Form 10-K
period 1993-12-31
CAPSTEAD MORTGAGE CORP
filed 1994-03-31
CIK 766701

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1993
                                       OR
[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER:  1-8896

                         CAPSTEAD MORTGAGE CORPORATION
             (Exact name of Registrant as specified in its Charter)

                   MARYLAND                       75-2027937
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)        Identification No.)

       2001 BRYAN TOWER, DALLAS, TEXAS               75201
   (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code:  (214) 999-2323

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS                NAME OF EXCHANGE ON WHICH REGISTERED
        -------------------                ------------------------------------
Common Stock ($.01 par value)                        New York Stock Exchange
$1.60 Cumulative Preferred Stock,
  Series A ($.10 par value)                          New York Stock Exchange
$1.26 Cumulative Convertible Preferred
  Stock, Series B ($.10 par value)                   New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

AT FEBRUARY 18, 1994 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS $610,883,000.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 18, 1994:  15,210,978

DOCUMENTS INCORPORATED BY REFERENCE:

(1) PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1993 ARE INCORPORATED BY REFERENCE INTO PARTS II AND IV.
(2) PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 14, 1994, ISSUED IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT, ARE INCORPORATED BY REFERENCE INTO PART III.

                         CAPSTEAD MORTGAGE CORPORATION

                          1993 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                     PART I
ITEM  1.      BUSINESS...............................................    1

ITEM  2.      PROPERTIES.............................................    9

ITEM  3.      LEGAL PROCEEDINGS......................................    9

ITEM  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....    9

                                    PART II

ITEM  5.      MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS.......................   10

ITEM  6.      SELECTED FINANCIAL DATA................................   10

ITEM  7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...................   10

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............   10

ITEM  9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE...................   10

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....   10

ITEM 11.      EXECUTIVE COMPENSATION.................................   10

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT.................................   11

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........   11

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K....................................  12

                                     PART I

ITEM 1.  BUSINESS.

ORGANIZATION

Capstead Mortgage Corporation ("CMC," or together with its special-purpose finance subsidiaries and certain other entities, the "Company") was incorporated on April 15, 1985 in the state of Maryland and commenced operations in September 1985. The Company operates as a mortgage conduit which purchases and securitizes various types of single-family residential mortgage loans. In addition, the Company has formed a mortgage servicing unit to function as the primary mortgage servicer and master servicer for loans and servicing rights acquired by the Company. The Company offers investors the opportunity to participate in the income generated from servicing and investing in mortgage loans, securitization activities and other portfolio strategies.

CMC, and its qualified real estate investment trust ("REIT") subsidiaries, have elected to be taxed as a REIT and intend to continue to do so. As a result of this election, CMC is not taxed at the corporate level on taxable income distributed to stockholders, provided that certain REIT qualification tests are met. Certain other subsidiaries, which are consolidated for financial reporting purposes, are not consolidated for federal income tax purposes because such entities were not established as REITs or qualified REIT subsidiaries. All taxable income of these subsidiaries is subject to federal and state income taxes, where applicable.

CONDUIT OPERATIONS

The Company offers to buy many different types of mortgage loan products. The products include (i) fixed-rate mortgage loans which have a fixed rate of interest for the life of the loan, (ii) adjustable-rate mortgage ("ARM") loans which provide for a periodic adjustment of the mortgage interest rate based on a specified margin over a specific financial index, and (iii) 5/25 mortgage loans which provide for an initial interest rate that adjusts one time, approximately five years following origination ("5/25 Mortgage Loans").

The Company purchases mortgage loans from mortgage banking companies, savings banks, commercial banks, credit unions, mortgage brokers and other financial intermediaries ("Correspondents") throughout the United States. Correspondents must meet certain financial and performance requirements before they are approved to participate in the Company's Correspondent Program. A purchase and sale agreement is executed with each Correspondent that provides for recourse against the Correspondent in the event of fraud or misrepresentation in the process by which a mortgage loan is originated.

The Company has developed purchase guidelines for the acquisition of mortgage loans based on the anticipated requirements of its mortgage pool insurers, and management's assessment of the criteria used by nationally recognized statistical rating organizations ("Rating Agencies") to analyze the quality of the collateral pledged to mortgage-backed securities issued by the Company. The Company does not itself underwrite the mortgage loan, but instead relies on the credit review and analysis of its mortgage pool insurers (primarily General Electric Mortgage Insurance Company). Each mortgage loan purchased is required to have a commitment for insurance from a mortgage pool insurer. Detailed purchase guidelines are provided to all Correspondents in the Company's Sellers Guide.

The principal amount of mortgage loans acquired by the Company at the time of origination generally range from $203,150 to $650,000 per loan. Substantially all of the mortgage loans acquired by the Company comply with the underwriting criteria of the mortgage securities programs sponsored by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), except that their original outstanding principal amounts generally exceed the maximum permissible amount ($203,150, effective January 1, 1993) for such programs ("Nonconforming Mortgage Loans"). The average loan purchased in 1993 had an original principal balance of approximately $312,000.

Commitments are issued and obligate the Company to purchase mortgage loans from the Correspondent for a specific period of time (typically 10 to 90 days), in a specific aggregate principal amount and bearing a specified mortgage interest rate and price. The Company currently issues three types of commitments: mandatory, optional and best efforts. The Company receives a fee on optional and best effort commitments, but not on mandatory commitments. However, if a Correspondent fails to deliver a loan subject to a mandatory commitment, the Correspondent is obligated to pay the Company the difference between the yield the Company would have obtained on the mortgage loan and the yield available on similar mortgage loans subject to mandatory commitments issued at the time of such failure to deliver, plus a penalty.

MORTGAGE LOAN PORTFOLIO

The Company purchases mortgage loans from Correspondents on a daily basis. The loans purchased are warehoused in the mortgage loan portfolio awaiting determination of the long-term investment strategy to which the loan will be directed. Periodically, mortgage loans are pledged to secure the issuance of collateralized mortgage obligations ("CMOs"), publicly-offered, multi-class mortgage pass-through certificates ("MPCs"), or AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") by the Company's special-purpose finance subsidiaries.

The Company utilizes repurchase agreements to finance the acquisition of mortgage loans. A repurchase agreement is a form of short-term financing pursuant to which the Company pledges mortgage loans in consideration for the advance of funds at short-term interest rates generally tied to LIBOR. The Company earns the difference between the mortgage interest rate and the interest rate it owes on the short-term borrowings for the term of the repurchase transaction, typically 30 to 60 days.

As noted above, the Company obtains a commitment by a mortgage pool insurer to issue a mortgage pool insurance policy that will cover losses due to mortgagor default in amounts generally ranging from 7% to 15% of the aggregate principal amount of the mortgage loans comprising such pool. The mortgage pool insurance is generally not in force during the warehousing of the mortgage loan, but instead is activated at the time the mortgage loans are pledged as collateral for a CMO, MPC or Mortgage Pass-Through unless an investor in the former securitizations is willing to assume the credit risk for the entire issuance (a "senior/subordinate" structure). The Company expects to use such senior/subordinate structures extensively in 1994. During the warehousing period, typically a period of 30 to 90 days, the Company retains the full risk that the mortgage loan may default. Certain other risks are also not covered during the warehousing period. These include bankruptcy and special hazards which are not covered by standard hazard insurance policies (e.g. earthquakes), as well as fraud or misrepresentation in the origination of the mortgage loan. Defaults on mortgage loans during the warehousing period, if linked to fraud or misrepresentation, may be mitigated by the Correspondent's obligation to repurchase such mortgage loan. However, to the extent the Correspondent does not perform the repurchase obligation, the Company may incur a loss.

For a discussion of effects of interest rate changes on the Company's mortgage loan portfolio, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 on page 49 and page 50 under the caption "Management's Discussion and Analysis - Effects of Interest Rate Changes."

MORTGAGE PASS-THROUGH PORTFOLIO

The Company's long-term investment strategy includes the securitization of ARM loans and 5/25 Mortgage Loans into Mortgage Pass-Throughs. This investment strategy primarily makes use of ARM loans which, because of their adjustable interest rates, are more likely to retain value in a rising interest rate environment.

At the time mortgage loans are pledged as collateral for Mortgage Pass-Throughs, the mortgage pool insurance policy is activated. The level of coverage under any such mortgage pool insurance policy is determined by one or more Rating Agencies, and is at a level necessary to allow the insured pool of mortgage loans, or the securities such pools are pledged to secure, to be AAA-rated. At such time, the Company also insures or reserves against bankruptcy and special hazard risks, and reduces its exposure to losses from fraud or misrepresentation in the origination of the mortgage loan.

The Company utilizes repurchase agreements to finance the Mortgage Pass-Through portfolio. The formation of Mortgage Pass-Throughs greatly enhances the quality of the underlying mortgage loans, thus enabling the Company to reduce its borrowing costs below the level paid on non-rated loans, thereby enhancing the interest spread.

For discussion of effects of interest rate changes on the Company's Mortgage Pass-Through portfolio, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 on page 49 and 50 under the caption "Management's Discussion and Analysis - Effects of Interest Rate Changes."

AGENCY SECURITIES PORTFOLIO

The Company also invests in fixed-rate agency securities (the "agency securities portfolio") which consists of mortgage-backed securities guaranteed by government sponsored entities such as FNMA, Government National Mortgage Association or FHLMC. Because agency securities are the most widely traded mortgage-backed securities, unique financing opportunities exist in the marketplace that enable investors to achieve very attractive interest rate spreads on the financing of such assets.

For discussion of effects of interest rate changes on the Company's agency securities portfolio, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 on page 49 and 50 under the caption "Management's Discussion and Analysis - Effects of Interest Rate Changes."

CMO INVESTMENT PORTFOLIO AND RELATED SECURITIZATION ACTIVITY

The Company's long-term investment strategy also includes the securitization of fixed-rate and 5/25 Mortgage Loans, whereby such loans are pledged as collateral for the issuance of CMOs or MPCs. Most of the Company's CMOs are structured as financings in which the Company recognizes economic gains or losses over the term of the collateral. MPCs and some CMOs are structured as sales. Such sales preserve capital by limiting the amount invested in a securitization, but at the same time may make quarterly income more volatile than in the past because of the recognition of transactional gains or losses. Beginning the fall of 1992, the Company has generally elected Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes.

Each series of CMOs consists of multiple classes of bonds, each having its own maturity. MPCs are structured in a similar fashion except that technically, investors do not purchase bonds subject to an indenture; rather, they purchase certificates evidencing undivided interests in a trust that owns the underlying mortgage loans. The segmentation of CMOs into classes of bonds with varying maturities along with mortgage pool insurance and other credit enhancements provided to make all or most of the CMO bonds AAA-rated enables the Company to issue the CMO classes with shorter scheduled maturities and lower interest rates than the underlying mortgage loans. Each of these factors contributes to a positive difference ("Interest Spread") between the payments received on the mortgage loans pledged to secure such CMOs and the payments made on the CMOs issued. Because the shorter-term classes of CMO bonds typically bear lower rates of interest than longer-term classes, the Interest Spread on a CMO is typically greatest in the early years of the CMO. As the mortgage loans are repaid and the shorter-term classes of CMO bonds are retired, the average interest cost of the CMOs outstanding increases. Thus, the Interest Spread will decline over time.

The right to receive the Interest Spread, along with the non-cash amortization of collateral and bond premiums and discounts is referred to as the "CMO Residual". CMO structures have evolved in recent years such that the Interest Spread portion of CMO Residuals have been virtually eliminated by the formation of additional CMO securities including various forms of interest-only and/or principal-only securities. Interest-only securities represent ownership in an undivided interest in interest payments on the underlying securities. Principal-only securities represent ownership in an undivided interest in principal payments on the underlying securities. Since the fall of 1992 the Company typically has sold the CMO Residuals and retained for its CMO Investment portfolio certain of the interest-only and/or principal-only securities formed in connection with CMO and MPC issuances.

Interest-only and principal-only securities that are held by the Company in the CMO Investment portfolio are carried at the present value of the future cash flows expected to be received during the remaining terms of the investments, discounted at a constant effective yield. Income recognized is the excess of cash received over the reduction of the carrying value. In a falling interest rate environment, prepayments on the underlying mortgage collateral generally will be high and the Company could incur losses on investments in interest-only securities. This happened during 1993. Conversely, in periods of rising interest rates, interest-only securities will tend to perform very favorably because the underlying mortgage collateral will generally prepay at slower rates. This has been the Company's experience thus far in 1994. Principal-only securities react differently to changes in interest rates. Lower interest rates result in the recovery of this investment more rapidly thus increasing yields. During periods of rising rates, it takes longer for the Company to recover its investments thus lowering yields. Principal-only securities retained by the Company generally represent a much smaller investment than interest-only investments.

The Company may, from time-to-time, issue CMOs collateralized by ARM loans.
CMOs collateralized by ARM loans typically consist of one or more classes of bonds having a maturity equal to the life of the underlying collateral. As the interest rate received on the underlying collateral adjusts to changes in short-term interest rates, the interest rate paid on the CMO adjusts by the corresponding amount, thus the positive Interest Spread will remain relatively constant over time.

At the time the loans are pledged for issuance of a CMO or MPC, the mortgage pool insurance policy generally is activated. At such time, the Company also insures or reserves against bankruptcy and special hazard risks, and reduces its exposure to losses from fraud or misrepresentation in the origination of the mortgage loan. Recently, the Company has issued CMOs with the senior/subordinate structure where investors assume the credit risk by purchasing subordinate classes of the securitization. The Company also has the option to retain certain of the subordinate classes for its CMO Investment portfolio. The yield on subordinate securities reflects risk assumed and, therefore, the Company will not need to increase its provision for losses.

The issuance of CMOs typically eliminates the Company's short-term financing risk associated with the mortgage loans that are pledged as collateral for such CMOs (except in the case of any class of CMOs having a variable interest rate collateralized by fixed-rate mortgage loans), as well as the risk that the market value of such mortgage loans will decline. This is because each series of CMOs is structured to be fully repaid out of the principal and interest payments on the underlying mortgage loans, including reinvestment proceeds, regardless of fluctuations in the market value of such mortgage loans.

For a discussion of effects of interest rate changes on the Company's CMO investment portfolio, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 on page 49 and page 50 under the caption "Management's Discussion and Analysis - Effects of Interest Rate Changes."

SERVICING OPERATIONS
- --------------------

The Company formed its mortgage servicing unit early in 1993, and as of December 31, 1993, serviced and master serviced mortgage loan portfolios of $2.4 billion and $4.4 billion, respectively. This growth was accomplished primarily by retaining servicing rights on mortgage loans purchased during the year and master servicing rights on mortgage loans placed into securitizations during the year. FNMA and FHLMC servicing approvals have been obtained so that the Company can service conforming loans guaranteed by these government sponsored entities and the Company has committed to bulk acquisitions of servicing rights for both conforming and non-conforming mortgage loan portfolios totaling $1.6 billion to be completed in early 1994.

Mortgage loan servicing includes collecting and accounting for payments of principal and interest from borrowers, remitting such payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgage premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans. The Company receives fees for servicing residential mortgage loans ranging generally from .25% to .38% per annum on the declining principal balances of the loans. Servicing fees are collected by the Company out of monthly mortgage payments.

For a discussion of effects of interest rate changes on the Company's servicing operations investment portfolio, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 on page 49 and page 50 under the caption "Management's Discussion and Analysis - Effects of Interest Rate Changes."

OTHER INVESTMENT STRATEGIES

The Company may enter into other short- or long-term investment strategies as the opportunities arise.

COMPETITION

In purchasing and pooling mortgage loans and in purchasing other mortgage-related assets, the Company competes with savings banks, commercial banks, mortgage and investment bankers, conduits, insurance companies, other lenders, FNMA and FHLMC, many of whom may have greater financial resources than the Company. The competition for loan servicing is equally diverse. Mortgage banking companies, savings banks and commercial banks all engage in servicing mortgage loans, some for others and some for their own portfolio. Additionally, in issuing CMOs or other mortgage-backed securities, the Company will face competition from other issuers of these securities and the securities themselves will compete with other investment opportunities available to prospective purchasers. An increase in the purchasing of long-term mortgage loans by others may reduce the Company's ability to compete in the purchase of such loans and may reduce the yields available to the Company. In addition, if FHLMC and FNMA were to increase the dollar amount limitation on loans they are permitted to purchase (currently $203,150), they would be able to purchase a greater percentage of mortgage loans in the secondary market than they currently are permitted to acquire, and the Company's ability to maintain or increase its current acquisition levels could be adversely affected.

REGULATION AND RELATED MATTERS

The Company's mortgage servicing unit is subject to the rules and regulations of FNMA and FHLMC with respect to securitizing and servicing mortgage loans. In addition, there are other Federal and state statutes and regulations affecting such activities. Moreover, the Company is required annually to submit audited financial statements to FNMA and FHLMC and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by FNMA and FHLMC at all times to assure compliance with applicable regulations, policies and procedures. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

EMPLOYEES

Until becoming fully self-administered on October 1, 1993, the Company was managed by Capstead Advisers, Inc. (the "Manager"), a wholly-owned subsidiary of Lomas Mortgage USA, Inc. ("LMUSA"), who provided all executive and administrative personnel required by the Company under the terms of a management agreement. The Company only had one employee, its Chairman and Chief Executive Officer. See the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 on page 38 under the caption "Notes to Consolidated Financial Statements - Note K - Management and Non-Competition Agreements." As of December 31, 1993, the Company had 83 full-time employees.

FEDERAL INCOME TAX

As used herein, "Capstead REIT" refers to CMC and the entities that are consolidated with CMC for federal income tax purposes. Capstead REIT has elected to be taxed as a REIT for federal income tax purposes and intends to continue to do so. As a result of this election, Capstead REIT will not be taxed at the corporate level on taxable income distributed to stockholders, provided that certain REIT qualification tests are met.

If Capstead REIT fails to qualify as a REIT in any taxable year, it would be subject to federal income tax at regular corporate rates and would not receive a deduction for dividends paid to stockholders. If this were the case, the amount of after-tax earnings available for distribution to stockholders would decrease substantially.

CMC owns all of the issued and outstanding preferred stock of certain other subsidiaries. These subsidiaries are not included in Capstead REIT for federal income tax purposes, but are included with CMC for financial reporting purposes. All taxable income of these subsidiaries is subject to federal and state income taxes, where applicable. Capstead REIT's taxable income will include earnings of these subsidiaries only upon payment to Capstead REIT by dividend of such earnings.

To qualify as a REIT, Capstead REIT must meet certain income, asset, distribution, and ownership tests. The following is a summary of the qualifications.

GROSS INCOME TESTS. There are three percentage tests relating to the sources of a company's gross income which must be satisfied for each taxable year. First, at least 75% of the company's gross income must be real property related income, which includes interest on loans secured by mortgages on real property and commitment fees earned in connection with such mortgage loans. Second, at least 95% of the company's gross income must be derived from items of income that qualify under the 75% test or from dividends, interest or gain from the sale or disposition of stock or other securities. Third, gains from the sale of stock (or other securities) held for less than one year, gains from sales of property (other than foreclosure property) held primarily for sale and gains on the sale of real property, including interests in mortgages on real property held for less than four years must represent less than 30% of the company's gross income.

If a company fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. These relief provisions are available if the company can establish that its failure to meet such tests is due to reasonable cause and not due to willful neglect. It is not possible to state whether in all circumstances Capstead REIT would be entitled to the benefit of these relief provisions. If these relief provisions apply, a 100% tax is imposed upon the greater of the amounts by which the company failed the 75% test or the 95% test. If the relief provisions are inapplicable to a particular set of circumstances involving Capstead REIT, such company will not qualify as a REIT. There are no comparable relief provisions which could mitigate the consequences of a failure to satisfy the 30% income test.

ASSET TESTS. At the close of each quarter of its taxable year, Capstead REIT must satisfy certain tests regarding its assets. First, at least 75% of the value of the respective company's total assets must be represented by interests in real property, interests in mortgages on real property, shares in other real estate investment trusts, cash, cash items and government securities. Second, of the investments in securities not included in the foregoing, the value of any one issuer's securities owned by the company may not exceed 5% of the value of the company's total assets and the company may not own more than 10% of any one issuer's outstanding voting securities. Certain relief provisions apply with respect to these asset tests. If the asset tests are not met and the relief provisions cannot be satisfied by, or are inapplicable to, Capstead REIT, Capstead REIT will not qualify as a REIT.

REITs are permitted to hold assets in subsidiaries which are and have been 100% owned by the REIT at all times during the period such subsidiaries existed ("qualified REIT subsidiaries"). For federal income tax purposes, all of the assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are attributed to its parent.

DISTRIBUTION REQUIREMENTS. In order to qualify for certain benefits of REIT status in any taxable year, including the deduction for dividends paid to shareholders, a REIT is required to distribute to its stockholders dividends in an amount at least equal to the sum of (i) 95% of its annual REIT taxable income exclusive of net capital gain and prior to any deduction for dividends paid plus
(ii) 95% of its net after-tax income, if any, from foreclosure property minus
(iii) the amount, if any, of certain noncash income in excess of 5% of its REIT taxable income exclusive of any net capital gain and prior to any deduction for dividends paid. Any income not distributed is subject to tax at regular corporate rates. Distributions declared before the time of filing of the company's tax return for the taxable year and paid not later than the first regular dividend payment following declaration will be deemed paid in such taxable year for purposes of the distribution test. A nondeductible excise tax equal to 4% will be imposed on the company for each calendar year to the extent that dividends declared and distributed or deemed distributed before December 31 are less than the sum of (i) 85% of the company's "ordinary income" plus (ii) 95% of the company's capital gain net income plus (iii) income not distributed in earlier years minus (iv) distributions in excess of income in earlier years and (v) any amount of REIT taxable income for such year.

Failure to distribute 95% of REIT taxable income would disqualify a company from certain benefits of REIT status. Under certain circumstances a company may correct a failure to meet the distribution requirements by paying "deficiency dividends" to stockholders in a later year. It is the present intent of Capstead REIT to pay "deficiency dividends" if necessary to retain the benefits of their status as REITs.

If a REIT recognizes net income from the sale or disposition of property (other than foreclosure property) held primarily for sale rather than investment, such income will be subject to a 100% penalty tax. This rule will not apply to real estate assets of a REIT that have been held for four years or more if (i) the REIT makes seven or fewer sales of such property during the taxable year or (ii) the aggregate adjusted bases of all the property sold during the taxable year does not exceed 10% of the adjusted bases of all the REIT's assets at the beginning of the REIT's taxable year. Certain other requirements may also need to be satisfied.

STOCK OWNERSHIP TESTS. In order for a company to qualify as a REIT the Company's shares must be held by at least 100 stockholders during approximately 9/10 of the taxable year and during the last half of each taxable year not more than 50% (in value) of the company's outstanding stock may be owned directly or indirectly by five or fewer individuals. The company must demand written statements each year from the record holders of designated percentages of its shares disclosing the actual owners of such shares. A list of those persons failing or refusing to comply with such demand must be maintained as a part of the company's records. Federal income tax regulations further require that a stockholder failing or refusing to comply with the company's written demand must submit with his or her tax returns a similar statement disclosing the actual ownership of the company shares and certain other information.

SPECIAL CONSIDERATIONS - TAX-EXEMPT AND CERTAIN OTHER INVESTORS

For CMOs issued after December 31, 1991, pursuant to regulations not yet published, the portion of any dividend paid to stockholders attributable to "excess inclusion income" on the retained residual interests in such CMOs would be subject to certain rules. Such rules include (i) the characterization of excess inclusion income as unrelated business income for tax-exempt stockholders (including employee benefit plans and individual retirement accounts) and (ii) the inability of a stockholder to offset excess inclusion income with net operating losses (subject to certain exceptions applicable to thrift institutions). Generally, tax-exempt entities are subject to federal income tax on excess inclusion income and other unrelated business income in excess of $1,000 per year. Excess inclusion income is generally taxable income with respect to a residual interest in excess of a specified return on investment in the residual interest. In some cases, all taxable income with respect to a residual interest may be considered excess inclusion income. Until regulations or other guidance is issued, Capstead REIT will use methods it believes are appropriate for calculating the amount of excess inclusion income, if any it recognizes from CMOs issued after December 31, 1991, and allocating any excess inclusion income to its stockholders. Excess inclusion rules will most likely not apply to any CMO issued by any subsidiary of CMC on or before December 31, 1991. The Company's exposure for CMOs issued subsequent to that has been limited by the prepayment performance of these investments and the fact that beginning in the fall of 1992 the Company generally has sold the related CMO Residuals.

A REIT is subject to tax on the portion of any "excess inclusion income" allocable to any shareholder which is a "disqualified organization" as defined in the REMIC provisions of the Code. If the ownership of CMC shares by any such organization would subject Capstead REIT to any tax on such income, such shares shall be immediately redeemable at the option of CMC. See "Description of CMC Capital Stock."

The foregoing is general in character. Reference should be made to the pertinent Code Sections and the Regulations issued thereunder for a comprehensive statement of applicable federal income tax consequences.

ITEM 2.  PROPERTIES.

The Company's operations are conducted primarily in Dallas, Texas on properties leased by the Company.

ITEM 3.  LEGAL PROCEEDINGS.

At December 31, 1993 there were no material pending legal proceedings, outside the normal course of business, to which the Company or its subsidiaries were a party or of which any of their property was the subject.

ITEM 4.  RESULTS OF SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 on page 41 under the caption "Note Q - Market and Dividend Information," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 on page 42 under the caption "Selected Financial Data," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 on pages 43 through 50 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 on pages 23 through 41, and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included in the Registrant's definitive Proxy Statement dated March 14, 1994 on pages 3 through 6 under the captions "Election of Directors" and "Executive Officers," and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is included in the Registrant's definitive Proxy Statement dated March 14, 1994 on pages 6 through 13 under the captions "Executive Compensation," and "Report of the Compensation Committee on Executive Compensation" and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included in the Registrant's definitive Proxy Statement dated March 14, 1994 on page 15 under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 on pages 38 and 39 under the caption "Notes to Consolidated Financial Statements - Note K - Management and Non-Competition Agreements" and " - Note L - Transactions with Affiliates of the Former Manager" and is incorporated herein by reference, pursuant to General Instruction G(2).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this report:

        1. The following financial statements of the Company, included in the 1993 Annual Report to Stockholders, are incorporated herein by reference:

                                                               PAGE
                                                               ----
           Consolidated Statement of Income - Years
            Ended December 31, 1993, 1992 and 1991...........   *
           Consolidated Balance Sheet -
            December 31, 1993 and 1992.......................   *
           Consolidated Statement of Stockholders' Equity -
            Three Years Ended December 31, 1993..............   *
           Consolidated Statement of Cash Flows - Years
            Ended December 31, 1993, 1992 and 1991...........   *
           Notes to Consolidated Financial Statements -
           December 31, 1993................................   *
        2. Financial statement schedules:
           Schedule VIII-Valuation and Qualifying Accounts...  16
           Schedule IX-Short-Term Borrowings.................  17
           Schedule XII-Mortgage Loans on Real Estate........  18
           NOTE:  All other schedules for which provision is made
           in the applicable accounting regulation of the Securities
           and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been
           omitted.

- ----------------
* Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1993.

        3. Exhibits:

       Exhibit
       Number
       -------
        3.1(a)  Charter of the Company, which includes Articles of
                Incorporation, Articles Supplementary for each outstanding
                Series of Preferred Stock and all other amendments to such
                Articles of Incorporation.(9)
        3.1(b)  Articles Supplementary ($1.26 Cumulative Convertible Preferred
                Stock, Series B).(7)
        3.2     Bylaws of the Company, as amended.(9)
       10.16    Management Agreement between Capstead Mortgage Corporation and
                Capstead Advisers, Inc. dated July 31, 1992.(8)
       10.17    Amendment to Management Agreement dated March 31, 1993, between the Registrant and Capstead Advisers, Inc.(9)
       10.18    Second Amendment to Management Agreement dated September 3,
                1993, between the Registrant and Capstead Advisers, Inc.*
       10.19    Stock Option Agreement, dated June 16, 1992, between the Company and Lomas Financial Corporation.(9)
       10.20    Form of Loan Sale Agreement.(6)
       10.21    1990 Employee Stock Option Plan(4)
       10.22    1990 Directors' Stock Option Plan(5)
       10.23    Employment Agreement dated August 1, 1992 between Capstead
                Mortgage Corporation and Ronn K. Lytle.(7)

       10.24    Restricted Stock Grant Agreement dated August 1, 1992 between
                Capstead Mortgage Corporation and Ronn K. Lytle.(7)
       11       Computation of earnings per share.*
       12.1     Statement regarding computation of ratios of earnings to fixed charges and preferred stock dividends.*
       13       Portions of the Annual Report to Stockholders of the Company for
                the year ended December 31, 1993.*
       22.1     List of subsidiaries of the Company.*
       24       Consent of Ernst & Young, Independent Auditors.*

- ------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-11 (No. 2-97182) dated September 5, 1985.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40016) dated April 29, 1991.
(5) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991.
(6) Incorporated by reference to Amendment No. 1 on Form 8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
(8) Incorporated by reference to Amendment No. 1 of the Company's Registration Statement on Form S-4 (No. 33-31260) dated October 27, 1992.
(9) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-62212) dated May 6, 1993.
 *  Filed herewith.

    (b) Reports on Form 8-K:  None.

    (c) Exhibits - The response to this section of ITEM 14 is submitted as a separate section of this report.

    (d) Financial Statement Schedules - The response to this section of ITEM 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CAPSTEAD MORTGAGE CORPORATION
                                                      REGISTRANT


Date:  March 29, 1994                   By        /s/ ANDREW F. JACOBS
                                           -----------------------------------
                                                     Andrew F. Jacobs
                                           Senior Vice President and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


 /s/ RONN K. LYTLE               Principal Executive        March 29, 1994
- -------------------------------   Officer and Director
   (Ronn K. Lytle)


 /s/ ANDREW F. JACOBS            Principal Financial        March 29, 1994
- -------------------------------   and Accounting Officer
   (Andrew F. Jacobs)


 /s/ J. MICHAEL CORNWALL         Director                   March 29, 1994
- -------------------------------
   (J. Michael Cornwall)


 /s/ DAVID G. FOX                Director                   March 29, 1994
- -------------------------------
   (David G. Fox)


 /s/ BEVIS LONGSTRETH            Director                   March 29, 1994
- ------------------------------
   (Bevis Longstreth)


 /s/ PAUL M. LOW                 Director                   March 29, 1994
- -------------------------------
    (Paul M. Low)


 /s/ HARRIET E. MIERS            Director                   March 29, 1994
- -------------------------------
   (Harriet E. Miers)


 /s/ CHARLES B. MULLINS, M.D.    Director                   March 29, 1994
- -------------------------------
   (Charles B. Mullins, M.D.)


 /s/ WILLIAM R. SMITH            Director                   March 29, 1994
- -------------------------------
   (William R. Smith)


 /s/ LEWIS T. SWEET, JR.         Director                   March 29, 1994
- -------------------------------
   (Lewis T. Sweet, Jr.)


 /s/ MARTIN TYCHER               Director                   March 29, 1994
- -------------------------------
    (Martin Tycher)

                                PORTIONS OF THE
                           ANNUAL REPORT ON FORM 10-K
                          ITEMS 14(A)(1), (2) AND (3)

                   FINANCIAL STATEMENT SCHEDULES AND EXHIBITS
                          YEAR ENDED DECEMBER 31, 1993

                         CAPSTEAD MORTGAGE CORPORATION
                                 DALLAS, TEXAS

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES

             COLUMN A                  COLUMN B             COLUMN C            COLUMN D        COLUMN E
- -----------------------------------   ----------   -------------------------   -----------   --------------
                                                           ADDITIONS
                                                   -------------------------
                                                                  CHARGED TO
                                      BALANCE AT    CHARGED TO      OTHER
                                      BEGINNING        COSTS       ACCOUNTS-    DEDUCTIONS-   BALANCE AT END
            DESCRIPTION               OF PERIOD    AND EXPENSES    DESCRIBE     DESCRIBE *      OF PERIOD
- -----------------------------------   ----------   ------------   -----------   -----------   --------------
Reserves and Allowances Deducted
 From Mortgage Investments:

  Year ended December 31, 1993
   Allowance for losses............   $8,228,000     $2,800,000           -      $4,101,000      $6,927,000

  Year ended December 31, 1992
   Allowance for losses............   $3,505,000     $7,750,000           -      $3,027,000      $8,228,000

  Year ended December 31, 1991
   Allowance for losses............   $2,943,000     $1,707,000           -      $1,145,000      $3,505,000

* Loss on sale of foreclosed properties and charge-offs of other mortgage securities.

                      SCHEDULE IX - SHORT-TERM BORROWINGS

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES


             COLUMN A                      COLUMN B        COLUMN C       COLUMN D         COLUMN E       COLUMN F
- -------------------------------------   --------------   ------------  --------------   --------------   ----------
                                                                                                          WEIGHTED
                                                                          MAXIMUM          AVERAGE        AVERAGE
                                                           WEIGHTED        AMOUNT           AMOUNT        INTEREST
                                            BALANCE        AVERAGE       OUTSTANDING     OUTSTANDING        RATE
       CATEGORY OF AGGREGATE                AT END         INTEREST      DURING THE       DURING THE     DURING THE
       SHORT-TERM BORROWINGS               OF PERIOD         RATE          PERIOD         PERIOD(4)      PERIOD(5)
- -------------------------------------   --------------   -----------   --------------   --------------   ----------
Year ended December 31, 1993:
   Repurchase agreements(2)..........   $2,044,776,000      3.89%      $2,300,478,000   $2,033,598,000      3.61%
   Dollar repurchase agreements(3)...   $  399,031,000      3.38%      $  604,094,000   $  305,198,000      2.07%

Year ended December 31, 1992:
   Notes payable(1)..................                -          -      $   25,000,000   $   10,364,000      5.61%
   Repurchase agreements(2)..........   $1,449,209,000      4.09%      $1,451,944,000   $1,367,986,000      4.33%

Year ended December 31, 1991
   Notes payable(1)..................   $   25,000,000      6.75%      $   86,600,000   $   19,708,000      7.01%
   Repurchase agreements(2)..........   $  830,572,000      5.82%      $1,071,816,000   $  431,692,000      6.29%
   Dollar repurchase agreements(3)...                -         -       $   48,666,000   $   27,976,000      9.50%


(1) Notes payable consisted of borrowings under the Company's revolving lines of credit with commercial banks.
(2) Repurchase agreements consisted of borrowings from investment banks with terms typically not longer than 160 days with no provisions for extension of maturity.
(3) Dollar repurchase agreements consisted of borrowings from investment banks with mortgage-backed securities as collateral and terms typically not longer than 60 days.
(4) The average amount outstanding during the period was computed by dividing the total of the monthly weighted average outstanding principal balances by 12 months.
(5) The weighted average interest rate during the period was computed by dividing the total of the monthly weighted average interest rates by 12 months.

                  SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

                                                                    COLUMN
          COLUMN A                COLUMN B    COLUMN C   COLUMN D      E         COLUMN F          COLUMN G           COLUMN H
- -----------------------------   -----------   --------   --------   -------   --------------   -----------------   ---------------
                                                                                                                      PRINCIPAL
                                                                                                                       AMOUNT
                                                                                                                      OF LOANS
                                                                                                   CARRYING          SUBJECT TO
                                               FINAL     PERIODIC              FACE AMOUNT          AMOUNT           DELINQUENT
                                 INTEREST     MATURITY   PAYMENT     PRIOR          OF                OF              PRINCIPAL
        DESCRIPTION(1)             RATE         DATE      TERMS      LIENS      MORTGAGES          MORTGAGES       OR INTEREST(4)
- -----------------------------   -----------   --------   --------   -------   --------------   -----------------   ---------------
 $    -0- - $   49,999(   77)      5.125% -    Varies    Monthly     None     $      113,000   $        113,000     $         -
                                    13.500%
 $ 50,000 - $   99,999(   17)      3.875% -    Varies    Monthly     None          1,463,000          1,463,000          84,000
                                    12.250%
 $100,000 - $  149,999(   49)      4.250% -    Varies    Monthly     None          6,355,000          6,355,000         248,000
                                    10.750%
 $150,000 - $  199,999(  120)      4.125% -    Varies    Monthly     None         21,147,000         21,147,000         178,000
                                    11.250%
 $200,000 - $  249,999(2,695)      3.875% -    Varies    Monthly     None        607,259,000        607,259,000      10,307,000
                                    12.375%
 $250,000 - $  299,999(2,031)      3.625% -    Varies    Monthly     None        555,505,000        555,505,000       8,948,000
                                    11.375%
 $300,000 - $  349,999(1,103)      4.125% -    Varies    Monthly     None        357,036,000        357,036,000       7,122,000
                                    11.250%
 $350,000 - $  399,999(  720)     3.625% -     Varies    Monthly     None        269,649,000        269,649,000       3,711,000
                                     9.375%
 $400,000 - $  449,999(  392)      3.875% -    Varies    Monthly     None        166,380,000        166,380,000       5,440,000
                                    10.750%
 $450,000 - $  499,999(  279)     4.250% -     Varies    Monthly     None        133,375,000        133,375,000       3,844,000
                                     9.000%
 $500,000 - $1,500,000(  576)      4.000% -    Varies    Monthly     None       352,802,0000        352,802,000       7,600,000
                                    10.000%
                                                                              --------------   ----------------     -----------
                                                                              $2,471,084,000      2,471,084,000      47,482,000
                                                                              ==============
                                                         Plus premium                                 1,562,000               -
                                                                                               ----------------     -----------
                                                                                               $2,472,646,000(2)    $47,482,000
                                                                                               ================     ===========

See accompanying Notes to Schedule XII on the following page.

                             NOTES TO SCHEDULE XII

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES



(1) The portfolio at December 31, 1993 consisted of single-family, conventional, first mortgage loans. Principal amount of mortgage loans in the portfolio totaling $900,936,000, or 36%, are adjustable-rate loans; and $318,319,000, or 13%, are 30 year mortgage loans with one rate or payment change five years from origination. The remaining $1,251,829,000, or 51%, are fixed-rate level payment loans.
(2) The basis for valuing the mortgage loan portfolio for tax purposes is the same as that used for financial reporting.
(3) Reconciliation of mortgage loans:

  Balance at January 1, 1991..........                   $  209,528,000
   Additions:
    Purchases of mortgage loans.......   2,173,148,000
    Amortization of discount..........         700,000    2,173,848,000
                                         -------------   --------------
                                                          2,383,376,000
   Deductions:
    Principal collections.............      32,192,000
    Sale of mortgage loans............       6,515,000
    Mortgage loans transferred to
    mortgage securities collateral....   1,484,947,000    1,523,654,000
                                         -------------   --------------
  Balance at December 31, 1991........                      859,722,000
   Additions:
    Purchases of mortgage loans.......   5,488,051,000
    Amortization of discount..........         391,000    5,488,442,000
                                         -------------   --------------
                                                          6,348,164,000
   Deductions:
    Principal collections.............      90,011,000
    Mortgage loans transferred to
     mortgage securities collateral...   3,603,844,000
    Sale of mortgage loans............     965,217,000    4,659,072,000
                                         -------------   --------------
  Balance at December 31, 1992........                    1,689,092,000
   Additions:
    Purchases of mortgage loans.......   4,410,950,000
    Released CMO collateral...........      83,955,000
    Amortization of discount..........          73,000    4,494,978,000
                                         -------------   --------------
                                                          6,184,070,000
   Deductions:
    Principal collections.............     271,511,000
    Mortgage loans transferred to
     mortgage securities collateral...     995,513,000
    Sale of mortgage loans............   2,444,400,000    3,711,424,000
                                         -------------   --------------

  Balance at December 31, 1993........                   $2,472,646,000
                                                         ==============

(4) Consists of all mortgage loans delinquent 60 days or more. Note that of this total, $46,527,000 is covered by mortgage pool insurance which effectively limits the Company's exposure to loss.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES

(5) The geographic distribution of the Company's portfolio at December 31, 1993 was as follows:


                             NUMBER        PRINCIPAL
          STATE             OF LOANS        AMOUNT
          -----             ---------   --------------

  Alabama................          24   $    6,958,000
  Arizona................          36       12,586,000
  Arkansas...............           8        2,973,000
  California.............       3,775    1,157,448,000
  Colorado...............         151       43,872,000
  Connecticut............          49       17,194,000
  Delaware...............          13        3,274,000
  District of Columbia...         104       32,439,000
  Florida................         275       84,437,000
  Georgia................         327       98,781,000
  Hawaii.................          19        7,953,000
  Illinois...............          71       22,098,000
  Indiana................           5        1,808,000
  Iowa...................           2          505,000
  Kansas.................          11        3,003,000
  Kentucky...............           8        2,694,000
  Louisiana..............          74       21,412,000
  Maryland...............         549      176,495,000
  Massachusetts..........         115       32,850,000
  Michigan...............         130       40,181,000
  Minnesota..............           2          464,000
  Mississippi............           3          689,000
  Missouri...............          84       28,017,000
  Nebraska...............          10        3,493,000
  Nevada.................          21        6,269,000
  New Hampshire..........           3          687,000
  New Jersey.............         284       85,095,000
  New Mexico.............          55       17,227,000
  New York...............         100       32,314,000
  North Carolina.........          26        7,508,000
  Ohio...................          47       13,703,000
  Oklahoma...............          65       18,509,000
  Oregon.................           1          643,000
  Pennsylvania...........         194       59,940,000
  Rhode Island...........           6        1,327,000
  South Carolina.........          16        4,435,000
  Tennessee..............          14        4,037,000
  Texas..................         485      149,494,000
  Utah...................          19        6,153,000
  Vermont................           5        1,666,000
  Virginia...............         683      204,439,000
  Washington.............         184       53,807,000
  Wisconsin..............           6        2,207,000
                            ---------   --------------
                                         2,471,084,000

  Plus premium...........                    1,562,000
                                        --------------

            Total........       8,059   $2,472,646,000
                            =========   ==============

                                 EXHIBIT INDEX

                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
 NUMBER                                                               PAGE
- --------                                                          ------------
 3.1(a) Charter of the Company, which includes Articles of
        Incorporation, Articles Supplementary for each outstanding
        Series of Preferred Stock and all other amendments to such
        Articles of Incorporation.(9)
 3.1(b) Articles Supplementary ($1.26 Cumulative Convertible
        Preferred Stock, Series B).(7)
 3.2    Bylaws of the Company, as amended.(9)
10.16   Management Agreement between Capstead Mortgage Corporation and Capstead Advisers, Inc. dated July 31, 1992.(8)
10.17   Amendment to Management Agreement dated March 31, 1993,
        between the Registrant and Capstead Advisers, Inc.(9)
10.18   Second Amendment to Management Agreement dated September 3,
        1993, between the Registrant and Capstead Advisers, Inc.*
10.19   Stock Option Agreement, dated June 16, 1992, between the
        Company and Lomas Financial Corporation.(9)
10.20   Form of Loan Sale Agreement.(6)
10.21   1990 Employee Stock Option Plan(4)
10.22   1990 Directors' Stock Option Plan(5)
10.23   Employment Agreement dated August 1, 1992 between Capstead
        Mortgage Corporation and Ronn K. Lytle.(7)
10.24   Restricted Stock Grant Agreement dated August 1, 1992
        between Capstead Mortgage Corporation and Ronn K. Lytle.(7)
11      Computation of earnings per share.*
12.1    Statement regarding computation of ratios of earnings to
        fixed charges and preferred stock dividends.*
13      Excerpts of the Annual Report to Stockholders of the
        Company for the year ended December 31, 1993.*
22.1    List of subsidiaries of the Company.*
24      Consent of Ernst & Young, Independent Auditors.*

- ------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-11 (No. 2-97182) dated September 5, 1985.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40016) dated April 29, 1991.
(5) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991.
(6) Incorporated by reference to Amendment No. 1 on Form 8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
(8) Incorporated by reference to Amendment No. 1 of the Company's Registration Statement on Form S-4 (No. 33-31260) dated October 27, 1992.
(9) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-62212) dated May 6, 1993.
*   Filed herewith.