Form 10-K/A
period 1993-12-31
CAPSTEAD MORTGAGE CORP
filed 1994-04-20
CIK 766701

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1


[X]    AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13
       OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         CAPSTEAD MORTGAGE CORPORATION

                               1993 FORM 10-K/A
                                AMENDMENT NO. 1

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                    PART II

ITEM  7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...................   1

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............   9

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K.................................... 28

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


FINANCIAL CONDITION

During the year ended December 31, 1993, the Company purchased 14,089 mortgage loans totaling $4,393,273,000, compared to purchases of 17,063 mortgage loans totaling $5,483,602,000 during 1992. Purchase and commitment volumes remained high during 1993 compared to historical levels primarily due to a generally favorable interest rate environment.

During 1993 the Company was able to expand its correspondent network resulting in less reliance on the economically depressed California market. During 1993, 44 percent of the Company's mortgage loan acquisitions were secured by properties located in California, down from 75 percent in 1992. As of December 31, 1993, approximately 60 percent of the Company's mortgage assets were secured by properties located in California, compared to 77 percent as of December 31, 1992. Although the Company continues to expand its marketing efforts to acquire mortgage loans from other regions of the United States, California is the largest market for jumbo mortgage loans; therefore, no assurance can be given that the Company's operations would not be materially affected by economic or other events in California.

On January 17, 1994, the Los Angeles region of southern California suffered a relatively severe earthquake. The Company has exposure to earthquake losses in cases where a homeowner defaults on his mortgage and the property has structural damage from an earthquake, exclusive of fire or water damage (the standard homeowners policy covers fire and water damage even if such damage was the result of an earthquake). Although approximately $460 million of the Company's mortgage assets are located in the affected areas (as determined by reference to affected zip codes as reported by a rating agency), all but approximately $67 million of these assets are insured against such losses. At this point in time, it is unclear how many of the underlying properties may have sustained damage and, ultimately, if any loss will be incurred by the Company. The Company, however, does not believe any such losses will be material. Indications are that like the 1989 San Francisco earthquake, most of the damage was sustained by infrastructure (i.e., water and gas mains, roads and bridges). Additionally, according to an industry source, an estimated 25 percent of homeowners in California carry earthquake insurance. Other considerations include homeowner equity and the availability of low-cost loans from the government for repairs. Finally, and perhaps most significantly, in costly areas such as southern California, land can represent over 50 percent of the value of a home.

The Company formed $1 billion of AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") during the year ended December 31, 1993, the majority of which were backed by adjustable-rate mortgage loans ("ARM" loans). The primary benefit of pooling mortgage loans into Mortgage Pass-Throughs is the liquidity of AAA-rated securities over that of individual loans. As a result, when securing short-term borrowings, the Company is able to negotiate more favorable terms. Over the past several years the Company has followed a strategy of building a large portfolio of Mortgage Pass-Throughs. During 1993 an industry-wide reduction in the number of ARM loan originations resulted in a shortage of ARM loans in the market, thereby enabling the Company to realize substantial gains from the sale of $1.1 billion of this portfolio. The Company plans to continue to retain a large portfolio of Mortgage Pass-Throughs.

During the year ended December 31, 1993, the Company's collateralized mortgage obligation ("CMO") investment portfolio declined from $126,443,000 to $71,546,000, as record levels of prepayments on mortgage securities collateral dramatically reduced outstanding balances of existing CMOs. Additionally, in a modification of its previous investment strategy, the Company sold a portion of its fixed-rate mortgage loans in 1993, primarily by issuing publicly-offered, multi-class mortgage pass-through certificates ("MPCs"). During 1993 the Company issued nine MPCs through special-purpose finance subsidiaries totaling $2.2 billion (including the sales of Mortgage Pass-Throughs mentioned above) and sold $211 million of whole loans, retaining investments totaling $11,045,000 (primarily interest-only and principal-only bonds). The Company also issued seven CMOs totaling $1.2 billion through special-purpose finance subsidiaries secured by mortgage loans or agency securities. The Company's net investment in these financings at issuance totaled $7,661,000.

The following table summarizes the Company's utilization of capital as of December 31, 1993 (in thousands):

                                                                     Funded Through
                                                                -------------------------
                                                  Assets        Borrowings        Equity
                                                ----------      ----------       --------
Mortgage loan portfolio:
    Fixed-rate mortgage loans                   $1,249,575      $  965,102       $284,473
    Adjustable-rate mortgage loans                 331,758         222,619        109,139
    5/25 mortgage loans                             43,484          32,373         11,111
Mortgage Pass-Through portfolio:
    Adjustable-rate mortgage securities            571,651         554,834         16,817
    5/25 mortgage securities                       276,178         269,848          6,330
Agency securities portfolio                        402,781         399,031          3,750
CMO investment portfolio                         3,962,680       3,891,134         71,546
                                                ----------      ----------       --------
                                                $6,838,107      $6,334,941        503,166
                                                ==========      ==========       ========
Other assets, net of other liabilities
    (and including $29 million of
    purchased mortgage servicing rights
    and master servicing rights)                                                  135,024
                                                                                 --------
Total stockholders' equity                                                       $638,190
                                                                                 ========

As of December 31, 1993, the Company's mortgage investments and its commitments to acquire mortgage loans ("Pipeline") totaled approximately $3.35 billion. Market value risk associated with holding or acquiring these assets was reduced by pricing three CMOs totaling approximately $950 million prior to year-end and entering into forward sale agreements for hedging purposes totaling $450 million. In addition, approximately $1.0 billion was invested or committed for investment in ARM loans, which generally tend to hold their market value in a rising interest rate environment. Remaining mortgage assets and Pipeline (adjusted for historical Pipeline fallout of 30 percent on "best efforts" commitments) that was subject to market value risk as of December 31, 1993 was approximately $800 million. As the Company continues to acquire mortgage loans, it may pool such loans into CMOs or MPCs, thereby periodically reducing the amount of mortgage loans subject to market value risk (see "Effects of Interest Rate Changes").

The Company formed its mortgage servicing unit early in 1993, and as of December 31, 1993, serviced and master serviced mortgage loan portfolios of $2.4 billion and $4.4 billion, respectively. This growth was accomplished primarily by retaining servicing rights on mortgage loans purchased during the year and master servicing rights on mortgage loans placed into securitizations during the year. Federal National Mortgage Association and Federal Home Loan Mortgage Corporation servicing approvals have been obtained so that the Company can service conforming loans guaranteed by these government sponsored entities and the Company has committed to bulk acquisitions of servicing rights for both conforming and non-conforming mortgage loan portfolios totaling $1.6 billion to be completed in early 1994.

In February 1992 the Company received $61.6 million in net proceeds from an offering of 2,046,000 shares of common stock. In December 1992 the Company issued 29,429,815 shares of $1.26 Cumulative Convertible Preferred Stock, Series B, ("Series B Preferred Stock") valued at $315 million, in connection with the acquisition of Tyler Cabot Mortgage Securities Fund, Inc. During 1993 the Company received $6,248,000 of additional capital through its common stock and Series B Preferred Stock dividend reinvestment plans, and through stock option exercises. After payment of a record $93.8 million in common and preferred stock dividends, stockholders' equity stood at over $638 million at December 31, 1993, making Capstead one of the most strongly capitalized mortgage banking companies in America.

RESULTS OF OPERATIONS

1993 Compared to 1992


Net income for the year ended December 31, 1993 was $94,256,000, or $3.68 per primary share ($3.57 per fully diluted share), which represents a return on average total stockholders' equity of 14.65 percent. This compares to 1992 net income of $53,191,000, or $3.37 per primary share ($3.23 per fully diluted share), which represents a return on average total stockholders' equity of 16.08 percent. The Company's 1993 operating results were heavily influenced by the relatively steady decline in long-term interest rates throughout much of the year. As discussed in more detail below, the most significant positive influence on operating results of the decline in long-term rates was on the Company's securitization activity. The Company was able to realize gains from the securitization or sale of mortgage assets totaling $61.2 million in 1993, compared to $2.9 million in 1992. These gains more than offset losses sustained by the Company's CMO investment portfolio. The CMO investment portfolio experienced a net loss of $34.6 million in 1993 compared to net income of $18.4 million in 1992, primarily because of high prepayments on the related collateral also brought on by the decline in rates. Another important factor in producing higher operating results in 1993 was the issuance of $315 million of Series B Preferred Stock in December 1992, which doubled the Company's capital and greatly enhanced its earnings potential. Throughout most of 1993, the Company maintained larger mortgage investment portfolios as the Company sought to deploy this additional capital. Lower short-term borrowing rates further increased these portfolios' contributions to net income. Because of higher contributions to income from these investments and the gains from securitizations and asset sales, losses sustained by the CMO investment portfolio and $11.9 million in costs associated with terminating the Company's relationship with the former manager did not disrupt the Company's trend of continued earnings growth.

The following table presents the components and weighted average yields of the Company's mortgage investment portfolios, and related short-term borrowings:

                                Year Ended December 31
                                ----------------------
                                 1993            1992
                                ------          ------

Mortgage loans                   7.07%           8.06%
Mortgage Pass-Throughs           6.07            6.93
Agency securities                6.80            7.33
Short-term borrowings            3.40            4.43

Interest income earned on the Company's mortgage investments increased for the year ended December 31, 1993 because of an increase in the average portfolios outstanding, net of the effects of decreases in mortgage interest rates. The combined average mortgage investment portfolio increased to $2,805,709,000 for the year ended December 31, 1993, from $1,569,131,000 in 1992. The increase reflects the continued growth in the underlying mortgage loan and Mortgage Pass-Through portfolios because of continued high volume of loan purchases during the year and the timing of securitizations. The Company also maintained a larger position in agency securities due primarily to opportunities to earn superior interest rate spreads with dollar repurchase agreements. The lower yields on these portfolios reflects the general reduction in interest rates on all types of mortgage products.

Short-term borrowing costs for the year ended December 31, 1993 were higher than those experienced during 1992 because of a $1 billion increase in the average debt outstanding to $2,338,796,000, primarily due to growth of the related portfolios, net of the effect of decreases in short-term interest rates. The weighted average interest rate on short-term borrowings declined 103 basis points for the year ended December 31, 1993, due to declines in short-term interest rates over the last two years and use of dollar repurchase agreements to finance the agency securities portfolio.

The following table presents the weighted average yields of the mortgage securities collateral and collateralized mortgage securities components of the CMO investment portfolio :

                                                    Year Ended December 31
                                                    ----------------------
                                                     1993            1992
                                                    -------         ------
Mortgage securities collateral                       8.38%           9.32%
Collateralized mortgage securities                   9.05            8.80
                                                    -------          -----
Net interest spread                                 (0.67)%          0.52%
                                                    =======          =====

The CMO investment portfolio experienced a net loss of $34,560,000 during the year ended December 31, 1993, compared to net income of $18,420,000 in 1992. Operating results produced by the CMO investment portfolio is represented by interest income on mortgage securities collateral less interest expense and professional fees on collateralized mortgage securities, and mortgage pool insurance expense on mortgage securities collateral, and includes net investment income or loss on other mortgage securities held by the Company.

Operating results produced by the CMO investment portfolio decreased primarily because of high levels of prepayments on mortgage securities collateral. During 1993 the Company received principal collections on mortgage securities collateral totaling $2.4 billion, nearly double the $1.3 billion of runoff in 1992. Due to these high levels of prepayments, and the expectation that high prepayments may continue, it became apparent late in the year that it was unlikely that remaining mortgage securities collateral would be outstanding long enough to recover unamortized bond discounts as previously expected. Consequently, an additional $28 million in discount was amortized to bring total amortization to $48,631,000 in 1993, up from $16,933,000 in 1992.

During 1993 the Company sold mortgage assets totaling $3.9 billion recognizing a net gain of $61.2 million. Included in the sales were $1.1 billion of ARM loans from the Mortgage Pass-Through portfolio on which gains of $35 million were recognized.

Mortgage insurance expense increased during the year due primarily to a $1.0 billion increase in the average balance of insured mortgage loans from 1992 to 1993.

In March and again in September 1993, the Company negotiated amendments to its management agreement and a related non-competition agreement, principally to shorten the agreements' terms and lower the required payments by $1,972,000. Consequently, on October 1, 1993 the Company became fully self-administered. Termination costs under the terms of the amended management agreement totaled $7,528,000. Also included in manager termination costs is $4,363,000, which represents unamortized amounts paid under the non-competition agreement.

The Company provided $2,800,000 for possible losses during the year ended December 31, 1993, compared to $7,750,000 in 1992. Lower purchase volume and more stringent underwriting guidelines contributed to lower provision requirements.

1992 Compared to 1991

Net income for the year ended December 31, 1992 was $53,191,000, or $3.37 per primary share ($3.23 per fully diluted share), which represents a return on average total stockholders' equity of 16.08 percent. This compares to 1991 net income of $33,717,000, or $2.92 per primary share ($2.46 per fully diluted share), which represents a return on average total stockholders' equity of 13.25 percent.

The increase in net income in 1992 resulted primarily from increased mortgage loan acquisitions, lower short-term borrowing rates and additions to capital of $62 million in February and $315 million in December. Mortgage loan acquisitions were $5.5 billion in 1992, compared to $2.2 billion in 1991 primarily due to a favorable interest rate environment, which in addition to stimulating demand for mortgage loan originations, contributed to lower short-term borrowing rates. Borrowing rates were also favorably impacted by utilization of less expensive short-term financing vehicles, namely, repurchase arrangements secured by mortgage loans and Mortgage Pass-Throughs.

Interest income on the Company's mortgage investments increased for the year ended December 31, 1992 because of a $941 million increase in the combined average portfolios outstanding, as a result of increased mortgage loan acquisitions and the Company's decision to increase the size of the Mortgage Pass-Through portfolio. Yields on the Company's mortgage investments declined 190 basis points to 7.49 percent during 1992. Lower yields reflect a general reduction in interest rates on all types of mortgage products and an increase in the amount of adjustable-rate mortgage loans held in the Mortgage Pass-Through portfolio. Short-term borrowing costs for the year ended December 31, 1992 were higher than those experienced during 1991 primarily because of an $890 million increase in the average debt outstanding, net of the effects of 195 basis point decrease in short-term interest rates to 4.43 percent during 1992.

Net income produced from the CMO Investment portfolio increased $2,754,000 to $18,420,000 for the year ended December 31, 1992. The increase is due primarily to a $22,362,000 increase in the average CMO investment portfolio to $115,046,000 for the year ended December 31, 1992, as a result of issuing 20 CMOs offset by a seven basis point decline in the net interest spread between the mortgage securities collateral and related bonds due primarily to increased prepayments on several previously issued CMOs.

On July 31, 1992, the Company entered into a 65-month management agreement with an effective date of August 1, 1992. Under this agreement, the management fee was limited to an amount equal to the manager's cost plus a fixed profit aggregating $14,500,000 over the term of the agreement.

Mortgage insurance expense increased during the year due primarily to a $3.0 billion increase in the average balance of insured mortgage loans from 1991 to 1992.

The Company provided $7,750,000 for possible losses during the year ended December 31, 1992, compared to $1,707,000 in 1991. The substantial increase in purchase volume and a rise in delinquencies and foreclosures attributed to a general slowdown in the California economy contributed to higher provision requirements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include monthly mortgage loan principal and interest payments, short-term financing arrangements, excess cash flows on issued CMOs, proceeds from securitizations, and equity offerings when available. The Company currently believes that these funds are sufficient for the acquisition of additional mortgage loans and other mortgage assets, repayments on short-term borrowings, growth of its servicing unit and the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT"). It is the Company's policy to remain strongly capitalized and conservatively leveraged.

In a modification to its previous investment strategy, the Company may, from time to time, sell a portion of its fixed-rate mortgage loans and its investments in other mortgage loans, by issuing MPCs and electing Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on these transactions. Such sales may make quarterly income more volatile than in the past because of the recognition of transactional gains or losses.

Short-term borrowings are primarily made under repurchase arrangements. At December 31, 1993, the Company had uncommitted repurchase facilities with investment banking firms with approved credit limits of $2 billion, subject to certain conditions, to finance the mortgage loan portfolio. Interest rates on borrowings under these facilities are based on overnight London interbank offered rate ("LIBOR") rates. The Company currently uses other repurchase arrangements as needed. As the Company commits to the issuance of CMOs or MPCs, the Company may deliver the mortgage loans that are expected to secure the issuance as collateral for a repurchase transaction with the managing underwriter of the related issuance. The Company also enters into repurchase and dollar repurchase arrangements with investment banking firms pursuant to which the Company pledges Mortgage Pass-Throughs and agency securities. The terms and conditions of these arrangements, including interest rates, are negotiated on a transaction-by-transaction basis.

EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may impact the Company's earnings in various ways. The Company's earnings depend, in part, on the difference between the interest received on mortgage investments and the interest paid on related short-term borrowings (primarily repurchase arrangements). The resulting spread may be reduced in a rising interest rate environment. For ARM loans the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on these loans. Since ARM loans generally limit the amount of such increase during any single interest rate adjustment period and over the life of the loan, it is possible that the interest rates on the repurchase arrangements could rise to levels that may exceed the interest rates on the underlying ARM loans which may cause the Company to realize a negative interest spread.

In addition, the Company's earnings are impacted if long-term interest rates change during the period after the Company has committed to purchase fixed-rate mortgage loans, but before these loans have been pledged to secure CMOs or MPCs. If long-term interest rates increase during this period, the interest payable on the CMOs issued will increase, while the yield on the underlying mortgage loans pledged to collateralize the CMOs will not change; as a consequence, the interest spread on the CMO will be lower. Conversely, if long-term interest rates decrease during this period, the interest payable on the CMO issued will decrease, while the yield on the underlying mortgage loans pledged to collateralize the CMO will not change; as a consequence, the interest spread on the CMO will be higher. Similarly, proceeds received on the issuance of MPCs, and related gains or losses, will be negatively impacted by an increase in long-term interest rates during this period due to the resulting decline in market value of the related collateral. Conversely, these transactional gains or losses will be favorably impacted by a decrease in long-term interest rates during this period. The Company attempts to manage its exposure to long-term interest rate changes in part by pricing CMOs and MPCs prior to the purchase of, but subsequent to the commitment to purchase, all of the mortgages that will collateralize the issuance, and may from time to time elect to enter into forward sale agreements for hedging purposes.

A change in interest rates also impacts earnings recognized from the Company's CMO investment portfolio, which consists primarily of fixed-rate CMO residuals. The amount of income that may be generated from the typical CMO residual is dependent upon the rate of principal prepayments on the underlying mortgage loans. If mortgage interest rates fall significantly below the interest rate on the collateral pledged to secure the CMO, principal prepayments will increase, reducing or even eliminating the overall return on the investment in the CMO residual. This is due primarily to the acceleration of the amortization of bond discounts, a noncash item, as bond classes are repaid more rapidly than originally anticipated. During 1993 the Company experienced such a period of declining rates and high prepayments and having concluded that high levels of prepayments may continue, has reduced its remaining bond discounts accordingly.

Another effect of changes in interest rates is that if interest rates decrease, the rate of prepayment of mortgage loans may increase. To the extent the proceeds of prepayments of mortgage loans or agency securities in the Company's mortgage investment portfolios cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage loans or agency securities, the Company's earnings may be adversely affected. In addition, the rates of interest earned on the Company's ARM loans generally will decline during periods of falling interest rates.

The above discussion regarding how changes in interest rates impact our investments in mortgage loans and other mortgage assets also applies to our growing investment in purchased mortgage servicing rights and master servicing rights. If interest rates rise, our servicing and master servicing assets become more valuable since the average lives of the related mortgage loans will tend to be longer and earnings from large, temporarily-held cash balances will be greater. Conversely, lower interest rates will spur prepayments thus reducing the period of time we can service the related loans. Because the Company began servicing in 1993, exposure to lower interest rates is less than for other servicers that acquired servicing portfolios in previous years when interest rates were substantially higher.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company will adopt SFAS No. 115 on a prospective basis effective January 1, 1994. The adoption will not have a material impact on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS



Stockholders and Board of Directors
Capstead Mortgage Corporation

We have audited the accompanying consolidated balance sheet of Capstead Mortgage Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capstead Mortgage Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.



                                                                 ERNST & YOUNG


Dallas, Texas
January 24, 1994

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Year Ended December 31
                                              --------------------------------
                                                1993        1992        1991
                                              --------    --------    --------
Interest income:
   Mortgage securities collateral             $390,690    $383,060    $176,578
   Mortgage investments                        184,136     117,527      58,989
                                              --------    --------    --------
     Total interest income                     574,826     500,587     235,567
                                              --------    --------    --------

Interest and related expenses:
   Collateralized mortgage securities:
     Interest                                  382,065     353,356     158,366
     Additional amortization of
      discount                                  28,088          --          --
   Short-term borrowings                        80,923      62,077      31,474
   Mortgage insurance and other                 20,084      13,821       3,118
   Provision for possible losses                 2,800       7,750       1,707
                                              --------    --------    --------
     Total interest and related expenses       513,960     437,004     194,665
                                              --------    --------    --------
       Net margin on mortgage assets            60,866      63,583      40,902
                                              --------    --------    --------

Other revenues:
   Gain on sales                                61,216       2,910       1,379
   Mortgage servicing revenues                   2,574          --          --
   Other                                         2,887         952       1,303
                                              --------    --------    --------
                                                66,677       3,862       2,682
                                              --------    --------    --------

Other expenses:
   Management fees                               4,275       5,909       4,363
   Manager termination costs                    11,891          --          --
   Salaries and related costs                    8,295       4,124       2,694
   General and administrative                    7,343       4,221       2,810
   Amortization of purchased mortgage
    servicing rights                             1,483          --          --
                                              --------    --------    --------
      Total other expenses                      33,287      14,254       9,867
                                              --------    --------    --------
Net income                                    $ 94,256    $ 53,191    $ 33,717
                                              ========    ========    ========

Net income                                    $ 94,256    $ 53,191    $ 33,717
Less cash dividends on preferred stock         (38,592)     (4,707)     (7,499)
                                              --------    --------    --------
Net income available to common
   stockholders                               $ 55,664    $ 48,484    $ 26,218
                                              ========    ========    ========

Net income per share:
   Primary                                    $   3.68    $   3.37    $   2.92
   Fully diluted                                  3.57        3.23        2.46
Average number of shares outstanding:
   Primary                                      15,146      14,394       8,964
   Fully diluted                                15,930      15,591      13,683
Cash dividends paid per share:
   Common                                     $   3.66    $   3.26    $   2.56
   Series A Preferred                             1.60        1.60        1.60
   Series B Preferred                             1.26        0.10          --

See notes to accompanying consolidated financial statements.

               CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                               (IN THOUSANDS)



                                                             December 31
                                                       -----------------------
                                                          1993         1992
                                                       ----------   ----------
ASSETS
   Mortgage securities collateral                      $3,962,680   $5,269,600
   Mortgage investments                                 2,875,427    1,904,600
                                                       ----------   ----------
                                                        6,838,107    7,174,200
   Less allowance for possible losses                      (6,927)      (8,228)
                                                       ----------   ----------
                                                        6,831,180    7,165,972

   Cash and cash equivalents                               87,760       30,302
   Prepaids, receivables and other                         32,421       33,334
   Purchased mortgage servicing rights                     28,963           --
                                                       ----------   ----------
                                                       $6,980,324   $7,229,608
                                                       ==========   ==========

LIABILITIES
   Collateralized mortgage securities                  $3,891,134   $5,143,157
   Repurchase arrangements                              2,443,807    1,449,209
   Accounts payable and accrued expenses                    7,193        5,743
                                                       ----------   ----------
                                                        6,342,134    6,598,109
                                                       ----------   ----------

STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value;
     100,000 shares authorized:
       $1.60 Cumulative Preferred Stock,
         Series A, 735 and 942 shares
         issued and outstanding ($12,054
         aggregate liquidation preference)                 10,295       13,205
       $1.26 Cumulative Convertible Preferred
         Stock, Series B, 29,797 shares and
         29,430 shares issued and outstanding
         ($339,090 aggregate liquidation
         preference)                                      319,543      315,025
   Common stock - $0.01 par value; 100,000 shares
     authorized; 15,154 and 14,894 shares issued
     and outstanding                                          152          149
   Paid-in capital                                        308,140      303,503
   Undistributed income (deficit)                              60         (383)
                                                       ----------   ----------
                                                          638,190      631,499
                                                       ----------   ----------
                                                       $6,980,324   $7,229,608
                                                       ==========   ==========

See notes to accompanying consolidated financial statements.

               CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               (IN THOUSANDS)


                                                               Three Years Ended December 31, 1993
                               ---------------------------------------------------------------------------------------------------
                                     Shares Outstanding                  Stated Value
                               -----------------------------  --------------------------------
                                    Preferred                        Preferred                               Undistributed
                               --------------------           -----------------------            Paid-in        Income
                               Series A    Series B   Common  Series A       Series B   Common   Capital       (Deficit)     Total
                               --------    --------   ------  --------       --------   ------   -------       ---------     -----
Balance at
   January 1, 1991                5,465          --    8,700  $ 76,706       $     --     $ 87  $177,076       $ (2,846)  $251,023
Net income                           --          --       --        --             --       --        --         33,717     33,717
Cash dividends:
   Common                            --          --       --        --             --       --        --        (24,287)   (24,287)
   Preferred                         --          --       --        --             --       --        --         (7,499)    (7,499)
Conversion of
   preferred stock               (3,140)         --    2,827   (44,090)            --       28    44,062             --         --
Other                                --          --       27        --             --        1       384             --        385
                               --------    --------   ------  --------       --------   ------   -------       --------      -----
Balance at
   Dec. 31, 1991                  2,325          --   11,554    32,616             --      116   221,522           (915)   253,339
Stock issuance                       --      29,430    2,046        --        315,025       20    61,623             --    376,668
Net income                           --          --       --        --             --       --        --         53,191     53,191
Cash dividends:
   Common                            --          --       --        --             --       --        --        (47,952)   (47,952)
   Preferred:
     Series A                        --          --       --        --             --       --        --         (1,823)    (1,823)
     Series B                        --          --       --        --             --       --        --         (2,884)    (2,884)
Conversion of
   preferred stock               (1,383)         --    1,244   (19,411)            --       12    19,399             --         --
Other                                --          --       50        --             --        1       959             --        960
                               --------    --------   ------  --------       --------   ------   -------       --------      -----
Balance at
   Dec. 31, 1992                    942      29,430   14,894    13,205        315,025      149   303,503           (383)   631,499
Net income                           --          --       --        --             --       --        --         94,256     94,256
Cash dividends:
   Common                            --          --       --        --             --       --        --        (55,221)   (55,221)
   Preferred:
     Series A                        --          --       --        --             --       --        --         (1,274)    (1,274)
     Series B                        --          --       --        --             --       --        --        (37,318)   (37,318)
Conversion of
   preferred stock                 (207)        (14)     191    (2,910)          (144)       2     3,052             --         --
Other                                --         381       69        --          4,662        1     1,585             --      6,248
                               --------    --------   ------  --------       --------   ------   -------       --------      -----
Balance at
   Dec. 31, 1993                    735      29,797   15,154  $ 10,295       $319,543     $152  $308,140       $     60   $638,190
                               ========    ========   ======  ========       ========   ======   =======       ========      =====

See notes to accompanying consolidated financial statements.

                CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)



                                            Year Ended December 31
                                   -----------------------------------------
                                      1993           1992            1991
                                   -----------    -----------    -----------
OPERATING ACTIVITIES:
   Net income                      $    94,256    $    53,191    $    33,717
   Noncash items:
     Amortization of
      discount and premium              47,988          7,398          1,405
     Amortization of purchased
      mortgage servicing rights          1,483             --             --
     Provision for possible losses       2,800          7,750          1,707
   Net change in prepaids,
    receivables, other assets
    and payables                         2,363        (19,681)        (6,113)
   Net gain from investing
    activities                         (61,216)        (2,910)        (1,379)
                                   -----------    -----------    -----------
        Net cash provided by
         operating activities           87,674         45,748         29,337
                                   -----------    -----------    -----------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections
      on collateral                  2,437,768      1,270,681        297,147
     Decrease (increase) in
      accrued interest receivable       11,302        (13,947)        (8,957)
     Increase in short-term
      investments                      (25,361)       (98,242)       (37,484)
   Purchases of mortgage loans      (4,410,950)    (5,489,456)    (2,173,149)
   Purchases of agency securities   (1,747,931)            --       (157,214)
   Purchases of mortgage
    servicing rights                   (30,446)            --             --
   Principal collections on
    mortgage loans                     266,347         99,447         49,752
   Proceeds from sales of mortgage
    assets                           3,859,993      1,160,920         71,720
   Net cash from acquisition                --          8,236             --
                                   -----------    -----------    -----------
        Net cash provided (used)
         by investing activities       360,722     (3,062,361)    (1,958,185)
                                   -----------    -----------    -----------

FINANCING ACTIVITIES:
   Collateralized mortgage
    securities:
     Issuance of securities          1,185,482      3,564,780      1,485,031
     Principal payments on
      securities                    (2,469,026)    (1,168,581)      (259,517)
     Increase (decrease)
      in accrued interest payable      (14,427)        21,396         11,863
   Capital stock transactions            6,248         62,603            385
   Dividends paid                      (93,813)       (52,659)       (31,786)
   Increase in short-term
    borrowings                         994,598        593,637        747,406
                                   -----------    -----------    -----------
        Net cash provided (used) by
         financing activities         (390,938)     3,021,176      1,953,382
                                   -----------    -----------    -----------
Net increase in cash and cash
 equivalents                            57,458          4,563         24,534
Cash and cash equivalents at
 beginning of year                      30,302         25,739          1,205
                                   -----------    -----------    -----------
Cash and cash equivalents at end
 of year                           $    87,760    $    30,302    $    25,739
                                   ===========    ===========    ===========

See notes to accompanying consolidated financial statements.

                CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1993

NOTE A -- BUSINESS

Capstead Mortgage Corporation, together with certain affiliated entities, operates as a mortgage conduit which purchases and securitizes various types of single-family residential mortgage loans. In addition, the Company has formed a mortgage servicing unit to function as the primary mortgage servicer and master servicer for loans and servicing rights acquired by the Company. The Company offers investors the opportunity to participate in the income generated from servicing and investing in mortgage loans, securitization activities and other portfolio strategies.

NOTE B -- ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Capstead Mortgage Corporation ("Capstead"), its special-purpose finance subsidiaries and certain other entities (collectively, the "Company"). Intercompany balances and transactions have been eliminated. Substantially all of the assets of the special-purpose finance subsidiaries are pledged to secure the issuance of mortgage pass-through securities and collateralized mortgage securities and are not available for the satisfaction of general claims of Capstead. Capstead has no obligation for the mortgage pass-through securities and collateralized mortgage securities beyond the assets pledged as collateral.

Mortgage Assets

Substantially all mortgage securities collateral and mortgage investments are carried at their unpaid principal balances, net of unamortized discount or premium and adjusted for deferred hedging gains or losses, if any. The Company may, from time to time, hold loans for sale. Loans held for sale are carried at the lower of cost or market on an aggregate basis. The cost of these mortgage loans is adjusted for gains or losses generated from corresponding hedging transactions prior to the lower of cost or market valuation. Transfers from loans held for sale to loans held for investment are recorded at the lower of cost or market. Interest income, net of servicing fees, is recorded as income when earned. Any discount or premium is recognized as an adjustment to interest income by the interest method over the life of the related mortgage loan.

Included in mortgage securities collateral are other mortgage securities consisting primarily of interest-only and principal-only securities. Interest-only securities represent ownership of an undivided interest in interest payments on the underlying securities. Principal-only securities represent ownership of an undivided interest in principal payments on the underlying securities. Other mortgage securities are carried at the present value of the future cash flows expected to be received during the remaining term of the investment, discounted at a constant effective yield. Income (loss) recognized on other mortgage securities is the difference between the actual cash received and the reduction in the carrying value.

Mortgage assets may be subject to changes in value because of changes in interest rates and/or rates of prepayment, as well as the risk that the mortgagor may fail to perform under the mortgage agreement. The Company manages its exposure to these risks by the issuance of mortgage pass-through securities or collateralized mortgage securities, the acquisition of mortgage pool insurance, forward sale agreements and other appropriate strategies.

The fair value of mortgage assets at December 31, 1993 was estimated using either (i) quoted market prices when available including quotes made by the Company's lenders in connection with designating collateral for repurchase arrangements, (ii) offer prices by the Company for similar mortgage assets, or
(iii) expected securitization results. The fair value for other mortgage securities was estimated using discounted cash flow analyses based on current interest rates and prepayment expectations.

Hedging Activities

The Company may enter into forward sale agreements for the purpose of reducing exposure to the effect of changes in interest rates primarily on fixed-rate mortgage loans which it has purchased or has committed to purchase. These agreements generally have terms of not more than 90 days. Gains and losses on such contracts are deferred as an adjustment of the carrying value of the related mortgage loans.

Allowance for Possible Losses

The Company provides for possible losses at a level believed adequate by management to absorb possible losses due to (i) mortgagor default on uninsured mortgage loans, (ii) fraud in the origination of loans, (iii) special hazards on pools of loans not covered by a special hazard insurance policy, and (iv) higher than anticipated prepayments on other mortgage securities. The Company continues to provide for losses in amounts it believes are commensurate with purchases of mortgage loans and mortgage securities; the level of delinquencies, foreclosures, fraud and special hazards expected to be experienced by the Company; and expected prepayment performance of its investments in other mortgage securities. The Company does not provide for losses resulting from defaults on investments with guarantees from government sponsored entities or with mortgage pool insurance (see Note G).

Purchased Mortgage Servicing Rights

In connection with the acquisition of mortgage loans, the Company may also acquire the related servicing rights. The portion of the purchase price that represents the cost of acquiring the servicing rights is capitalized as purchased mortgage servicing rights. In addition, in connection with securitization activities, the Company generally creates an excess servicing fee receivable, the discounted present value of which is capitalized as master servicing rights and is included in purchased mortgage servicing rights. Amortization of purchased mortgage servicing rights and master servicing rights is recorded in proportion to, and over the period of, estimated future net servicing income or the excess servicing income stream.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

Borrowings

Collateralized mortgage securities and repurchase arrangements are carried at their unpaid principal balances, net of unamortized discount or premium. Any discount or premium is recognized as an adjustment to interest expense by the interest method over the expected term of the related borrowings.

The fair value of collateralized mortgage securities is dependent upon the characteristics of the mortgage securities collateral pledged to secure the issuance. Therefore, fair value is based on the same method used for determining fair value for the underlying mortgage securities collateral, adjusted for credit enhancements. The carrying amount of borrowings under repurchase arrangements approximates fair value.

Mortgage Servicing Revenues

Mortgage servicing revenues represent fees received for servicing and master servicing loans. Servicing fees are calculated on the basis of the outstanding monthly principal balance of loans serviced and are recognized as income when collected. Master servicing fees are calculated in the same fashion and are recognized as income when earned.

Income Taxes

Capstead and its qualified real estate investment trust ("REIT") subsidiaries have elected to be taxed as a REIT and intend to continue to do so. As a result of this election, Capstead is not taxed on taxable income distributed to stockholders, provided that certain REIT qualification tests are met.
Currently, it is Capstead's policy to distribute 100 percent of taxable income within the time limits prescribed by the Internal Revenue Code (the "Code"), which may extend into the subsequent taxable year. Accordingly, no provision has been made for income taxes for Capstead and its qualified REIT subsidiaries. Net income for financial reporting purposes of Capstead and its qualified REIT subsidiaries is lower than taxable income for the years presented. This difference primarily results from the timing of the recognition of collateralized mortgage security discounts, the provision for losses and the write-down of certain investments. These items will reverse in future years resulting in higher net income for financial reporting purposes than for federal income tax purposes.

Certain of the Capstead's subsidiaries (the "non-REIT" subsidiaries) are consolidated for financial reporting purposes, but are not consolidated for federal and state income tax purposes. Because the non-REIT subsidiaries were only recently incorporated, the January 1, 1993 adoption of the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" had no cumulative effect on the Company's consolidated financial statements. As of December 31, 1993, the non-REIT subsidiaries had deferred tax liabilities of approximately $300,000 that were offset by deferred tax assets totaling approximately $675,000. A valuation allowance has been recorded against the remaining deferred tax assets.

Net Income per Share

Primary net income per share is computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of common shares and common stock equivalents outstanding during the year.

Fully diluted net income per share is computed by dividing net income, after deducting dividends on the $1.26 Cumulative Convertible Preferred Stock, Series B ("Series B Preferred Stock"), by the weighted average number of common shares and common stock equivalents outstanding during the year, assuming conversion of the $1.60 Cumulative Preferred Stock, Series A ("Series A Preferred Stock").
The Series B Preferred Stock is not considered convertible for purposes of calculating fully diluted net income per share as it is currently antidilutive.

Reclassification

Upon becoming fully self-administered on October 1, 1993, personnel of the former manager became employees of the Company (see Note K). For comparison purposes, amounts paid to the manager during the past three years for reimbursement of salaries and related costs, as well as general and administrative expenses, have been reclassified with similar expenses incurred directly by the Company. These amounts totaled $5,196,000, $5,077,000 and $3,482,000 for the periods ended September 30, 1993, December 31, 1992 and December 31, 1991, respectively. Certain other amounts for prior years have also been reclassified to conform to the 1993 presentation.

Recent Accounting Pronouncements

In May 1993 the Financial Accounting Standards Board issued SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company will adopt SFAS No. 115 on a prospective basis effective January 1, 1994. The adoption will not have a material impact on the Company.

NOTE C -- MORTGAGE INVESTMENTS

The components of the Company's mortgage investment portfolios and the related weighted average effective interest rates during the years indicated, were as follows (dollars in thousands):


                                             As of                     Year Ended
                                          December 31                  December 31
                                    -----------------------       ----------------------
                                       1993         1992             1993        1992
                                    ----------   ----------       ----------  ----------
Mortgage loan portfolio:
      Fixed-rate mortgage loans     $1,249,575   $  293,883          7.42%       8.86%
      Adjustable-rate mortgage
       loans                           331,758      221,467          6.21        6.03
      5/25 mortgage loans               43,484       73,410          7.17        8.43
AAA-rated mortgage pass-through
 securities portfolio:
      Adjustable-rate mortgage
       securities                      571,651      964,028          5.76        6.47
      5/25 mortgage securities         276,178      136,303          7.58        8.36
Agency securities portfolio            402,781      215,509          6.80        7.33
                                    ----------   ----------
                                    $2,875,427   $1,904,600
                                    ==========   ==========

A portion of the Company's mortgage investments consist of adjustable-rate mortgage loans and 5/25 mortgage loans. Adjustable-rate mortgage loans have rates of interest which either (i) adjust semiannually based on a specified margin over the six-month London interbank offered rate ("LIBOR"), or (ii) adjust annually based on a specified margin over one-year United States Treasury Securities, after an initial fixed rate period of one, three, five, or ten years after origination. The 5/25 mortgage loans have initial interest rates that adjust one time, approximately five years following the origination of the mortgage loan, based on a specified margin over the Federal National Mortgage Association ("FNMA") yields for 30-year fixed-rate commitments at the time of the adjustment. Mortgage loans typically have original maturities ranging from 15 to 30 years and are fully amortizing over their terms. The AAA-rated mortgage pass-through securities ("Mortgage Pass-Throughs") portfolio consists of adjustable-rate and 5/25 mortgage loans from the Company's mortgage loan portfolio, which have been securitized and rated AAA by a nationally recognized statistical rating organization ("Rating Agency"). Agency securities consist of mortgage-backed securities issued by government-sponsored entities, either Federal Home Loan Mortgage Corporation ("FHLMC"), FNMA or Government National Mortgage Association ("GNMA").


During 1993 the Company sold mortgage assets with a basis of $3,798,777,000 for gains totaling $61,216,000. These sales were accomplished through the issuance of publicly offered, multi-class mortgage pass-through certificates ("MPCs") or by selling the mortgage assets outright. Included in these sales were approximately $1.1 billion of Mortgage Pass-Throughs secured by ARM loans on which gains of approximately $35 million were recognized.


During 1993, no correspondent accounted for more than 10% of mortgage loan purchases. One correspondent, The Franklin Group/New America Savings Bank, accounted for 11.8% and 11.5% of mortgage loan purchases during the years ended December 31, 1992 and 1991, respectively.

As of December 31, 1993, the Company had outstanding for hedging purposes forward sale agreements with an aggregate gross contract amount of $450 million and had commitments for the purchase of mortgage loans of approximately $472,662,000. All loans were held for investment at December 31, 1993. As of December 31, 1993, the fair value of the Company's mortgage investments, including forward sale agreements for hedging purposes and commitments for the purchase of mortgage loans, was estimated at $3.3 billion.

NOTE D -- MORTGAGE SECURITIES COLLATERAL

Mortgage securities collateral consists of collateral pledged to secure repayment of borrowings through collateralized mortgage securities and other mortgage securities. All principal and interest on the collateral is remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the collateral and the reinvestment income earned thereon are available for the payment of principal and interest on the collateralized mortgage securities.

The components of mortgage securities collateral are summarized as follows (in thousands):


                                           December 31
                                    -------------------------
                                       1993           1992
                                    ----------     ----------
Mortgage collateral                 $3,721,257     $5,056,007
Short-term investments                 195,458        170,097
Accrued interest receivable             26,953         38,255
                                    ----------     ----------
      Total collateral               3,943,668      5,264,359
Unamortized premium (discount)           6,341         (4,620)
                                    ----------     ----------
      Net collateral                 3,950,009      5,259,739
Other mortgage securities               12,671          9,861
                                    ----------     ----------
                                    $3,962,680     $5,269,600
                                    ==========     ==========

Mortgage collateral consists of adjustable-rate, fixed-rate, and 5/25 mortgage loans and agency securities. The weighted average effective interest rate for all mortgage securities collateral was 8.38 percent and 9.32 percent during the years ended December 31, 1993 and 1992, respectively. As of December 31, 1993, the fair value of mortgage securities collateral was estimated at $4.1 billion.

NOTE E -- COLLATERALIZED MORTGAGE SECURITIES

Each collateralized mortgage securities issuance, (a "series"), consists of various classes, of which substantially all are at a fixed rate of interest. Interest is payable quarterly or monthly at specified rates for all classes. Typically, principal payments on each series are made to each class in the order of their stated maturities so that no payment of principal will be made on any class until all classes having an earlier stated maturity have been paid in full.

The components of collateralized mortgage securities and certain other information are summarized as follows (dollars in thousands):



                                                  December 31
                                          ---------------------------
                                             1993             1992
                                          ----------       ----------
Collateralized mortgage securities        $3,857,303       $5,150,941
Accrued interest payable                      45,362           59,789
                                          ----------       ----------
      Total obligation                     3,902,665        5,210,730
Less unamortized discount                    (11,531)         (67,573)
                                          ----------       ----------
Net obligation                            $3,891,134       $5,143,157
                                          ==========       ==========

Range of average interest rates         4.78% to 10.00%  5.04% to 10.00%
Range of stated maturities               2007 to 2023     2007 to 2023
Number of series                              43               44

The maturity of each series of securities is directly affected by the rate of principal prepayments on the related mortgage securities collateral. Each series of securities is also subject to redemption at the Company's option provided that certain requirements specified in the related indenture have been met. As a result, the actual maturity of any series of securities is likely to occur earlier than its stated maturity. Because of continued high prepayments on mortgage securities collateral, the Company accelerated amortization of bond discount on existing collateralized mortgage securities resulting in the recognition of additional interest expense. The average effective interest rate for all collateralized mortgage securities was 9.05 percent and 8.80 percent during the years ended December 31, 1993 and 1992, respectively. As of December 31, 1993, the fair value of collateralized mortgage securities was estimated at $4.0 billion.

NOTE F -- SHORT-TERM BORROWINGS

Short-term borrowings are primarily made under repurchase arrangements. At December 31, 1993, the Company had approved credit limits of $2 billion with investment banking firms to finance the mortgage loan portfolio. Interest rates on borrowings under these facilities are based on overnight LIBOR rates.

The Company currently uses other repurchase arrangements as needed. As the Company commits to the issuance of collateralized mortgage securities or publicly offered, multi-class mortgage pass-through certificates ("MPCs"), the Company may pledge the mortgage loans that are expected to secure the issuance as collateral for a repurchase transaction with the managing underwriter of the related issuance. The Company also enters into repurchase and dollar repurchase arrangements with investment banking firms pursuant to which the Company pledges Mortgage Pass-Throughs and agency securities. The terms and conditions of these arrangements, including interest rates, are negotiated on a transaction-by-transaction basis.

Repurchase arrangements outstanding, which had maturities of less than 31 days, were as follows (dollars in thousands):

                                          December 31, 1993
                          ------------------------------------------------
                                Collateral               Borrowings
                          ----------------------   -----------------------
                                                                  Weighted
                           Carrying      Market      Amount       Average
                            Value        Value     Outstanding     Rate
                          ----------  ----------   ----------   ----------

Mortgage loans            $1,282,814  $1,284,780   $1,220,094      4.07%
Mortgage Pass-Throughs       847,829     856,841      824,682      3.62
Agency securities            402,781     396,390      399,031      3.38
                          ----------  ----------   ----------
                          $2,533,424  $2,538,011   $2,443,807
                          ==========  ==========   ==========

                                         December 31, 1992
                          -----------------------------------------------
                                Collateral              Borrowings
                          ----------------------  -----------------------
                                                                 Weighted
                            Carrying     Market     Amount       Average
                             Value       Value    Outstanding     Rate
                          ----------  ----------  -----------   ---------

Mortgage loans            $  201,449  $  199,199   $  184,374      4.33%
Mortgage Pass-Throughs     1,100,331   1,115,072    1,050,795      4.14
Agency securities            215,509     217,711      214,040      3.75
                          ----------  ----------   ----------
                          $1,517,289  $1,531,982   $1,449,209
                          ==========  ==========   ==========

Accrued interest on short-term borrowings totaled $2,285,000 at December 31, 1993. The weighted average effective interest rate on all short-term borrowings was 3.40 percent and 4.43 percent during 1993 and 1992, respectively.

NOTE G -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage loans. Losses due to typical mortgagor default are substantially reduced by the acquisition of mortgage pool insurance from AAA-rated mortgage pool insurers, which supplements primary mortgage insurance, if any, and homeowner down payments. The amount of coverage under any such mortgage pool insurance policy is the amount (typically 7 to 15 percent of the aggregate amount in such pool of mortgage loans) determined by one or more Rating Agencies necessary to allow the related securities to be rated AAA, when combined with homeowner down payments or other insurance coverage. At December 31, 1993, the Company had default risk on approximately $5,939,000 of its mortgage loans of which approximately $1,822,000 were delinquent 60 days or more. The remainder of mortgage assets were considered to have no default risk because of guarantees from government sponsored entities on agency securities or the acquisition of or commitment for the issuance of mortgage pool insurance.

Certain other risks, however, are not covered by mortgage pool insurance and may subject the Company to loss. These risks include fraud or misrepresentation during origination of a mortgage loan and special hazards which are not covered by standard hazard insurance policies (e.g. earthquakes). In cases of fraud the Company generally will not be able to recover its losses from the mortgage insurance company, but will generally have recourse to the prior owner of a loan based on representations and warranties made at the time the loan was purchased. However, to the extent the prior owner does not perform its repurchase obligation, the Company may incur a loss. Special hazards are typically catastrophic events that are unable to be predicted. In September 1991 the Company began to limit its exposure to special hazard losses by acquiring special hazard insurance coverage from a AAA-rated insurer. As of December 31, 1993, 69 percent of the Company's mortgage assets (excluding agency securities) were covered by a special hazard insurance policy. Management does not believe that fraud or special hazard risks pose a material threat to the operations of the Company; however, the Company continually monitors its underwriting guidelines and correspondents from which it purchases mortgage loans, as well as the geographic concentration of its mortgage assets, for possible changes in the level of risk.

As of December 31, 1993, approximately 60 percent of the Company's mortgage assets (excluding agency securities) were secured by properties located in California. The Company's exposure arising from this geographic concentration is reduced by the acquisition of mortgage pool insurance and special hazard insurance (see Note M).

During 1993 and 1992 a portion of the Company's investment in other mortgage securities was charged off due to diminishing cash flows resulting from increased prepayments on the underlying collateral. Declines in mortgage interest rates have made it increasingly advantageous for mortgagors whose loans secure these investments to refinance. Management does not believe that the risk of further impairment of these investments, which total $12,671,000 at December 31, 1993, pose a material threat to the operations of the Company.

Activity in the allowance for possible losses was as follows (in thousands):

                                                        Year Ended December 31
                                                        ----------------------
                                                          1993           1992
                                                        -------        -------

  Beginning balance                                     $ 8,228        $ 3,505
  Provision for possible losses                           2,800          7,750
  Charge-offs due to:
    Mortgagor default                                      (433)          (515)
    Fraud/misrepresentation                              (1,567)          (616)
    Special hazard losses                                   (33)            --
    Impairment of other mortgage securities              (2,068)        (1,896)
                                                        -------        -------
                                                        $ 6,927        $ 8,228
                                                        =======        =======

NOTE H -- ACQUISITION

On December 2, 1992, the Company acquired the net assets of Tyler Cabot Mortgage Securities Fund, Inc. ("Tyler Cabot"), a diversified closed-end management investment company, in exchange for 29,429,815 shares of the Company's Series B Preferred Stock. The acquisition has been accounted for as a purchase and, accordingly, the assets and liabilities have been recorded based on their fair value at the date of acquisition. The net income earned on the assets and liabilities acquired have been included in the consolidated statement of income from the date of the acquisition.

NOTE I -- STOCKHOLDERS' EQUITY

The Series A Preferred Stock issued in connection with a 1989 acquisition is non-voting. Each share is entitled to a cumulative fixed dividend at an annual rate of $1.60 and is eligible for conversion into 9/10 of 1 share of common stock. The Series A Preferred Stock has a liquidation preference of $16.40 per share and is redeemable at the Company's option, in whole or in part, at a redemption price equal to the liquidation preference after November 6, 1994. At December 31, 1993, 4,730,076 shares of the Series A Preferred Stock had been converted to 4,257,005 shares of common stock.

The Series B Preferred Stock issued in connection with the acquisition of Tyler Cabot is non-voting. Each share is entitled to a cumulative fixed dividend at an annual rate of $1.26 and is eligible for conversion into 0.3196 of 1 share of common stock. The Series B Preferred

Stock has a liquidation preference of $11.38 per share and is redeemable at the Company's option, in whole or in part, at a redemption price of $12.50 after December 2, 1997. At December 31, 1993, 13,580 shares of the Series B Preferred Stock had been converted to 4,337 shares of common stock.

In February 1992 the Company received $61,643,000 in net proceeds from the offering of 2,046,000 shares of common stock. Proceeds from the offering were used to acquire mortgage assets.

During 1993 and 1992 the Company issued 10,362 and 17,408 shares of common stock through its dividend reinvestment plan on which net proceeds of $395,000 and $526,000 were received, respectively. During 1993 the Company also issued 381,473 shares of Series B Preferred Stock through its dividend reinvestment plan for Series B stockholders on which net proceeds of $4,662,000 were received.

On July 31, 1992, the Company issued a six-year option to Lomas Financial Corporation ("LFC"), an affiliate of the former manager, for the purchase of 750,000 shares of common stock at a price of $32.63 per share. The option becomes exercisable in 250,000 share increments through August 1, 1994.

The Company's Charter provides that if the Board of Directors determines in good faith that the direct or indirect ownership of stock of Capstead has become concentrated to an extent which would cause Capstead to fail to qualify as a REIT, the Company may redeem or repurchase, at fair market value, any number of shares of common stock and/or preferred stock sufficient to maintain or bring such ownership into conformity with the Code and may refuse to transfer or issue shares of common stock and/or preferred stock to any person whose acquisition would result in Capstead being unable to comply with the requirements of the Code. In addition, the Charter provides that the Company may redeem or refuse to transfer any shares of capital stock of Capstead necessary to prevent the imposition of a penalty tax as a result of ownership of such shares by certain disqualified organizations, including governmental bodies and tax-exempt entities that are not subject to tax on unrelated business taxable income.

NOTE J -- STOCK OPTION PLAN


The 1990 Directors' Stock Option Plan (the "Directors' Plan") and 1990 Employee Stock Option Plan (the "Employee Plan") (together, the "Plans") provide for the issuance of up to 160,000 and 240,000 shares, respectively, of common stock at a price not less than the fair market value of the common stock at the time the option is granted. All options granted under the Plans are 100% exercisable from the time the options are granted. The Plans also provide for dividend equivalent rights which permit the option holder to obtain additional shares of common stock based upon formulas set forth in the Plans.
                                      23

Activity in the Plans is summarized as follows:

                                   Directors' Plan            Employee Plan
                              ------------------------  ------------------------
                               Number                    Number
                                 of         Price          of          Price
                               Shares       Range        Shares        Range
                              -------   --------------  -------   --------------
Balance at inception of
 Plan and
    at January 1, 1991         60,000   $    13.00       53,000   $    13.00
    Options granted                --         --         39,000        25.50
    Options exercised         (25,000)       13.00         (500)       13.00
                              -------                   -------
Balance at December 31, 1991   35,000        13.00       91,500    13.00 - 25.50
    Options granted             6,000        29.38       39,000        34.50
    Options exercised          (5,114)       13.00      (27,619)       13.00
    Dividend equivalent
     rights earned                802         --          1,205         --
                              -------                   -------
Balance at December 31, 1992   36,688    13.00 - 29.38  104,086    13.00 - 34.50
    Options granted            22,000    39.13 - 39.25   44,000        38.88
    Options exercised         (11,663)   13.00 - 29.38  (46,637)   13.00 - 34.50
    Dividend equivalent
     rights earned              1,494         --          2,646         --
                              -------                   -------
Balance at December 31, 1993   48,519   $13.00-$39.25   104,095   $13.00-$38.88
                              =======                   =======

In accordance with the terms of the Plans, on January 1, 1994 the Company granted options to acquire 8,000 shares at an exercise price of $41 per share under the Directors' Plan, and granted dividend equivalent rights for the issuance of an additional 2,314 and 2,857 shares under the Directors' Plan and Employee Plan, respectively. In addition, on January 24, 1994 the Company granted options to a new member of the Board of Directors to acquire 5,000 shares at an exercise price of $40.63 per share.

NOTE K -- MANAGEMENT AND NON-COMPETITION AGREEMENTS

Since its inception and through September 30, 1993, the Company operated under a management agreement with a subsidiary (the "Manager") of Lomas Mortgage USA, Inc. ("LMUSA"). The agreement provided that the Manager advise the Company with respect to all facets of its business and administer its day-to-day operations under the supervision of the Board of Directors. The Manager paid, among other things, salaries and benefits of its personnel, accounting fees and expenses, other office expenses and expenses incurred in supervising and monitoring the Company's investments. During the period from inception through July 31, 1992, the Manager received management fees equal to specified percentages of the Company's average invested assets and incentive fees equal to specified percentages of amounts by which the return on common stockholders' equity exceeded a specified return based on the average ten-year treasury yield.

On July 31, 1992, the Company entered into a 65-month management agreement with the Manager with an effective date of August 1, 1992. Under the agreement, the management fee was limited to an amount equal to the Manager's cost plus a fixed profit aggregating $14,500,000 over the term of the agreement. Also on July 31, 1992, Capstead entered into a 65-month non-competition agreement with LFC, the parent company of LMUSA, whereby LFC and its subsidiaries agreed to refrain from engaging in the promotion, organization, operation or management of REITs, other than Capstead, that invest primarily in jumbo mortgage loans in return for payments aggregating $7 million.

In March and again in September 1993, the Company negotiated amendments to these agreements to shorten their terms and lower the required payments by $1,972,000. Consequently, on October 1, 1993 the Company became fully self-administered. Termination costs under the terms of the amended management agreement totaled $7,528,000. Also included in manager termination costs is $4,363,000 which represents unamortized amounts paid under the non-competition agreement.

NOTE L -- TRANSACTIONS WITH AFFILIATES OF THE FORMER MANAGER

In connection with the acquisition of mortgage loans, the Company acquires most of its loans on a servicing-released basis. On September 7, 1993, the Company ceased its practice of simultaneously selling servicing rights associated with these loans to LMUSA. Such sales were at a price comparable to that which would be paid by unaffiliated third parties. Servicing rights purchased by LMUSA totaled $16,512,000, $39,446,000 and $17,020,000 during
1993, 1992 and 1991, respectively. At December 31, 1993, LMUSA serviced approximately 42 percent of the Company's mortgage assets excluding agency securities. The mortgage loans are serviced in accordance with the terms of a servicing agreement typical for the industry. Servicing fees of $19,029,000, $12,978,000 and $3,834,000 were retained by LMUSA for the years ended December 31, 1993, 1992 and 1991, respectively.

Capstead purchased approximately $6,016,000, $20,195,000 and $4,440,000 of mortgage loans from LMUSA in 1993, 1992 and 1991, respectively, at prices and terms prevailing at the time of purchase.

NOTE M -- SUBSEQUENT EVENTS

Prior to December 31, 1993, the Company committed to issue three series of collateralized mortgage securities and on January 11, 1994, committed to issue one additional series. The series are scheduled to close in January or February 1994 with an aggregate issue balance of approximately $1.15 billion. These issuances will be collateralized by mortgage loans from the Company's mortgage loan portfolio. The Company will elect Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on these issuances.

In addition, the Company has committed to bulk acquisitions of servicing rights to service approximately $1.6 billion of mortgage loans. The Company will begin servicing these loans between January and April of 1994.

On January 17, 1994, the Los Angeles region of southern California suffered a relatively severe earthquake. The Company has exposure to earthquake losses in cases where a homeowner defaults on his mortgage and the property has structural damage from an earthquake, exclusive of fire or water damage (the standard homeowners policy covers fire and water damage even if such damage was the result of an earthquake). Although approximately $460 million of the Company's mortgage assets are located in the affected areas (as determined by reference to affected zip codes as reported by a rating agency), all but approximately $67 million of these assets are insured against such losses. At this point in time, it is unclear how many of the underlying properties may have sustained damage and, ultimately, if any loss will be incurred by the Company. The Company, however, does not believe any such losses will be material.

NOTE N -- SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental cash and noncash information (in thousands):

                                                  Year Ended December 31
                                             ----------------------------------
                                                1993        1992        1991
                                             ----------  ----------  ----------
Interest paid:
    Short-term borrowings                    $   81,722  $   62,247  $   29,479
    Collateralized mortgage securities          375,948     323,346     139,584
Noncash investing and financing activities:
    Transfers from mortgage investments to
       mortgage securities collateral         1,197,947   3,603,844   1,484,947
    Charges to allowance for possible losses      4,101       3,027       1,145
    Acquisition of Tyler Cabot:
        Net assets acquired                          --     307,077          --
        Net liabilities assumed                      --         288          --
        Preferred stock issued                       --     315,025          --

NOTE O -- NET INTEREST INCOME ANALYSIS

The following table summarizes the amount of interest income and interest expense and the average effective interest rate (dollars in thousands):

                                                 1993                1992                 1991
                                          ------------------  -------------------  ------------------
                                                     Average             Average              Average
                                           Amount     Rate     Amount     Rate      Amount     Rate
                                          --------   -------  --------   -------   --------   -------
Interest income:
   Mortgage securities collateral         $390,690    8.38%   $383,060    9.32%    $176,578   10.29%
   Mortgage investments                    184,136    6.56     117,527    7.49       58,989    9.38
                                          --------            --------             --------
        Total interest income              574,826             500,587              235,567
                                          --------            --------             --------

Interest expense:
    Collateralized mortgage securities     410,153    9.05     353,356    8.80      158,366    9.70
    Short-term borrowings                   80,923    3.40      62,077    4.43       31,474    6.38
                                          --------            --------             --------
        Total interest expense             491,076             415,433              189,840
                                          --------            --------             --------
Net interest                              $ 83,750            $ 85,154             $ 45,727
                                          ========            ========             ========

The following table summarizes the amount of changes in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                      1993/1992*                         1992/1991*
                                           -------------------------------    -------------------------------
                                             Rate       Volume      Total       Rate       Volume     Total
                                           --------   ---------    -------    --------   ---------   --------
Interest income:
    Mortgage securities collateral         $(40,878)  $  48,508    $ 7,630    $(18,194)  $ 224,676   $206,482
    Mortgage investments                    (16,008)     82,617     66,609     (14,061)     72,599     58,538
                                           --------   ---------    -------    --------   ---------   --------
                                            (56,886)    131,125     74,239     (32,255)    297,275    265,020
                                           --------   ---------    -------    --------   ---------   --------

Interest expense:
    Collateralized mortgage securities       10,057      46,740     56,797     (13,140)    208,130    194,990
    Short-term borrowings                   (16,887)     35,733     18,846     (12,091)     42,694     30,603
                                           --------   ---------    -------    --------   ---------   --------
                                             (6,830)     82,473     75,643     (25,231)    250,824    225,593
                                           --------   ---------    -------    --------   ---------   --------
                                           $(50,056)  $  48,652    $(1,404)   $ (7,024)  $  46,451   $ 39,427
                                           ========   =========    =======    ========   =========   ========

*The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE P - QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations (in thousands, except per share amounts):

                                          Year Ended December 31, 1993
                                     ---------------------------------------
                                      First    Second      Third    Fourth
                                     Quarter   Quarter    Quarter   Quarter
                                     --------  --------   --------  --------
Interest income                      $149,566  $153,129   $149,683  $122,448
Interest and related expenses         127,756   130,861    125,466   129,877*
    Net margin on mortgage assets      21,810    22,268     24,217    (7,429)
Other revenues                          9,692     6,528     13,208    37,249
Net income                             22,904    23,255     23,640    24,457
Net income per share:
    Primary                          $    .88  $    .90   $    .92  $    .97
    Fully diluted                         .86       .88        .90       .95

                                           Year Ended December 31, 1992
                                     ---------------------------------------
                                      First    Second      Third    Fourth
                                     Quarter   Quarter    Quarter   Quarter
                                     --------  --------   --------  --------
Interest income                      $100,791  $123,976   $133,329  $142,491
Interest and related expenses          87,433   107,485    117,081   125,005
    Net margin on mortgage assets      13,358    16,491     16,248    17,486
Other revenues                          1,112      (100)     1,095     1,755
Net income                             11,207    12,553     13,234    16,197
Net income per share:
    Primary                          $    .81  $    .83   $    .87  $    .87
    Fully diluted                         .76       .80        .84       .84


* Because of high prepayments on mortgage securities collateral during the fourth quarter, the Company accelerated amortization of bond discount on existing collateralized mortgage securities resulting in the recognition of an additional $28 million in interest expense.

NOTE Q -- MARKET AND DIVIDEND INFORMATION (UNAUDITED)

The New York Stock Exchange trading symbol for the Company's common stock is CMO. There were approximately 2,600 holders of record of the Company's common stock at December 20, 1993. In addition, depository companies held stock for approximately 22,000 beneficial owners. During the last two years, the high and low stock sales prices and dividends declared on common stock were as follows:


                             Year Ended December 31, 1993     Year Ended December 31, 1992
                             ----------------------------     ----------------------------
                               Stock Prices                     Stock Prices
                             -----------------  Dividends     -----------------  Dividends
                               High      Low    Declared        High      Low    Declared
                             -------   ------- ----------     -------   -------  ---------
First quarter                $42 7/8   $36 1/2   $.88         $35 1/4   $27 1/2    $.76
Second quarter                42 7/8    35 3/4    .90          34 1/4    28 3/4     .80
Third quarter                 40        37 1/2    .92          36 7/8    31 7/8     .84
Fourth quarter                42 3/8    35 7/8    .96          39 3/8    33 1/8     .86

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this report:


        1. The following financial statements of the Company:

                                                               PAGE
                                                               ----
           Consolidated Statement of Income - Years
            Ended December 31, 1993, 1992 and 1991...........  10
           Consolidated Balance Sheet -
            December 31, 1993 and 1992.......................  11
           Consolidated Statement of Stockholders' Equity -
            Three Years Ended December 31, 1993..............  12
           Consolidated Statement of Cash Flows - Years
            Ended December 31, 1993, 1992 and 1991...........  13
           Notes to Consolidated Financial Statements -
           December 31, 1993................................   14
        2. Financial statement schedules:
           Schedule VIII-Valuation and Qualifying Accounts...  31
           Schedule IX-Short-Term Borrowings.................  32
           Schedule XII-Mortgage Loans on Real Estate........  33
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


       10.24    Restricted Stock Grant Agreement dated August 1, 1992 between
                Capstead Mortgage Corporation and Ronn K. Lytle.(7)
       11       Computation of earnings per share.(10)
       12.1     Statement regarding computation of ratios of earnings to fixed charges and preferred stock dividends.(10)
       13       Portions of the Annual Report to Stockholders of the Company for
                the year ended December 31, 1993.(10)
       22.1     List of subsidiaries of the Company.(10)
       23.1     Consent of Ernst & Young, Independent Auditors.*

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

(10) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
 *   Filed herewith.

     (b) Reports on Form 8-K:  None.

     (c) Exhibits - The response to this section of ITEM 14 is submitted as a separate section of this report.

     (d) Financial Statement Schedules - The response to this section of ITEM 14 is submitted as a separate section of this report.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CAPSTEAD MORTGAGE CORPORATION
                                                      Registrant


Date: April 20, 1994                   By       /s/ ANDREW F. JACOBS
                                         ----------------------------------
                                                    Andrew F. Jacobs
                                                 Senior Vice President
                                                      and Treasurer

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
                            =========   ==============

                                 EXHIBIT INDEX


                                                                    Sequentially
Exhibit                                                               Numbered
Number                                                                  Page
- -------                                                             ------------

 23.1      Consent of Ernst & Young, Independent Auditors.*





- ----------------------
 * Filed herewith.