Form 10-Q
period 1994-03-31
CAPSTEAD MORTGAGE CORP
filed 1994-05-16
CIK 766701

================================================================================


              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1994

                                     OR

 -----   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER:  1-8996

                        CAPSTEAD MORTGAGE CORPORATION
           (Exact name of Registrant as specified in its Charter)

               MARYLAND                          75-2027937
   (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)           Identification No.)

  2001 BRYAN TOWER, DALLAS, TEXAS                   75201
(Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code (214) 999-2323


The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) for Form 10-Q and is therefore filing this Form under the reduced disclosure format.

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($.01 par value)                     15,236,803 as of May 10, 1994

================================================================================

                        CAPSTEAD MORTGAGE CORPORATION
                                  FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 1994


                                     INDEX


                                                                        PAGE
                                                                        ----
                        PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements

  Consolidated Balance Sheet - March 31, 1994 and December 31, 1993...    3

  Consolidated Statement of Income - Quarter Ended
   March 31, 1994 and 1993............................................    4

  Consolidated Statement of Cash Flows - Quarter Ended
   March 31, 1994 and 1993............................................    5

  Notes to Consolidated Financial Statements..........................    6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.................   11


                          PART II. - OTHER INFORMATION

ITEM 4. Submission of Matters to Vote of Security-Holders.............   18

ITEM 6. Exhibits and Reports on Form 8-K..............................   18

SIGNATURES............................................................   19

                      PART I. -- FINANCIAL INFORMATION
                        CAPSTEAD MORTGAGE CORPORATION
                         CONSOLIDATED BALANCE SHEET
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 1. FINANCIAL STATEMENTS

                                           MARCH 31, 1994    DECEMBER 31, 1993
                                           --------------    ------------------
                                             (UNAUDITED)
ASSETS
  Mortgage securities collateral             $4,972,438          $3,995,956
  Mortgage investments                        2,406,682           2,842,151
                                             ----------          ----------
                                              7,379,120           6,838,107
  Less allowance for possible losses             (6,872)             (6,927)
                                             ----------          ----------
                                              7,372,248           6,831,180

  Cash and cash equivalents                     110,573              87,760
  Prepaids, receivables and other                32,174              32,421
  Purchased mortgage servicing rights            89,092              28,963
                                             ----------          ----------

                                             $7,604,087          $6,980,324
                                             ==========
LIABILITIES

  Collateralized mortgage securities         $4,837,850          $3,891,134
  Repurchase arrangements                     2,078,814           2,443,807
  Accounts payable and accrued expenses          42,649               7,193
                                             ----------          ----------
                                              6,959,313           6,342,134
                                             ----------          ----------

STOCKHOLDERS' EQUITY
  Preferred stock - $0.10 par value;
    100,000 shares authorized:
     $1.60 Cumulative Preferred Stock,
       Series A, 679 and 735 shares
       issued and outstanding ($11,136
       aggregate liquidation preference)          9,512              10,295
     $1.26 Cumulative Convertible
       Preferred Stock, Series B, 29,897
       and 29,797 shares issued and
       outstanding ($340,228 aggregate
       liquidation preference)                  320,891             319,543
  Common stock - $0.01 par value; 100,000
    shares authorized; 15,229 and 15,154
    shares issued and outstanding                   152                 152
  Paid-in capital                               309,501             308,140
  Undistributed income (deficit)                  1,212                  60
  Unrealized gain on debt and equity
    securities held available-for-sale            3,506                   -
                                             ----------          ----------
                                                644,774             638,190
                                             ----------          ----------

                                             $7,604,087          $6,980,324
                                             ==========          ==========


See accompanying notes to consolidated financial statements.

                        CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        QUARTER ENDED MARCH 31
                                                        ----------------------
                                                          1994          1993
                                                        ---------     --------
INTEREST INCOME:
  Mortgage securities collateral                         $ 81,511     $112,033
  Mortgage investments                                     44,269       37,533
                                                         --------     --------
   Total interest income                                  125,780      149,566
                                                         --------     --------
INTEREST AND RELATED EXPENSES:
  Collateralized mortgage securities                       77,078      105,154
  Short-term borrowings                                    21,134       16,287
  Mortgage insurance and other                              3,957        5,015
  Provision for possible losses                               500        1,300
                                                         --------     --------
   Total interest and related expenses                    102,669      127,756
                                                         --------     --------

     Net margin on mortgage assets                         23,111       21,810
                                                         --------     --------
OTHER REVENUES:
  Gain on sales                                             1,997        9,275
  Mortgage servicing revenues                               3,077           61
  Other                                                       654          273
                                                         --------     --------
                                                            5,728        9,609
                                                         --------     --------

OTHER EXPENSES:
  Salaries and related costs                                2,524        1,936
  General and administrative                                1,978        1,788
  Amortization of purchased mortgage servicing rights         868            -
  Management fees                                               -          891
  Manager termination costs                                     -        3,900
                                                         --------     --------
   Total other expenses                                     5,370        8,515
                                                         --------     --------

Net income                                               $ 23,469     $ 22,904
                                                         ========     ========

Net income                                               $ 23,469     $ 22,904
Less cash dividends on preferred stock                     (9,680)      (9,626)
                                                         --------     --------

Net income available to common stockholders              $ 13,789     $ 13,278
                                                         ========     ========
NET INCOME PER SHARE:
  Primary                                                $   0.90     $   0.88
  Fully diluted                                              0.88         0.86

AVERAGE NUMBER OF SHARES OUTSTANDING:
  Primary                                                  15,286       15,036
  Fully diluted                                            15,916       15,868

CASH DIVIDENDS PAID PER SHARE:
  Common                                                 $   0.83     $   0.88
  Series A Preferred                                         0.40         0.40
  Series B Preferred                                         0.32         0.32

See accompanying notes to consolidated financial statements.

                        CAPSTEAD MORTGAGE CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                               (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                              -----------------------------
                                                                  1994             1993
                                                              -------------   -------------
OPERATING ACTIVITIES:
  Net income                                                  $      23,469   $      22,904
  Noncash items:
    Amortization of discount and premium                              1,212           3,768
    Amortization of purchased mortgage servicing rights                 868               -
    Provision for possible losses                                       500           1,300
  Net gain from investing activities                                 (1,997)         (9,275)
  Net change in prepaids, receivables and other assets                               (6,097)
  Net change in accounts payable and accrued expenses
    excluding payables for bulk purchases of
    mortgage servicing rights                                          (831)            831
                                                              -------------   -------------
     Net cash provided by operating activities                       23,221          13,431
                                                              -------------   -------------
INVESTING ACTIVITIES:
  Mortgage securities collateral:
    Principal collections on collateral                             577,747         344,686
    Decrease (increase) in accrued interest receivable               (4,829)          4,177
    Increase in short-term investments                               84,103          39,966
  Purchases of mortgage investments                              (1,075,639)       (684,728)
  Purchases of agency securities                                   (216,387)       (541,525)
  Principal collections on mortgage investments                      80,544          31,782
  Purchases of mortgage servicing rights                            (24,517)              -
  Proceeds from sales of mortgage investments                        19,394         355,477
                                                              -------------   -------------
     Net cash used by investing activities                         (559,584)       (450,165)
                                                              -------------   -------------
FINANCING ACTIVITIES:
  Collateralized mortgage securities:
    Issuance of securities                                        1,611,841         344,950
    Principal payments on securities                               (669,487)       (395,719)
    Increase (decrease) in accrued interest payable                   2,206          (1,871)
  Capital stock transactions                                          1,926           1,916
  Dividends paid                                                    (22,317)        (22,847)
  Increase in short-term borrowings                                (364,993)        503,881
                                                              -------------   -------------
     Net cash provided by financing activities                      559,176         430,310
                                                              -------------   -------------
Net increase (decrease) in cash and cash equivalents                 22,813          (6,424)
Cash and cash equivalents at beginning of period                     87,760          30,302
                                                              -------------   -------------
Cash and cash equivalents at end of period                    $     110,573   $      23,878
                                                              =============   =============
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Charges to allowance for losses                                     $555             $474
  Transfers from mortgage investments to mortgage
     securities collateral                                     $ 1,650,354        $ 353,023

See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1994
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1994. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993. Certain amounts for prior periods have been reclassified to conform to the 1994 presentation.

NOTE B - ACCOUNTING CHANGES

In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities (the "Statement"). The Company adopted the provisions of the Statement for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. There was no cumulative effect as of January 1, 1994 of adopting the Statement on net income. The opening balance of stockholders' equity was increased by $7,512,000 to reflect net unrealized holding gains on securities classified as available-for-sale previously carried at amortized cost.

Accounting policies followed by the Company upon adoption of the Statement are as follows:

SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity.

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security. Such amortization is included in interest income. Interest and dividends are included in interest income and other revenue, respectively. Realized gains and losses, and declines in value judged to be other-than-temporary are included in other revenue. The cost of securities sold is based on the specific identification method.

NOTE C - MORTGAGE INVESTMENTS

Mortgage investments and the related average effective interest rates during the quarter indicated were (dollars in thousands):

                                                 AS OF            Quarter Ended
                                                MARCH 31            March 31
                                         ----------------------  -----------------
                                            1994        1993       1994      1993
                                         ----------  ----------    ------   -------
Mortgage loan portfolio:
  Fixed-rate mortgage loans              $  700,780  $  537,449     6.73%      8.32%
  Medium-term mortgage loans                 71,718      37,465     6.51       7.55
  Adjustable-rate mortgage loans            143,155      83,294     4.48       5.96

AAA-rated mortgage pass-through
  securities portfolio:
  Medium-term mortgage securities           414,467     221,869     6.89       7.61
  Adjustable-rate mortgage securities       457,395   1,326,640     5.18       5.85

Agency securities portfolio:
  Fixed-rate agency securities              504,453     202,670     6.44       6.67
  Adjustable-rate agency securities         114,714           -     3.97          -
                                         ----------  ----------
                                         $2,406,682  $2,409,387
                                         ==========  ==========

The Company classifies its mortgage investments by term and interest rate characteristics of the underlying mortgage loans. The Company's fixed-rate mortgage loans (i) have fixed rates of interest for their entire terms, or (ii) adjust annually based on a specified margin over one-year United States Treasury Securities ("one-year Treasuries") after an initial fixed rate period of ten years after origination. Medium-term mortgage loans (i) adjust annually based on a specified margin over one-year Treasuries after an initial fixed rate period of three or five years after origination, or (ii) have initial interest rates that adjust one time, approximately five years following origination of the mortgage loan, based on a specified margin over the Federal National Mortgage Association ("FNMA") yields for 30-year fixed-rate commitments at the time of adjustment. Adjustable-rate mortgage loans ("ARM" loans) either (i) adjust semiannually based on a specified margin over the six-month London interbank offered rate ("LIBOR"), or (ii) adjust annually based on a specified margin over one-year Treasuries.

At March 31, 1994 the AAA-rated mortgage pass-through securities ("Mortgage Pass-Throughs") portfolio, the agency securities portfolio, and $688,320,000 of the mortgage loan portfolio was pledged to secure short-term borrowings. As of March 31, 1994, the Company had outstanding commitments to purchase approximately $298,417,000 of mortgage loans.

During the quarter, the Company entered into forward delivery contracts for the purpose of reducing exposure to the effect of changes in interest rates on fixed-rate mortgage loans which it has purchased or has committed to purchase. These contracts have terms of not more than 90 days. Gains and losses on such contracts will be deferred as an adjustment of the carrying value of the related mortgage investments and amortized into interest income using the effective yield method over the expected remaining life of the mortgage loans. As of March 31, 1994, the Company had outstanding for hedging purposes forward delivery contracts with an aggregate gross contract amount of $250 million.

NOTE D - MORTGAGE SECURITIES COLLATERAL

The following table sets forth information at March 31, 1994 with respect to mortgage collateral, including short-term investments held by the trustee and accrued interest receivable, securing each series of collateralized mortgage securities issued during the quarter (dollars in thousands):


                                      AVERAGE COUPON      TOTAL
SERIES        TYPE OF COLLATERAL      INTEREST RATE     COLLATERAL
- - --------    ----------------------    --------------    ----------

1994-A      Fixed-rate whole loans         6.82%        $  345,182
1994-B      Fixed-rate whole loans         6.41            295,601
1994-C      Fixed-rate whole loans         6.75            304,962
1994-D      10/1 whole loans               6.00            204,316
1994-E      Fixed-rate whole loans         6.50            501,208
                                                        ----------
                                                         1,651,269
                                        Add premium          3,814
                                                        ----------
                                                        $1,655,084
                                                        ==========


NOTE E - COLLATERALIZED MORTGAGE SECURITIES

The following table sets forth information at March 31, 1994 with respect to each series of collateralized mortgage securities issued and retained during the quarter, including accrued interest (dollars in thousands):


                                               ORIGINAL
            STATED        AVERAGE COUPON       PRINCIPAL          TOTAL
SERIES      MATURITY      INTEREST RATE         BALANCE        OBLIGATION
- - ------      --------      --------------      -----------      ----------
1994-A        2024            6.82%            $  342,701      $  341,152
1994-B        2009            6.41                295,448         293,682
1994-C        2024            6.75                298,400         299,748
1994-D        2024            6.00                203,849         204,308
1994-E        2024            6.50                498,318         501,010
                                               ----------      ----------
                                               $1,638,716       1,639,900
                                               ==========
                                            Less discount         (25,891)
                                                               $1,614,009
                                                               ==========


NOTE F - NET INTEREST INCOME ANALYSIS

The following table summarizes the amount of interest income and interest expense and the average effective interest rate (dollars in thousands):

                                           QUARTER ENDED MARCH 31
                                   ---------------------------------------
                                          1994                 1993
                                   ------------------   ------------------
                                    AMOUNT    AVERAGE    AMOUNT    AVERAGE
                                   --------  --------   -------   --------
Interest income:
  Mortgage securities collateral   $ 81,511    7.89%   $112,033      8.70%
  Mortgage investments               44,269    6.37      37,533      6.63
                                   --------            --------
    Total interest income           125,780             149,566
Interest expense:                  --------            --------
  Collateralized mortgage
    securities                       77,078    7.66    105,154       8.39
  Short-term borrowings              21,134    3.63     16,287       3.63
                                   --------            -------
    Total interest expense           98,212            121,441
                                   --------            -------
Net interest income                $ 27,568            $28,125
                                   ========            =======

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume between the quarter ended March 31, 1994 and the quarter ended March 31, 1993 (in thousands):

                                         RATE      VOLUME      TOTAL
                                       --------   --------   --------
Interest income:
  Mortgage securities collateral       $ (9,740)  $(20,782)  $(30,522)
  Mortgage investments                   (1,526)     8,262      6,736
                                       --------   --------   --------
    Total interest income               (11,266)   (12,520)   (23,786)
                                       --------   --------   --------
Interest expense:
  Collateralized mortgage securities     (8,573)   (19,503)   (28,076)
  Short-term borrowings                       4      4,843      4,847
                                       --------   --------   --------
    Total interest expense               (8,569)   (14,660)   (23,229)
                                       --------   --------   --------
Net interest income                    $ (2,697)  $  2,140   $   (557)
                                       ========   ========   ========

NOTE G - DISCLOSURES REGARDING FAIR VALUES OF CERTAIN INVESTMENTS IN DEBT AND
         EQUITY SECURITIES

The following tables summarize available-for-sale securities and held-to-maturity securities as of March 31, 1994 (in thousands):


                                                     Available-for-Sale Securities
                                       -------------------------------------------------------
                                                        GROSS         GROSS      Estimated
                                                     UNREALIZED    UNREALIZED      Fair
                                          COST          GAINS        LOSSES        Value
                                       ----------    ----------    ----------    ----------
                                       Mortgage Pass-Throughs:
Medium-term securities                 $  414,924    $       -     $      457    $  414,467
  ARM securities                          453,331        4,064              -       457,395
  ARM agency securities                   114,714            -              -       114,714
Other mortgage securities                  12,050          978          1,025        12,003
                                       ----------    ---------     ----------    ----------
   Total debt securities                  995,019        5,042          1,482       998,579
Equity securities                           3,623            -             54         3,569
                                       ----------    ---------     ----------    ----------
                                       $  998,642    $   5,042     $    1,536    $1,002,148
                                       ==========    =========     ==========    ==========

                                                    Held-to-Maturity Securities
                                       -------------------------------------------------
                                                        GROSS       GROSS        Estimated
                                                     UNREALIZED    UNREALIZED       Fair
                                          COST          GAINS       LOSSES         Value
                                       ----------    ----------    ----------    ---------
Fixed-rate agency
  securities                           $  504,453    $        -    $   38,672    $  465,781
Mortgage securities
  collateral                            4,956,222        49,230       110,668     4,894,784 *
Other mortgage securities                   4,213             -           500         3,713
                                       ----------    ----------    ----------    ----------

                                       $5,464,888    $   49,230    $  149,860    $5,364,278
                                       ==========    ==========    ==========    ==========

* The estimated fair value calculation for mortgage securities collateral does not take into consideration the fact that such securities have been permanently financed through the issuance of collateralized mortgage securities, which virtually eliminates the risk of loss due to changes in the fair value of the underlying assets. The Company does however retain prepayment risk on the mortgage securities collateral as it relates to its effect on the net investment retained by the Company at securitization.

The maturity of the Company's mortgage assets is directly affected by the rate of principal prepayments by mortgagors and redemptions by issuers, including the Company, of remaining debt securities outstanding (referred to as "clean-up calls"). As a result, the actual maturity of the Company's mortgage assets usually occurs well in advance of stated maturities. The Company anticipates that through prepayments and exercising clean-up calls, much of its higher cost collateralized mortgage securities will be retired in 1994 and 1995 and a residual amount of high coupon mortgage securities collateral will be released and can be sold or continue to be held as investments. Included in mortgage securities collateral is $31,018,000 and $33,277,000 of collateral released from the related indentures at March 31, 1994 and December 31, 1993, respectively.

During the three months ended March 31, 1994, $17,397,000 of mortgage securities collateral previously released from the related indentures pursuant to clean-up calls was sold at a gross realized gain of $1,997,000. No available-for-sale securities were sold. The net adjustment to unrealized holding gains on available-for-sale securities included as a separate component of stockholders' equity totaled $(4,006,000) during the three months ended March 31, 1994. Since trading securities consisted solely of overnight deposits during the quarter, no net unrealized holding gains or losses were included in income during the three months ended March 31, 1994.

NOTE H - CONTINGENCY RELATED TO THE CALIFORNIA EARTHQUAKE

On January 17, 1994, the Los Angeles region of southern California suffered a relatively severe earthquake. The Company has exposure to earthquake losses in cases where a homeowner defaults on his mortgage and the property has structural damage from an earthquake, exclusive of fire or water damage (the standard homeowners policy covers fire and water damage even if such damage was the result of an earthquake). The Company has determined, through discussions with homeowners and inspections, that properties underlying approximately $6 million of mortgage loans that are not insured by either the Company or the homeowner for special hazards such as an earthquake may have significant structural damage. The Company expects some of these homeowners may default. However, the Company believes any losses incurred as a result of this earthquake will not be material and that its allowance for possible losses at March 31, 1994 is adequate to absorb any such losses.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
- - -------------------

During the first quarter of 1994, the Company purchased 3,632 mortgage loans totaling $1,073,112,000, compared to purchases of 2,196 mortgage loans totaling $687,743,000 during the same period in 1993. Purchase and commitment volumes, although higher than those achieved during the first quarter of 1993, have fallen significantly from levels achieved in the fourth quarter of 1993 due to increases in mortgage interest rates. General market interest rates have risen sharply as a result of the Federal Reserve's current policy to increase short-term interest rates to help slow inflation. Inflation fears have caused long-term interest rates to increase very significantly. The Company's current interest rate on fixed-rate mortgage loans is nearly two percentage points higher than the low of October 1993. This recent rise in mortgage rates is likely to result in a significant reduction in mortgage loan purchases through the remainder of the year. We currently expect purchases to be in the range of $3.0 billion for 1994, down from $4.4 billion in 1993.

During 1993 the Company was able to expand its correspondent network resulting in less reliance on the California market. During the first quarter of 1994, 24 percent of the Company's mortgage loan acquisitions were secured by properties located in California, down from 44 percent in calendar year 1993 and 75 percent in calendar year 1992. As of March 31, 1994, approximately 54 percent of the Company's mortgage assets were secured by properties located in California, compared to 75 percent as of March 31, 1993. Although the Company continues to expand its marketing efforts to acquire mortgage loans from other regions of the United States, California is the largest market for jumbo mortgage loans; therefore, no assurance can be given that the Company's operations would not be materially affected by economic or other events in California.

On January 17, 1994, the Los Angeles region of southern California suffered a relatively severe earthquake. The Company has exposure to earthquake losses in cases where a homeowner defaults on his mortgage and the property has structural damage from an earthquake, exclusive of fire or water damage (the standard homeowners policy covers fire and water damage even if such damage was the result of an earthquake). The Company has determined, through discussions with homeowners and inspections, that properties underlying approximately $6 million of mortgage loans that are not insured by either the Company or the homeowner for special hazards such as an earthquake may have significant structural damage. The Company expects some of these homeowners may default. However, the Company believes any losses incurred as a result of this earthquake will not be material and that its allowance for possible losses at March 31, 1994 is adequate to absorb any such losses.

The Company formed $84 million of AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") during the first quarter of 1994, the majority of which were backed by adjustable-rate mortgage loans ("ARM" loans). The primary benefit of pooling mortgage loans into Mortgage Pass-Throughs is the liquidity of AAA-rated securities over that of individual loans. As a result, when securing short-term borrowings, the Company is able to negotiate more favorable terms. The Company plans to continue to retain a large portfolio of primarily ARM Mortgage Pass-Throughs.

In order to expedite growth of the Company's adjustable-rate mortgage assets, the Company began purchasing ARM agency securities during the first quarter. Approximately $115 million of ARM agency securities were acquired in March and another $246 million were acquired in April. The Company also has a portfolio of fixed-rate agency securities that it intends to continue to finance using dollar repurchase agreements or repurchase agreements and eventually place into a collateralized mortgage obligation ("CMO").

During the quarter ended March 31, 1994, the Company issued five CMOs totaling $1.65 billion through special-purpose finance subsidiaries secured by mortgage loans. The Company's net investment in these financings at issuance totaled $41,770,000. Execution on these CMOs was negatively impacted by the general rise in interest rates causing the Company to secure higher rate bonds with lower rate collateral the Company had committed to purchase in late 1993 to early 1994 when long-term interest rates were lower. The Company's CMO investment portfolio, (excluding collateral of $31,018,000 released from related indentures through redemption or pay off of the Bonds) declined from $127,287,000 at March 31, 1993 to $103,570,000 this quarter-end, as record levels of prepayments on mortgage securities collateral seen in 1993 continued through January 1994, dramatically reducing outstanding balances of existing CMOs during the intervening period.

Recently, the Company began issuing CMOs with a senior/subordinate structure in lieu of purchasing pool insurance where bond investors or the Company assumes credit and special hazard risks by purchasing/retaining subordinate classes of securitization. During the current quarter the Company retained $2,558,000 of these subordinate classes for its CMO investment portfolio at a cost of $895,000. The cost and yield characteristics of subordinate securities reflects the market's and the Company's expectation of the risks assumed and, therefore, the Company does not anticipate a need to increase its provision for losses for this added exposure.

The Company formed its mortgage servicing unit early in 1993, and later in the year, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation servicing approvals were obtained so that the Company could begin servicing conforming loans guaranteed by these government-sponsored entities.
As of March 31, 1994, the Company serviced and master serviced mortgage loan portfolios of $3.8 billion and $5.3 billion, respectively. Purchased mortgage servicing rights for mortgage loans totaled $84.0 million at March 31, 1994, which included $44.4 million of servicing rights on bulk acquisitions purchased but not delivered. Master servicing rights on mortgage loans totaled $5.1 million. The Company had committed to bulk acquisitions of servicing rights for both conforming and non-conforming mortgage loan portfolios totaling $3.8 billion to be completed by the third quarter of 1994. A key advantage of the Company over others in the mortgage servicing industry is that the weighted average interest rates of its servicing and master servicing portfolios are very low (approximately 7.0%) relative to others in the industry and to current interest rates.

The following table summarizes the Company's utilization of capital as of March 31, 1994 (in thousands):


                                                         FUNDED THROUGH
                                                      --------------------
                                            ASSETS    BORROWINGS   EQUITY
                                          ----------  ----------  --------
Mortgage loan portfolio:
  Fixed-rate mortgage loans               $  700,780  $  497,049  $203,731
  Medium-term mortgage loans                  71,718      50,868    20,850
  Adjustable-rate mortgage loans             143,155     101,537    41,618

AAA-rated mortgage pass-through
  securities portfolio:
  Medium-term mortgage securities            414,467     394,196    20,271
  Adjustable-rate mortgage securities        457,395     435,025    22,370

Agency securities portfolio:
  Fixed-rate agency securities               504,453     488,859    15,594
  Adjustable-rate agency securities          114,714     111,280     3,434

CMO investment portfolio                   4,972,438   4,837,850   134,588

Purchased mortgage servicing rights           89,092           -    89,092
                                          ----------  ----------  --------
                                          $7,468,212  $6,916,664   551,548
                                          ==========  ==========  --------
Other assets, net of other liabilities
  including $36 million owed under
  contracts for bulk purchases of
  mortgage servicing rights                                         93,266
                                                                  --------

Total stockholders' equity                                        $644,774
                                                                  ========

As of March 31, 1994, the Company's mortgage investments and its commitments to acquire ARM agency securities and mortgage loans ("Pipeline") totaled approximately $2.7 billion. Market value risk associated with holding or acquiring these assets was reduced by entering into forward sale agreements for hedging purposes totaling $250 million. In addition, approximately $851 million was invested or committed for investment in ARM loans, which generally tend to hold their market value in a rising interest rate environment. Remaining mortgage assets and Pipeline (adjusted for expected Pipeline fallout of 15 percent on "best efforts" commitments and 20 percent on "optional" commitments) that was subject to market value risk as of March 31, 1994 was approximately $1.6 billion. As the Company continues to acquire mortgage loans, it may pool such loans into CMOs or other securitizations, thereby periodically reducing the amount of mortgage loans subject to market value risk (see "Effects of Interest Rate Changes").

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 1994 was $23,469,000, or $0.90 per primary share ($0.88 per fully diluted share), which represents a return on average total stockholders' equity of 14.60 percent. This compares to first quarter 1993 net income of $22,904,000, or $0.88 per primary share ($0.86 per fully diluted share), which represents a return on average total stockholders' equity of 14.41 percent.

The following table presents the components and weighted average yields of the Company's mortgage investment portfolios, and related short-term borrowings:


                                        QUARTER ENDED MARCH 31
                                       -----------------------
                                       1994               1993
                                       ----               ----
   Mortgage loans                      6.56%              7.49%
   Mortgage Pass-Throughs              6.01               6.16
   Agency securities                   6.44               6.67
   Short-term borrowings               3.63               3.63


Interest income earned on the Company's mortgage investments increased for the quarter ended March 31, 1994 because of an increase in the average portfolios outstanding, net of the effects of decreases in mortgage interest rates. The combined average mortgage investment portfolio increased to $2.8 billion for the quarter ended March 31, 1994, from $2.3 billion for the same period in 1993.
The increase reflects higher mortgage loan and Mortgage Pass-Through portfolios because of higher volume of loan purchases during the fourth quarter of 1993 and the first quarter of 1994, and the timing of securitizations. The Company also maintained a larger position in agency securities due primarily to opportunities to earn superior interest rate spreads with dollar repurchase agreements. The lower yields on these portfolios reflects the general reduction in interest rates on all types of mortgage products experienced during the latter part of 1993, which continued to be purchased during the first quarter of 1994 pursuant to commitments taken prior to the end of 1993.

Short-term borrowing costs for the quarter ended March 31, 1994 were higher than those experienced during the same period in 1993 because of a $550 million increase in the average debt outstanding to $2.3 billion, primarily due to growth of the related portfolios. The weighted average interest rate on short-term borrowings increased 25 basis points from the fourth quarter of 1993 to the current quarter because of sharply rising short-term interest rates reflecting the Federal Reserve's current policy to increase short-term interest rates.

The following table presents the weighted average yields of the mortgage securities collateral and collateralized mortgage securities components of the CMO investment portfolio:

                                            QUARTER ENDED MARCH 31
                                           ------------------------
                                           1993               1992
                                           -----              -----
 Mortgage securities collateral            7.89%              8.70%
 Collateralized mortgage securities        7.66               8.39
                                           -----              -----
 Net interest spread                       0.23%              0.31%
                                           =====              =====

The CMO investment portfolio earned $1,332,000 during the quarter ended March 31, 1994, compared to $2,972,000 for the same period in 1993. Net income produced by the CMO investment portfolio is represented by interest income on mortgage securities collateral (including interest earned on collateral released from the related indebtedness due to redemption or payoff of the related bonds), less interest expense and professional fees on collateralized mortgage securities, and mortgage pool insurance expense on mortgage securities collateral, and includes net investment income or loss on other mortgage securities held by the Company.

Operating results produced by the CMO investment portfolio for the quarter ended March 31, 1994 were lower than for the same period in 1993 primarily because of high levels of prepayments on mortgage securities collateral during the intervening period. During 1993 the Company received principal collections on mortgage securities collateral totaling $2.4 billion, nearly double the $1.3 billion of runoff in 1992. The primary long-term effect from increased prepayments (above the levels originally anticipated) is the reduction in the cash interest spread between the collateral and bonds (excluding the effects of premiums or discounts) more rapidly than originally anticipated. As mortgage prepayments have increased, higher coupon mortgage loans have prepaid faster than lower coupon mortgage loans, which results in lower yields on the collateral in future periods. At the same time, high mortgage prepayments have caused rapid repayment of lower yielding bond classes (shorter maturity bonds typically carry the lowest interest rates), leaving higher yielding bond classes outstanding, thus increasing the average interest cost for the remainder of the life of a particular CMO. Another factor in lower results of the CMO investment portfolio in the current quarter is the poor execution the Company experienced on the $1.65 billion in CMOs closed in the quarter. These transactions will have a modest adverse effect on future results of this portfolio.

During the first quarter of 1994 the Company sold $17,397,000 of mortgage securities collateral previously released from CMOs pursuant to "clean-up calls" recognizing a net gain of $1,997,000. This compares to mortgage asset sales of $355,477,000 for gains of $9,275,000 during the same period in 1993.

Mortgage insurance, professional fees and other administrative expenses relating to the Company's mortgage assets were less than in the same period in 1993 due to less use of mortgage pool insurance in favor of senior/subordinate structures where bond investors or the Company assume the credit risk and a portion of the special hazard risks by purchasing/retaining subordinate classes of the securitizations.

The Company provided $500,000 for possible losses during the quarter ended March 31, 1994, compared to $1,300,000 in 1993. The provision was lower in the current quarter in recognition of favorable loss experience, including an expectation that the Company's exposure to the January 1994 earthquake in California is limited.

Net income from servicing and master servicing totaled $1,182,000 and $368,000, respectively, for the quarter ended March 31, 1994. Net income from servicing and master servicing is represented by mortgage servicing or master servicing fees, late charges and ancillary revenues earned, less amortization of purchased mortgage servicing rights and other direct expenses (including employee and system costs, and direct general and administrative expenses). During the quarter ended March 31, 1994, the portfolios of loans serviced and master serviced averaged $3.04 billion and $4.8 billion, respectively.

In March 1993 and again in September 1993, the Company negotiated amendments to its management agreement and a related non-competition agreement, principally to shorten the agreements' terms and lower the required payments. Consequently, on October 1, 1993 the Company became fully self-administered. Termination costs under the terms of the amended management agreement totaled $7,528,000, of which $3,900,000 was expensed in the first quarter of 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include monthly mortgage loan principal and interest payments, servicing revenues, short-term financing arrangements, excess cash flows on issued CMOs, proceeds from securitizations, and equity offerings when available. The Company currently believes that these funds are sufficient for the acquisition of additional mortgage loans and other mortgage assets, repayments on short-term borrowings, growth of its servicing unit and the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT"). It is the Company's policy to remain strongly capitalized and conservatively leveraged.

The Company may, from time to time, sell a portion of its fixed-rate mortgage loans and its investments in other mortgage loans, by issuing publicly-offered, multi-class MPCs and electing Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on these transactions. Such sales may make quarterly income more volatile than in the past because of the recognition of transactional gains or losses.

Short-term borrowings are primarily made under repurchase arrangements. At March 31, 1994, the Company had uncommitted repurchase facilities with investment banking firms with approved credit limits of $2 billion, subject to certain conditions, to finance the mortgage loan portfolio. Interest rates on borrowings under these facilities are based on overnight London interbank offered rate ("LIBOR") rates. The Company currently uses other repurchase arrangements as needed. As the Company commits to the issuance of CMOs or MPCs, the Company may deliver the mortgage loans that are expected to secure the issuance as collateral for a repurchase transaction with the managing underwriter of the related issuance. The Company also enters into repurchase and dollar repurchase arrangements with investment banking firms pursuant to which the Company pledges Mortgage Pass-Throughs and agency securities. The terms and conditions of these arrangements, including interest rates, are negotiated on a transaction-by-transaction basis.

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

A change in interest rates also impacts earnings recognized from the Company's CMO investment portfolio, which consists primarily of fixed-rate CMO residuals. The amount of income that may be generated from the typical CMO residual is dependent upon the rate of principal prepayments on the underlying mortgage loans. If mortgage interest rates fall significantly below the interest rate on the collateral pledged to secure the CMO, principal prepayments will increase, reducing or even eliminating the overall return on the investment in the CMO residual. This is due primarily to the acceleration of the amortization of bond discounts, a noncash item, as bond classes are repaid more rapidly than originally anticipated. During 1993 the Company experienced such a period of declining rates and high prepayments and having concluded that high levels of prepayments may continue, reduced its remaining bond discounts accordingly.

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

The above discussion regarding how changes in interest rates impact our investments in mortgage loans and other mortgage assets also applies to our growing investment in purchased mortgage servicing rights and capitalized master servicing rights. If interest rates rise, our servicing and master servicing assets become more valuable since the average lives of the related mortgage loans will tend to be longer and earnings from large, temporarily-held cash balances will be greater. Conversely, lower interest rates will spur prepayments thus reducing the period of time we can service the related loans. Because the Company began servicing in 1993, exposure to lower interest rates is less than for other servicers that acquired servicing portfolios in previous years when interest rates were substantially higher.

                          PART II. - OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS:

(a)  The annual meeting of stockholders was held April 22, 1994.

(b) The following directors were elected to Board of Directors (constituting the entire Board of Directors):

         J. Michael Cornwall  Ronn K. Lytle
         Bevis Longstreth     Harriet E. Miers
         Paul M. Low          William R. Smith

(c)  The following items were voted on at the annual meeting:



                                                            VOTES
                                          ---------------------------------------------
                                                                  WITHHELD/    BROKER
                                             FOR       AGAINST   ABSTENTIONS  NON-VOTES
                                          ----------  ---------  -----------  ---------

Election of Board Members:
   J. Michael Cornwall..................  13,175,368       -         130,618      -
   Bevis Longstreth.....................  13,178,104       -         127,882      -
   Paul M. Low..........................  13,185,018       -         120,968      -
   Ronn K. Lytle........................  13,166,312       -         139,674      -
   Harriet E. Miers.....................  13,172,708       -         133,278      -
   William R. Smith.....................  13,175,878       -         130,108      -

Ratification of Ernst & Young as
 independent auditors of the Company....
                                          13,149,550     83,169       73,267      -

Adoption of amendment to the Company's
 Bylaws to allow for the amendment of
 the Bylaws by either the Board of
 Directors or a majority of the
 stockholders of the Company............
                                           7,402,330  1,313,848      235,842  4,353,966


Adoption of the 1994 Flexible Long Term
 Incentive Plan.........................   7,011,779  1,705,097      235,144  4,353,966



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits:
     --------

    The following Exhibits are presented herewith:

    Exhibit 2.1 - Amended and Restated Bylaws as of April 22, 1994.

    Exhibit 11 - Computation of Earnings Per Share for the quarter ended March 31, 1994 and 1993.


(b) Reports on Form 8-K:   None.
    -------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAPSTEAD MORTGAGE CORPORATION



Date:  May 12, 1994               By /s/Ronn K. Lytle
                                     -----------------------------------------
                                     Ronn K. Lytle
                                     President



Date:  May 12, 1994               By /s/Andrew F. Jacobs
                                     -----------------------------------------
                                     Andrew F. Jacobs
                                     Principal Financial Officer and Treasurer

                        CAPSTEAD MORTGAGE CORPORATION
                              INDEX TO EXHIBITS


                                                      Sequentially
                                                        Numbered
Exhibit Number                                            Page
- - --------------                                        ------------

    2.1           Amended and Restated Bylaws as of
                  April 22, 1994.

   11             Computation of Earnings Per Share