Form 10-Q
period 1994-06-30
CAPSTEAD MORTGAGE CORP
filed 1994-08-15
CIK 766701

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
        EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1994

                                       OR

     ______  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO ______
                                               -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


Common Stock ($.01 par value)                 15,256,381 as of August 10, 1994


===============================================================================

                         CAPSTEAD MORTGAGE CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1994


                                     INDEX


                                                                       Page
                                                                       ----
                        PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

 Consolidated Balance Sheet - June 30, 1994 and December 31, 1993....    3

 Consolidated Statement of Income - Quarter and Six Months Ended
  June 30, 1994 and 1993.............................................    4

 Consolidated Statement of Cash Flows - Six Months Ended
  June 30, 1994 and 1993.............................................    5

 Notes to Consolidated Financial Statements..........................    6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations................   11

                          PART II. - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.............................   18

SIGNATURES...........................................................   19

                        PART I. -- FINANCIAL INFORMATION
                         CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


ITEM 1. FINANCIAL STATEMENTS


                                            June 30, 1994   December 31, 1993
                                            --------------  ------------------
                                             (Unaudited)

Assets
 Mortgage securities collateral                $4,869,488          $3,995,956
 Mortgage investments                           3,579,799           2,842,151
                                               ----------          ----------
                                                8,449,287           6,838,107
 Less allowance for possible losses                (6,832)             (6,927)
                                               ----------          ----------
                                                8,442,455           6,831,180

 Cash and cash equivalents                         19,324              87,760
 Prepaids, receivables and other                   73,864              36,238
 Purchased mortgage servicing rights              132,731              25,146
                                               ----------          ----------

                                               $8,668,374          $6,980,324
                                               ==========          ==========

Liabilities
 Collateralized mortgage securities            $4,722,864          $3,891,134
 Repurchase arrangements                        3,284,568           2,443,807
 Accounts payable and accrued expenses             44,254               7,193
                                               ----------          ----------
                                                8,051,686           6,342,134
                                               ----------          ----------

Stockholders' Equity
 Preferred stock - $0.10 par value;
  100,000 shares authorized:
   $1.60 Cumulative Preferred Stock,
     Series A, 664 and 735 shares
     issued and outstanding ($11,136
     aggregate liquidation preference)              9,300              10,295
   $1.26 Cumulative Convertible
     Preferred Stock, Series B, 30,005
     and 29,797 shares issued and
     outstanding ($340,228 aggregate
     liquidation preference)                      322,324             319,543
 Common stock - $0.01 par value; 100,000
  shares authorized; 15,247 and 15,154
  shares issued and outstanding                       152                 152
 Paid-in capital                                  309,695             308,140
 Undistributed income (deficit)                    (1,119)                 60
 Unrealized loss on debt and equity
  securities held available-for-sale              (23,664)                  -
                                               ----------          ----------
                                                  616,688             638,190
                                               ----------          ----------

                                               $8,668,374          $6,980,324
                                               ==========          ==========


                         CAPSTEAD MORTGAGE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (in thousands, except per share amounts)


                                   Quarter Ended           Six MonthsEnded
                                      June 30                   June 30
                             ------------------------  ------------------------
                               1994            1993      1994          1993
                             ---------       --------  ---------    -----------
Interest income:
  Mortgage securities
   collateral                $ 90,667        $106,755   $172,136     $219,125
  Mortgage investments         45,152          46,374     89,421       83,536
                             --------        --------   --------     --------
    Total interest income     135,819         153,129    261,557      302,661
                             --------        --------   --------     --------

Interest and related
 expenses:
  Collateralized mortgage
   securities                  85,941         105,234    163,019      210,389
  Short-term borrowings        28,494          19,713     49,628       36,000
  Mortgage insurance and
   other                        3,292           5,414      7,249       10,429
  Provision for possible
   losses                         500             500      1,000        1,800
                             --------        --------   --------     --------
    Total interest and
     related expenses         118,227         130,861    220,896      258,618
                             --------        --------   --------     --------
      Net margin on
       mortgage assets         17,592          22,268     40,661       44,043
                             --------        --------   --------     --------

Mortgage servicing
 revenues:
  Servicing fees                5,333              59      7,669           59
  Other                           423               -        544            -
                             --------        --------   --------     --------
    Total mortgage servicing
     revenues                   5,756              59      8,213           59
                             --------        --------   --------     --------

Mortgage servicing
 expenses:
  Salaries and related costs      664             155        955          155
  General and administrative      354              72        602           72
  Amortization of purchased
   mortgage servicing rights      423               -      1,159            -
                             --------        --------   --------     --------
    Total mortgage servicing
     expenses                   1,441             227      2,716          227
                             --------        --------   --------     --------
      Net margin on
       servicing operations     4,315            (168)     5,497         (168)
                             --------        --------   --------     --------

Other revenues:
  Gain on sales                   160           6,065      2,157       15,340
  Bond administration
   revenues                     1,193             124      2,027          183
  Other                           371              41        600          351
                             --------        --------   --------     --------
    Total other revenues        1,724           6,230      4,784       15,874
                             --------        --------   --------     --------

Other expenses:
  Salaries and related costs    1,954           1,723      4,374        3,659
  General and administrative    1,647           1,826      3,069        3,289
  Management fees and
   termination costs                -           1,526          -        6,641
                             --------        --------   --------     --------
    Total other expenses        3,601           5,075      7,443       13,589
                             --------        --------   --------     --------

Net income                   $ 20,030        $ 23,255   $ 43,499     $ 46,160
                             ========        ========   ========     ========a

Net income                   $ 20,030        $ 23,255   $ 43,499     $ 46,160


See accompanying notes to consolidated financial statements.


Less cash dividends on
 preferred stock               (9,706)         (9,642)   (19,386)     (19,268)
                             --------        --------   --------     --------
Net income available to
 common stockholders         $ 10,324        $ 13,613   $ 24,113     $ 26,892
                             ========        ========   ========     ========

Net income per share:
  Primary                       $0.68        $   0.90      $1.58     $   1.78
  Fully diluted                  0.67            0.88       1.55         1.74

Cash dividends paid per
 share:
  Common                        $0.83        $   0.90      $1.66      $   1.78
  Series A Preferred             0.40            0.40       0.80          0.80
  Series B Preferred             0.31            0.31       0.63          0.63


See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)


                                                        Six Months Ended
                                                             June 30
                                                 ------------------------------
                                                    1994               1993
                                                 -----------        -----------
Operating activities:
  Net income                                     $    43,499        $    46,160
  Noncash items:
    Amortization of discount and premium               2,503             10,301
    Amortization of purchased mortgage
     servicing rights                                  1,159                  -
    Provision for possible losses                      1,000              1,800
  Net gain from investing activities                  (2,157)           (15,768)
  Net change in prepaids, receivables and other
   assets                                            (40,254)            (9,227)
  Net change in accounts payable and accrued
   expenses
  excluding payables for bulk purchases of
  mortgage servicing rights                              667                450
                                                 -----------        -----------
      Net cash provided by operating activities        6,417             33,716
                                                 -----------        -----------

Investing activities:
  Mortgage securities collateral:
    Principal collections on collateral              859,829            962,604
    Decrease (increase) in accrued interest
     receivable                                       (3,934)             3,089
    Decrease (increase) in short-term investments    145,653            (59,786)
  Purchases of mortgage loans                     (1,623,486)        (1,645,256)
  Purchases of agency securities                  (1,197,053)        (1,244,523)
  Principal collections on mortgage investments      161,962             96,400
  Purchases of mortgage servicing rights             (68,533)                 -
  Proceeds from sales of mortgage investments         22,808          1,005,130
                                                 -----------        -----------
      Net cash used by investing activities       (1,702,754)          (882,342)
                                                 -----------        -----------

Financing activities:
  Collateralized mortgage securities:
    Issuance of securities                         1,846,957            722,341
    Principal payments on securities              (1,019,831)          (904,252)
    Increase (decrease) in accrued interest
     payable                                           1,351             (3,833)
  Capital stock transactions                           3,341              3,469
  Dividends paid                                     (44,678)           (46,047)
  Increase in short-term borrowings                  840,761          1,054,349
                                                 -----------        -----------
Net cash provided by financing activities          1,627,901            826,027
                                                 -----------        -----------

Net (decrease) increase in cash and cash
 equivalents                                         (68,436)            22,599
Cash and cash equivalents at beginning of
 period                                               87,760             30,302
                                                 -----------        -----------

Cash and cash equivalents at end of period       $    19,324        $     7,703
                                                 ===========        ===========

Noncash investing and financing activities:
  Charges to allowance for losses                $     1,095        $       736
  Transfers from mortgage investments to
   mortgage securities collateral                $ 1,898,253


See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1994. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993. Certain amounts for prior periods have been reclassified to conform to the 1994 presentation.

NOTE B - MORTGAGE INVESTMENTS

Mortgage investments and the related average effective interest rates (calculated excluding unrealized gains and losses) during the periods indicated were (dollars in thousands):

                                                         Quarter      Six Months
                                                          Ended         Ended
                                   As of June 30         June 30       June 30
                               ----------------------  ------------ ------------
                                  1994        1993     1994   1993   1994   1993
                               ----------  ----------  -----  ----- -----  -----

Mortgage loan portfolio:
 Fixed-rate mortgage loans     $  396,311  $  720,696  6.86%  7.71%  6.78% 7.95%
 Medium-term mortgage loans         8,127     127,741  6.62   6.67   6.55  7.18
 Adjustable-rate mortgage
  ("ARM")loans                    142,864      58,374  4.57   5.47   4.53  5.78

AAA-rated mortgage pass-
 through securities
 portfolio:
 Fixed-rate mortgage
  securities                      308,683           -  6.77      -   6.77     -
 Medium-term mortgage
  securities                      477,203     363,427  6.86   7.30   6.87  7.42
 ARM securities                   677,834   1,115,175  5.08   5.82   5.13  5.83

Agency securities
 portfolio:
 Fixed-rate agency
  securities                      504,650     604,094  6.44   6.91   6.45  6.86
 ARM agency securities          1,064,127           -  4.55      -   4.55     -
                               ----------  ----------
                               $3,579,799  $2,989,507
                               ==========  ==========

The Company classifies its mortgage investments by term and interest rate characteristics of the underlying mortgage loans. The Company's fixed-rate mortgage loans (i) have fixed rates of interest for their entire terms, or (ii) adjust annually based on a specified margin over one-year United States Treasury Securities ("one-year Treasuries") after an initial fixed rate period of ten years after origination. Medium-term mortgage loans (i) adjust annually based on a specified margin over one-year Treasuries after an initial fixed rate period of three or five years after origination, or (ii) have initial interest rates that adjust one time, approximately five years following origination of the mortgage loan, based on a specified margin over the Federal National Mortgage Association ("FNMA") yields for 30-year fixed-rate commitments at the time of adjustment. ARM loans either (i) adjust semiannually based on a specified margin over the six-month London interbank offered rate ("LIBOR"), or
(ii) adjust annually based on a specified margin over one-year Treasuries.

At June 30, 1994 the AAA-rated mortgage pass-through securities ("Mortgage Pass-Throughs") portfolio, the agency securities portfolio, and $451 million of the mortgage loan portfolio was pledged to secure short-term borrowings. As of June 30, 1994, the Company had outstanding commitments to purchase mortgage loans of approximately $124 million.

During the quarter, the Company entered into forward delivery contracts for the purpose of reducing exposure to the effect of changes in interest rates on certain fixed-rate mortgage loans which it has purchased or has committed to purchase. These contracts have terms of not more than 90 days. Gains and losses on such contracts will be deferred as an adjustment of the carrying value of the related mortgage loans and amortized into interest income using the effective yield method over the expected remaining life of the mortgage loans. As of June 30, 1994, the Company had outstanding for hedging purposes forward delivery contracts with an aggregate gross contract amount of $410 million.

NOTE C - SECURITIZATION ACTIVITY

During the quarter ended June 30, 1994, the Company pledged $254 million of 15- and 20-year fixed-rate whole loans with an average coupon interest rate of 6.55% as collateral for the issuance of $254 million of collateralized mortgage securities (CMO Series 1994-F). CMO Series 1994-F has a 20-year stated maturity and an average coupon interest rate of 6.25%.

NOTE D - NET INTEREST INCOME ANALYSIS

The following tables summarize the amount of interest income and interest expense and the average effective interest rate (dollars in thousands):

                                               Quarter Ended June 30
                                       --------------------------------------
                                              1994                1993
                                       ------------------  ------------------
                                                 Average             Average
                                        Amount     Rate     Amount     Rate
                                       --------  --------  --------  --------

Interest income:
 Mortgage securities collateral        $ 90,667     7.57%  $106,755     8.45%


 Mortgage investments                    45,152     5.93     46,374     6.58
                                       --------            --------
  Total interest income                 135,819             153,129
                                       --------            --------
Interest expense:
 Collateralized mortgage securities      85,941     7.31    105,234     8.57
 Short-term borrowings                   28,494     4.26     19,713     3.36
                                       --------            --------
  Total interest expense                114,435             124,947
                                       --------            --------
Net interest                           $ 21,384            $ 28,182
                                       ========            ========

                                                Six Months Ended June 30
                                       ---------------------------------------
                                               1994                1993
                                       -------------------   -----------------
                                                   Average             Average
                                        Amount      Rate      Amount    Rate
                                       --------    -------   --------  -------
Interest income:
 Mortgage securities collateral        $172,136    7.71%     $219,125   8.58%
 Mortgage investments                    89,421    6.14        83,536   6.62
                                       --------              --------
  Total interest income                 261,557               302,661
                                       --------              --------
Interest expense:
 Collateralized mortgage securities     163,019    7.08       210,389   8.47
 Short-term borrowings                   49,628    3.96        36,000   3.49
                                       --------              --------
  Total interest expense                212,647               246,389
                                       --------              --------
Net interest                           $ 48,910              $ 56,272
                                       ========              ========

The following tables summarize the amount of change in interest income on mortgage securities collateral and interest expense on collateralized mortgage securities due to changes in effective interest rates versus changes in volume for the quarter and six months ended June 30, 1994 compared to the same periods in 1993 (in thousands):

                                          Quarter Ended June 30, 1994
                                       ---------------------------------
                                          Rate       Volume      Total
                                       ----------  ----------  ---------
Interest income:
 Mortgage securities collateral         $(10,623)   $ (5,465)  $(16,088)
 Mortgage investments                     (4,790)      3,568     (1,222)
                                        --------    --------   --------
  Total interest income                  (15,413)     (1,897)   (17,310)
                                        --------    --------   --------
Interest expense:
 Collateralized mortgage securities      (14,891)     (4,402)   (19,293)
 Short-term borrowings                     5,824       2,957      8,781
                                        --------    --------   --------
  Total interest expense                  (9,067)     (1,445)   (10,512)
                                        --------    --------   --------
Net interest                            $ (6,346)   $   (452)  $ (6,798)
                                        ========    ========   ========

                                         Six Months Ended June 30, 1994
                                        -------------------------------
                                          Rate       Volume      Total
                                        --------    --------   --------
Interest income:
 Mortgage securities collateral         $(20,885)   $(26,104)  $(46,989)
 Mortgage investments                     (6,425)     12,310      5,885
                                        --------    --------   --------
  Total interest income                  (27,310)    (13,794)   (41,104)
                                        --------    --------   --------
Interest expense:
 Collateralized mortgage securities      (32,745)    (14,625)   (47,370)
 Short-term borrowings                     5,354       8,274     13,628
                                        --------    --------   --------
 Total interest expense                  (27,391)     (6,351)   (33,742)
                                        --------    --------   --------
Net interest                            $     81    $ (7,443)  $ (7,362)
                                        ========    ========   ========

NOTE E - DISCLOSURES REGARDING FAIR VALUES OF CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (the "Statement"). The Company adopted the provisions of the Statement as of January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. There was no cumulative effect as of January 1, 1994 of adopting the Statement on net income. The opening balance of stockholders' equity was increased by $7,512,000 to reflect net unrealized holding gains on securities classified as available-for-sale previously carried at amortized cost.

The following tables summarize available-for-sale securities and held-to-maturity securities as of June 30, 1994 (in thousands):


                                        Available-for-Sale Securities
                                ----------------------------------------------
                                               Gross       Gross    Estimated
                                            Unrealized  Unrealized     Fair
                                   Cost        Gains      Losses       Value
                                ----------  ----------  ----------  ----------
Mortgage Pass-Throughs:
 Medium-term securities         $  486,491     $     -     $ 9,288  $  477,203
 ARM securities                    684,651           -       6,817     677,834
ARM agency securities            1,075,056           -      10,929   1,064,127
Other mortgage securities           11,792       2,327         349      13,770
                                ----------     -------     -------  ----------
  Total debt securities          2,257,990       2,327      27,383   2,232,934
Equity securities                   17,808       1,392           -      19,200
                                ----------     -------     -------  ----------
                                $2,275,798     $ 3,719     $27,383  $2,252,134
                                ==========     =======     =======  ==========


                                          Held-to-Maturity Securities
                                ----------------------------------------------
                                               Gross       Gross    Estimated
                                            Unrealized  Unrealized     Fair
                                   Cost       Gains       Losses      Value
                                ----------  ----------  ----------  ----------


Fixed-rate Mortgage Pass-
 Throughs                         $308,683     $     -     $19,863    $288,820
Fixed-rate agency securities       504,650           -      49,619     455,031
Mortgage securities
 collateral, net*                  132,853      10,153      23,048     119,958
                                  --------     -------     -------    --------
                                  $946,186     $10,153     $92,530    $863,809
                                  ========     =======     =======    ========

* All mortgage securities collateral has been permanently financed through the issuance of collateralized mortgage securities and, as a result, the Company's exposure to changes in the fair value of the underlying assets (and liabilities) is limited. For this reason, the table above presents the fair value of the net cash flows of the mortgage securities collateral after payments on the related collateralized mortgage securities (i.e., the CMO residual). This fair value was estimated based on projected net cash flows discounted at what management believes to be appropriate discount rates and prepayment assumptions. Considered on a stand-alone basis, mortgage securities collateral has a fair value of approximately

  $4.7 billion, with unrealized losses of approximately $180 million, offset by unrealized gains of over $18 million.

The maturity of the Company's mortgage assets is directly affected by the rate of principal prepayments by mortgagors and redemptions by issuers, including the Company, of remaining debt securities outstanding (referred to as "clean-up calls"). As a result, the actual maturity of the Company's mortgage assets usually occurs well in advance of stated maturities. The Company anticipates that through prepayments and exercising clean-up calls, a significant portion of its higher cost collateralized mortgage securities will be retired within the next several years and a residual amount of high coupon mortgage securities collateral will be released and can be sold or continued to be held as investments. Included in mortgage securities collateral is $34,325,000 and $33,277,000 of collateral released from the related indentures at June 30, 1994 and December 31, 1993, respectively. During the quarter and six months ended June 30, 1994, $3,254,000 and $20,651,000, respectively, of mortgage securities collateral previously released from the related indentures pursuant to clean-up calls was sold at gross realized gains of $160,000 and $2,157,000, respectively. No available-for-sale securities were sold. Net adjustments to unrealized holding gains (losses) on available-for-sale securities included as a separate component of stockholders' equity totaled $(27,170,000) and $(31,176,000) during the quarter and six months ended June 30, 1994, respectively. Since trading securities consisted solely of overnight deposits during the quarter, no net unrealized holding gains or losses were included in income during the quarter and six months ended June 30, 1994.

NOTE F -- CONTINGENCY RELATED TO THE CALIFORNIA EARTHQUAKE

On January 17, 1994, the Los Angeles region of southern California suffered a relatively severe earthquake. The Company has exposure to earthquake losses in cases where a homeowner defaults on his mortgage and the property has structural damage from an earthquake, exclusive of fire or water damage (the standard homeowners policy covers fire and water damage even if such damage was the result of an earthquake). The Company has determined, through property inspections and discussions with homeowners, that properties underlying approximately $18 million of mortgage loans are not insured by either the Company or the homeowner for special hazards, such as an earthquake, and may have significant structural damage. The Company expects some of these homeowners may default. However, the Company believes any losses incurred as a result of this earthquake will not be material and that its allowance for possible losses at June 30, 1994 is adequate to absorb any such losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
- - -------------------

During the second quarter of 1994, the Company purchased 2,008 mortgage loans totaling $553,653,000, compared to purchases of 2,981 mortgage loans totaling $951,771,000 during the same period in 1993. During the six months ended June 30, 1994, the Company purchased 5,640 mortgage loans totaling $1,626,765,000 compared to purchases of 5,177 mortgage loans totaling $1,639,515,000 during the same period in 1993. Purchase and commitment volumes have fallen significantly due to increases in mortgage interest rates. General market interest rates have risen sharply as a result of improvement in the overall U.S. economy and the Federal Reserve's efforts to keep inflation low. Inflation fears have caused long-term interest rates to increase significantly. The Company's current interest rate on fixed-rate mortgage loans is nearly two percentage points higher than the low of October 1993. This recent rise in mortgage rates is likely to result in low mortgage loan production through the remainder of the year.

During 1993 the Company was able to expand its correspondent network resulting in less reliance on the California market. During the second quarter of 1994, 41% of the Company's mortgage loan acquisitions were secured by properties located in California, down from 44% in calendar year 1993 and 75% in calendar year 1992. As of June 30, 1994, approximately 52% of the Company's mortgage assets were secured by properties located in California, compared to 73% as of June 30, 1993. Although the Company continues to expand its marketing efforts to acquire mortgage loans from other regions of the United States, California is the largest market for jumbo mortgage loans; therefore, no assurance can be given that the Company's operations would not be materially affected by economic or other events in California.

On January 17, 1994, the Los Angeles region of southern California suffered a relatively severe earthquake. The Company has exposure to earthquake losses in cases where a homeowner defaults on his mortgage and the property has structural damage from an earthquake, exclusive of fire or water damage (the standard homeowners policy covers fire and water damage even if such damage was the result of an earthquake). The Company has determined, through property inspections and discussions with homeowners, that properties underlying approximately $18 million of mortgage loans are not insured by either the Company or the homeowner for special hazards, such as an earthquake, and may have significant structural damage. The Company expects some of these homeowners may default. However, the Company believes any losses incurred as a result of this earthquake will not be material and that its allowance for possible losses at June 30, 1994 is adequate to absorb any such losses.

The Company formed $354 million and $438 million of AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") during the quarter and six months ended June 30, 1994, respectively. In addition to reducing the Company's exposure to fraud and credit risk, a primary benefit of pooling mortgage loans into Mortgage Pass-Throughs is the liquidity of AAA-rated securities over that of individual loans. As a result, when securing short-term borrowings, the Company is able to negotiate more favorable terms. The

Company plans to continue to retain a large portfolio of primarily adjustable-rate mortgage loan ("ARM") Mortgage Pass-Throughs.

In order to expedite growth of the Company's adjustable-rate mortgage investments, the Company began purchasing ARM agency securities during the first quarter. Approximately $978 million of ARM agency securities were acquired during the second quarter of 1994. The Company also has a portfolio of fixed-rate agency securities that it intends to continue to finance using dollar repurchase agreements or repurchase agreements and eventually place into a collateralized mortgage obligation ("CMO").

During the quarter the Company issued one CMO totaling $254 million through a special-purpose finance subsidiary secured by 15- and 20-year fixed-rate mortgage loans. The Company's net investment in this financing at issuance totaled $14,886,000. Year to date, the Company has issued approximately $1.9 billion in CMOs retaining net investments in these financings of approximately $57 million. The Company's 1994 CMO executions were negatively impacted by the general rise in interest rates causing the Company to secure higher rate bonds with lower rate collateral which the Company had committed to purchase in late 1993 to early 1994 when long-term interest rates were lower. The Company's CMO investment portfolio, (excluding collateral of $34,325,000 released from related indentures through redemption or pay off of the related bonds) declined from $115,349,000 at June 30, 1993 to $110,321,000 this quarter-end, as record levels of prepayments on mortgage securities collateral seen in 1993 continued through January 1994, dramatically reducing outstanding balances of existing CMOs during the intervening period.

Recently, the Company began issuing CMOs with a senior/subordinate structure in lieu of purchasing pool insurance where bond investors or the Company assumes credit and special hazard risks by purchasing/retaining subordinate classes of securitization. During the current quarter the Company retained $763,000 of these subordinate classes for its CMO investment portfolio at a cost of $267,000. Year-to-date, the Company has retained $3,321,000 of subordinated securities at a cost of $1,162,000. The cost and yield characteristics of subordinate securities reflects the market's and the Company's expectation of the risks assumed and, therefore, the Company does not anticipate a need to increase its provision for losses for this added exposure.

The Company formed its mortgage servicing unit early in 1993, and has obtained Federal National Mortgage Association and Federal Home Loan Mortgage Corporation servicing approvals so that the Company could begin servicing conforming loans guaranteed by these government-sponsored entities. The Company's mortgage servicing portfolio (excluding pending transfers) increased substantially during the quarter to $6.7 billion with a weighted average interest rate of only 7.03%. The current balance of purchased mortgage servicing rights related to this portfolio was approximately $83 million (124 basis points) at June 30, 1994. In addition, pending transfers as of quarter-end, together with contracts to acquire servicing rights entered into after quarter-end, totaled another $6.8 billion of servicing with a weighted average interest rate of 7.10% at an average cost of 151 basis points. These pending transfers, together with normal jumbo servicing acquisitions, should allow the Company to end the year with a servicing portfolio of more than $15.0 billion. Portfolio run-off, consisting of prepayments and scheduled payments on mortgage loans serviced, was at an annual rate of only 6.20% during the quarter, owing to the very low weighted average interest rate of the servicing portfolio compared to today's mortgage interest rates.

The following table summarizes the Company's utilization of capital as of June 30, 1994 (in thousands):

                                                         Funded Through
                                                      --------------------
                                            Assets    Borrowings   Equity
                                          ----------  ----------  --------
Mortgage loan portfolio:
 Fixed-rate mortgage loans                $  396,311  $  333,630  $ 62,681
 Medium-term mortgage loans                    8,127       3,026     5,101
 Adjustable-rate mortgage loans              142,864      71,810    71,054

AAA-rated mortgage pass-through
 securities portfolio:
 Fixed-rate mortgage securities              308,683     273,227    35,456
 Medium-term mortgage securities             477,203     454,833    22,370
 Adjustable-rate mortgage securities         677,834     645,500    32,334

Agency securities portfolio:
 Fixed-rate agency securities                504,650     467,281    37,369
 Adjustable-rate agency securities         1,064,127   1,035,261    28,866

CMO investment portfolio                   4,869,488   4,722,864   146,624

Purchased mortgage servicing rights          132,731           -   132,731
                                          ----------  ----------  --------
                                          $8,582,018  $8,007,432   574,586
                                          ==========  ==========  --------
Other assets, net of other liabilities
 including $36 million owed under
 contracts for bulk purchases of
 mortgage servicing rights                                          42,102
                                                                  --------

Total stockholders' equity                                        $616,688
                                                                  ========

A significant impact of the recent rise in mortgage interest rates has been a corresponding decline in value of most of the Company's mortgage investments, as evidenced by a $23.7 million unrealized loss on certain of the Company's debt and equity securities classified as available-for-sale at June 30, 1994. This unrealized loss has been reflected as a separate component of stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for certain Investments in Debt and Equity Securities" which was adopted by the Company this year. These losses will only be realized by the Company if the related assets are sold. The Company does not intend to sell these assets under current market conditions.

As of June 30, 1994, the Company's mortgage investments and its commitments to acquire mortgage loans ("Pipeline") totaled approximately $3.6 billion. Market value risk associated with holding or acquiring these assets was reduced by entering into forward sale agreements for hedging purposes totaling $410 million. In addition, approximately $1.9 billion was invested or committed for investment in ARM loans, which generally tend to hold their market value in a rising interest rate environment. Remaining mortgage assets and Pipeline (adjusted for expected Pipeline fallout of 20% on "best efforts" commitments and 35% on "optional" commitments) that was subject to market value risk as of June 30, 1994 was approximately $1.3 billion. As the Company continues to acquire mortgage loans, it may pool such loans into CMOs or other securitizations, thereby periodically reducing the amount of mortgage loans subject to market value risk (see "Effects of Interest Rate Changes").

Results of Operations
- - ---------------------

Comparative net operating results (interest income or fee revenues, net of related interest expense or direct operating costs), by source, are as follows (in thousands, except per share amounts):

                                         Quarter Ended      Six Months Ended
                                            June 30              June 30
                                       ------------------  -------------------
                                         1994      1993      1994      1993
                                       --------  --------  --------  ---------
Mortgage loan portfolio                $ 6,904   $11,004   $20,474   $ 21,479
Mortgage Pass-Through portfolio          4,270     9,178     9,048     16,568
Agency securities portfolio              4,440     4,964     8,329      6,867
CMO investment portfolio                 2,478    (2,378)    3,810        929
Mortgage servicing                       4,315      (168)    5,497       (168)
Gains from sales                           160     6,065     2,157     15,340
Bond administration                      1,193       124     2,027        183
Other income                               371        41       600        351
                                       -------   -------   -------   --------
 Contribution to income                 24,131    28,830    51,942     61,549
Provision for losses                      (500)     (500)   (1,000)    (1,800)
General and administrative expenses     (3,601)   (5,075)   (7,443)   (13,589)
                                       -------   -------   -------   --------
  Net income                           $20,030   $23,255   $43,499   $ 46,160
                                       =======   =======   =======   ========
Net income per share:
 Primary                               $  0.68   $  0.90   $  1.58   $   1.78
 Fully diluted                            0.67      0.88      1.55       1.74
Return on average total
 stockholders' equity                    12.45%    14.60%    13.51%     14.49%

The mortgage loan portfolio contributed significantly less to the current quarter net operating results than in the second quarter of the prior year due to (i) lower yields on mortgage loans: 6.56% in the current quarter compared to 7.28% in the second quarter of the prior year, (ii) higher short-term borrowing costs: 4.65% in the current quarter compared to 4.23% in the second quarter of the prior year, and (iii) greater use of leverage: the average ratio of short-term debt to capital employed increased to 1.2:1 in the current quarter compared to 1:1 in the second quarter of the prior year. Average portfolio outstanding in the current quarter of $820 million remained comparable to the $846 million outstanding during the same period of the prior year. A higher average portfolio outstanding and lower borrowing costs in the first quarter of 1994 are the primary reasons that year-to-date results for 1994 are not significantly lower than those achieved year-to-date in 1993. Borrowing costs on the mortgage loan portfolio have risen 104 basis points since January 1994. The Company has increased its leverage of this portfolio as it has employed more of its available capital into its servicing portfolio.

The Mortgage Pass-Through portfolio contributed less to net operating results for the quarter and six months ended June 30, 1994 compared to the same periods in 1993 due to a decline in the average portfolio outstanding as a result of sales of ARM Mortgage Pass-Throughs in the latter half of 1993. The average portfolio outstanding declined to $1.1 billion and $1.0 billion for the quarter and six months ended June 30, 1994, respectively, compared to $1.6 billion and $1.4 billion for the same periods in 1993. Additionally, borrowing costs have risen 106 basis points since February 1994, averaging 4.33% and 3.98% for the quarter and six months ended June 30, 1994, respectively, compared to 3.44% and 3.48% for the same periods in 1993. Mortgage Pass-Through yields have declined to 5.94% and 5.97% for the quarter and six months ended June 30, 1994, respectively, compared to 6.10% and 6.13% for the same periods in 1993, primarily because of a portfolio mix containing less seasoned ARM securities.

Despite a sizable increase in average portfolio outstanding to $1.1 billion in the current quarter compared to $417 million in the second quarter of the prior year, the agency securities portfolio contributed less to the current quarter net operating results due to lower agency security yields (5.42% in the current quarter compared to 6.91% in the second quarter of the prior year) and higher short-term borrowing costs (3.98% in the current quarter compared to 2.18% in the second quarter of the prior year). The lower yields reflect the Company's decision to invest in recently issued ARM securities that have not yet reset to a fully-indexed rate (either the one-year treasury rate or 6-month LIBOR)("teaser-rate ARM securities"). These teaser-rate ARM securities produced a yield of 4.55% during the quarter, only 43 basis points more than related borrowing costs. Additionally, borrowing rates in the dollar repurchase agreement market have risen considerably over those achieved in 1993. Year-to-date results were higher in 1994 due primarily to the higher average portfolio outstanding compared to the same period in 1993.

Operating results produced by the CMO investment portfolio are represented by interest income on mortgage securities collateral (including interest earned on collateral released from the related indenture due to redemption or payoff of the related bonds), less interest expense and professional fees on collateralized mortgage securities, and mortgage pool insurance expense on mortgage securities collateral, and includes net investment income or loss on other mortgage securities held by the Company. Operating results produced by the CMO investment portfolio during the quarter and six months ended June 30, 1994 were higher than those achieved in the same periods in 1993 due primarily to the impact of the rise in mortgage interest rates experienced in 1994 on current and expected future prepayments. During the year ended December 31, 1993 the Company received principal collections on mortgage securities collateral totaling $2.4 billion, nearly double the $1.3 billion of runoff in 1992. In the first quarter of 1994, prepayments began to slow considerably. As a result, the Company has revised its estimates of expected future prepayments, which has had the effect of lowering required amortization of collateral and bond premiums and discounts and improving operating results.

Net income from mortgage servicing for the quarter and six months ended June 30, 1994 totaled $4,315,000 and $5,497,000, respectively. Net income from servicing is represented by mortgage servicing fees, net of subservicing fees paid to the sellers of bulk servicing prior to the transfers of purchased portfolios to the Company, interest on escrows, late charges and ancillary revenues earned, less amortization of purchased mortgage servicing rights and other direct expenses (including employee and system costs, and general and administrative expenses). During the quarter ended June 30, 1994, the servicing portfolio (excluding pending transfers) averaged $5.2 billion.

During the second quarter of 1994 the Company sold $3.3 million of mortgage securities collateral previously released from CMOs pursuant to "clean-up calls" recognizing a gain of $160,000. This compares to mortgage asset sales of $643 million for gains of $6,493,000 during the same period in 1993. For the six months ended June 30, 1994, the Company sold $20.7 million of released mortgage securities collateral recognizing gains of $2,157,000. This compares to mortgage asset sales of $989 million for gains of $15,768,000 during the same period in 1993. Rising interest rates have limited the Company's opportunities to recognize gains on the sale of mortgage assets in 1994.

Bond administration revenues were higher for the quarter and six months ended June 30, 1994 than in the same periods of 1993 due to increased fees for master servicing the collateral placed into securitizations issued by the Company and administrating the related bonds or pass-throughs. The Company began master servicing securitized collateral in February 1993 and receiving fees for administering its securitizations in October 1993.

The Company provided $500,000 and $1,000,000 for possible losses during the quarter and six months ended June 30, 1994, compared to $500,000 and $1,800,000 for the same periods in 1993. Management believes that the Company's allowance for possible losses is adequate to cover any exposure to the January 17, 1994 earthquake in California.

After excluding $1,526,000 and $6,641,000 incurred in the quarter and six months ended June 30, 1993, respectively, of non-competition and management agreement expenses and termination costs, general and administrative expenses for the periods presented were comparable.

Liquidity and Capital Resources
- - -------------------------------

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

The Company may, from time to time, sell a portion of its fixed-rate mortgage loans and its investments in other mortgage loans, by issuing publicly-offered, multi-class pass-through certificates ("MPCs") and electing Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on these transactions.
Such sales may make quarterly income more volatile than in the past because of the recognition of transactional gains or losses.

Short-term borrowings are primarily made under repurchase arrangements. At June 30, 1994, the Company had uncommitted repurchase facilities with investment banking firms with approved credit limits of $2 billion, subject to certain conditions, to finance the mortgage loan portfolio. Interest rates on borrowings under these facilities are based on overnight London interbank offered rate ("LIBOR") rates. The Company currently uses other repurchase arrangements as needed. As the Company commits to the issuance of CMOs or MPCs, the Company may deliver the mortgage loans that are expected to secure the issuance as collateral for a repurchase transaction with the managing underwriter of the related issuance. The Company also enters into repurchase and dollar repurchase arrangements with investment banking firms pursuant to which the Company pledges Mortgage Pass-Throughs and agency securities. The terms and conditions of these arrangements, including interest rates, are negotiated on a transaction-by-transaction basis.

Effects of Interest Rate Changes
- - --------------------------------

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

A change in interest rates also impacts earnings recognized from the Company's CMO investment portfolio, which consists primarily of fixed-rate CMO residuals. The amount of income that may be generated from the typical CMO residual is dependent upon the rate of principal prepayments on the underlying mortgage loans. If mortgage interest rates fall significantly below the interest rate on the collateral pledged to secure the CMO, principal prepayments will increase, reducing or even eliminating the overall return on the investment in the CMO residual. This is due primarily to the acceleration of the amortization of bond discounts, a noncash item, as bond classes are repaid more rapidly than originally anticipated. During 1993 the Company experienced such a period of declining rates and high prepayments and having concluded that high levels of prepayments may continue, accelerated the amortization of remaining bond discounts accordingly.

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

The above discussion regarding how changes in interest rates impact our investments in mortgage loans and other mortgage assets also applies to our growing investment in purchased mortgage servicing rights. If interest rates rise, our servicing assets become more valuable since the average lives of the related mortgage loans will tend to be longer and earnings from large, temporarily-held cash balances will be greater. Conversely, lower interest rates will spur prepayments thus reducing the period of time the Company can service the related loans. Because the Company began servicing in 1993, exposure to lower interest rates is less than for other servicers that acquired servicing portfolios in previous years when interest rates were substantially higher.


                          PART II. - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:
    --------

    The following Exhibit is presented herewith:

    Exhibit 11 - Computation of Earnings Per Share for the quarter and six months ended June 30, 1994 and 1993.


(b) Reports on Form 8-K:  None.
    -------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CAPSTEAD MORTGAGE CORPORATION



Date:  August 10, 1994                 By
                                          ------------------------------------
                                          Ronn K. Lytle
                                          Chairman and Chief Executive Officer



Date:  August 10, 1994                 By
                                          ------------------------------------
                                          Andrew F. Jacobs
                                          Senior Vice President - Control
                                            and Treasurer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CAPSTEAD MORTGAGE CORPORATION



Date:  August 10, 1994                By /s/ RONN K. LYTLE
                                         ------------------------------------
                                         Ronn K. Lytle
                                         Chairman and Chief Executive Officer



Date:  August 10, 1994                 By /s/ ANDREW F. JACOBS
                                          ------------------------------------
                                          Andrew F. Jacobs
                                          Senior Vice President - Control
                                            and Treasurer