Form 10-Q
period 1994-09-30
CAPSTEAD MORTGAGE CORP
filed 1994-11-08
CIK 766701

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     -----
             SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1994

                                       OR

     ______  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

             EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD FROM ____________ TO ______________

     COMMISSION FILE NUMBER:  1-8996

                         CAPSTEAD MORTGAGE CORPORATION
             (Exact name of Registrant as specified in its Charter)

               MARYLAND                          75-2027937
         (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)       Identification No.)

       2711 NORTH HASKELL, DALLAS, TEXAS          75204
      (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code (214) 874-2323

                     2001 BRYAN TOWER, DALLAS, TEXAS 75201
   (Former name, former address and former fiscal year, if changed from last report)

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


Common Stock ($.01 par value)                15,296,624 as of November 2, 1994

                         CAPSTEAD MORTGAGE CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1994


                                     INDEX

                                                                         PAGE
                                                                         ----
                        PART I. -- FINANCIAL INFORMATION

ITEM 1. Financial Statements
 Consolidated Balance Sheet --- September 30, 1994 and December 31, 1993.. 3

 Consolidated Statement of Income --- Quarter and Nine Months Ended
  September 30, 1994 and 1993...........................................   4

 Consolidated Statement of Cash Flows --- Nine Months Ended
  September 30, 1994 and 1993...........................................   5

 Notes to Consolidated Financial Statements.............................   6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...................  11

                          PART II. --- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K................................  19

SIGNATURES..............................................................  20

                        PART I. -- FINANCIAL INFORMATION
                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


ITEM 1. FINANCIAL STATEMENTS


                                            SEPTEMBER 30, 1994   DECEMBER 31, 1993
                                            -------------------  ------------------
                                                (UNAUDITED)
ASSETS
 Mortgage securities collateral                     $4,935,898          $3,995,956
 Mortgage investments                                3,764,510           2,842,151
                                                    ----------          ----------
                                                     8,700,408           6,838,107
 Less allowance for possible losses                     (7,884)             (6,927)
                                                    ----------          ----------
                                                     8,692,524           6,831,180

 Cash and cash equivalents                              12,084              87,760
 Prepaids, receivables and other                        70,710              36,238
 Purchased mortgage servicing rights                   192,404              25,146
                                                    ----------          ----------

                                                    $8,967,722          $6,980,324
                                                    ==========          ==========

LIABILITIES
 Collateralized mortgage securities                 $4,754,979          $3,891,134
 Repurchase arrangements                             3,563,869           2,443,807
 Accounts payable and accrued expenses                  44,273               7,193
                                                    ----------          ----------
                                                     8,363,121           6,342,134
                                                    ----------          ----------

STOCKHOLDERS' EQUITY
 Preferred stock - $0.10 par value;
  100,000 shares authorized:
   $1.60 Cumulative Preferred Stock,
     Series A, 635 and 735 shares
     issued and outstanding ($10,409
     aggregate liquidation preference)                   8,888              10,295
   $1.26 Cumulative Convertible
     Preferred Stock, Series B, 30,116
     and 29,797 shares issued and
     outstanding ($342,724 aggregate
     liquidation preference)                           323,753             319,543
 Common stock - $0.01 par value; 100,000
  shares authorized; 15,287 and 15,154
  shares issued and outstanding                            153                 152
 Paid-in capital                                       310,189             308,140
 Undistributed income (deficit)                         (1,263)                 60
 Unrealized loss on debt and equity
  securities held available-for-sale                   (37,119)                  -
                                                    ----------          ----------
                                                       604,601             638,190
                                                    ----------          ----------

                                                    $8,967,722          $6,980,324
                                                    ==========          ==========


See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  QUARTER ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30                SEPTEMBER 30
                                          -------------------------  ------------------------------
                                            1994          1993            1994            1993
                                          ---------     --------        --------        -------
INTEREST INCOME:
 Mortgage securities collateral           $ 89,304        $ 95,366          $261,436     $314,495
 Mortgage investments                       55,587          54,317           145,008      137,839
                                          --------        --------          --------     --------
    Total interest income                  144,891         149,683           406,444      452,334
                                          --------        --------          --------     --------
INTEREST AND RELATED EXPENSES:
 Collateralized mortgage securities         84,646          94,396           247,663      304,784
 Short term borrowings                      41,375          25,292            91,002       61,293
 Mortgage insurance and other                3,187           5,278            10,436       15,712
 Provision for possible losses               2,000             500             3,000        2,300
                                          --------        --------          --------     --------
    Total interest and related expenses    131,208         125,466           352,101      384,089
                                          --------        --------          --------     --------
     Net margin on mortgage assets          13,683          24,217            54,343       68,245
                                          --------        --------          --------     --------
MORTGAGE SERVICING REVENUES:
 Servicing fees                              8,848             455            16,517          514
 Other                                       1,241               6             1,831            6
                                          --------        --------          --------     --------
    Total mortgage servicing revenues       10,089             461            18,348          520
                                          --------        --------          --------     --------
MORTGAGE SERVICING EXPENSES:
 Salaries and related costs                    923             274             1,878          429
 General and administrative                    975             173             1,623          245
 Amortization of purchased mortgage
  servicing rights                           1,697             315             2,856          315
                                          --------        --------          --------     --------
   Total mortgage servicing expenses         3,595             762             6,357          989
                                          --------        --------          --------     --------
    Net margin on servicing operations       6,494            (301)           11,991         (469)
                                          --------        --------          --------     --------
OTHER REVENUES:
 Gain on sales                               4,923          11,366             7,080       26,706
 CMO administration                          1,019             185             3,044          368
 Other                                         198             979               800        1,345
                                          --------        --------          --------     --------
    Total other revenues                     6,140          12,530            10,924       28,419
                                          --------        --------          --------     --------
OTHER EXPENSES:
 Salaries and related costs                  2,067           1,699             6,441        5,359
 General and administrative                  1,983           1,582             5,051        4,871
 Management fees and termination costs           -           9,525                 -       16,166
                                          --------        --------          --------     --------
    Total other expenses                     4,050          12,806            11,492       26,396
                                          --------        --------          --------     --------
NET INCOME                                $ 22,267        $ 23,640          $ 65,766     $ 69,799
                                          ========        ========          ========     ========

Net income                                $ 22,267        $ 23,640          $ 65,766     $ 69,799
Less cash dividends on preferred stock      (9,729)         (9,654)          (29,119)     (28,922)
                                          --------        --------          --------     --------
Net income available to common
 stockholders                             $ 12,538        $ 13,986          $ 36,647     $ 40,877
                                          ========        ========          ========     ========
NET INCOME PER SHARE:
 Primary                                     $0.82           $0.92             $2.40        $2.71
 Fully diluted                               $0.81           $0.90             $2.36        $2.64

CASH DIVIDENDS PAID PER SHARE:
 Common                                      $0.83           $0.92             $2.49        $2.70
 Series A Preferred                          $0.40           $0.40             $1.20        $1.20
 Series B Preferred                          $0.32           $0.32             $0.95        $0.95


See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                        --------------------------------
                                                            1994               1993
                                                        --------------    --------------
OPERATING ACTIVITIES:
 Net income                                             $    65,766        $     69,799
 Noncash items:
  Amortization of discount and premium                        6,620              15,855
  Amortization of purchased mortgage servicing rights         2,856                   -
  Provision for possible losses                               3,000               2,300
 Net gain from investing activities                          (7,080)            (26,706)
 Net change in prepaids, receivables and other assets       (40,550)             (3,531)
 Net change in accounts payable and accrued expenses
  excluding payables for bulk purchases of
  mortgage servicing rights                                   3,785                 209
                                                        -----------         -----------
   Net cash provided by operating activities                 34,397              57,926
                                                        -----------         -----------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral                     1,031,618           1,655,382
  Decrease in accrued interest receivable                     8,143               8,116
  Decrease (increase) in short term investments             159,737             (30,390)
 Purchases of mortgage loans                             (1,835,687)         (2,846,322)
 Purchases of equity securities                             (17,808)                  -
 Purchases of agency securities                          (1,531,873)         (1,244,523)
 Principal collections on mortgage investments              255,276             185,399
 Purchases of mortgage servicing rights                    (136,819)            (13,540)
 Proceeds from sales of mortgage assets                      39,911           2,045,191
                                                        -----------         -----------
    Net cash used by investing activities                (2,027,502)           (240,687)
                                                        -----------         -----------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Issuance of securities                                  2,093,822             722,341
  Principal payments on securities                       (1,226,309)         (1,633,949)
  Decrease in accrued interest payable                       (7,909)            (10,978)
 Capital stock transactions                                   4,852               4,595
 Dividends paid                                             (67,089)            (69,604)
 Increase in short term borrowings                        1,120,062           1,157,104
                                                        -----------         -----------
    Net cash provided by financing activities             1,917,429             169,509
                                                        -----------         -----------

Net decrease in cash and cash equivalents                   (75,676)            (13,252)
Cash and cash equivalents at beginning of period             87,760              30,302
                                                        -----------         -----------

Cash and cash equivalents at end of period              $    12,084         $    17,050
                                                        ===========         ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Charges to allowance for losses                        $     2,044         $       960
 Transfers from mortgage investments to mortgage
  securities collateral                                 $ 2,151,695         $   730,997

See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)


NOTE A --- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1994. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993. Certain amounts for prior periods have been reclassified to conform to the 1994 presentation.

NOTE B --- MORTGAGE INVESTMENTS

Mortgage investments and the related average effective interest rates (calculated excluding unrealized gains and losses) during the periods indicated were (dollars in thousands):

                                                          QUARTER       NINE MONTHS
                                                           ENDED           ENDED
                                 AS OF SEPTEMBER 30     SEPTEMBER 30    SEPTEMBER 30
                               ----------------------  --------------  --------------
                                  1994        1993      1994    1993    1994    1993
                               ----------  ----------  ------  ------  -------  -----
MORTGAGE LOAN PORTFOLIO:
 Fixed-rate mortgage loans     $  233,522  $  973,162   7.54%   7.32%    6.92%  7.64%
 Medium term mortgage loans        16,073      33,398   7.91    6.62     6.82   7.02
 Adjustable-rate mortgage
  ("ARM")loans                     87,327      75,917   5.62    4.84     5.05   5.50
AAA-RATED MORTGAGE PASS-
  THROUGH SECURITIES
  PORTFOLIO:
 Fixed-rate securities            309,709           -   6.69       -     6.71      -
 Medium term securities           472,988     423,705   6.95    7.46     6.90   7.14
 ARM securities                   794,361   1,079,463   5.50    5.66     5.27   5.75
AGENCY SECURITIES
  PORTFOLIO:
 Fixed-rate securities            504,525     497,174   6.44    6.94     6.44   6.90
 ARM agency securities          1,012,345           -   4.51       -     4.52      -
 Callable notes                   333,660           -   7.01       -     7.01      -
                               ----------  ----------
                               $3,764,510  $3,082,819
                               ==========  ==========

The Company classifies its mortgage investments by term and interest rate characteristics of the underlying mortgage loans. The Company's fixed-rate mortgage investments (i) have fixed rates of interest for their entire terms, or
(ii) have an initial fixed rate period of ten years after origination and then adjust annually based on a specified margin over one-year United States Treasury Securities ("one-year Treasuries"). Medium term mortgage investments (i) have an initial fixed rate period of three or five years after origination and then adjust annually based on a specified margin over one-year Treasuries or (ii) have initial interest rates that adjust one time, approximately five years following origination of the mortgage loan, based on a specified margin over the Federal National Mortgage Association ("FNMA") yields for 30-year fixed-rate commitments at the time of adjustment. ARM investments either (i) adjust semiannually based on a specified margin over the six-month London interbank offered rate ("LIBOR"), or (ii) adjust annually based on a specified margin over one-year Treasuries. Callable agency notes are unsecured, 3-year, fixed-rate notes issued by FNMA, the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal Home Loan Bank Board ("FHLBB") and mature in 1997, unless redeemed earlier by FNMA, FHLMC or FHLBB.

At September 30, 1994 the AAA-rated mortgage pass-through securities ("Mortgage Pass-Throughs") portfolio, the agency securities portfolio, and substantially all of the mortgage loan portfolio was pledged to secure short term borrowings. As of September 30, 1994, the Company had outstanding commitments to purchase mortgage loans of approximately $60 million.

During the quarter, the Company entered into forward delivery contracts for the purpose of reducing exposure to the effect of changes in interest rates on certain fixed-rate mortgage loans which it has purchased or has committed to purchase. These contracts have terms of not more than 90 days. Gains and losses on such contracts will be deferred as an adjustment of the carrying value of the related mortgage loans and amortized into interest income using the effective yield method over the expected remaining life of the mortgage loans. As of September 30, 1994, the Company had outstanding for hedging purposes forward delivery contracts with an aggregate gross contract amount of $60 million.

NOTE C --- SECURITIZATION ACTIVITY

During the quarter ended September 30, 1994, the Company pledged $257 million of 30-year fixed-rate whole loans with an average coupon interest rate of 7.14% as collateral for the issuance of $253 million of collateralized mortgage securities (CMO Series 1994-G). CMO Series 1994-G has a 30-year stated maturity and an average coupon interest rate of 7.00%.

NOTE D --- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and average effective interest rates for the quarter and nine months ended September 30, 1994 compared to the same periods in 1993 (dollars in thousands):

                                             QUARTER ENDED SEPTEMBER 30
                                       --------------------------------------
                                              1994                1993
                                       ------------------  ------------------
                                        AMOUNT   AVERAGE    AMOUNT   AVERAGE
                                       --------  --------  --------  --------

INTEREST INCOME:
 Mortgage securities collateral        $ 89,304     7.55%  $ 95,366     8.33%
 Mortgage investments                    55,587     5.94     54,317     6.49
                                       --------            --------
  Total interest income                 144,891             149,683
                                       --------            --------

INTEREST EXPENSE:
 Collateralized mortgage securities      84,646     7.44     94,396     8.49
 Short term borrowings                   41,375     4.69     25,292     3.51
                                       --------            --------
  Total interest expense                126,021             119,688
                                       --------            --------
NET INTEREST                           $ 18,870            $ 29,995
                                       --------            --------

                                           NINE MONTHS ENDED SEPTEMBER 30
                                       --------------------------------------
                                              1994                1993
                                       ------------------  ------------------
                                        AMOUNT   AVERAGE    AMOUNT   AVERAGE
                                       --------  --------  --------  --------
INTEREST INCOME:
 Mortgage securities collateral        $261,436     7.65%  $314,495     8.50%
 Mortgage investments                   145,008     6.06    137,839     6.57
                                       --------            --------
  Total interest income                 406,444             452,334
                                       --------            --------

INTEREST EXPENSE:
 Collateralized mortgage securities     247,663     7.52    304,784     8.48
 Short term borrowings                   91,002     4.25     61,293     3.50
                                       --------            --------
  Total interest expense                338,665             366,077
                                       --------            --------
NET INTEREST                           $ 67,779            $ 86,257
                                       ========            ========

The following tables summarize changes in interest income and interest expense due to changes in effective interest rates versus changes in volume for the quarter and nine months ended September 30, 1994 compared to the same periods in 1993 (in thousands):

                                          QUARTER ENDED SEPTEMBER 30, 1994
                                       ---------------------------------------
                                           RATE         VOLUME        TOTAL
                                       -------------  -----------  -----------
INTEREST INCOME:
 Mortgage securities collateral            $ (9,173)    $  3,111     $ (6,062)
 Mortgage investments                        (4,864)       6,134        1,270
                                           --------     --------     --------
  Total interest income                     (14,037)       9,245       (4,792)
                                           --------     --------     --------

INTEREST EXPENSE:
 Collateralized mortgage securities         (11,831)       2,081       (9,750)
 Short term borrowings                        9,751        6,332       16,083
                                           --------     --------     --------
  Total interest expense                     (2,080)       8,413        6,333
                                           --------     --------     --------
NET INTEREST                               $(11,957)    $    832     $(11,125)
                                           ========     ========     ========

                                        NINE MONTHS ENDED SEPTEMBER 30, 1994
                                        ------------------------------------
                                          RATE        VOLUME        TOTAL
                                        ---------    ---------    ---------
INTEREST INCOME:
 Mortgage securities collateral         $(29,852)    $(23,207)    $(53,059)
 Mortgage investments                    (11,259)      18,428        7,169
                                        --------     --------     --------
  Total interest income                  (41,111)      (4,779)     (45,890)
                                        --------     --------     --------

INTEREST EXPENSE:
 Collateralized mortgage securities      (32,890)     (24,231)     (57,121)
 Short term borrowings                    14,840       14,869       29,709
                                        --------     --------     --------
 Total interest expense                  (18,050)      (9,362)     (27,412)
                                        --------     --------     --------
NET INTEREST                            $(23,061)    $  4,583     $(18,478)
                                        ========     ========     ========

NOTE E --- DISCLOSURES REGARDING FAIR VALUES OF CERTAIN INVESTMENTS IN DEBT AND
           EQUITY SECURITIES

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

The following tables summarize available-for-sale and held-to-maturity securities as of September 30, 1994 (in thousands):

                                        AVAILABLE-FOR-SALE SECURITIES
                                ----------------------------------------------
                                              GROSS       GROSS     ESTIMATED
                                            UNREALIZED  UNREALIZED     FAIR
                                   COST       GAINS       LOSSES      VALUE
                                ----------  ----------  ----------  ----------
Mortgage Pass-Throughs:
 Fixed-rate securities          $    3,173      $    -    $     35  $    3,138
 Medium term securities
  (transferred to held-
  to-maturity)/(1)/                  9,289           -       9,289           -
 ARM securities                    807,299           -      12,938     794,361
ARM agency securities            1,030,135           -      17,790   1,012,345
Other mortgage securities           10,678       1,809         623      11,864
                                ----------  ----------    --------  ----------
  Total debt securities          1,860,574       1,809      40,675   1,821,708
Equity securities                    5,565       1,747           -       7,312
                                ----------  ----------    --------  ----------
                                $1,866,139      $3,556    $ 40,675  $1,829,020
                                ==========  ==========    ========  ==========

                                           HELD-TO-MATURITY SECURITIES
                                ----------------------------------------------
                                              GROSS        GROSS     ESTIMATED
                                            UNREALIZED   UNREALIZED    FAIR
                                   COST       GAINS        LOSSES      VALUE
                                ----------  ----------    --------  ----------
Mortgage Pass-Throughs:
 Fixed-rate securities          $  306,571      $    -    $ 20,240  $  286,331
 Medium term securities/(1)/       472,988           -       5,563     467,425
Agency securities:
 Fixed-rate securities             504,525           -      55,337     449,188
 Callable notes                    333,660           -       2,375     331,285
Mortgage securities
 collateral, net/(2)/              169,055       8,228      28,600     148,683
                                ----------  ----------    --------  ----------
                                $1,786,799      $8,228    $112,115  $1,682,912
                                ==========  ==========    ========  ==========

(1) The Company's investment in medium term Mortgage Pass-Throughs was transferred to the held to maturity classification during the current quarter. As a result, an unrealized loss of $9,289,000 at the transfer date remains as a component of the recorded mark-to-market for available-for-sale securities at September 30, 1994 which will be amortized over the remaining life of these investments.

(2) All mortgage securities collateral has been permanently financed through the issuance of collateralized mortgage securities and, as a result, the Company's exposure to changes in the fair value of the underlying assets (and liabilities) is limited. For this reason, the table above presents the fair value of the net cash flows of the mortgage securities collateral after payments on the related collateralized mortgage securities (i.e., the CMO residual). This fair value was estimated based on projected net cash flows discounted at what management believes to be appropriate discount rates and prepayment assumptions.

The maturity of the Company's mortgage assets is directly affected by the rate of principal prepayments by mortgagors and redemptions by issuers, including the Company, of remaining debt securities outstanding (referred to as "clean-up calls"). As a result, the actual maturity of the Company's mortgage assets usually occurs well in advance of stated maturities. The Company anticipates that through prepayments and exercising clean-up calls, a significant portion of its higher cost collateralized mortgage securities will be retired within the next several years and a residual amount of high coupon mortgage securities collateral will be released and can be sold or continued to be held as investments. Included in mortgage securities collateral is $63,725,000 and $33,277,000 of collateral released from the related indentures at September 30, 1994 and December 31, 1993, respectively. During the nine months ended September 30, 1994, $20,651,000 of mortgage securities collateral previously released from the related indentures pursuant to clean-up calls was sold at gross realized gains aggregating $2,157,000. No such sales occurred during the current quarter. During the quarter, available-for-sale equity securities totaling $12,180,000 (cost basis) were sold at gross realized gains aggregating $4,923,000. Net adjustments to unrealized holding gains (losses) on available-for-sale securities included as a separate component of stockholders' equity totaled $(13,455,000) and $(44,631,000) during the quarter and nine months ended September 30, 1994, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
- -------------------

During the third quarter of 1994, the Company purchased 819 mortgage loans totaling $214,176,000, compared to purchases of 3,838 mortgage loans totaling $1,184,158,000 during the same period in 1993. During the nine months ended September 30, 1994, the Company purchased 6,459 mortgage loans totaling $1,840,941,000 compared to purchases of 9,015 mortgage loans totaling $2,823,672,000 during the same period in 1993. Purchase and commitment volumes have fallen significantly due to increases in mortgage interest rates. Improvement in the overall United States economy and resulting inflation fears have caused interest rates on 30-year single-family mortgage loans to rise more than two full percentage points from the end of January through September 30. This increase in interest rates has had the effect of substantially reducing single-family mortgage originations nationally by as much as 60% from the fourth quarter of 1993.

The Company has expanded its correspondent network resulting in less reliance on the California market. During the third quarter of 1994, 39% of the Company's mortgage loan acquisitions were secured by properties located in California, down from 44% in calendar year 1993 and 75% in calendar year 1992. As of September 30, 1994, approximately 51% of the Company's nonagency mortgage assets were secured by properties located in California, compared to 71% as of September 30, 1993. Although the Company continues to expand its marketing efforts to acquire mortgage loans from other regions of the United States, California is the largest market for jumbo mortgage loans; therefore, no assurance can be given that the Company's operations would not be materially affected by economic or other events in California.

The Company formed $160 million and $909 million of AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") during the quarter and nine months ended September 30, 1994, respectively. In addition to reducing the Company's exposure to fraud and credit risk, a primary benefit of pooling mortgage loans into Mortgage Pass-Throughs is the liquidity of AAA-rated securities over that of individual loans. As a result, when securing short term borrowings, the Company is able to negotiate more favorable terms. The Company plans to continue to retain a large portfolio of primarily adjustable-rate mortgage loan ("ARM") Mortgage Pass-Throughs.

In order to expedite growth of the Company's ARM investments, the Company began purchasing ARM agency securities during the first quarter. Through June 30, 1994, approximately $1.07 billion of ARM agency securities were acquired. During the third quarter, the Company acquired $334 million of 3-year, fixed-rate, unsecured, callable agency notes. The Company also has a portfolio of fixed-rate agency securities that it intends to continue to finance and eventually place into a collateralized mortgage obligation ("CMO").

During the quarter the Company issued one CMO totaling $253 million through a special-purpose finance subsidiary secured by 15- and 30-year fixed-rate mortgage loans. The Company's net investment in this financing at issuance totaled $14,829,000. Year-to-date, the Company has issued approximately $2.2 billion in CMOs retaining net investments in these financings of approximately $71 million. The Company's 1994 CMO executions have been negatively impacted by the general rise in interest rates causing the Company to secure higher rate bonds with lower rate collateral which the Company had committed to purchase when long term interest rates were lower (see "Effects of Interest Rate Changes"). The Company's CMO investment portfolio at September 30, 1994 was $151,433,000 this quarter-end compared to $104,822,000 at September 30, 1993. The September 30, 1994 portfolio includes $63,725,000 of collateral released from related indentures through redemption or pay off of the related bonds net of $29,486,000 of related short term borrowings.

In late 1993, the Company began issuing CMOs with a senior/subordinate structure (in lieu of purchasing pool insurance) where bond investors or the Company assumes credit and special hazard risks by purchasing/retaining subordinate classes of a securitization. During the current quarter the Company retained $1,413,000 of these subordinate classes for its CMO investment portfolio at a cost of $432,000. Year-to-date, the Company has retained $4,685,000 of subordinated securities at a cost of $1,537,000. Because of the substantial discount recorded at acquisition on these securities, which reflects the market's and the Company's expectation of risks assumed, the Company does not anticipate a need to increase its provision for losses for this added exposure.

The Company's mortgage servicing portfolio (excluding pending transfers) increased substantially during the quarter to $12.0 billion with a weighted average interest rate of only 7.09% and earning an average annual service fee, excluding ancillary revenue and earnings on escrows, calculated on the unpaid principal balance of the portfolio of 30.18 basis points (the "Average Service Fee"). The current balance of purchased mortgage servicing rights related to this portfolio was approximately $156 million (130 basis points, or a 4.31 multiple of the Average Service Fee). Portfolio run off, consisting of prepayments and scheduled payments on mortgage loans serviced, was at an annual rate of only 7.58% during the quarter, owing to the low weighted average interest rate of the servicing portfolio compared to today's mortgage interest rates. In addition, pending transfers as of quarter-end, together with commitments to acquire servicing rights entered into after quarter-end, totaled another $7.7 billion of servicing with a weighted average interest rate of 7.26% and earning an Average Service Fee of 31.75 basis points. At an average cost of 170 basis points, these servicing rights are being acquired at a 5.36 multiple. Pending transfers scheduled to close by year-end, together with normal jumbo servicing acquisitions, should allow the Company to end the year with a servicing portfolio of approximately $15.0 billion. The Company currently plans to grow the servicing portfolio to more than $25.0 billion in 1995.

The following table summarizes the Company's utilization of capital as of September 30, 1994 (in thousands):

                                                                  CAPITAL
                                            ASSETS    BORROWINGS  EMPLOYED
                                          ----------  ----------  --------
Mortgage loan portfolio:
 Fixed-rate mortgage loans                $  233,522  $  198,238  $ 35,284
 Medium term mortgage loans                   16,073       6,366     9,707
 Adjustable-rate mortgage loans               87,327      73,100    14,227

AAA-rated mortgage pass-through
 securities portfolio:
 Fixed-rate mortgage securities              309,709     273,628    36,081
 Medium term mortgage securities             472,988     446,170    26,818
 Adjustable-rate mortgage securities         794,361     760,071    34,290

Agency securities portfolio:
 Fixed-rate agency securities                504,525     459,520    45,005
 Adjustable-rate agency securities         1,012,345     985,318    27,027
 Callable agency notes                       333,660     331,972     1,688

CMO investment portfolio                   4,935,898   4,784,465   151,433

Purchased mortgage servicing rights          192,404           -   192,404
                                          ----------  ----------  --------
                                          $8,892,812  $8,318,848   573,964
                                          ----------  ----------  --------
Other assets, net of other liabilities
 including $33 million owed under
 contracts for bulk purchases of
 mortgage servicing rights                                          30,637
                                                                  --------

Total stockholders' equity                                        $604,601
                                                                  --------

As of September 30, 1994, the Company's mortgage loan portfolio and its commitments to acquire mortgage loans ("Pipeline") totaled approximately $390 million. Market value risk associated with holding or acquiring these loans was reduced by (i) entering into forward sale agreements totaling $60 million for hedging purposes and (ii) designating approximately $178 million as collateral for a single CMO (CMO Series 1994-H), which was priced September 20 and closed October 31, 1994. In addition, approximately $116 million was invested or committed for investment in ARM loans, which are not as sensitive to changes in market value as are fixed-rate investments. Remaining mortgage assets and Pipeline (adjusted for expected Pipeline fallout of 20% on "best efforts" commitments) that was subject to market value risk as of September 30, 1994 was approximately $36 million. As the Company continues to acquire mortgage loans, it may pool such loans into CMOs or other securitizations, thereby periodically reducing the amount of mortgage loans subject to market value risk (see "Effects of Interest Rate Changes").

A significant impact of the rise in mortgage interest rates in 1994 has been a corresponding decline in value of most of the Company's mortgage assets (excluding servicing rights). As of September 30, 1994 the Company's $1.9 billion of mortgage assets and equity securities classified as available-for-sale had a $37.1 million net unrealized loss. This net unrealized loss has been reflected as a separate component of stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for certain Investments in Debt and Equity Securities" which was adopted by the Company this year. These losses will only be realized by the Company if the related assets are sold. Declines in value and ongoing market value risk associated with remaining mortgage assets will not have a direct impact on the earnings of the Company as these assets are classified as held-to-maturity and can only be sold under very limited circumstances.

On January 17, 1994, the Los Angeles region of southern California suffered a relatively severe earthquake. The Company has exposure to earthquake losses in cases where a homeowner defaults on his mortgage and the property has structural damage from an earthquake, exclusive of fire or water damage (the standard homeowners policy covers fire and water damage even if such damage was the result of an earthquake). The Company has determined, through property inspections and discussions with homeowners, that properties underlying approximately $16.5 million of delinquent mortgage loans are not insured by either the Company or the homeowner for special hazards, such as an earthquake, and have structural damage. The Company believes any losses incurred as a result of defaults by these mortgagors will not be material and that its allowance for possible losses at September 30, 1994 is adequate to absorb any such losses.

RESULTS OF OPERATIONS
- ---------------------

Comparative net operating results (interest income or fee revenues, net of related interest expense or direct operating costs), by source, are as follows (in thousands, except per share amounts):

                                  QUARTER ENDED      NINE MONTHS ENDED
                                  SEPTEMBER 30          SEPTEMBER 30
                               -------------------  --------------------
                                 1994      1993       1994       1993
                               --------  ---------  ---------  ---------

Mortgage loan portfolio        $ 4,579   $ 13,365   $ 25,053   $ 34,844
Mortgage pass-through
 securities portfolio            5,112      8,517     14,159     25,085
Agency securities portfolio      3,430      5,721     11,759     12,588
CMO investment portfolio         2,562     (2,886)     6,372     (1,957)
Mortgage servicing               6,494       (301)    11,991       (469)
Gains from sales                 4,923     11,366      7,080     26,706
CMO administration               1,019        185      3,044        368
Other income                       198        979        800      1,330
                               -------   --------   --------   --------
 Contribution to income         28,317     36,946     80,258     98,495
Provision for losses            (2,000)      (500)    (3,000)    (2,300)
General and administrative
 expenses                       (4,050)   (12,806)   (11,492)   (26,396)
                               -------   --------   --------   --------
  Net income                   $22,267   $ 23,640   $ 65,766   $ 69,799
                               -------   --------   --------   --------
Net income per share:
 Primary                       $  0.82   $   0.92   $   2.40   $   2.71
 Fully diluted                    0.81       0.90       2.36       2.64
Return on average total
 stockholders' equity            13.83%     14.81%     13.61%     14.59%

The mortgage loan portfolio contributed significantly less to the current quarter net operating results than in the third quarter of 1993 due to (i) a significantly lower average portfolio outstanding: $662 million in the current quarter compared to the $1.25 billion outstanding during the third quarter of 1993, (ii) higher short term borrowing costs: 4.98% in the current quarter compared to 3.91% in the third quarter of 1993, and (iii) greater use of leverage: the average ratio of short term debt to capital employed increased to 4.8:1 in the current quarter, compared to 2.2:1 in the third quarter 1993. Average yields on mortgage loans increased slightly to 6.99% in the current quarter compared to 6.97% in the third quarter of 1993. Although a year-to-date average mortgage loan portfolio of $972 million was slightly higher then the $941 million average during the same period in 1993, the portfolio contributed significantly less to year-to-date net operating results due to (i) lower yields on mortgage loans: 6.64% year-to-date compared to 7.20% in 1993,
(ii) higher short term borrowing costs: 4.35% year-to-date from 3.97% in 1993, and (iii) greater use of leverage: the average ratio of short term debt to capital employed increased to 2.8:1 year-to-date compared to 1.3:1 in 1993.

Lower mortgage loan purchase volume, particularly in the second and third quarters of 1994, is the primary reason for the decline in size of the mortgage loan portfolio in the current quarter. Year-to-date average yields have declined despite higher prevailing mortgage rates as borrowers have opted for ARM and medium term loan products over 30 year fixed-rate loans. Borrowing costs on the mortgage loan portfolio have risen 131 basis points since January 1994. The Company has increased its leverage of this portfolio as it has employed more of its available capital into its servicing portfolio.

The Mortgage Pass-Through portfolio contributed less to net operating results for the quarter and nine months ended September 30, 1994 compared to the same periods in 1993 primarily due to higher borrowing costs offset somewhat by higher yields. Borrowing costs for this portfolio have risen 146 basis points since January 1994, averaging 4.79% and 4.31% for the quarter and nine months ended September 30, 1994, respectively, compared to 3.44% and 3.46% for the same periods in 1993. Mortgage Pass-Through yields have increased to 6.22% and 6.08% for the quarter and nine months ended September 30, 1994, respectively, compared to 5.95% and 6.06% for the same periods in 1993 due primarily to the steady rise in ARM Mortgage Pass-Through yields as the underlying ARM loans reset periodically (see "Effects of Interest Rate Changes") and the formation in May and June of $310 million of fixed-rate mortgage pass-throughs. The average portfolio outstanding declined to $1.46 billion and $1.16 billion for the quarter and nine months ended September 30, 1994, respectively, compared to $1.55 billion and $1.45 billion for the same periods in 1993. The decline was the result of sales of ARM Mortgage Pass-Throughs in the latter half of 1993.

Despite a sizable increase in average agency securities portfolio outstanding to $1.62 billion in the current quarter compared to $544 million in the third quarter of the prior year, the agency securities portfolio contributed less to the current quarter net operating results due to lower agency security yields (5.21% in the current quarter compared to 6.94% in the third quarter of the prior year) and higher short term borrowing costs (4.50% in the current quarter compared to 2.71% in the third quarter of the prior year). The lower yields reflect the Company's decision to invest in recently issued ARM securities that have not yet reset to a fully-indexed rate (either the one-year treasury rate or 6-month LIBOR, i.e. "teaser-rate ARM securities"). These teaser-rate ARM securities produced a yield of 4.51% during the quarter, only 35 basis points more than related borrowing costs. This reflects the recent period of rapidly rising short term interest rates which have increased the Company's borrowing costs in advance of upward adjustments in the interest rates on ARM securities. Although yields on these securities have improved to 4.81% in October, related borrowing costs have increased to 5.07% for the month (see "Effects of Interest Rate Changes"). Additionally, borrowing rates in the dollar repurchase agreement market have risen considerably over those achieved in 1993. Year-to-date results were lower in 1994 despite a higher average portfolio outstanding compared to the same period in 1993 due to the same factors mentioned above.

Operating results produced by the CMO investment portfolio are represented by interest income on mortgage securities collateral (including interest earned on collateral released from the related indentures due to redemption or payoff of the related bonds), less interest expense and professional fees on collateralized mortgage securities, and mortgage pool insurance expense on mortgage securities collateral, and includes net investment income or loss on other mortgage securities held by the Company. Operating results produced by the CMO investment portfolio during the quarter and nine months ended September 30, 1994 were higher than those achieved in the same periods in 1993 due primarily to the impact of the rise in mortgage interest rates experienced in 1994 on current and expected future prepayments. In the first quarter of 1994, prepayments began to slow considerably. As a result, the Company has revised its estimates of expected future prepayments, which has had the effect of lowering required amortization of collateral and bond premiums and discounts and improving operating results. During the quarter and nine months ended September 30, 1994, the Company received principal collections on mortgage securities collateral totaling $172 million and $1.0 billion, respectively, compared to $693 million and $1.7 billion of run off in the same periods in 1993.

Net income from the Company's mortgage servicing operation totaled $6,494,000 and $11,991,000 for the quarter and nine months ended September 30, 1994, respectively. Mortgage servicing operations commenced in March 1993. Net income from mortgage servicing is represented by mortgage servicing fees, net of subservicing fees paid to the sellers of bulk servicing prior to the transfers of purchased portfolios to the Company, interest on escrows, late charges and ancillary revenues earned, less other direct expenses (including servicing employee and system costs, and other direct operating costs) and amortization of purchased mortgage servicing rights. During the quarter ended September 30, 1994, the mortgage servicing portfolio (excluding pending transfers) averaged $9.3 billion.

Earlier in 1994, the Company had acquired 800,000 shares of the common stock of North American Mortgage Corporation ("North American"), a mortgage banking company, for $17.8 million. Recent consolidation trends in the mortgage banking industry has allowed the Company to realize gains aggregating $4,923,000 during the current quarter from the sale of 550,000 of these shares. In October, the Company sold 200,000 of its 250,000 remaining shares of North American recognizing a gain of $1.5 million.

Due to rising interest rates in 1994, the Company has not sold mortgage assets other than sales of mortgage securities collateral previously released from CMOs pursuant to "clean-up calls". In the first and second quarters the Company sold $20,651,000 of released mortgage securities collateral recognizing gains of $2,157,000. During the quarter and nine months ended September 30, 1993, the Company had mortgage asset sales of $1.1 billion and $2.0 billion, respectively, for gains of $11,366,000 and $26,706,000, respectively.

CMO administration revenues were higher for the quarter and nine months ended September 30, 1994 than in the same periods of 1993 due to increased fees for master servicing the collateral placed into securitizations issued by the Company and administrating the related bonds or pass-throughs. The Company began master servicing securitized collateral in February 1993 and receiving fees for administering securitizations in October 1993.

The Company provided $2,000,000 and $3,000,000 for possible losses during the quarter and nine months ended September 30, 1994, compared to $500,000 and $2,300,000 for the same periods in 1993. The increase in the current quarter provision is primarily due to recent experience with credit losses on uninsured loans acquired in the late 1980s and fraud/misrepresentation in the origination of more recent loan acquisitions.

After excluding $9,525,000 and $16,166,000 of non-competition and management agreement expenses and termination costs incurred in the quarter and nine months ended September 30, 1993, respectively, salaries, general and administrative expenses for the periods presented increased primarily due to costs associated with establishing certain mortgage banking infrastructure necessary to take full advantage of opportunities in the industry.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's primary sources of funds include monthly mortgage loan principal and interest payments, servicing revenues, short term financing arrangements, excess cash flows on issued CMOs, proceeds from securitizations, and equity offerings when available. The Company currently believes that these funds are sufficient for the acquisition of additional mortgage loans and other mortgage assets, growth of its servicing operation, repayments on short term borrowings, and the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT"). It is the Company's policy to remain strongly capitalized and conservatively leveraged.

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

Short term borrowings are primarily made under repurchase arrangements. At September 30, 1994, the Company had uncommitted repurchase facilities with investment banking firms with approved credit limits of $2 billion, subject to certain conditions, to finance the mortgage loan portfolio. Interest rates on borrowings under these facilities are based on overnight London interbank offered rate ("LIBOR") rates. The Company currently uses other repurchase arrangements as needed. As the Company commits to the issuance of CMOs or MPCs, the Company may deliver the mortgage loans that are expected to secure the issuance as collateral for a repurchase transaction with the managing underwriter of the related issuance. The Company also enters into repurchase and dollar repurchase arrangements with investment banking firms pursuant to which the Company pledges Mortgage Pass-Throughs and agency securities. The terms and conditions of these arrangements, including interest rates, are negotiated on a transaction-by-transaction basis.

EFFECTS OF INTEREST RATE CHANGES
- --------------------------------

Changes in interest rates may impact the Company's earnings in various ways.
The Company's earnings depend, in part, on the difference between the interest received on mortgage investments and the interest paid on related short term borrowings (primarily repurchase arrangements). The resulting spread may be reduced in a rising interest rate environment. For ARM loans the risk of rising short term interest rates is offset to some extent by increases in the rates of interest earned on these loans. Since ARM loans generally limit the amount of such increase during any single interest rate adjustment period and over the life of the loan, it is possible that the interest rates on the repurchase arrangements could rise to levels that may exceed the interest rates on the underlying ARM loans which may cause the Company to realize a negative interest spread.

In addition, the Company's earnings are impacted if long term interest rates change during the period after the Company has committed to purchase fixed-rate mortgage loans, but before these loans have been pledged to secure CMOs or MPCs. If long term interest rates increase during this period, the interest payable on the CMOs issued will increase, while the yield on the underlying mortgage loans pledged to collateralize the CMOs will not change; as a consequence, the interest spread on the CMO will be lower. Conversely, if long term interest rates decrease during this period, the interest payable on the CMO issued will decrease, while the yield on the underlying mortgage loans pledged to collateralize the CMO will not change; as a consequence, the interest spread on the CMO will be higher. Similarly, proceeds received on the issuance of MPCs, and related gains or losses, will be negatively impacted by an increase in long term interest rates during this period due to the resulting decline in market value of the related collateral. Conversely, these transactional gains or losses will be favorably impacted by a decrease in long term interest rates during this period. The Company attempts to manage its exposure to long term interest rate changes in part by pricing CMOs and MPCs prior to the purchase of, but subsequent to the commitment to purchase, all of the mortgages that will collateralize the issuance, and may from time to time elect to enter into forward sale agreements for hedging purposes.

A change in interest rates also impacts earnings recognized from the Company's CMO investment portfolio, which consists primarily of fixed-rate CMO residuals and interest-only securities. The amount of income that may be generated from the typical CMO residual is dependent upon the rate of principal prepayments on the underlying mortgage loans. If mortgage interest rates fall significantly below the interest rate on the collateral pledged to secure the CMO, principal prepayments will increase, reducing or even eliminating the overall return on the investment in the CMO residual. This is due primarily to the acceleration of the amortization of bond discounts, a noncash item, as bond classes are repaid more rapidly than originally anticipated. During 1993 the Company experienced such a period of declining rates and high prepayments.

Interest-only and principal-only securities that are held by the Company in the CMO investment portfolio are carried at the present value of the future cash flows expected to be received during the remaining terms of the investments, discounted at a constant effective yield. Income recognized is the excess of cash received over the reduction of the carrying value. In a falling interest rate environment, prepayments on the underlying mortgage collateral generally will be high and the Company could incur losses on investments in interest-only securities. Conversely, in periods of rising interest rates, interest-only securities will tend to perform favorably because the underlying mortgage collateral will generally prepay at slower rates. Principal-only securities react differently to changes in interest rates. Lower interest rates result in the recovery of this investment more rapidly thus increasing yields. During periods of rising rates, it takes longer for the Company to recover its investments thus lowering yields. Principal-only securities retained by the Company generally represent a much smaller investment than interest-only investments.

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

                          PART II. - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits:
     --------

     The following Exhibit is presented herewith:

     Exhibit 11 - Computation of Earnings Per Share for the quarter and nine months ended September 30, 1994 and 1993.

(b)  Reports on Form 8-K:  None.
     -------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CAPSTEAD MORTGAGE CORPORATION



Date:  November 3, 1994                By /s/ RONN K. LYTLE
                                          ------------------------------------
                                          Ronn K. Lytle
                                          Chairman and Chief Executive Officer



Date:  November 3, 1994                By /s/ ANDREW F. JACOBS
                                          ------------------------------------
                                          Andrew F. Jacobs
                                          Senior Vice President - Control
                                            and Treasurer