Form 10-K
period 1994-12-31
CAPSTEAD MORTGAGE CORP
filed 1995-03-28
CIK 766701

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1994
                                       OR
     _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     2001 BRYAN TOWER, DALLAS, TEXAS  75201
   (Former name, former address and formal fiscal year, if changed from last report)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
        TITLE OF EACH CLASS       NAME OF EXCHANGE ON WHICH REGISTERED
        -------------------       ------------------------------------

Common Stock ($0.01 par value)                 New York Stock Exchange
$1.60 Cumulative Preferred Stock,
 Series A ($0.10 par value)                    New York Stock Exchange
$1.26 Cumulative Convertible Preferred
 Stock, Series B ($0.10 par value)             New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES   X__    NO ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

AT FEBRUARY 10, 1995 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS $307,611,000.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 10, 1995:  15,303,923

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1994 ARE INCORPORATED BY REFERENCE INTO PARTS II AND IV.
(2) PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 15, 1995, ISSUED IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT, ARE INCORPORATED BY REFERENCE INTO PART III.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES

                          1994 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                PAGE
                                                                ----
                                     PART I
ITEM  1.    BUSINESS...........................................  1

ITEM  2.    PROPERTIES.........................................  7

ITEM  3.    LEGAL PROCEEDINGS..................................  7

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  7

                                    PART II

ITEM  5.    MARKET FOR REGISTRANT'S COMMON EQUITY

            AND RELATED STOCKHOLDER MATTERS...................   8

ITEM  6.    SELECTED FINANCIAL DATA...........................   8

ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...............   8

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......   8

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...............   8

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.  8

ITEM 11.    EXECUTIVE COMPENSATION.............................  8

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT..............................  9

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....  9

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K................................... 10

                                     PART I

ITEM 1.  BUSINESS.

ORGANIZATION

Capstead Mortgage Corporation ("CMC" or the "Company") was incorporated on April 15, 1985 in the state of Maryland and commenced operations in September 1985. The Company operates as a mortgage conduit which purchases and securitizes various types of single-family residential mortgage loans. In addition, the Company has a mortgage servicing unit that functions as the primary mortgage servicer for mortgage loans and mortgage servicing rights acquired by the Company.

CMC, and its qualified real estate investment trust ("REIT") subsidiaries, have elected to be taxed as a REIT and intend to continue to do so. As a result of this election, CMC is not taxed at the corporate level on taxable income distributed to stockholders, provided that certain REIT qualification tests are met. All taxable income of certain other subsidiaries, including the mortgage servicing unit, are subject to federal and state income taxes, where applicable.

CONDUIT OPERATIONS

The Company purchases many different types of mortgage loan products that it classifies as fixed-rate, medium-term or adjustable-rate mortgage investments. Fixed-rate mortgage investments (i) have fixed rates of interest for their entire terms or (ii) have an initial fixed-rate period of ten years after origination and then adjust annually based on a specified margin over 1-year United States Treasury Securities ("1-year Treasuries"). Medium-term mortgage investments (i) have an initial fixed-rate period of three or five years after origination and then adjust annually based on a specified margin over 1-year Treasuries or (ii) have initial interest rates that adjust one time, approximately five years following origination of the mortgage loan, based on a specified margin over the Federal National Mortgage Association ("FNMA") yields for 30-year, fixed-rate commitments at the time of adjustment. Adjustable-rate mortgage investments either (i) adjust semi-annually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR") or (ii) adjust annually based on a specified margin over 1-year Treasuries.

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

The Company maintains purchase guidelines for the acquisition of mortgage loans based on the anticipated requirements of its mortgage pool insurers, mortgage investors and management's assessment of the criteria used by nationally recognized statistical rating organizations ("Rating Agencies") to analyze the quality of the collateral pledged to mortgage-backed securities issued by the Company. The Company does not itself underwrite mortgage loans, but instead relies on the credit review and analysis of its mortgage pool insurers (primarily General Electric Mortgage Insurance Company), other Company-approved underwriters or originators of mortgage loans where the Company has specifically delegated underwriting responsibilities.

The principal amount of mortgage loans acquired by the Company at the time of origination generally range from $203,150 to $650,000 per loan. Substantially all of the mortgage loans acquired by the Company comply with the underwriting criteria of the mortgage securities programs sponsored by the Federal Home Loan Mortgage Corporation ("FHLMC") and FNMA, except that original outstanding principal amounts generally exceed the maximum permissible amount ($203,150, effective January 1, 1993) for such programs ("Nonconforming Mortgage Loans"). The average loan purchased in 1994 had an original principal balance of approximately $282,000.

Commitments are issued that obligate the Company to purchase mortgage loans from the Correspondent for a specific period of time (typically 10 to 90 days), in a specific aggregate principal amount and bearing a specified mortgage interest rate and price. The Company issues three types of commitments: mandatory, optional and best efforts. The Company receives a fee on optional and best effort commitments, but not on mandatory commitments. However, if a Correspondent fails to deliver a loan subject to a mandatory commitment, the Correspondent is obligated to pay the Company the difference between the yield the Company would have obtained on the mortgage loan and the yield available on similar mortgage loans subject to mandatory commitments issued at the time of such failure to deliver, plus a penalty.

MORTGAGE LOAN PORTFOLIO

The Company purchases mortgage loans from Correspondents on a daily basis. The loans purchased by the Company in the past have been warehoused in the mortgage loan portfolio until a long term investment strategy was implemented. Periodically, mortgage loans would be pledged to secure collateralized mortgage obligations ("CMOs"), publicly-offered, multi-class mortgage pass-through certificates ("MPCs"), or AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") issued by the Company's special-purpose finance subsidiaries.

The Company utilizes repurchase agreements to finance the warehousing of mortgage loans. A repurchase agreement is a form of short term financing pursuant to which mortgage loans are pledged as collateral for funds borrowed at short term interest rates, typically 30 to 60 days. Generally, mortgage interest income earned exceeds related borrowing costs resulting in a positive interest spread.

In response to low purchase volumes as experienced in 1994 and expected for 1995, the Company does not plan to continue assuming market risk associated with aggregating and securitizing mortgage loans. To eliminate this risk and create more competitive prices, mortgage loans will be held in warehouse for a very brief period, usually about a week. Then, instead of the usual practice of accumulating $100 million or more of loans for a securitization, mortgage loans will be sold outright to private investors in amounts of up to $10 million.
This strategy may reduce the long term profit potential somewhat, but substantially reduces market risk.

The Company also plans to offer a "B paper" loan program to Correspondents in 1995. B paper loans are mortgage loans to potential homeowners whose poor credit history will not allow them to obtain traditional mortgage financing. Interest rates on B paper are higher than traditional mortgage loans and the resulting spreads are wider, thus creating the opportunity to generate additional profits through the Correspondent network. The Company will not retain any risk in this program as all loans will be purchased to specific investor commitments.

The Company has a commitment by a mortgage pool insurer to issue mortgage pool insurance on most of its mortgage loan acquisitions. A mortgage pool insurance policy will cover losses due to mortgagor default in amounts generally ranging from 7 to 15 percent of the aggregate principal amount of the insured pool of mortgage loans. Mortgage pool insurance policies are generally not in force during warehousing of mortgage loans, but instead may be activated at the time mortgage loans are pledged as collateral for a CMO, MPC or Mortgage Pass-Through unless an investor in the former securitizations is willing to assume the credit risk for the entire issuance (a "senior/subordinate" structure). Senior/subordinate structures were used extensively in 1994. During the warehousing period the Company retains the full risk that mortgage loans may default. The Company has exposure to certain other risks during the warehousing period. These include bankruptcy and special hazards which are not covered by standard hazard insurance policies (e.g., earthquakes), as well as fraud or misrepresentation in the origination of the mortgage loan. Defaults on mortgage loans during the warehousing period, if linked to fraud or misrepresentation, may be mitigated by the Correspondent's obligation to repurchase such mortgage loan. However, to the extent the Correspondent does not perform on its repurchase obligation, the Company may incur a loss.

MORTGAGE PASS-THROUGH PORTFOLIO

The Company's long term investment strategy includes the securitization of adjustable-rate and medium-term mortgage loans into Mortgage Pass-Throughs. This investment strategy primarily features adjustable-rate mortgage loans which, because of their adjustable interest rates, are more likely to retain value.

At the time mortgage loans are pledged as collateral for Mortgage Pass-Throughs, the mortgage pool insurance policy is activated. The level of coverage under any such mortgage pool insurance policy is determined by one or more of the Rating Agencies, and is at a level necessary to allow the insured pool of mortgage loans, or the securities such pools are pledged to secure, to be AAA-rated. At such time, the Company also insures or reserves against bankruptcy and special hazard risks.

The Company utilizes repurchase agreements to finance the Mortgage Pass-Through portfolio. The formation of Mortgage Pass-Throughs enhances the marketability of the underlying mortgage loans, thus enabling the Company to reduce its borrowing costs below the level paid on non-rated loans.

AGENCY SECURITIES PORTFOLIO

The Company also invests in fixed-rate and adjustable-rate agency securities that consist primarily of mortgage-backed securities guaranteed by government sponsored entities such as FNMA, Government National Mortgage Association or FHLMC. Because agency securities are the most widely traded mortgage-backed securities, unique financing opportunities exist in the marketplace that enable the Company to achieve attractive interest rate spreads on the financing of such assets. The agency securities portfolio also includes investments in callable agency notes. Callable agency notes currently held by the Company are unsecured, 3-year fixed-rate notes issued by FHLMC, FNMA, or the Federal Home Loan Bank Board ("FHLBB") and mature in 1997, unless redeemed earlier by FHLMC, FNMA or FHLBB.

CMO INVESTMENT PORTFOLIO AND RELATED SECURITIZATION ACTIVITY

The Company's long term investment strategy has included the securitization of fixed-rate and medium-term mortgage loans, whereby such loans have been pledged as collateral for the issuance of CMOs or MPCs. Most of the Company's CMOs are structured as financings in which the Company recognizes economic gains or losses over the term of the collateral. MPCs and some CMOs are structured as sales. Such sales preserve capital because the investment retained in the securitization is limited; however, income can be more volatile because of the recognition of transactional gains or losses.

Each series of CMOs consist of multiple classes of bonds, each having its own maturity. MPCs are structured in a similar fashion with the exception that investors do not purchase bonds subject to an indenture; rather, they purchase certificates evidencing undivided interests in a trust that owns the underlying mortgage loans. The segmentation of CMOs into classes of bonds with varying maturities along with mortgage pool insurance or other credit enhancements provided to make all or most of the CMO bonds AAA-rated enables the Company to issue CMO classes with shorter scheduled maturities and lower interest rates than the underlying mortgage loans. Each of these factors contributes to a positive difference between the payments received on the mortgage loans pledged to secure such CMOs and the payments made on the CMOs issued (the "Excess Cash Flow"). Because the shorter-term classes of CMO bonds typically bear lower rates of interest than longer-term classes, the Excess Cash Flow on a CMO is typically greatest in the early years of the CMO. As the mortgage loans are repaid and the shorter-term classes of CMO bonds are retired, the average interest cost of the CMOs outstanding increases. Thus, the Excess Cash Flow will decline over time.

The right to receive the Excess Cash Flow, along with the noncash amortization of collateral and bond premiums and discounts is referred to as the "CMO Residual". CMO structures have evolved in recent years such that the Excess Cash Flow portion of a CMO Residual has been virtually eliminated by the formation of additional CMO securities including various forms of interest-only and/or principal-only securities. Interest-only securities represent ownership in an undivided interest in interest payments on the underlying collateral. Principal-only securities represent ownership in an undivided interest in principal payments on the underlying collateral. Since the fall of 1992 the Company typically has sold much of the noncash portion of its CMO Residuals and retained for its CMO investment portfolio certain of the interest-only and/or principal-only securities formed in connection with CMO and MPC issuances.

Investments in interest-only and principal-only securities held in the CMO investment portfolio are sensitive to changes in interest rates. In a falling interest rate environment, prepayments on the underlying mortgage collateral generally will be high and the Company could incur losses on investments in interest-only securities. Conversely, in periods of rising interest rates, interest-only securities will tend to perform favorably because the underlying mortgage collateral will generally prepay at slower rates. Principal-only securities react differently to changes in interest rates. Lower interest rates result in the recovery of this investment more rapidly thus increasing yields. During periods of rising rates, it takes longer for the Company to recover its principal-only investments thus lowering yields. Principal-only securities retained by the Company generally represent a much smaller investment than interest-only investments.

At the time the loans are pledged for issuance of a CMO or MPC, the mortgage pool insurance policy can be activated. At such time, the Company also can insure or reserve against bankruptcy and special hazard risks, and reduce its exposure to losses from fraud or misrepresentation in the origination of the mortgage loan. In late 1993 the Company began issuing CMOs in a senior/subordinate structure (in lieu of purchasing mortgage pool insurance and special hazard insurance) where the investor is the subordinate classes assumes credit and special hazard risks. The Company has retained an aggregate of approximately $2.2 million of credit and special hazard risk on certain of these issuances. Actual losses to the Company due to this risk are dependent upon the timing and magnitude of related collateral defaults. The Company does not currently anticipate a need to increase its provision for possible losses for this risk.

The issuance of CMOs typically eliminates the Company's short term financing risk associated with mortgage loans that are pledged as collateral for such CMOs as well as the risk that the market value of such mortgage loans will decline. This is because each series of CMOs is structured to be fully repaid out of the principal and interest payments on the underlying mortgage loans, including reinvestment proceeds, regardless of fluctuations in the market value of such mortgage loans.

For 1995 the Company expects to sell rather than securitize much of its current production. As a result, further CMO issuances by the Company and, therefore, additions to its CMO investment portfolio are expected to be limited. However, the Company may from time to time invest in other issuers' CMO bonds.

SERVICING OPERATIONS

The Company formed its mortgage servicing unit early in 1993, and as of December 31, 1993, serviced a portfolio of 8,000 mortgage loans with an aggregate principal balance of $2.4 billion. Mortgage servicing includes collecting and accounting for payments of principal and interest from borrowers, remitting such payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgage premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans. The Company receives fees for servicing residential mortgage loans ranging generally from
0.25 to 0.38 percent per annum on the declining principal balances of the loans. Servicing fees are collected by the Company out of monthly mortgage payments.

Growth during 1993 was accomplished primarily by retaining mortgage servicing rights on mortgage loans purchased through the Company's conduit operations. Beginning in late 1993 the Company began committing to bulk acquisitions of mortgage servicing rights for both conforming and non-conforming mortgage loan portfolios. During 1994 another 110,000 mortgage loans with an aggregate principal balance of $12.5 billion were added to the portfolio. At year-end the mortgage servicing portfolio totaled 116,000 loans with a balance of $14.4 billion, had a weighted average interest rate of 7.16 percent, and delinquencies of 30 days and over of only 1.1 percent. The prepayment rate on mortgage loans held in the mortgage servicing portfolio was a low 7.2 percent during 1994.

Late in 1994 the Company purchased the mortgage servicing rights for an additional 53,000 mortgage loans with an aggregate principal balance of $5.1 billion that the Company will begin servicing by the end of the first quarter of 1995. This will bring the total mortgage servicing portfolio to more than $19 billion. The Company expects the mortgage servicing portfolio to reach $25 billion before the end of 1995.

EFFECTS OF INTEREST RATE CHANGES

For a discussion of effects of interest rate changes on the Company's mortgage investment portfolios, CMO investment portfolio and mortgage servicing portfolio, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 on pages 50 and 51 under the caption "Management's Discussion and Analysis - Effects of Interest Rate Changes."

OTHER INVESTMENT STRATEGIES

The Company may enter into other short or long term investment strategies as the opportunities arise.

COMPETITION

In purchasing and pooling mortgage loans and in purchasing other mortgage-related assets, the Company competes with savings banks, commercial banks, mortgage and investment bankers, conduits, insurance companies, other lenders, FNMA and FHLMC, many of whom may have greater financial resources than the Company. The competition for the acquisition of mortgage servicing rights is equally diverse. Mortgage banking companies, savings banks and commercial banks all engage in servicing mortgage loans, some for others and some for their own portfolio. Additionally, in issuing CMOs or other mortgage-backed securities, the Company will face competition from other issuers of these securities and the securities themselves will compete with other investment opportunities available to prospective purchasers. An increase in the purchasing of long term mortgage loans by others may reduce the Company's ability to compete in the purchase of such loans and may reduce the yields available to the Company. In addition, if FHLMC and FNMA were to increase the dollar amount limitation on loans they are permitted to purchase (currently $203,150), they would be able to purchase a greater percentage of mortgage loans in the secondary market than they currently are permitted to acquire, and the Company's ability to maintain or increase its current acquisition levels could be adversely affected.

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

EMPLOYEES

As of December 31, 1994, the Company had 183 full-time employees. Until becoming fully self-administered on October 1, 1993, the Company was managed by Capstead Advisers, Inc., a wholly-owned subsidiary of Lomas Mortgage USA, Inc., who provided executive and administrative personnel required by the Company under the terms of a management agreement.

TAX STATUS

As used herein, "Capstead REIT" refers to CMC and the entities that are consolidated with CMC for federal income tax purposes. Capstead REIT has elected to be taxed as a REIT for federal income tax purposes and intends to continue to do so. As a result of this election, Capstead REIT will not be taxed at the corporate level on taxable income distributed to stockholders, provided that certain requirements concerning the nature and composition of its income and assets are met and that at least 95 percent of its REIT taxable income is distributed.

If Capstead REIT fails to qualify as a REIT in any taxable year, it would be subject to federal income tax at regular corporate rates and would not receive a deduction for dividends paid to stockholders. If this were the case, the amount of after-tax earnings available for distribution to stockholders would decrease substantially.

So long as Capstead REIT qualifies as a REIT, it will generally be taxable only on its undistributed taxable income. Distributions out of current or accumulated earnings and profits will be taxed to stockholders as ordinary income or capital gain, as the case may be. Distributions in excess of the Company's accumulated and current earnings and profits will constitute a non-taxable return of capital to the stockholders (except insofar as such distributions exceed the cost basis of the shares of stock) resulting in a corresponding reduction in the cost basis of the shares of stock. The Company notifies its stockholders of the proportion of distributions made during the taxable year that constitutes ordinary income, capital gain or a return of capital. During 1993, 20 percent of distributions made were characterized as long term capital gains. Other distributions during the last three years were characterized as ordinary income. Distributions by the Company will not normally be eligible for the dividends received deduction for corporations. Should the Company incur losses, stockholders will not be entitled to include such losses in their individual income tax returns.

All taxable income of certain other subsidiaries, including Capstead Inc., which conduct mortgage servicing and certain securitization operations, are subject to federal and state income taxes, where applicable. Capstead REIT's taxable income will include earnings of these subsidiaries only upon payment to Capstead REIT by dividend of such earnings.

The foregoing is general in character. Reference should be made to pertinent Internal Revenue Code sections and the Regulations issued thereunder for a comprehensive statement of applicable federal income tax consequences.

ITEM 2.  PROPERTIES.

The Company's operations are conducted primarily in Dallas, Texas on properties leased by the Company.

ITEM 3.  LEGAL PROCEEDINGS.

At December 31, 1994 there were no material pending legal proceedings, outside the normal course of business, to which the Company or its subsidiaries were a party or of which any of their property was the subject.

ITEM 4.  RESULTS OF SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 on page 42 under the caption "Note R - Market and Dividend Information," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 on page 43 under the caption "Selected Financial Data," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 on pages 44 through 51 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 on pages 23 through 42, and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included in the Registrant's definitive Proxy Statement dated March 15, 1995 on pages 3 through 6 under the captions "Election of Directors," "Board of Directors" and "Executive Officers," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is included in the Registrant's definitive Proxy Statement dated March 15, 1995 on pages 7 through 14 under the captions "Executive Compensation," "Compensation Committee Report on

Executive Compensation," and "Performance Graph," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.

The information required by this item is included in the Registrant's definitive Proxy Statement dated March 15, 1995 on pages 15 and 16 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 on page 40 under the caption "Notes to Consolidated Financial Statements - Note N - Management and Non-Competition Agreements", which is incorporated herein by reference pursuant to General Instruction G(2).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) Documents filed as part of this report:

       1. The following financial statements of the Company, included in the 1994 Annual Report to Stockholders, are incorporated herein by reference:
                                                               PAGE
                                                               ----
           Consolidated Statement of Income - Years
            Ended December 31, 1994, 1993 and 1992               *
           Consolidated Balance Sheet -
            December 31, 1994 and 1993                           *
           Consolidated Statement of Stockholders' Equity -
            Three Years Ended December 31, 1994                  *
           Consolidated Statement of Cash Flows - Years
            Ended December 31, 1994, 1993 and 1992               *
           Notes to Consolidated Financial Statements -
            December 31, 1994                                    *

       2.  Financial statement schedules:
           Schedule VIII-Valuation and Qualifying Accounts      14
           Schedule XII-Mortgage Loans on Real Estate           15

       NOTE: All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
- ----------------
       * Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1994.

       3.  Exhibits:

           Exhibit
           Number

            3.1(a) Charter of the Company, which includes Articles of Incorporation, Articles Supplementary for each outstanding Series of Preferred Stock and all other amendments to such Articles of Incorporation(5)

            3.1(b) Articles Supplementary ($1.26 Cumulative Convertible Preferred Stock, Series B)(4)
            3.2     Bylaws of the Company, as amended(5)
            10.17 Amendment to Management Agreement dated March 31, 1993, between the Registrant and Capstead Advisers, Inc.(5)
            10.18 Second Amendment to Management Agreement dated September 3, 1993, between the Registrant and Capstead Advisers, Inc.(6)
            10.19 Stock Option Agreement, dated June 16, 1992, between the Company and Lomas Financial Corporation(5)
            10.20   Form of Loan Sale Agreement(3)
            10.21   1990 Employee Stock Option Plan(1)
            10.22   1990 Directors' Stock Option Plan(2)
            10.23 Employment Agreement dated August 1, 1992 between Capstead Mortgage Corporation and Ronn K. Lytle(4)

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                                    PART IV
                              ITEM 14. - CONTINUED



            10.24  Restricted Stock Grant Agreement dated August 1, 1992 between
                   Capstead Mortgage Corporation and Ronn K. Lytle(4)
            10.25  1994 Flexible Long Term Incentive Plan*
            10.26  1994 Capstead Inc. Restricted Stock Plan*
            10.27  Capstead Mortgage Corporation Deferred Compensation Plan*
            10.28  Summary of Employment Agreement dated December 9, 1993 between Capstead Mortgage Corporation and Christopher T.
                   Gilson*
            11     Computation of per share earnings*
            12     Computation of ratio of earnings to combined fixed charges and preferred stock dividends*
            13     Portions of the Annual Report to Stockholders of the Company
                   for the year ended December 31, 1994*
            21     List of subsidiaries of the Company*
            23     Consent of Ernst & Young LLP, Independent Auditors*
            27     Financial Data Schedule (electronic filing only)*

   ----------------
   (1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40016) dated April 29, 1991
   (2) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991
   (3) Incorporated by reference to Amendment No. 1 on Form 8 to the
       Company's Annual Report on Form 10-K for the year ended December 31, 1991
   (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992
   (5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-62212) dated May 6, 1993
   (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993
    *  Filed herewith.

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

                       CAPSTEAD MORTGAGE CORPORATION
                            REGISTRANT


Date:  March 23, 1995                        By:     /s/ ANDREW F. JACOBS
                                                ------------------------------
                                                         Andrew F. Jacobs
                                                  Senior Vice President-Control,
                                                     Treasurer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


 /s/ RONN K. LYTLE
- -------------------------------  Chairman, Chief            March 23, 1995
   (Ronn K. Lytle)                Executive Officer
                                  and Director


 /s/ ANDREW F. JACOBS
- -------------------------------  Senior Vice President-     March 23, 1995
   (Andrew F. Jacobs)             Control, Treasurer
                                  and Secretary


 /s/ BEVIS LONGSTRETH
- -------------------------------  Director                    March 15, 1995
  (Bevis Longstreth)


 /s/ PAUL M. LOW
- -------------------------------  Director                    March 20, 1995
    (Paul M. Low)


 /s/ HARRIET E. MIERS
- -------------------------------  Director                    March 23, 1995
  (Harriet E. Miers)


/s/ WILLIAM R. SMITH
- ------------------------------  Director                     March 16, 1995
  (William R. Smith)


/s/ JOHN C. TOLLESON
- ------------------------------  Director                     March 20, 1995
  (John C. Tolleson)

                                PORTIONS OF THE
                           ANNUAL REPORT ON FORM 10-K
                          ITEMS 14(A)(1), (2) AND (3)

                   FINANCIAL STATEMENT SCHEDULES AND EXHIBITS
                          YEAR ENDED DECEMBER 31, 1994

                         CAPSTEAD MORTGAGE CORPORATION
                                 DALLAS, TEXAS

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS





COLUMN A                             COLUMN B           COLUMN C          COLUMN D       COLUMN E
- ----------------------------------  ----------  ----------------------   -----------  --------------
                                                       ADDITIONS
                                                ----------------------
                                                             CHARGED TO
                                   BALANCE AT    CHARGED TO     OTHER
                                    BEGINNING      COSTS      ACCOUNTS-  DEDUCTIONS-  BALANCE AT END
DESCRIPTION                         OF PERIOD   AND EXPENSES  DESCRIBE   DESCRIBE *     OF PERIOD
- ----------------------------------  ----------  ------------  ---------  -----------  --------------

Reserves and Allowances Deducted
  From Mortgage Investments:


  Year ended December 31, 1994
   Allowance for losses...........  $6,927,000    $3,500,000          -   $3,073,000      $7,354,000

  Year ended December 31, 1993
   Allowance for losses...........  $8,228,000    $2,800,000          -   $4,101,000      $6,927,000

  Year ended December 31, 1992
   Allowance for losses...........  $3,505,000    $7,750,000          -   $3,027,000      $8,228,000




* Loss on sale of foreclosed properties and charge-offs of other mortgage securities.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                  SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1994



                           PART 1 - MORTGAGE LOANS ON REAL ESTATE AT CLOSE OF PERIOD                           PART 2  INTEREST
- ------------------------------------------------------------------------------------------------------      ------------------------
         COLUMN A            COLUMN B       COLUMN C                   COLUMN D                COLUMN E     COLUMN F AND COLUMN G(4)
- ---------------------------  --------  ------------------   --------------------------------  ------------  ------------------------
                                                               AMOUNT OF PRINCIPAL UNPAID AT
                                                                      CLOSE OF PERIOD
                                                              ------------------------------      AMOUNT
                                                                                SUBJECT TO       MORTGAGE
                             PRIOR       CARRYING AMOUNT                        DELINQUENT         BEING           WEIGHTED AVERAGE
  DESCRIPTION                LIENS       OF MORTGAGES(2)          TOTAL         INTEREST(3)    FORECLOSED(3)        INTEREST RATE
- ---------------------------  -----       ------------------   ---------------   -----------   ---------------    -------------------


 $    -0- - $   49,999(      None           $      321,000      $      321,000   $   105,000  $          -               7.16%
  51)......................
 $ 50,000 - $   99,999(      None                5,615,000           4,670,000       154,000             -               6.28%
  65)......................
 $100,000 - $  149,999(      None               26,287,000          24,097,000       665,000             -               6.08%
  203).....................
 $150,000 - $  199,999(      None               58,931,000          55,915,000       389,000             -               5.90%
  336).....................
 $200,000 - $                None              406,506,000         398,019,000    10,889,000     4,109,000               6.32%
  249,999(1,797)...........
 $250,000 - $                None              296,521,000         318,147,000     6,594,000     3,324,000               6.27%
  299,999(1,082)...........
 $300,000 - $  349,999(      None              198,972,000         194,115,000     5,774,000     2,227,000               6.21%
  615).....................
 $350,000 - $  399,999(      None              133,135,000         133,135,000     5,571,000     3,363,000               6.11%
  356).....................
 $400,000 - $  449,999(      None               79,529,000          78,698,000     3,002,000     2,154,000               6.35%
  187).....................
 $450,000 - $  499,999(      None               61,106,000          61,106,000     4,348,000     2,423,000               6.14%
  128).....................
 $500,000 - $1,500,000(      None              189,930,000         188,630,000     7,667,000     2,499,000               6.07%
  316).....................                 ---------------     ---------------  -----------   -----------
                                             1,456,853,000      $1,456,853,000   $45,158,000   $20,099,000
                                                                ==============   ===========   ===========
      Plus premium

      Less unrealized loss on mortgage           2,233,000
       loans included in debt securities       (33,673,000)
                                            --------------
                                            $1,425,413,000
                                            ==============




See accompanying notes to Schedule XII.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                             NOTES TO SCHEDULE XII



(1) Mortgage loans at December 31, 1994 consisted of single-family, conventional, first mortgage loans. The Company classifies its mortgage loans by term and interest rate characteristics. Fixed-rate mortgage loans
    (i) have fixed rates of interest for their entire terms or (ii) have an initial fixed-rate period of ten years after origination and then adjust annually based on a specified margin over 1-year United States Treasury Securities ("1-year Treasuries"). Medium-term mortgage loans (i) have an initial fixed-rate period of three or five years after origination and then adjust annually based on a specified margin over 1-year Treasuries or (ii) have initial interest rates then adjust one time, approximately five years following origination of the mortgage loan, based on a specified margin over the Federal National Mortgage Association ("FNMA") yields for 30-year, fixed-rate commitments at the time of adjustment. Adjustable-rate mortgage loans either (i) adjust semi-annually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR") or (ii) adjust annually based on a specified margin over 1-year Treasuries. Principal amount of mortgage loans in the portfolio totaling $55,464,000, or 3.9 percent, were fixed-rate loans; $481,634,000, or 33.8 percent, were medium-term loans; and $888,315,000, or 62.3 percent, were adjustable-rate loans.

(2)  Reconciliation of mortgage loans:

   Balance at December 31, 1993..........                 $2,439,370,000
     Additions:
      Purchases of mortgage loans........  1,935,136,000
      Amortization of discount...........         58,000   1,935,194,000
                                           -------------  --------------
                                                           4,374,564,000
     Deductions:
      Principal collections..............    227,117,000
      Unrealized loss on mortgage loans
       included in debt securities.......     33,673,000
      Mortgage loans transferred to
       mortgage securities collateral....  2,688,361,000   2,949,151,000
                                           -------------  --------------

   Balance at December 31, 1994..........                 $1,425,413,000
                                                          ==============

(3) Consists of all mortgage loans delinquent 90 days or more. Note that of the amount of principal unpaid at the close of the period that is subject to delinquent principal, $41.1 million is covered by mortgage pool insurance that effectively limits the Company's loss. Similarly, $19.2 million of the amount of mortgages being foreclosed is covered by pool insurance. For a discussion of the Company's exposure to possible loan losses, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 on page 36 under the caption "Note I - Allowance for Possible Losses".

(4) Interest due and accrued at the end of the period and interest income earned applicable to the period for each of the categories presented above is not available without unreasonable effort or expense and therefore has been omitted in accordance with Rule 12-23 of Regulation S-X. Total accrued interest for the above listed mortgage loans totaled $7,911,000 at December 31, 1994.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                       NOTES TO SCHEDULE XII - CONTINUED

(5) The geographic distribution of the Company's portfolio at December 31, 1994 was as follows:

                                                NUMBER        PRINCIPAL
STATE                                          OF LOANS        AMOUNT
- -------------------------------------------  ------------  --------------

   Alabama.................................           16   $    4,713,000
   Arizona.................................           55       13,077,000
   Arkansas................................            2          548,000
   California..............................        3,430      974,241,000
   Colorado................................           91       24,549,000
   Connecticut.............................           25        7,795,000
   Delaware................................            7        1,959,000
   District of Columbia....................           31        9,269,000
   Florida.................................          181       54,955,000
   Georgia.................................          182       50,011,000
   Hawaii..................................            8        3,035,000
   Idaho...................................            2          212,000
   Illinois................................           43       11,001,000
   Indiana.................................            4          438,000
   Kansas..................................            4        1,444,000
   Kentucky................................            2          358,000
   Louisiana...............................           22        6,508,000
   Maryland................................          132       39,291,000
   Massachusetts...........................           24        6,387,000
   Michigan................................           69       21,107,000
   Minnesota...............................            3          492,000
   Mississippi.............................            1          103,000
   Missouri................................            9        3,651,000
   Nebraska................................            5        1,636,000
   Nevada..................................           20        3,952,000
   New Hampshire...........................            1          230,000
   New Jersey..............................          100       27,949,000
   New Mexico..............................           47       14,291,000
   New York................................           43       13,297,000
   North Carolina..........................            9        2,499,000
   Ohio....................................           11        3,070,000
   Oklahoma................................           19        5,105,000
   Oregon..................................            5          642,000
   Pennsylvania............................           49       14,609,000
   South Carolina..........................            5        1,533,000
   Tennessee...............................            3          513,000
   Texas...................................          216       57,937,000
   Utah....................................           19        4,561,000
   Vermont.................................            4        1,333,000
   Virginia................................          176       53,208,000
   Washington..............................           56       14,462,000
   West Virginia...........................            1          104,000
   Wisconsin...............................            4          778,000
                                             -----------   --------------
                                                            1,456,853,000

   Plus premium............................                     2,233,000
   Less unrealized loss on mortgage loans
    included in debt securities............                   (33,673,000)
                                                           --------------

            Total..........................        5,136   $1,425,413,000
                                             ===========   ==============

                                 EXHIBIT INDEX


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                                                                                  PAGE
- -------                                                                             ------------
 3.1 (a) Charter of the Company, which includes Articles of Incorporation,
         Articles Supplementary for each outstanding Series of Preferred Stock and all other amendments to such Articles of Incorporation(5)
 3.1 (b) Articles Supplementary ($1.26 Cumulative Convertible Preferred Stock,
         Series B)(4)
 3.2     Bylaws of the Company, as amended(5)
10.17    Amendment to Management Agreement dated March 31, 1993, between the
         Registrant and Capstead Advisers, Inc.(5)
10.18    Second Amendment to Management Agreement dated September 3, 1993, between the Registrant and Capstead Advisers, Inc.(6)
10.19    Stock Option Agreement, dated June 16, 1992, between the Company and
         Lomas Financial Corporation(5)
10.20    Form of Loan Sale Agreement(3)
10.21    1990 Employee Stock Option Plan(1)
10.22    1990 Directors' Stock Option Plan(2)
10.23    Employment Agreement dated August 1, 1992 between Capstead Mortgage
         Corporation and Ronn K. Lytle(4)
10.24    Restricted Stock Grant Agreement dated August 1, 1992 between Capstead
         Mortgage Corporation and Ronn K. Lytle(4)
10.25    1994 Flexible Long Term Incentive Plan*
10.26    1994 Capstead Inc. Restricted Stock Plan*
10.27    Capstead Mortgage Corporation Deferred Compensation Plan*
10.28    Summary of Employment Agreement dated December 9, 1993 between Capstead
         Mortgage Corporation and Christopher T. Gilson*
11       Computation of per share earnings*
12       Computation of ratio of earnings to combined fixed charges and preferred stock dividends*
13       Portions of the Annual Report to Stockholders of the Company for the year ended December 31, 1994*
21       List of subsidiaries of the Company*
23       Consent of Ernst & Young LLP, Independent Auditors*
27       Financial Data Schedule (electronic filing only)*


- ------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40016) dated April 29, 1991.
(2) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991.
(3) Incorporated by reference to Amendment No. 1 on Form 8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
(5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-62212) dated May 6, 1993.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
 *  Filed herewith.