Form 10-Q
period 1995-03-31
CAPSTEAD MORTGAGE CORP
filed 1995-05-15
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 -----
        EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ------
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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)                      15,316,786 as of May 8, 1995

================================================================================

                         CAPSTEAD MORTGAGE CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1995


                                     INDEX


                                                                    PAGE
                                                                    ----
                        PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements

 Consolidated Balance Sheet - March 31, 1995 and December 31, 1994..   3

 Consolidated Statement of Income - Quarter Ended
  March 31, 1995 and 1994...........................................   4

 Consolidated Statement of Cash Flows - Quarter Ended
  March 31, 1995 and 1994...........................................   5

 Notes to Consolidated Financial Statements.........................   6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...............  10

ITEM 4. Submission of Matters to a Vote of Security Holders.........  17

                          PART II. - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K ...........................  17

SIGNATURES..........................................................  18

                        PART I. -- FINANCIAL INFORMATION
                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


ITEM 1. FINANCIAL STATEMENTS

                                            MARCH 31, 1995   DECEMBER 31, 1994
                                            ---------------  ------------------
                                              (UNAUDITED)

ASSETS
 Mortgage securities collateral                 $5,232,210          $5,270,103
 Mortgage investments                            3,377,449           3,305,984
                                                ----------          ----------
                                                 8,609,659           8,576,087
 Less allowance for possible losses                 (6,474)             (7,354)
                                                ----------          ----------
                                                 8,603,185           8,568,733

 Cash and cash equivalents                          27,720              21,741
 Prepaids, receivables and other                    66,205              70,415
 Mortgage servicing rights and excess
  servicing receivables                            307,829             282,969
                                                ----------          ----------
                                                $9,004,939          $8,943,858
                                                ==========          ==========

LIABILITIES
 Collateralized mortgage securities             $4,996,129          $5,102,145
 Short-term borrowings                           3,350,906           3,190,582
 Accounts payable and accrued expenses              13,322              11,568
 Mortgage servicing acquisitions payable            27,840              75,888
                                                ----------          ----------
                                                 8,388,197           8,380,183
                                                ----------          ----------

STOCKHOLDERS' EQUITY
 Preferred stock - $0.10 par value;
  100,000 shares authorized:
   $1.60 Cumulative Preferred Stock,
     Series A, 620 and 623 shares
     issued and outstanding ($10,168
     aggregate liquidation preference)               8,685               8,720
   $1.26 Cumulative Convertible
     Preferred Stock, Series B, 30,355
     and 30,277 shares issued and
     outstanding ($345,440 aggregate
     liquidation preference)                       326,051             324,779
 Common stock - $0.01 par value; 100,000
  shares authorized; 15,306 and 15,304
  shares issued and outstanding                        153                 153
 Paid-in capital                                   310,801             310,766
 Undistributed income (deficit)                     (2,171)             (2,228)
 Unrealized loss on debt and equity
  securities                                       (26,777)            (78,515)
                                                ----------          ----------
                                                   616,742             563,675
                                                ----------          ----------
                                                $9,004,939          $8,943,858
                                                ==========          ==========


See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       QUARTER ENDED
                                                          MARCH 31
                                                    --------------------
                                                      1995       1994
                                                    ---------  ---------
INTEREST INCOME:
 Mortgage securities collateral                     $ 98,352   $ 81,465
 Mortgage investments                                 53,747     44,269
                                                    --------   --------
   Total interest income                             152,099    125,734
                                                    --------   --------
INTEREST AND RELATED EXPENSES:
 Collateralized mortgage securities                   94,185     77,075
 Short-term borrowings                                48,214     21,134
 Mortgage insurance and other                          2,928      3,957
 Provision for possible losses                           600        500
                                                    --------   --------
   Total interest and related expenses               145,927    102,666
                                                    --------   --------
     Net margin on mortgage assets                     6,172     23,068
                                                    --------   --------
MORTGAGE SERVICING REVENUES:
 Servicing fees                                       14,415      2,336
 Other                                                 2,775        121
                                                    --------   --------
   Total mortgage servicing revenues                  17,190      2,457
                                                    --------   --------
MORTGAGE SERVICING EXPENSES:
 Salaries and related costs                              991        288
 General, administrative and other                     2,478        250
 Amortization of mortgage servicing rights and
  excess servicing receivables                         4,251        737
                                                    --------   --------
   Total mortgage servicing expenses                   7,720      1,275
                                                    --------   --------
     Net margin on mortgage servicing operations       9,470      1,182
                                                    --------   --------
OTHER REVENUES:
 Gain on sales                                         1,300      1,999
 CMO administration                                      983        834
 Other                                                   319        227
                                                    --------   --------
   Total other revenues                                2,602      3,060
                                                    --------   --------
OTHER EXPENSES:
 Salaries and related costs                            1,875      2,420
 General and administrative                            1,003      1,421
                                                    --------   --------
   Total other expenses                                2,878      3,841
                                                    --------   --------
NET INCOME                                          $ 15,366   $ 23,469
                                                    ========   ========
Net income                                          $ 15,366   $ 23,469
Less cash dividends on preferred stock                (9,798)    (9,680)
                                                    --------   --------

Net income available to common stockholders         $  5,568   $ 13,789
                                                    ========   ========
NET INCOME PER SHARE:
 Primary                                               $0.36   $   0.90
 Fully diluted                                             *       0.88
CASH DIVIDENDS PAID PER SHARE:
 Common                                                 0.36       0.83
 Series A preferred                                     0.40       0.40
 Series B preferred                                     0.32       0.32

* FULLY DILUTED EARNINGS PER SHARE IS NOT PRESENTED FOR THE QUARTER ENDED MARCH 31, 1995 BECAUSE THE EFFECT OF CONVERTING POTENTIALLY DILUTIVE SECURITIES IS ANTIDILUTIVE.

See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                          QUARTER ENDED
                                                                             MARCH 31
                                                                   --------------------------
                                                                       1995           1994
                                                                   -----------    -----------
OPERATING ACTIVITIES:
 Net income                                                        $  15,366      $    23,469
 Noncash items:
   Amortization of discount and premium                                2,355            1,212
   Amortization of mortgage servicing rights and
    excess servicing receivables                                       4,251              737
   Depreciation and other amortization                                   616              412
   Provision for possible losses                                         600              500
 Net change in prepaids, receivables, other assets,
  accounts payable and accrued expenses                                5,485            1,085
 Net gain from investing activities                                   (1,300)          (1,999)
                                                                   ---------      -----------
    Net cash provided by operating activities                         27,373           25,416
                                                                   ---------      -----------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral                                 82,949          577,747
  Decrease (increase) in accrued interest receivable                     998           (4,829)
   (Increase) decrease in short-term investments                      (8,415)          84,103
 Purchases of mortgage loans                                         (34,776)      (1,075,639)
 Purchases of agency securities                                     (131,778)        (216,387)
 Purchase of equity securities                                             -           (3,623)
 Purchases of other mortgage securities                              (75,365)               -
 Purchases of mortgage servicing rights and excess
   servicing receivables                                             (29,111)         (59,571)
 Principal collections on mortgage investments                        82,829           80,544
 Proceeds from sales of mortgage assets                              100,937           19,396
                                                                   ---------      -----------
    Net cash used by investing activities                            (11,732)        (598,259)
                                                                   ---------      -----------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Issuance of securities                                                   -        1,611,841
  Principal payments on securities                                  (108,973)        (669,487)
  Increase in accrued interest payable                                 1,072            2,206
 Capital stock transactions                                            1,272            1,926
 Dividends paid                                                      (15,309)         (22,317)
 (Decrease) increase in mortgage servicing
  acquisitions payable                                               (48,048)          36,480
 Increase (decrease) in short-term borrowings                        160,324         (364,993)
                                                                   ---------      -----------
   Net cash (used) provided by financing activities                   (9,662)         595,656
                                                                   ---------      -----------

Net increase in cash and cash equivalents                              5,979           22,813
Cash and cash equivalents at beginning of period                      21,741           87,760
                                                                   ---------      -----------

Cash and cash equivalents at end of period                         $  27,720      $   110,573
                                                                   =========      ===========

See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1995 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. Certain amounts for prior periods have been reclassified to conform to the 1995 presentation.

NOTE B - MORTGAGE INVESTMENTS

Mortgage investments and the related average effective interest rates (calculated excluding unrealized gains and losses) were as follows (dollars in thousands):

                                                 AS OF          QUARTER ENDED
                                               MARCH 31            MARCH 31
                                        ----------------------  ---------------
                                           1995        1994      1995     1994
                                        ----------  ----------  -------  ------

MORTGAGE LOANS HELD FOR SALE            $    4,833  $        -    9.46%      -%
MORTGAGE LOAN PORTFOLIO:
 Fixed-rate mortgage loans                   5,695     700,780    7.89    6.73
 Medium-term mortgage loans                  2,991      71,718    7.93    6.51
 Adjustable-rate mortgage loans                265     143,155    6.11    4.48
AAA-RATED PRIVATE MORTGAGE PASS-
 THROUGH SECURITIES PORTFOLIO:
 Fixed-rate mortgage securities              1,914           -    8.58       -
 Medium-term mortgage securities           467,562     414,467    6.97    6.89
 Adjustable-rate mortgage securities       882,633     457,395    6.48    5.18
AGENCY SECURITIES PORTFOLIO:
 Fixed-rate mortgage securities            503,011     504,453    6.35    6.44
 Adjustable-rate mortgage securities     1,142,001     114,714    5.67    3.97
 Notes                                     366,544           -    6.90       -
                                        ----------  ----------    ----    ----
                                        $3,377,449  $2,406,682    6.33%   6.37%
                                        ==========  ==========    ====    ====

The Company classifies its mortgage investments by term and interest rate characteristics of the underlying mortgage loans. Fixed-rate mortgage investments (i) have fixed rates of interest for their entire terms, or (ii) have an initial fixed rate period of ten years after origination and then adjust annually based on a specified margin over 1-year United States Treasury Securities ("1-year Treasuries"). Medium-term mortgage investments (i) have an initial fixed-rate period of three or five years after origination and then adjust annually based on a specified margin over 1-year Treasuries or (ii) have initial interest rates that adjust one time, approximately five years following origination of the mortgage loan, based on a specified margin over the Federal National Mortgage Association ("FNMA") yields for 30-year fixed-rate commitments at the time of adjustment. Adjustable-rate mortgage investments either (i) adjust semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), or (ii) adjust annually based on a specified margin over 1-year Treasuries. Fixed-rate and adjustable-rate mortgage agency securities consist of mortgage-backed securities issued by government-sponsored entities, either the Federal Home Loan Mortgage Corporation ("FHLMC"), FNMA or the Government National Mortgage Association ("GNMA"). Agency notes are unsecured, fixed-rate notes issued by FNMA, FHLMC, or the Federal Home Loan Bank Board ("FHLBB") and mature in 1997. Some agency notes may be redeemed earlier by FNMA, FHLMC or FHLBB.

At March 31, 1995 the AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") and the agency securities were pledged to secure short-term borrowings.

NOTE C - NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and average effective interest rates for the quarter ended March 31, 1995 compared to the same period in 1994 (dollars in thousands):

                                               QUARTER ENDED MARCH 31
                                       --------------------------------------
                                              1995                1994
                                       ------------------  ------------------
                                        AMOUNT   AVERAGE    AMOUNT   AVERAGE
                                       --------  --------  --------  --------
Interest income:
 Mortgage securities collateral        $ 98,352     7.57%  $ 81,465     7.89%
 Mortgage investments                    53,747     6.33     44,269     6.37
                                       --------            --------
   Total interest income                152,099             125,734
                                       --------            --------
Interest expense:
 Collateralized mortgage securities      94,185     7.57     77,075     7.66
 Short-term borrowings                   48,214     5.96     21,134     3.63
                                       --------            --------
   Total interest expense               142,399              98,209
                                       --------            --------
Net interest                           $  9,700            $ 27,525
                                       ========            ========

The following table summarizes changes in interest income and interest expense due to changes in effective interest rates versus changes in volume for the quarter ended March 31, 1995 compared to the same period in 1994 (in thousands):

                                         RATE*    VOLUME*    TOTAL
                                       ---------  -------  ---------
Interest income:
 Mortgage securities collateral        $ (3,455)  $20,342  $ 16,887
 Mortgage investments                      (287)    9,765     9,478
                                       --------   -------  --------
  Total interest income                  (3,742)   30,107    26,365
                                       --------   -------  --------
Interest expense:
 Collateralized mortgage securities        (977)   18,087    17,110
 Short-term borrowings                   16,864    10,216    27,080
                                       --------   -------  --------
  Total interest expense                 15,887    28,303    44,190
                                       --------   -------  --------
Net interest                           $(19,629)  $ 1,804  $(17,825)
                                       ========   =======  ========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

NOTE D - DISCLOSURES REGARDING FAIR VALUES OF DEBT AND EQUITY SECURITIES

The estimated fair values of debt and equity securities have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following tables summarize available-for-sale and held-to-maturity debt and equity securities as of March 31, 1995 and December 31, 1994 (in thousands):

MARCH 31, 1995:                    AVAILABLE-FOR-SALE DEBT AND EQUITY SECURITIES
                                   ---------------------------------------------
                                                 GROSS       GROSS
                                               UNREALIZED  UNREALIZED    FAIR
                                      COST       GAINS       LOSSES      VALUE
                                   ----------  ----------  ----------  ---------
Debt securities:
 Mortgage Pass-Throughs:
  Fixed-rate mortgage
   securities                      $    1,896    $   18    $      -  $    1,914
  Medium-term mortgage
   securities                          30,302         -       8,906      21,396
  Adjustable-rate mortgage
   securities                         887,254         -       4,621     882,633
 Agency securities:
  Adjustable-rate mortgage
   securities                       1,155,840         -      13,839   1,142,001
  Notes                                32,548       289           -      32,837
 Other mortgage securities             85,095     1,710       1,190      85,615
                                   ----------    ------    --------  ----------
   Total debt securities            2,192,935     2,017      28,267   2,166,396
Equity securities                       1,113         -         238         875
                                   ----------    ------    --------  ----------
                                   $2,194,048    $2,017    $ 28,794  $2,167,271
                                   ==========    ======    ========  ==========

                                        HELD-TO-MATURITY DEBT SECURITIES
                                   ---------------------------------------------
                                                 GROSS         GROSS
                                               UNREALIZED   UNREALIZED   FAIR
                                      COST       GAINS       LOSSES      VALUE
                                   ----------  ----------   ----------  -------
Medium-term Mortgage Pass-
 Throughs                          $  446,166    $    -    $    354  $  445,812
Agency securities:
 Fixed-rate mortgage securities       503,011         -      44,065     458,946
 Notes                                333,707         -       2,286     331,421
Mortgage securities collateral      5,146,595     5,439      59,634   5,092,400
                                   ----------    ------    --------  ----------
                                   $6,429,479    $5,439    $106,339  $6,328,579
                                   ==========    ======    ========  ==========

DECEMBER 31, 1994:                 AVAILABLE-FOR-SALE DEBT AND EQUITY SECURITIES
                                   ---------------------------------------------
                                                 GROSS         GROSS
                                               UNREALIZED   UNREALIZED    FAIR
                                      COST       GAINS        LOSSES      VALUE
                                   ----------  ----------   ----------  --------
Debt securities:
 Mortgage Pass-Throughs:
  Fixed-rate mortgage
   securities                      $      427    $    -    $     18  $      409
  Medium-term mortgage
   securities                           9,054         -       9,054           -
  Adjustable-rate mortgage
   securities                         780,224         -      24,601     755,623
 Adjustable-rate mortgage
  agency securities                 1,088,252         -      45,391   1,042,861
 Other mortgage securities             10,369     1,734         810      11,293
                                   ----------    ------    --------  ----------
   Total debt securities            1,888,326     1,734      79,874   1,810,186
Equity securities                       1,113         -         375         738
                                   ----------    ------    --------  ----------
                                   $1,889,439    $1,734    $ 80,249  $1,810,924
                                   ==========    ======    ========  ==========


                                         HELD-TO-MATURITY DEBT SECURITIES
                                   --------------------------------------------
                                                 GROSS       GROSS
                                               UNREALIZED  UNREALIZED    FAIR
                                      COST       GAINS      LOSSES       VALUE
                                   ----------  ----------  ----------   --------
Medium-term mortgage
 Pass-Throughs                     $  459,874    $    -    $ 12,342   $  447,532
Agency securities:
 Fixed-rate mortgage securities       504,023         -      62,586      441,437
 Notes                                333,687         -       9,690      323,997
Mortgage securities collateral      5,258,810     7,159      61,700    5,204,269
                                   ----------    ------    --------   ----------
                                   $6,556,394    $7,159    $146,318   $6,417,235
                                   ==========    ======    ========   ==========

The fair value of debt and equity securities was estimated using either (i) quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements, (ii) offer prices by the Company for similar mortgage assets, or (iii) expected securitization results. Mortgage securities collateral has been permanently financed through the issuance of collateralized mortgage securities and, as a result, the exposure to changes in the fair value of the underlying assets (and liabilities) is limited. For this reason, the table above presents the fair value of the net projected cash flows of the mortgage securities collateral after payments on the related collateralized mortgage securities discounted at market rates and prepayment assumptions.

The maturity of the Company's mortgage assets is directly affected by the rate of principal prepayments by mortgagors and redemptions by issuers, including the Company, of remaining debt securities outstanding (referred to as "clean-up calls"). As a result, the actual maturity of the Company's mortgage assets usually occurs well in advance of stated maturities. The Company anticipates that through prepayments and exercising clean-up calls, a significant portion of its higher cost collateralized mortgage securities will be retired within the next several years and a residual amount of high coupon mortgage securities collateral will be released and can be sold or continued to be held as investments. Included in mortgage securities collateral is $3,697,000 and $4,646,000 of collateral released from the related indentures as of March 31, 1995 and December 31, 1994, respectively. During the three months ended March 31, 1995, $35,893,000 of mortgage securities collateral previously released from the related indentures pursuant to clean-up calls was sold at gross realized gains aggregating $966,000. Similar sales aggregating $17,397,000, which resulted in gross realized gains of $1,999,000, occurred during the quarter ended March 31, 1994. No other sales of debt or equity securities occurred during these periods. Net adjustments to unrealized holding gains (losses) on available-for-sale securities included as a separate component of stockholders' equity totaled $51,738,000 and ($4,006,000) during the quarters ended March 31, 1995 and 1994, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
- -------------------

Purchase and commitment volumes have fallen significantly from previous year levels due to the increase in mortgage interest rates in 1994 and corresponding declines in mortgage loan originations. Although mortgage interest rates have declined since early February 1995, origination levels have not yet increased appreciably. As a result the Company purchased only 133 mortgage loans totaling $35 million during the quarter ended March 31, 1995 compared to purchases of 3,632 mortgage loans totaling $1.1 billion during the same period in 1994. Purchases for the fourth quarter of 1994 were 429 mortgage loans totaling $104 million.

To meet the challenges of a smaller mortgage loan origination market in 1995, the Company has implemented a strategy of selling individual mortgage loans to private investors shortly after the commitment to purchase, instead of accumulating $100 million or more of similar mortgage loans for an efficient securitization (typically a publicly offered collateralized mortgage obligation or "CMO"). This strategy allows the Company to offer more competitive pricing and reduces market risk associated with accumulating and securitizing jumbo mortgage loans. During the quarter ended March 31, 1995, $64 million of mortgage loans were sold. These sales, together with the formation of $160 million of AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") and low purchase volume, has substantially reduced holdings of mortgage loans.

Of the $160 million of Mortgage Pass-Throughs formed during the quarter ended March 31, 1995, $137 million were backed by adjustable-rate mortgage ("ARM") loans. In addition to reducing exposure to fraud and credit risk, a primary benefit of pooling mortgage loans into Mortgage Pass-Throughs is the improved liquidity of AAA-rated securities over that of individual loans. As a result, when securing short-term borrowings, the Company is able to negotiate more favorable terms. The Company plans to continue to retain a large portfolio of primarily ARM Mortgage Pass-Throughs.

The Company increased its ARM investments to over $2 billion at March 31, 1995 by purchasing $100 million of ARM agency securities. The Company also added approximately $32 million of fixed-rate unsecured agency notes to its portfolio of fixed-rate agency securities.

During the quarter ended March 31, 1995, the Company did not issue any CMOs; however, the Company did acquire approximately $75 million of FNMA trust interest-only securities thus increasing the CMO investment portfolio to approximately $236 million at March 31, 1995, compared to a portfolio of approximately $168 million at December 31, 1994 and $135 million at March 31, 1994.

The mortgage servicing portfolio (excluding pending transfers) increased during the quarter to $19.2 billion with a weighted average interest rate of 7.24% and earning an average annual service fee excluding ancillary revenue and earnings on escrows (the "Average Service Fee") of 30.74 basis points. The March 31, 1995 balance of mortgage servicing rights and excess servicing receivables ("servicing assets") related to this portfolio was approximately $279 million (145 basis points, or a 4.72 multiple of the Average Service Fee). Annualized portfolio runoff, consisting of prepayments and scheduled payments on mortgage loans serviced, was a low 6.15% for the quarter, due to the low weighted average interest rate of the mortgage servicing portfolio compared to prevailing mortgage interest rates. In addition, pending transfers as of quarter-end totaled another $1.8 billion of mortgage servicing with a weighted average interest rate of 7.69% and earning an Average Service Fee of
29.9 basis points. At an average cost of 160.9 basis points, these servicing assets are being acquired at a 5.4 multiple of the Average Service Fee. The Company should end the second quarter of 1995 with a mortgage servicing portfolio of nearly $21 billion. The Company currently plans to grow the mortgage servicing portfolio to more than $25 billion by the end of 1995.

The following table summarizes the Company's utilization of capital as of March 31, 1995 (in thousands):

                                                                        CAPITAL
                                            ASSETS      BORROWINGS      EMPLOYED
                                          ----------  --------------    --------

Mortgage loans held for sale              $    4,833   $        -       $  4,833
Mortgage loan portfolio:
 Fixed-rate mortgage loans                     5,695            -          5,695
 Medium-term mortgage loans                    2,991            -          2,991
 Adjustable-rate mortgage loans                  265            -            265
Mortgage Pass-Through portfolio:
 Fixed-rate mortgage securities                1,914        1,843             71
 Medium-term mortgage securities             467,562      444,176         23,386
 Adjustable-rate mortgage securities         882,633      847,270         35,363
Agency securities portfolio:
 Fixed-rate mortgage securities              503,011      454,055         48,956
 Adjustable-rate mortgage securities       1,142,290    1,117,846         24,444
 Notes                                       366,255      366,088            167
CMO investment portfolio                   5,232,210    5,115,757/(A)/   116,453
Mortgage servicing rights and excess
 servicing receivables                       307,829       27,840/(B)/   279,989
                                          ----------   ----------       --------
                                          $8,917,488   $8,374,875        542,613
                                          ==========   ==========
Other assets, net of other liabilities                                    74,129
                                                                        --------
Total stockholders' equity                                              $616,742
                                                                        ========

(A) INCLUDES APPROXIMATELY $120 MILLION OF RELATED SHORT-TERM BORROWINGS.
(B) REPRESENTS AMOUNTS OWED UNDER CONTRACTS FOR BULK PURCHASES OF MORTGAGE SERVICING RIGHTS AND EXCESS SERVICING RECEIVABLES.

A significant impact of the rise in mortgage interest rates in 1994 was a corresponding decline in value of most of the Company's mortgage assets (excluding servicing rights). The decline in intermediate- and long-term interest rates since early February 1995 has restored much of the value to these assets. The effect is most apparent on the $2.2 billion of mortgage assets and equity securities held-available-for-sale at March 31, 1995 where the unrealized loss declined to $26.8 million compared to $78.5 million at December 31, 1995. These losses will only be realized if the related assets are sold. The Company has no interest in selling these assets under current market conditions.
Changes in value and ongoing market value risk associated with remaining mortgage securities will not have a direct impact on the earnings of the Company as these assets are classified as held-to-maturity and can only be sold under very limited circumstances.

RESULTS OF OPERATIONS
- ---------------------

Comparative net operating results (interest income or fee revenues, net of related interest expense or direct operating costs), by source, were as follows (in thousands, except percentages and per share amounts):

                                               QUARTER ENDED
                                                 MARCH 31
                                          -----------------------
                                            1995            1994
                                          -------         -------
Mortgage loans                            $   715         $13,570
Mortgage Pass-Throughs                      1,525           4,777
Agency securities                           2,925           3,889
CMO investments                             1,607           1,332
Mortgage servicing                          9,470           1,182
Gain from sales                             1,300           1,999
CMO administration                            983             834
Other income                                  319             227
                                          -------         -------
 Contribution to income                    18,844          27,810
Provision for possible losses                 600             500
General and administrative expenses         2,878           3,841
                                          -------         -------
  Net income                              $15,366         $23,469
                                          =======         =======
Net income per share:
 Primary                                    $0.36         $  0.90
 Fully diluted                                  *            0.88
Return on average stockholders' equity       9.54%          14.60%

* FULLY DILUTED EARNINGS PER SHARE IS NOT PRESENTED FOR THE QUARTER ENDED MARCH 31, 1995 BECAUSE THE EFFECT OF CONVERTING POTENTIALLY DILUTIVE SECURITIES IS ANTIDILUTIVE.

Operating results for the quarter ended March 31, 1995 declined nearly 35% from those achieved in the first quarter of 1994 and over 22% from the $19,813,000 earned the fourth quarter of 1994. The Federal Reserve, in a series of moves beginning February 4, 1994, raised short-term interest rates 3 percentage points, including a 3/4 of 1% increase in November 1994 and another 1/2 of 1% in February 1995. These increases resulted in corresponding increases in the Company's borrowing costs which had the effect of substantially reducing the Company's net interest spread on mortgage investments. However, since February 1995, intermediate- and long-term interest rates have declined considerably in response to a spate of economic indicators suggesting a slowing of the U.S. economy. While this significant decrease in rates has not effected the Company's borrowing costs, there is a growing consensus that the economic slowdown may be sufficient to convince the Federal Reserve not to increase short-term interest rates further this business cycle. Should the Company's borrowing costs remain stable, the net interest spread on mortgage investments will widen as interest rates on ARM investments adjust higher (see "Effects of Interest Rate Changes").

The net interest spread earned from mortgage loans contributed significantly less to current quarter net operating results than in the first quarter of 1994 due primarily to significantly lower average holdings of mortgage loans during the current period. Average holdings in the current quarter were $154 million, compared to the $1.4 billion held during the same quarter of 1994. Lower mortgage loan purchase volume, particularly in the latter part of 1994 and in the current quarter, along with 1994 CMO issuances, the formation of Mortgage Pass-Throughs and $64 million of sales in the current quarter have substantially reduced holdings of mortgage loans. This reflects the Company's current position of significantly reducing market risk associated with aggregating and securitizing jumbo mortgage loans (see the discussion above under "Financial Condition"). Higher short-term borrowing costs were also a factor in lower current quarter earnings with an average cost of 6.46% in the current quarter compared to 3.91% in the first quarter of 1994.

Mortgage Pass-Throughs contributed less to current quarter net operating results compared to the same period in 1994 primarily due to higher borrowing costs offset somewhat by higher yields and a higher average portfolio outstanding. Borrowing costs for this portfolio averaged 6.21% for the quarter ended March 31, 1995, compared to 3.59% for the same period in 1994. Mortgage Pass-Through yields were higher at 6.66% for the quarter ended March 31, 1995, compared to 5.95% for the same period in 1994 due primarily to the rise in ARM Mortgage Pass-Through yields as the underlying ARM loans reset periodically (see "Effects of Interest Rate Changes"). The average portfolio outstanding was nearly $1.3 billion for the quarter ended March 31, 1995, compared to $891 million for the same period in 1994. The increase was the result of the formation of nearly $1 billion of Mortgage Pass-Throughs since April 1, 1994, offset by portfolio runoff and a $350 million CMO issuance late 1994 that was secured largely by fixed-rate Mortgage Pass-Throughs.

Agency securities contributed less to current quarter net operating results compared to the same period in 1994 despite a sizable increase in average portfolio outstanding due to lower agency security yields (6.07% in the current quarter compared to 6.44% in the same quarter of the prior year) and higher short-term borrowing costs (5.81% in the current quarter compared to 3.08% in the same quarter of the prior year). Lower yields were due to investments made mid-1994 in newly issued ARM securities that had not yet reset to a fully-indexed rate (either the 1-year treasury rate or 6-month LIBOR, i.e. "teaser-rate ARM securities"). These teaser-rate ARM securities produced an average yield of 5.49% during the quarter, 51 basis points less than related borrowing costs. This negative spread reflects the rapid rise in short-term interest rates late in 1994 well in excess of upward adjustments in the interest rates on ARM securities. Yields on these securities improved 50 basis points during the current quarter and are expected to continue to improve in future quarters (see "Effects of Interest Rate Changes"). The average agency securities portfolio outstanding was nearly $2.0 billion for the quarter ended March 31, 1995, compared to $455 million for the same period in 1994. The increase was the result of the acquisition of nearly $1.2 billion of ARM securities and $366 million of fixed-rate unsecured agency notes since April 1, 1994.

CMO investments contributed more to net operating results during the quarter ended March 31, 1995 than in the same period in 1994 primarily due to the acquisition in the current quarter of approximately $75 million of FNMA trust interest-only securities. Additionally, prepayments on mortgage securities collateral were still relatively high in the first quarter of 1994 due to refinancing activity. During the quarter ended March 31, 1995, the Company received principal collections on mortgage securities collateral totaling $83 million, compared to $578 million of runoff in the same period in 1994. Lower levels of prepayments has the effect of lowering amortization of bond discounts and improving operating results.

The mortgage servicing operation continues grow. The first quarter of 1994 was the first profitable quarter for mortgage servicing since commencing operations in March 1993. Revenues have increased to over $17 million in the current quarter compared to approximately $2.5 million the first quarter of 1994. Direct operating costs have also increased, but not to the same extent as revenues, which is reflective of efficiencies being gained in the servicing process as the servicing portfolio continues to grow. Amortization of servicing assets amounted to $4.3 million during the current quarter, representing an annual rate consistent with portfolio runoff.

During the quarter ended March 31, 1995, the Company sold $36 million of mortgage securities collateral previously released from CMOs pursuant to "clean-up calls" and $64 million of mortgage loans either acquired during the quarter or previously held in the mortgage loan portfolio recognizing gains aggregating $1.3 million. During the quarter ended March 31, 1994, the Company sold $17 million of released mortgage securities collateral recognizing gains aggregating $2.0 million.

General and administrative expenses were lower for the first quarter of 1995 compared to the same period in 1994 primarily due to lower bonus and incentive compensation accruals and more precise allocations of costs to the mortgage servicing operation.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's primary sources of funds include monthly principal and interest payments on mortgage loans and mortgage securities, short-term borrowings, excess cash flows on issued CMOs, proceeds from securitizations and sales of mortgage assets, servicing fees and other revenue from its mortgage servicing portfolio, and equity offerings when available. The Company currently believes that these funds are sufficient for the acquisition of additional mortgage loans and other mortgage assets, repayments on short-term borrowings, growth of the mortgage servicing portfolio and the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT"). It is the Company's policy to remain strongly capitalized and conservatively leveraged.

During the first quarter, the Company began selling its mortgage loan acquisitions directly to private investors in increments of up to $10 million rather than accumulating the $100 million or more in mortgage loans necessary to efficiently issue CMOs. Additionally, the Company may, from time to time, sell a portion of its investments in other mortgage assets classified as available-for-sale. Such sales may be accomplished by issuing publicly-offered, multi-class Mortgage Pass-Through certificates ("MPCs"). This sale activity may increase quarterly income volatility because of the recognition of transactional gains or losses. Sales in the current quarter were limited to reducing holdings of mortgage loans and collateral released from CMOs pursuant to clean-up calls.

Short-term borrowings are primarily made under repurchase arrangements. At March 31, 1995 the Company had uncommitted repurchase facilities with investment banking firms of approximately $5 billion to finance the mortgage loan holdings and the Mortgage Pass-Through portfolio, subject to certain conditions.
Interest rates on borrowings under these facilities are based on overnight to 30-day London Interbank Offered Rate ("LIBOR") rates. The Company also enters into repurchase and dollar repurchase arrangements with investment banking firms to whom the Company pledges agency securities and other mortgage assets as collateral. The terms and conditions of these arrangements, including interest rates, are negotiated on a transaction-by-transaction basis. Other short-term financing arrangements that the Company may use include entering into repurchase transactions prior to the issuance of CMOs or MPCs whereby the Company may pledge the mortgage assets that are expected to secure the issuance as collateral for a repurchase transaction with the managing underwriter of the related issuance.

At March 31, 1995 the Company had available a $200 million line of credit with an investment banking firm to be secured by servicing assets, $120 million of which is committed. Advances have separate maturities and rates of interest with interest due monthly. Interest rates on advances under this facility are based on LIBOR rates related to the term of the advance.

EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may impact the Company's earnings in various ways.
The Company's earnings depend, in part, on the difference between the interest received on mortgage investments and the interest paid on related short-term borrowings (primarily repurchase arrangements). The resulting spread may be reduced in a rising interest rate environment. For ARM loans the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on these loans. Since ARM loans generally limit the amount of such increase during any single interest rate adjustment period and over the life of the loan, the interest rates on the repurchase arrangements can rise to levels that may exceed the interest rates on the underlying ARM loans resulting in a negative interest spread. This occurred in late 1994 on many of the Company's ARM investments. The Company expects that once interest rates stabilize or decline these spreads will recover. Rising interest rates may not only reduce interest spreads, but also the volume of mortgage loan purchases through our conduit operations as mortgage loan origination activity slows, which may result in lower average mortgage loan holdings during these periods.

In addition, earnings are impacted if long-term interest rates change during the period after the Company has committed to purchase fixed-rate mortgage loans but before these loans have been pledged to secure CMOs and MPCs or otherwise committed for sale. If long-term interest rates increase during this period, the interest payable on the CMOs issued will increase while the yield on the underlying mortgage loans pledged to collateralize the CMOs will not change; as a consequence, the interest spread on the CMO will be lower. Conversely, if long-term interest rates decrease during this period, the interest payable on the CMO issued will decrease, while the yield on the underlying mortgage loans pledged to collateralize the CMO will not change; as a consequence, the interest spread on the CMO will be higher. Similarly, proceeds received on the issuance of MPCs and other sales, and related gains or losses, will be negatively impacted by an increase in long-term interest rates during this period due to the resulting decline in market value of the related collateral. Conversely, these transactional gains or losses will be favorably impacted by a decrease in long-term interest rates during this period.

The Company historically has attempted to manage its exposure to long-term interest rate changes in part by pricing CMO and MPC issuances prior to the purchase of, but subsequent to the commitment to purchase, all of the mortgage loans that will collateralize the issuances or from time to time, entering into forward sale agreements for hedging purposes. Beginning in 1995 the Company shortened the holding period for mortgage loan acquisitions to usually about a week, in an effort to eliminate the market risk associated with aggregating and securitizing mortgage loans.

Changes in interest rates also impact earnings recognized from the CMO investment portfolio, which consists of fixed-rate CMO residuals and interest-only and principal-only securities. The amount of income that may be generated from the typical CMO residual is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below the interest rate on the collateral, principal prepayments will increase, reducing or even eliminating the overall return on the investment in the CMO residual. This is due primarily to the acceleration of the amortization of bond discounts, a noncash item, as bond classes are repaid more rapidly than originally anticipated. Conversely, if mortgage interest rates rise significantly above the interest rate on the collateral, principal prepayments will typically diminish, resulting in a greater overall return on the investment in the fixed-rate CMO residual because of an increase in the period of time over which the Company receives the larger positive interest spread. During periods of increasing interest rates, the Company's volume of mortgage loan acquisitions generally will diminish due, among other things, to decreased refinancing activity.

Similarly, in a falling interest rate environment, prepayments on the mortgage collateral underlying investments in interest-only securities generally will be high and the Company could incur losses on these securities. Conversely, in periods of rising interest rates, interest-only securities will tend to perform favorably because the underlying mortgage collateral will generally prepay at slower rates. Principal-only securities react differently to changes in interest rates. Lower interest rates result in the recovery of these investments more rapidly thus increasing yields. During periods of rising rates, it takes longer for the Company to recover its investments thus lowering yields. Principal-only securities retained by the Company generally represent a much smaller investment than interest-only investments.

Another effect of changes in interest rates is that when interest rates decrease, the rate of prepayment of mortgage loans generally increases. To the extent the proceeds of prepayments on the mortgage investment portfolios cannot be reinvested at a rate of interest at least equal to the rate previously earned on such investments, earnings may be adversely affected. In addition, the rates of interest earned on ARM loans generally will decline during periods of falling interest rates.

The above discussion regarding how changes in interest rates impact investments in mortgage assets also applies to the Company's growing investment in mortgage servicing rights and excess servicing receivables. When interest rates rise, mortgage servicing rights and excess servicing receivables become more valuable since the average lives of the related mortgage loans will tend to be longer and earnings from large, temporarily held cash balances will be greater.
Conversely, lower interest rates will spur prepayments thus reducing the period of time the Company can service the related loans. Because the Company began mortgage servicing in 1993, exposure to lower interest rates is less than for other servicers that acquired servicing portfolios in previous years when interest rates were substantially higher.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

(a)  The annual meeting of stockholders was held April 20, 1995.

(b) The following directors were elected to Board of Directors (constituting the entire Board of Directors):

                Bevis Longstreth    Harriet E. Miers
                Paul M. Low         William R. Smith
                Ronn K. Lytle       John C. Tolleson

(c)  The following items were voted on at the annual meeting:

                                                              VOTES
                                         ----------------------------------------------
                                                                  WITHHELD/    BROKER
                                             FOR       AGAINST   ABSTENTIONS  NON-VOTES
                                          ----------  ---------  -----------  ---------

Election of Board Members:
  Bevis Longstreth......................  13,241,939          -      163,343          -
  Paul M. Low...........................  13,241,308          -      163,974          -
  Ronn K. Lytle.........................  13,242,048          -      163,234          -
  Harriet E. Miers......................  13,240,098          -      165,184          -
  William R. Smith......................  13,242,121          -      163,161          -
  John C. Tolleson......................  13,243,768          -      161,514          -

Ratification of Ernst & Young as
 independent auditors of the Company....  13,174,717    110,229      120,336          -

Other matters (no other matters)........  11,877,718  1,167,425      360,139          -

                          PART II. - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:
    --------

    The following Exhibits are presented herewith:

    Exhibit 11 - Computation of Earnings Per Share for the quarter ended March 31, 1995 and 1994.

    Exhibit 27 - Financial Data Schedule (electronic filing only).

(b) Reports on Form 8-K:  None.
    -------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CAPSTEAD MORTGAGE CORPORATION



Date:  May 8, 1995                     By /s/ RONN K. LYTLE
                                          ------------------------------------
                                          Ronn K. Lytle
                                          Chairman and Chief Executive Officer



Date:  May 8, 1995                     By /s/ ANDREW F. JACOBS
                                          ------------------------------------
                                          Andrew F. Jacobs
                                          Senior Vice President - Control
                                          and Treasurer