Form 10-Q
period 1995-06-30
CAPSTEAD MORTGAGE CORP
filed 1995-08-14
CIK 766701

==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------
Commission File Number:  1-8996

                         CAPSTEAD MORTGAGE CORPORATION
             (Exact name of Registrant as specified in its Charter)

              Maryland                          75-2027937
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)         Identification No.)

    2001 Bryan Tower, Dallas, Texas                75201
(Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code (214) 999-2323


The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) for Form 10-Q and is therefore filing this Form under the reduced disclosure format.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X  NO
                                                ---    ------
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)               15,380,363 as of August 8, 1995

                         CAPSTEAD MORTGAGE CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1995


                                     INDEX



                        PART I. -- FINANCIAL INFORMATION

                                                                      Page
                                                                      ----
ITEM 1. Financial Statements

 Consolidated Balance Sheet -- June 30, 1995 and December 31, 1994..    3

 Consolidated Statement of Income -- Quarter and Six Months Ended
  June 30, 1995 and 1994...........................................     4

 Consolidated Statement of Cash Flows -- Six Months Ended
  June 30, 1995 and 1994...........................................     5

 Notes to Consolidated Financial Statements........................     6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..............    11


                          PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K...........................   18

SIGNATURES.........................................................   19


                        PART I. -- FINANCIAL INFORMATION
                         CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


ITEM 1. FINANCIAL STATEMENTS


                                            June 30, 1995   December 31, 1994
                                            --------------  ------------------
                                             (Unaudited)

Assets
 Mortgage securities collateral                $5,091,361          $5,270,103
 Mortgage investments                           3,502,956           3,305,984
                                               ----------          ----------
                                                8,594,317           8,576,087
 Less allowance for possible losses                (5,900)             (7,354)
                                               ----------          ----------
                                                8,588,417           8,568,733

 Cash and cash equivalents                         29,889              21,741
 Prepaids, receivables and other                   77,114              70,415
 Mortgage servicing rights                        339,504             282,969
                                               ----------          ----------

                                               $9,034,924          $8,943,858
                                               ==========          ==========

Liabilities
 Collateralized mortgage securities            $4,828,950          $5,102,145
 Short-term borrowings                          3,506,836           3,190,582
 Accounts payable and accrued expenses             16,132              11,568
 Mortgage servicing rights
  acquisitions payable                             40,177              75,888
                                               ----------          ----------
                                                8,392,095           8,380,183
                                               ----------          ----------

Stockholders' Equity
 Preferred stock - $0.10 par value;
  100,000 shares authorized:
   $1.60 Cumulative Preferred Stock,
     Series A, 519 and 623 shares
     issued and outstanding ($8,512
     aggregate liquidation preference)              8,326               8,720
   $1.26 Cumulative Convertible
     Preferred Stock, Series B, 30,459
     and 30,277 shares issued and
     outstanding ($346,623 aggregate
     liquidation preference)                      327,276             324,779
 Common stock - $0.01 par value; 100,000
  shares authorized; 15,334 and 15,304
  shares issued and outstanding                       153                 153
 Paid-in capital                                  311,269             310,766
 Undistributed income (deficit)                    (2,227)             (2,228)
 Unrealized loss on debt and equity
  securities                                       (1,968)            (78,515)
                                               ----------          ----------
                                                  642,829             563,675
                                               ----------          ----------

                                               $9,034,924          $8,943,858
                                               ==========          ==========


See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                  Quarter Ended              Six Months Ended
                                                    June 30                      June 30
                                          -------------------------      -----------------------
                                            1995             1994           1995         1994
                                          ---------       ---------      ---------      --------
Interest income:
  Mortgage securities collateral          $ 97,054        $ 90,667       $195,406        $172,136
  Mortgage investments                      55,926          45,152        109,673          89,421
                                          --------        --------       --------        --------
    Total interest income                  152,980         135,819        305,079         261,557
                                          --------        --------       --------        --------
Interest and related expenses:
  Collateralized mortgage securities        91,608          85,941        185,793         163,019
  Short-term borrowings                     50,541          28,494         98,755          49,628
  Mortgage insurance and other               2,943           3,292          5,871           7,249
  Provision for possible losses                600             500          1,200           1,000
                                          --------        --------       --------        --------
    Total interest and related expenses    145,692         118,227        291,619         220,896
                                          --------        --------       --------        --------
      Net margin on mortgage assets          7,288          17,592         13,460          40,661
                                          --------        --------       --------        --------
Mortgage servicing revenues:
  Servicing fees                            16,147           5,333         30,563           7,669
  Other                                      4,691             423          7,465             544
                                          --------        --------       --------        --------
    Total mortgage servicing revenues       20,838           5,756         38,028           8,213
                                          --------        --------       --------        --------
Mortgage servicing expenses:
  Salaries and related costs                 1,333             664          2,609             955
  General, administrative and other          3,466             354          5,658             602
  Amortization of mortgage servicing
    rights                                   5,934             423         10,185           1,159
                                          --------        --------       --------        --------
    Total mortgage servicing expenses       10,733           1,441         18,452           2,716
                                          --------        --------       --------        --------
       Net margin on mortgage servicing
         operations                         10,105           4,315         19,576           5,497
                                          --------        --------       --------        --------
Other revenues:
 Gain on sales                               1,832             160          3,132           2,157
 CMO administration                            861           1,193          1,844           2,027
 Other                                         755             371          1,073             600
                                          --------        --------       --------        --------
     Total other revenues                    3,448           1,724          6,049           4,784
                                          --------        --------       --------        --------
Other expenses:
  Salaries and related costs                 1,718           1,954          3,280           4,374
  General and administrative                 1,384           1,647          2,700           3,069
                                          --------        --------       --------        --------
    Total other expenses                     3,102           3,601          5,980           7,443
                                          --------        --------       --------        --------
Net income                                $ 17,739        $ 20,030       $ 33,105        $ 43,499
                                          ========        ========       ========        ========

Net income                                $ 17,739        $ 20,030       $ 33,105        $ 43,499
Less cash dividends on preferred stock
                                            (9,823)         (9,706)       (19,621)        (19,386)
                                          --------        --------       --------        --------
Net income available to common
  stockholders                            $  7,916        $ 10,324       $ 13,484        $ 24,113
                                          ========        ========       ========        ========
Net income per share:
  Primary                                    $0.52           $0.68          $0.88           $1.58
  Fully diluted                               0.51            0.67           0.88            1.55
Cash dividends paid per share:
  Common                                     $0.52           $0.83          $0.88           $1.66
  Series A preferred                          0.40            0.40           0.80            0.80
  Series B preferred                          0.31            0.31           0.63            0.63


See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                              Six Months Ended
                                                                  June 30
                                                        ----------------------------
                                                          1995                1994
                                                        ---------        -----------
Operating activities:
  Net income                                            $  33,105        $    43,499
  Noncash items
    Amortization of discount and premium                    6,521              2,503
    Amortization of mortgage servicing rights              10,185              1,159
    Depreciation and other amortization                     1,292                803
    Provision for possible losses                           1,200              1,000
  Net change in prepaids, receivables, other assets,
    accounts payable and accrued expenses                   2,390            (22,582)
  Net gain from investing activities                       (3,132)            (2,157)
                                                        ---------        -----------
     Net cash provided by operating activities             51,561             24,225
                                                        ---------        -----------

Investing activities:
  Mortgage securities collateral:
    Principal collections on collateral                   211,396            859,829
    Decrease (increase) in accrued interest receivable      2,060             (3,934)
    Decrease in short-term investments                     11,212            145,653
  Purchases of mortgage loans                             (61,270)        (1,623,486)
  Purchases of agency securities                          (479,059)        (1,197,053)
  Purchases of equity securities                                 -            (17,808)
  Purchases of other mortgage securities                   (91,634)                 -
  Purchases of mortgage servicing rights                   (78,838)          (104,927)
  Principal collections on mortgage investments            157,487            161,962
  Purchases of hedge instruments                           (13,492)                 -
  Proceeds from sales of hedge instruments                  24,012                  -
  Proceeds from sales of mortgage assets                   301,541             22,808
                                                        ---------        -----------
    Net cash used by investing activities                 (16,585)        (1,756,956)
                                                        ---------        -----------

Financing activities:
  Collateralized mortgage securities:
    Issuance of securities                                      -          1,846,957
    Principal payments on securities                     (278,268)        (1,019,831)
    Increase in accrued interest payable                    1,395              1,351
  Capital stock transactions                                2,606              3,341
  Dividends paid                                          (33,104)           (44,678)
  (Decrease) increase in mortgage servicing
    acquisitions payable                                  (35,711)            36,394
  Increase in short-term borrowings                       316,254            840,761
                                                        ---------        -----------
     Net cash provided by financing activities            (26,828)         1,664,295
                                                        ---------        -----------

Net increase (decrease) in cash and cash equivalents        8,148            (68,436)
Cash and cash equivalents at beginning of period           21,741             87,760
                                                        ---------        -----------

Cash and cash equivalents at end of period              $  29,889        $    19,324
                                                        =========        ===========

Noncash investing and financing activities:
  Charges to allowance for possible losses              $   2,654        $     1,095
  Transfers from mortgage investments to mortgage
    securities collateral                                      $-        $ 1,898,253


See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. Certain amounts for prior periods have been reclassified to conform to the 1995 presentation.

NOTE B -- MORTGAGE INVESTMENTS

Mortgage investments and the related average effective interest rates (calculated excluding unrealized gains and losses) during the periods indicated were as follows (dollars in thousands):


                                                              Quarter         Six Months
                                                               Ended            Ended
                                      As of June 30           June 30          June 30
                                 ----------------------   --------------    --------------
                                   1995        1994       1995     1994     1995     1994
                                ----------   ----------   -----    -----    -----    -----

Mortgage loans held for sale    $    5,288   $        -    7.59%       -%    8.01%       -%
Mortgage loan portfolio:
 Fixed-rate mortgage loans           4,295      396,311    9.13     6.86     8.00     6.78
 Medium-term mortgage loans            264        8,127    6.05     6.62     7.90     6.55
 Adjustable-rate mortgage
  loans                              2,039      142,864    6.08     4.57     6.11     4.53
AAA-rated private mortgage
 pass-through securities
 portfolio:
 Fixed-rate mortgage
  securities                         1,931      308,683    8.77     6.77     8.71     6.77
 Medium-term mortgage
  securities                       456,092      477,203    6.99     6.86     6.98     6.87
 Adjustable-rate mortgage
  securities                       860,800      677,834    6.80     5.08     6.65     5.13
Agency securities portfolio:
 Fixed-rate mortgage
  securities                       500,642      504,650    6.32     6.44     6.34     6.45
 Adjustable-rate mortgage
  securities                     1,337,863    1,064,127    6.11     4.55     5.90     4.55
 Notes                             333,742            -    6.95        -     6.93        -
                                ----------   ----------
                                $3,502,956   $3,579,799
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

At June 30, 1995 the AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") and the agency securities were pledged to secure short-term borrowings.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                               Quarter Ended June 30
                                       --------------------------------------
                                              1995                1994
                                       ------------------  ------------------
                                                 Average             Average
                                        Amount     Rate     Amount     Rate
                                       --------  --------  --------  --------
Interest income:
 Mortgage securities collateral        $ 97,054     7.61%  $ 90,667     7.57%
 Mortgage investments                    55,926     6.54     45,152     5.93
                                       --------            --------
  Total interest income                 152,980             135,819
                                       --------            --------
Interest expense:
 Collateralized mortgage securities      91,608     7.59     85,941     7.31
 Short-term borrowings                   50,541     5.89     28,494     4.26
                                       --------            --------
  Total interest expense                142,149             114,435
                                       --------            --------
Net interest                           $ 10,831            $ 21,384
                                       ========            ========
                                             Six Months Ended June 30
                                       -------------------------------------
                                             1995                1994
                                       -------------------  ----------------
                                                  Average             Average
                                        Amount     Rate     Amount     Rate
                                       --------  --------  --------  --------
Interest income:
 Mortgage securities collateral        $195,406     7.59%  $172,136     7.71%
 Mortgage investments                   109,673     6.43     89,421     6.14
                                       --------            --------
  Total interest income                 305,079             261,557
                                       --------            --------
Interest expense:
 Collateralized mortgage securities     185,793     7.58    163,019     7.08
 Short-term borrowings                   98,755     5.92     49,628     3.96
                                       --------            --------
  Total interest expense                284,548             212,647
                                       --------            --------
Net interest                           $ 20,531            $ 48,910
                                       ========            ========


The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter and six months ended June 30, 1995 compared to the same periods in 1994 (in thousands):

                                         Quarter Ended June 30, 1995
                                       --------------------------------
                                         Rate*     Volume*     Total
                                       ----------  --------  ----------
Interest income:
 Mortgage securities collateral         $    481    $ 5,906   $  6,387
 Mortgage investments                      4,908      5,866     10,774
                                        --------    -------   --------
  Total interest income                    5,389     11,772     17,161
                                        --------    -------   --------
Interest expense:
 Collateralized mortgage securities        3,319      2,348      5,667
 Short-term borrowings                    12,760      9,287     22,047
                                        --------    -------   --------
  Total interest expense                  16,079     11,635     27,714
                                        --------    -------   --------
Net interest                            $(10,690)   $   137   $(10,553)
                                        ========    =======   ========

                                        Six Months Ended June 30, 1995
                                       -------------------------------
                                          Rate*     Volume*     Total
                                       --------    -------   ---------
Interest income:
 Mortgage securities collateral         $ (2,762)   $26,032   $ 23,270
 Mortgage investments                      4,476     15,776     20,252
                                        --------    -------   --------
  Total interest income                    1,714     41,808     43,522
                                        --------    -------   --------
Interest expense:
 Collateralized mortgage securities       11,752     11,022     22,774
 Short-term borrowings                    29,547     19,580     49,127
                                        --------    -------   --------
  Total interest expense                  41,299     30,602     71,901
                                        --------    -------   --------
Net interest                            $(39,585)   $11,206   $(28,379)
                                        ========    =======   ========

* The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE D --  DISCLOSURES REGARDING FAIR VALUES OF DEBT AND EQUITY SECURITIES

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

The following tables summarize available-for-sale and held-to-maturity debt and equity securities as of June 30, 1995 and December 31, 1994 (in thousands):


June 30, 1995:                             Available-for-Sale Securities
                                   ----------------------------------------------
                                                 Gross       Gross
                                               Unrealized  Unrealized     Fair
                                      Cost       Gains       Losses      Value
                                   ----------  ----------  ----------  ----------
 Mortgage Pass-Throughs:
  Fixed-rate mortgage
   securities                      $    1,889     $    42     $     -  $    1,931
  Medium-term mortgage
   securities*                         29,398         111       8,625      20,884
  Adjustable-rate mortgage
   securities                         858,658       2,179          37     860,800
 Adjustable-rate mortgage
   agency securities                1,333,387       5,518       1,042   1,337,863
 Other mortgage securities             93,771       1,171       1,285      93,657
                                   ----------     -------     -------  ----------
                                   $2,317,103     $ 9,021     $10,989  $2,315,135
                                   ==========     =======     =======  ==========
                                              Held-to-Maturity Securities
                                   ----------------------------------------------
                                                 Gross       Gross
                                               Unrealized  Unrealized     Fair
                                      Cost       Gains       Losses      Value
                                   ----------  ----------  ----------  ----------
Medium-term Mortgage Pass-
 Throughs*                         $  435,208     $ 7,591     $     -  $  442,799
Agency securities:
 Fixed-rate mortgage securities       500,642           -      21,106     479,536
 Notes                                333,742         947           -     334,689
Mortgage securities collateral      4,997,704       4,042      58,609   4,943,137
                                   ----------     -------     -------  ----------
                                   $6,267,296     $12,580     $79,715  $6,200,161
                                   ==========     =======     =======  ==========
 December 31, 1994:                           Available-for-Sale Securities
                                   ---------------------------------------------
                                                 Gross       Gross
                                               Unrealized  Unrealized     Fair
                                      Cost       Gains       Losses      Value
                                   ----------  ----------  ----------  ----------
Debt securities:
 Mortgage Pass-Throughs:
  Fixed-rate mortgage
   securities                      $      427     $     -     $    18  $      409
  Medium-term mortgage
   securities*                          9,054           -       9,054           -
  Adjustable-rate mortgage
   securities                         780,224           -      24,601     755,623
 Adjustable-rate mortgage
  agency securities                 1,088,252           -      45,391   1,042,861
 Other mortgage securities             10,369       1,734         810      11,293
                                   ----------     -------     -------  ----------
   Total debt securities            1,888,326       1,734      79,874   1,810,186
Equity securities                       1,113           -         375         738
                                   ----------     -------     -------  ----------
                                   $1,889,439     $ 1,734     $80,249  $1,810,924
                                   ==========     =======     =======  ==========

                                           Held-to-Maturity Securities
                                   --------------------------------------------
                                                 Gross      Gross
                                   Unrealized  Unrealized    Fair
                                      Cost       Gains      Losses     Value
                                   ----------  ----------  --------  ----------
Medium-term Mortgage
 Pass-Throughs*                    $  459,874      $    -  $ 12,342  $  447,532
Agency securities:
 Fixed-rate mortgage securities       504,023           -    62,586     441,437
 Notes                                333,687           -     9,690     323,997
Mortgage securities collateral      5,258,810       7,159    61,700   5,204,269
                                   ----------  ----------  --------  ----------
                                   $6,556,394      $7,159  $146,318  $6,417,235
                                   ==========  ==========  ========  ==========

* Medium-term Mortgage Pass-Throughs held-to-maturity were held available-for-sale until the third quarter of 1994. An unrealized loss at the transfer date remains a component of the recorded mark to market for available-for-sale securities and is being amortized over the remaining life of these investments. At June 30, 1995 the unamortized balance of this unrealized loss was $8.6 million.

The fair value of debt and equity securities was estimated using either (i) quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements, (ii) offer prices by the Company for similar mortgage assets, or (iii) expected securitization results. Mortgage securities collateral has been permanently financed through the issuance of collateralized mortgage securities and, as a result, the exposure to changes in the fair value of the underlying assets (and liabilities) is limited. For this reason, the table above presents the fair value of the net projected cash flows of the mortgage securities collateral after payments on the related collateralized mortgage securities using market discount rates and prepayment assumptions.

The maturity of the Company's mortgage assets is directly affected by the rate of principal prepayments by mortgagors and redemptions by issuers, including the Company, of remaining debt securities outstanding (referred to as "clean-up calls"). As a result, the actual maturity of the Company's mortgage assets usually occurs well in advance of stated maturities. The Company anticipates that through prepayments and exercising clean-up calls, a significant portion of its higher cost collateralized mortgage securities will be retired within the next several years and a residual amount of high coupon mortgage securities collateral will be released and can be sold or continued to be held as investments. Included in mortgage securities collateral is $28.7 million and $4.6 million of collateral released from the related indentures at June 30, 1995 and December 31, 1994, respectively.

During the first quarter of 1995, $35.9 million of mortgage securities collateral previously released from the related indentures pursuant to clean-up calls was sold at gross realized gains of $966,000. No such sales occurred in the quarter ended June 30, 1995. Similar sales aggregating $20.7 million, which resulted in gross realized gains of $2,159,000, occurred during the six months ended June 30, 1994. During the quarter ended June 30, 1995, debt and equity securities held available for sale aggregating $171.3 million were sold for gains of $1,688,000. No such sales of available-for-sale securities occurred during the first quarter of 1995 or the six months ended June 30, 1994. The net unrealized losses on available-for-sale securities included as a separate component of stockholders' equity declined by $24.8 million and $76.5 million during the three and six months ended June 30, 1995, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

Purchase and commitment volumes have fallen significantly from previous year levels due to the increase in mortgage interest rates in 1994 and corresponding declines in mortgage loan originations. Although mortgage interest rates have declined considerably since early February 1995, origination levels have not increased appreciably. During the quarter ended June 30, 1995, the Company purchased 93 mortgage loans totaling $25 million. During the six months ended June 30, 1995, 226 mortgage loans were purchased totaling $60 million. This compares to purchases of 2,008 mortgage loans totaling $554 million, and 5,640 mortgage loans totaling $1.6 billion during the same periods in 1994.

To meet the challenges of a smaller mortgage loan origination market in 1995, the Company has implemented a strategy of selling individual mortgage loans to private investors shortly after the commitment to purchase, instead of accumulating $100 million or more of similar mortgage loans for an efficient securitization (typically a publicly offered collateralized mortgage obligation or "CMO"). This strategy allows the Company to offer more competitive pricing and significantly reduces market risk associated with accumulating and securitizing jumbo mortgage loans. During the quarter and six months ended June 30, 1995, $28 million and $93 million of mortgage loans were sold, respectively. These sales, low purchase volume, and the first quarter 1995 formation of $160 million of AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") has substantially reduced holdings of mortgage loans.

Of the $160 million of Mortgage Pass-Throughs formed during the first quarter of 1995, $137 million were backed by adjustable-rate mortgage ("ARM") loans. No additional Mortgage Pass-Throughs were formed during the second quarter. In addition to reducing exposure to fraud and credit risk, a primary benefit of pooling mortgage loans into Mortgage Pass-Throughs is the improved liquidity of AAA-rated securities over that of individual loans. As a result, when securing short-term borrowings, the Company is able to negotiate more favorable terms. The Company plans to continue to retain a large portfolio of primarily ARM Mortgage Pass-Throughs.

During the quarter and six months ended June 30, 1995, the Company acquired $244 million and $344 million of ARM agency securities. These acquisitions replace closed and pending asset sales and run-off of existing portfolio. Sales during the second quarter included $38 million of ARM agency securities and another $203 million were committed for sale in July. After considering these acquisitions and sales, the Company's position in ARM investments has remained largely unchanged from the $2 billion level held at the beginning of the second quarter. The Company also added $100 million and $132 million of fixed-rate unsecured agency notes to its available for sale portfolio during the quarter and six months ended June 30, 1995, all of which were sold prior to quarter-end. A strong bond market rally in May and June made these sales advantageous.

During the quarter and six months ended June 30, 1995, the Company did not issue any CMOs; however, the Company did acquire $16 million and $91 million of FNMA trust interest-only securities, respectively, thus increasing the CMO investment portfolio to $262 million at June 30, 1995, compared to a portfolio of $168 million at December 31, 1994 and $147 million at June 30, 1994.

Derivative financial instruments, specifically 10-year U.S. Treasury interest rate floors, were acquired as a partial hedge against prepayment exposure (see "Effects of Interest Rate Changes"). These hedge positions were closed out in June at gains aggregating $4,958,000 which were deferred.

The mortgage servicing portfolio (excluding pending transfers) increased during the quarter to $20.6 billion with a weighted average interest rate of 7.30% and earning an average annual service fee excluding ancillary revenue and earnings on escrows (the "Average Service Fee") of 30.70 basis points. The June 30, 1995 balance of mortgage servicing rights related to this portfolio was $290.8 million (140.91 basis points, or a 4.59 multiple of the Average Service Fee). Derivative financial instruments, specifically 10-year U.S. Treasury interest rate floors and 3-month London Interbank Offered Rate ("LIBOR") interest rate floors, were acquired as a partial hedge against prepayment exposure (see "Effects of Interest Rate Changes"). Certain of these hedge positions were
closed out in June at gains aggregating $12,118,000, which were deferred.   Open
hedge positions at June 30, 1995 consist of $700 million notional amount of LIBOR floors which carried a $4.1 million unrealized gain at quarter-end.

Annualized portfolio run-off, consisting of prepayments and scheduled payments on mortgage loans serviced, was 8.35% for the quarter, up from 6.15% in the first quarter and is expected to be higher in the third quarter due to lower prevailing interest rates and seasonal factors. Pending transfers as of quarter-end totaled another $3.3 billion of mortgage servicing with a weighted average interest rate of 7.48% and earning an Average Service Fee of 27.48 basis points. At an average cost of 152.51 basis points, these servicing assets are being acquired at a 5.55 multiple of the Average Service Fee. By early October, the mortgage servicing portfolio is expected to be over $23.0 billion. The Company currently plans to grow the mortgage servicing portfolio to more than $25 billion by the end of 1995.

The following table summarizes the Company's utilization of capital as of June 30, 1995 (in thousands):

                                                                        Capital
                                            Assets     Borrowings      Employed
                                          ----------   --------------  ---------
Mortgage loans held for sale and in
 portfolio                                $   11,886     $        -    $ 11,886
Mortgage Pass-Through portfolio:
 Fixed-rate mortgage securities                1,931          1,858          73
 Medium-term mortgage securities             456,092        444,725      11,367
 Adjustable-rate mortgage securities         860,800        832,125      28,675
Agency securities portfolio:
 Fixed-rate mortgage securities              500,642        478,166      22,476
 Adjustable-rate mortgage securities       1,337,863      1,299,891      37,972
 Notes                                       333,742        339,501      (5,759)
CMO investment portfolio                   5,091,361      4,929,520(a)  161,841
Mortgage servicing rights                    339,504         50,177(b)  289,327
                                          ----------     ----------    --------
                                          $8,933,821     $8,375,963     557,858
                                          ==========     ==========
Other assets, net of other liabilities                                   84,971
                                                                       --------
Total stockholders' equity                                             $642,829
                                                                       ========

(a) Includes approximately $100.6 million of related short-term borrowings.
(b) Represents amounts owed under contracts for bulk purchases of mortgage servicing rights and $10 million drawn on a $200 million line of credit secured by existing mortgage servicing rights.

A significant impact of the rise in mortgage interest rates in 1994 was a corresponding decline in value of most of the Company's mortgage assets (excluding servicing rights). The decline in intermediate- and long-term interest rates since early February 1995 has restored much of the value to these assets. The effect is most apparent on the $2.3 billion of mortgage assets and equity securities held-available-for-sale at June 30, 1995 where the unrealized loss declined to only $2.0 million compared to $78.5 million at December 31, 1994. Changes in value and ongoing market value risk associated with remaining mortgage securities will not have a direct impact on the earnings of the Company as these assets are classified as held-to-maturity and can only be sold under very limited circumstances.

Results of Operations
---------------------

Comparative net operating results (interest income or fee revenues, net of related interest expense or direct operating costs), by source, were as follows (in thousands, except percentages and per share amounts):


                                     Quarter Ended      Six Months Ended
                                        June 30             June 30
                                   ------------------  ------------------
                                     1995      1994      1995      1994
                                   --------  --------  --------  --------

Mortgage loans                     $   176   $ 6,904   $   891   $20,474
Mortgage Pass-Throughs               1,487     4,270     3,012     9,048
Agency securities                    2,571     4,440     5,496     8,329
CMO investments                      3,654     2,478     5,261     3,810
Mortgage servicing                  10,105     4,315    19,575     5,497
Gain on sales                        1,832       160     3,132     2,157
CMO administration                     861     1,193     1,844     2,027
Other income                           755       371     1,074       600
                                   -------   -------   -------   -------
 Contribution to income             21,441    24,131    40,285    51,942
General and administrative
 expenses                           (3,102)   (3,601)   (5,980)   (7,443)
Provision for possible losses         (600)     (500)   (1,200)   (1,000)
                                   -------   -------   -------   -------
  Net income                       $17,739   $20,030   $33,105   $43,499
                                   =======   =======   =======   =======
Net income per share:
 Primary                           $  0.52   $  0.68   $  0.88   $  1.58
 Fully diluted                        0.51      0.67      0.88      1.55
Return on average stockholders'
 equity                              10.98%    12.45%    10.26%    13.51%

Operating results for the quarter and six months ended June 30, 1995 declined 11.4% and 23.9% from those achieved in the same periods of 1994. Results were significantly affected by a series of moves by the Federal Reserve beginning in February 1994 raising short-term interest rates 3 percentage points. These increases resulted in corresponding increases in the Company's borrowing costs which had the effect of substantially reducing net interest spreads on mortgage
investments.   However, second quarter results improved considerably from the net income of 36 cents per common share in the first quarter of 1995 as for the first time in more than a year the Federal Reserve did not increase short-term rates in a three-month period.

Since February 1995, intermediate- and long-term interest rates have declined considerably in response to a spate of economic indicators suggesting a slowing of the U.S. economy. While this significant decrease in rates had little effect on borrowing costs in the second quarter, the Federal Reserve did reduce short-term interest rates 0.25 of 1 percent in early July. This reduction will reduce borrowing costs in the third quarter although the benefit may be partially offset by increased amortization of mortgage servicing rights prompted by higher prepayments of mortgage loans. Any further short-term interest rate cuts by the Federal Reserve will serve to improve already widening net interest spreads on mortgage investments.

The net interest spread earned from mortgage loans contributed significantly less to net operating results than in 1994 due primarily to significantly lower average holdings of mortgage loans during 1995. Average holdings for the quarter and six months ended June 30, 1995 were $11 million and $83 million, respectively, compared to the $820 million and $1.1 billion held during the same periods in 1994. Lower mortgage loan purchase volume, particularly in the latter part of 1994 and in 1995, along with 1994 CMO issuances, the formation of Mortgage Pass-Throughs and $93 million of sales in 1995 have substantially reduced holdings of mortgage loans. This reflects the Company's current position of significantly reducing market risk associated with aggregating and securitizing jumbo mortgage loans (see the discussion above under "Financial Condition").

Mortgage Pass-Throughs contributed less to net operating results compared to the same periods in 1994 primarily due to higher borrowing costs offset somewhat by higher yields and higher average portfolios outstanding. Borrowing costs for this portfolio averaged 6.25% and 6.23% for the quarter and six months ended June 30, 1995, respectively, compared to 4.33% and 3.98% for the same periods in 1994. Mortgage Pass-Through yields were higher at 6.87% and 6.77% for the quarter and six months ended June 30, 1995, respectively, compared to 5.94% and 5.97% for the same periods in 1994, due primarily to the rise in ARM Mortgage Pass-Through yields as the underlying ARM loans reset periodically (see "Effects of Interest Rate Changes"). The average portfolio outstanding was $1.3 billion for both the quarter and six months ended June 30, 1995, compared to $1.1 billion and $1.0 billion for the same periods in 1994. The increases are the result of the formation of nearly $1 billion of Mortgage Pass-Throughs since April 1, 1994, offset by portfolio run-off and a $350 million CMO issuance late in 1994 that was secured largely by fixed-rate Mortgage Pass-Throughs.

Agency securities contributed less to net operating results compared to the same periods in 1994 because of substantially higher borrowing costs and despite sizable increases in average portfolio outstanding and higher agency security yields. Borrowing costs were 5.95% and 5.88% in the quarter and six months ended June 30, 1995 compared to 3.98% and 3.68% in the same periods in 1994.
The average agency securities portfolio outstanding was over $2.0 billion for the quarter and six months ended June 30, 1995, compared to $1.1 billion and $775 million for the same periods in 1994. Agency security yields were 6.32% and 6.20% in the quarter and six months ended June 30, 1995 compared to 5.42% and 5.73% in the same periods in 1994. The increase in average portfolio outstanding was the result of the acquisition of $1.4 billion of ARM securities and $466 million of fixed-rate unsecured agency notes since April 1, 1994. Higher yields reflect investments made mid-1994 in newly issued ARM securities that had not yet reset to a fully-indexed rate (either the 1-year treasury rate or 6-month LIBOR, i.e. "teaser-rate ARM securities"). These teaser-rate ARM securities produced an average yield of 5.95% during the quarter, 10 basis points less than related borrowing costs. This negative spread reflects the rapid rise in short-term interest rates late in 1994 and early 1995, well in excess of upward adjustments in the interest rates on ARM securities. Yields on these securities improved 49 basis points during the current quarter and 99 basis points year-to-date and are expected to continue to improve in future quarters (see "Effects of Interest Rate Changes").

CMO investments contributed more to net operating results during the quarter and six months ended June 30, 1995, than in the same periods in 1994 primarily due to the additional investment in FNMA trust interest-only securities during 1995. Additionally, prepayments on mortgage securities collateral were still relatively high in the first quarter of 1994 due to refinancing activity.
During the quarter and six months ended June 30, 1995, the Company received principal collections on mortgage securities collateral totaling $128.4 million and $211.4 million, respectively, compared to $282.1 million and $859.8 million of run-off in the same periods in 1994. Lower levels of prepayments have the effect of lowering amortization of bond discounts and improving operating results.

Improved mortgage servicing results reflect growth in this operation. The first quarter of 1994 was the first profitable quarter for mortgage servicing since commencing operations in March 1993. Revenues have increased to $20.8 million and $38.0 million for the quarter and six months ended June 30, 1995, respectively, compared to approximately $5.8 million and $8.2 million during the same periods in 1994. Direct operating costs have also increased, but not to the same extent as revenues, which is reflective of efficiencies being gained in the servicing process as the servicing portfolio continues to grow.
Amortization of servicing assets amounted to $5.9 million during the current quarter.

During the quarter and six months ended June 30, 1995, the Company sold $198.8 million and $298.4 million, respectively, of mortgage assets consisting of agency securities, mortgage loans and mortgage securities collateral previously released from CMOs pursuant to "clean-up calls."

General and administrative expenses were lower for the second quarter of 1995 compared to the same period in 1994 primarily due to lower bonus and incentive compensation accruals and additional allocations of costs to the mortgage servicing operation.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds include monthly principal and interest payments on mortgage loans and mortgage securities, short-term borrowings, excess cash flows on CMO investments, proceeds from securitizations and sales of mortgage assets, servicing fees and other revenue from its mortgage servicing portfolio, and equity offerings when available. The Company currently believes that these funds are sufficient for the acquisition of additional mortgage loans and other mortgage assets, repayments on short-term borrowings, growth of the mortgage servicing portfolio and the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT"). It is the Company's policy to remain strongly capitalized and conservatively leveraged.

During the first quarter, the Company began selling its mortgage loan acquisitions directly to private investors in increments of up to $10 million rather than accumulating the $100 million or more in mortgage loans necessary to efficiently issue CMOs. Additionally, the Company may, from time to time, sell a portion of its investments in other mortgage assets classified as available-for-sale. Such sales may be accomplished by issuing publicly-offered, multi-class Mortgage Pass-Through certificates ("MPCs"). This sale activity may increase quarterly income volatility because of the recognition of transactional gains or losses. Sales in 1995 were related to reducing holdings of mortgage loans and collateral released from CMOs pursuant to clean-up calls and the sale of certain agency securities.

Short-term borrowings are primarily made under repurchase arrangements. The Company has uncommitted repurchase facilities with investment banking firms to finance mortgage loan holdings and the Mortgage Pass-Through portfolio, subject to certain conditions. Interest rates on borrowings under these facilities are based on overnight to 30-day LIBOR rates. The Company also enters into repurchase and dollar repurchase arrangements with investment banking firms to whom the Company pledges agency securities and other mortgage assets as collateral. The terms and conditions of these arrangements, including interest rates, are negotiated on a transaction-by-transaction basis. Other short-term financing arrangements that the Company may use include entering into repurchase transactions prior to the issuance of CMOs or MPCs whereby the Company may pledge the mortgage assets that are expected to secure an issuance as collateral for a repurchase transaction with the managing underwriter of the related issuance.

At June 30, 1995 the Company had available a $200 million line of credit with an investment banking firm to be secured by servicing assets, $120 million of which is committed. Advances have separate maturities and rates of interest with interest due monthly. Interest rates on advances under this facility are based on LIBOR rates related to the term of the advance.

EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may impact the Company's earnings in various ways.
The Company's earnings depend, in part, on the difference between the interest received on mortgage investments and the interest paid on related short-term borrowings (primarily repurchase arrangements). The resulting spread may be reduced in a rising interest rate environment. For ARM loans the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on these loans. Since ARM loans generally limit the amount of such increase during any single interest rate adjustment period and over the life of the loan, the interest rates on the repurchase arrangements can rise to levels that may exceed the interest rates on the underlying ARM loans resulting in a negative interest spread. This occurred in late 1994 on many of the Company's ARM investments. Now that interest rates have stabilized, these spreads have begun to recover. With the 0.25 of 1 percent reduction in short-term interest rates by the Federal Reserve in early July 1995, further improvement in spreads is expected. Rising interest rates may not only reduce interest spreads, but also the volume of mortgage loan purchases as mortgage loan origination activity slows, which may result in lower average mortgage loan holdings during these periods.

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

Changes in interest rates also impact earnings recognized from CMO investments, which consist of fixed-rate CMO residuals and interest-only and principal-only securities. The amount of income that may be generated from the typical CMO residual is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below the interest rate on the collateral, principal prepayments will increase, reducing or even eliminating the overall return on the investment in the CMO residual. This is due primarily to the acceleration of the amortization of bond discounts, a noncash item, as bond classes are repaid more rapidly than originally anticipated. Conversely, if mortgage interest rates rise significantly above the interest rate on the collateral, principal prepayments will typically diminish, resulting in a greater overall return on the investment in the fixed-rate CMO residual because of an increase in the period of time over which the Company receives the larger positive interest spread. During periods of increasing interest rates, the Company's volume of mortgage loan acquisitions generally will diminish due, among other things, to decreased refinancing activity.

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

The above discussion regarding how changes in interest rates impact investments in mortgage assets also applies to the Company's growing investment in mortgage servicing rights. When interest rates rise, mortgage servicing rights become more valuable since the average lives of the related mortgage loans tend to be longer and earnings from large, temporarily held cash balances will be greater. Conversely, lower interest rates will spur prepayments thus reducing the period of time the Company can service the related loans. Because the Company began mortgage servicing in 1993 and has acquired relatively low interest rate servicing, exposure to lower interest rates is less than for other servicers that acquired servicing portfolios in previous years when interest rates were substantially higher.

The Company's business plan is to build a mortgage banking operation with investments in mortgage securities and mortgage servicing that should produce reasonably balanced results in a rising or falling interest rate environment. Hedging interest rate risk is imprecise and costly. To fully protect income from every interest rate scenario would be cost prohibitive. The Company expects to supplement its business plan with interest rate hedges from time to time.

                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:  The following Exhibit is presented herewith:
    --------

    Exhibit 11 - Computation of Earnings Per Share for the quarter and six months ended June 30, 1995 and 1994.
    Exhibit 27 - Financial Data Schedule (electronic filing only).

(b) Reports on Form 8-K:  None.
    -------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CAPSTEAD MORTGAGE CORPORATION



Date:  August 7, 1995                  By /s/ RONN K. LYTLE
                                          ------------------------------------
                                          Ronn K. Lytle
                                          Chairman and Chief Executive Officer



Date:  August 7, 1995                  By /s/ ANDREW F. JACOBS
                                          ------------------------------------
                                          Andrew F. Jacobs
                                          Senior Vice President - Control
                                            and Treasurer