Form 10-Q
period 1995-09-30
CAPSTEAD MORTGAGE CORP
filed 1995-11-14
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1995

                                       OR

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER:  1-8996

                         CAPSTEAD MORTGAGE CORPORATION
             (Exact name of Registrant as specified in its Charter)

                  MARYLAND                       75-2027937
         (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)       Identification No.)

     2711 NORTH HASKELL AVENUE, DALLAS, TEXAS           75204
     (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code:  (214) 874-2323

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

Common Stock ($0.01 par value)                 15,528,141 as of November 9, 1995

================================================================================

                         CAPSTEAD MORTGAGE CORPORATION
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                     INDEX



                        PART I. - FINANCIAL INFORMATION

                                                                     PAGE
                                                                     ----

ITEM 1. Financial Statements

 Consolidated Balance Sheet - September 30, 1995 and
  December 31, 1994................................................     3

 Consolidated Statement of Income - Quarter and Nine Months Ended
  September 30, 1995 and 1994......................................     4

 Consolidated Statement of Cash Flows - Nine Months Ended
  September 30, 1995 and 1994......................................     5

 Notes to Consolidated Financial Statements........................     6

ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations............    12


                          PART II. - OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K...........................    19

SIGNATURES.........................................................    20

                        PART I. -- FINANCIAL INFORMATION
                         CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


ITEM 1. FINANCIAL STATEMENTS

                                            SEPTEMBER 30, 1995   DECEMBER 31, 1994
                                            -------------------  ------------------
                                                (UNAUDITED)

ASSETS
 Mortgage securities collateral                  $4,971,715         $5,270,103
 Mortgage investments                             4,208,845          3,305,984
                                                 ----------         ----------
                                                  9,180,560          8,576,087
 Less allowance for possible losses                  (5,603)            (7,354)
                                                 ----------         ----------
                                                  9,174,957          8,568,733

 Cash and cash equivalents                           16,263             21,741
 Prepaids, receivable and other                      98,117             70,415
 Mortgage servicing rights                          373,610            282,969
                                                 ----------         ----------

                                                 $9,662,947         $8,943,858
                                                 ==========         ==========

LIABILITIES
 Collateralized mortgage securities              $4,686,757         $5,102,145
 Short-term borrowings                            4,256,925          3,190,582
 Accounts payable and accrued expenses               16,812             11,568
 Mortgage servicing rights
  acquisitions payable                               52,380             75,888
                                                 ----------         ----------
                                                  9,012,874          8,380,183
                                                 ----------         ----------

STOCKHOLDERS' EQUITY
 Preferred stock - $0.10 par value;
  100,000 shares authorized:
   $1.60 Cumulative Preferred Stock,
     Series A, 572 and 623 shares
     issued and outstanding ($9,381
     aggregate liquidation preference)                8,054              8,720
   $1.26 Cumulative Convertible
     Preferred Stock, Series B, 30,558
     and 30,277 shares issued and
     outstanding ($347,750 aggregate
     liquidation preference)                        328,480            324,779
 Common stock - $0.01 par value; 100,000
  shares authorized; 15,450 and 15,304
  shares issued and outstanding                         154                153
 Paid-in capital                                    314,098            310,766
 Undistributed income (deficit)                      (2,263)            (2,228)
 Unrealized gain (loss) on debt and
  equity securities                                   1,550            (78,515)
                                                 ----------         ----------
                                                    650,073            563,675
                                                 ----------         ----------

                                                 $9,662,947         $8,943,858
                                                 ==========         ==========


See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               QUARTER ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30           SEPTEMBER 30
                                           ---------------------   ---------------------
                                              1995        1994        1995        1994
                                           ---------   ---------   ---------   ---------
INTEREST INCOME:
   Mortgage securities collateral           $ 94,932    $ 89,304    $290,338    $261,436
   Mortgage investments                       61,611      55,587     171,284     145,008
                                            --------    --------    --------    --------
      Total interest income                  156,543     144,891     461,622     406,444
                                            --------    --------    --------    --------
INTEREST AND RELATED EXPENSES:
   Collateralized mortgage securities         89,718      84,646     275,511     247,663
   Short-term borrowings                      55,526      41,375     154,279      91,002
   Mortgage insurance and other                2,847       3,187       8,720      10,436
   Provision for possible losses                 500       2,000       1,700       3,000
                                            --------    --------    --------    --------
      Total interest and related expenses    148,591     131,208     440,210     352,101
                                            --------    --------    --------    --------
         Net margin on mortgage assets         7,952      13,683      21,412      54,343
                                            --------    --------    --------    --------
MORTGAGE SERVICING REVENUES:
 Servicing fees                               17,218       8,848      47,780      16,517
 Other                                         5,837       1,241      13,303       1,831
                                            --------    --------    --------    --------
      Total mortgage servicing revenues       23,055      10,089      61,083      18,348
                                            --------    --------    --------    --------
MORTGAGE SERVICING EXPENSES:
 Salaries and related costs                    2,005         923       4,615       1,878
 General, administrative and other             3,512         975       9,171       1,623
 Amortization of mortgage servicing
   rights                                      7,809       1,697      17,993       2,856
                                            --------    --------    --------    --------
      Total mortgage servicing expenses       13,326       3,595      31,779       6,357
                                            --------    --------    --------    --------
         Net margin on mortgage servicing
           operations                          9,729       6,494      29,304      11,991
                                            --------    --------    --------    --------
OTHER REVENUES:
   Gain on sales                               5,131       4,923       8,275       7,080
   CMO administration                            887       1,019       2,732       3,044
   Other                                         353         198       1,413         800
                                            --------    --------    --------    --------
      Total other revenues                     6,371       6,140      12,420      10,924
                                            --------    --------    --------    --------
OTHER EXPENSES:
   Salaries and related costs                  1,306       2,067       4,587       6,441
   General and administrative                  1,449       1,983       4,148       5,051
                                            --------    --------    --------    --------
      Total other expenses                     2,755       4,050       8,735      11,492
                                            --------    --------    --------    --------
NET INCOME                                  $ 21,297    $ 22,267    $ 54,401    $ 65,766
                                            ========    ========    ========    ========

Net income                                  $ 21,297    $ 22,267    $ 54,401    $ 65,766
Less cash dividends on preferred stock        (9,846)     (9,729)    (29,467)    (29,119)
                                            --------    --------    --------    --------
Net income available to common
   stockholders                             $ 11,451    $ 12,538    $ 24,934    $ 36,647
                                            ========    ========    ========    ========
NET INCOME PER SHARE:
  Primary                                      $0.74       $0.82       $1.62    $   2.40
  Fully diluted                                 0.73        0.81        1.61        2.36

CASH DIVIDENDS PAID PER SHARE:
  Common                                       $0.74       $0.83       $1.62    $   2.49
  Series A preferred                            0.40        0.40        1.20        1.20
  Series B preferred                            0.32        0.32        0.95        0.95

See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                     --------------------------
                                                         1995          1994
                                                     -----------    -----------
OPERATING ACTIVITIES:
 Net income                                          $    54,401    $    65,766
 Noncash items:
  Amortization of discount and premium                    12,842          5,331
  Amortization of mortgage servicing rights               17,993          2,856
  Depreciation and other amortization                      1,899          1,289
  Provision for possible losses                            1,700          3,000
 Net change in prepaids, receivables, other assets,
  accounts payable and accrued expenses                  (14,990)       (36,765)
 Net gain from investing activities                       (8,275)        (7,080)
                                                     -----------    -----------
     Net cash provided by operating activities            65,570         34,397
                                                     -----------    -----------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral                    356,132      1,031,618
  Decrease in accrued interest receivable                  3,063          8,143
  Decrease in short-term investments                       4,587        159,737
 Purchases of mortgage loans                             (93,023)    (1,835,687)
 Originations of mortgage loans                           (3,875)             -
 Purchases of agency securities                       (2,066,002)    (1,531,873)
 Purchases of equity securities                                -        (17,808)
 Purchases of other mortgage securities                 (114,511)             -
 Purchases of mortgage servicing rights                 (120,564)      (170,114)
 Principal collections on mortgage investments           323,648        255,276
 Purchases of hedge instruments                          (17,230)             -
 Proceeds from sales of hedge instruments                 24,012              -
 Proceeds from sales and redemptions                   1,058,726         39,911
                                                     -----------    -----------
     Net cash used by investing activities              (645,037)    (2,060,797)
                                                     -----------    -----------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Issuance of securities                                       -      2,093,822
  Principal payments on securities                      (423,126)    (1,226,309)
  Increase (decrease) in accrued interest payable          2,348         (7,909)
 Capital stock transactions                                6,368          4,852
 Dividends paid                                          (54,436)       (67,089)
 (Decrease) increase in mortgage servicing
  acquisitions payable                                   (23,508)        33,295
 Increase in short-term borrowings                     1,066,343      1,120,062
                                                     -----------    -----------
     Net cash provided by financing activities           573,989      1,950,724
                                                     -----------    -----------

Net decrease in cash and cash equivalents                 (5,478)       (75,676)
Cash and cash equivalents at beginning of period          21,741         87,760
                                                     -----------    -----------

Cash and cash equivalents at end of period           $    16,263    $    12,084
                                                     ===========    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Charges to allowance for possible losses            $     3,451    $     2,044
 Transfers from mortgage investments to mortgage
  securities collateral                              $         -    $ 2,151,695

See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. Certain amounts for prior periods have been reclassified to conform to the 1995 presentation.

NOTE B - MORTGAGE INVESTMENTS

Mortgage investments and the related average effective interest rates (calculated excluding unrealized gains and losses) during the periods indicated were as follows (dollars in thousands):

                                                              QUARTER               NINE MONTHS
                                                               ENDED                   ENDED
                                  AS OF SEPTEMBER 30        SEPTEMBER 30            SEPTEMBER 30
                                ----------------------  ---------------------  ----------------------
                                   1995        1994        1995       1994        1995        1994
                                ----------  ----------  ----------  ---------  ----------  ----------

MORTGAGE LOANS HELD FOR SALE    $    6,880  $        -      8.11%         -%       8.06%          -%
MORTGAGE LOANS                       6,387     336,922      8.61       6.99        6.97        6.66
AAA-RATED MORTGAGE PASS-
 THROUGH SECURITIES
 PORTFOLIO:
 Fixed-rate securities               1,910     309,709      8.78       6.69        8.73        6.71
 Medium-term securities            431,868     472,988      6.88       6.95        6.95        6.90
 Adjustable-rate securities        808,624     794,361      7.06       5.50        6.78        5.27
AGENCY SECURITIES PORTFOLIO:
 Fixed-rate securities             499,171     504,525      6.31       6.44        6.33        6.44
 Adjustable-rate securities      2,405,036   1,012,345      6.24       4.51        6.04        4.52
 Notes                              48,969     333,660      7.15       7.01        6.99        7.01
                                ----------  ----------
                                $4,208,845  $3,764,510
                                ==========  ==========

The Company classifies its mortgage investments by term and interest rate characteristics of the underlying mortgage loans. Fixed-rate mortgage investments (i) have fixed rates of interest for their entire terms, or (ii) have an initial fixed rate period of ten years after origination and then adjust annually based on a specified margin over 1-year United States Treasury Securities ("1-year Treasuries"). Medium-term mortgage investments (i) have an initial fixed-rate period of three or five years after origination and then adjust annually based on a specified margin over 1-year Treasuries or (ii) have initial interest rates that adjust one time, approximately five years following origination of the mortgage loan, based on a specified margin over the Federal National Mortgage Association ("FNMA") yields for 30-year fixed-rate commitments at the time of adjustment. Adjustable-rate mortgage investments either (i) adjust semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), or (ii) adjust annually based on a specified margin over 1-year Treasuries. Fixed-rate and adjustable-rate mortgage agency securities consist of mortgage-backed securities issued by government-sponsored entities, either the Federal Home Loan Mortgage Corporation, FNMA or the Government National Mortgage Association. Agency notes are unsecured, callable, fixed-rate notes issued by the Federal Home Loan Bank Board and mature in 1997.

At September 30, 1995 the AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") and the agency securities were pledged to secure short-term borrowings.

NOTE C - NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                             QUARTER ENDED SEPTEMBER 30
                                       --------------------------------------
                                              1995                1994
                                       ------------------  ------------------
                                        AMOUNT   AVERAGE    AMOUNT   AVERAGE
                                       --------  --------  --------  --------

Interest income:
 Mortgage securities collateral        $ 94,932     7.61%  $ 89,304     7.55%
 Mortgage investments                    61,611     6.58     55,587     5.94
                                       --------            --------
  Total interest income                 156,543             144,891
                                       --------            --------

Interest expense:
 Collateralized mortgage securities      89,718     7.65     84,646     7.44
 Short-term borrowings                   55,526     5.90     41,375     4.69
                                       --------            --------
  Total interest expense                145,244             126,021
                                       --------            --------
Net interest                           $ 11,299            $ 18,870
                                       ========            ========

                                           NINE MONTHS ENDED SEPTEMBER 30
                                       --------------------------------------
                                              1995                1994
                                       ------------------  ------------------
                                        AMOUNT   AVERAGE    AMOUNT   AVERAGE
                                       --------  --------  --------  --------

Interest income:
 Mortgage securities collateral        $290,338     7.60%  $261,436     7.65%
 Mortgage investments                   171,284     6.49    145,008     6.06
                                       --------            --------
  Total interest income                 461,622             406,444
                                       --------            --------

Interest expense:
 Collateralized mortgage securities     275,511     7.60    247,663     7.52
 Short-term borrowings                  154,279     6.01     91,002     4.25
                                       --------            --------
  Total interest expense                429,790             338,665
                                       --------            --------
Net interest                           $ 31,832            $ 67,779
                                       ========            ========

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994 (in thousands):

                                         QUARTER ENDED SEPTEMBER 30, 1995
                                        -----------------------------------
                                           RATE*      VOLUME*      TOTAL
                                        -----------  ----------  ----------
Interest income:
 Mortgage securities collateral           $    703     $ 4,925    $  5,628
 Mortgage investments                        6,027          (3)      6,024
                                          --------     -------    --------
  Total interest income                      6,730       4,922      11,652
                                          --------     -------    --------

Interest expense:
 Collateralized mortgage securities          2,423       2,649       5,072
 Short-term borrowings                      11,272       2,879      14,151
                                          --------     -------    --------
  Total interest expense                    13,695       5,528      19,223
                                          --------     -------    --------
Net interest                              $ (6,965)    $  (606)   $ (7,571)
                                          ========     =======    ========


                                       NINE MONTHS ENDED SEPTEMBER 30, 1995
                                       ------------------------------------
                                           RATE*      VOLUME*      TOTAL
                                       ------------  ----------  ----------

Interest income:
 Mortgage securities collateral           $ (1,995)    $30,897    $ 28,902
 Mortgage investments                       10,648      15,628      26,276
                                          --------     -------    --------
  Total interest income                      8,653      46,525      55,178
                                          --------     -------    --------

Interest expense:
 Collateralized mortgage securities          2,897      24,951      27,848
 Short-term borrowings                      42,679      20,598      63,277
                                          --------     -------    --------
 Total interest expense                     45,576      45,549      91,125
                                          --------     -------    --------
Net interest                              $(36,923)    $   976    $(35,947)
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

The following tables summarize available-for-sale and held-to-maturity debt and equity securities as of September 30, 1995 and December 31, 1994 (in thousands):

SEPTEMBER 30, 1995:                        AVAILABLE-FOR-SALE SECURITIES
                                   ----------------------------------------------
                                                 GROSS       GROSS
                                               UNREALIZED  UNREALIZED     FAIR
                                      COST       GAINS       LOSSES      VALUE
                                   ----------  ----------  ----------  ----------
 Mortgage Pass-Throughs:
   Fixed-rate mortgage
    securities                     $    1,879    $    32     $     1   $    1,910
   Medium-term mortgage
    securities*                        27,923        116       8,159       19,880
   Adjustable-rate mortgage
    securities                        799,719      8,905           -      808,624
 Adjustable-rate mortgage
  agency securities                 2,404,590        534          88    2,405,036
 Other mortgage securities            114,286      1,189         978      114,497
                                   ----------    -------     -------   ----------
                                   $3,348,397    $10,776     $ 9,226   $3,349,947
                                   ==========    =======     =======   ==========


                                             HELD-TO-MATURITY SECURITIES
                                   ----------------------------------------------
                                                 GROSS       GROSS
                                               UNREALIZED  UNREALIZED     FAIR
                                      COST       GAINS       LOSSES      VALUE
                                   ----------  ----------  ----------  ----------
Medium-term Mortgage Pass-
 Throughs*                         $  411,988   $ 7,600     $     -    $  419,588
Agency securities:
 Fixed-rate mortgage securities       499,171         -      19,993       479,178
 Notes                                 48,969        52           -        49,021
Mortgage securities collateral        170,461     5,143      56,831       118,773
                                   ----------   -------     -------    ----------
                                   $1,130,589   $12,795     $76,824    $1,066,560
                                   ==========   =======     =======    ==========

DECEMBER 31, 1994:                         AVAILABLE-FOR-SALE SECURITIES
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
                                 ==========  ==========    ========  ==========

* MEDIUM-TERM MORTGAGE PASS-THROUGHS HELD-TO-MATURITY WERE HELD AVAILABLE-FOR-SALE UNTIL THE THIRD QUARTER OF 1994. AN UNREALIZED LOSS AT THE TRANSFER DATE REMAINS A COMPONENT OF THE RECORDED MARK TO MARKET FOR AVAILABLE-FOR-SALE SECURITIES AND IS BEING AMORTIZED OVER THE LIFE OF THESE INVESTMENTS. AT SEPTEMBER 30, 1995 THE UNAMORTIZED BALANCE OF THIS UNREALIZED LOSS WAS $8.1 MILLION.

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

The maturity of the Company's mortgage assets is directly affected by the rate of principal prepayments by mortgagors and redemptions by issuers, including the Company, of remaining debt securities outstanding (referred to as "clean-up calls"). As a result, the actual maturity of the Company's mortgage assets usually occurs well in advance of stated maturities. The Company anticipates that through prepayments and exercising clean-up calls, a significant portion of its higher cost collateralized mortgage securities will be retired within the next several years and a residual amount of high coupon mortgage securities collateral will be released and can be sold or continued to be held as investments. Included in mortgage securities collateral is $35.1 million and $4.6 million of collateral released from the related indentures at September 30, 1995 and December 31, 1994, respectively.

During the first quarter of 1995, $36 million of mortgage securities collateral previously released from the related indentures pursuant to clean-up calls was sold at gross realized gains of $966,000. No such sales have occurred since March. Similar sales aggregating $21 million, which resulted in gross realized gains of $2,157,000, occurred during the nine months ended September 30, 1994. During the quarter and nine months ended September 30, 1995, debt and equity securities held available-for-sale aggregating $431 million and $606 million, respectively, were sold for gains aggregating $4,960,000 and $6,752,000, respectively. During the quarter ended September 30, 1994, available-for-sale equity securities totaling $12 million were sold for gains aggregating $4,923,000. No other sales of debt and equity securities held available-for-sale occurred in the nine months ended September 30, 1994. The net unrealized gains (losses) on available-for-sale securities included as a separate component of stockholders' equity improved by $3.5 million and $80 million during the quarter and nine months ended September 30, 1995, respectively.

NOTE E - STOCK SPLIT

On October 20, 1995 the Company declared a 3-for-2 split of the $0.01 par value common stock, payable on November 15, 1995 to stockholders of record on October 30, 1995. The accompanying consolidated balance sheets, consolidated statements of income, and notes to consolidated financial statements have not been restated to reflect the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

The jumbo mortgage loan market has changed dramatically over the last several years. Mortgage loan originations reached all time highs in 1992 and 1993 because of steadily declining mortgage interest rates which made refinancing increasingly attractive to mortgagors. In the meantime, more competitors for the acquisition of jumbo product entered the marketplace. Mortgage interest rates reached 20 year lows by the fall of 1993; however, by early 1994 rates began a steady rise. As rising rates choked off the 1992/1993 refinancing boom, competition to acquire remaining originations intensified. Additionally, the securitization of mortgage loans (typically through publicly offered collateralized mortgage obligations or "CMOs") became increasingly less advantageous due to the increasing cost of credit enhancements such as mortgage pool insurance and lower investor appetite for CMO bonds, particularly the more esoteric derivative securities such as certain forms of interest-only strips and other residual interests.

In an attempt to meet these challenges, the Company implemented a strategy of selling individual mortgage loans purchased through our jumbo mortgage loan conduit operation to private investors shortly after the commitment to purchase, instead of accumulating $100 million or more of similar mortgage loans for an efficient securitization. This strategy allowed the Company to reduce market risk associated with accumulating and securitizing jumbo mortgage loans but did not enable the Company to compete successfully in a more competitive environment. In November 1995 the Company reached a decision to exit the jumbo mortgage loan conduit business altogether. This does not represent a fundamental shift in the direction of the Company, although in the past the mortgage conduit has been an important source of mortgage investments. Rather, the Company is continuing to build its mortgage securities and mortgage servicing portfolio with the goal of producing reasonably balanced results in a rising or falling interest rate environment.

During the quarter ended September 30, 1995, the Company purchased 161 mortgage loans totaling $32 million. During the nine months ended September 30, 1995, 387 mortgage loans were purchased totaling $92 million. This compares to purchases of 819 mortgage loans totaling $214 million, and 6,459 mortgage loans totaling $1.8 billion during the same periods in 1994, respectively. During the quarter and nine months ended September 30, 1995, $33 million and $127 million of mortgage loans were sold, respectively. These sales, low purchase volume, and the first quarter 1995 formation of $160 million of AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") substantially reduced holdings of mortgage loans.

Of the $160 million of Mortgage Pass-Throughs formed during the first quarter of 1995, $137 million were backed by adjustable-rate mortgage ("ARM") loans. No additional Mortgage Pass-Throughs have been formed in 1995. In addition to reducing exposure to fraud and credit risk, a primary benefit of pooling mortgage loans into Mortgage Pass-Throughs is the improved liquidity of AAA-rated securities over that of individual loans. As a result, when securing short-term borrowings, the Company is able to negotiate more favorable terms.

The Company acquired $1.6 billion and $1.9 billion of ARM agency securities during the quarter and nine months ended September 30, 1995, respectively. Sales during the third quarter included $431 million of ARM agency securities. After considering these sales and run-off of existing portfolio, the Company's holdings of ARM investments increased $1.0 billion during the quarter to

$3.2 billion. The Company's investment in agency notes has declined to $49 million as of September 30, 1995 due to redemptions by issuers totaling $285 million during the quarter.

In past years, the Company has been an active issuer of CMOs and other securities backed by jumbo mortgage loans from the conduit operation. In the issuance of CMOs, the Company generally retained residual interests in the securities issued consisting primarily of interest-only and principal-only strips. During the quarter and nine months ended September 30, 1995, the Company did not issue any CMOs; however, the Company did acquire $23 million and $115 million of FNMA trust interest-only securities, respectively, thus increasing the CMO investment portfolio to $285 million at September 30, 1995, compared to a portfolio of $168 million at December 31, 1994 and $151 million at September 30, 1994. Interest-only securities have characteristics similar to investments in mortgage servicing in that these securities are subject to prepayment risk in that if the underlying loans prepay faster than anticipated, it becomes necessary to accelerate amortization of the costs of the securities and, if high prepayments continue for an extended period, such costs may not be fully recovered. Derivative financial instruments, specifically 10-year U.S. Treasury interest rate floors, are held as a partial hedge against prepayment exposure (see "Effects of Interest Rate Changes"). Open hedge positions with a $1.0 billion notional amount carried a $507,000 unrealized gain at September 30, 1995.

The mortgage servicing portfolio (excluding pending transfers) increased during the quarter to $22.0 billion with a weighted average interest rate of 7.34% and earning an average annual service fee excluding ancillary revenue and earnings on escrows (the "Average Service Fee") of 30.3 basis points. The September 30, 1995 balance of mortgage servicing rights related to this portfolio was $313 million (142 basis points, or a 4.7 multiple of the Average Service Fee). Another $3.7 billion of servicing had been acquired as of September 30, 1995 that was pending transfer into our portfolio and is being subserviced by the sellers. Additional mortgage servicing has been acquired subsequent to quarter-end. As of November 6, 1995, pending transfers of mortgage servicing totaled $7.6 billion with a weighted average interest rate of 7.52% and earning an Average Service Fee of 31.6 basis points. At an average cost of 165 basis points, these servicing assets are being acquired at a 5.2 multiple of the Average Service Fee. By early 1996 the mortgage servicing portfolio is expected to total over $29 billion.

Annualized portfolio run-off, consisting of prepayments and scheduled payments on mortgage loans serviced, was 10.86% for the quarter, up from 8.35% in the second quarter due to lower prevailing interest rates and seasonal factors. Derivative financial instruments, specifically 10-year U.S. Treasury interest rate floors and 3-month London Interbank Offered Rate ("LIBOR") interest rate floors, are held as a partial hedge against prepayment exposure (see "Effects of Interest Rate Changes"). Open hedge positions with a $3.2 billion notional amount carried a $2.6 million unrealized gain at September 30, 1995.

In an effort to capture as much run-off of our servicing portfolio as possible, the Company formed the "Home Loan Center," a centralized mortgage origination unit that offers a variety of loan programs including first mortgage loans and home equity loans. The Home Loan Center relies heavily on outsourcing labor intensive aspects of the loan origination process in an effort to remain as efficient as possible. The Home Loan Center closed its first loan in April 1995 and has originated $3.9 million in first mortgage loans and home equity loans year-to-date, $2.7 million of which closed in the third quarter. Loans originated by the Home Loan Center are sold to FNMA, FHLMC or private investors shortly after the commitment to purchase.

The following table summarizes the Company's utilization of capital as of September 30, 1995 (in thousands):

                                                                                CAPITAL
                                            ASSETS         BORROWINGS          EMPLOYED
                                          ----------     --------------        ---------

Mortgage loans                            $   13,267         $        -         $ 13,267
Mortgage Pass-Through portfolio:
 Fixed-rate mortgage securities                1,910              1,839               71
 Medium-term mortgage securities             431,868            420,064           11,804
 Adjustable-rate mortgage securities         808,624            783,622           25,002
Agency securities portfolio:
 Fixed-rate mortgage securities              499,171            476,855           22,316
 Adjustable-rate mortgage securities       2,405,036          2,348,866           56,170
 Notes                                        48,969             49,093             (124)
CMO investment portfolio                   4,971,715          4,855,343/(A)/     116,372
Mortgage servicing rights                    373,610             60,380/(B)/     313,230
                                          ----------         ----------         --------
                                          $9,554,170         $8,996,062          558,108
                                          ==========         ==========
Other assets, net of other liabilities                                            91,965
                                                                                --------
Total stockholders' equity                                                      $650,073
                                                                                ========

(A)  INCLUDES $169 MILLION OF RELATED SHORT-TERM BORROWINGS.
(B) REPRESENTS AMOUNTS OWED UNDER CONTRACTS FOR BULK PURCHASES OF MORTGAGE SERVICING RIGHTS AND $8 MILLION DRAWN ON A $200 MILLION LINE OF CREDIT SECURED BY EXISTING MORTGAGE SERVICING RIGHTS. EFFECTIVE OCTOBER 14, 1995 THIS LINE OF CREDIT WAS INCREASED TO $300 MILLION.

A significant impact of the rise in mortgage interest rates in 1994 was a corresponding decline in value of most of the Company's mortgage assets (excluding servicing rights). The decline in intermediate- and long-term interest rates since early February 1995 has restored much of the value to these assets. The effect is most apparent on the $3.3 billion of mortgage securities held available-for-sale at September 30, 1995 where the unrealized loss of $78.5 million at December 31, 1994 has improved to a net unrealized gain of $1.5 million. Changes in value and ongoing market value risk associated with remaining mortgage securities will not have a direct impact on the earnings of the Company as these assets are classified as held-to-maturity and can only be sold under very limited circumstances.

RESULTS OF OPERATIONS
---------------------

Operating results for the current quarter improved markedly from results for the second quarter of 1995. Net income per common share increased 42% to 74 cents on net income of $21.2 million from 52 cents on net income of $17.7 million in the second quarter. Current quarter earnings benefited from slightly lower borrowing costs, improved interest spreads on mortgage investments and gains on sales of mortgage assets. Asset sales became attractive as values on mortgage assets improved during the year due to declines in interest rates. Offsetting these increases in value were higher prepayment rates on mortgage loans, also due to declining interest rates. These higher prepayments resulted in increased amortization costs in the mortgage servicing portfolio and interest-only securities as well as increased amortization of premiums paid on adjustable-rate mortgage investments.

Comparative net operating results (interest income or fee revenues, net of related interest expense or direct operating costs), by source, was as follows (in thousands, except percentages and per share amounts):

                                   QUARTER ENDED      NINE MONTHS ENDED
                                    SEPTEMBER 30        SEPTEMBER 30
                                 ------------------  -------------------
                                   1995      1994      1995      1994
                                 --------  --------  --------  ---------

Mortgage loans                   $   248   $ 4,579   $ 1,139   $ 25,053
Mortgage Pass-Throughs             1,718     5,112     4,730     14,159
Agency securities                  3,109     3,430     8,605     11,759
CMO investments                    3,377     2,562     8,638      6,372
Mortgage servicing                 9,729     6,494    29,304     11,991
Gain on sales                      5,131     4,923     8,275      7,080
CMO administration                   887     1,019     2,732      3,044
Other income                         353       198     1,413        800
                                 -------   -------   -------   --------
 Contribution to income           24,552    28,317    64,836     80,258
General and administrative
 expenses                         (2,755)   (4,050)   (8,735)   (11,492)
Provision for possible losses       (500)   (2,000)   (1,700)    (3,000)
                                 -------   -------   -------   --------
  Net income                     $21,297   $22,267   $54,401   $ 65,766
                                 =======   =======   =======   ========
Net income per share*:
 Primary                         $  0.74   $  0.82   $  1.62   $   2.40
 Fully diluted                      0.73      0.81      1.61       2.36
Return on average total
 stockholders' equity              13.11%    13.83%    11.21%     13.61%

* NOT ADJUSTED FOR THE 3-FOR-2 COMMON STOCK SPLIT PAYABLE ON NOVEMBER 15, 1995 TO STOCKHOLDERS OF RECORD ON OCTOBER 30, 1995.

Operating results for the quarter and nine months ended September 30, 1995 declined 4.4% and 17.3%, respectively, from those achieved in the same periods of 1994. Results were significantly affected by a series of moves by the Federal Reserve beginning in February 1994 raising short-term interest rates a total of three percentage points by February of 1995. These increases resulted in corresponding increases in the Company's borrowing costs that had the effect of substantially reducing net interest spreads on mortgage investments. Since February 1995, intermediate- and long-term interest rates have declined considerably. While this significant decrease in rates has had little effect on borrowing costs, the Federal Reserve did reduce short-term interest rates 0.25 of 1% in early July. This reduction in short-term rates reduced borrowing costs in the third quarter. Any further short-term interest rate cuts by the Federal Reserve will serve to improve already widening net interest spreads on mortgage investments.

The net interest spread earned from mortgage loans contributed significantly less to net operating results than in 1994, due primarily to significantly lower average holdings of mortgage loans during 1995. Average holdings for the quarter and nine months ended September 30, 1995, were $13 million and $59 million, respectively, compared to the $662 million and $972 million held during the same periods in 1994. Lower mortgage loan purchase volume, in the latter part of 1994 and in 1995, along with 1994 CMO issuances, the formation of Mortgage Pass-Throughs and $127 million of sales in 1995 has substantially reduced holdings of mortgage loans. This reflects the Company's efforts to reduce market risk associated with aggregating and securitizing jumbo mortgage loans culminating in the decision in November 1995 to exit the jumbo mortgage loan conduit business (see the discussion above under "Financial Condition").

Mortgage Pass-Throughs contributed less to net operating results compared to the same periods in 1994 primarily due to substantially higher borrowing costs offset somewhat by higher yields. Borrowing costs for this portfolio averaged 6.08% and 6.19% for the quarter and nine months ended September 30, 1995, respectively, compared to 4.79% and 4.31% for the same periods in 1994.
Mortgage Pass-Through yields were higher at 7.00% and 6.84% for the quarter and nine months ended September 30, 1995, respectively, compared to 6.22% and 6.08% for the same periods in 1994. The rise in yields is due primarily to the periodic resetting of coupon rates on underlying ARM loans (see "Effects of Interest Rate Changes"). The average portfolio outstanding was $1.3 billion for both the quarter and nine months ended September 30, 1995, compared to $1.5 billion and $1.2 billion, respectively, for the same periods in 1994.

Agency securities contributed less to net operating results compared to the same periods in 1994 because of substantially higher borrowing costs despite sizable increases in average portfolio outstanding and higher agency security yields. Borrowing costs were 5.82% and 5.86%, in the quarter and nine months ended September 30, 1995, respectively, compared to 4.50% and 4.01% during the same periods in 1994. The average agency securities portfolio outstanding was $2.4 billion and $2.2 billion for the quarter and nine months ended September 30, 1995, respectively, compared to $1.6 billion and $1.1 billion for the same periods in 1994. The increase in average portfolio outstanding was primarily the result of substantial acquisitions of ARM securities in 1994 and 1995. Agency security yields were 6.35% and 6.26% during the quarter and nine months ended September 30, 1995, respectively, compared to 5.21% and 5.46% during the same periods in 1994. The rise in yields is due primarily to the periodic resetting of coupon rates on underlying ARM loans and the acquisition of higher yielding ARM securities (see "Effects of Interest Rate Changes").

CMO investments contributed more to net operating results during the quarter and nine months ended September 30, 1995, than in the same periods in 1994 due primarily to investments made in FNMA trust interest-only securities during 1995. Additionally, prepayments on mortgage securities collateral were still relatively high in the first quarter of 1994, the end of the last major refinancing boom. During the quarter and nine months ended September 30, 1995, the Company received principal collections on mortgage securities collateral totaling $145 million and $356 million, respectively, compared to $172 million and $1.0 billion of run-off in the same periods in 1994. Lower levels of prepayments have the effect of lowering amortization of bond discounts and improving operating results (see "Effects of Interest Rate Changes").

Higher mortgage servicing results reflect growth in this operation. Revenues increased to $23 million and $61 million for the quarter and nine months ended September 30, 1995, respectively, compared to $10 million and $18 million during the same periods in 1994. Operating costs also increased, but not to the same extent as revenues, which reflects efficiencies gained in the servicing process as the servicing portfolio continues to grow. Amortization of mortgage servicing rights amounted to nearly $8 million during the current quarter and $18 million year-to-date, significantly higher than in the same periods in 1994 due to portfolio growth and higher levels of prepayments caused by lower interest rates.

During the quarter and nine months ended September 30, 1995, the Company sold $464 million and $767 million, respectively, of mortgage assets consisting of agency securities, mortgage loans and mortgage securities collateral previously released from CMOs pursuant to "clean-up calls."

General and administrative expenses were lower for the quarter and nine months ended September 30, 1995 compared to the same periods in 1994 due primarily to additional allocations of costs to the mortgage servicing operation in light of this operation's growth relative to that of the rest of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds include monthly principal and interest payments on mortgage loans and mortgage securities, short-term borrowings, excess cash flows on CMO investments, proceeds from securitizations and sales of mortgage assets, servicing fees and other revenue from the mortgage servicing portfolio, and equity offerings when available. The Company currently believes that these funds are sufficient for the acquisition of mortgage assets, repayments on short-term borrowings, growth of the mortgage servicing portfolio and the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT"). It is the Company's policy to remain strongly capitalized and conservatively leveraged.

The Company may, from time to time, sell mortgage assets which may increase quarterly income volatility because of the recognition of transactional gains or losses. Sales in 1995 were related to reducing holdings of mortgage loans and collateral released from CMOs pursuant to clean-up calls and sales of certain agency securities made attractive as values on our mortgage investments improved during the year because of declines in interest rates.

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

At September 30, 1995 the Company had available $192 million of a $200 million line of credit with an investment banking firm to be secured by servicing assets, $120 million of which is committed. Effective October 14, 1995 this line of credit was increased to $300 million. Advances have separate maturities and rates of interest with interest due monthly. Interest rates on advances under this facility are based on LIBOR rates related to the term of the advance.

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

Changes in interest rates also impact earnings recognized from CMO investments, which consist primarily of fixed-rate CMO residuals and interest-only and principal-only securities. The amount of income that may be generated from the typical CMO residual is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below the interest rate on the collateral, principal prepayments will increase, reducing or even eliminating the overall return on the investment in the CMO residual. This is due primarily to the acceleration of the amortization of bond discounts, a noncash item, as bond classes are repaid more rapidly than originally anticipated. Conversely, if mortgage interest rates rise significantly above the interest rate on the collateral, principal prepayments will typically diminish, resulting in a greater overall return on the investment in the fixed-rate CMO residual because of an increase in the period of time over which the Company receives the larger positive interest spread.

Similarly, in a falling interest rate environment, prepayments on the mortgage collateral underlying investments in interest-only securities generally will be high and the Company could incur losses on these securities. Conversely, in periods of rising interest rates, interest-only securities will tend to perform favorably because the underlying mortgage collateral will generally prepay at slower rates. Principal-only securities react differently to changes in interest rates. Lower interest rates result in the recovery of these investments more rapidly thus increasing yields. During periods of rising rates, it takes longer for the Company to recover its investments thus lowering yields. Principal-only securities owned by the Company represent a much smaller investment than interest-only investments.

Another effect of changes in interest rates is that when interest rates decrease the rate of prepayment of mortgage loans underlying mortgage investments generally increases. To the extent the proceeds of prepayments on mortgage investments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such investments, earnings may be adversely affected. In addition, the rates of interest earned on ARM loans generally will decline during periods of falling interest rates.

The above discussion regarding how changes in interest rates impact mortgage investments also applies to the Company's growing investment in mortgage servicing rights. When interest rates rise, mortgage servicing rights become more valuable since the average lives of the related mortgage loans tend to be longer and earnings from large, temporarily held cash balances will be greater. Conversely, lower interest rates will spur prepayments thus reducing the period of time the Company can service the related loans.

The Company's business plan is to build its mortgage securities and mortgage servicing portfolios with the goal of producing reasonably balanced results in a rising or falling interest rate environment. The Company expects to continue to supplement its business plan with interest rate hedges from time to time; however, hedging of interest rate risks is imprecise and costly. To fully protect income from every interest rate scenario would be cost prohibitive.

                          PART II. - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits:  The following Exhibit is presented herewith:
     --------

     Exhibit 11 - Computation of Earnings Per Share for the quarter and nine months ended September 30, 1995 and 1994.
     Exhibit 27 - Financial Data Schedule (electronic filing only).

(b)  Reports on Form 8-K:  None.
     -------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CAPSTEAD MORTGAGE CORPORATION



Date:  November 10, 1995               By /s/ RONN K. LYTLE
                                          ------------------------------------
                                          Ronn K. Lytle
                                          Chairman and Chief Executive Officer



Date:  November 10, 1995               By /s/ ANDREW F. JACOBS
                                          ------------------------------------
                                          Andrew F. Jacobs
                                          Senior Vice President - Control
                                          and Treasurer