Form 10-K
period 1995-12-31
CAPSTEAD MORTGAGE CORP
filed 1996-03-25
CIK 766701

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1995
                                       OR
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

AT FEBRUARY 22, 1996 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS $544,736,000.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 22, 1996:  23,818,162

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1995 ARE INCORPORATED BY REFERENCE INTO PARTS II AND IV.
(2) PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 7, 1996, ISSUED IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT, ARE INCORPORATED BY REFERENCE INTO PART III.

================================================================================

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                               PAGE
                                                               ----

                                     PART I

ITEM  1.    BUSINESS...........................................  1

ITEM  2.    PROPERTIES.........................................  7

ITEM  3.    LEGAL PROCEEDINGS..................................  7

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  7


                                    PART II

ITEM  5.    MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS...................  8

ITEM  6.    SELECTED FINANCIAL DATA............................  8

ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...............  8

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........  8

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE...............  8

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.  8

ITEM 11.    EXECUTIVE COMPENSATION.............................  8

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT.............................  9

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....  9

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K............................... 10


                                     PART I

ITEM 1.  BUSINESS.

ORGANIZATION

Capstead Mortgage Corporation ("CMC" or the "Company") was incorporated on April 15, 1985 in the state of Maryland and commenced operations in September 1985. The Company is a national mortgage banking firm, earning income from servicing mortgage loans, investing in mortgage-backed securities and other investment strategies. The Company's business plan is to build its mortgage servicing and mortgage securities portfolios with the goal of producing reasonably balanced operating results in a rising or falling interest rate environment. The mortgage servicing operation has grown rapidly since its inception in 1993 primarily through bulk acquisitions of mortgage servicing rights to become one of the 25th largest mortgage servicers in the country. Until late in 1995, the Company operated a mortgage conduit that purchased and securitized various types of single-family residential mortgage loans. This strategy for accumulating mortgage assets has been successfully replaced by the acquisition of mortgage-backed securities issued by government-sponsored entities.

CMC, and its qualified real estate investment trust ("REIT") subsidiaries, have elected to be taxed as a REIT and intend to continue to do so. As a result of this election, CMC is not taxed at the corporate level on taxable income distributed to stockholders, provided that certain REIT qualification tests are met. All taxable income of certain other subsidiaries, including the mortgage servicing operation, is subject to federal and state income taxes, where applicable.

MORTGAGE CONDUIT

Through November 1995, the Company purchased non-conforming or jumbo mortgage loans from mortgage banking companies, savings banks, commercial banks, credit unions, mortgage brokers and other financial intermediaries ("Correspondents") throughout the United States.

The jumbo mortgage loan market changed dramatically over the last several years. Mortgage loan originations reached all time highs in 1992 and 1993 due to steadily declining mortgage interest rates that made refinancing increasingly attractive to mortgagors. Mortgage interest rates reached 20-year lows by the fall of 1993; however, by early 1994 rates began a steady rise. As rising rates choked off the 1992/1993 refinancing boom, competition to acquire remaining originations intensified. At this same time, the cost of mortgage pool insurance rose in response to mounting credit losses being incurred by these insurers, most of whom ultimately withdrew from this business entirely. In order to compete with other buyers of non-conforming loans as a long-term investor, the Company had to be willing to once again accept credit risk on these mortgage assets or find buyers for subordinate classes of its securitizations willing to do so at a fair price.

Beginning in January 1995, the Company implemented a strategy of selling individual mortgage loans purchased through its mortgage conduit to private investors shortly after the commitment to purchase, instead of accumulating $100 million or more of similar mortgage loans for an efficient securitization. This strategy allowed the Company to reduce the risks associated with accumulating and securitizing jumbo mortgage loans but was not intended to be a long-term solution. However, in November 1995 the Company exited the mortgage conduit business after concluding that as a long-term investor in mortgage assets, accepting the associated credit risk was not in the best interest of the stockholders. While this decision represents a change in strategy for accumulating mortgage assets, it has been successfully replaced by the acquisition of mortgage-backed securities issued by government-sponsored entities.

MORTGAGE LOAN HOLDINGS

Prior to exiting the mortgage conduit business, the Company purchased mortgage loans from Correspondents on a daily basis. These loans purchased were warehoused until a long-term investment strategy was implemented. Periodically, mortgage loans were pledged to secure collateralized mortgage obligations ("CMOs"), publicly-offered, multi-class mortgage pass-through certificates ("MPCs"), or AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") issued by the Company's special-purpose finance subsidiaries. The Company currently has limited holdings of unsecuritized mortgage loans, most of which arise from limited origination activities conducted by the Company's new telemarketing origination group - "The Home Loan Center" (as discussed below).

MORTGAGE PASS-THROUGH PORTFOLIO

The Company maintains a sizable investment in Mortgage Pass-Throughs backed by adjustable-rate and medium-term non-conforming mortgage loans that were acquired through the mortgage conduit. Medium-term mortgage loans have (i) an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year U.S. Treasury Securities ("1-year Treasuries") or (ii) initial interest rates that adjust one time, approximately 5 years following origination of the mortgage loan, based on a specified margin over the Federal National Mortgage Association ("FNMA") yields for 30-year, fixed-rate commitments at the time of adjustment. Adjustable-rate mortgage loans either adjust (i) semi-annually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR") or (ii) annually based on a specified margin over 1-year Treasuries. This investment strategy primarily features adjustable-rate mortgage loans that, because of their adjustable interest rates, are more likely to retain value.

Mortgage Pass-Throughs are insured against mortgagor defaults by a mortgage pool insurer. The level of coverage under any mortgage pool insurance policy is determined by one or more of the national statistical rating agencies ("Rating Agencies"), and is at a level necessary to allow the insured pool of mortgage loans, or the securities such pools are pledged to secure, to be AAA-rated. At such time, the Company also insures or reserves against bankruptcy and special hazard risks. Special hazards are risks that are not covered by standard hazard insurance policies (e.g., earthquakes). The Company also has exposure to fraud or misrepresentation in the origination of the mortgage loan. Defaults on mortgage loans, if linked to fraud or misrepresentation, may be mitigated by the Correspondent's obligation to repurchase such mortgage loan. However, to the extent the Correspondent does not perform on its repurchase obligation, the Company may incur a loss.

The Company utilizes repurchase agreements to finance the Mortgage Pass-Through portfolio. A repurchase agreement is a form of short-term financing pursuant to which mortgage loans or mortgage-backed securities are pledged as collateral for funds borrowed at short-term interest rates, typically 30 to 60 days. The formation of Mortgage Pass-Throughs enhances the marketability of the underlying mortgage loans, thus enabling the Company to reduce its borrowing costs below the level paid on non-rated loans.

AGENCY SECURITIES PORTFOLIO

With the decline of the mortgage conduit business, the Company increased acquisitions of agency securities that consist primarily of adjustable-rate mortgage-backed securities guaranteed by government sponsored entities such as FNMA, Government National Mortgage Association ("GNMA") or Federal Home Loan Mortgage Corporation ("FHLMC"). The agency securities portfolio also includes investments in fixed-rate agency securities and callable agency notes. Callable agency notes currently held by the Company are unsecured, 3-year fixed-rate notes issued by FHLMC, FNMA, or the Federal Home Loan Bank Board ("FHLBB") and mature in 1997, unless redeemed earlier.

The Company primarily utilizes repurchase agreements to finance the agency securities portfolio. Because of the quality of agency securities, the Company is able to borrow at its lowest cost, thereby achieving more attractive interest rate spreads on the financing of these assets.

CMO INVESTMENT PORTFOLIO AND RELATED SECURITIZATION ACTIVITY

In past years, the Company has been an active issuer of CMOs and other securities generally backed by fixed-rate, non-conforming mortgage loans acquired through the mortgage conduit. The Company generally retained residual interests in CMOs issued consisting primarily of interest-only and principal-only strips. Interest-only securities represent ownership in an undivided interest in interest payments on the underlying collateral. Principal-only securities represent ownership in an undivided interest in principal payments on the underlying collateral. Most of the CMOs were structured as financings in which the Company recognizes economic gains or losses over the term of the collateral. During 1995 no CMOs were issued; however, the Company did acquire agency-issued, interest-only securities, which increased the CMO investment portfolio substantially.

Each series of CMOs consists of multiple classes of bonds, each having its own maturity. The segmentation of CMOs into classes of bonds with varying maturities, along with mortgage pool insurance or other credit enhancements provided to make all or most of the CMO bonds AAA-rated, enabled the Company to issue CMO classes with shorter scheduled maturities and lower interest rates than those on the underlying mortgage loans. Each of these factors contributed to a positive difference between the payments received on the mortgage loans pledged to secure such CMOs and the payments made on the CMOs issued (the "Excess Cash Flow"). Because the shorter-term classes of CMO bonds typically bear lower rates of interest than longer-term classes, the Excess Cash Flow on a CMO is typically greatest in the early years of the CMO. As the mortgage loans are repaid and the shorter-term classes of CMO bonds are retired, the average interest cost of the CMOs outstanding increases. Thus, the Excess Cash Flow will decline over time.

The right to receive the Excess Cash Flow, along with the noncash amortization of collateral and bond premiums and discounts is referred to as the "CMO Residual." CMO structures have evolved in recent years such that the Excess Cash Flow portion of a CMO Residual has been virtually eliminated by the formation of additional CMO securities including various forms of interest-only and/or principal-only securities. Since the fall of 1992 the Company typically sold much of the noncash portion of its CMO Residuals and retained for its CMO investment portfolio certain of the interest-only and/or principal-only securities formed in connection with CMO issuances and other securitizations.

In late 1993 the Company began issuing CMOs in a senior/subordinate structure (in lieu of purchasing mortgage pool insurance and special hazard insurance) where the investor in the subordinate classes assumes credit and special hazard risks. The Company has retained an aggregate of approximately $2 million of credit and special hazard risk on certain of these issuances. Actual losses to the Company due to these risks are dependent upon the timing and magnitude of related collateral defaults.

SERVICING OPERATIONS

Mortgage servicing includes collecting and accounting for payments of principal and interest from borrowers, remitting such payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgage premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans. Fees are received for servicing residential mortgage loans ranging generally from 0.25 to 0.38 percent per annum on the declining principal balances of the loans and are collected out of monthly mortgage payments.

The Company formed its mortgage servicing unit early in 1993. Initially, growth was accomplished primarily by retaining mortgage servicing rights on mortgage loans purchased through the mortgage conduit. Beginning in late 1993 the Company began committing to bulk acquisitions of mortgage servicing rights for primarily conforming mortgage loan portfolios. Capstead Inc., the Company's mortgage servicing subsidiary, has grown dramatically to become one of the top 25 mortgage servicers in the country. Capstead Inc. is also an industry leader in efficiency in part due to efforts to service only conventional mortgage loans, excluding FHA and VA loans, and a minimum number of adjustable-rate mortgage loans. In addition, Capstead Inc. services for only 3 investors:
FNMA, FHLMC and itself.

During 1995, 143,000 mortgage loans with an aggregate principal balance of $13.1 billion were added to the portfolio. At year-end the mortgage servicing portfolio totaled 247,000 loans with a balance of $25.6 billion, had a weighted average interest rate of 7.37 percent, and delinquencies of 30 days and over of only 1.83 percent. The prepayment rate on mortgage loans held in the mortgage servicing portfolio was 9.44 percent during 1995. Another $3.1 billion of servicing had been acquired as of December 31, 1995 that was pending transfer into the portfolio and was being subserviced by the sellers. Additional mortgage servicing has been acquired subsequent to year-end. Including January 1996 acquisitions, pending transfers of mortgage servicing totaled $8.1 billion with a weighted average interest rate of 7.39 percent. By May 1996 the mortgage servicing portfolio is expected to exceed $32 billion.

In an effort to capture as much run-off of the servicing portfolio as possible, in 1995 the Company formed the "Home Loan Center," a centralized mortgage origination unit that offers a variety of loan programs including first mortgage loans and home equity loans. The Home Loan Center relies heavily on outsourcing labor intensive aspects of the loan origination process in an effort to remain as efficient as possible. Loans originated by the Home Loan Center generally are sold to FNMA or FHLMC shortly after the commitment to purchase.

EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may impact earnings in various says. The Company's business plan is to build its mortgage servicing and mortgage securities portfolios with the goal of producing reasonably balanced operating results in a rising or falling interest rate environment. The Company has acquired derivative financial instruments, specifically interest rate floors, as hedges against increased prepayments on investments in mortgage servicing rights and interest-only securities. Interest rate floors partially protect the value of the assets hedged from the impact of increased prepayments by increasing in value when interest rates decline. Realized gains from effective hedge transactions reduce the carrying amount of the assets hedged. The Company has acquired other derivative financial instruments, specifically interest rate caps, as a hedge against rising interest rates on a portion of its short-term borrowings. The Company may receive cash payments from the counterparties to these instruments should certain specified interest rates fall (floors) or rise
(caps). For further discussion of effects of interest rate changes on the Company's mortgage securities and mortgage servicing portfolios, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 on pages 46 and 47 under the caption "Management's Discussion and Analysis - Effects of Interest Rate Changes."

OTHER INVESTMENT STRATEGIES

The Company may enter into other short- or long-term investment strategies as the opportunities arise.

COMPETITION

In purchasing mortgage securities, the Company competes with savings banks, commercial banks, mortgage and investment bankers, conduits, insurance companies, other lenders, and mutual funds, many of whom may have greater financial resources than the Company. The competition for the acquisition of mortgage servicing rights is primarily with mortgage bankers, commercial banks and savings banks. Additionally, the Company must compete with many of these same entities for refinancings of mortgage loans in the Company's existing servicing portfolio in order to help mitigate the effects of run-off.

REGULATION AND RELATED MATTERS

The Company's mortgage servicing unit is subject to the rules and regulations of FNMA and FHLMC with respect to servicing mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. Moreover, the Company is required annually to submit audited financial statements to FNMA and FHLMC, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by FNMA and FHLMC at all times to assure compliance with applicable regulations, policies and procedures. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

EMPLOYEES

As of December 31, 1995, the Company had 172 full-time employees.

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

So long as Capstead REIT qualifies as a REIT, it will generally be taxable only on its undistributed taxable income. Distributions out of current or accumulated earnings and profits will be taxed to stockholders as ordinary income or capital gain, as the case may be. Distributions in excess of the Company's accumulated and current earnings and profits will constitute a non-taxable return of capital to the stockholders (except insofar as such distributions exceed the cost basis of the shares of stock) resulting in a corresponding reduction in the cost basis of the shares of stock. The Company notifies its stockholders of the proportion of distributions made during the taxable year that constitutes ordinary income, capital gain or a return of capital. During 1993, 20 percent of distributions made were characterized as long-term capital gains. Other distributions during the last 3 years were characterized as ordinary income. Distributions by the Company will not normally be eligible for the dividends received deduction for corporations. Should the Company incur losses, stockholders will not be entitled to include such losses in their individual income tax returns.

All taxable income of certain other subsidiaries, including Capstead Inc., that conduct mortgage servicing and formerly conducted securitization operations, is subject to federal and state income taxes, where applicable. Capstead REIT's taxable income will include earnings of these subsidiaries only upon payment to Capstead REIT by dividend of such earnings.

The foregoing is general in character. Reference should be made to pertinent Internal Revenue Code sections and the Regulations issued thereunder for a comprehensive statement of applicable federal income tax consequences.

ITEM 2.  PROPERTIES.

The Company's operations are conducted primarily in Dallas, Texas on properties leased by the Company.

ITEM 3.  LEGAL PROCEEDINGS.

At December 31, 1995 there were no material pending legal proceedings, outside the normal course of business, to which the Company or its subsidiaries were a party or of which any of their property was the subject.

ITEM 4.  RESULTS OF SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 on page 38 under the caption "Note 16 - Market and Dividend Information," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 on page 39 under the caption "Selected Financial Data," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 on pages 40 through 47 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 on pages 19 through 38, and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included in the Registrant's definitive Proxy Statement dated March 7, 1996 on pages 3 through 6 under the captions "Election of Directors," "Board of Directors" and "Executive Officers," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is included in the Registrant's definitive Proxy Statement dated March 7, 1996 on pages 7 through 13 under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," and "Performance Graph," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.

The information required by this item is included in the Registrant's definitive Proxy Statement dated March 7, 1996 on pages 14 and 15 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 on page 36 under the caption "Notes to Consolidated Financial Statements - Note 13 - Management and Non-Competition Agreements", which is incorporated herein by reference pursuant to General Instruction G(2).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) Documents filed as part of this report:

       1. The following financial statements of the Company, included in the 1994 Annual Report to Stockholders, are incorporated herein by reference:
                                                               PAGE
                                                               ----
           Consolidated Statement of Income - Years
            Ended December 31, 1995, 1994 and 1993............   *
           Consolidated Balance Sheet -
            December 31, 1995 and 1994........................   *
           Consolidated Statement of Stockholders' Equity -
            Three Years Ended December 31, 1995...............   *
           Consolidated Statement of Cash Flows - Years
            Ended December 31, 1995, 1994 and 1993............   *
           Notes to Consolidated Financial Statements -
            December 31, 1995.................................   *

       2.  Financial statement schedules:
           Schedule II - Valuation and Qualifying Accounts....  14
           Schedule IV - Mortgage Loans on Real Estate........  15

       NOTE: All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       * Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1995.

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

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                                    PART IV
                              ITEM 14. - CONTINUED


            EXHIBIT
            NUMBER
            -------

            10.24  Restricted Stock Grant Agreement dated August 1, 1992 between
                   Capstead Mortgage Corporation and Ronn K. Lytle(4)
            10.25  1994 Flexible Long Term Incentive Plan(7)
            10.26  1994 Capstead Inc. Restricted Stock Plan(7)
            10.27  Capstead Mortgage Corporation Deferred Compensation Plan(7)
            10.28  Summary of Employment Agreement dated December 9, 1993 between Capstead Mortgage Corporation and Christopher T.
                   Gilson(7)
            11     Computation of per share earnings*
            12     Computation of ratio of earnings to combined fixed charges and preferred stock dividends*
            13     Portions of the Annual Report to Stockholders of the
                   Company for the year ended December 31, 1995*
            21     List of subsidiaries of the Company*
            23     Consent of Ernst & Young LLP, Independent Auditors*
            27     Financial Data Schedule (electronic filing only)*

       (1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40016) dated April 29, 1991
       (2) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991
       (3) Incorporated by reference to Amendment No. 1 on Form 8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991
       (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992
       (5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-62212) dated May 6, 1993
       (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993
       (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994
        *  Filed herewith

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

                                                CAPSTEAD MORTGAGE CORPORATION
                                                        REGISTRANT


Date:  March 12, 1996                        By:     /s/ ANDREW F. JACOBS
                                                ------------------------------
                                                        Andrew F. Jacobs
                                                Senior Vice President-Control,
                                                   Treasurer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


 /s/ RONN K. LYTLE               Chairman, Chief          March 15, 1996
-------------------------------   Executive Officer
   (Ronn K. Lytle)                and Director



 /s/ ANDREW F. JACOBS            Senior Vice President-   March 12, 1996
-------------------------------   Control, Treasurer
   (Andrew F. Jacobs)             and Secretary



 /s/ BEVIS LONGSTRETH            Director                 March 18, 1996
-------------------------------
  (Bevis Longstreth)


 /s/ PAUL M. LOW                 Director                 March 18, 1996
-------------------------------
    (Paul M. Low)


 /s/ HARRIET E. MIERS            Director                 March 21, 1996
-------------------------------
  (Harriet E. Miers)


 /s/ WILLIAM R. SMITH            Director                 March 18, 1996
-------------------------------
  (William R. Smith)


 /s/ JOHN C. TOLLESON            Director                 March 21, 1996
-------------------------------
  (John C. Tolleson)


                                PORTIONS OF THE
                           ANNUAL REPORT ON FORM 10-K
                          ITEMS 14(A)(1), (2) AND (3)

                   FINANCIAL STATEMENT SCHEDULES AND EXHIBITS
                          YEAR ENDED DECEMBER 31, 1995

                         CAPSTEAD MORTGAGE CORPORATION
                                 DALLAS, TEXAS

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





           COLUMN A                  COLUMN B           COLUMN C            COLUMN D       COLUMN E
----------------------------------  ----------  -----------------------   -----------  --------------
                                                       ADDITIONS
                                                -----------------------
                                                              CHARGED TO
                                    BALANCE AT   CHARGED TO     OTHER
                                    BEGINNING      COSTS      ACCOUNTS-   DEDUCTIONS-  BALANCE AT END
          DESCRIPTION               OF PERIOD   AND EXPENSES  DESCRIBE    DESCRIBE *     OF PERIOD
----------------------------------  ----------  ------------  ----------  -----------  --------------

Reserves and Allowances Deducted
  From Mortgage Investments:

  Year ended December 31, 1995
   Allowance for losses...........  $7,354,000    $2,200,000          -   $3,635,000      $5,919,000

  Year ended December 31, 1994
   Allowance for losses...........  $6,927,000    $3,500,000          -   $3,073,000      $7,354,000

  Year ended December 31, 1993
   Allowance for losses...........  $8,228,000    $2,800,000          -   $4,101,000      $6,927,000




* Charge-offs due to mortgagor default, fraud or misrepresentation, or special hazard losses, and charge-offs of other mortgage securities.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1995





                                 PART 1 - MORTGAGE LOANS ON REAL ESTATE AT CLOSE OF PERIOD
---------------------------------------------------------------------------------------------------------------------------------
         COLUMN A                 COLUMN B            COLUMN C                   COLUMN D                        COLUMN E
---------------------------       --------       ------------------  ----------------------------------    ----------------------
                                                                       AMOUNT OF PRINCIPAL UNPAID AT
                                                                              CLOSE OF PERIOD
                                                                     ----------------------------------            AMOUNT OF
                                                                                          SUBJECT TO                MORTGAGE
                                   PRIOR          CARRYING AMOUNT                         DELINQUENT                  BEING
        DESCRIPTION                LIENS          OF MORTGAGES(2)       TOTAL             INTEREST(3)             FORECLOSED(3)
---------------------------  ------------------  ------------------  ------------      ----------------    ----------------------
 $    -0- - $   49,999              None            $    190,000     $    190,000           $    68,000           $        -
  (    7)..................
 $ 50,000 - $   99,999              None               2,533,000        2,533,000               198,000               63,000
  (   32)..................
 $100,000 - $  149,999              None              15,809,000       15,809,000             1,019,000              397,000
  (  122)..................
 $150,000 - $  199,999              None              40,820,000       40,820,000             1,455,000              907,000
  (  228)..................
 $200,000 - $  249,999              None             293,351,000      293,351,000            17,089,000            5,726,000
  (1,328)..................
 $250,000 - $  299,999              None             202,653,000      202,653,000            12,331,000            4,663,000
  (  741)..................
 $300,000 - $  349,999              None             138,622,000      138,622,000             8,051,000            1,623,000
  (  429)..................
 $350,000 - $  399,999              None              89,510,000       89,510,000             4,519,000            1,485,000
  (  240)..................
 $400,000 - $  449,999              None              51,346,000       51,346,000             2,141,000              842,000
  (  121)..................
 $450,000 - $  499,999              None              39,441,000       39,441,000             2,370,000            1,409,000
  (   83)..................
 $500,000 - $1,500,000              None             111,303,000      111,303,000             5,141,000            2,293,000
  (  190)..................                         ------------     ------------           -----------          ------------
                                                     985,578,000     $985,578,000           $54,382,000          $ 19,408,000
                                                                     ============           ===========          ============
             Plus premium                              3,417,000
             Plus unrealized gain on mortgage
               loans included in debt
                securities                            10,727,000
                                                    ------------
                                                    $999,722,000
                                                    ============




                                                PART 2 - INTEREST
                                              EARNED ON MORTGAGES
---------------------------                ---------------------------
         COLUMN A                          COLUMN F AND AND COLUMN G(4)
---------------------------                ----------------------------




                                                WEIGHTED AVERAGE
        DESCRIPTION                               INTEREST RATE
---------------------------                     ----------------
 $    -0- - $   49,999                               9.56%
  (    7)..................
 $ 50,000 - $   99,999                               8.16%
  (   32)..................
 $100,000 - $  149,999                               7.91%
  (  122)..................
 $150,000 - $  199,999                               7.88%
  (  228)..................
 $200,000 - $  249,999                               7.64%
  (1,328)..................
 $250,000 - $  299,999                               7.57%
  (  741)..................
 $300,000 - $  349,999                               7.63%
  (  429)..................
 $350,000 - $  399,999                               7.60%
  (  240)..................
 $400,000 - $  449,999                               7.61%
  (  121)..................
 $450,000 - $  499,999                               7.60%
  (   83)..................
 $500,000 - $1,500,000                               7.64%
  (  190)..................







See accompanying notes to Schedule IV.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                              NOTES TO SCHEDULE IV



(1) Mortgage loans at December 31, 1995 consisted of single-family, conventional, first mortgage loans. The Company classifies its mortgage loans by term and interest rate characteristics. Fixed-rate mortgage loans have (i) fixed rates of interest for their entire terms or (ii) an initial fixed-rate period of 10 years after origination and then adjust annually based on a specified margin over 1-year United States Treasury Securities ("1-year Treasuries"). Medium-term mortgage loans have (i) an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year Treasuries or (ii) initial interest rates then adjust one time, approximately 5 years following origination of the mortgage loan, based on a specified margin over the Federal National Mortgage Association ("FNMA") yields for 30-year, fixed-rate commitments at the time of adjustment. Adjustable-rate mortgage loans either adjust (i) semi-annually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR") or (ii) annually based on a specified margin over 1-year Treasuries. Principal amount of mortgage loans in the portfolio totaling $8,930,000, or 0.9 percent, were fixed-rate loans; $566,899,000, or
    56.3 percent, were medium-term loans; and $423,166,000, or 42.8 percent, were adjustable-rate loans.

(2) Reconciliation of mortgage loans:

    Balance at December 31, 1994..........                  $1,425,413,000
     Additions:
      Purchases and originations of
       mortgage loans.....................     126,786,000
      Unrealized gains on mortgage loans
       included in debt securities........      44,400,000     171,186,000
                                            --------------  --------------

                                                             1,596,599,000
     Deductions:
      Principal collections...............     257,239,000
      Amortization of discount............         447,000
      Sales...............................     339,191,000     596,877,000
                                               -----------  --------------

    Balance at December 31, 1995..........                  $  999,722,000
                                                            ==============


(3) Consists of all mortgage loans delinquent 90 days or more. Note that of the amount of principal unpaid at the close of the period that is subject to delinquent principal, $52.8 million is covered by mortgage pool insurance that effectively limits the Company's loss. Similarly, $18.5 million of the amount of mortgages being foreclosed is covered by pool insurance. For a discussion of the Company's exposure to possible loan losses, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 on page 33 under the caption "Note 9 - Allowance for Possible Losses".

(4) Interest due and accrued at the end of the period and interest income earned applicable to the period for each of the categories presented above is not available without unreasonable effort or expense and therefore has been omitted in accordance with Rule 12-23 of Regulation S-X. Total accrued interest for the above listed mortgage loans totaled $6,415,000 at December 31, 1995.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                        NOTES TO SCHEDULE IV - CONTINUED

(5) The geographic distribution of the Company's portfolio at December 31, 1995 was as follows:


                                                NUMBER     PRINCIPAL
     STATE                                     OF LOANS     AMOUNT
     -----                                     --------  ------------

   Alabama.................................           7  $  1,477,000
   Arizona.................................          19     5,037,000
   Arkansas................................           1       245,000
   California..............................       2,523   701,556,000
   Colorado................................          30     8,048,000
   Connecticut.............................          15     4,434,000
   Delaware................................           3     1,107,000
   District of Columbia....................          24     7,469,000
   Florida.................................         103    31,961,000
   Georgia.................................         107    30,675,000
   Hawaii..................................           6     2,324,000
   Idaho...................................           1       218,000
   Illinois................................          31     8,690,000
   Indiana.................................           4       434,000
   Kentucky................................           1       364,000
   Louisiana...............................          12     3,409,000
   Maryland................................          81    23,827,000
   Massachusetts...........................          12     3,073,000
   Michigan................................          36    10,349,000
   Minnesota...............................           1       219,000
   Missouri................................           6     2,112,000
   Nebraska................................           1       209,000
   Nevada..................................          11     2,408,000
   New Hampshire...........................           1       218,000
   New Jersey..............................          71    20,204,000
   New Mexico..............................          34     9,987,000
   New York................................          36    11,598,000
   North Carolina..........................           4     1,103,000
   Ohio....................................           7     1,750,000
   Oklahoma................................          13     3,532,000
   Oregon..................................           2       317,000
   Pennsylvania............................          32     9,401,000
   South Carolina..........................           1       255,000
   Tennessee...............................           1       229,000
   Texas...................................         112    28,874,000
   Utah....................................          12     2,204,000
   Vermont.................................           3       976,000
   Virginia................................         116    35,150,000
   Washington..............................          39     9,472,000
   Wisconsin...............................           2       663,000
                                             ----------  ------------
                                                          985,578,000

   Plus premium............................                 3,417,000
   Plus unrealized gain on mortgage loans
    included in debt securities............                10,727,000
                                                         ------------

            Total..........................       3,521  $999,722,000
                                             ==========  ============

                                 EXHIBIT INDEX


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                                                                                  PAGE
-------                                                                             ------------

3.1(a)  Charter of the Company, which includes Articles of Incorporation,
        Articles Supplementary for each outstanding Series of Preferred Stock and all other amendments to such Articles of Incorporation(5)
3.1(b)  Articles Supplementary ($1.26 Cumulative Convertible Preferred Stock,
        Series B)(4)
3.2     Bylaws of the Company, as amended(5)
10.17   Amendment to Management Agreement dated March 31, 1993, between the
        Registrant and Capstead Advisers, Inc.(5)
10.18   Second Amendment to Management Agreement dated September 3, 1993, between the Registrant and Capstead Advisers, Inc.(6)
10.19   Stock Option Agreement, dated June 16, 1992, between the Company and
        Lomas Financial Corporation(5)
10.20   Form of Loan Sale Agreement(3)
10.21   1990 Employee Stock Option Plan(1)
10.22   1990 Directors' Stock Option Plan(2)
10.23   Employment Agreement dated August 1, 1992 between Capstead Mortgage
        Corporation and Ronn K. Lytle(4)
10.24   Restricted Stock Grant Agreement dated August 1, 1992 between Capstead
        Mortgage Corporation and Ronn K. Lytle(4)
10.25   1994 Flexible Long Term Incentive Plan(7)
10.26   1994 Capstead Inc. Restricted Stock Plan(7)
10.27   Capstead Mortgage Corporation Deferred Compensation Plan(7)
10.28   Summary of Employment Agreement dated December 9, 1993 between Capstead
        Mortgage Corporation and Christopher T. Gilson(7)
11      Computation of per share earnings*
12      Computation of ratio of earnings to combined fixed charges and preferred stock dividends*
13      Portions of the Annual Report to Stockholders of the Company for the year ended December 31, 1995*
21      List of subsidiaries of the Company*
23      Consent of Ernst & Young LLP, Independent Auditors*
27      Financial Data Schedule (electronic filing only)*

(1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40016) dated April 29, 1991
(2) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991
(3) Incorporated by reference to Amendment No. 1 on Form 8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992
(5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-62212) dated May 6, 1993
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994
 *  Filed herewith