Form 10-Q
period 1996-03-31
CAPSTEAD MORTGAGE CORP
filed 1996-05-10
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_____  EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1996

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO
                                               _____      _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)                      24,260,125 as of May 8, 1996

================================================================================

                         CAPSTEAD MORTGAGE CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996


                                     INDEX



                                                                     PAGE
                                                                     ----
                        PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements

 Consolidated Balance Sheet - March 31, 1996 and December 31, 1995..   3

 Consolidated Statement of Income - Quarter Ended
  March 31, 1996 and 1995...........................................   4

 Consolidated Statement of Cash Flows - Quarter Ended
  March 31, 1996 and 1995...........................................   5

 Notes to Consolidated Financial Statements.........................   6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...............  11

ITEM 4. Submission of Matters to a Vote of Security Holders.........  17


                          PART II. - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K............................  17

SIGNATURES..........................................................  18

                        PART I. - FINANCIAL INFORMATION
                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 1.  FINANCIAL STATEMENTS

                                              MARCH 31, 1996   DECEMBER 31, 1995
                                              --------------   -----------------
                                                (UNAUDITED)
ASSETS
 Mortgage securities collateral                  $ 4,689,530        $4,830,020
 Mortgage investments                              4,967,373         4,522,954
                                                 -----------        ----------
                                                   9,656,903         9,352,974

 Cash and cash equivalents                            17,822            18,702
 Prepaids, receivables and other                     118,287           108,570
 Mortgage servicing rights                           480,693           423,360
                                                 -----------        ----------

                                                 $10,273,705        $9,903,606
                                                 ===========        ==========

LIABILITIES
 Collateralized mortgage securities              $ 4,396,904        $4,538,863
 Short-term borrowings                             5,148,592         4,628,782
 Accounts payable and accrued expenses                23,445            23,339
 Mortgage servicing rights
  acquisitions payable                                57,831            47,898
                                                 -----------        ----------
                                                   9,626,772         9,238,882
                                                 -----------        ----------

STOCKHOLDERS' EQUITY
 Preferred stock - $0.10 par value;
  100,000 shares authorized:
   $1.60 Cumulative Preferred Stock,
     Series A, 531 and 550 shares
     issued and outstanding ($8,708
     aggregate liquidation preference)                 7,419             7,685
   $1.26 Cumulative Convertible
     Preferred Stock, Series B, 30,749
     and 30,686 shares issued and
     outstanding ($349,924 aggregate
     liquidation preference)                         331,242           330,065
 Common stock - $0.01 par value; 100,000
  shares authorized; 24,105 and 23,521
  shares issued and outstanding                          241               235
 Paid-in capital                                     331,433           321,207
 Undistributed income (deficit)                       (2,268)           (2,370)
 Unrealized gain (loss) on debt securities           (21,134)            7,902
                                                 -----------        ----------
                                                     646,933           664,724
                                                 -----------        ----------

                                                 $10,273,705        $9,903,606
                                                 ===========        ==========

See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       QUARTER ENDED
                                                          MARCH 31
                                                  ------------------------
                                                    1996            1995
                                                  --------        --------
INTEREST INCOME:
 Mortgage securities collateral                   $ 90,456        $ 98,352
 Mortgage investments                               75,595          53,747
                                                  --------        --------
  Total interest income                            166,051         152,099
                                                  --------        --------

INTEREST AND RELATED EXPENSES:
 Collateralized mortgage securities                 83,083          94,185
 Short-term borrowings                              65,212          48,214
 Mortgage insurance and other                        2,378           2,928
                                                  --------        --------
  Total interest and related expenses              150,673         145,327
                                                  --------        --------
   Net margin on mortgage assets                    15,378           6,772
                                                  --------        --------

MORTGAGE SERVICING REVENUES:
 Servicing fees                                     22,575          14,415
 Other                                               5,396           2,775
                                                  --------        --------
  Total mortgage servicing revenues                 27,971          17,190
                                                  --------        --------

MORTGAGE SERVICING EXPENSES:
 Direct servicing expenses                           3,157           2,261
 Indirect servicing expenses                         1,473             575
 Amortization of mortgage servicing rights          10,087           4,251
 Interest                                            3,299             633
                                                  --------        --------
  Total mortgage servicing expenses                 18,016           7,720
                                                  --------        --------
   Net margin on mortgage servicing operations       9,955           9,470
                                                  --------        --------

OTHER REVENUES:
 Gain on sales and other                             3,921           1,619
 CMO administration                                    833             983
                                                  --------        --------
  Total other revenues                               4,754           2,602
                                                  --------        --------

OTHER OPERATING EXPENSES                             3,259           3,478
                                                  --------        --------

NET INCOME                                        $ 26,828        $ 15,366
                                                  ========        ========

Net income                                        $ 26,828        $ 15,366
Less cash dividends on preferred stock              (9,890)         (9,798)
                                                  --------        --------
Net income available to common stockholders       $ 16,938        $  5,568
                                                  ========        ========
NET INCOME PER SHARE:
 Primary                                          $   0.70           $0.24
 Fully diluted                                        0.67               *
CASH DIVIDENDS PAID PER SHARE:
 Common                                           $   0.70           $0.24
 Series A Preferred                                   0.40            0.40
 Series B Preferred                                   0.32            0.32

* FULLY DILUTED EARNINGS PER SHARE IS NOT PRESENTED FOR THE QUARTER ENDED MARCH 31, 1995 BECAUSE THE EFFECT OF CONVERTING POTENTIALLY DILUTIVE SECURITIES WAS ANTIDILUTIVE.

See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            QUARTER ENDED
                                                               MARCH 31
                                                       -------------------------
                                                          1996            1995
                                                       ---------       ---------
OPERATING ACTIVITIES:
 Net income                                            $  26,828       $  15,366
 Noncash items:
  Amortization of discount and premium                    10,389           2,355
  Amortization of mortgage servicing rights               10,087           4,251
  Depreciation and other amortization                      1,271             616
 Net change in prepaids, receivables, other assets,
  accounts payable and accrued expenses                   (2,366)          6,085
 Net gain from investing activities                       (4,036)         (1,300)
                                                       ---------       ---------
   Net cash provided by operating activities              42,173          27,373
                                                       ---------       ---------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral                    147,341          82,949
  Decrease in accrued interest receivable                  1,067             998
  Increase in short-term investments                      (1,170)         (8,415)
 Purchases and originations of mortgage loans             (9,731)        (34,776)
 Purchases of agency securities                         (936,309)       (131,778)
 Purchases of other mortgage securities                  (25,887)        (75,365)
 Purchases of mortgage servicing rights                  (68,078)        (29,111)
 Principal collections on mortgage investments           283,639          82,829
 Proceeds from sales and redemptions of mortgage assets  203,447         100,937
 Purchases of hedge instruments                           (7,536)              -
                                                       ---------       ---------
   Net cash used by investing activities                (413,217)        (11,732)
                                                       ---------       ---------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities                      (144,252)       (108,973)
  Increase in accrued interest payable                       256           1,072
 Capital stock transactions                               11,143           1,272
 Dividends paid                                          (26,726)        (15,309)
 Increase (decrease) in mortgage servicing
  acquisitions payable                                     9,933         (48,048)
 Increase in short-term borrowings                       519,810         160,324
                                                       ---------       ---------
   Net cash provided (used) by financing activities      370,164          (9,662)
                                                       ---------       ---------

Net increase (decrease) in cash and cash equivalents        (880)          5,979
Cash and cash equivalents at beginning of period          18,702          21,741
                                                       ---------       ---------

Cash and cash equivalents at end of period             $  17,822       $  27,720
                                                       =========       =========

See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1996 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain amounts for prior periods have been reclassified to conform to the 1996 presentation.

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), which the Company adopted January 1, 1996. SFAS 122 sets forth new accounting principles for capitalizing mortgage servicing rights and recording impairment of existing mortgage servicing rights. Because the Company originates mortgage loans on only a small scale in its telephone origination unit and the fair value of its mortgage servicing portfolio exceeded recorded amounts for the periods presented, the adoption of SFAS 122 has had an immaterial impact on the accounting results for the quarter ended March 31, 1996 and would not have had a material impact on previous periods. Therefore, although the new accounting principles have been applied on a prospective basis only as required by SFAS 122, the accounting results for the quarter ended March 31, 1996 are comparable to prior periods.

NOTE B - MORTGAGE INVESTMENTS

Mortgage investments and the related average effective interest rates (calculated excluding unrealized gains and losses) were as follows (dollars in thousands):

                                    AS OF            QUARTER ENDED
                                   MARCH 31            MARCH 31
                            ----------------------  ----------------
                               1996        1995      1996     1995
                            ----------  ----------  ------  --------
MORTGAGE LOANS              $   10,010  $   13,784   8.72%   6.84%
AAA-RATED MORTGAGE PASS-
 THROUGH SECURITIES:
 Fixed-rate                      1,357       1,914  10.47    8.58
 Medium-term                   366,912     467,562   7.08    6.97
 Adjustable-rate               435,564     882,633   7.56    6.48
AGENCY SECURITIES:
 Fixed-rate                    471,527     503,011   6.37    6.35
 Adjustable-rate             3,682,003   1,142,001   6.12    5.67
 Callable notes                      -     366,544   7.05    6.90
                            ----------  ----------  -----    ----
                            $4,967,373  $3,377,449   6.35%   6.33%
                            ==========  ==========  =====    ====

The Company classifies its mortgage investments by term and interest rate characteristics of the underlying mortgage loans. Fixed-rate mortgage investments have (i) fixed rates of interest for their entire terms, or (ii) an initial fixed rate period of 10 years after origination and then adjust annually based on a specified margin over 1-year U.S. Treasury Securities ("1-year Treasuries"). Medium-term mortgage investments have (i) an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year Treasuries or (ii) initial interest rates that adjust one time, approximately 5 years following origination of the mortgage loan, based on a specified margin over the Federal National Mortgage Association ("FNMA") yields for 30-year fixed-rate commitments at the time of adjustment. Adjustable-rate mortgage investments either adjust (i) semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), or
(ii) annually based on a specified margin over 1-year Treasuries. Fixed- and adjustable-rate mortgage agency securities consist of mortgage-backed securities issued by government-sponsored entities, either the Federal Home Loan Mortgage Corporation ("FHLMC"), FNMA or the Government National Mortgage Association ("GNMA"). Callable agency notes are unsecured, fixed-rate notes issued by FNMA, FHLMC, or the Federal Home Loan Bank Board ("FHLBB") and mature in 1997, unless redeemed earlier. Collectively, mortgage-backed securities and callable notes issued by government-sponsored entities are referred to as "Agency Securities."

At March 31, 1996 the AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") and the Agency Securities were pledged to secure short-term borrowings.

NOTE C - NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                             QUARTER ENDED MARCH 31
                                                    ---------------------------------------
                                                           1996                  1995
                                                    -------------------  ------------------
                                                               AVERAGE              AVERAGE
                                                     AMOUNT      RATE     AMOUNT     RATE
                                                    ---------  --------  --------   -------
INTEREST INCOME:
 Mortgage securities collateral                      $ 90,456     7.63%  $ 98,352     7.57%
 Mortgage investments                                  75,595     6.35     53,747     6.33
                                                     --------            --------
   Total interest income                              166,051             152,099
                                                     --------            --------
INTEREST EXPENSE:
 Collateralized mortgage securities                    83,083     7.52     94,185     7.57
 Short-term borrowings                                 65,212     5.54     48,214     5.96
                                                     --------            --------
   Total interest expense                             148,295             142,399
                                                     --------            --------
Net interest                                         $ 17,756            $  9,700
                                                     ========            ========

The following table summarizes changes in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter ended March 31, 1996 compared to the same period in 1995 (in thousands):

                                        RATE*     VOLUME*     TOTAL
                                       --------  ---------  ---------
INTEREST INCOME:
 Mortgage securities collateral        $   787   $ (8,683)  $ (7,896)
 Mortgage investments                      239     21,609     21,848
                                       -------   --------   --------
  Total interest income                  1,026     12,926     13,952
                                       -------   --------   --------
INTEREST EXPENSE:
 Collateralized mortgage securities       (557)   (10,545)   (11,102)
 Short-term borrowings                  (3,595)    20,593     16,998
                                       -------   --------   --------
  Total interest expense                (4,152)    10,048      5,896
                                       -------   --------   --------
Net interest                           $ 5,178   $  2,878   $  8,056
                                       =======   ========   ========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

NOTE D - DISCLOSURES REGARDING FAIR VALUES OF DEBT SECURITIES

The estimated fair values of debt securities were determined using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The following tables summarize fair value disclosures for available-for-sale debt securities for the periods indicated (in thousands):

                                               AS OF MARCH 31, 1996
                                  ----------------------------------------------
                                                GROSS       GROSS
                                              UNREALIZED  UNREALIZED     FAIR
                                     COST       GAINS       LOSSES      VALUE
                                  ----------  ----------  ----------  ----------
Mortgage Pass-Throughs:
 Fixed-rate                       $    1,320     $    37     $     -  $    1,357
 Medium-term                         368,116         615       1,819     366,912
 Adjustable-rate                     429,899       5,665           -     435,564
Agency Securities:
 Fixed-rate                          496,560           -      25,033     471,527
 Adjustable-rate                   3,690,225       2,234      10,456   3,682,003
Mortgage securities collateral       344,568       7,941         318     352,191
                                  ----------     -------     -------  ----------
                                  $5,330,688     $16,492     $37,626  $5,309,554
                                  ==========     =======     =======  ==========

                                             AS OF DECEMBER 31, 1996
                                  ----------------------------------------------
                                                GROSS       GROSS
                                              UNREALIZED  UNREALIZED     FAIR
                                     COST       GAINS       LOSSES      VALUE
                                  ----------  ----------  ----------  ----------
Mortgage Pass-Throughs:
 Fixed-rate                       $    1,723     $    48     $     -  $    1,771
 Medium-term                         420,910       3,455          36     424,329
 Adjustable-rate                     555,944       7,259           -     563,203
Agency Securities:
 Fixed-rate                          497,785           -       8,096     489,689
 Adjustable-rate                   2,977,794       6,657           -   2,984,451
 Callable notes                      48,974`         118           -      49,092
Mortgage securities collateral       356,159       9,063      10,566     354,656
                                  ----------     -------     -------  ----------
                                  $4,859,289     $26,600     $18,698  $4,867,191
                                  ==========     =======     =======  ==========

The fair value of debt securities held available-for-sale was estimated using quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements. Mortgage securities collateral classified as held-to-maturity has been permanently financed through the issuance of collateralized mortgage securities. Gross unrealized gains and losses are based on projected net cash flows of the mortgage securities collateral after payment on the related collateralized mortgage securities determined using market discount rates and prepayment assumptions; however, because the Company intends to hold these assets to maturity, it does not anticipate realizing such gains or losses and instead expects these assets will continue to make a positive contribution to income in future periods. The following table summarizes fair value disclosures for mortgage securities collateral held-to-maturity for the periods indicated (in thousands):

                                         GROSS       GROSS
                                       UNREALIZED  UNREALIZED     FAIR
                              COST       GAINS       LOSSES      VALUE
                           ----------  ----------  ----------  ----------
As of March 31, 1996       $4,337,339      $4,835     $58,917  $4,283,257
                           ==========      ======     =======  ==========
As of December 31, 1995    $4,475,364      $5,042     $60,920  $4,419,486
                           ==========      ======     =======  ==========

During the quarter ended March 31, 1996, $115,498,000 and $24,756,000 of Mortgage Pass-Throughs and interest-only securities included in mortgage securities collateral held available-for-sale were sold at gross realized gains of $989,000 and $2,962,000, respectively. Additionally, $48,977,000 of callable agency notes were redeemed by the issuer. During the quarter ended March 31, 1995, $35,893,000 of mortgage securities collateral previously released from the related indentures pursuant to clean-up calls was sold at gross realized gains aggregating $966,000. No other sales of debt securities occurred during this period in 1995. Net adjustments to unrealized holding gains (losses) on available-for-sale securities included as a separate component of stockholders' equity were $(29,036,000) and $51,738,000 during the quarters ended March 31, 1996 and 1995, respectively.

NOTE E - MORTGAGE SERVICING

The following table provides information regarding the mortgage servicing portfolio and the related investment in mortgage servicing rights (dollars in thousands):

                                          UNPAID                 MORTGAGE
                                        PRINCIPAL     NUMBER    SERVICING
                                         BALANCE     OF LOANS     RIGHTS
                                       ------------  ---------  ----------
Loans serviced at December 31, 1995    $25,557,629    246,885    $369,600
 Additions                               3,003,522     30,043      53,192
 Run-off/amortization                     (833,637)    (5,877)    (10,087)
                                       -----------    -------    --------
Loans serviced at March 31, 1996        27,727,514    271,051     412,705
 Purchases pending transfer              4,820,252     52,968      67,988
                                       -----------    -------    --------
Total portfolio at March 31, 1996      $32,547,766    324,019    $480,693
                                       ===========    =======    ========

SFAS 122 requires that mortgage servicing rights be evaluated for impairment on a disaggregated basis by predominant risk characteristics. A valuation allowance is established through a charge to income to the extent that the recorded amount for servicing rights within an individual stratum exceeds fair value. This valuation allowance may be adjusted in the future, again through a charge or benefit to income, as the fair value of the servicing rights changes. Fair values are established through use of a discounted cash flow valuation model that incorporates assumptions the Company believes market participants would use in estimating the fair value of future net servicing income including assumptions regarding prepayment speeds, discount rates, servicing costs, etc. Results of the valuation model are compared to recent market prices for bulk servicing acquisitions when available. For impairment evaluation purposes, the Company stratifies its servicing portfolio on the basis of term, interest rate and loan type (fixed-rate versus adjustable-rate).

Because the fair value of the mortgage servicing rights for each stratum of the servicing portfolio exceeded recorded amounts at the adoption date and at March 31, 1996, no impairment charges or direct writedowns of mortgage servicing rights were recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
- -------------------

The Company's business plan is to build a mortgage banking operation with investments in mortgage servicing and mortgage securities with the goal of producing reasonably balanced results in a rising or falling interest rate environment.

The Company formed its mortgage servicing operation in 1993, and through steady growth (primarily through the bulk acquisition of servicing rights), it has become one of the 25 largest mortgage servicers in the country. By the end of May 1996, the mortgage servicing portfolio is expected to exceed $32 billion. The mortgage servicing portfolio (excluding pending transfers) increased a net $2.2 billion during the current quarter to $27.7 billion with a weighted average interest rate of 7.39 percent earned an average annual service fee excluding ancillary revenue earned on escrows (the "Average Service Fee") of 30.6 basis points. The March 31, 1996 balance of mortgage servicing rights related to this portfolio was $412.7 million (149 basis points, or a 4.87 multiple of the Average Service Fee). An additional $4.8 billion of mortgage servicing that was acquired during the quarter is pending transfer into the portfolio and is being subserviced by the seller. This portfolio has a weighted average interest rate of 7.31 percent earning an Average Service Fee of 27.0 basis points. At an average cost of 141 basis points, this portfolio is being acquired at a 5.22 multiple.

Annualized portfolio run-off, consisting of prepayments and scheduled payments on mortgage loans serviced, was 12.58 percent in the current quarter, up from
6.15 percent during the first quarter of 1995. The increase in prepayments experienced in the current quarter was prompted by lower mortgage rates. Rising interest rates since February 1996 are expected to significantly lower prepayment rates during the second quarter. Derivative financial instruments, specifically 10-year U.S. Treasury and 3-month London Interbank Offered Rate ("LIBOR") interest rate floors, are held from time to time as partial hedges against prepayment risk (see "Effects of Interest Rate Changes"). Certain of these hedge positions were closed out during 1995 at gains aggregating $17.8 million which were deferred, lowering the basis of the servicing rights hedged. Open hedge positions with a $5.2 billion notional amount carried a $5.6 million unrealized loss at March 31, 1996. In the second quarter of 1996, the Company undesignated these derivatives as hedges and applied the unrealized loses at that date to the basis of the servicing rights hedged. Subsequent changes in value of these derivatives will be recorded in income as they occur.

The Company's mortgage investments increased $444.4 million to nearly $5.0 billion during the current quarter. The Company acquired $936.3 million of adjustable-rate mortgage ("ARM") mortgage-backed securities issued by government-sponsored entities, either the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") or the Government National Mortgage Association ("GNMA") (collectively, "Agency Securities") and sold $115.5 million of AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs"). In addition, $49.0 million of callable agency notes were redeemed by the issuer. After considering sales and run-off of existing portfolio, holdings of ARM securities increased $569.9 million during the current quarter to $4.1 billion.

Prior to 1995 the Company had been an active issuer of collateralized mortgage obligations ("CMOs") and other securities backed by jumbo mortgage loans. The Company generally retained residual interests in CMOs issued consisting primarily of interest-only and principal-only strips. During 1995 and year-to-date, the Company has not issued any CMOs but instead increased its CMO investments by acquiring agency-issued, interest-only securities. Interest-only securities have characteristics similar to investments in mortgage servicing in that the mortgage loans underlying these securities are subject to prepayment risk. During the current quarter, the Company acquired $25.9 million of agency-issued, interest-only securities while selling other positions. After considering sales, run-off and changes in market value, holdings of agency-issued, interest-only securities increased $7.7 million during the current quarter to $121.2 million, while total CMO investments (defined as CMO collateral, net of related bonds, plus similar mortgage securities such as interest-only strips) increased $1.5 million to $292.6 million.

Derivative financial instruments, specifically 10-year U.S. Treasury interest rate floor agreements, are held from time to time as partial hedges against prepayment risk on CMO investments (see "Effects of Interest Rate Changes"). Certain of these hedge positions were closed out during 1995 at gains aggregating $5.0 million which were deferred, lowering the basis of the CMO investments hedged. Open hedge positions, with a $2.0 billion notional amount, carried a $1.0 million unrealized loss at March 31, 1996. In the second quarter of 1996, the Company undesignated these derivatives as hedges and applied the unrealized loses at that date to the basis of the CMO investments hedged. Subsequent changes in value of these derivatives will be recorded in income as they occur.

The following table summarizes the Company's utilization of capital as of March 31, 1996 (in thousands):

                                                                     CAPITAL
                                            ASSETS     BORROWINGS   EMPLOYED
                                          -----------  -----------  ---------
Mortgage loans                            $    10,010  $         -  $ 10,010
Mortgage Pass-Throughs:
 Fixed-rate                                     1,357        1,704      (347)
 Medium-term                                  366,912      357,068     9,844
 Adjustable-rate                              435,564      429,208     6,356
Agency Securities:
 Fixed-rate                                   471,527      482,626   (11,099)
 Adjustable-rate                            3,682,003    3,603,192    78,811
CMO investments                             4,689,530    4,573,698*  115,832
Mortgage servicing rights                     480,693      155,831** 324,862
                                          -----------  -----------  --------
                                          $10,137,596  $ 9,603,327   534,269
                                          ===========  ===========
Other assets, net of other liabilities                               112,664
                                                                    --------
Total stockholders' equity                                          $646,933
                                                                    ========

*  INCLUDES $176.8 MILLION OF RELATED SHORT-TERM BORROWINGS.
** REPRESENTS AMOUNTS OWED UNDER CONTRACTS FOR BULK PURCHASES OF MORTGAGE
   SERVICING RIGHTS AND $98.0 MILLION DRAWN ON A $300.0 MILLION LINE OF CREDIT SECURED BY EXISTING SERVICING RIGHTS.

Rising interest rates in February and March 1996 and selected sales resulted in a $29.0 million net decline in value of securities held available-for-sale during the quarter. At December 31, 1995 securities held available-for-sale were carried at a net unrealized gain of $7.9 million, which declined to a net unrealized loss of $21.1 million at March 31, 1996. This unrealized loss will be realized only if the securities are sold. The Company has the ability to hold these securities for the foreseeable future and therefore does not expect to realize losses on security sales.

RESULTS OF OPERATIONS
- ---------------------

Comparative net operating results (interest income or fee revenues, net of related interest expense or direct operating costs), by source, were as follows (in thousands, except percentages and per share amounts):

                                               QUARTER ENDED
                                                 MARCH 31
                                          ------------------------
                                            1996            1995
                                          --------        --------
Mortgage loans                            $   175         $   715
Mortgage Pass-Throughs                      2,656           1,525
Agency Securities                           7,171           2,925
CMO investments                             5,376           1,607
Mortgage servicing                          9,955           9,470
CMO administration                            833             983
Gain on sales and other                     3,921           1,619
                                          -------         -------
 Contribution to income                    30,087          18,844
Other operating expenses                    3,259           3,478
                                          -------         -------
  Net income                              $26,828         $15,366
                                          =======         =======
Net income per share:
 Primary                                  $  0.70         $  0.24
 Fully diluted                               0.67               *
Return on average stockholders' equity      16.12%           9.54%

* FULLY DILUTED EARNINGS PER SHARE IS NOT PRESENTED FOR THE QUARTER ENDED MARCH 31, 1995 BECAUSE THE EFFECT OF CONVERTING POTENTIALLY DILUTIVE SECURITIES WAS ANTIDILUTIVE.

Operating results for the quarter ended March 31, 1996 improved substantially over those achieved in the first quarter of 1995. Improved interest spreads on mortgage investments, together with gains on sales of certain of these securities, contributed to the significant improvement in net income. Record quarterly net income of $26.8 million represents an increase of nearly 75 percent over the first quarter of 1995, while net income per common share increased 192 percent. Return on average stockholders' equity increased 69 percent over returns achieved the first quarter of 1995.

The net interest spread earned from mortgage loans contributed significantly less to current quarter operating results than in 1995 due to lower average holdings of mortgage loans. This reflects the Company's efforts to reduce market risk associated with aggregating and securitizing jumbo mortgage loans culminating in the decision in November 1995 to exit the jumbo mortgage loan conduit business. The Company now only warehouses, prior to sale, first and second lien mortgage loans originated by its telephone origination unit.

Mortgage Pass-Throughs contributed more to current quarter operating results compared to the same period in 1995 despite a lower average portfolio outstanding primarily due to a 116 basis point increase in net interest spread to 161 basis points. Yields for this portfolio averaged 7.35 percent during the current quarter compared to 6.66 percent in the same period in 1995, while average borrowing costs were lower at 5.74 percent during the current quarter compared to 6.21 percent in the same period in 1995. The rise in yields is primarily due to the periodic resetting of coupon rates on underlying ARM loans (see "Effects of Interest Rate Changes"). Lower borrowing costs reflect lower prevailing short-term interest rates. The average portfolio outstanding was $869 million during the current quarter compared to nearly $1.3 billion during the same period in 1995.

Agency Securities contributed substantially more to current quarter operating results compared to the same period in 1995 due to a sizable increase in average portfolio outstanding and a 43 basis point increase in net interest spread to 69 basis points over the same period in 1995. Yields averaged 6.16 percent during the current quarter compared to 6.07 percent in the same period in 1995, while borrowing costs averaged 5.47 percent and 5.81 percent, respectively. The rise in yields is due primarily to the periodic resetting of coupon rates on underlying ARM loans and the acquisition of higher yielding ARM securities offset somewhat by continued high prepayments that increased purchase premium amortization (see "Effects of Interest Rate Changes"). Lower borrowing costs reflect lower prevailing interest rates. The average Agency Securities portfolio outstanding was $3.9 billion for the current quarter compared to $2.0 billion during the same period in 1995.

CMO investments contributed substantially more to current quarter net operating results compared to the same period in 1995 due primarily to investments made during 1995 and 1996 in agency-issued, interest-only securities (see above, "Financial Condition").

Higher mortgage servicing results reflect continued growth in this operation. Revenues increased to $28.0 million during the current quarter compared to $17.2 million during the same period in 1995. Operating costs also increased, but not to the same extent as revenues, which reflects efficiencies gained in the servicing process as the servicing portfolio continues to grow. Amortization of mortgage servicing rights of $10.1 million during the current quarter was significantly higher than the $4.3 million recorded in the same period in 1995 due to portfolio growth and higher levels of prepayments caused by lower interest rates. Because the Company originates mortgage loans on only a small scale in its telephone origination unit and the fair value of its mortgage servicing portfolio exceeds recorded amounts by a large margin, the adoption of SFAS 122 has had an immaterial impact on servicing results for the quarter ended March 31, 1996 (see Notes A and E to the financial statements).

During the current quarter the Company sold $115.5 million and $24.8 million of Mortgage Pass-Throughs and interest-only securities recognizing gains of $1.0 million and $3.0 million, respectively. This compares to sales of $99.6 million of mortgage loans and securities for gains aggregating $1.3 million in the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's primary sources of funds include monthly principal and interest payments on mortgage investments, short-term borrowings, excess cash flows on CMO investments, servicing fees and other revenue from mortgage servicing, proceeds from sales of mortgage assets, and equity offerings, when available. The Company currently believes that these funds are sufficient for growth of the mortgage servicing portfolio, the acquisition of mortgage assets, repayments on short-term borrowings and the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT"). It is the Company's policy to remain strongly capitalized and conservatively leveraged.

Short-term borrowings are primarily made under repurchase arrangements. The Company has uncommitted repurchase facilities with investment banking firms to finance mortgage assets, subject to certain conditions. Interest rates on borrowings under these facilities are based on overnight to 30-day LIBOR rates. The terms and conditions of these arrangements, including interest rates, are negotiated on a transaction-by-transaction basis.

At March 31, 1996 the mortgage servicing operation had available $202 million of a $300 million revolving line of credit agreement with an investment banking firm that matures in October 1997, of which $120 million is committed. The line is to be used primarily to finance acquisitions of mortgage servicing rights and will be collateralized by those rights, as well as certain existing servicing rights. The agreement requires, among other things, that the mortgage servicing operation maintain certain financial ratios and specified levels of unencumbered servicing rights, as defined. The mortgage servicing operation is in compliance with all requirements. Interest rates on borrowings under this facility are based on LIBOR with interest due monthly.

During the quarter ended March 31, 1996, the Company raised approximately $11.1 million through its stockholder dividend reinvestment and stock purchase plans, modest open market sales of common stock and stock option exercises. The Company anticipates continuing to raise equity through these channels as market conditions allow.

EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may impact the Company's earnings in various ways. The Company's earnings depend, in part, on the difference between the interest received on mortgage investments and the interest paid on related short-term borrowings. The resulting spread may be reduced in a rising interest rate environment. For most of the Company's mortgage investments, the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on underlying ARM loans. Since ARM loans generally limit the amount of such increase during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying ARM loans resulting in a negative interest spread. The Company may from time to time invest in derivative financial instruments, specifically interest rate cap agreements, as a hedge against rising interest rates on a portion of its short-term borrowings. Interest rate caps increase in value as interest rates rise and decline in value when rates fall.

Another effect of changes in interest rates is that as interest rates decrease, the rate of prepayment of mortgage loans underlying mortgage investments generally increases. To the extent the proceeds of prepayments on mortgage investments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such investments, earnings may be adversely affected. Because prolonged periods of high prepayments can significantly reduce the expected life of mortgage investments, the actual yields realized can be lower due to faster amortization of purchase premiums. In addition, the rates of interest earned on ARM investments generally will decline during periods of falling interest rates as the underlying ARM loans reset at lower rates. The Company may, from time to time, sell mortgage assets which may increase income volatility because of the recognition of transactional gains or losses. Such sales may become attractive as values of mortgage assets fluctuate with changes in interest rates.

Changes in interest rates also impact earnings recognized from CMO investments, which consist primarily of fixed-rate CMO residuals and interest-only and principal-only securities. The amount of income that may be generated from the typical CMO residual is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below interest rates on the collateral, principal prepayments will increase, reducing or even eliminating the overall return on the investment in the CMO residual. This is due primarily to the acceleration of the amortization of bond discounts, a noncash item, as bond classes are repaid more rapidly than originally anticipated. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, resulting in a greater overall return on an investment in a fixed-rate CMO residual because of an increase in the period of time over which the Company receives the larger positive interest spread.

Similarly, in a falling interest rate environment, prepayments on mortgage loans underlying the Company's growing investment in interest-only securities generally will be high and the Company could incur losses on these securities. Conversely, in periods of rising interest rates, interest-only securities will tend to perform favorably because underlying mortgage loans will generally prepay at slower rates. Principal-only securities react differently to changes in interest rates. Lower interest rates result in the recovery of these investments more rapidly thus increasing yields. During periods of rising rates, it takes longer for the Company to recover its investments thus lowering yields. Principal-only securities owned by the Company represent a much smaller investment than interest-only investments.

The above discussion regarding how changes in interest rates impact mortgage assets also applies to the Company's investment in mortgage servicing rights. When interest rates rise, mortgage servicing rights become more valuable since the average lives of the related mortgage loans tend to be longer and earnings from large, temporarily held cash balances will be greater. Conversely, lower interest rates will spur prepayments thus reducing the period of time the Company can service the related loans. Sustained periods of high prepayments can result in losses on the Company's investment in mortgage servicing rights, particularly now that the Company has adopted SFAS 122 and must evaluate its investment in servicing rights for impairment on a disaggregated basis and record impairment charges if the recorded amount for an individual servicing stratum is more than its fair value.

The Company's business plan is to build a mortgage servicing operation with investments in mortgage servicing and mortgage securities with the goal of producing reasonably balanced results in a rising or falling interest rate environment. The Company supplements its business plan from time to time with derivative financial instruments, specifically interest rate floors, which may be used to hedge certain assets, such as mortgage servicing rights or interest-only strips or may be held for investment. Interest rate floors decrease in value when interest rates rise and increase in value when rates decline. In instances where floors are designated as hedges, any changes in value will adjust the basis of the assets hedged. In instances where floors are held for investment, changes in value will be recorded in income as they occur, which could increase income volatility.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The annual meeting of stockholders was held April 19, 1996.

(b) The following directors were elected to Board of Directors (constituting the entire Board of Directors):

                Bevis Longstreth        Harriet E. Miers
                Paul M. Low             William R. Smith
                Ronn K. Lytle           John C. Tolleson

(c)  The following items were voted on at the annual meeting:

                                                        VOTES
                                   ----------------------------------------------
                                                            WITHHELD/    BROKER
                                       FOR       AGAINST   ABSTENTIONS  NON-VOTES
                                    ----------  ---------  -----------  ---------
Election of Board Members:
  Bevis Longstreth................  21,173,513          -      134,792          -
  Paul M. Low.....................  21,173,266          -      135,039          -
  Ronn K. Lytle...................  21,181,008          -      127,297          -
  Harriet E. Miers................  21,176,347          -      131,958          -
  William R. Smith................  21,176,585          -      131,720          -
  John C. Tolleson................  21,175,851          -      132,454          -

Adoption of the Incentive
  Bonus Plan......................  19,178,922    933,723      293,261    902,399

Authorize an amendment to
  the 1994 Flexible Long
  Term Incentive Plan.............  10,121,489  4,031,200      354,662  6,800,954

Other matters (no other matters)    17,486,409  2,479,999    1,341,897          -

                          PART II. - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     --------

     The following Exhibits are presented herewith:

     Exhibit 10.29 - Capstead Mortgage Corporation Incentive Bonus Plan.

     Exhibit 10.30 - Amendment to the 1994 Flexible Long Term Incentive Plan.

     Exhibit 11 - Computation of Earnings Per Share for the quarter ended March 31, 1996 and 1995.

     Exhibit 27 - Financial Data Schedule (electronic filing only).

(b)  Reports on Form 8-K:  None.
     -------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CAPSTEAD MORTGAGE CORPORATION



Date:  May 9, 1996                By /s/ RONN K. LYTLE
                                     ------------------------------------
                                     Ronn K. Lytle
                                     Chairman and Chief Executive Officer



Date:  May 9, 1996                By /s/ ANDREW F. JACOBS
                                     ------------------------------------
                                     Andrew F. Jacobs
                                     Senior Vice President - Control
                                       and Treasurer