Form 10-Q
period 1996-06-30
CAPSTEAD MORTGAGE CORP
filed 1996-07-30
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- -----   EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO
                               ----------------    -------------------

COMMISSION FILE NUMBER:  1-8996

                         CAPSTEAD MORTGAGE CORPORATION
             (Exact name of Registrant as specified in its Charter)

               MARYLAND                              75-2027937
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification No.)

   2711 NORTH HASKELL, DALLAS, TEXAS                    75204
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

Common Stock ($0.01 par value)                    25,005,840 as of July 29, 1996

================================================================================

                         CAPSTEAD MORTGAGE CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996


                                     INDEX



                        PART I. -- FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
ITEM 1. Financial Statements

 Consolidated Balance Sheet -- June 30, 1996 and December 31, 1995..      3

 Consolidated Statement of Income -- Quarter and Six Months Ended
  June 30, 1996 and 1995...........................................      4

 Consolidated Statement of Cash Flows -- Six Months Ended
  June 30, 1996 and 1995...........................................      5

 Notes to Consolidated Financial Statements........................      6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..............     13

                          PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K...........................     19

SIGNATURES.........................................................     20

                        PART I. -- FINANCIAL INFORMATION
                         CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


ITEM 1.  FINANCIAL STATEMENTS


                                              JUNE 30, 1996   DECEMBER 31, 1995
                                              --------------  ------------------
                                               (UNAUDITED)
ASSETS
 Mortgage investments                            $4,458,133       $4,522,954
 Mortgage securities collateral                   4,763,904        4,830,020
                                                 ----------       ----------
                                                  9,222,037        9,352,974

 Cash and cash equivalents                           23,375           18,702
 Prepaids, receivables and other                    125,692          108,570
 Mortgage servicing rights                          529,812          423,360
                                                 ----------       ----------

                                                 $9,900,916       $9,903,606
                                                 ==========       ==========

LIABILITIES
 Short-term borrowings                           $4,961,291       $4,628,782
 Collateralized mortgage securities               4,225,089        4,538,863
 Accounts payable and accrued expenses               30,169           23,339
 Mortgage servicing rights
  acquisitions payable                               41,120           47,898
                                                 ----------       ----------
                                                  9,257,669        9,238,882
                                                 ----------       ----------

STOCKHOLDERS' EQUITY
 Preferred stock - $0.10 par value;
  100,000 shares authorized:
   $1.60 Cumulative Preferred Stock,
     Series A, 516 and 550 shares
     issued and outstanding ($8,462
     aggregate liquidation preference)                7,213            7,685
   $1.26 Cumulative Convertible
     Preferred Stock, Series B, 30,487
     and 30,686 shares issued and
     outstanding ($346,942 aggregate
     liquidation preference)                        327,807          330,065
 Common stock - $0.01 par value; 100,000
  shares authorized; 24,862 and 23,521
  shares issued and outstanding                         249              235
 Paid-in capital                                    341,735          321,207
 Undistributed income (deficit)                         194           (2,370)
 Unrealized gain (loss) on debt securities          (33,951)           7,902
                                                 ----------       ----------
                                                    643,247          664,724
                                                 ----------       ----------

                                                 $9,900,916       $9,903,606
                                                 ==========       ==========



See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            QUARTER ENDED             SIX MONTHS ENDED
                                              JUNE 30                      JUNE 30
                                       ----------------------      ----------------------
                                         1996         1995           1996         1995
                                       ---------    ---------      ---------    ---------
INTEREST INCOME:
 Mortgage investments                  $ 77,521     $ 55,926       $153,448     $109,673
 Mortgage securities collateral          88,738       97,054        179,194      195,406
                                       --------     --------       --------     --------
  Total interest income                 166,259      152,980        332,642      305,079
                                       --------     --------       --------     --------
INTEREST AND RELATED EXPENSES:
 Short-term borrowings                   67,474       50,541        133,018       98,755
 Collateralized mortgage securities      79,730       91,608        162,907      185,793
 Mortgage insurance and other             2,118        2,943          4,402        5,871
                                       --------     --------       --------     --------
  Total interest and related expenses   149,322      145,092        300,327      290,419
                                       --------     --------       --------     --------
   Net margin on mortgage assets         16,937        7,888         32,315       14,660
                                       --------     --------       --------     --------
MORTGAGE SERVICING REVENUES:
 Servicing fees                          23,739       16,147         46,314       30,563
 Other                                    6,806        4,691         12,202        7,465
                                       --------     --------       --------     --------
  Total mortgage servicing revenues      30,545       20,838         58,516       38,028
                                       --------     --------       --------     --------
MORTGAGE SERVICING EXPENSES:
 Direct servicing expenses                3,799        2,590          6,956        4,851
 Indirect servicing expenses              1,514          526          2,987        1,101
 Amortization of mortgage servicing
  rights                                 10,139        5,934         20,226       10,185
 Interest                                 3,929        1,683          7,228        2,315
                                       --------     --------       --------     --------
  Total mortgage servicing expenses      19,381       10,733         37,397       18,452
                                       --------     --------       --------     --------
   Net margin on mortgage servicing
    operations                           11,164       10,105         21,119       19,576
                                       --------     --------       --------     --------
OTHER REVENUES:
 Gain on sales and other                  6,403        2,587         10,324        4,205
 CMO administration                         867          861          1,700        1,844
                                       --------     --------       --------     --------
  Total other revenues                    7,270        3,448         12,024        6,049
                                       --------     --------       --------     --------
OTHER OPERATING EXPENSES                  3,198        3,702          6,457        7,180
                                       --------     --------       --------     --------

NET INCOME                             $ 32,173     $ 17,739       $ 59,001     $ 33,105
                                       ========     ========       ========     ========

Net income                             $ 32,173     $ 17,739       $ 59,001     $ 33,105
Less cash dividends on preferred
 stock                                   (9,800)      (9,823)       (19,690)     (19,621)
                                       --------     --------       --------     --------
Net income available to common
 stockholders                          $ 22,373     $  7,916       $ 39,311     $ 13,484
                                       ========     ========       ========     ========
NET INCOME PER SHARE:
 Primary                               $   0.90     $   0.35       $   1.60     $   0.59
 Fully diluted                             0.79         0.34           1.47         0.59
CASH DIVIDENDS PAID PER SHARE:
 Common                                $   0.80     $   0.35       $   1.50     $   0.59
 Series A preferred                        0.40         0.40           0.80         0.80
 Series B preferred                        0.31         0.31           0.63         0.63

See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30
                                                              ------------------------
                                                                 1996          1995
                                                              ------------  -----------
OPERATING ACTIVITIES:
 Net income                                                   $    59,001    $  33,105
 Noncash items:
  Amortization of discount and premium                             25,674        6,521
  Amortization of mortgage servicing rights                        20,226       10,185
  Depreciation and other amortization                               1,564        1,292
 Net change in prepaids, receivables, other assets,
  accounts payable and accrued expenses                             6,612        3,590
 Net gain from investing activities                               (10,375)      (3,132)
                                                              -----------    ---------
  Net cash provided by operating activities                       102,702       51,561
                                                              -----------    ---------

INVESTING ACTIVITIES:
 Purchases of agency securities                                (1,067,343)    (479,059)
 Purchases and originations of mortgage loans                     (19,584)     (61,270)
 Purchases of interest-only securities                           (307,005)     (91,634)
 Purchases of derivative financial instruments                    (33,972)     (13,492)
 Purchases of mortgage servicing rights                          (114,038)     (78,838)
 Principal collections on mortgage investments                    581,182      157,487
 Proceeds from sales and redemptions of mortgage assets           581,538      301,541
 Proceeds from sales of derivative financial instruments                -       24,012
 Mortgage securities collateral:
  Principal collections on collateral                             305,406      211,396
  Decrease in accrued interest receivable                           2,344        2,060
  Decrease in short-term investments                                3,949       11,212
                                                              -----------    ---------
   Net cash used by investing activities                          (67,523)     (16,585)
                                                              -----------    ---------

FINANCING ACTIVITIES:
 Increase in short-term borrowings                                332,509      316,254
 Decrease in mortgage servicing acquisitions payable               (6,778)     (35,711)
 Collateralized mortgage securities:
  Principal payments on securities                               (317,936)    (278,268)
  Increase in accrued interest payable                                324        1,395
 Capital stock transactions                                        17,812        2,606
 Dividends paid                                                   (56,437)     (33,104)
                                                              -----------    ---------
   Net cash used by financing activities                          (30,506)     (26,828)
                                                              -----------    ---------

Net increase in cash and cash equivalents                           4,673        8,148
Cash and cash equivalents at beginning of period                   18,702       21,741
                                                              -----------    ---------

Cash and cash equivalents at end of period                    $    23,375    $  29,889
                                                              ===========    =========


See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE 1 --  BUSINESS

Capstead Mortgage Corporation, a national mortgage banking firm, earns income from servicing mortgage loans, investing in mortgage-backed securities and other investment strategies. The Company's business plan is to build its mortgage servicing and mortgage securities portfolios with the goal of producing reasonably balanced operating results in rising or falling interest rate environments.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain amounts for prior periods have been reclassified to conform to the 1996 presentation.

On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122").
SFAS 122 sets forth new accounting principles for capitalizing mortgage servicing rights and recording impairment of existing mortgage servicing rights. Because the fair value of mortgage servicing rights has exceeded recorded amounts for the periods presented, and the Company formerly originated mortgage loans on only a small scale, the adoption of SFAS 122 has had an immaterial impact on the accounting results for the quarter and six months ended June 30, 1996 and would not have had a material impact on previous periods. Therefore, although the new accounting principles have been applied on a prospective basis only as required by SFAS 122, the accounting results for the quarter and six months ended June 30, 1996 are comparable to prior periods.

NOTE 3 -- MORTGAGE INVESTMENTS

Mortgage investments and the related average effective interest rates (calculated excluding unrealized gains and losses) were as follows (dollars in thousands):

                                                        QUARTER      SIX MONTHS
                                                         ENDED         ENDED
                                  AS OF JUNE 30         JUNE 30       JUNE 30
                              ----------------------  ------------  ------------
                                 1996        1995     1996   1995   1996   1995
                              ----------  ----------  -----  -----  -----  -----

MORTGAGE LOANS                $    7,296  $   11,886  7.05%  7.70%  7.85%  6.90%
AAA-RATED PRIVATE MORTGAGE
 PASS-THROUGH SECURITIES:
 Fixed-rate                        1,343       1,931  8.65   8.77   9.66   8.71
 Medium-term                     302,474     456,092  7.04   6.99   7.06   6.98
 Adjustable-rate                 229,824     860,800  7.58   6.80   7.57   6.65
AGENCY SECURITIES:
 Fixed-rate                      462,692     500,642  6.37   6.32   6.37   6.34
 Adjustable-rate               3,454,504   1,337,863  6.09   6.11   6.11   5.90
 Callable notes                        -     333,742     -   6.95   7.05   6.93
                              ----------  ----------
                              $4,458,133  $3,502,956
                              ==========  ==========

The Company classifies its mortgage investments by term and interest rate characteristics of the underlying mortgage loans. Fixed-rate mortgage investments have (i) fixed rates of interest for their entire terms, or (ii) an initial fixed rate period of 10 years after origination and then adjust annually based on a specified margin over 1-year United States Treasury Securities ("1-year Treasuries"). Medium-term mortgage investments have (i) an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year Treasuries or (ii) initial interest rates that adjust one time, approximately 5 years following origination of the mortgage loan, based on a specified margin over Federal National Mortgage Association ("FNMA") yields for 30-year fixed-rate commitments at the time of adjustment. Adjustable-rate mortgage investments either adjust (i) semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), or
(ii) annually based on a specified margin over 1-year Treasuries. Fixed- and adjustable-rate mortgage agency securities consist of mortgage-backed securities issued by government-sponsored entities, either the Federal Home Loan Mortgage Corporation ("FHLMC"), FNMA or the Government National Mortgage Association ("GNMA"). Callable agency notes are unsecured, fixed-rate notes issued by FNMA, FHLMC, or the Federal Home Loan Bank Board ("FHLBB") and mature in 1997, unless redeemed earlier. Collectively, mortgage-backed securities and callable notes issued by government-sponsored entities are referred to as "Agency Securities."

At June 30, 1996 certain of the mortgage loans, and all of the AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") and Agency Securities were pledged to secure short-term borrowings.

NOTE 4 -- MORTGAGE SECURITIES COLLATERAL

Mortgage securities collateral includes (i) collateral pledged to secure borrowings through collateralized mortgage securities ("pledged mortgage collateral"), (ii) collateral released from the related indentures pursuant to clean-up calls ("released mortgage collateral"), (iii) investments in FNMA Trust interest-only securities, and (iv) investments in other collateralized mortgage obligation ("CMO") securities such as other agency and private-issue interest-only and principal-only securities.

The components of mortgage securities collateral are summarized as follows (in thousands):

                                       JUNE 30, 1996   DECEMBER 31, 1995
                                       --------------  ------------------

Pledged mortgage collateral               $4,308,643          $4,627,409
Short-term investments                        20,756              24,705
Accrued interest receivable                   26,787              29,130
                                          ----------          ----------
 Total pledged mortgage collateral         4,356,186           4,681,244
Unamortized discount                          (7,096)             (7,147)
                                          ----------          ----------
                                           4,349,090           4,674,097
Released mortgage collateral                       -              33,095
FNMA Trust interest-only securities          384,027             107,554
Other CMO securities                          30,787              15,274
                                          ----------          ----------
                                          $4,763,904          $4,830,020
                                          ==========          ==========

Pledged mortgage collateral consists of fixed-rate, medium-term and adjustable-rate mortgage-backed securities. All principal and interest on pledged mortgage collateral is remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the pledged mortgage collateral and the reinvestment income earned thereon are available for the payment of principal and interest on collateralized mortgage securities. The weighted average effective interest rate for total pledged mortgage collateral was 7.38 percent and 7.41 percent during the quarter and six months ended June 30, 1996, respectively.

FNMA Trust interest-only securities are entitled to receive 100 percent of coupon interest stripped from pools of FNMA mortgage-backed securities. The Company's investment in FNMA Trust interest-only securities yields 12.48 percent with related notional amounts aggregating $1.1 billion. At June 30, 1996 the FNMA Trust interest-only securities and certain other CMO securities were pledged to secure short-term borrowings.

NOTE 5 -- DISCLOSURES REGARDING FAIR VALUES OF DEBT SECURITIES

Estimated fair values were determined using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair values.

The following tables summarize fair value disclosures for available-for-sale debt securities for the periods indicated (in thousands):

                                               AS OF JUNE 30, 1996
                                  ----------------------------------------------
                                                GROSS       GROSS
                                              UNREALIZED  UNREALIZED     FAIR
                                     COST       GAINS       LOSSES      VALUE
                                  ----------  ----------  ----------  ----------
Mortgage Pass-Throughs:
 Fixed-rate                       $    1,311    $    32     $     -   $    1,343
 Medium-term                         304,857        261       2,644      302,474
 Adjustable-rate                     225,762      4,062           -      229,824
Agency Securities:
 Fixed-rate                          494,724          -      32,032      462,692
 Adjustable-rate                   3,470,892        289      16,677    3,454,504
Mortgage securities collateral       568,751     13,920       1,162      581,509
                                  ----------    -------     -------   ----------
                                  $5,066,297    $18,564     $52,515   $5,032,346
                                  ==========    =======     =======   ==========

                                              AS OF  DECEMBER 31, 1995
                                  ----------------------------------------------
                                                GROSS       GROSS
                                              UNREALIZED  UNREALIZED     FAIR
                                     COST       GAINS       LOSSES      VALUE
                                  ----------  ----------  ----------  ----------
Mortgage Pass-Throughs:
 Fixed-rate                       $    1,723    $    48     $     -   $    1,771
 Medium-term                         420,910      3,455          36      424,329
 Adjustable-rate                     555,944      7,259           -      563,203
Agency Securities:
 Fixed-rate                          497,785          -       8,096      489,689
 Adjustable-rate                   2,977,794      6,657           -    2,984,451
 Callable notes                       48,974        118           -       49,092
Mortgage securities collateral       356,159      9,063      10,566      354,656
                                  ----------    -------     -------   ----------
                                  $4,859,289    $26,600     $18,698   $4,867,191
                                  ==========    =======     =======   ==========

The following table summarizes fair value disclosures for mortgage securities collateral held-to-maturity for the periods indicated (in thousands):

                                         GROSS       GROSS
                                       UNREALIZED  UNREALIZED     FAIR
                              COST       GAINS       LOSSES      VALUE
                           ----------  ----------  ----------  ----------

As of June 30, 1996        $4,182,395    $4,515      $56,870   $4,130,040
                           ==========    ======      =======   ==========

As of December 31, 1995    $4,475,364    $5,042      $60,920   $4,419,486
                           ==========    ======      =======   ==========

The fair values of debt securities held available-for-sale and related derivative financial instruments held for hedging purposes were estimated using quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements. Mortgage securities collateral classified as held-to-maturity has been permanently financed through the issuance of collateralized mortgage securities. Gross unrealized gains and losses are based on projected net cash flows of the mortgage securities collateral after payment on the related collateralized mortgage securities determined using market discount rates and prepayment assumptions; however, because the Company intends to hold these assets to maturity, it does not anticipate realizing such gains or losses and instead expects these assets will continue to make a positive contribution to income in future periods.

During the quarter and six months ended June 30, 1996, $345,103,000 and $485,356,000 of debt securities held available-for-sale were sold at gross realized gains of $5,297,000 and $9,249,000, respectively. Additionally, $48,977,000 of callable agency notes were redeemed by the issuer in the first quarter of 1996. Net adjustments to unrealized holding gains (losses) on available-for-sale securities included as a separate component of stockholders' equity were $(12,817,000) and $(41,853,000) during the quarter and six months ended June 30, 1996, respectively.

During the second quarter of 1996, $14,655,000 of mortgage collateral previously released from the related indentures pursuant to clean-up calls was sold at gross realized gains aggregating $1,098,000.

NOTE 6 -- MORTGAGE SERVICING

The following table provides information regarding the mortgage servicing portfolio and the related investment in mortgage servicing rights (dollars in thousands):

                                          UNPAID                 MORTGAGE
                                        PRINCIPAL     NUMBER    SERVICING
                                         BALANCE     OF LOANS     RIGHTS
                                       ------------  ---------  ----------

Loans serviced at December 31, 1995    $25,557,629    246,885    $369,600
 Additions                               7,751,676     82,109     121,658
 Run-off/amortization                   (1,790,761)   (13,228)    (20,226)
 Results of hedging activity                     -          -      11,591
                                       -----------    -------    --------
Loans serviced at June 30, 1996         31,518,544    315,766     482,623
 Purchases pending transfer              3,196,900     36,445      47,189
                                       -----------    -------    --------
Total portfolio at June 30, 1996       $34,715,444    352,211    $529,812
                                       -----------    -------    --------

The Company services mortgage loans in all 50 states and the District of Columbia. As of June 30, 1996, 15.3 percent of loans serviced and loans pending transfer were located in California (based on unpaid principal balances).

In connection with mortgage servicing activities, the Company maintains segregated escrow deposits that are held in bank trust accounts. At June 30, 1996 and December 31, 1995, escrow and fiduciary funds for loans being serviced approximated $434 million and $316 million, respectively, and are excluded from the accompanying balance sheet.

SFAS 122 requires that mortgage servicing rights be evaluated for impairment on a disaggregated basis by predominant risk characteristics. A valuation allowance is established through a charge to income to the extent that the recorded amount for servicing rights within an individual stratum exceeds fair value. Any such valuation allowance may be adjusted in the future, again through a charge or benefit to income, as the fair value of the servicing rights changes. Fair values are established through use of a discounted cash flow valuation model that incorporates assumptions the Company believes market participants would use in estimating the fair value of future net servicing income including assumptions regarding prepayment speeds, discount rates, servicing costs, etc. Results of the valuation model are compared to recent market prices for bulk servicing acquisitions when available. For impairment evaluation purposes, the Company stratifies its servicing portfolio on the basis of term, interest rate and loan type (fixed-rate versus adjustable-rate).

Because the fair value of the mortgage servicing rights for each stratum of the servicing portfolio exceeded recorded amounts at the January 1, 1996 adoption date of SFAS 122 and during the six months ended June 30,1996, no impairment charges or direct writedowns of mortgage servicing rights have been recorded.

NOTE 7 -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                               QUARTER ENDED JUNE 30
                                       --------------------------------------
                                              1996                1995
                                       ------------------  ------------------
                                                 AVERAGE             AVERAGE
                                        AMOUNT     RATE     AMOUNT     RATE
                                       --------  --------  --------  --------
INTEREST INCOME:
 Mortgage investments                  $ 77,521     6.32%  $ 55,926     6.54%
 Mortgage securities collateral          88,738     7.62     97,054     7.61
                                       --------            --------
  Total interest income                 166,259             152,980
                                       ========            ========

INTEREST EXPENSE:
 Short-term borrowings                   67,474     5.41     50,541     5.89
 Collateralized mortgage securities      79,730     7.49     91,608     7.59
                                       --------            --------
  Total interest expense                147,204             142,149
                                       --------            --------
Net interest                           $ 19,055            $ 10,831
                                       ========            ========

                                               SIX MONTHS ENDED JUNE 30
                                       -------------------------------------
                                              1996                1995
                                       ------------------  ------------------
                                                 AVERAGE             AVERAGE
                                        AMOUNT     RATE     AMOUNT     RATE
                                       --------  --------  --------  --------
INTEREST INCOME:
 Mortgage investments                  $153,448     6.35%  $109,673     6.43%
 Mortgage securities collateral         179,194     7.62    195,406     7.59
                                       --------            --------
  Total interest income                 332,642             305,079
                                       --------            --------

INTEREST EXPENSE:
 Short-term borrowings                  133,018     5.46     98,755     5.92
 Collateralized mortgage securities     162,907     7.51    185,793     7.58
                                       --------            --------
  Total interest expense                295,925             284,548
                                       --------            --------
Net interest                           $ 36,717            $ 20,531
                                       ========            ========

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter and six months ended June 30, 1996 compared to the same periods in 1995 (in thousands):

                                        QUARTER ENDED JUNE 30, 1996
                                       ------------------------------
                                        RATE*     VOLUME*     TOTAL
                                       --------  ---------  ---------
INTEREST INCOME:
 Mortgage investments                  $(1,950)  $ 23,545   $ 21,595
 Mortgage securities collateral            127     (8,443)    (8,316)
                                       -------   --------   --------
  Total interest income                 (1,823)    15,102     13,279
                                       -------   --------   --------

INTEREST EXPENSE:
 Short-term borrowings                  (4,347)    21,280     16,933
 Collateralized mortgage securities     (1,169)   (10,709)   (11,878)
                                       -------   --------   --------
  Total interest expense                (5,516)    10,571      5,055
                                       -------   --------   --------
Net interest                           $ 3,693   $  4,531   $  8,224
                                       =======   ========   ========

                                        SIX MONTHS ENDED JUNE 30, 1996
                                       ---------------------------------
                                         RATE*     VOLUME*      TOTAL
                                       ---------  ----------  ----------
INTEREST INCOME:
 Mortgage investments                   $(1,450)   $ 45,225    $ 43,775
 Mortgage securities collateral             642     (16,854)    (16,212)
                                        -------    --------    --------
  Total interest income                    (808)     28,371      27,563
                                        -------    --------    --------

INTEREST EXPENSE:
 Short-term borrowings                   (8,297)     42,560      34,263
 Collateralized mortgage securities      (1,581)    (21,305)    (22,886)
                                        -------    --------    --------
  Total interest expense                 (9,878)     21,255      11,377
                                        -------    --------    --------
Net interest                            $ 9,070    $  7,116    $ 16,186
                                        =======    ========    ========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

NOTE 8 -- STOCK SPLIT

On July 22, 1996 the Company declared a 3-for-2 split of the $0.01 par value common stock, payable on August 15, 1996 to stockholders of record on July 31, 1996. The accompanying consolidated balance sheets, consolidated statements of income, and notes to consolidated financial statements have not been restated to reflect the stock split.

The board of directors also approved the repurchase of up to 667,000 shares of common stock (1,000,000 shares after the common stock split described above) to fund employee stock option and stock grant programs. The share repurchase will be subject to the market price of the common stock as well as the Company's assessment of its capital needs and other market conditions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
- -------------------

The Company's business plan is to build a mortgage banking operation with investments in mortgage servicing and mortgage securities with the goal of producing reasonably balanced results in rising or falling interest rate environments.

The Company formed its mortgage servicing operation in 1993, and through steady growth (primarily through the bulk acquisition of servicing rights), the Company has become one of the 20 largest mortgage servicers in the country. The mortgage servicing portfolio (excluding pending transfers) increased a net $3.8 billion during the current quarter to $31.5 billion with a weighted average interest rate of 7.37 percent and earning an average annual service fee excluding ancillary revenue and earnings on escrows (the "Average Service Fee") of 30.0 basis points. The June 30, 1996 balance of mortgage servicing rights related to this portfolio was $483 million (153 basis points, or a 5.10 multiple of the Average Service Fee). An additional $3.2 billion of mortgage servicing that was acquired during the quarter is pending transfer into the portfolio and is being subserviced by the seller. This portfolio has a weighted average interest rate of 7.43 percent earning an Average Service Fee of 26.7 basis points. At an average cost of 148 basis points, this portfolio is being acquired at a 5.55 multiple.

Annualized portfolio run-off, consisting of prepayments and scheduled payments on mortgage loans serviced, was 13.17 percent in the current quarter, up from
8.35 percent during the second quarter of 1995 and 12.58 percent in the first quarter of 1996. Run-off peaked early in the second quarter and then began declining in response to higher mortgage interest rates and is expected to decline further in the third quarter. Derivative financial instruments, specifically 10-year U.S. Treasury and 3-month London Interbank Offered Rate ("LIBOR") interest rate floors, are held from time to time as partial hedges against prepayment risk (see "Effects of Interest Rate Changes"). Certain of these hedge positions were closed out during 1995 at gains aggregating $18 million which were deferred, lowering the basis of the servicing rights hedged. During the current quarter, the Company undesignated many of these derivatives as hedges and applied $12 million in unrealized losses at that date to the basis of the servicing rights hedged. Outstanding hedge positions, with a $850 million notional amount, carried a $934,000 unrealized gain at June 30, 1996.

The Company recently entered into a subservicing arrangement with a large national mortgage originator whereby in the third quarter the mortgage servicing operation will begin servicing single-family mortgage loans for the originator. An advantage of subservicing arrangements such as this is that further growth and enhanced efficiencies can be achieved without the cost of acquiring additional mortgage servicing rights. This arrangement is viewed by the Company as a confirmation of the quality and cost effectiveness of its mortgage servicing operation and could lead to other such relationships in the future.

In the first quarter of 1996, the Company continued to accumulate adjustable-rate mortgage ("ARM") mortgage-backed securities bringing total holdings to $4.1 billion as of March 31, 1996. In light of market conditions, the Company modestly reduced holdings of ARM securities during the current quarter. After considering sales, run-off and changes in market value, holdings declined $433 million during the current quarter to $3.7 billion. During the quarter and six months ended June 30, 1996, respectively, the Company acquired $131 million and $1.1 billion of ARM securities issued by government-sponsored entities, either the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") or the Government National Mortgage Association ("GNMA") (collectively, "Agency Securities"). Sales during the current quarter included $108 million of ARM Agency Securities and $208 million of AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs"). Year-to-date sales of Mortgage Pass-Throughs totaled $324 million. In addition, $49 million of callable agency-issued notes were redeemed by the issuer.

Prior to 1995 the Company had been an active issuer of collateralized mortgage obligations ("CMOs") and other CMO securities backed by jumbo mortgage loans. The Company generally retained residual interests in CMOs issued consisting primarily of interest-only and principal-only strips. Beginning in 1995 the Company increased its CMO investments by acquiring interest-only securities in lieu of issuing CMOs. Most of the interest-only securities acquired by the Company are FNMA Trust interest-only securities, which are entitled to receive 100 percent of coupon interest stripped from pools of FNMA mortgage-backed securities.

During the quarter and six months ended June 30, 1996, the Company acquired $281 million and $307 million, respectively, of interest-only securities. After considering run-off, modest sales early in the year, and changes in market value, holdings of FNMA Trust interest-only securities increased $269 million and $276 million during the quarter and six months ended June 30, 1996, respectively, to $384 million, while total CMO investments (defined as CMO collateral, net of related bonds, plus similar mortgage securities such as interest-only strips) increased $246 million and $248 million during the quarter and six months ended June 30, 1996, respectively, to $539 million. Derivative financial instruments, specifically 10-year U.S. Treasury interest rate floors, are held from time to time as partial hedges against prepayment risk on interest-only securities (see "Effects of Interest Rate Changes"). Certain of these hedge positions were closed out during 1995 at gains aggregating $5 million which were deferred, lowering the basis of the securities hedged.
During the current quarter, the Company undesignated many of these derivatives as hedges and applied $3 million in unrealized losses at that date to the basis of the securities hedged. Outstanding hedge positions, with a $2.4 billion notional amount, carried a $1,482,000 unrealized gain at June 30, 1996.

The following table summarizes the Company's utilization of capital as of June 30, 1996 (in thousands):

                                                                   CAPITAL
                                            ASSETS    BORROWINGS   EMPLOYED
                                          ----------  -----------  --------

Mortgage loans                            $    7,296  $     2,978  $  4,318
Mortgage Pass-Throughs:
 Fixed-rate                                    1,343        1,303        40
 Medium-term                                 302,474      292,020    10,454
 Adjustable-rate                             229,824      222,695     7,129
Agency Securities:
 Fixed-rate                                  462,692      456,197     6,495
 Adjustable-rate                           3,454,504    3,374,409    80,095
CMO investments                            4,763,904   4,646,778*   117,126
Mortgage servicing rights                    529,812    231,120**   298,692
                                          ----------  -----------  --------
                                          $9,751,849  $ 9,227,500   524,349
                                          ==========  ===========
Other assets, net of other liabilities                              118,898
                                                                   --------
Total stockholders' equity                                         $643,247
                                                                   ========

*  INCLUDES APPROXIMATELY $422 MILLION OF RELATED SHORT-TERM BORROWINGS.
** REPRESENTS AMOUNTS OWED UNDER CONTRACTS FOR BULK PURCHASES OF MORTGAGE
   SERVICING RIGHTS AND $190 MILLION DRAWN ON A $300 MILLION LINE OF CREDIT SECURED BY EXISTING MORTGAGE SERVICING RIGHTS.

Rising interest rates in 1996 and selected sales of mortgage assets resulted in a $42 million net decline in value of securities held available-for-sale during 1996. At December 31, 1995 securities held available-for-sale were carried at a net unrealized gain of $8 million, which declined to a net unrealized loss of $34 million at June 30, 1996. This unrealized loss will be realized only if the securities are sold. The Company has the ability to hold these securities for the foreseeable future and therefore does not expect to realize losses on security sales.

RESULTS OF OPERATIONS
- ---------------------

Comparative net operating results (interest income or fee revenues, net of related interest expense or direct operating costs), by source, were as follows (in thousands, except percentages and per share amounts):

                                      QUARTER ENDED      SIX MONTHS ENDED
                                         JUNE 30             JUNE 30
                                    ------------------  ------------------
                                      1996      1995      1996      1995
                                    --------  --------  --------  --------
Mortgage loans                      $   128   $   176   $   303   $   891
Mortgage pass-through
 securities                           2,505     1,487     5,161     3,012
Agency securities                     8,735     2,571    15,906     5,496
CMO investments                       5,569     3,654    10,945     5,261
Mortgage servicing                   11,164    10,105    21,119    19,576
CMO administration                      867       861     1,700     1,844
Gain on sales and other               6,403     2,587    10,324     4,205
                                    -------   -------   -------   -------
 Contribution to income              35,371    21,441    65,458    40,285
Other operating expenses             (3,198)   (3,702)   (6,457)   (7,180)
                                    -------   -------   -------   -------
  Net income                        $32,173   $17,739   $59,001   $33,105
                                    =======   =======   =======   =======
Net income per share:*
 Primary                            $  0.90   $  0.35   $  1.60   $  0.59
 Fully diluted                         0.79      0.34      1.47      0.59
Return on average
 stockholders' equity                 19.01%    10.98%    17.57%    10.26%

* NOT ADJUSTED FOR THE 3-FOR-2 COMMON STOCK SPLIT PAYABLE ON AUGUST 15, 1996 TO STOCKHOLDERS OF RECORD ON JULY 31, 1996.

Operating results for the quarter and six months ended June 30, 1996 improved substantially over those achieved in the same periods of 1995. Improved interest spreads on mortgage investments, together with gains on sales and higher mortgage servicing results contributed to record earnings.

The net interest spread earned from mortgage loans contributed less to current operating results than in 1995 due to lower average holdings of mortgage loans. This reflects the November 1995 decision to exit the jumbo mortgage loan conduit business and the decision this quarter to discontinue soliciting telephone originations.

Mortgage Pass-Throughs contributed more to current operating results than in 1995 despite a lower average outstanding portfolio due to increases in net interest spreads compared to the same periods in 1995. Average yields for this portfolio were higher at 7.33 percent and 7.34 percent for the quarter and six months ended June 30, 1996, respectively, compared to 6.87 percent and 6.77 percent during the same periods in 1995, while average borrowing costs were lower at 5.66 percent and 5.71 percent, respectively, compared to 6.25 percent and 6.23 percent during the same periods in 1995. The rise in yields is primarily due to the periodic resetting of coupon rates on underlying ARM loans (see "Effects of Interest Rate Changes"). Lower borrowing costs reflect lower prevailing short-term interest rates. The average outstanding portfolio was $765 million and $817 million during the quarter and six months ended June 30, 1996, compared to nearly $1.3 billion for the same periods in 1995.

Agency Securities contributed substantially more to current operating results than in 1995 due to sizable increases in average outstanding portfolios and improved net interest spreads. Spreads improved despite lower yields because borrowing costs were lower. Acquisitions in 1995 and in the first quarter of 1996 of over $3.5 billion of ARM Agency Securities increased average outstanding portfolios to $4.0 billion for both the quarter and six months ended June 30, 1996 compared to over $2.0 billion during the same periods in 1995. Yields were negatively impacted by continued high prepayments that increased purchase premium amortization (see "Effects of Interest Rate Changes"), as well as lower yields on acquisitions. Lower borrowing costs reflect lower prevailing interest rates. Yields averaged 6.13 percent and 6.14 percent during the quarter and six months ended June 30, 1996, respectively, compared to 6.32 percent and 6.20 percent during the same periods in 1995, while borrowing costs were 5.39 percent and 5.43 percent, respectively, compared to 5.95 percent and 5.88 percent during the same periods in 1995.

CMO investments contributed substantially more to current net operating results compared to the same periods in 1995 due primarily to investments made during 1995 and 1996 in interest-only securities (see above, "Financial Condition").

Higher mortgage servicing results reflect continued growth in this operation. Revenues increased to $30.5 million and $58.5 million during the quarter and six months ended June 30, 1996, respectively, compared to $20.8 million and $38.0 million during the same periods in 1995. Direct and indirect servicing expenses also increased, but not to the same extent as revenues, which reflects efficiencies gained in the servicing process as the servicing portfolio continues to grow. Amortization of mortgage servicing rights of $10.1 million and $20.2 million during the quarter and six months ended June 30, 1996, respectively, were higher than the $5.9 million and $10.1 million recorded in the same periods in 1995 due to portfolio growth and higher levels of prepayments caused by lower interest rates. Greater use of external borrowings secured by the mortgage servicing portfolio to finance portfolio growth contributed to higher borrowing costs in 1996 compared to 1995. Because the fair value of the mortgage servicing portfolio exceeds recorded amounts by a large margin and the Company formerly originated mortgage loans on only a small scale, the adoption of SFAS 122 has had an immaterial impact on servicing results for the quarter and six months ended June 30, 1996 (see Notes 1 and 6 to the financial statements).

The improvement in other operating expenses over the same periods in 1995 reflect lower provisions for possible loan losses attributable to the seasoning of remaining Mortgage Pass-Throughs, exiting the mortgage conduit business in November 1995 and the current quarter shut down of the Company's telephone origination unit. Included in current quarter operating expenses is $425,000 in costs associated with exiting this business activity.

During the quarter and six months ended June 30, 1996, the Company sold $372 million and $522 million, respectively of mortgage assets consisting of mortgage loans, released CMO collateral, Mortgage Pass-Throughs, Agency Securities and interest-only securities. This compares to similar sales in the same periods of 1995 totaling $199 million and $298 million, respectively. Additionally, the Company's $3.3 million of derivative financial instruments held for investment contributed marginally to earnings during the current quarter.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's primary sources of funds include monthly principal and interest payments on mortgage investments, short-term borrowings, excess cash flows on CMO investments, servicing fees and other revenue from mortgage servicing, proceeds from sales of mortgage assets, and equity offerings, when available. The Company currently believes that these funds are sufficient for growth of the mortgage servicing portfolio, the acquisition of mortgage assets, repayments on short-term borrowings, the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT"), and common stock repurchases, if any, as described below. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

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

At June 30, 1996 the mortgage servicing operation had available $110 million of a $300 million revolving line of credit agreement with an investment banking firm that matures in October 1997. The line is to be used primarily to finance acquisitions of mortgage servicing rights on a collateralized basis. The agreement requires, among other things, that the mortgage servicing operation maintain certain financial ratios and specified levels of unencumbered servicing rights, as defined. The mortgage servicing operation is in compliance with all requirements. Interest rates on borrowings under this facility are based on LIBOR.

During the quarter and six months ended June 30, 1996, the Company raised $13.0 million and $24.0 million, respectively, through its dividend reinvestment and stock purchase plans, modest open market sales of common stock and stock option exercises. The Company anticipates continuing to raise equity through these channels as market conditions allow. In June the Company purchased and retired options to acquire 1,125,000 shares of its common stock issued in 1992 in connection with the Company's severance of a relationship with a former affiliate. The purchase price of the options in the amount of $6.5 million was charged to stockholders' equity with no effect on net income.

On July 22, 1996 the Company announced that the board of directors had approved the repurchase of up to 667,000 shares of common stock (1,000,000 shares after the common stock split) to fund employee stock option and stock grant programs.

EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may impact the Company's earnings in various ways.
The Company's earnings depend, in part, on the difference between the interest received on mortgage investments and the interest paid on related short-term borrowings. The resulting spread may be reduced in a rising interest rate environment. Because most of the Company's mortgage investments are ARM mortgage securities, the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on underlying ARM loans. Since ARM loans generally limit the amount of such increase during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying ARM loans resulting in a negative interest spread. The Company may invest in derivative financial instruments from time to time, specifically interest rate caps, as a hedge against rising interest rates on a portion of its short-term borrowings. Interest rate caps increase in value as interest rates rise and decline in value when rates fall.

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

Changes in interest rates also impact earnings recognized from CMO investments, which consist primarily of fixed-rate CMO residuals and interest-only securities. The amount of income that may be generated from the typical CMO residual is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below interest rates on the collateral, principal prepayments will increase, reducing or even eliminating the overall return on the investment in the CMO residual. This is due primarily to the acceleration of the amortization of bond discounts, a noncash item, as bond classes are repaid more rapidly than originally anticipated. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, resulting in a greater overall return on an investment in a fixed-rate CMO residual because of an increase in the period of time over which the Company receives the larger positive interest spread.

Interest-only securities behave similarly in a falling interest rate environment in that prepayments on the underlying mortgage loans generally will be higher thereby reducing or even eliminating overall returns on these securities. Sustained periods of high prepayments can result in losses. Conversely, in periods of rising interest rates, interest-only securities will tend to perform favorably because underlying mortgage loans will generally prepay at slower rates thereby increasing overall returns.

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

The Company's business plan is to build a mortgage servicing operation with investments in mortgage servicing and mortgage securities with the goal of producing reasonably balanced results in rising or falling interest rate environments. The Company supplements its business plan from time to time with derivative financial instruments, specifically interest rate floors, which may be used to hedge certain assets, such as mortgage servicing rights or interest-only securities or may be held for investment. Interest rate floors decrease in value when interest rates rise and increase in value when rates decline. In instances where floors are designated as hedges, any changes in value will adjust the basis of the assets hedged. In instances where floors are held for investment, changes in value will be recorded in income as they occur, which could increase income volatility.


                          PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:  The following Exhibit is presented herewith:
    --------

    Exhibit 11 - Computation of Earnings Per Share for the quarter and six months ended June 30, 1996 and 1995.
    Exhibit 27 - Financial Data Schedule (electronic filing only).

(b) Reports on Form 8-K:  None.
    -------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CAPSTEAD MORTGAGE CORPORATION



Date:  July 29, 1996                  By /s/ RONN K. LYTLE
                                         ------------------------------------
                                         Ronn K. Lytle
                                         Chairman and Chief Executive Officer



Date:  July 29, 1996                  By /s/ ANDREW F. JACOBS
                                         ------------------------------------
                                         Andrew F. Jacobs
                                         Senior Vice President - Control
                                          and Treasurer