Form 10-Q
period 1996-09-30
CAPSTEAD MORTGAGE CORP
filed 1996-11-04
CIK 766701

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----
        EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1996

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X   NO ______
                                                 ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)    41,812,865 as of October 28, 1996

================================================================================

                         CAPSTEAD MORTGAGE CORPORATION
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX



                        PART I. --  FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
ITEM 1. Financial Statements

Consolidated Balance Sheet  -- September 30, 1996 and
December 31, 1995....................................................     3

Consolidated Statement of Income  -- Quarter and Nine Months Ended
September 30, 1996 and 1995..........................................     4

Consolidated Statement of Cash Flows  -- Nine Months Ended
September 30, 1996 and 1995..........................................     5

Notes to Consolidated Financial Statements...........................     6

ITEM 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations.......................    13

                        PART II.  -- OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.............................    19

SIGNATURES...........................................................    20

                       PART I. -- FINANCIAL INFORMATION
                         CAPSTEAD MORTGAGE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 1. FINANCIAL STATEMENTS

                                                   SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                                   ------------------   -----------------
                                                      (UNAUDITED)
ASSETS
   Mortgage investments                                    $4,521,635          $4,522,954
   Mortgage securities collateral                           4,716,768           4,830,020
                                                           ----------          ----------
                                                            9,238,403           9,352,974

   Mortgage servicing rights                                  611,782             423,360
   Prepaids, receivables and other                            122,284             108,570
   Cash and cash equivalents                                   19,788              18,702
                                                           ----------          ----------

                                                           $9,992,257          $9,903,606
                                                           ==========          ==========

LIABILITIES
   Short-term borrowings                                   $5,097,521          $4,628,782
   Collateralized mortgage securities                       4,090,382           4,538,863
   Accounts payable and accrued expenses                       26,519              23,339
   Mortgage servicing rights
       acquisitions payable                                    98,910              47,898
                                                           ----------          ----------
                                                            9,313,332           9,238,882
                                                           ----------          ----------

STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value;
       100,000 shares authorized:
          $1.60 Cumulative Preferred Stock,
              Series A, 489 and 550 shares
              issued and outstanding ($8,020
              aggregate liquidation preference)                 6,831               7,685
          $1.26 Cumulative Convertible
              Preferred Stock, Series B, 27,030
              and 30,686 shares issued and
              outstanding ($307,601 aggregate
              liquidation preference)                         291,545             330,065
   Common stock - $0.01 par value; 100,000
       shares authorized; 41,019 and 35,282
       shares issued and outstanding                              410                 235
   Paid-in capital                                            400,233             321,207
   Undistributed income (deficit)                               1,541              (2,370)
   Unrealized gain (loss) on debt                             (21,635)              7,902
    securities                                             ----------          ----------
                                                              678,925             664,724
                                                           ----------          ----------

                                                           $9,992,257          $9,903,606
                                                           ==========          ==========

See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   QUARTER ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30          SEPTEMBER 30
                                                --------------------  --------------------
                                                  1996       1995       1996       1995
                                                ---------  ---------  ---------  ---------
INTEREST INCOME:
   Mortgage investments                         $ 72,464   $ 61,611   $225,913   $171,284
   Mortgage securities collateral                 92,640     94,932    271,834    290,338
                                                --------   --------   --------   --------
       Total interest income                     165,104    156,543    497,747    461,622
                                                --------   --------   --------   --------

INTEREST AND RELATED EXPENSES:
   Short-term borrowings                          66,057     55,526    199,075    154,279
   Collateralized mortgage securities             77,619     89,718    240,526    275,511
   Mortgage insurance and other                    1,791      2,847      6,190      8,720
                                                --------   --------   --------   --------
       Total interest and related expenses       145,467    148,091    445,791    438,510
                                                --------   --------   --------   --------
          Net margin on mortgage assets           19,637      8,452     51,956     23,112
                                                --------   --------   --------   --------

MORTGAGE SERVICING REVENUES:
   Servicing fees                                 25,774     17,218     72,089     47,780
   Other                                           8,062      5,837     20,264     13,303
                                                --------   --------   --------   --------
       Total mortgage servicing revenues          33,836     23,055     92,353     61,083
                                                --------   --------   --------   --------

MORTGAGE SERVICING EXPENSES:
   Direct servicing expenses                       3,013      3,103      9,969      7,959
   Indirect servicing expenses                     2,109        575      5,097      1,677
   Amortization of mortgage servicing rights      11,172      7,809     31,398     17,993
   Interest                                        4,232      1,839     11,460      4,150
                                                --------   --------   --------   --------
       Total mortgage servicing expenses          20,526     13,326     57,924     31,779
                                                --------   --------   --------   --------
          Net margin on mortgage servicing        13,310      9,729     34,429     29,304
                                                --------   --------   --------   --------

OTHER REVENUES:
   Gain on sales and other                         1,875      5,484     12,196      9,688
   CMO administration                                859        887      2,559      2,732
                                                --------   --------   --------   --------
       Total other revenues                        2,734      6,371     14,755     12,420
                                                --------   --------   --------   --------

OTHER OPERATING EXPENSES                           3,253      3,255      9,711     10,435
                                                --------   --------   --------   --------

NET INCOME                                      $ 32,428   $ 21,297   $ 91,429   $ 54,401
                                                ========   ========   ========   ========

Net income                                      $ 32,428   $ 21,297   $ 91,429   $ 54,401
Less cash dividends on preferred stock            (8,838)    (9,846)   (28,525)   (29,467)
                                                --------   --------   --------   --------

Net income available to common stockholders     $ 23,590   $ 11,451   $ 62,904   $ 24,934
                                                ========   ========   ========   ========

NET INCOME PER SHARE:
   Primary                                      $   0.60   $   0.33   $   1.67   $   0.72
   Fully diluted                                    0.53       0.32       1.50       0.72

CASH DIVIDENDS PAID PER SHARE:
   Common                                       $   0.55   $   0.33   $   1.55   $   0.72
   Series A Preferred                               0.40       0.40       1.20       1.20
   Series B Preferred                               0.32       0.32       0.95       0.95

See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                           ---------------------------
                                                                1996           1995
                                                           ------------   ------------
OPERATING ACTIVITIES:
 Net income                                                  $    91,429   $    54,401
 Noncash items:
   Amortization of discount and premium                           41,635        12,842
   Amortization of mortgage servicing rights                      31,398        17,993
   Depreciation and other amortization                             2,624         1,899
 Net change in prepaids, receivables, other assets,
   accounts payable and accrued expenses                           7,353       (13,290)
 Net gain from investing activities                              (12,075)       (8,275)
                                                            ------------   -----------
    Net cash provided by operating activities                    162,364        65,570
                                                            ------------   -----------

INVESTING ACTIVITIES:
 Purchases of agency securities                               (1,314,450)   (2,066,002)
 Purchases and originations of mortgage loans                    (20,295)      (96,898)
 Purchases of interest-only mortgage securities                 (437,892)     (114,511)
 Purchases of derivative financial instruments                   (35,179)      (17,230)
 Purchases of mortgage servicing rights                         (208,480)     (120,564)
 Principal collections on mortgage investments                   773,617       323,648
 Proceeds from sales and redemptions of mortgage assets          596,979     1,058,726
 Proceeds from sales of derivative financial instruments               -        24,012
 Mortgage securities collateral:
  Principal collections on collateral                            448,201       356,132
  Decrease in accrued interest receivable                          3,480         3,063
  Decrease in short-term investments                              11,780         4,587
                                                             -----------   -----------
    Net cash used by investing activities                       (182,239)     (645,037)
                                                             -----------   -----------

FINANCING ACTIVITIES:
 Increase in short-term borrowings                               468,739     1,066,343
 Increase (decrease) in mortgage servicing
  acquisitions payable                                            51,012       (23,508)
Collateralized mortgage securities:
  Issuance of securities                                          41,323             -
  Principal payments on securities                              (492,933)     (423,126)
  Increase in accrued interest payable                             1,088         2,348
Capital stock transactions                                        39,117         6,368
Dividends paid                                                   (87,385)      (54,436)
                                                             -----------   -----------
    Net cash provided by financing activities                     20,961       573,989
                                                             -----------   -----------

Net increase (decrease) in cash and cash equivalents               1,086        (5,478)
Cash and cash equivalents at beginning of period                  18,702        21,741
                                                             -----------   -----------

Cash and cash equivalents at end of period                   $    19,788   $    16,263
                                                             ============  ===========

See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)


NOTE 1 - BUSINESS

Capstead Mortgage Corporation, a national mortgage banking firm, earns income from servicing mortgage loans, investing in mortgage-backed securities and other investment strategies. The Company's business plan is to build its mortgage servicing and mortgage securities portfolios with the goal of producing reasonably balanced operating results in rising or falling interest rate environments.

NOTE 2  - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 sets forth new accounting principles for capitalizing mortgage servicing rights and recording impairment of existing mortgage servicing rights. Because throughout 1996 the fair value of mortgage servicing rights has exceeded recorded amounts, the adoption of SFAS 122 has had an immaterial impact on the accounting results for the quarter and nine months ended September 30, 1996 and would not have had a material impact on previous periods. Therefore, although the new accounting principles have been applied on a prospective basis only as required by SFAS 122, the accounting results for the quarter and nine months ended September 30, 1996 are comparable to prior periods.

Certain amounts for prior periods have been reclassified to conform to the 1996 presentation. On October 30, 1995 and July 31, 1996 the Company completed 3-for-2 common stock splits. All references to the number of common shares and share amounts in the accompanying consolidated financial statements and related notes have been restated to reflect the stock splits.

NOTE 3 - MORTGAGE SERVICING

The following table provides information regarding the mortgage servicing portfolio and the related investment in mortgage servicing rights (dollars in thousands):

                                            UNPAID                 MORTGAGE
                                          PRINCIPAL     NUMBER    SERVICING
                                           BALANCE     OF LOANS     RIGHTS
                                         ------------  ---------  ----------
Loans serviced at December 31, 1995      $25,557,629    246,885    $369,600
   Additions                               9,487,236    102,412     149,811
   Run-off/amortization                   (2,747,819)   (20,366)    (31,398)
   Results of hedging activity                     -          -       9,878
                                         -----------    -------    --------
Loans serviced at September 30, 1996      32,297,047    328,931     497,891
   Purchases pending transfer*             6,478,627     69,589     113,891
   Subservicing                              753,635      4,119           -
                                         -----------    -------    --------
Total portfolio at September 30, 1996    $39,529,309    402,639    $611,782
                                         ===========    =======    ========

* IN ADDITION, AS OF OCTOBER 15, 1996 THE COMPANY HAD COMMITTED TO PURCHASE THE RIGHT TO SERVICE ANOTHER 9,427 LOANS WITH AN UNPAID PRINCIPAL BALANCE OF NEARLY $1.0 BILLION.

The Company services mortgage loans in all 50 states and the District of Columbia. As of September 30, 1996, 15.2 percent of loans serviced and loans pending transfer were located in California (based on unpaid principal balances).

In connection with mortgage servicing activities, the Company maintains segregated escrow deposits that are held in bank trust accounts. At September 30, 1996 and December 31, 1995, escrow and fiduciary funds for loans being serviced approximated $473 million and $316 million, respectively, and are excluded from the accompanying balance sheet.

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

Because the fair value of the mortgage servicing rights for each stratum of the servicing portfolio exceeded recorded amounts at the January 1, 1996 adoption date of SFAS 122 and throughout the nine months ended September 30, 1996, no impairment charges or direct writedowns of mortgage servicing rights have been recorded.

NOTE 4 - MORTGAGE INVESTMENTS

Mortgage investments and the related average effective interest rates (calculated excluding unrealized gains and losses) were as follows (dollars in thousands):

                                                       QUARTER         NINE MONTHS
                                                        ENDED            ENDED
                            AS OF SEPTEMBER 30       SEPTEMBER 30     SEPTEMBER 30
                          ----------------------    -------------    -------------
                             1996        1995       1996     1995    1996     1995
                          ----------  ----------    ----     ----    ----     ----
Agency securities:
   Fixed-rate             $  462,567  $  499,171    6.36%    6.31%   6.37%    6.33%
   Adjustable-rate         3,554,351   2,405,036    6.31     6.24    6.17     6.04
   Callable notes                  -      48,969       -     7.15       -     6.99
AAA-rated private
   mortgage pass-
   through securities:
   Fixed-rate                  1,341       1,910    8.67     8.78    9.36     8.73
   Medium-term               287,768     431,868    7.05     6.88    7.06     6.95
   Adjustable-rate           213,049     808,624    7.65     7.06    7.58     6.78
Mortgage loans                 2,559      13,267    7.16     8.33    7.72     7.00
                          ----------  ----------
                          $4,521,635  $4,208,845
                          ==========  ==========

The Company classifies its mortgage investments by the term and interest rate characteristics of the underlying mortgage loans. Fixed-rate mortgage investments have (i) fixed rates of interest for their entire terms, or (ii) an initial fixed rate period of 10 years after origination and then adjust annually based on a specified margin over 1-year U.S. Treasury Securities ("1-year Treasuries"). Medium-term mortgage investments have (i) an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year Treasuries or (ii) initial interest rates that adjust one time, approximately 5 years following origination of the mortgage loan, based on a specified margin over Federal National Mortgage Association ("FNMA") yields for 30-year fixed-rate commitments at the time of adjustment. Adjustable-rate mortgage investments either adjust (i) semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), or
(ii) annually based on a specified margin over 1-year Treasuries. Fixed- and adjustable-rate mortgage agency securities consist of mortgage-backed securities issued by government-sponsored entities, either the Federal Home Loan Mortgage Corporation ("FHLMC"), FNMA or the Government National Mortgage Association ("GNMA"). Callable agency notes are unsecured, fixed-rate notes issued by FNMA, FHLMC, or the Federal Home Loan Bank Board ("FHLBB") and mature in 1997, unless redeemed earlier. Collectively, mortgage-backed securities and callable notes issued by government-sponsored entities are referred to as "Agency Securities."

At September 30, 1996 the AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") and Agency Securities were pledged to secure short-term borrowings.

NOTE 5 - MORTGAGE SECURITIES COLLATERAL

Mortgage securities collateral includes (i) collateral pledged to secure borrowings through collateralized mortgage securities ("pledged mortgage collateral"), (ii) collateral released from the related indentures pursuant to clean-up calls ("released mortgage collateral"), (iii) investments in FNMA Trust interest-only mortgage securities, and (iv) investments in other collateralized mortgage obligation ("CMO") securities such as other agency and private-issue interest-only and principal-only mortgage securities.

The components of mortgage securities collateral are summarized as follows (in thousands):

                                       SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                       ------------------   ------------------
Pledged mortgage collateral                    $4,137,438          $4,627,409
Short-term investments                             12,925              24,705
Accrued interest receivable                        25,651              29,130
                                               ----------          ----------
   Total pledged mortgage collateral            4,176,014           4,681,244
Unamortized discount                               (6,620)             (7,147)
                                               ----------          ----------
                                                4,169,394           4,674,097
Released mortgage collateral                       25,021              33,095
FNMA Trust interest-only mortgage
 securities                                       503,002             107,554
Other CMO securities                               19,351              15,274
                                               ----------          ----------
                                               $4,716,768          $4,830,020
                                               ==========          ==========

Pledged mortgage collateral consists of fixed-rate, medium-term and adjustable-rate mortgage-backed securities. All principal and interest on pledged mortgage collateral is remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the pledged mortgage collateral and the reinvestment income earned thereon are available for the payment of principal and interest on collateralized mortgage securities. The weighted average effective interest rate for total pledged mortgage collateral was 7.41 percent during both the quarter and nine months ended September 30, 1996.

FNMA Trust interest-only mortgage securities are entitled to receive 100 percent of coupon interest stripped from pools of FNMA mortgage-backed securities. At September 30, 1996 the Company's investment in FNMA Trust interest-only mortgage securities yielded 12.12 percent with related notional amounts aggregating $1.5 billion. These and certain other CMO securities were pledged to secure short-term borrowings as of September 30, 1996.

NOTE 6 - DISCLOSURES REGARDING FAIR  VALUES OF DEBT SECURITIES

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

The fair values of debt securities were estimated using quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements. The pledged mortgage collateral component of mortgage securities collateral has been permanently financed through the issuance of collateralized mortgage securities. Gross unrealized gains and losses are based on projected net cash flows of the pledged mortgage collateral after payment on the related collateralized mortgage securities determined using market discount rates and prepayment assumptions.

The following tables summarize fair value disclosures for available-for-sale debt securities for the periods indicated (in thousands):

                                      AS OF SEPTEMBER 30, 1996
                           ----------------------------------------------
                                         GROSS       GROSS
                                       UNREALIZED  UNREALIZED     FAIR
                              COST       GAINS       LOSSES       VALUE
                           ----------  ----------  ----------  ----------
Agency Securities:
   Fixed-rate              $  492,510     $     -     $29,943  $  462,567
   Adjustable-rate          3,556,836       4,947       7,432   3,554,351
Mortgage Pass-Throughs:
   Fixed-rate                   1,304          37           -       1,341
   Medium-term                289,432         291       1,955     287,768
   Adjustable-rate            208,648       4,401           -     213,049
Mortgage securities           691,602      10,173       2,154     699,621
  collateral               ----------     -------     -------  ----------
                           $5,240,332     $19,849     $41,484  $5,218,697
                           ==========     =======     =======  ==========

                                      AS OF  DECEMBER 31, 1995
                           ----------------------------------------------
                                         GROSS       GROSS
                                       UNREALIZED  UNREALIZED     FAIR
                              COST       GAINS       LOSSES       VALUE
                           ----------  ----------  ----------  ----------
Agency Securities:
   Fixed-rate              $  497,785     $     -     $ 8,096  $  489,689
   Adjustable-rate          2,977,794       6,657           -   2,984,451
   Callable notes              48,974         118           -      49,092
Mortgage Pass-Throughs:
   Fixed-rate                   1,723          48           -       1,771
   Medium-term                420,910       3,455          36     424,329
   Adjustable-rate            555,944       7,259           -     563,203
Mortgage securities           356,159       9,063      10,566     354,656
  collateral               ----------     -------     -------  ----------
                           $4,859,289     $26,600     $18,698  $4,867,191
                           ==========     =======     =======  ==========

The following table summarizes fair value disclosures for mortgage securities collateral held-to-maturity for the periods indicated (in thousands):

                                            GROSS       GROSS
                                         UNREALIZED  UNREALIZED     FAIR
                              COST          GAINS      LOSSES       VALUE
                            ----------   ----------  ----------  ----------
As of September 30, 1996    $4,017,147      $3,088     $56,367   $3,963,868
                            ==========      ======     =======   ==========

As of December 31, 1995     $4,475,364      $5,042     $60,920   $4,419,486
                            ==========      ======     =======   ==========

During the quarter and nine months ended September 30, 1996, $8,920,000 and $494,276,000 of debt securities held available-for-sale were sold at gross realized gains of $1,834,000 and $11,083,000, respectively. Additionally, $48,977,000 of callable agency notes were redeemed by the issuer in the first quarter of 1996. Net adjustments to unrealized holding gains (losses) on available-for-sale securities included as a separate component of stockholders' equity were $12,316,000 and $(29,537,000) during the quarter and nine months ended September 30, 1996, respectively.

During the second quarter of 1996, $14,655,000 of mortgage collateral previously released from the related indentures pursuant to clean-up calls was sold at gross realized gains aggregating $1,098,000.

NOTE 7 -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                               QUARTER ENDED SEPTEMBER 30
                                           -------------------------------------
                                                  1996                1995
                                           ------------------  -----------------
                                            AMOUNT   AVERAGE    AMOUNT  AVERAGE
                                           --------  --------  -------- --------
Interest income:
   Mortgage investments                    $ 72,464     6.43%  $ 61,611    6.58%
   Mortgage securities collateral            92,640     7.85     94,932    7.61
                                           --------            --------
     Total interest income                  165,104             156,543
                                           --------            --------

Interest expense:
   Short-term borrowings                     66,057     5.43     55,526    5.90
   Collateralized mortgage securities        77,619     7.56     89,718    7.65
                                           --------            --------
     Total interest expense                 143,676             145,244
                                           --------            --------
Net interest                               $ 21,428            $ 11,299
                                           ========            ========

                                               NINE MONTHS ENDED SEPTEMBER 30
                                           -------------------------------------
                                                  1996                1995
                                           ------------------  -----------------
                                            AMOUNT   AVERAGE    AMOUNT  AVERAGE
                                           --------  --------  -------- --------
Interest income:
   Mortgage investments                    $225,913     6.37%  $171,284    6.49%
   Mortgage securities collateral           271,834     7.70    290,338    7.60
                                           --------            --------
       Total interest income                497,747             461,622
                                           --------            --------

Interest expense:
   Short-term borrowings                    199,075     5.45    154,279    6.01
   Collateralized mortgage securities       240,526     7.53    275,511    7.60
                                           --------            --------
       Total interest expense               439,601             429,790
                                           --------            --------
Net interest                               $ 58,146            $ 31,832
                                           ========            ========

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995 (in thousands):

                                           QUARTER ENDED SEPTEMBER 30, 1996
                                          -----------------------------------
                                           RATE*      VOLUME*          TOTAL
                                           -----      -------          ------
Interest income:
   Mortgage investments                  $ (1,481)    $ 12,334        $ 10,853
   Mortgage securities collateral           3,044       (5,336)         (2,292)
                                         --------     --------        --------
     Total interest income                  1,563        6,998           8,561
                                         --------     --------        --------

Interest expense:
   Short-term borrowings                   (4,711)      15,242          10,531
   Collateralized mortgage securities      (1,124)     (10,975)        (12,099)
                                         --------     --------        --------
     Total interest expense                (5,835)       4,267          (1,568)
                                         --------     --------        --------
Net interest                             $  7,398     $  2,731        $ 10,129
                                         ========     ========        ========


                                         NINE MONTHS ENDED SEPTEMBER 30, 1996
                                         ------------------------------------
                                          RATE*        VOLUME*         TOTAL
                                          -----        -------         ------

Interest income:
   Mortgage investments                  $ (3,034)    $ 57,663        $ 54,629
   Mortgage securities collateral           3,780      (22,284)        (18,504)
                                         --------     --------        --------
       Total interest income                  746       35,379          36,125
                                         --------     --------        --------

Interest expense:
   Short-term borrowings                  (15,585)      60,381          44,796
   Collateralized mortgage securities      (2,800)     (32,185)        (34,985)
                                         --------     --------        --------
       Total interest expense             (18,385)      28,196           9,811
                                         --------     --------        --------
Net interest                             $ 19,131     $  7,183        $ 26,314
                                         ========     ========        ========


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

The Company formed its mortgage servicing operation in 1993, and through steady growth (primarily through the bulk acquisition of mortgage servicing rights), the Company has become one of the 20 largest mortgage servicers in the country. The mortgage servicing portfolio (excluding pending transfers and subservicing) increased a net $779 million during the current quarter to $32.3 billion with a weighted average interest rate of 7.37 percent and earning an average annual service fee excluding ancillary revenue and earnings on escrows (the "Average Service Fee") of 29.9 basis points. The September 30, 1996 balance of mortgage servicing rights related to this portfolio was $498 million (154 basis points, or a 5.2 multiple of the Average Service Fee). An additional $7.5 billion of mortgage servicing that was acquired as of October 15, 1996 is pending transfer into the portfolio and is being subserviced by the sellers. This portfolio has a weighted average interest rate of 7.61 percent earning an Average Service Fee of
31.8 basis points. At an average cost of 180 basis points, this portfolio is being acquired at a 5.7 multiple.

Annualized portfolio run-off, consisting of prepayments and scheduled payments on mortgage loans serviced, was 12.07 percent in the current quarter, up from
10.86 percent during the third quarter of 1995 but down from 13.17 percent during the second quarter of 1996. The rate of prepayments diminished throughout the third quarter in response to higher mortgage interest rates and is expected to decline further in the fourth quarter. Derivative financial instruments, specifically interest rate floors, are held from time to time as partial hedges against prepayment risk (see "Effects of Interest Rate Changes"). Outstanding hedge positions, with a $6.25 billion notional amount, carried a $1.7 million unrealized gain at September 30, 1996.

During the second quarter of 1996, the Company entered into a subservicing arrangement with a large national mortgage originator. As of September 30, 1996 the subservicing portfolio stood at $754 million. An advantage of subservicing arrangements such as this is that further growth and enhanced efficiencies can be achieved without the cost of acquiring additional mortgage servicing rights. This arrangement is viewed by the Company as a confirmation of the quality and cost effectiveness of the mortgage servicing operation and could lead to other such relationships in the future.

After growing substantially in 1995, holdings of mortgage investments peaked at $5.0 billion by the end of the first quarter of 1996 consisting primarily of $4.1 billion of adjustable-rate mortgage ("ARM") mortgage-backed securities. In light of market conditions, the Company modestly reduced holdings of ARM securities during the second quarter and in the third quarter made additional purchases solely to replace run-off such that at September 30, 1996 mortgage investments totaled $4.5 billion with ARM securities representing nearly $3.8 billion of the total.

During the quarter and nine months ended September 30, 1996, respectively, the Company acquired $247 million and $1.3 billion of ARM securities issued by government-sponsored entities, either the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") or the Government National Mortgage Association ("GNMA") (collectively, "Agency Securities"). The Company did not sell any mortgage investments during the current quarter. Year-to-date sales of ARM Agency Securities and AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") totaled $432 million. In addition, $49 million of callable agency-issued notes were redeemed by the issuer early in the year.

Prior to 1995 the Company had been an active issuer of collateralized mortgage obligations ("CMOs") and other CMO securities backed by jumbo mortgage loans. The Company retained residual interests in these securitizations consisting primarily of interest-only and principal-only mortgage securities. Other than modest issuances of previously-held residual interests, the Company has not issued any CMOs since 1994. In lieu of issuing CMOs, the Company increased its CMO investments (defined as CMO collateral, net of related bonds, plus similar mortgage securities) by acquiring interest-only mortgage securities. During the quarter and nine months ended September 30, 1996, the Company acquired $131 million and $438 million, respectively, of interest-only mortgage securities. Most of these securities have been FNMA Trust interest-only mortgage securities, which represent the right to receive 100 percent of coupon interest stripped from pools of FNMA mortgage-backed securities. After considering these acquisitions, run-off, modest sales and CMO issuances, as well as changes in market value, total CMO investments increased $88 million and $335 million during the quarter and nine months ended September 30, 1996, respectively, to $626 million. Derivative financial instruments, specifically interest rate floors, are held from time to time as partial hedges against prepayment risk on interest-only mortgage securities (see "Effects of Interest Rate Changes"). Outstanding hedge positions, with a $2.425 billion notional amount, carried a $3.7 million unrealized gain at September 30, 1996.

The following table summarizes the Company's utilization of capital as of September 30, 1996 (in thousands):

                                                            CAPITAL
                                ASSETS      BORROWINGS     EMPLOYED
                              ----------    ----------     --------
Agency Securities:
     Fixed-rate               $  462,567    $   457,231    $  5,336
     Adjustable-rate           3,554,351      3,474,749      79,602
Mortgage Pass-Throughs:
     Fixed-rate                    1,341          1,301          40
     Medium-term                 287,768        278,385       9,383
     Adjustable-rate             213,049        207,441       5,608
Mortgage loans                     2,559              -       2,559
CMO investments                4,716,768      4,642,796*     73,972
Mortgage servicing rights        611,782        224,910**   386,872
                              ----------    -----------    --------
                              $9,850,185    $ 9,286,813     563,372
                              ==========    ===========
Other assets, net of other                                  115,553
 liabilities                                               --------
Total stockholders' equity                                 $678,925
                                                           ========

*    INCLUDES APPROXIMATELY $552 MILLION OF RELATED SHORT-TERM BORROWINGS.
** REPRESENTS AMOUNTS OWED UNDER CONTRACTS FOR BULK PURCHASES OF MORTGAGE SERVICING RIGHTS AND $126 MILLION DRAWN ON A $450 MILLION LINE OF CREDIT SECURED BY EXISTING MORTGAGE SERVICING RIGHTS.

Rising interest rates in 1996 and selected sales of mortgage assets resulted in nearly a $30 million net decline in value of securities held available-for-sale during 1996. At December 31, 1995 securities held available-for-sale were carried at a net unrealized gain of $8 million, which declined to a net unrealized loss of $22 million at September 30, 1996. This unrealized loss will be realized only if the securities are sold. The Company has the ability to hold these securities for the foreseeable future and therefore does not expect to realize losses on security sales.

RESULTS OF OPERATIONS
---------------------

Comparative net operating results (interest income or fee revenues, net of related interest expense or related operating costs), by source, was as follows (in thousands, except percentages and per share amounts):

                                 QUARTER ENDED        NINE MONTHS ENDED
                                  SEPTEMBER 30           SEPTEMBER 30
                               ------------------    --------------------
                                 1996      1995        1996       1995
                               --------  --------    ---------  ---------
Agency Securities              $ 9,338   $ 3,109     $ 25,244   $  8,605
Mortgage Pass-Throughs           1,619     1,718        6,782      4,730
Mortgage loans                      44       248          347      1,139
CMO investments                  8,636     3,377       19,583      8,638
Mortgage servicing              13,310     9,729       34,429     29,304
CMO administration                 859       887        2,559      2,732
Gain on sales and other          1,875     5,484       12,196      9,688
                               -------   -------     --------   --------
     Contribution to income     35,681    24,552      101,140     64,836
Other operating expenses        (3,253)   (3,255)      (9,711)   (10,435)
                               -------   -------     --------   --------
          Net income           $32,428   $21,297     $ 91,429   $ 54,401
                               =======   =======     ========   ========
Net income per share:*
     Primary                   $  0.60   $  0.33     $   1.67   $   0.72
     Fully diluted                0.53      0.32         1.50       0.72
Return on average
     stockholders' equity        18.72%    13.11%       17.94%     11.21%

* PRIOR PERIOD PER SHARE INFORMATION HAS BEEN ADJUSTED FOR THE 3-FOR-2 COMMON STOCK SPLITS EFFECTIVE OCTOBER 30, 1995 AND JULY 31, 1996.

Operating results for the quarter and nine months ended September 30, 1996 improved substantially over those achieved in the same periods of 1995. Lower borrowing costs and improving interest spreads on the Company's investments in mortgage securities, together with improved mortgage servicing results, contributed to the significant improvement in results compared to the same period in 1995. An investment decision during the second quarter of 1996 to modestly reduce the Company's commitment to ARM securities and increase investments in interest-only mortgage securities also improved profitability during the third quarter.

Agency Securities contributed more to current operating results than in 1995 due to increased holdings of these securities and improved net interest spreads. Acquisitions in 1995 and in the first quarter of 1996 of over $3.5 billion of ARM Agency Securities increased average outstanding portfolios to $4.0 billion for both the quarter and nine months ended September 30, 1996, compared to $2.4 billion and $2.2 billion during the same periods in 1995. Spreads improved despite marginally lower yields due to a more favorable short-term interest rate environment.

Agency Security yields averaged 6.31 percent and 6.20 percent during the quarter and nine months ended September 30, 1996, respectively, compared to 6.35 percent and 6.26 percent during the same periods in 1995, while borrowing costs were
5.44 percent and 5.43 percent, respectively, compared to 5.82 percent and 5.86 percent during the same periods in 1995. Yields were marginally lower in 1996 primarily due to sales and redemptions by September 30, 1995 of substantially all of the Company's investments in relatively high yielding callable agency notes. In addition, continued high purchase premium amortization on investments in ARM securities largely offset the improvements in pass-through rates resulting from the periodic resetting of coupon interest rates on underlying ARM loans (see "Effects of Interest Rate Changes").

Mortgage Pass-Throughs contributed less to income in the current quarter compared to the same period in 1995 primarily because of reduced holdings of these securities as a result of asset sales and run-off. Results for the nine months ended September 30, 1996 were higher compared to the same period in 1995 despite the lower portfolio outstanding due to increases in net interest spreads. Average yields for this portfolio were higher at 7.31 percent and 7.33 percent for the quarter and nine months ended September 30, 1996, respectively, compared to 7.00 percent and 6.84 percent during the same periods in 1995, while average borrowing rates were lower at 5.63 percent and 5.69 percent, respectively, compared to 6.08 percent and 6.19 percent during the same periods in 1995. The rise in yields is primarily due to the periodic resetting of coupon interest rates on underlying ARM loans (see "Effects of Interest Rate Changes"). Lower borrowing rates reflect lower prevailing short-term interest rates. The average outstanding portfolio was $517 million and $717 million for both the quarter and nine months ended September 30, 1996, respectively, compared to nearly $1.3 billion for the same periods in 1995.

The net interest spread earned from mortgage loans contributed less to current operating results than in 1995 due to lower average holdings of mortgage loans. This reflects the November 1995 decision to exit the jumbo mortgage loan conduit business and the decision earlier in 1996 to discontinue soliciting telephone originations.

CMO investments contributed substantially more to current net operating results compared to the same periods in 1995 due primarily to substantial investments made during the past year in interest-only mortgage securities (see above, "Financial Condition").

Higher mortgage servicing results reflect continued growth in this operation. Revenues increased to $34 million and $92 million for the quarter and nine months ended September 30, 1996, respectively, compared to $23 million and $61 million during the same periods in 1995. Servicing expenses also increased, but not to the same extent as revenues, which reflects efficiencies gained in the servicing process as the servicing portfolio continues to grow. Amortization of mortgage servicing rights of $11 million and $31 million during the quarter and nine months ended September 30, 1996, respectively, were higher than the $8 million and $18 million recorded in the same periods in 1995 due to portfolio growth and higher levels of prepayments caused by lower interest rates. Greater use of external borrowings secured by the mortgage servicing portfolio to finance portfolio growth contributed to higher borrowing costs in 1996 compared to 1995. Because throughout 1996 the fair value of the mortgage servicing portfolio has exceeded recorded amounts by large margins, the adoption of SFAS 122 has had an immaterial impact on servicing results for the quarter and nine months ended September 30, 1996 (see Notes 1 and 3 to the financial statements).

The Company has incurred lower operating expenses in 1996 than in the prior year because of the November 1995 closure of its mortgage conduit unit and, to a lesser extent, the second quarter closure of its telephone origination unit. These two decisions have also reduced requirements for loan loss provisions. In addition, with the growth of the mortgage servicing operation, more operating costs have been identified with that unit then in the prior year.

During the quarter and nine months ended September 30, 1996, the Company sold $14 million and $597 million, respectively of mortgage assets consisting of mortgage loans, Mortgage Pass-Throughs, Agency Securities and CMO investments. This compares to similar sales in the same periods of 1995 totaling $464 million and $767 million, respectively.

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

At September 30, 1996 the mortgage servicing operation had available $324 million of a $450 million revolving line of credit agreement with an investment banking firm that matures September 30, 1998. The line is to be used primarily to finance acquisitions of mortgage servicing rights on a collateralized basis. The agreement requires, among other things, that the mortgage servicing operation maintain certain financial ratios and specified levels of unencumbered servicing rights, as defined. The mortgage servicing operation is in compliance with all requirements. Interest rates on borrowings under this facility are based on LIBOR.

During the quarter and nine months ended September 30, 1996, the Company raised $21.8 million and $45.8 million, respectively, through its dividend reinvestment and stock purchase plans, stock option exercises and modest open market sales. The Company anticipates continuing to raise equity through these channels as market conditions allow. In June the Company purchased and retired options to acquire 1,687,500 split-adjusted shares of its common stock issued in 1992 in connection with the Company's severance of a relationship with a former affiliate. The $6.5 million purchase price of the options was charged to stockholders' equity with no effect on net income.

On July 22, 1996 the Company announced that the board of directors had approved the repurchase of up to 1 million split-adjusted shares of common stock to fund employee stock option and stock grant programs.

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

Changes in interest rates also impact earnings recognized from CMO investments, which consist primarily of fixed-rate CMO residuals and interest-only mortgage securities. The amount of income that may be generated from the typical CMO residual is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below interest rates on the collateral, principal prepayments will increase, reducing or even eliminating the overall return on the investment in the CMO residual. This is due primarily to the acceleration of the amortization of bond discounts, a noncash item, as bond classes are repaid more rapidly than originally anticipated. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, resulting in a greater overall return on an investment in a fixed-rate CMO residual because of an increase in the period of time over which the Company receives the larger positive interest spread.

Interest-only mortgage securities behave similarly to CMO Residuals. In a falling interest rate environment prepayments on the underlying mortgage loans generally will be higher thereby reducing or even eliminating overall returns on these securities. Sustained periods of high prepayments can result in losses. Conversely, in periods of rising interest rates, interest-only mortgage securities will tend to perform favorably because underlying mortgage loans will generally prepay at slower rates thereby increasing overall returns.

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

The Company's business plan is to build a mortgage servicing operation with investments in mortgage servicing and mortgage securities with the goal of producing reasonably balanced results in rising or falling interest rate environments. The Company supplements its business plan from time to time with derivative financial instruments, specifically interest rate floors, which may be used to hedge certain assets, such as mortgage servicing rights or interest-only mortgage securities or may be held for investment. Interest rate floors decrease in value when interest rates rise and increase in value when rates decline. In instances where floors are designated as hedges, any changes in value will adjust the basis of the assets hedged. In instances where floors are held for investment, changes in value will be recorded in income as they occur, which could increase income volatility.


                         PART II. - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

(a)   Exhibits:  The following Exhibit is presented herewith:

      Exhibit 11 - Computation of Earnings Per Share for the quarter and nine months ended September 30, 1996 and 1995.
      Exhibit 27 - Financial Data Schedule (electronic filing only).

(b)   Reports on Form 8-K:

      Form 8-K Reporting Date - August 20, 1996

      Items Reported -

      Item 5. Other Events

      This Current Report was filed solely in order to file the following exhibits as part of the Registrant's Registration Statement on Form S-3 (No. 33-62212), as amended:

      Exhibit No.       Description
      -----------       -----------

         1.4 Amendment No. 1 to the Sales Agency Agreement dated as of September 10, 1996 between Capstead Mortgage Corporation and PaineWebber Incorporated (the "Common Stock Sales Agency Agreement").

         1.5 Sales Agency Agreement dated as of August 17, 1996 Capstead Mortgage Corporation and PaineWebber Incorporated (the "Series B Preferred Stock 1996 Sales Agency Agreement").

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CAPSTEAD MORTGAGE CORPORATION



Date:  October 28, 1996                By /s/ RONN K. LYTLE
                                          ------------------------------------
                                          Ronn K. Lytle
                                          Chairman and Chief Executive Officer



Date:  October 28, 1996                By /s/ ANDREW F. JACOBS
                                          ------------------------------------
                                          Andrew F. Jacobs
                                          Senior Vice President - Control
                                            and Treasurer