Form 10-K
period 1996-12-31
CAPSTEAD MORTGAGE CORP
filed 1997-03-14
CIK 766701

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -----
        ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1996

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
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

Common Stock ($0.01 par value)                 New York Stock Exchange
$1.60 Cumulative Preferred Stock,              New York Stock Exchange
  Series A ($0.10 par value)
$1.26 Cumulative Convertible Preferred         New York Stock Exchange
  Stock, Series B ($0.10 par value)

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

AT FEBRUARY 14, 1997 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS $1,124,930,000.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 14, 1997:  46,306,880

                     DOCUMENTS INCORPORATED BY REFERENCE:

(1) PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996 ARE INCORPORATED BY REFERENCE INTO PARTS II AND IV.
(2) PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 5, 1997, ISSUED IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT, ARE INCORPORATED BY REFERENCE INTO PART III.

================================================================================

                CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES

                         1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                     PAGE
                                                                     ----

                                    PART I

ITEM  1. BUSINESS...................................................   1

ITEM  2. PROPERTIES.................................................   3

ITEM  3. LEGAL PROCEEDINGS..........................................   3

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........   3


                                    PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS..........................   3

ITEM  6. SELECTED FINANCIAL DATA....................................   3

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS......................   3

ITEM  3. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................   3

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE......................   3


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........   4

ITEM 11. EXECUTIVE COMPENSATION.....................................   4

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT....................................   4

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............   4


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K......................................   5

                                     PART I

ITEM 1.  BUSINESS.

Capstead Mortgage Corporation ("CMC" or the "Company") was incorporated on April 15, 1985 in Maryland and commenced operations in September 1985. The Company's business plan is to build a mortgage banking operation with investments in mortgage securities and mortgage servicing with the goal of producing reasonably balanced operating results in a variety of interest rate environments.

Initially, the Company structured and managed mortgage investments. In late 1992 the Company entered into the mortgage servicing business. Mortgage servicing includes collecting and accounting for payments of principal and interest from borrowers, remitting such payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgage premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans. Fees are received for servicing residential mortgage loans ranging generally from 0.25 to 0.38 percent per annum on the declining principal balances of the loans and are collected out of monthly mortgage payments.

For further discussion of the Company's business, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 on pages 38 and 39 under the caption "Management's Discussion and Analysis - Financial Condition."

EFFECTS OF INTEREST RATE CHANGES

For discussion of effects of interest rate changes on the Company's mortgage securities and mortgage servicing portfolios, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 on pages 42 and 43 under the caption "Management's Discussion and Analysis - Effects of Interest Rate Changes."

OTHER INVESTMENT STRATEGIES

The Company may enter into other short- or long-term investment strategies as the opportunities arise.

COMPETITION

In purchasing mortgage securities, the Company competes with savings banks, commercial banks, mortgage and investment bankers, conduits, insurance companies, other lenders, and mutual funds. The competition for the acquisition of mortgage servicing rights is primarily with mortgage bankers, commercial banks and savings banks.

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

EMPLOYEES

As of December 31, 1996, the Company had 178 full-time employees.

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

As long as Capstead REIT qualifies as a REIT, it will generally be taxable only on its undistributed taxable income. Distributions out of current or accumulated earnings and profits will be taxed to stockholders as ordinary income or capital gain, as the case may be. Distributions in excess of the Company's accumulated and current earnings and profits will constitute a non-taxable return of capital to the stockholders (except insofar as such distributions exceed the cost basis of the shares of stock) resulting in a corresponding reduction in the cost basis of the shares of stock. The Company notifies its stockholders of the proportion of distributions made during the taxable year that constitutes ordinary income, capital gain or a return of capital. During 1996, 83.7 percent, 5.9 percent and 10.4 percent of the common stock distributions were characterized as ordinary income, long-term capital gain and nontaxable return of capital, respectively, while 93.4 percent and 6.6 percent of the preferred stock distributions were characterized as ordinary income and long-term capital gain, respectively. During 1995 and 1994 distributions made were characterized as ordinary income. Distributions by the Company will not normally be eligible for the dividends received deduction for corporations. Should the Company incur losses, stockholders will not be entitled to include such losses in their individual income tax returns.

All taxable income of Capstead Inc., which conducts mortgage servicing operations, is subject to federal and state income taxes, where applicable. Capstead REIT's taxable income will include earnings of this subsidiary only upon payment to Capstead REIT by distribution of such earnings, and only if these distributions are made out of current earnings and profits.

The foregoing is general in character. Reference should be made to pertinent Internal Revenue Code sections and the Regulations issued thereunder for a comprehensive statement of applicable federal income tax consequences.

ITEM 2.  PROPERTIES.

The Company's operations are conducted primarily in Dallas, Texas on properties leased by the Company.

ITEM 3.  LEGAL PROCEEDINGS.

At December 31, 1996 there were no material pending legal proceedings, outside the normal course of business, to which the Company or its subsidiaries were a party or of which any of their property was the subject.

ITEM 4.  RESULTS OF SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 on page 36 under the caption "Note 15 - Market and Dividend Information," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 on page 37 under the caption "Selected Financial Data," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 on pages 38 through 43 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 on pages 17 through 36, and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included in the Registrant's definitive Proxy Statement dated March 5, 1997 on pages 3 through 6 under the captions "Election of Directors," "Board of Directors" and "Executive Officers," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is included in the Registrant's definitive Proxy Statement dated March 5, 1997 on pages 7 through 13 under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," and "Performance Graph," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.

The information required by this item is included in the Registrant's definitive Proxy Statement dated March 5, 1997 on pages 14 and 15 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this report:

         1. The following financial statements of the Company, included in the 1996 Annual Report to Stockholders, are incorporated herein by reference:
                                                                      PAGE
                                                                      ----
             Consolidated Statement of Income - Years
              Ended December 31, 1996, 1995 and 1994................    *
             Consolidated Balance Sheet -
              December 31, 1996 and 1995............................    *
             Consolidated Statement of Stockholders' Equity -
              Three Years Ended December 31, 1996...................    *
             Consolidated Statement of Cash Flows - Years
              Ended December 31, 1996, 1995 and 1994................    *
             Notes to Consolidated Financial Statements -
              December 31, 1996.....................................    *

         2.  Financial statement schedule:
             Schedule IV - Mortgage Loans on Real Estate............    9

         NOTE: All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         * Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1996.

         3.  Exhibits:

             EXHIBIT
             NUMBER
             -------

               1.3 Sales and Agency Agreement dated as of December 6, 1995 between Capstead Mortgage Corporation and PaineWebber Incorporated (the "Sales Agency Agreement")(6)
               3.1(a) Charter of the Company, which includes Articles of Incorporation, Articles Supplementary for each outstanding Series of Preferred Stock and all other amendments to such Articles of Incorporation(4)
               3.1(b) Articles Supplementary ($1.26 Cumulative Convertible Preferred Stock, Series B)(3)
               3.2     Bylaws of the Company, as amended(4)
              10.21    1990 Employee Stock Option Plan(1)
              10.22    1990 Directors' Stock Option Plan(2)
              10.23 Employment Agreement dated August 1, 1992 between Capstead Mortgage Corporation and Ronn K. Lytle(3)

                CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                                    PART IV
                             ITEM 14. - CONTINUED


             EXHIBIT
             NUMBER
             -------

              10.24    Restricted Stock Grant Agreement dated August 1, 1992
                       between Capstead Mortgage Corporation and Ronn K.
                       Lytle(3)
              10.25    1994 Flexible Long Term Incentive Plan(5)
              10.26    1994 Capstead Inc. Restricted Stock Plan(5)
              10.27    Capstead Mortgage Corporation Deferred Compensation
                       Plan(5)
              10.28    Summary of Employment Agreement dated December 9, 1993
                       between Capstead Mortgage Corporation and Christopher T.
                       Gilson(5)
              11       Computation of per share earnings*
              12       Computation of ratio of earnings to combined fixed
                       charges and preferred stock dividends*
              13       Portions of the Annual Report to Stockholders of the
                       Company for the year ended December 31, 1996*
              21       List of subsidiaries of the Company*
              23       Consent of Ernst & Young LLP, Independent Auditors*
              27       Financial Data Schedule (electronic filing only)*

         (1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40016) dated April 29, 1991
         (2) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991
         (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992
         (4) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-62212) dated May 6, 1993
         (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994
         (6) Incorporated by reference to the Company's Current Report of Form 8-K dated December 6, 1995
          *   Filed herewith

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

                                        CAPSTEAD MORTGAGE CORPORATION
                                                  REGISTRANT


Date:  March 7, 1997                 By: /s/ ANDREW F. JACOBS
                                        ----------------------------------------
                                              Andrew F. Jacobs
                                        Senior Vice President-Control,
                                           Treasurer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


/s/ RONN K. LYTLE               Chairman, Chief         March 7, 1997
-------------------------------
   (Ronn K. Lytle)               Executive Officer
                                 and Director


 /s/ ANDREW F. JACOBS           Senior Vice President  March 7, 1997
-------------------------------
   (Andrew F. Jacobs)            Control, Treasurer
                                 and Secretary


 /s/ BEVIS LONGSTRETH            Director               March 7, 1997
-------------------------------
  (Bevis Longstreth)


 /s/ PAUL M. LOW                 Director               March 7, 1997
-------------------------------
    (Paul M. Low)


 /s/ HARRIET E. MIERS            Director               March 7, 1997
-------------------------------
  (Harriet E. Miers)


 /s/ WILLIAM R. SMITH            Director              March 10, 1997
-------------------------------
  (William R. Smith)


 /s/ JOHN C. TOLLESON            Director               March 7, 1997
-------------------------------
  (John C. Tolleson)

                                PORTIONS OF THE

                          ANNUAL REPORT ON FORM 10-K

                          ITEMS 14(a)(1), (2) AND (3)

                  FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                         YEAR ENDED DECEMBER 31, 1996

                         CAPSTEAD MORTGAGE CORPORATION

                                 DALLAS, TEXAS

                CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1996


                                                                                                                PART 2 - INTEREST
                         PART 1 - MORTGAGE LOANS ON REAL ESTATE AT CLOSE OF PERIOD//1//                        EARNED ON MORTGAGES
-------------------------------------------------------------------------------------------------------- ---------------------------

        COLUMN A                 COLUMN B      COLUMN C              COLUMN D               COLUMN E     COLUMN F AND COLUMN G //4//

--------------------------       --------  --------------- ----------------------------- --------------- ---------------------------

                                                           AMOUNT OF PRINCIPAL UNPAID AT
                                                                  CLOSE OF PERIOD           AMOUNT OF
                                                           -----------------------------
                                                                            SUBJECT TO      MORTGAGE
                                 PRIOR     CARRYING AMOUNT                  DELINQUENT       BEING             WEIGHTED AVERAGE
        DESCRIPTION              LIENS    OF MORTGAGES//2//     TOTAL      INTEREST//3//   FORECLOSED//3//       INTEREST RATE
-------------------------------  -----    ----------------   -----------   -------------   ---------------     ----------------
$    -0- - $   49,999( 30).....   None      $    119,000    $    119,000    $    45,000      $         -            9.05%
$ 50,000 - $   99,999( 20).....   None         1,670,000       1,670,000        694,000                -            7.08%
$100,000 - $  149,999( 33).....   None         4,136,000       4,136,000        832,000                -            7.55%
$150,000 - $  199,999(110).....   None        19,711,000      19,711,000      2,638,000          927,000            8.15%
$200,000 - $  249,999(550).....   None       120,479,000     120,479,000     12,302,000        4,493,000            7.70%
$250,000 - $  299,999(325).....   None        90,158,000      90,158,000      6,316,000        1,918,000            7.60%
$300,000 - $  349,999( 93).....   None        30,059,000      30,059,000      7,037,000        2,866,000            7.69%
$350,000 - $  399,000( 70).....   None        22,321,000      22,321,000      2,637,000        3,336,000            7.67%
$400,000 - $  449,999( 51).....   None        20,425,000      20,425,000      1,701,000          642,000            7.66%
$450,000 - $  499,999( 29).....   None        12,224,000      12,224,000      1,308,000                -            7.64%
$500,000 - $1,500,000( 52).....   None        29,962,000      29,962,000      3,574,000        1,131,000            7.84%
                                            ------------    ------------    -----------      -----------
                                             351,264,000    $351,264,000    $39,084,000      $15,313,000
                                                            ============    ===========      ===========
    Plus premimum                                884,000

    Plus unrealized gain on mortgage
      loans included in debt securities        1,464,000
                                            ------------
                                            $353,612,000

See accompanying notes to Schedule IV.

                CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                             NOTES TO SCHEDULE IV


(1) Mortgage loans at December 31, 1996 consisted of single-family, conventional, first mortgage loans most of which are included in AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs"). The Company classifies its mortgage loans by interest rate characteristics. Fixed-rate mortgage loans have (i) fixed rates of interest for their entire terms or (ii) an initial fixed-rate period of 10 years after origination and then adjust annually based on a specified margin over 1-year United States Treasury Securities ("1-year Treasuries"). Medium-term mortgage loans have (i) an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year Treasuries or (ii) initial interest rates then adjust one time, approximately 5 years following origination of the mortgage loan, based on a specified margin over the Federal National Mortgage Association ("FNMA") yields for 30-year, fixed-rate commitments at the time of adjustment. Adjustable-rate mortgage loans either adjust (i) semi-annually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR") or (ii) annually based on a specified margin over 1-year Treasuries. Principal amount of mortgage loans in the portfolio totaling $3,241,000, or
     0.9 percent, were fixed-rate loans; $278,024,000, or 79.2 percent, were medium-term loans; and $69,999,000, or 19.9 percent, were adjustable-rate loans.

(2)  Reconciliation of mortgage loans:

     Balance at December 31, 1995........               $  999,722,000
       Additions:
        Purchases and originations of
          mortgage loans.................                   20,529,000
                                                        --------------
                                                         1,020,251,000
       Deductions:
        Principal collections............  174,816,000
        Amortization of discount.........      691,000
        Sales............................  481,869,000
        Change in fair value of
          Mortgage Pass-Throughs.........    9,263,000     666,639,000
                                           -----------  --------------

     Balance at December 31, 1996........               $  353,612,000
                                                        ==============

(3) Consists of all mortgage loans delinquent 90 days or more. Note that of the amount of principal unpaid at the close of the period that is subject to delinquent principal, $35.2 million is covered by mortgage pool insurance that effectively limits the Company's loss. Similarly, $13.8 million of the amount of mortgages being foreclosed is covered by pool insurance.

(4) Interest due and accrued at the end of the period and interest income earned applicable to the period for each of the categories presented above is not available without unreasonable effort or expense and therefore has been omitted in accordance with Rule 12-23 of Regulation S-X. Total accrued interest for the above listed mortgage loans totaled $3,150,000 at December 31, 1996.

                CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                       NOTES TO SCHEDULE IV - CONTINUED

(5) The geographic distribution of the Company's portfolio at December 31, 1996 was as follows:

                                                NUMBER     PRINCIPAL
                       STATE                   OF LOANS      AMOUNT
                       -----                   --------   ------------

     Alabama.................................        2    $    296,000
     Arizona.................................        4         682,000
     California..............................    1,024     277,031,000
     Colorado................................        5         892,000
     Connecticut.............................        3         463,000
     Delaware................................        2         455,000
     District of Columbia....................       10       1,933,000
     Florida.................................       31       7,570,000
     Georgia.................................       38       8,368,000
     Hawaii..................................        2         504,000
     Idaho...................................        1         216,000
     Illinois................................       11       2,681,000
     Indiana.................................        2         255,000
     Louisiana...............................        4         788,000
     Maryland................................       27       6,035,000
     Massachusetts...........................        6       1,237,000
     Michigan................................       11       2,669,000
     Missouri................................        2         476,000
     Nevada..................................        3         563,000
     New Hampshire...........................        1         214,000
     New Jersey..............................       31       6,849,000
     New Mexico..............................       12       2,893,000
     New York................................       11       2,513,000
     North Carolina..........................        2         502,000
     Ohio....................................        2         525,000
     Oklahoma................................        5         978,000
     Pennsylvania............................       12       2,443,000
     Rhode Island............................        1         325,000
     Texas...................................       32       5,922,000
     Utah....................................        1         275,000
     Virginia................................       46      10,338,000
     Washington..............................       17       3,826,000
     Wisconsin...............................        2         547,000
                                                 -----    ------------
                                                           351,264,000

     Plus premium............................                  884,000
     Plus unrealized gain on mortgage loans
      included in debt securities............                1,464,000
                                                          ------------

       Total................................     1,363    $353,612,000
                                                 =====    ============
                                     -11-