Form 10-Q
period 1997-03-31
CAPSTEAD MORTGAGE CORP
filed 1997-05-09
CIK 766701

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1997

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

  Common Stock ($0.01 par value)  48,564,836 as of April 28, 1996

                         CAPSTEAD MORTGAGE CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                     INDEX



                                                                    PAGE
                                                                    ----
                        PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements

 Consolidated Balance Sheet - March 31, 1997 and December 31, 1996..   3

 Consolidated Statement of Income - Quarter Ended
  March 31, 1997 and 1996...........................................   4

 Consolidated Statement of Cash Flows - Quarter Ended
  March 31, 1997 and 1996...........................................   5

 Notes to Consolidated Financial Statements.........................   6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...............  11

ITEM 4. Submission of Matters to a Vote of Security Holders.........  17


                          PART II. - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K............................  17

SIGNATURES..........................................................  18

                        PART I. -- FINANCIAL INFORMATION
                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 1.  FINANCIAL STATEMENTS


                                          MARCH 31, 1997   DECEMBER 31, 1996
                                          ---------------  ------------------
                                          (UNAUDITED)
ASSETS
 Mortgage investments                        $ 4,789,745         $ 4,840,417
 CMO collateral and investments                4,471,131           4,501,646
                                             -----------         -----------
                                               9,260,876           9,342,063

 Mortgage servicing rights                       662,472             637,979
 Prepaids, receivables and other                 143,097             156,293
 Cash and cash equivalents                        18,598              21,003
                                             -----------         -----------
                                             $10,085,043         $10,157,338
                                             ===========         ===========

LIABILITIES
 Short-term borrowings                       $ 5,485,414         $ 5,462,856
 Collateralized mortgage obligations           3,753,694           3,861,892
 Accounts payable and accrued expenses            34,673              33,924
 Mortgage servicing rights
  acquisitions payable                            32,253              71,797
                                             -----------         -----------
                                               9,306,034           9,430,469
                                             -----------         -----------

STOCKHOLDERS' EQUITY
 Preferred stock - $0.10 par value;
  100,000 shares authorized:
   $1.60 Cumulative Preferred Stock,
     Series A, 451 and 470 shares
     issued and outstanding ($7,396
     aggregate liquidation preference)             6,304               6,567
   $1.26 Cumulative Convertible
     Preferred Stock, Series B, 22,094
     and 23,932 shares issued and
     outstanding ($251,430 aggregate
     liquidation preference)                     241,180             259,829
 Common stock - $0.01 par value; 100,000
  shares authorized; 47,836 and 44,743
  shares issued and outstanding                      478                 447
 Paid-in capital                                 515,985             461,045
 Undistributed income                              7,428               4,582
 Unrealized gain (loss) on debt                    7,634              (5,601)
  securities                                 -----------         -----------
                                                 779,009             726,869
                                             -----------         -----------
                                             $10,085,043         $10,157,338
                                             ===========         ===========


See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                             QUARTER ENDED
                                                MARCH 31
                                          --------------------
                                            1997       1996
                                          ---------  ---------
INTEREST INCOME:
 Mortgage investments                     $ 77,904   $ 76,682
 CMO collateral and investments             87,377     89,702
                                          --------   --------
  Total interest income                    165,281    166,384
                                          --------   --------
INTEREST AND RELATED EXPENSES:
 Short-term borrowings:
  Mortgage investments                      64,855     65,385
  CMO investments                            6,235        160
 Collateralized mortgage obligations        70,499     83,177
 Mortgage insurance and other                1,426      2,284
                                          --------   --------
  Total interest and related expenses      143,015    151,006
                                          --------   --------
   Net margin on mortgage assets            22,266     15,378
                                          --------   --------
MORTGAGE SERVICING REVENUES:
 Servicing fees                             30,132     22,575
 Other                                       8,606      5,396
                                          --------   --------
  Total mortgage servicing revenues         38,738     27,971
                                          --------   --------
MORTGAGE SERVICING EXPENSES:
 Direct servicing expenses                   4,016      3,157
 Indirect servicing expenses                 1,725      1,473
 Amortization of mortgage servicing
  rights                                    14,026     10,087
 Interest                                    4,929      3,299
                                          --------   --------
  Total mortgage servicing expenses         24,696     18,016
                                          --------   --------
   Net margin on mortgage servicing         14,042      9,955
                                          --------   --------
OTHER REVENUES:
 Gain on sales and other                     2,600      3,921
 CMO administration                            820        833
                                          --------   --------
  Total other revenues                       3,420      4,754
                                          --------   --------
OTHER OPERATING EXPENSES                     2,340      3,259
                                          --------   --------
NET INCOME                                $ 37,388   $ 26,828
                                          ========   ========

Net income                                $ 37,388   $ 26,828
Less cash dividends on preferred stock      (7,198)    (9,890)
                                          --------   --------

Net income available to common
 stockholders                             $ 30,190   $ 16,938
                                          ========   ========
NET INCOME PER SHARE:
 Primary                                  $   0.64   $   0.47
 Fully diluted                                0.58       0.45

CASH DIVIDENDS PAID PER SHARE:
 Common                                   $  0.580   $  0.467
 Series A Preferred                          0.400      0.400
 Series B Preferred                          0.315      0.315




See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                              QUARTER ENDED
                                                 MARCH 31
                                          ----------------------
                                             1997        1996
                                          ----------  ----------

OPERATING ACTIVITIES:
 Net income                               $  37,388   $  26,828
 Noncash items:
  Amortization of discount and premium       23,352      10,389
  Amortization of mortgage servicing
   rights                                    14,028      10,087
  Depreciation and other amortization         1,016       1,271
 Net change in prepaids, receivables,
  other assets, accounts payable and
  accrued  expenses                           2,211      (2,366)
 Net gain from investing activities          (2,453)     (4,036)
                                          ---------   ---------
   Net cash provided by operating
    activities                               75,542      42,173
                                          ---------   ---------

INVESTING ACTIVITIES:
 Purchases of mortgage investments         (405,272)   (946,040)
 Purchases of CMO investments               (52,058)    (25,887)
 Purchases of mortgage servicing rights     (31,656)    (68,078)
 Purchases of derivative financial
  instruments                               (10,937)     (7,536)
 Principal collections on mortgage
  investments                               258,983     283,639
 Proceeds from sales and redemptions of
  mortgage assets                           178,605     203,447
 CMO collateral:
  Principal collections                     111,157     147,341
  Decrease in accrued interest
   receivable                                   723       1,067
  Increase in short-term investments         (1,910)     (1,170)
                                          ---------   ---------
   Net cash provided (used) by
    investing activities                     47,635    (413,217)
                                          ---------   ---------

FINANCING ACTIVITIES:
 Increase in short-term borrowings           22,558     519,810
 Increase (decrease) in mortgage
  servicing acquisitions payable            (39,544)      9,933
 Collateralized mortgage obligations:
  Principal payments on securities         (110,792)   (144,252)
  Increase in accrued interest payable          962         256
 Capital stock transactions                  35,776      11,143
 Dividends paid                             (34,542)    (26,726)
                                          ---------   ---------
   Net cash provided (used) by
    financing activities                   (125,582)    370,164
                                          ---------   ---------

Net decrease in cash and cash
 equivalents                                 (2,405)       (880)
Cash and cash equivalents at beginning
 of period                                   21,003      18,702
                                          ---------   ---------
Cash and cash equivalents at end of
 period                                   $  18,598   $  17,822
                                          =========   =========



See accompanying notes to consolidated financial statements.

                CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)


NOTE 1 - BUSINESS

Capstead Mortgage Corporation, a national mortgage banking firm, earns income from investing in mortgage-backed securities, servicing mortgage loans and other investment strategies. The Company's business plan is to build a mortgage banking operation with investments in mortgage securities and mortgage servicing with the goal of producing reasonably balanced operating results in a variety of interest rate environments.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

On January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for all types of securitization transactions involving the transfer of financial assets including repurchase agreements and collateralized borrowing arrangements. Under SFAS 125 most securitizations of financial assets other than repurchase arrangements are recorded as sales. The adoption of SFAS 125 has not had a material impact on the results of operations or financial position of the Company.

Certain amounts for prior periods have been reclassified to conform to the 1997 presentation.

NOTE 3 - MORTGAGE SERVICING

The following table provides information regarding the primary mortgage servicing portfolio (which excludes subservicing) and the related investment in mortgage servicing rights (dollars in thousands):

                                          UNPAID                 MORTGAGE
                                        PRINCIPAL     NUMBER    SERVICING
                                         BALANCE     OF LOANS     RIGHTS
                                       ------------  ---------  ----------

Loans serviced at December 31, 1996    $35,562,597    366,373    $559,857
 Additions                               4,152,971     42,769      77,727
 Run-off/amortization                     (896,224)    (6,280)    (12,968)
 Results of hedging activity                     -          -       5,805
                                       -----------    -------    --------
Loans serviced at March 31, 1997        38,819,344    402,862     630,421
Purchases pending transfer*              1,887,925     19,030      32,051
                                       -----------    -------    --------
Total portfolio at March 31, 1997      $40,707,269    421,892    $662,472
                                       ===========    =======    ========

* IN ADDITION, IN APRIL 1997 THE COMPANY COMMITTED TO PURCHASE THE RIGHT TO SERVICE ANOTHER 6,775 LOANS WITH AN UNPAID PRINCIPAL BALANCE OF $623 MILLION.

In addition, as of March 31, 1997 the Company subserviced $5.1 billion of single-family mortgage loans under a subservicing arrangement with a large national mortgage conduit.

NOTE 4 - MORTGAGE INVESTMENTS

Mortgage investments and the related average effective interest rates (calculated including mortgage insurance costs and excluding unrealized gains and losses) were as follows (dollars in thousands):

                                            AS OF            QUARTER ENDED
                                           MARCH 31            MARCH 31
                                    ----------------------  ---------------
                                       1997        1996      1997     1996
                                    ----------  ----------  -------  ------

Agency securities:
 Fixed-rate                         $  455,512  $  471,527    6.38%   6.37%
 Adjustable-rate                     3,945,105   3,682,003    6.28    6.12
 Callable notes                              -           -       -    7.05
AAA-rated private mortgage pass-
 through securities:
 Fixed-rate                              3,952      47,722    8.82    9.18
 Medium-term                           261,188     366,912    6.69    6.66
 Adjustable-rate                       123,988     435,564    7.16    7.14
                                    ----------  ----------    ----    ----
                                    $4,789,745  $5,003,728    6.37%   6.32%
                                    ==========  ==========    ====    ====

The Company classifies its mortgage investments by interest rate characteristics of the underlying mortgage loans. Fixed-rate mortgage investments have (i) fixed rates of interest for their entire terms, or (ii) an initial fixed rate period of 10 years after origination and then adjust annually based on a specified margin over 1-year U.S. Treasury Securities ("1-year Treasuries"). Medium-term mortgage investments have (i) an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year Treasuries or (ii) initial interest rates that adjust one time, approximately 5 years following origination of the mortgage loan, based on a specified margin over Federal National Mortgage Association ("FNMA") yields for 30-year fixed-rate commitments at the time of adjustment. Adjustable-rate mortgage investments either adjust (i) semiannually based on a specified margin over the 6-month

London Interbank Offered Rate ("LIBOR"), or (ii) annually based on a specified margin over 1-year Treasuries. Fixed- and adjustable-rate mortgage agency securities consist of mortgage-backed securities issued by government-sponsored entities, either the Federal Home Loan Mortgage Corporation, FNMA or the Government National Mortgage Association (collectively, "Agency Securities").

At March 31, 1997 the AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") and Agency Securities were pledged to secure short-term borrowings.

NOTE 5 - CMO COLLATERAL AND INVESTMENTS

CMO collateral consists of mortgage securities and related investments pledged to secure CMO borrowings ("Pledged CMO Collateral"). CMO investments include investments in FNMA Trust interest-only mortgage securities and investments in other CMO securities such as other agency and private-issue interest-only and principal-only mortgage securities. The components of CMO collateral and investments are summarized as follows (in thousands):

                                     MARCH 31, 1997   DECEMBER 31, 1996
                                     ---------------  ------------------

Pledged mortgage securities              $3,797,063          $3,908,623
Short-term investments                       12,964              11,055
Accrued interest receivable                  23,289              24,012
                                         ----------          ----------
  Total Pledged CMO Collateral            3,833,316           3,943,690
Unamortized discount                         (7,018)             (7,166)
                                         ----------          ----------
                                          3,826,298           3,936,524
FNMA Trust interest-only mortgage
 securities                                 627,039             546,539
Other CMO investments                        17,794              18,583
                                         ----------          ----------
                                         $4,471,131          $4,501,646
                                         ==========          ==========

Pledged mortgage securities consist of fixed-rate, medium-term and adjustable-rate mortgage-backed securities. All principal and interest on pledged mortgage securities is remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on pledged mortgage securities and reinvestment income earned thereon are available for the payment of principal and interest on CMOs issued by the Company. The weighted average effective interest rate for total Pledged CMO Collateral was 7.34 percent during the quarter ended March 31, 1997.

FNMA Trust interest-only mortgage securities are entitled to receive 100 percent of coupon interest stripped from pools of FNMA mortgage-backed securities. At March 31, 1997 the Company's investment in FNMA Trust interest-only mortgage securities, after certain hedging costs, yielded 10.81 percent with related notional amounts aggregating $1.8 billion. These and certain other CMO investments were pledged to secure short-term borrowings as of March 31, 1997.

NOTE 6 -   DISCLOSURES REGARDING FAIR VALUES OF DEBT SECURITIES

Estimated fair values of debt securities have been determined using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair values.

The fair values of debt securities were estimated using quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements. Pledged CMO Collateral has been permanently financed through the issuance of CMOs. Gross unrealized gains and losses are based on projected net cash flows of the Pledged CMO Collateral after payment on the related CMOs determined using market discount rates and prepayment assumptions. The maturity of Pledged CMO Collateral is directly affected by the rate of principal payments by mortgagors and clean-up calls of the remaining CMOs outstanding.

The following table summarizes fair value disclosures for available-for-sale debt securities for the periods indicated (in thousands):

                                                GROSS       GROSS
                                              UNREALIZED  UNREALIZED     FAIR
                                     COST       GAINS       LOSSES      VALUE
                                  ----------  ----------  ----------  ----------
MARCH 31, 1997
--------------
Mortgage investments:
 Agency Securities:
  Fixed-rate                      $  489,429     $     -     $33,917  $  455,512
  Adjustable-rate                  3,929,624      17,660       2,179   3,945,105
 Mortgage Pass-Throughs:
  Fixed-rate                           3,913          39           -       3,952
  Medium-term                        262,284         259       1,355     261,188
  Adjustable-rate                    121,468       2,520           -     123,988
CMO collateral and investments       698,495      24,994         387     723,102
                                  ----------     -------     -------  ----------
                                  $5,505,213     $45,472     $37,838  $5,512,847
                                  ==========     =======     =======  ==========

DECEMBER 31, 1996
-----------------
Mortgage investments:
 Agency Securities:
  Fixed-rate                      $  490,893     $     -     $23,006  $  467,887
  Adjustable-rate                  3,858,339      20,977         489   3,878,827
 Mortgage Pass-Throughs:
  Fixed-rate                           4,144          44           -       4,188
  Medium-term                        278,473         283         569     278,187
  Adjustable-rate                    128,110       2,691           -     130,801
CMO collateral and investments       653,748       2,119       7,651     648,216
                                  ----------     -------     -------  ----------
                                  $5,413,707     $26,114     $31,715  $5,408,106
                                  ==========     =======     =======  ==========

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to clean-up calls and held as Mortgage Pass-Throughs. The following table summarizes fair value disclosures for debt securities held-to-maturity for the periods indicated (in thousands):

                                        GROSS       GROSS
                                      UNREALIZED  UNREALIZED     FAIR
                             COST       GAINS       LOSSES      VALUE
                          ----------  ----------  ----------  ----------

MARCH 31, 1997
--------------
Pledged CMO Collateral    $3,748,028      $3,238     $54,097  $3,697,169

DECEMBER 31, 1996
-----------------
Pledged CMO Collateral     3,853,430       3,150      54,889   3,801,691
Mortgage Pass-Throughs        80,527       2,314          94      82,747

Sales of released CMO collateral occasionally occur provided the collateral has paid down to within 15 percent of its original issuance amounts. The following table summarizes disclosures related to the disposition of debt securities held available-for-sale and held-to-maturity (in thousands):

                                          QUARTER ENDED MARCH 31
                                          ----------------------
                                             1997        1996
                                          ----------  ----------

Sale of securities held
 available-for-sale:
 Cost basis                                 $101,418    $150,434
 Gains                                           877       4,036

Redemption of callable agency notes and
 sale of Released CMO Collateral
  held-to-maturity:
 Cost basis                                   73,324      48,977
 Gains                                         2,986           -



NOTE 7 - NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):


                                           QUARTER ENDED MARCH 31
                                   --------------------------------------
                                          1997                1996
                                   ------------------  ------------------
                                    AMOUNT   AVERAGE    AMOUNT   AVERAGE
                                   --------  --------  --------  --------

Interest income:
 Mortgage investments              $ 77,904     6.37%  $ 76,682     6.32%
 CMO collateral and investments      87,377     7.83     89,702     7.62
                                   --------            --------
  Total interest income             165,281             166,384
                                   --------            --------

Interest expense:
 Short-term borrowings               71,090     5.43     65,545     5.51
 CMOs                                70,499     7.51     83,177     7.53
                                   --------            --------
  Total interest expense            141,589             148,722
                                   --------            --------
Net interest                       $ 23,692            $ 17,662
                                   ========            ========

The following table summarizes changes in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter ended March 31, 1997 compared to the same period in 1996 (in thousands):

                                    RATE*     VOLUME*     TOTAL
                                   --------  ---------  ---------

Interest income:
 Mortgage investments              $   579   $    643   $  1,222
 CMO collateral and investments      2,441     (4,766)    (2,325)
                                   -------   --------   --------
  Total interest income              3,020     (4,123)    (1,103)
                                   -------   --------   --------

Interest expense:
 Short-term borrowings                (869)     6,414      5,545
 CMOs                                 (209)   (12,469)   (12,678)
                                   -------   --------   --------
  Total interest expense            (1,078)    (6,055)    (7,133)
                                   -------   --------   --------
Net interest                       $ 4,098   $  1,932   $  6,030
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

The Company commenced mortgage servicing operations in 1993 and through steady growth has become one of the 20 largest mortgage servicers in the country with a total mortgage servicing portfolio of $44.0 billion (including primary servicing and subservicing). The primary mortgage servicing portfolio (which excludes pending transfers and subservicing) increased a net $3.3 billion during the quarter ended March 31, 1997 to $38.8 billion with a weighted average interest rate of 7.42 percent and earning an average annual service fee, excluding ancillary revenue and earnings on escrows, (the "Average Service Fee"), of 30.3 basis points. The March 31, 1997 balance of mortgage servicing rights related to this portfolio was $630 million (162 basis points, or a 5.36 multiple of the Average Service Fee). An additional $1.9 billion of mortgage servicing acquired during the current quarter is pending transfer into the portfolio and is being subserviced by the sellers. These pending acquisitions have a weighted average interest rate of 7.69 percent earning an Average Service Fee of 30.5 basis points. At an average cost of 170 basis points, these acquisitions are being acquired at a 5.57 multiple.

Primary mortgage servicing portfolio run-off, consisting of prepayments and scheduled payments on mortgage loans serviced, was 9.70 percent during the quarter, down from 12.58 percent in the first quarter of 1996 and 10.87 percent in the fourth quarter of 1996. The decrease in prepayments experienced in the first quarter of 1997 was prompted by higher mortgage interest rates and seasonal factors. Derivative financial instruments, specifically interest rate floors, are held from time to time as partial hedges against prepayment risk (see "Effects of Interest Rate Changes"). Outstanding hedge positions, with a $8.4 billion notional amount, carried a $6.4 million unrealized loss at March 31, 1997.

During the second quarter of 1996, the Company entered into a subservicing arrangement with a large national mortgage conduit. As of March 31, 1997 the subservicing portfolio totaled $5.1 billion. An advantage of subservicing arrangements is that further growth and enhanced efficiencies can be achieved without the cost of acquiring additional mortgage servicing rights. This arrangement is viewed by the Company as a confirmation of the quality and cost effectiveness of the mortgage servicing operation and could lead to other such relationships in the future.

As of March 31, 1997, holdings of mortgage investments totaled $4.8 billion with adjustable-rate mortgage ("ARM") mortgage-backed securities representing nearly $4.1 billion of the total. During the current quarter the Company acquired $405 million of ARM securities issued by government-sponsored entities, either the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") or the Government National Mortgage Association ("GNMA") (collectively, "Agency Securities"). Sales of ARM Agency Securities and AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") totaled $175 million during the quarter.

Prior to 1995 the Company had been an active issuer of collateralized mortgage obligations ("CMOs") and other CMO securities backed by jumbo mortgage loans.
In lieu of issuing CMOs, the Company has increased its net CMO investments (defined as CMO collateral, net of related bonds, plus other CMO investments) by acquiring interest-only mortgage securities. During 1996 and the quarter ended March 31, 1997, the Company acquired $522 million and $52 million of interest-only mortgage securities, respectively. Most of these securities have been FNMA Trust interest-only mortgage securities, which represent the right to receive 100 percent of coupon interest stripped from pools of FNMA mortgage-backed securities. After considering these acquisitions, run-off and changes in market value (see below), net CMO investments increased $78 million during the quarter to $717 million. Derivative financial instruments, specifically interest rate floors, are held from time to time as partial hedges against prepayment risk on interest-only mortgage securities (see "Effects of Interest Rate Changes"). Outstanding hedge positions, with a $3.7 billion notional amount, carried a $6.0 million unrealized loss at March 31, 1997.

The following table summarizes the Company's utilization of capital as of March 31, 1997 (in thousands):
                                                                      CAPITAL
                                            ASSETS    BORROWINGS     EMPLOYED
                                          ----------  -----------    ---------
Agency Securities:
 Fixed-rate                               $  455,512  $   462,073    $ (6,561)
 Adjustable-rate                           3,945,105    3,803,895     141,210
Mortgage Pass-Throughs:
 Fixed-rate                                    3,952        3,744         208
 Medium-term                                 261,188      216,988      44,200
 Adjustable-rate                             123,988      113,341      10,647
CMO collateral and investments             4,471,131    4,388,067*     83,064
Mortgage servicing rights                    662,472      283,253**   379,219
                                          ----------  -----------    --------
                                          $9,923,348  $ 9,271,361     651,987
                                          ==========  ===========
Other assets, net of other liabilities                                127,022
                                                                     --------
Total stockholders' equity                                           $779,009
                                                                     ========

*  INCLUDES APPROXIMATELY $634 MILLION OF RELATED SHORT-TERM BORROWINGS.

** REPRESENTS AMOUNTS OWED UNDER CONTRACTS FOR BULK PURCHASES OF MORTGAGE
   SERVICING RIGHTS AND $251 MILLION DRAWN ON A $450 MILLION LINE OF CREDIT SECURED BY EXISTING MORTGAGE SERVICING RIGHTS.


Securities held available-for-sale were carried at a net unrealized gain of $7.6 million at March 31, 1997, a $13.2 million improvement in value from December 31, 1996. Higher prevailing interest rates resulted in a $30.1 million improvement in value of CMO investments carried available-for-sale, which was partially offset by a $16.9 million decline in value of mortgage investments. The Company has the ability to hold mortgage assets for the foreseeable future and, therefore does not expect to realize losses on security sales.

RESULTS OF OPERATIONS

Comparative net operating results (interest income or fee revenues, net of related interest expense or direct operating costs), by source, were as follows (in thousands, except percentages and per share amounts):

                                            QUARTER ENDED
                                               MARCH 31
                                          ------------------
                                            1997      1996
                                          --------  --------
Agency securities                         $10,644   $ 7,171
Mortgage pass-through securities            1,946     3,186
CMO investments                             9,676     5,021
Mortgage servicing                         14,042     9,955
CMO administration                            820       833
Gain on sales and other                     2,600     3,921
                                          -------   -------
 Contribution to income                    39,728    30,087
Other operating expenses                    2,340     3,259
                                          -------   -------
Net income                                $37,388   $26,828
                                          =======   =======
Net income per share:
 Primary                                  $  0.64   $  0.47
 Fully diluted                               0.58      0.45
Return on average stockholders' equity      19.76%    16.12%

Operating results for the quarter ended March 31, 1997 improved substantially over those achieved in the first quarter of 1996. Improved net interest margins on mortgage investments, a larger portfolio of CMO investments, together with improved mortgage servicing results, contributed to significantly higher net income compared to the same period in 1996. Record quarterly net income of $37.4 million represents an increase of over 39 percent over the first quarter of 1996, while primary net income per common share increased over 36 percent. Return on average stockholders' equity increased nearly 23 percent over the return achieved in the first quarter of 1996.

Agency Securities contributed significantly more to income in the first quarter of 1997 than in the same period in 1996 due primarily to a 16 basis point increase in net interest margins and a $503 million increase in average holdings of these securities. Spreads improved primarily due to improvements in pass-through rates resulting from the periodic resetting of coupon interest rates on underlying ARM loans (see "Effects of Interest Rate Changes"). Agency Security yields averaged 6.29 percent during the quarter compared to 6.16 percent during the same period of 1996, while borrowing rates were 5.44 percent compared to
5.47 percent in the first quarter of 1996.

Mortgage Pass-Throughs contributed less to income during the current quarter than in the same period in 1996 despite a 24 basis point increase in net interest margins because of a $436 million reduction in the average outstanding portfolio. As a result of asset sales and run-off, the average outstanding portfolio was $473 million during the current quarter compared to nearly $909 million in the same period of 1996. Average yields for this portfolio (calculated including mortgage insurance costs) were higher at 7.11 percent during the current quarter compared to 7.03 percent in the same period in 1996 while average borrowing rates were lower at 5.60 percent compared to 5.76 percent. Yields were impacted by sales of ARM Mortgage Pass-Throughs and the periodic resetting of coupon interest rates on underlying ARM and medium-term loans (see "Effects of Interest Rate Changes"). Lower borrowing rates reflect lower prevailing short-term interest rates.

Net CMO investments contributed significantly more to income during the current quarter than in the same period in 1996 due primarily to substantial investments made during the past 12 months in interest-only mortgage securities (see above, "Financial Condition").

Higher mortgage servicing results reflect continued growth in this operation (see above "Financial Condition"). Revenues increased to $38.7 million during the current quarter, compared to $28.0 million in the same period in 1996. Servicing expenses also increased, but not to the same extent as revenues, which reflects efficiencies gained in the servicing process primarily due to improved economies of scale. Amortization of mortgage servicing rights of $14.0 million during the current quarter was higher than the $10.1 million recorded in the same period in 1996 due primarily to portfolio growth. Greater use of external borrowings secured by the mortgage servicing portfolio to finance growth contributed to higher borrowing costs in 1997 compared to 1996.

Operating expenses during the current quarter were lower than in same period in 1996 primarily because of lower compensation-related accruals due in part to the closure of the telephone origination unit during the second quarter of 1996. This decision, along with the closure of the mortgage conduit unit in 1995, eliminated the requirement for a loan loss provision.

During the quarter the Company sold $175 million of mortgage assets consisting of Agency Securities and Mortgage Pass-Throughs for gains totaling $3.9 million which were partially offset by $1.4 million in losses on derivative financial instruments held for trading purposes. This compares to sales of mortgage assets totaling $150 million in the same period in 1996. Losses during the current quarter on derivative financial instruments held for trading purposes reflect increases in interest rates since December 31, 1996. These instruments (primarily interest-rate floors) tend to decrease in value under these conditions (see "Effects of Interest Rate Changes").

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include monthly principal and interest payments on mortgage investments, short-term borrowings, excess cash flows on CMO investments, servicing fees and other revenue from mortgage servicing, proceeds from sales of mortgage assets and equity offerings (see below). The Company currently believes that these funds are sufficient for growth of the mortgage servicing portfolio, the acquisition of mortgage assets, repayments on short-term borrowings, the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT") and common stock repurchases, if any, as described below. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

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

At March 31, 1997 the mortgage servicing operation had available $199 million of a $450 million revolving line of credit agreement with an investment banking firm that matures September 30, 1998. The line is to be used primarily to finance acquisitions of mortgage servicing rights on a collateralized basis.
The agreement requires, among other things, that the mortgage servicing operation maintain certain financial ratios and specified levels of unencumbered servicing rights. The mortgage servicing operation is in compliance with all requirements. Interest rates on borrowings under this facility are based on LIBOR.

During the quarter ended March 31, 1997, the Company raised $35.8 million through its dividend reinvestment and stock purchase plans, stock option exercises and open market sales. The Company anticipates continuing to raise equity through these channels as market conditions allow. In 1996 the board of directors approved the repurchase of up to 1 million shares of common stock to fund employee stock option and stock grant programs. As of March 31, 1997 no such share repurchases had occurred.

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

Another effect of changes in interest rates is that as interest rates decrease, the rate of prepayment of mortgage loans underlying mortgage investments generally increases. To the extent the proceeds of prepayments on mortgage investments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such investments, earnings may be adversely affected. Because prolonged periods of high prepayments can significantly reduce the expected life of mortgage investments, the actual yields realized can be lower due to faster amortization of purchase premiums. In addition, the rates of interest earned on ARM investments generally will decline during periods of falling interest rates as the underlying ARM loans reset at lower rates. The Company may, from time to time, sell mortgage assets. This may increase income volatility because of the recognition of transactional gains or losses. Such sales may become attractive as values of mortgage assets fluctuate with changes in interest rates.

Changes in interest rates also impact earnings recognized from net CMO investments, which consist primarily of fixed-rate CMO residuals and interest-only mortgage securities. The amount of income that may be generated from the typical CMO residual is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below interest rates on the collateral, principal prepayments will increase, reducing or eliminating the overall return on the investment in the CMO residual. This is due primarily to the acceleration of the amortization of bond discounts, a noncash item, as bond classes are repaid more rapidly than originally anticipated. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, improving the overall return on an investment in a fixed-rate CMO residual because of an increase in time over which the Company receives the net interest spread.

Interest-only mortgage securities behave similarly to CMO residuals. In a falling interest rate environment, prepayments on the underlying mortgage loans generally will be higher thereby reducing or even eliminating overall returns on these securities. Sustained periods of high prepayments can result in losses. Conversely, in periods of rising interest rates, interest-only mortgage securities tend to perform favorably because underlying mortgage loans will generally prepay at slower rates thereby increasing overall returns.

The above discussion regarding how changes in interest rates impact mortgage assets also applies to the Company's investment in mortgage servicing rights. When interest rates rise, periodic amortization of amounts paid for mortgage servicing rights is less since the average lives of the related mortgage loans tend to be longer and earnings from large, temporarily held cash balances will be greater. Additionally, mortgage servicing rights become more valuable under these conditions. Conversely, lower interest rates will spur prepayments thus reducing the time the Company can service the related loans. Sustained periods of high prepayments can result in losses on the Company's investment in mortgage servicing rights, because this investment is evaluated for impairment on a disaggregated basis and impairment charges are necessary if the amount for an individual servicing stratum exceeds its fair value.

The Company's business plan is to build a mortgage banking operation with investments in mortgage securities and mortgage servicing with the goal of producing reasonably balanced operating results in a variety of interest rate environments. The Company supplements its business plan from time to time with derivative financial instruments, primarily interest rate floors, which may be used to hedge certain assets, such as mortgage servicing rights or interest-only mortgage securities or may be held for trading purposes. Interest rate floors decrease in value when interest rates rise and increase in value when rates decline. In instances where floors are designated as hedges, any changes in value will adjust the basis of the assets hedged. In instances where floors are held for trading purposes, changes in value will be recorded in income as they occur, which could increase income volatility.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes simplified standards for computing and presenting earnings per share ("EPS"). Under SFAS 128 the presentation of primary EPS will be replaced with a presentation of basic EPS. Basic EPS is computed excluding dilution caused by common stock equivalents such as stock options and, therefore, will tend to be slightly higher than primary EPS. The presentation of fully diluted EPS is replaced with a presentation of diluted EPS. Diluted EPS is computed in a similar fashion to how fully diluted EPS is computed. The Company will adopt this pronouncement to report results of operations for the fourth quarter of 1997 and for the year ended December 31, 1997. Previously reported EPS will be restated at that time to conform to SFAS 128. This adoption is not expected to have a material impact on EPS as currently presented by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The annual meeting of stockholders was held April 18, 1997.

(b) The following directors were elected to Board of Directors (constituting the entire Board of Directors):

        Bevis Longstreth    Harriet E. Miers
        Paul M. Low         William R. Smith
        Ronn K. Lytle       John C. Tolleson


(c)  The following items were voted on at the annual meeting:


                                                       VOTES
                                    ---------------------------------------------
                                                            WITHHELD/    BROKER
                                       FOR       AGAINST   ABSTENTIONS  NON-VOTES
                                    ----------  ---------  -----------  ---------

Election of Board Members:
  Bevis Longstreth................  43,013,326          -      187,399          -
  Paul M. Low.....................  43,005,729          -      194,996          -
  Ronn K. Lytle...................  43,015,379          -      185,346          -
  Harriet E. Miers................  43,011,233          -      189,492          -
  William R. Smith................  43,019,024          -      181,701          -
  John C. Tolleson................  43,008,846          -      191,879          -

Other matters (no other matters)    38,953,352  3,344,238      899,656      2,201

                          PART II. - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    The following Exhibits are presented herewith:

    Exhibit 10.31 - Amendment No. 1 dated March 3, 1997 to the Employment Agreement dated August 1, 1992 between the Company and Ronn K. Lytle.

    Exhibit 10.32 - 1997 Flexible Long Term Incentive Plan

    Exhibit 11 - Computation of Earnings Per Share for the quarter ended March 31, 1997 and 1996.

    Exhibit 27 - Financial Data Schedule (electronic filing only).

(b) Reports on Form 8-K:

    Current Report on Form 8-K dated March 26, 1997 to file the following:

    Exhibit 1.6 - The Second Amendment dated as of March 4, 1997 to the Sales Agency Agreement dated as of December 6, 1995 between the Company and PaineWebber Incorporated (the "Sales Agency Agreement").

    Exhibit 1.7 - The First Amendment dated as of March 4, 1997 to the Sales Agency Agreement dated as of September 17, 1996 between the Company and PaineWebber Incorporated (the "Series B Preferred Stock 1996 Sales Agency Agreement").

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CAPSTEAD MORTGAGE CORPORATION



Date:  April 28, 1997                  By /s/ RONN K. LYTLE
                                          ------------------------------------
                                          Ronn K. Lytle
                                          Chairman and Chief Executive Officer



Date:  April 28, 1997                  By /s/ ANDREW F. JACOBS
                                          ------------------------------------
                                          Andrew F. Jacobs
                                          Senior Vice President - Control
                                           and Treasurer