Form 10-Q
period 1997-06-30
CAPSTEAD MORTGAGE CORP
filed 1997-08-11
CIK 766701

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
        EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
        EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               ------------    --------------
COMMISSION FILE NUMBER:  1-8996

                         CAPSTEAD MORTGAGE CORPORATION
            (Exact name of Registrant as specified in its Charter)

              MARYLAND                          75-2027937

         (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)       Identification No.)

      2711 NORTH HASKELL, DALLAS, TEXAS             75204
    (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code (214) 874-2323


The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) for Form 10-Q and is therefore filing this Form under the reduced disclosure format.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  [X]  NO
                                                         ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


Common Stock ($0.01 par value)               52,245,515 as of July 28, 1997


===========================================================================

                         CAPSTEAD MORTGAGE CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997



                                     INDEX



                        PART I. -- FINANCIAL INFORMATION

                                                                       PAGE
                                                                      ------
ITEM 1.  Financial Statements

 Consolidated Balance Sheet -- June 30, 1997 and December 31, 1996..     3

 Consolidated Statement of Income -- Quarter and Six Months Ended
  June 30, 1997 and 1996...........................................      4

 Consolidated Statement of Cash Flows -- Six Months Ended
  June 30, 1997 and 1996...........................................      5

 Notes to Consolidated Financial Statements........................      6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..............     12


                        PART II. -- OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K..........................      18


SIGNATURES........................................................      19

                       PART I. -- FINANCIAL INFORMATION
                         CAPSTEAD MORTGAGE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)



ITEM 1.  FINANCIAL STATEMENTS



                                          JUNE 30, 1997   DECEMBER 31, 1996
                                          -------------   -----------------
                                          (UNAUDITED)
ASSETS
 Mortgage investments                       $ 5,453,108         $ 4,840,417
 CMO collateral and investments               4,287,200           4,501,646
                                            -----------         -----------
                                              9,740,308           9,342,063

 Mortgage servicing rights                      662,489             637,979
 Prepaids, receivables and other                169,096             156,293
 Cash and cash equivalents                       11,884              21,003
                                            -----------         -----------

                                            $10,583,777         $10,157,338
                                            ===========         ===========

LIABILITIES
 Short-term borrowings                      $ 6,143,314         $ 5,462,856
 Collateralized mortgage obligations          3,531,285           3,861,892
 Accounts payable and accrued expenses           37,379              33,924
 Mortgage servicing rights
  acquisitions payable                           25,590              71,797
                                            -----------         -----------
                                              9,737,568           9,430,469
                                            -----------         -----------

STOCKHOLDERS' EQUITY
 Preferred stock - $0.10 par value;
  100,000 shares authorized:
   $1.60 Cumulative Preferred Stock,
     Series A, 432 and 470 shares
     issued and outstanding ($7,085
     aggregate liquidation preference)            6,043               6,567
   $1.26 Cumulative Convertible
     Preferred Stock, Series B, 20,585
     and 23,932 shares issued and
     outstanding ($234,257 aggregate
     liquidation preference)                    225,788             259,829
 Common stock - $0.01 par value; 100,000
  shares authorized; 51,056 and 44,743
  shares issued and outstanding                     510                 447
 Paid-in capital                                575,873             461,045
 Undistributed income                            10,318               4,582
 Unrealized gain (loss) on debt                  27,677              (5,601)
  securities                                -----------         -----------
                                                846,209             726,869
                                            -----------         -----------

                                            $10,583,777         $10,157,338
                                            ===========         ===========




See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                             QUARTER ENDED        SIX MONTHS ENDED
                                                JUNE 30               JUNE 30
                                          --------------------  --------------------
                                            1997       1996       1997       1996
                                          ---------  ---------  ---------  ---------
INTEREST INCOME:
 Mortgage investments                     $ 79,473   $ 77,787   $157,377   $154,469
 CMO collateral and investments             83,542     88,472    170,919    178,173
                                          --------   --------   --------   --------
  Total interest income                    163,015    166,259    328,296    332,642
                                          --------   --------   --------   --------
INTEREST AND RELATED EXPENSES:
 Short-term borrowings:
  Mortgage investments                      68,649     65,508    133,504    130,892
  CMO investments                            5,788      1,966     12,023      2,126
 Collateralized mortgage obligations        67,110     79,730    137,609    162,907
 Mortgage insurance and other                1,355      2,118      2,781      4,402
                                          --------   --------   --------   --------
  Total interest and related expenses      142,902    149,322    285,917    300,327
                                          --------   --------   --------   --------
   Net margin on mortgage assets            20,113     16,937     42,379     32,315
                                          --------   --------   --------   --------
MORTGAGE SERVICING REVENUES:
 Servicing fees                             30,726     23,739     60,859     46,314
 Other                                      10,813      6,806     19,419     12,202
                                          --------   --------   --------   --------
  Total mortgage servicing revenues         41,539     30,545     80,278     58,516
                                          --------   --------   --------   --------
MORTGAGE SERVICING EXPENSES:
 Direct servicing expenses                   4,281      3,799      8,296      6,956
 Indirect servicing expenses                 1,826      1,514      3,551      2,987
 Amortization of mortgage servicing         16,385     10,139     30,412     20,226
  rights
 Interest                                    5,482      3,929     10,412      7,228
                                          --------   --------   --------   --------
  Total mortgage servicing expenses         27,974     19,381     52,671     37,397
                                          --------   --------   --------   --------
   Net margin on mortgage servicing         13,565     11,164     27,607     21,119
                                          --------   --------   --------   --------
OTHER REVENUES:
 Gain on sales and other                     8,685      6,403     11,285     10,324
 CMO administration                            864        867      1,684      1,700
                                          --------   --------   --------   --------
  Total other revenues                       9,549      7,270     12,969     12,024
                                          --------   --------   --------   --------
OTHER OPERATING EXPENSES                     3,556      3,198      5,896      6,457
                                          --------   --------   --------   --------
NET INCOME                                $ 39,671   $ 32,173   $ 77,059   $ 59,001
                                          ========   ========   ========   ========

Net income                                $ 39,671   $ 32,173   $ 77,059   $ 59,001
Less cash dividends on preferred stock      (6,663)    (9,800)   (13,862)   (19,690)
                                          --------   --------   --------   --------

Net income available to common            $ 33,008   $ 22,373   $ 63,197   $ 39,311
 stockholders                             ========   ========   ========   ========
NET INCOME PER SHARE:
 Primary                                  $   0.66   $   0.60   $   1.30   $   1.07
 Fully diluted                                0.59       0.53       1.17       0.98
CASH DIVIDENDS PAID PER SHARE:
 Common                                   $  0.595   $  0.533   $  1.175   $  1.000
 Series A Preferred                          0.400      0.400      0.800      0.800
 Series B Preferred                          0.315      0.315      0.630      0.630


See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                               SIX MONTHS ENDED
                                                   JUNE 30
                                          --------------------------
                                              1997          1996
                                          ------------  ------------

OPERATING ACTIVITIES:
  Net income                              $    77,059   $    59,001
  Noncash items:
  Amortization of discount and
   premium                                     47,116        25,674
  Amortization of mortgage
   servicing rights                            30,412        20,226
  Depreciation and other amortization           1,904         1,564
  Net change in prepaids, receivables,
   other assets, accounts payable and
   accrued expenses                           (10,970)        6,612
  Net gain from investing activities          (10,976)      (10,375)
                                          -----------   -----------
  Net cash provided by operating
    activities                                134,545       102,702
                                          -----------   -----------

INVESTING ACTIVITIES:
  Purchases of mortgage investments        (1,415,694)   (1,086,927)
  Purchases of CMO investments               (170,942)     (307,005)
  Purchases of mortgage servicing
    rights                                    (49,542)     (114,038)
  Purchases of derivative financial
    instruments                               (21,582)      (33,972)
  Principal collections on mortgage
    investments                               553,507       581,182
  Proceeds from sales and redemptions
    of mortgage assets                        432,475       581,538
  Proceeds from sales of derivative
    financial instruments                         305             -
  CMO collateral:
  Principal collections                       219,936       305,406
  Decrease in accrued interest receivable       2,167         2,344
  Decrease (increase) in short-term
    investments                                (2,370)        3,949
                                          -----------   -----------
  Net cash used by investing activities      (451,740)      (67,523)
                                          -----------   -----------

FINANCING ACTIVITIES:
  Increase in short-term borrowings           680,458       332,509
  Decrease in mortgage servicing
   acquisitions payable                       (46,207)       (6,778)
  Collateralized mortgage obligations:
  Principal payments on securities           (335,199)     (317,936)
  Increase in accrued interest payable            630           324
  Capital stock transactions                   79,717        17,812
  Dividends paid                              (71,323)      (56,437)
                                          -----------   -----------
  Net cash provided (used) by financing
   activities                                 308,076       (30,506)
                                          -----------   -----------

Net change in cash and cash equivalents        (9,119)        4,673
Cash and cash equivalents at beginning
 of period                                     21,003        18,702
                                          -----------   -----------
Cash and cash equivalents at end of
 period                                   $    11,884   $    23,375
                                          ===========   ===========



See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)



NOTE 1 -- BUSINESS

Capstead Mortgage Corporation, a national mortgage banking firm, earns income from servicing mortgage loans, investing in mortgage-backed securities and other investment strategies. The Company's business plan is to build a mortgage banking operation with investments in mortgage servicing and mortgage securities with the goal of producing reasonably balanced operating results in a variety of interest rate environments.


NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


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

NOTE 3 -- MORTGAGE SERVICING


The following table provides information regarding the primary mortgage servicing portfolio (which excludes subservicing) and the related investment in mortgage servicing rights (dollars in thousands):


                                          UNPAID                 MORTGAGE
                                        PRINCIPAL     NUMBER    SERVICING
                                         BALANCE     OF LOANS     RIGHTS
                                       ------------  ---------  ----------

Loans serviced at December 31, 1996    $35,562,597    366,373    $559,857
 Additions                               5,581,772     56,557     103,065
 Run-off/amortization*                  (2,073,598)   (15,569)    (27,918)
 Results of hedging activity                     -          -       3,199
                                       -----------    -------    --------
Loans serviced at June 30, 1997         39,070,771    407,361     638,203
Purchases pending transfer               1,569,908     16,318      24,286
                                       -----------    -------    --------
Total portfolio at June 30, 1997       $40,640,679    423,679    $662,489
                                       ===========    =======    ========

* EXCLUDES AMORTIZATION OF HEDGE INSTRUMENTS AND PURCHASES PENDING TRANSFER.


In addition, as of June 30, 1997 the Company subserviced $6.8 billion of single-family mortgage loans under a subservicing arrangement with a large national mortgage conduit.


NOTE 4 -- MORTGAGE INVESTMENTS

Mortgage investments and the related average effective interest rates (calculated including mortgage insurance costs and excluding unrealized gains and losses) were as follows (dollars in thousands):


                                                  QUARTER      SIX MONTHS
                                                   ENDED         ENDED
                            AS OF JUNE 30         JUNE 30       JUNE 30
                        ----------------------  ------------  ------------
                           1997        1996     1997   1996   1997   1996
                        ----------  ----------  -----  -----  -----  -----
Agency securities:
 Fixed-rate             $  687,276  $  462,692  6.56%  6.37%  6.48%  6.37%
 Adjustable-rate         4,290,764   3,454,504  6.28   6.09   6.28   6.11
 Callable notes                  -           -     -      -      -   7.05
AAA-rated private
 mortgage pass-
 through securities:
  Fixed-rate                47,771       8,639  8.48   8.10   8.75   8.82
  Medium-term              239,366     302,474  6.61   6.64   6.65   6.65
  Adjustable-rate          187,931     229,824  7.15   7.17   7.15   7.15
                        ----------  ----------
                        $5,453,108  $4,458,133
                        ==========  ==========

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


At June 30, 1997 the AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") and Agency Securities were pledged to secure short-term borrowings.


NOTE 5 -- CMO COLLATERAL AND INVESTMENTS

CMO collateral consists of mortgage securities and related investments pledged to secure Company-issued collateralized mortgage obligations ("Pledged CMO Collateral"). CMO investments include investments in FNMA Trust interest-only mortgage securities and investments in other CMO securities such as other agency or private-issue interest-only and principal-only mortgage securities. The components of CMO collateral and investments are summarized as follows (in thousands):


                                     JUNE 30, 1997   DECEMBER 31, 1996
                                     --------------  ------------------

Pledged mortgage securities             $3,572,074          $3,908,623
Short-term investments                      13,425              11,055
Accrued interest receivable                 21,845              24,012
                                        ----------          ----------
  Total Pledged CMO Collateral           3,607,344           3,943,690
Unamortized discount                        (7,465)             (7,166)
                                        ----------          ----------
                                         3,599,879           3,936,524
FNMA Trust interest-only mortgage
     securities                            670,549             546,539
Other CMO investments                       16,772              18,583
                                        ----------          ----------
                                        $4,287,200          $4,501,646
                                        ==========          ==========

Pledged mortgage securities consist of fixed-rate, medium-term and adjustable-rate mortgage-backed securities. All principal and interest on pledged mortgage securities is remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on pledged mortgage securities and reinvestment income earned thereon are available for the payment of principal and interest on CMOs issued by the Company. The weighted average effective interest rate for total Pledged CMO Collateral was 7.31 percent and 7.34 percent during the quarter and six months ended June 30, 1997, respectively.

FNMA Trust interest-only mortgage securities are entitled to receive 100 percent of coupon interest stripped from pools of FNMA mortgage-backed securities. At June 30, 1997 the Company's investment in FNMA Trust interest-only mortgage securities, after certain hedging costs, yielded 10.52 percent with related notional amounts aggregating $2.0 billion. These and certain other CMO investments were pledged to secure short-term borrowings at June 30, 1997.


NOTE 6 --   DISCLOSURES REGARDING FAIR VALUES OF DEBT SECURITIES

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

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to clean-up calls and held as Mortgage Pass-Throughs. The following tables summarize fair value disclosures for available-for-sale and held-to-maturity debt securities for the periods indicated (in thousands):

                                             GROSS       GROSS
                                           UNREALIZED  UNREALIZED     FAIR
                                  COST       GAINS       LOSSES      VALUE
                               ----------  ----------  ----------  ----------
AVAILABLE-FOR-SALE:
------------------
 JUNE 30, 1997
  Mortgage investments:
   Agency Securities:
     Fixed-rate                $  704,768     $ 3,634     $21,126  $  687,276
     Adjustable-rate            4,256,057      35,033         326   4,290,764
   Mortgage Pass-Throughs:
     Fixed-rate                    11,044         282          19      11,307
     Medium-term                  238,779         587           -     239,366
     Adjustable-rate              183,848       4,083           -     187,931
     CMO investments              681,792       5,961         432     687,321
                               ----------     -------     -------  ----------
                               $6,076,288     $49,580     $21,903  $6,103,965
                               ==========     =======     =======  ==========
 DECEMBER 31, 1996
  Mortgage investments:
   Agency Securities:
     Fixed-rate                $  490,893     $     -     $23,006  $  467,887
     Adjustable-rate            3,858,339      20,977         489   3,878,827
   Mortgage Pass-Throughs:
     Fixed-rate                     4,144          44           -       4,188
     Medium-term                  278,473         283         569     278,187
     Adjustable-rate              128,110       2,691           -     130,801
   CMO collateral and
     investments                  653,748       2,119       7,651     648,216
                               ----------     -------     -------  ----------
                               $5,413,707     $26,114     $31,715  $5,408,106
                               ==========     =======     =======  ==========

HELD-TO-MATURITY:
-----------------
     JUNE 30, 1997
     Pledged CMO Collateral    $3,599,879     $ 3,218     $52,438  $3,550,659
     Mortgage Pass-Throughs        36,464       1,133           -      37,597
                               ----------     -------     -------  ----------
                               $3,636,343     $ 4,351     $52,438  $3,588,256
                               ==========     =======     =======  ==========
     DECEMBER 31, 1996
     Pledged CMO Collateral    $3,853,430     $ 3,150     $54,889  $3,801,691
     Mortgage Pass-Throughs        80,527       2,314          94      82,747
                               ----------     -------     -------  ----------
                               $3,933,957     $ 5,464     $54,983  $3,884,438
                               ==========     =======     =======  ==========

Sales of released CMO collateral occasionally occur provided the collateral has paid down to within 15 percent of its original issuance amounts. The following table summarizes disclosures related to the disposition of debt securities held available-for-sale and held-to-maturity (in thousands):


                                           QUARTER ENDED      SIX MONTHS ENDED
                                              JUNE 30             JUNE 30
                                         ------------------  ------------------
                                           1997      1996      1997      1996
                                         --------  --------  --------  --------

Sale of securities held
available-for-sale:
       Cost basis                        $245,662  $345,103  $347,079  $485,356
       Gains                                8,209     5,297     9,086     9,249

Redemption of callable agency
       notes and sale of Released CMO
       Collateral held-to-maturity:
       Cost basis                               -    14,655    73,324    63,632
       Gains                                    -     1,098     2,986     1,098

NOTE 7 -- NET INTEREST INCOME ANALYSIS


The following table summarizes interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                           QUARTER ENDED JUNE 30
                                   --------------------------------------
                                          1997                1996
                                   ------------------  ------------------
                                    AMOUNT   AVERAGE    AMOUNT   AVERAGE
                                   --------  --------  --------  --------
Interest income:
 Mortgage investments              $ 79,473     6.41%  $ 77,787     6.32%
 CMO collateral and investments      83,542     7.76     88,472     7.62
                                   --------            --------
  Total interest income             163,015             166,259
                                   --------            --------

Interest expense:
 Short-term borrowings               74,437     5.57     67,474     5.41
 CMOs                                67,110     7.50     79,730     7.49
                                   --------            --------
  Total interest expense            141,547             147,204
                                   --------            --------
Net interest                       $ 21,468            $ 19,055
                                   ========            ========

                                         SIX MONTHS ENDED JUNE 30
                                   -------------------------------------
                                         1997                1996
                                   -----------------   -----------------
                                    AMOUNT   AVERAGE    AMOUNT   AVERAGE
                                   --------  -------   --------  -------

Interest income:
 Mortgage investments              $157,377     6.41%  $154,469     6.36%
 CMO collateral and investments     170,919     7.80    178,173     7.60
                                   --------            --------
  Total interest income             328,296             332,642
                                   --------            --------

Interest expense:
 Short-term borrowings              145,527     5.50    133,018     5.46
 CMOs                               137,609     7.51    162,907     7.51
                                   --------            --------
  Total interest expense            283,136             295,925
                                   --------            --------
Net interest                       $ 45,160            $ 36,717
                                   ========            ========

The following table summarizes changes in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter and six months ended June 30, 1997 compared to the same periods in 1996 (in thousands):

                                     QUARTER ENDED JUNE 30, 1997
                                   --------------------------------
                                    RATE*     VOLUME*      TOTAL
                                   --------  ----------  ----------
Interest income:
 Mortgage investments                $1,076   $    610    $  1,686
 CMO collateral and investments       1,682     (6,612)     (4,930)
                                     ------   --------    --------
  Total interest income               2,758     (6,002)     (3,244)
                                     ------   --------    --------

Interest expense:
 Short-term borrowings                1,984      4,979       6,963
 CMOs                                    64    (12,684)    (12,620)
                                     ------   --------    --------
  Total interest expense              2,048     (7,705)     (5,657)
                                     ------   --------    --------
Net interest                         $  710   $  1,703    $  2,413
                                     ======   ========    ========


                                    SIX MONTHS ENDED JUNE 30, 1997
                                    ------------------------------
                                      RATE*   VOLUME*        TOTAL
                                    -------  ---------    --------

Interest income:
 Mortgage investments                $1,171   $  1,737    $  2,908
 CMO collateral and investments       4,668    (11,922)     (7,254)
                                     ------   --------    --------
  Total interest income               5,839    (10,185)     (4,346)
                                     ------   --------    --------

Interest expense:
 Short-term borrowings                1,049     11,460      12,509
 CMOs                                    22    (25,320)    (25,298)
                                     ------   --------    --------
  Total interest expense              1,071    (13,860)    (12,789)
                                     ------   --------    --------
Net interest                         $4,768   $  3,675    $  8,443
                                     ======   ========    ========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

The Company's business plan is to build a mortgage banking operation with investments in mortgage servicing and mortgage securities with the goal of producing reasonably balanced operating results in a variety of interest rate environments.

The Company commenced mortgage servicing operations in 1993 and through steady growth has become one of the 20 largest mortgage servicers in the country with a total mortgage servicing portfolio of $45.9 billion (including primary servicing and subservicing), an increase of $1.9 billion over the previous quarter. The primary mortgage servicing portfolio (which excludes pending transfers and subservicing) increased to $39.1 billion at June 30, 1997, with a weighted average interest rate of 7.43 percent and earning an average annual service fee, excluding ancillary revenue and earnings on escrows, (the "Average Service Fee"), of 30.3 basis points. The June 30, 1997 balance of mortgage servicing rights related to this portfolio was $638 million (163 basis points, or a 5.39 multiple of the Average Service Fee). An additional $1.6 billion of mortgage servicing acquired during the quarter is pending transfer into the portfolio and is being subserviced by the sellers. These pending acquisitions have a weighted average interest rate of 7.42 percent earning an Average Service Fee of 29.2 basis points. At an average cost of 155 basis points, these acquisitions are being acquired at a 5.30 multiple.

Primary mortgage servicing portfolio run-off, consisting of prepayments and scheduled payments on mortgage loans serviced, was 12.12 percent during the quarter, down from 13.17 percent in the second quarter of 1996 but up from 9.70 percent in the first quarter of 1997. The increase in prepayments experienced in the second quarter of 1997 was prompted by lower mortgage interest rates and seasonal factors. Derivative financial instruments, specifically interest rate floors, are held from time to time as partial hedges against prepayment risk (see "Effects of Interest Rate Changes"). Outstanding hedge positions, with a $8.7 billion notional amount, carried a $61,000 unrealized gain at June 30, 1997.

During the second quarter of 1996, the Company entered into a subservicing arrangement with a large national mortgage conduit. As of June 30, 1997 the subservicing portfolio totaled $6.8 billion. An advantage of subservicing arrangements is that further growth and enhanced efficiencies can be achieved without the cost of acquiring additional mortgage servicing rights. This arrangement is viewed by the Company as a confirmation of the quality and cost effectiveness of the mortgage servicing operation.

As of June 30, 1997, holdings of mortgage investments totaled $5.5 billion with adjustable-rate mortgage ("ARM") mortgage-backed securities representing nearly $4.5 billion of the total. During the quarter and six months ended June 30, 1997, the Company acquired $793 million and $1.2 billion of ARM securities issued by government-sponsored entities, either the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") or the Government National Mortgage Association ("GNMA") (collectively, "Agency Securities"). During the current quarter, the Company also acquired $217 million of fixed-rate Agency Securities. Sales of ARM Agency Securities and AAA-rated private mortgage pass-through securities

("Mortgage Pass-Throughs") totaled $201 million and $376 million during the quarter and six months ended June 30, 1997, respectively.

Prior to 1995 the Company had been an active issuer of collateralized mortgage obligations ("CMOs") and other CMO securities backed by jumbo mortgage loans.
In lieu of issuing CMOs, the Company has increased its net CMO investments (defined as CMO collateral, net of related bonds, plus other CMO investments) by acquiring interest-only mortgage securities. During 1996 and the six months ended June 30, 1997, the Company acquired $522 million and $171 million of interest-only mortgage securities, respectively. Most of these securities have been FNMA Trust interest-only mortgage securities, which represent the right to receive 100 percent of coupon interest stripped from pools of FNMA mortgage-backed securities. After considering these acquisitions, current quarter sales of $44 million of interest-only mortgage securities, run-off and changes in market value (see below), net CMO investments increased $38 million during the quarter to $756 million. Derivative financial instruments, specifically interest rate floors, are held from time to time as partial hedges against prepayment risk on interest-only mortgage securities (see "Effects of Interest Rate Changes"). Outstanding hedge positions, with a $4.8 billion notional amount, carried a $1.5 million unrealized gain at June 30, 1997.

The following table summarizes the Company's utilization of capital as of June 30, 1997 (in thousands):

                                                                    CAPITAL
                                            ASSETS     BORROWINGS   EMPLOYED
                                          -----------  -----------  --------
Agency Securities:
 Fixed-rate                               $   687,276  $   677,430  $  9,846
 Adjustable-rate                            4,290,764    4,201,054    89,710
Mortgage Pass-Throughs:
 Fixed-rate                                    47,771       46,483     1,288
 Medium-term                                  239,366      231,933     7,433
 Adjustable-rate                              187,931      182,537     5,394
CMO collateral and investments              4,287,200    4,235,163*   52,037
Mortgage servicing rights                     662,489      125,590** 536,899
                                          -----------  -----------  --------
                                          $10,402,797  $ 9,700,190   702,607
                                          ===========  ===========
Other assets, net of other liabilities                               143,602
                                                                    --------
Total stockholders' equity                                          $846,209
                                                                    ========

*  INCLUDES APPROXIMATELY $704 MILLION OF RELATED SHORT-TERM BORROWINGS.
** REPRESENTS AMOUNTS OWED UNDER CONTRACTS FOR BULK PURCHASES OF MORTGAGE
   SERVICING RIGHTS AND $100 MILLION DRAWN ON A $450 MILLION LINE OF CREDIT SECURED BY EXISTING MORTGAGE SERVICING RIGHTS.

During the quarter and six months ended June 30, 1997, the Company raised $44.0 million and $79.7 million, respectively, of new capital through its dividend reinvestment and stock purchase plans, stock option exercises and open market sales. The proceeds from these issuances were profitably employed to increase investments in mortgage assets and mortgage servicing. Assuming favorable market conditions continue, the Company anticipates raising modestly more capital in each of the third and fourth quarters. Because the Company distributes virtually all of its net income in dividends, it is important that the Company access the capital markets at favorable prices to continue its growth. The more capital raised at favorable prices, the greater the benefit to future income and dividends.

During the quarter and six months ended June 30, 1997, 1,723,558 and 3,795,924 shares of Series B Preferred Stock, respectively, were converted into 1,248,789 and 2,750,325 shares of common stock, respectively. Had these shares been converted as of the beginning of the quarter and six months, primary earnings per share would have been marginally lower at $0.65 and $1.27 per share, respectively. Fully diluted earnings would not have been impacted as such shares are already deemed converted in that calculation. It is anticipated that holders of the Series B Preferred Stock will continue to convert their shares into common shares as long as it is advantageous to do so from a dividend yield perspective.

Securities held available-for-sale were carried at a net unrealized gain of $27.7 million at June 30, 1997, a $33.3 million improvement in value from December 31, 1996. Higher prevailing interest rates, particularly in March and April 1997, afforded the Company the opportunity to acquire mortgage investments at favorable pricing relative to their value at quarter-end, contributing to a $22.2 million improvement in value of mortgage investments carried available-for-sale. Similarly, acquisitions of interest-only securities late in the quarter when interest rates had declined to near the levels prevailing at December 31, 1996, contributed to a $11.1 million increase in value of CMO investments. The Company has the ability to hold mortgage assets for the foreseeable future and, therefore does not expect to realize losses on security sales.

RESULTS OF OPERATIONS
---------------------

Comparative net operating results (interest income or fee revenues, net of related interest expense and, in the case of mortgage servicing and CMO administration, related operating expenses), were as follows (in thousands, except percentages and per share amounts):


                                     QUARTER ENDED      SIX MONTHS ENDED
                                        JUNE 30             JUNE 30
                                   ------------------  ------------------
                                     1997      1996      1997      1996
                                   --------  --------  --------  --------

Agency Securities                  $ 8,928   $ 8,735   $19,572   $15,906
Mortgage Pass-Throughs               1,402     2,743     3,348     5,929
CMO investments                      9,783     5,459    19,459    10,480
Mortgage servicing                  13,565    11,164    27,607    21,119
CMO administration                     864       867     1,684     1,700
Gain on sales and other              8,685     6,403    11,285    10,324
                                   -------   -------   -------   -------
       Contribution to income       43,227    35,371    82,955    65,458
Other operating expenses            (3,556)   (3,198)   (5,896)   (6,457)
                                   -------   -------   -------   -------
Net income                         $39,671   $32,173   $77,059   $59,001
                                   =======   =======   =======   =======
Net income per share:
     Primary                       $  0.66   $  0.60   $  1.30   $  1.07
     Fully diluted                    0.59      0.53      1.17      0.98
Return on average stockholders'
     equity                          19.79%    19.01%    19.75%    17.57%

Operating results for the quarter and six months ended June 30, 1997, improved substantially over those achieved in the same periods in 1996. Increased investments in interest-only mortgage securities, together with improved mortgage servicing results, contributed to higher net income compared to the same periods in 1996. Record quarterly net income of $39.7 million represents an increase of over 23 percent over the second quarter of 1996, while primary net income per common share increased 10 percent.

Agency Securities contributed slightly more to income during the second quarter of 1997 than in the same period in 1996. The benefit to earnings of a $367 million increase in average holdings of these securities was offset by higher borrowing costs due to higher prevailing short-term interest rates and higher average borrowings outstanding. Net interest margins declined 1 basis point to 73 basis points. Agency Security yields averaged 6.32 percent and 6.31 percent during the quarter and six months ended June 30, 1997, respectively, compared to 6.13 percent and 6.14 percent during the same periods in 1996, while borrowing rates were 5.59 percent and 5.52 percent, respectively, compared to
5.39 percent and 5.43 percent during the same periods in 1996.

Mortgage Pass-Throughs contributed less to income during the current quarter than in the same period in 1996 due primarily to a 19 basis point decrease in net interest margins and a 42% reduction in the average outstanding portfolio. As a result of asset sales and run-off, the average outstanding portfolio was $458 million and $466 million during the quarter and six months ended June 30, 1997, respectively, compared to $785 million and $847 million for the same periods in 1996. Average yields for this portfolio (calculated including mortgage insurance costs) were 6.90 percent and 7.00 percent during the quarter and six months ended June 30, 1997, respectively, compared to 6.95 percent and
6.99 percent during the same periods in 1996, while average borrowing rates were higher at 5.81 percent and 5.69 percent, respectively, compared to 5.67 percent and 5.71 percent during the same periods in 1996. Higher borrowing rates reflect higher prevailing short-term interest rates (see "Effects of Interest Rate Changes").

Net CMO investments contributed significantly more to income during the current quarter than in the same period in 1996 due primarily to substantial investments made during the past 18 months in interest-only mortgage securities (see above, "Financial Condition").

Higher mortgage servicing results reflect continued growth in this operation (see above "Financial Condition"). Revenues increased to $41.5 million and $80.3 million during the quarter and six months ended June 30, 1997, respectively, compared to $30.5 million and $58.5 million during the same periods in 1996. Servicing expenses also increased, but not to the same extent as revenues, which reflects efficiencies gained in the servicing process primarily due to improved economies of scale. Amortization of mortgage servicing rights of $16.4 million and $30.4 million during the quarter and six months ended June 30, 1997, respectively, was higher than the $10.1 million and $20.2 million recorded during the same periods in 1996 due primarily to portfolio growth. Greater use of external borrowings secured by the mortgage servicing portfolio to finance growth contributed to higher borrowing costs in 1997 compared to 1996.

Operating expenses during the current quarter were higher than in same period in 1996 and the first quarter of 1997 primarily because of higher compensation-related accruals.

During the quarter and six months ended June 30, 1997, the Company sold $246 million and $420 million, respectively, of mortgage assets consisting of Agency Securities, Mortgage Pass-Throughs and interest-only mortgage securities for gains totaling $8.2 million and $12.1 million, respectively. This compares to sales of mortgage assets totaling $372 million and $522 million during the same periods in 1996. Derivative financial instruments held for trading purposes contributed $0.3 million to earnings during the current quarter after having lost $1.4 million in value during the first quarter of 1997. Interest rates increased from December 31, 1996 to March 31, 1997 and then declined somewhat during the current quarter. These instruments (primarily interest-rate floors) tend to decrease in value in a rising interest-rate environment and increase in value when interest rates fall (see "Effects of Interest Rate Changes").

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


The Company's primary sources of funds include monthly principal and interest payments on mortgage investments, short-term borrowings, excess cash flows on CMO investments, servicing fees and other revenue from mortgage servicing, proceeds from sales of mortgage assets and equity offerings (see above "Financial Condition"). The Company currently believes that these funds are sufficient for growth of the mortgage servicing portfolio, the acquisition of mortgage assets, repayments on short-term borrowings, the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT") and common stock repurchases, if any, as described below. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

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

At June 30, 1997 the mortgage servicing operation had available $350 million of a $450 million revolving line of credit agreement with an investment banking firm that matures September 30, 1998. The line is to be used primarily to finance acquisitions of mortgage servicing rights on a collateralized basis.
The agreement requires, among other things, that the mortgage servicing operation maintain certain financial ratios and specified levels of unencumbered servicing rights. The mortgage servicing operation is in compliance with all requirements. Interest rates on borrowings under this facility are based on LIBOR.

In 1996 the board of directors approved the repurchase of up to 1 million shares of common stock to fund employee stock option and stock grant programs. As of June 30, 1997 no such share repurchases had occurred.


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

The above discussion regarding how changes in interest rates impact mortgage assets also applies to the Company's investment in mortgage servicing rights. When interest rates rise, periodic amortization of amounts paid for mortgage servicing rights is less since the average lives of the related mortgage loans tend to be longer and earnings from large, temporarily held cash balances will be greater. Additionally, mortgage servicing rights become more valuable under these conditions. Conversely, lower interest rates will spur prepayments thus reducing the time the Company can service the related loans. Sustained periods of high prepayments can result in losses on the Company's investment in mortgage servicing rights, particularly since this investment is evaluated for impairment on a disaggregated basis and impairment charges are necessary if the amount for an individual servicing stratum exceeds its fair value.

The Company's business plan is to build a mortgage banking operation with investments in mortgage servicing and mortgage securities with the goal of producing reasonably balanced operating results in a variety of interest rate environments. The Company supplements its business plan from time to time with derivative financial instruments, primarily interest rate floors, which may be used to hedge certain assets, such as mortgage servicing rights or interest-only mortgage securities or may be held for trading purposes. Interest rate floors decrease in value when interest rates rise and increase in value when rates decline. In instances where floors are designated as hedges, any changes in value will adjust the basis of the assets hedged. In instances where floors are held for trading purposes, changes in value will be recorded in income as they occur, which could increase income volatility.

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

                          PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


(a) Exhibits:  The following Exhibits are presented herewith:
    --------

     Exhibit 11 - Computation of Earnings Per Share for the Quarter and Six Months Ended June 30, 1997 and 1996.
     Exhibit 27 - Financial Data Schedule (electronic filing only).


(b) Reports on Form 8-K:  None.
    -------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CAPSTEAD MORTGAGE CORPORATION



Date:  July 28, 1997                   By:/s/ RONN K. LYTLE
                                          ------------------------------------
                                           Ronn K. Lytle
                                           Chairman and Chief Executive Officer



Date:  July 28, 1997                   By:/s/ ANDREW F. JACOBS
                                          ------------------------------------
                                           Andrew F. Jacobs
                                           Senior Vice President - Control
                                             and Treasurer