Form 10-Q
period 1997-09-30
CAPSTEAD MORTGAGE CORP
filed 1997-11-05
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  [X]  NO  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


Common Stock ($0.01 par value)                56,145,0002 as of October 31, 1997

================================================================================

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX



                        PART I.--FINANCIAL INFORMATION

                                                                     PAGE
                                                                     ----
ITEM 1. Financial Statements

 Consolidated Balance Sheet--September 30, 1997 (unaudited) and
  December 31, 1996................................................     3

 Consolidated Statement of Income--Quarter and Nine Months Ended
  September 30, 1997 and 1996 (unaudited)..........................     4

 Consolidated Statement of Cash Flows--Nine Months Ended
  September 30, 1997 and 1996 (unaudited)..........................     5

 Notes to Consolidated Financial Statements (unaudited)............     6

ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations............    12


                          PART II.--OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K...........................    19

SIGNATURES.........................................................    20

                        PART I.--FINANCIAL INFORMATION
                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 1.  FINANCIAL STATEMENTS


                                                 SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                                 -------------------  ------------------
                                                     (UNAUDITED)
ASSETS
 Mortgage investments                                   $ 6,145,850         $ 4,840,417
 CMO collateral and investments                           4,552,432           4,501,646
                                                        -----------         -----------
                                                         10,698,282           9,342,063

 Mortgage servicing rights                                  669,797             637,979
 Prepaids, receivables and other                            226,029             156,293
 Cash and cash equivalents                                   13,895              21,003
                                                        -----------         -----------

                                                        $11,608,003         $10,157,338
                                                        ===========         ===========

LIABILITIES
 Short-term borrowings                                  $ 6,947,817         $ 5,462,856
 Collateralized mortgage obligations                      3,682,328           3,861,892
 Accounts payable and accrued expenses                       67,459              33,924
 Mortgage servicing rights
  acquisitions payable                                       31,581              71,797
                                                        -----------         -----------
                                                         10,729,185           9,430,469
                                                        -----------         -----------

STOCKHOLDERS' EQUITY
 Preferred stock - $0.10 par value;
  100,000 shares authorized:
   $1.60 Cumulative Preferred Stock,
     Series A, 415 and 470 shares
     issued and outstanding ($6,806
     aggregate liquidation preference)                        5,803               6,567
   $1.26 Cumulative Convertible
     Preferred Stock, Series B, 18,660
     and 23,932 shares issued and
     outstanding ($212,351 aggregate
     liquidation preference)                                206,031             259,829
 Common stock - $0.01 par value; 100,000
  shares authorized; 54,786 and 44,743
  shares issued and outstanding                                 548                 447
 Paid-in capital                                            654,171             461,045
 Undistributed income                                        12,999               4,582
 Unrealized loss on debt securities                            (734)             (5,601)
                                                        -----------         -----------
                                                            878,818             726,869
                                                        -----------         -----------
                                                        $11,608,003         $10,157,338
                                                        ===========         ===========



See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             QUARTER ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30                  SEPTEMBER 30
                                                      ---------------------------  -----------------------------
                                                          1997           1996           1997           1996
                                                      -------------  ------------  --------------  -------------
INTEREST INCOME:
 Mortgage investments                                     $ 90,762      $ 73,032        $248,139       $227,502
 CMO collateral and investments                             85,153        92,072         256,072        270,245
                                                          --------      --------        --------       --------
   Total interest income                                   175,915       165,104         504,211        497,747
                                                          --------      --------        --------       --------

INTEREST AND RELATED EXPENSES:
 Short-term borrowings:
  Mortgage investments                                      80,688        61,208         214,192        192,100
  CMO investments                                            7,336         4,849          19,358          6,975
 Collateralized mortgage obligations                        65,617        77,619         203,227        240,526
 Mortgage insurance and other                                1,224         1,791           4,005          6,190
                                                          --------      --------        --------       --------
   Total interest and related expenses                     154,865       145,467         440,782        445,791
                                                          --------      --------        --------       --------
     Net margin on mortgage assets                          21,050        19,637          63,429         51,956
                                                          --------      --------        --------       --------

MORTGAGE SERVICING REVENUES:
 Servicing fees                                             31,307        25,774          92,166         72,089
 Other                                                      13,263         8,062          32,682         20,264
                                                          --------      --------        --------       --------
   Total mortgage servicing revenues                        44,570        33,836         124,848         92,353
                                                          --------      --------        --------       --------

MORTGAGE SERVICING EXPENSES:
 Direct servicing expenses                                   4,498         3,013          12,794          9,969
 Indirect servicing expenses                                 2,089         2,109           5,640          5,097
 Amortization of mortgage servicing rights                  15,738        11,172          46,150         31,398
 Interest                                                    5,992         4,232          16,404         11,460
                                                          --------      --------        --------       --------
   Total mortgage servicing expenses                        28,317        20,526          80,988         57,924
                                                          --------      --------        --------       --------
     Net margin on mortgage servicing                       16,253        13,310          43,860         34,429
                                                          --------      --------        --------       --------

OTHER REVENUES:
 Gain on sales and other                                     5,845         1,875          17,130         12,196
 CMO administration                                            775           859           2,459          2,559
                                                          --------      --------        --------       --------
   Total other revenues                                      6,620         2,734          19,589         14,755
                                                          --------      --------        --------       --------

OTHER OPERATING EXPENSES                                     2,056         3,253           7,952          9,711
                                                          --------      --------        --------       --------

NET INCOME                                                $ 41,867      $ 32,428        $118,926       $ 91,429
                                                          ========      ========        ========       ========

Net income                                                $ 41,867      $ 32,428        $118,926       $ 91,429
Less cash dividends on preferred stock                      (6,073)       (8,838)        (19,934)       (28,525)
                                                          --------      --------        --------       --------

Net income available to common stockholders               $ 35,794      $ 23,590        $ 98,992       $ 62,904
                                                          ========      ========        ========       ========

NET INCOME PER SHARE:
 Primary                                                  $   0.66      $   0.60        $   1.96       $   1.67
 Fully diluted                                                0.61          0.53            1.78           1.50

CASH DIVIDENDS PAID PER SHARE:
 Common                                                   $  0.610      $  0.550        $  1.785       $  1.550
 Series A Preferred                                          0.400         0.400           1.200          1.200
 Series B Preferred                                          0.315         0.315           0.945          0.945


See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                    -----------------------------------
                                                                          1997              1996
                                                                    ----------------  -----------------
OPERATING ACTIVITIES:
 Net income                                                             $   118,926        $    91,429
 Noncash items:
  Amortization of discount and premium                                       76,268             41,635
  Amortization of mortgage servicing rights
   and related hedge instruments                                             46,150             31,398
  Depreciation and other amortization                                         2,625              2,624
  Unrealized loss (gain) on open market positions                               569                (38)
 Net change in prepaids, receivables, other assets,
  accounts payable and accrued expenses                                        (843)             7,353
 Net gain from investing activities                                         (17,161)           (12,037)
                                                                        -----------        -----------
   Net cash provided by operating activities                                226,534            162,364
                                                                        -----------        -----------

INVESTING ACTIVITIES:
 Purchases of mortgage investments                                       (2,990,259)        (1,334,745)
 Purchases of CMO investments                                              (359,268)          (437,892)
 Purchases of mortgage servicing rights                                     (82,590)          (208,480)
 Purchases of derivative financial instruments                              (50,054)           (35,179)
 Principal collections on mortgage investments                              944,805            773,617
 Proceeds from sales and redemptions of mortgage assets                     661,373            596,979
 Proceeds from sales of derivative financial instruments                        305                  -
 CMO collateral:
  Principal collections                                                     357,330            448,201
  Decrease in accrued interest receivable                                     1,152              3,480
  Decrease (increase) in short-term investments                              (2,133)            11,780
                                                                        -----------        -----------
   Net cash used by investing activities                                 (1,519,339)          (182,239)
                                                                        -----------        -----------

FINANCING ACTIVITIES:
 Increase in short-term borrowings                                        1,484,961            468,739
 Increase (decrease) in mortgage servicing
  acquisitions payable                                                      (40,216)            51,012
 Collateralized mortgage obligations:
  Issuance of securities                                                    284,672             41,323
  Principal payments on securities                                         (474,417)          (492,933)
  Increase in accrued interest payable                                        3,529              1,088
 Capital stock transactions                                                 137,677             39,117
 Dividends paid                                                            (110,509)           (87,385)
                                                                        -----------        -----------
   Net cash provided by financing activities                              1,285,697             20,961
                                                                        -----------        -----------

Net change in cash and cash equivalents                                      (7,108)             1,086
Cash and cash equivalents at beginning of period                             21,003             18,702
                                                                        -----------        -----------

Cash and cash equivalents at end of period                              $    13,895        $    19,788
                                                                        ===========        ===========



See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)


NOTE 1--BUSINESS

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

NOTE 2--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

NOTE 3--MORTGAGE SERVICING

The following table provides information regarding the primary mortgage servicing portfolio (which excludes subservicing) and the related investment in mortgage servicing rights (dollars in thousands):

                                               UNPAID                         MORTGAGE
                                             PRINCIPAL          NUMBER        SERVICING
                                              BALANCE          OF LOANS        RIGHTS
                                          ----------------  --------------  -------------

Loans serviced at December 31, 1996           $35,562,597         366,373       $559,857
 Additions                                      7,144,481          72,823        128,675
 Run-off/amortization*                         (3,474,388)        (26,794)       (42,662)
 Results of hedging activity                            -               -         (8,011)
                                              -----------         -------       --------
Loans serviced at September 30, 1997           39,232,690         412,402        637,859
Purchases pending transfer**                    1,791,855          14,050         31,938
                                              -----------         -------       --------
Total portfolio at September 30, 1997         $41,024,545         426,452       $669,797
                                              ===========         =======       ========

* EXCLUDES AMORTIZATION OF HEDGE INSTRUMENTS AND PURCHASES PENDING TRANSFER. ** EXCLUDES A $2.6 BILLION BULK ACQUISITION CONTRACTED FOR SUBSEQUENT TO
   QUARTER-END.

In addition, as of September 30, 1997 the Company subserviced $9.1 billion of single-family mortgage loans under a subservicing arrangement with a large national mortgage conduit.

NOTE 4--MORTGAGE INVESTMENTS

Mortgage investments and the related average effective interest rates (calculated including mortgage insurance costs and excluding unrealized gains and losses) were as follows (dollars in thousands):

                                                           QUARTER           NINE MONTHS
                                                            ENDED               ENDED
                            AS OF SEPTEMBER 30          SEPTEMBER 30         SEPTEMBER 30
                        ---------------------------  -------------------  ------------------
                            1997          1996         1997      1996       1997      1996
                        ------------  -------------  --------  ---------  --------  --------
Agency securities:
 Fixed-rate               $  719,113     $  462,567     6.68%      6.36%     6.56%     6.37%
 Medium-term                  59,297              -     6.84          -      6.84         -
 Adjustable-rate           4,933,738      3,554,351     6.14       6.31      6.23      6.17
 Callable notes                    -              -        -          -         -      7.05
AAA-rated private
 mortgage pass-
 through securities:
 Fixed-rate                   38,361         28,920     8.13       9.39      8.53      9.28
 Medium-term                 221,135        287,768     6.57       7.05      6.63      7.06
 Adjustable-rate             174,206        213,049     7.15       7.65      7.15      7.58
                          ----------     ----------
                          $6,145,850     $4,546,655
                          ==========     ==========

The Company classifies its mortgage investments by interest rate characteristics of the underlying mortgage loans. Fixed-rate mortgage investments (i) have fixed rates of interest for their entire terms, (ii) have an initial fixed rate period of 10 years after origination and then adjust annually based on a specified margin over 1-year U.S. Treasury Securities ("1-year Treasuries"), or
(iii) were previously classified as medium-term and have adjusted to a fixed rate for the remainder of their terms. Medium-term mortgage investments have
(i) an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year Treasuries or (ii) initial interest rates that adjust one time, approximately 5 years following origination of the mortgage loan, based on a specified margin over Federal National Mortgage Association ("FNMA") yields for 30-year fixed-rate commitments at the time of adjustment. Adjustable-rate mortgage investments either adjust (i) semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), or (ii) annually based on a specified margin over 1-year Treasuries. Fixed-, medium- and adjustable-rate mortgage agency securities consist of mortgage-backed securities issued by government-sponsored entities, either the Federal Home Loan Mortgage Corporation ("FHLMC"), FNMA or the Government National Mortgage Association (collectively, "Agency Securities").

At September 30, 1997 the AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs") and Agency Securities were pledged to secure short-term borrowings.

NOTE 5--CMO COLLATERAL AND INVESTMENTS

CMO collateral consists of mortgage securities and related investments pledged to secure Company-issued collateralized mortgage obligations ("Pledged CMO Collateral"). CMO investments include investments in FNMA and FHLMC Trust interest-only mortgage securities and investments in other CMO securities such as other agency or private-issue interest-only and principal-only mortgage securities. The components of CMO collateral and investments are summarized as follows (in thousands):

                                           SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                           -------------------  ------------------

Pledged mortgage securities                        $3,715,458          $3,908,623
Short-term investments                                 13,188              11,055
Accrued interest receivable                            22,860              24,012
                                                   ----------          ----------
  Total Pledged CMO Collateral                      3,751,506           3,943,690
Unamortized discount                                   (3,148)             (7,166)
                                                   ----------          ----------
                                                    3,748,358           3,936,524
FNMA and FHLMC Trust interest-only
     mortgage securities                              788,499             546,539
Other CMO investments                                  15,575              18,583
                                                   ----------          ----------
                                                   $4,552,432          $4,501,646
                                                   ==========          ==========

Pledged mortgage securities consist of fixed-rate, medium-term and adjustable-rate mortgage-backed securities. All principal and interest on pledged mortgage securities is remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on pledged mortgage securities and reinvestment income earned thereon are available for the payment of principal and interest on CMOs issued by the Company. The weighted average effective interest rate for total Pledged CMO Collateral was 7.37 percent and 7.34 percent during the quarter and nine months ended September 30, 1997, respectively.

FNMA and FHLMC Trust interest-only mortgage securities are entitled to receive 100 percent of coupon interest stripped from pools of FNMA or FHLMC mortgage-backed securities. At September 30, 1997 the Company's investment in FNMA and FHLMC Trust interest-only mortgage securities, after certain hedging costs, yielded 10.42 percent with related notional amounts aggregating $2.4 billion. These and certain other CMO investments were pledged to secure short-term borrowings at September 30, 1997.

NOTE 6--DISCLOSURES REGARDING FAIR VALUES OF DEBT SECURITIES

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

The fair values of debt securities were estimated using quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements. Pledged CMO Collateral has been permanently financed through the issuance of CMOs. Gross unrealized gains and losses are based on projected net cash flows of the Pledged CMO Collateral after payment on related CMOs determined using market discount rates and prepayment assumptions. The maturity of Pledged CMO Collateral is directly affected by the rate of principal payments by mortgagors and clean-up calls of the remaining CMOs outstanding.

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from related CMO indentures pursuant to clean-up calls and held as Mortgage Pass-Throughs. The following tables summarize fair value disclosures for available-for-sale and held-to-maturity debt securities for the periods indicated (in thousands):

                                                  GROSS         GROSS
                                                UNREALIZED    UNREALIZED       FAIR
                                     COST         GAINS         LOSSES        VALUE
                                 ------------  ------------  ------------  ------------
AVAILABLE-FOR-SALE:
-------------------------------
SEPTEMBER 30, 1997
Mortgage investments:
Agency Securities:
     Fixed-rate                    $  727,679       $ 4,681       $13,247    $  719,113
     Medium-term                       59,209            88             -        59,297
     Adjustable-rate                4,899,499        34,498           259     4,933,738
   Mortgage Pass-Throughs:
     Fixed-rate                         9,222           273             -         9,495
     Medium-term                      220,329           806             -       221,135
     Adjustable-rate                  170,212         3,994             -       174,206
  CMO investments                     835,642             -        31,568       804,074
                                   ----------       -------       -------    ----------
                                   $6,921,792       $44,340       $45,074    $6,921,058
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
                                   ==========       =======       =======    ==========



                                                  GROSS         GROSS
                                                UNREALIZED    UNREALIZED       FAIR
                                      COST        GAINS         LOSSES        VALUE
                                   ----------  ------------  ------------  ------------
HELD-TO-MATURITY:
----------------
     SEPTEMBER 30, 1997
     Pledged CMO Collateral        $3,748,358       $ 3,141       $50,852    $3,700,647
     Mortgage Pass-Throughs            28,866         1,076             -        29,942
                                   ----------       -------       -------    ----------
                                   $3,777,224       $ 4,217       $50,852    $3,730,589
                                   ==========       =======       =======    ==========

     DECEMBER 31, 1996
     Pledged CMO Collateral        $3,853,430       $ 3,150       $54,889    $3,801,691
     Mortgage Pass-Throughs            80,527         2,314            94        82,747
                                   ----------       -------       -------    ----------
                                   $3,933,957       $ 5,464       $54,983    $3,884,438
                                   ==========       =======       =======    ==========

Sales of released CMO collateral occasionally occur provided the collateral has paid down to within 15 percent of its original issuance amounts. The following table summarizes disclosures related to the disposition of debt securities held available-for-sale and held-to-maturity (in thousands):

                                           QUARTER ENDED            NINE MONTHS ENDED
                                           SEPTEMBER 30               SEPTEMBER 30
                                    ---------------------------  -----------------------
                                       1997           1996          1997         1996
                                    -----------  --------------  -----------  ----------
Sale of securities held
available-for-sale:
       Cost basis                      $223,846         $ 8,920     $570,925    $494,276
       Gains                              5,050           1,834       14,136      11,083

Redemption of callable agency
       notes and sale of released
        CMO
       collateral
        held-to-maturity:
       Cost basis                             -          14,655       73,324      63,632
       Gains                                  -           1,098        2,986       1,098

NOTE 7--NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                    QUARTER ENDED SEPTEMBER 30
                                        --------------------------------------------------
                                                  1997                      1996
                                        -------------------------  -----------------------
                                          AMOUNT       AVERAGE       AMOUNT      AVERAGE
                                        ----------  -------------  ----------  -----------
Interest income:
 Mortgage investments                     $ 90,762          6.30%    $ 73,032        6.44%
 Mortgage securities collateral             85,153          7.95       92,072        7.84
                                          --------                   --------
  Total interest income                    175,915                    165,104
                                          --------                   --------

Interest expense:
 Short-term borrowings                      88,024          5.54       66,057        5.45
 Collateralized mortgage securities         65,617          7.69       77,619        7.56
                                          --------                   --------
  Total interest expense                   153,641                    143,676
                                          --------                   --------
Net interest                              $ 22,274                   $ 21,428
                                          ========                   ========

                                                  NINE MONTHS ENDED SEPTEMBER 30
                                        --------------------------------------------------
                                                  1997                      1996
                                        -------------------------  -----------------------
                                          AMOUNT       AVERAGE       AMOUNT      AVERAGE
                                        ----------  -------------  ----------  -----------
Interest income:
 Mortgage investments                     $248,139          6.37%    $227,502        6.39%
 Mortgage securities collateral            256,072          7.84      270,245        7.68
                                          --------                   --------
  Total interest income                    504,211                    497,747
                                          --------                   --------

Interest expense:
 Short-term borrowings                     233,550          5.52      199,075        5.46
 Collateralized mortgage securities        203,227          7.57      240,526        7.53
                                          --------                   --------
  Total interest expense                   436,777                    439,601
                                          --------                   --------
Net interest                              $ 67,434                   $ 58,146
                                          ========                   ========

The following table summarizes changes in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter and nine months ended September 30, 1997 compared to the same periods in 1996 (in thousands):

                                                  QUARTER ENDED SEPTEMBER 30, 1997
                                           ----------------------------------------------
                                               RATE*          VOLUME*          TOTAL
                                           --------------  --------------  --------------
Interest income:
 Mortgage investments                            $(1,635)       $ 19,365        $ 17,730
 CMO collateral and investments                    1,311          (8,230)         (6,919)
                                                 -------        --------        --------
  Total interest income                             (324)         11,135          10,811
                                                 -------        --------        --------

Interest expense:
 Short-term borrowings                             1,079          20,888          21,967
 CMOs                                              1,334         (13,336)        (12,002)
                                                 -------        --------        --------
  Total interest expense                           2,413           7,552           9,965
                                                 -------        --------        --------
Net interest                                     $(2,737)       $  3,583        $    846
                                                 =======        ========        ========


                                               NINE MONTHS ENDED SEPTEMBER 30, 1997
                                          ----------------------------------------------
                                              RATE*          VOLUME*          TOTAL
                                          --------------  --------------  --------------
Interest income:
 Mortgage investments                            $ (661)       $ 21,298        $ 20,637
 CMO collateral and investments                   5,434         (19,607)        (14,173)
                                                 ------        --------        --------
        Total interest income                     4,773           1,691           6,464
                                                 ------        --------        --------

Interest expense:
 Short-term borrowings                            2,326          32,149          34,475
 CMOs                                             1,272         (38,571)        (37,299)
                                                 ------        --------        --------
  Total interest expense                          3,598          (6,422)         (2,824)
                                                 ------        --------        --------
Net interest                                     $1,175        $  8,113        $  9,288
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

The Company commenced mortgage servicing operations in 1993 and through steady growth has become one of the 20 largest mortgage servicers in the country with a total mortgage servicing portfolio of $48.3 billion (including primary servicing and subservicing), an increase of $2.4 billion over the previous quarter. The primary mortgage servicing portfolio (which excludes pending transfers and subservicing) increased to $39.2 billion at September 30, 1997, with a weighted average interest rate of 7.43 percent and earning an average annual service fee, excluding ancillary revenue and earnings on escrows, (the "Average Service Fee"), of 30.3 basis points. The September 30, 1997 balance of mortgage servicing rights related to this portfolio was $638 million (163 basis points, or a 5.37 multiple of the Average Service Fee). An additional $1.8 billion of mortgage servicing acquired during the quarter, and another $2.6 billion contracted for subsequent to quarter-end, is pending transfer into the portfolio and is being subserviced by the sellers. These pending acquisitions have a weighted average interest rate of 7.49 percent earning an Average Service Fee of
35.8 basis points. At an average cost of 204 basis points, these acquisitions are being acquired at a 5.69 multiple.

Primary mortgage servicing portfolio run-off, consisting of prepayments and scheduled payments on mortgage loans serviced, was 14.13 percent during the quarter, up from 12.07 percent in the third quarter of 1996 and up from 12.12 percent in the second quarter of 1997. The increase in prepayments experienced in the current quarter was prompted by lower mortgage interest rates and seasonal factors. Derivative financial instruments, specifically interest rate floors, are held as partial hedges against prepayment risk (see "Effects of Interest Rate Changes"). Outstanding hedge positions, with a $9.4 billion notional amount, carried a $13.6 million unrealized gain at September 30, 1997.

During the second quarter of 1996, the Company entered into a subservicing arrangement with a large national mortgage conduit. As of September 30, 1997 the subservicing portfolio totaled $9.1 billion. An advantage of subservicing arrangements is that further growth and enhanced efficiencies can be achieved without the cost of acquiring additional mortgage servicing rights. This arrangement is viewed by the Company as a confirmation of the quality and cost effectiveness of the mortgage servicing operation.

As of September 30, 1997, holdings of mortgage investments totaled $6.1 billion with adjustable-rate mortgage ("ARM") mortgage-backed securities representing $5.1 billion of the total. During the quarter and nine months ended September 30, 1997, the Company acquired $1.3 million and $2.5 billion of ARM securities issued by government-sponsored entities, either the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") or the Government National Mortgage Association ("GNMA") (collectively, "Agency Securities"). During the quarter and nine months ended September 30, 1997, the Company also acquired $25 million and $242 million of fixed-rate Agency Securities, respectively. Sales of ARM Agency Securities and AAA-rated private mortgage pass-through securities ("Mortgage Pass-

Throughs") totaled $206 million and $582 million during the quarter and nine months ended September 30, 1997, respectively.

Prior to 1995 the Company had been an active issuer of collateralized mortgage obligations ("CMOs") and other securities backed by jumbo mortgage loans. The Company retained residual interests in these securitizations consisting primarily of interest-only and principal-only mortgage securities. Other than modest issuances of previously-held residual interests, the Company has not issued any CMOs since 1994 until this quarter (see below). In lieu of issuing CMOs, the Company has increased its CMO investments (defined as CMO collateral and investments, net of related bonds) by acquiring interest-only mortgage securities. During the quarter and nine months ended September 30, 1997, the Company acquired $188 million and $359 million, respectively, of FNMA and FHLMC Trust interest-only mortgage securities, which represent the right to receive 100 percent of coupon interest stripped from pools of FNMA or FHLMC mortgage-backed securities. After considering these acquisitions, run-off, modest sales and CMO issuances, as well as changes in market value, total CMO investments increased $114 million and $230 million during the quarter and nine months ended September 30, 1997, respectively, to $870 million. Derivative financial instruments, specifically interest rate floors, are held as partial hedges against prepayment risk on interest-only mortgage securities (see "Effects of Interest Rate Changes"). Outstanding hedge positions, with a $7.2 billion notional amount, carried a $20.7 million unrealized gain at September 30, 1997.

Since the Company exited the jumbo mortgage loan conduit business in 1995, it has maintained several finance subsidiaries with remaining capacity to issue CMOs and other securitizations ("securitization shelves"). In an effort to recover costs associated with these securitization shelves, and to add to the Company's CMO administration activities, the Company may, from time to time, purchase mortgage loans from originators or conduits and issue CMOs or other securities backed by these loans. The Company may or may not retain any residual economic interest in these securitizations. In the current quarter the Company issued a $285 million CMO in such a transaction and completed a similar $938 million transaction subsequent to quarter-end.

The following table summarizes the Company's utilization of capital as of September 30, 1997 (in thousands):

                                                                            CAPITAL
                                             ASSETS         BORROWINGS      EMPLOYED
                                          -------------  ----------------  ----------
Agency Securities:
 Fixed-rate                                 $   719,113       $   713,992    $  5,121
 Medium-term                                     59,297            57,621       1,676
 Adjustable-rate                              4,933,738         4,798,996     134,742
Mortgage Pass-Throughs                          433,702           428,354       5,348
CMO collateral and investments                4,552,432         4,295,342*    257,090
Mortgage servicing rights                       669,797           367,421     302,376
                                            -----------       -----------    --------
                                            $11,368,079       $10,661,726     706,353
                                            ===========       ===========
Other assets, net of other liabilities                                        172,465
                                                                             --------
Total stockholders' equity                                                   $878,818
                                                                             ========

*  INCLUDES $613 MILLION OF RELATED SHORT-TERM BORROWINGS.

During the quarter and nine months ended September 30, 1997, the Company raised $58.0 million and $137.7 million, respectively, of new capital through its dividend reinvestment and stock purchase plans, stock option exercises and open market sales. The proceeds from these issuances were profitably employed to increase investments in mortgage assets and mortgage servicing. Assuming favorable market conditions continue, the Company anticipates raising a similar amount of capital in the fourth quarter and in 1998. Because the

Company distributes virtually all of its net income in dividends, it is important that the Company access the capital markets at favorable prices to continue its growth. The more capital raised at favorable prices, the more assured we are of continuing to increase net income and dividends.

During the quarter and nine months ended September 30, 1997, 2,111,307 and 5,907,321 shares of Series B Preferred Stock, respectively, were converted into 1,529,656 and 4,279,980 shares of common stock, respectively. Had these shares been converted as of the beginning of the quarter and nine months, reported primary earnings per share would not have changed for the quarter but would have been $0.04 lower for the nine months ended September 30, 1997. Fully diluted earnings would not have been impacted as such shares are already deemed converted in that calculation. It is anticipated that holders of the Series B Preferred Stock will continue to convert their shares into common shares as long as it is advantageous to do so from a dividend yield perspective.

Securities held available-for-sale were carried at a net unrealized loss of $734,000 at September 30, 1997, a net $4.9 million improvement in value from December 31, 1996. Underlying this change was a $30.9 million increase in value of the mortgage investment component of securities held available-for-sale that was largely offset by a $26.0 million decline in value of CMO investments held available-for-sale. This reflects the impact of a 31 basis point decline year-to-date in the 10-year U.S. Treasury rate to 6.11 percent at quarter-end along with purchase and sale activity (see "Effects of Interest Rate Changes"). The Company has the ability to hold mortgage assets for the foreseeable future and, therefore, does not expect to realize losses on security sales.

RESULTS OF OPERATIONS
---------------------

Comparative net operating results (interest income or fee revenues, net of related interest expense and, in the case of mortgage servicing and CMO administration, related direct and indirect operating expenses), were as follows (in thousands, except percentages and per share amounts):

                                       QUARTER ENDED                  NINE MONTHS ENDED
                                        SEPTEMBER 30                    SEPTEMBER 30
                                ----------------------------  ---------------------------------
                                    1997           1996           1997              1996
                                ------------  --------------  -------------  ------------------
Agency Securities                   $ 8,376         $ 9,338       $ 27,948            $ 25,244
Mortgage Pass-Throughs                1,245           1,908          4,593               7,841
CMO investments                      11,429           8,391         30,888              18,871
Mortgage servicing                   16,253          13,310         43,860              34,429
Gain on sales and other               5,845           1,875         17,130              12,196
CMO administration                      775             859          2,459               2,559
                                    -------         -------       --------            --------
Contribution to income               43,923          35,681        126,878             101,140
 Other operating expenses            (2,056)         (3,253)        (7,952)             (9,711)
                                    -------         -------       --------            --------
Net income                          $41,867         $32,428       $118,926            $ 91,429
                                    =======         =======       ========            ========
Net income per share:
     Primary                        $  0.66         $  0.60       $   1.96            $   1.67
     Fully diluted                     0.61            0.53           1.78                1.50
Return on average
     stockholders' equity             19.58%          18.72%         19.66%              17.94%

Operating results for the quarter and nine months ended September 30, 1997 reached record levels and were comfortably above those achieved in the same periods in 1996. Quarterly income of $41.9 million represents an increase of 29 percent over the third quarter of 1996, while primary net income per share increased 10 percent. Much of the improvement in operating results is attributable to the profitable investment of new capital raised over the past year (see discussion above). The benefit to larger holdings of mortgage securities and CMO investments was offset somewhat by a narrowing of financing spreads. Yields were negatively impacted by a higher rate of mortgage loan prepayments, among other factors. Borrowing costs were slightly higher as a result of the increase in short-term interest rates by the Federal Reserve Open Markets Committee earlier in the year. Lower long-term interest rates, which contributed to the higher rate of prepayments, allowed for greater gain on sales in 1997 compared to the same periods in the prior year.

Agency Securities contributed less to income during the third quarter of 1997 than in the same period in 1996. The benefit to earnings of a $1.3 billion increase in average holdings of these securities during the current quarter was offset by lower financing spreads due primarily to a less favorable interest rate environment (see below). Financing spreads declined 23 basis points to 64 basis points. Agency Security yields averaged 6.21 percent and 6.27 percent during the quarter and nine months ended September 30, 1997, respectively, compared to 6.31 percent and 6.20 percent during the same periods in 1996, while borrowing rates were higher at 5.57 percent and 5.54 percent, respectively, compared to 5.44 percent and 5.43 percent during the same periods in 1996.

Lower long-term interest rates have contributed to higher run-off as more mortgagors have found it advantageous to refinance into fixed-rate mortgage loans. As a result, purchase premium amortization has been higher resulting in lower yields on ARM securities. In addition, lower 6-month LIBOR and 1-year U.S. Treasury rates have led to declines in yields on ARM securities because underlying ARM loans reset periodically to those indexes. This also impacts yields on acquisitions of ARM securities because loans underlying new securities often have initial mortgage rates below the referenced indexes (referred to as "teaser-rate ARM securities"). At the same time intermediate- and long-term rates have trended lower in 1997, interest rates on overnight to 30-day borrowings were higher than during the same periods in the prior year resulting in higher borrowing rates and thus further reducing financing spreads.

One favorable aspect of lower long-term interest rates has been the improvement in value of Agency Securities held by the Company, allowing these assets to support a proportionately higher level of borrowings than in the prior year. Although this has had a negative impact on income earned directly on Agency Securities, it has allowed the Company to reduce higher-cost debt secured by other, less efficiently financed, mortgage assets and mortgage servicing rights, and has contributed to higher gains on sale (see "Effects of Interest Rate Changes").

Mortgage Pass-Throughs contributed less to income during the current quarter than in the same period in 1996 due primarily to a 15 basis point decrease in financing spreads and a 17 percent reduction in the average outstanding portfolio. As a result of asset sales and run-off, the average outstanding portfolio was $451 million and $461 million during the quarter and nine months ended September 30, 1997, respectively, compared to $544 million and $746 million for the same periods in 1996. Average yields for this portfolio (calculated including mortgage insurance costs) were 6.95 percent and 6.99 percent during the quarter and nine months ended September 30, 1997, respectively, compared to 6.98 percent and 6.99 percent during the same periods in 1996, while average borrowing rates were higher at 5.76 percent and 5.72 percent, respectively, compared to 5.64 percent and 5.69 percent during the same periods in 1996. Higher borrowing rates reflect higher prevailing short-term interest rates (see "Effects of Interest Rate Changes").

Net CMO investments contributed significantly more to income during the current quarter than in the same period in 1996 due primarily to substantial investments made during the past 21 months in interest-only mortgage securities (see above, "Financial Condition").

Higher mortgage servicing results reflect continued growth in this operation (see above "Financial Condition"). Revenues increased to $44.6 million and $124.8 million during the quarter and nine months ended September 30, 1997, respectively, compared to $33.8 million and $92.4 million during the same periods in 1996. Servicing expenses also increased, but not to the same extent as revenues, which reflects efficiencies gained in the servicing process primarily due to improved economies of scale. Amortization of mortgage servicing rights and related hedge instruments of $15.7 million and $46.2 million during the quarter and nine months ended September 30, 1997, respectively, was higher than the $11.2 million and $31.4 million recorded during the same periods in 1996 due primarily to portfolio growth and expectations of higher future mortgagor prepayments (see "Effects of Interest Rate Changes"). Greater use of external borrowings secured by the mortgage servicing portfolio to finance growth contributed to higher borrowing costs in 1997 compared to 1996.

Operating expenses during the current quarter were lower than in same period in 1996 primarily because of lower compensation-related accruals. In addition, with the continued growth of the mortgage servicing operation, more indirect operating costs have been identified with that unit than in the prior year.

During the quarter and nine months ended September 30, 1997, the Company sold $224 million and $644 million, respectively, of mortgage assets consisting of Agency Securities, Mortgage Pass-Throughs and interest-only mortgage securities for gains totaling $5.1 million and $17.1 million, respectively. This compares to sales of mortgage assets totaling $14 million and $597 million during the same periods in 1996. Derivative financial instruments held for trading purposes contributed $565,000 to earnings during the current quarter and a loss of $531,000 for the nine months ended September 30, 1997, which reflects higher interest rates earlier in 1997 from rates prevailing at quarter-end. These instruments (primarily interest-rate floors) tend to decrease in value in a rising interest-rate environment and increase in value when interest rates fall (see "Effects of Interest Rate Changes").

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

At September 30, 1997 the mortgage servicing operation had available $488 million of a $625 million revolving line of credit agreement with an investment banking firm that matures September 30, 1998. The line is to be used primarily to finance acquisitions of mortgage servicing rights on a collateralized basis. The agreement requires, among other things, that the mortgage servicing operation maintain certain financial ratios and specified levels of unencumbered servicing rights. The mortgage servicing operation is in compliance with all requirements. Interest rates on borrowings under this facility are based on LIBOR.

In 1996 the board of directors approved the repurchase of up to 1 million shares of common stock to fund employee stock option and stock grant programs. As of September 30, 1997 no such share repurchases had occurred.

EFFECTS OF INTEREST RATE CHANGES
--------------------------------

Changes in interest rates may impact the Company's earnings in various ways.
The Company's earnings depend, in part, on the difference between the interest received on mortgage investments and the interest paid on related short-term borrowings. The resulting financing spread may be reduced in a rising interest rate environment. Because most of the Company's mortgage investments are ARM mortgage securities, the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on underlying ARM loans. Since ARM loans generally limit the amount of such increase during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying ARM loans resulting in a negative financing spread. The Company may invest in derivative financial instruments from time to time, specifically interest rate caps, as a hedge against rising interest rates on a portion of its short-term borrowings. Interest rate caps increase in value as interest rates rise and decline in value when rates fall.

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

Changes in interest rates also impact earnings recognized from CMO investments, which consist primarily of fixed-rate CMO residuals and interest-only mortgage securities. The amount of income that may be generated from the typical CMO residual is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below interest rates on the collateral, principal prepayments will increase, reducing or eliminating the overall return on the investment in the CMO residual. This is due primarily to the acceleration of the amortization of bond discounts, a noncash item, as bond classes are repaid more rapidly than originally anticipated. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, improving the overall return on an investment in a fixed-rate CMO residual because of an increase in time over which the Company receives the net financing spread.

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

The above discussion regarding how changes in interest rates impact mortgage assets also applies to the Company's investment in mortgage servicing rights. When interest rates rise, periodic amortization of amounts paid for mortgage servicing rights is less since the average lives of the related mortgage loans tend to be longer and earnings from large, temporarily held cash balances will be greater. As a result, mortgage servicing rights become more valuable under these conditions. Conversely, lower interest rates will spur prepayments thus reducing the time the Company can service the related loans. Sustained periods of high prepayments can result in losses on the Company's investment in mortgage servicing rights, particularly since this investment is evaluated for impairment on a disaggregated basis and impairment charges are necessary if the amount for an individual servicing stratum exceeds its fair value.

The Company's business plan is to build a mortgage banking operation with investments in mortgage servicing and mortgage securities with the goal of producing reasonably balanced operating results in a variety of interest rate environments. The Company supplements its business plan with derivative financial instruments, primarily interest rate floors, which may be used to hedge certain assets, such as mortgage servicing rights or interest-only mortgage securities or may be held for trading purposes. Interest rate floors decrease in value when interest rates rise and increase in value when rates decline. In instances where floors are designated as hedges, any changes in value will adjust the basis of the assets hedged. In instances where floors are held for trading purposes, changes in value will be recorded in income as they occur, which could increase income volatility.

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


                          PART II.--OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits:  The following Exhibits are presented herewith:

     Exhibit 11 - Computation of Earnings Per Share for the quarter and nine months ended September 30, 1997 and 1996.

     Exhibit 12 - Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

     Exhibit 27 - Financial Data Schedule (electronic filing only).


(b)  Reports on Form 8-K:

     Form 8-K Reporting Date - August 18, 1997

     Items Reported:

     Item 5. Other Events

     This Current Report was filed solely in order to file the following exhibit as part of the Registrant's Registration Statement on Form S-3 (No. 333-26865), as amended:


     Exhibit No.    Description
     -----------    -----------


        12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CAPSTEAD MORTGAGE CORPORATION



Date:  October 31, 1997                By: /s/ RONN K. LYTLE
                                           ------------------------------------
                                           Ronn K. Lytle
                                           Chairman and Chief Executive Officer



Date:  October 31, 1997                By: /s/ ANDREW F. JACOBS
                                           ------------------------------------
                                           Andrew F. Jacobs
                                           Senior Vice President - Control
                                             and Treasurer