Form 10-K
period 1997-12-31
CAPSTEAD MORTGAGE CORP
filed 1998-03-13
CIK 766701

--------------------------------------------------------------------------------
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

AT FEBRUARY 16, 1998 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS $1,146,290,000.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 16, 1998: 59,469,559

                      DOCUMENTS INCORPORATED BY REFERENCE:


(1) PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1997 ARE INCORPORATED BY REFERENCE INTO PARTS II AND IV.

(2) PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 6, 1998, ISSUED IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT, ARE INCORPORATED BY REFERENCE INTO PART III.


--------------------------------------------------------------------------------
================================================================================

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----
                                                      PART I

ITEM  1.      BUSINESS............................................................................        1

ITEM  2.      PROPERTIES..........................................................................        3

ITEM  3.      LEGAL PROCEEDINGS...................................................................        3

ITEM  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................        3


                                                      PART II

ITEM  5.      MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS...................................................        3

ITEM  6.      SELECTED FINANCIAL DATA.............................................................        3

ITEM  7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...............................................        3

ITEM  3.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................        3

ITEM  9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...............................................        3


                                                     PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................        4

ITEM 11.      EXECUTIVE COMPENSATION..............................................................        4

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT.............................................................        4

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................        4


                                                      PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K...............................................................        4

                                     PART I

ITEM 1.       BUSINESS.

Capstead Mortgage Corporation ("CMC" or the "Company") was incorporated on April 15, 1985 in Maryland and commenced operations in September 1985. The Company's business plan is to build a mortgage banking operation with investments in mortgage servicing and mortgage assets with the goal of producing reasonably balanced operating results in a variety of interest rate environments.

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

For further discussion of the Company's business, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 on pages 38 through 40.

EFFECTS OF INTEREST RATE CHANGES

For discussion of effects of interest rate changes on the Company's mortgage securities and mortgage servicing portfolios, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 on pages 38, 42 and 43.

OTHER INVESTMENT STRATEGIES

The Company may enter into other short- or long-term investment strategies as the opportunities arise.

COMPETITION

In purchasing mortgage securities, the Company competes with savings banks, commercial banks, mortgage and investment bankers, conduits, insurance companies, other lenders and mutual funds. The competition for the acquisition of mortgage servicing rights is primarily with mortgage bankers, commercial banks and savings banks.

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

EMPLOYEES

As of December 31, 1997, the Company had 218 full-time employees.

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

As long as Capstead REIT qualifies as a REIT, it will generally be taxable only on its undistributed taxable income. Distributions out of current or accumulated earnings and profits will be taxed to stockholders as ordinary income or capital gain, as the case may be. Distributions in excess of the Company's accumulated and current earnings and profits will constitute a non-taxable return of capital to the stockholders (except insofar as such distributions exceed the cost basis of the shares of stock) resulting in a corresponding reduction in the cost basis of the shares of stock. The Company notifies its stockholders of the proportion of distributions made during the taxable year that constitutes ordinary income, return of capital or capital gains. For 1997, capital gains are classified as medium-term on sold assets that were held 12 to 18 months, and long-term on sold assets that were held longer than 18 months. During 1997, 83.7 percent, 7.5 percent, 7.4 percent and 1.4 percent of the common stock distributions were characterized as ordinary income, nontaxable return of capital, medium-term capital gain and long-term capital gain, respectively, while 90.5 percent, 8.6 percent and 0.9 percent of the preferred stock distributions were characterized as ordinary income, medium-term capital gain and long-term capital gain, respectively. During 1996, 83.7 percent, 10.4 percent and 5.9 percent of the common stock distributions were characterized as ordinary income, nontaxable return of capital and long-term capital gain, respectively, while 93.4 percent and 6.6 percent of the preferred stock distributions were characterized as ordinary income and long-term capital gain, respectively. During 1995 all distributions made were characterized as ordinary income. Distributions by the Company will not normally be eligible for the dividends received deduction for corporations. Should the Company incur losses, stockholders will not be entitled to include such losses in their individual income tax returns.

All taxable income of Capstead Holdings, Inc., and its primary subsidiary Capstead Inc. (which conducts mortgage servicing operations), is subject to federal and state income taxes, where applicable. Capstead REIT's taxable income will include earnings of these subsidiaries only upon payment to Capstead REIT by distribution of such earnings, and only if these distributions are made out of current earnings and profits.

The foregoing is general in character. Reference should be made to pertinent Internal Revenue Code sections and the Regulations issued thereunder for a comprehensive statement of applicable federal income tax consequences.

ITEM 2. PROPERTIES.

The Company's operations are conducted in Dallas, Texas on properties leased by the Company.

ITEM 3. LEGAL PROCEEDINGS.

At December 31, 1997 there were no material pending legal proceedings, outside the normal course of business, to which the Company or its subsidiaries were a party or of which any of their property was the subject.

ITEM 4. RESULTS OF SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 on page 36 under the caption "Note 14 - Market and Dividend Information," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 on page 37 under the caption "Selected Financial Data," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 on pages 38 through 43 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 on pages 17 through 36, and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included in the Registrant's definitive Proxy Statement dated March 6, 1998 on pages 3 through 6 under the captions "Election of Directors," "Board of Directors" and "Executive Officers," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.      EXECUTIVE COMPENSATION.

The information required by this item is included in the Registrant's definitive Proxy Statement dated March 6, 1998 on pages 7 through 14 under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," and "Performance Graph," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.      SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.

The information required by this item is included in the Registrant's definitive Proxy Statement dated March 6, 1998 on pages 16 and 17 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.
                                                      PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a)    Documents filed as part of this report:

              1. The following financial statements of the Company, included in the 1997 Annual Report to Stockholders, are incorporated herein by reference:

                    PAGE
                    ----
                    Consolidated Statement of Income - Years
                      Ended December 31, 1997, 1996 and 1995........................................           *
                    Consolidated Balance Sheet -
                      December 31, 1997 and 1996....................................................           *
                    Consolidated Statement of Stockholders' Equity -
                      Three Years Ended December 31, 1997...........................................           *
                    Consolidated Statement of Cash Flows - Years
                      Ended December 31, 1997, 1996 and 1995........................................           *
                    Notes to Consolidated Financial Statements -
                      December 31, 1997.............................................................           *


              2.    Financial statement schedule:
                    Schedule IV - Mortgage Loans on Real Estate.....................................           9

              NOTE: All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

              * Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1997.

                                     PART IV
                              ITEM 14. -- CONTINUED

              3.    Exhibits:

                    EXHIBIT
                    NUMBER

                     1.3 Sales Agency Agreement dated as of December 6, 1995 between Capstead Mortgage Corporation and PaineWebber Incorporated (the "Sales Agency Agreement")(6)
                     1.4 Amendment No. 1 to the Sales Agency Agreement dated as of September 10, 1996 between Capstead Mortgage Corporation and PaineWebber Incorporated (the "Common Stock Sales Agency Agreement")(8)
                     1.5 Sales Agency Agreement dated as of August 17, 1996 Capstead Mortgage Corporation and PaineWebber Incorporated (the "Series B Preferred Stock 1996 Sales Agency Agreement")(8)
                     1.6 The Second Amendment dated as of March 4, 1997 to the Sales Agency Agreement dated as of December 6, 1995 between the Company and PaineWebber Incorporated (the "Common Stock Sales Agency Agreement")(9)
                     1.7 The First Amendment dated as of March 4, 1997 to the Sales Agency Agreement dated as of September 17, 1996 between the Company and PaineWebber Incorporated (the "Series B Preferred Stock 1996 Sales Agency Agreement")(9)
                     1.8 The Third Amendment dated as of November 17, 1997 to the Sales Agency Agreement dated as of December 6, 1995 between the Company and PaineWebber Incorporated (the "Sales Agency Agreement")(11)
                     3.1(a) Charter of the Company, which includes Articles of Incorporation, Articles Supplementary for each outstanding Series of Preferred Stock and all other amendments to such Articles of Incorporation(4)
                      3.1(b) Articles Supplementary ($1.26 Cumulative Convertible Preferred Stock, Series B)(3)
                      3.2        Bylaws of the Company, as amended(4)
                     10.21       1990 Employee Stock Option Plan(1)
                     10.22       1990 Directors' Stock Option Plan(2)
                                 Employment Agreement dated August 1, 1992 between Capstead Mortgage Corporation
                      10.23      and Ronn K. Lytle(3)
                      10.24      Restricted Stock Grant Agreement dated
                                 August 1, 1992 between Capstead Mortgage
                                 Corporation and Ronn K. Lytle(3)
                      10.25      1994 Flexible Long Term Incentive Plan(5)
                      10.26      1994 Capstead Inc. Restricted Stock Plan(5)
                      10.27 Capstead Mortgage Corporation Deferred Compensation Plan(5)
                      10.28      Summary of Employment Agreement dated
                                 December 9, 1993 between Capstead Mortgage
                                 Corporation and Christopher T. Gilson(5)
                      10.29      Capstead Mortgage Corporation Incentive Bonus
                                 Plan(7)
                      10.30 Amendment to the 1994 Flexible Long Term Incentive Plan(7)
                      10.31 Amendment No. 1 dated March 31, 1997 to the Employment Agreement dated August 1, 1992 between the Company and Ronn K. Lytle(10)

                                     PART IV
                              ITEM 14. -- CONTINUED



              3.    Exhibits (continued):

                    EXHIBIT
                    NUMBER

                      10.32      1997 Flexible Long Term Incentive Plan(10)
                      11         Computation of per share earnings*
                      12         Computation of ratio of earnings to combined
                                 fixed charges and preferred stock dividends*
                      13         Portions of the Annual Report to Stockholders
                                 of the Company for the year ended December 31,
                                 1997*
                      21         List of subsidiaries of the Company*
                      23         Consent of Ernst & Young LLP, Independent
                                 Auditors*
                      27         Financial Data Schedule (electronic filing
                                 only)*

               (1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40016) dated April 29, 1991
               (2) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991
               (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992
               (4) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-62212) dated May 6, 1993
               (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994
               (6) Incorporated by reference to the Company's Current Report of Form 8-K dated December 6, 1995
               (7) Incorporated by reference to the Company's 10-Q for the quarterly period ended March 31, 1996
               (8) Incorporated by reference to the Company's Current Report of Form 8-K dated August 20, 1996
               (9) Incorporated by reference to the Company's Current Report of Form 8-K dated March 26, 1997
               (10) Incorporated by reference to the Company's 10-Q for the quarterly period ended March 31, 1997
               (11) Incorporated by reference to the Company's Current Report of Form 8-K dated December 23, 1997

                *    Filed herewith

       (b)    Reports on Form 8-K:

              Current Report on Form 8-K dated December 22, 1997 to file the following:

              Exhibit 1.8 - The Third Amendment dated as of November 17, 1997 to the Sales Agency Agreement dated as of December 6, 1995 between the Company and PaineWebber Incorporated (the "Sales Agency Agreement").

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

                                                CAPSTEAD MORTGAGE CORPORATION
                                                           REGISTRANT


Date:  March 10, 1998                       By:     /s/ ANDREW F. JACOBS
                                               ---------------------------------
                                                       Andrew F. Jacobs
                                                Senior Vice President-Control,
                                                   Treasurer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


 /s/ RONN K. LYTLE                                  Chairman, Chief                                  March 10, 1998
-------------------------------                       Executive Officer
        (Ronn K. Lytle)                               and Director


 /s/ ANDREW F. JACOBS                               Senior Vice President-                           March 10, 1998
-------------------------------                       Control, Treasurer
       (Andrew F. Jacobs)                             and Secretary


 /s/ BEVIS LONGSTRETH                               Director                                         March 11, 1998
-------------------------------
      (Bevis Longstreth)


 /s/ PAUL M. LOW                                    Director                                         March 12, 1998
-------------------------------
         (Paul M. Low)


 /s/ HARRIET E. MIERS                               Director                                         March 11, 1998
-------------------------------
      (Harriet E. Miers)


 /s/ WILLIAM R. SMITH                               Director                                         March 10, 1998
-------------------------------
     (William R. Smith)


 /s/ JOHN C. TOLLESON                               Director                                         March 11, 1998
-------------------------------
        (John C. Tolleson)

                                PORTIONS OF THE

                           ANNUAL REPORT ON FORM 10-K

                          ITEMS 14(A)(1), (2) AND (3)

                   FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                          YEAR ENDED DECEMBER 31, 1997

                         CAPSTEAD MORTGAGE CORPORATION

                                 DALLAS, TEXAS

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                  SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1997



         PART 1 - MORTGAGE LOANS ON REAL ESTATE AT CLOSE OF PERIOD(1)
--------------------------------------------------------------------------------------
              COLUMN A                                COLUMN B           COLUMN C
-----------------------------------------------       --------        ---------------



                                                       PRIOR          CARRYING AMOUNT
            DESCRIPTION                                LIENS          OF MORTGAGES(2)
-----------------------------------------------        -----          ---------------
$    -0- - $   49,999(  3) ....................         None         $     99,000
$ 50,000 - $   99,999( 11) ....................         None              901,000
$100,000 - $  149,999( 33) ....................         None            4,437,000
$150,000 - $  199,999(176) ....................         None           32,440,000
$200,000 - $  249,999(569) ....................         None          127,407,000
$250,000 - $  299,999(304) ....................         None           83,280,000
$300,000 - $  349,999(145) ....................         None           47,076,000
$350,000 - $  399,999( 98) ....................         None           36,917,000
$400,000 - $  449,999( 47) ....................         None           20,390,000
$450,000 - $  499,999( 24) ....................         None           11,862,000
$500,000 - $1,500,000( 60) ....................         None           35,427,000
                                                                     ------------
                                                                      400,236,000

        Plus premium ..........................                         1,978,000
        Plus unrealized gain on mortgage
          loans included in debt securities ...                         4,651,000
                                                                     ------------
                                                                     $406,865,000
                                                                     ============

                                                                                                             PART 2 - INTEREST
                      PART 1 - MORTGAGE LOANS ON REAL ESTATE AT CLOSE OF PERIOD(1)                          EARNED ON MORTGAGES
--------------------------------------------------------------------------------------------------------- ------------------------
              COLUMN A                                              COLUMN D                  COLUMN E    COLUMN F AND COLUMN G(4)
-----------------------------------------------         --------------------------------    ------------- ------------------------
                                                         AMOUNT OF PRINCIPAL UNPAID AT
                                                                CLOSE OF PERIOD
                                                        ---------------------------------    AMOUNT OF
                                                                              SUBJECT TO      MORTGAGE
                                                                              DELINQUENT       BEING         WEIGHTED AVERAGE
            DESCRIPTION                                    TOTAL              INTEREST(3)   FORECLOSED(3)     INTEREST RATE
-----------------------------------------------         ------------         -------------  -------------    ---------------
$    -0- - $   49,999(  3) ....................         $     99,000         $     37,000   $     37,000           8.60%
$ 50,000 - $   99,999( 11) ....................              901,000               78,000         78,000           8.09%
$100,000 - $  149,999( 33) ....................            4,437,000              941,000        268,000           8.15%
$150,000 - $  199,999(176) ....................           32,440,000            3,375,000      1,119,000           8.45%
$200,000 - $  249,999(569) ....................          127,407,000            8,228,000      3,540,000           8.08%
$250,000 - $  299,999(304) ....................           83,280,000            7,327,000      2,449,000           8.09%
$300,000 - $  349,999(145) ....................           47,076,000            6,128,000      1,643,000           8.01%
$350,000 - $  399,999( 98) ....................           36,917,000            2,192,000        722,000           8.44%
$400,000 - $  449,999( 47) ....................           20,390,000            1,278,000        853,000           8.62%
$450,000 - $  499,999( 24) ....................           11,862,000            2,339,000      1,861,000           8.18%
$500,000 - $1,500,000( 60) ....................           35,427,000            3,440,000      2,883,000           8.13%
                                                        ------------         ------------   ------------
                                                        $400,236,000         $ 35,363,000   $ 15,453,000
                                                                             ============   ============

        Plus premium ..........................
        Plus unrealized gain on mortgage
          loans included in debt securities ...








See accompanying notes to Schedule IV.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                              NOTES TO SCHEDULE IV


(1) Mortgage loans at December 31, 1997 consisted of single-family, conventional, first mortgage loans most of which are included in AAA-rated private mortgage pass-through securities ("Mortgage Pass-Throughs"). The Company classifies its mortgage loans by interest rate characteristics of the underlying mortgage loans. Fixed-rate mortgage loans (i) have fixed rates of interest for their entire terms,
       (ii) have an initial fixed-rate period of 10 years after origination and then adjust annually based on a specified margin over 1-year U.S. Treasury Securities ("1-year Treasuries"), or (iii) were previously classified as medium-term and have adjusted to a fixed rate for the remainder of their terms. Medium-term mortgage loans have (i) an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year Treasuries, (ii) initial interest rates that adjust one time, approximately 5 years following origination of the mortgage loan, based on a specified margin over Federal National Mortgage Association ("FNMA") yields for 30-year, fixed-rate commitments at the time of adjustment (together referred to as "hybrid securities") or (iii) fixed-rate mortgage securities that have expected weighted average lives of 5 years or less. Adjustable-rate mortgage loans either (i) adjust semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), (ii) adjust annually based on a specified margin over 1-year Treasuries, or (iii) were previously classified as medium-term and have begun adjusting annually based on a specified margin over 1-year Treasuries. Principal amount of mortgage loans in the portfolio totaling $82,953,000, or 20.4 percent, were fixed-rate loans; $159,337,000, or 39.2 percent, were medium-term loans; and $164,575,000, or 40.4 percent, were adjustable-rate loans.

(2)     Reconciliation of mortgage loans:
        Balance at December 31, 1996 (after reclassification to
           conform to the current-year presentation)...................                                 $493,702,000
           Additions:
             Transfers of mortgage loans
               from CMO investments.................................            135,607,000
             Change in fair value of
               Mortgage Pass-Throughs...............................              2,202,000              137,809,000
                                                                                -----------              -----------
                                                                                                         631,511,000
           Deductions:
             Principal collections..................................            150,604,000
             Amortization of discount...............................                715,000
             Sales                                                               73,327,000              224,646,000
                                                                                ------------            ------------
        Balance at December 31, 1997................................                                    $406,865,000
                                                                                                        ============

(3) Consists of all mortgage loans delinquent 90 days or more. Note that of the amount of principal unpaid at the close of the period that is subject to delinquent principal, $35.3 million is covered by mortgage pool insurance that effectively limits the Company's loss. Similarly, $7.8 million of the amount of mortgages being foreclosed is covered by pool insurance.

(4) Interest due and accrued at the end of the period and interest income earned applicable to the period for each of the categories presented above is not available without unreasonable effort or expense and therefore has been omitted in accordance with Rule 12-23 of Regulation S-X. Total accrued interest for the above listed mortgage loans totaled $2,562,000 at December 31, 1997.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                        NOTES TO SCHEDULE IV -- CONTINUED



(5) The geographic distribution of the Company's portfolio at December 31, 1997 was as follows:

                                                                                      NUMBER             PRINCIPAL
                                       STATE                                         OF LOANS             AMOUNT
         ------------------------------------------------------------------          --------            ---------
        Alabama.............................................................              2             $    266,000
        Arizona.............................................................              4                1,124,000
        California..........................................................          1,172              310,617,000
        Colorado............................................................              5                1,443,000
        Connecticut.........................................................              3                  768,000
        Delaware............................................................              2                  847,000
        District of Columbia................................................              9                3,175,000
        Florida.............................................................             29                9,092,000
        Georgia.............................................................             31                7,736,000
        Hawaii..............................................................              3                  517,000
        Illinois............................................................              8                2,426,000
        Indiana.............................................................              1                  147,000
        Louisiana...........................................................              6                1,707,000
        Maryland............................................................             27                9,240,000
        Massachusetts.......................................................              7                1,996,000
        Michigan............................................................              7                3,150,000
        Missouri............................................................              3                1,072,000
        Nevada..............................................................              5                  744,000
        New Jersey..........................................................             32                8,089,000
        New Mexico..........................................................              9                2,958,000
        New York............................................................              9                2,780,000
        North Carolina......................................................              2                  496,000
        Ohio................................................................              1                  366,000
        Oklahoma............................................................              7                1,983,000
        Pennsylvania........................................................              8                3,165,000
        Tennessee...........................................................              1                  161,000
        Texas...............................................................             23                7,294,000
        Virginia............................................................             42               14,798,000
        Washington..........................................................             11                1,947,000
        Wisconsin...........................................................              1                  132,000
                                                                                      -----             ------------

                                                                                                         400,236,000

        Plus premium........................................................                               1,978,000
        Plus unrealized gain on mortgage loans
          included in debt securities.......................................                               4,651,000
                                                                                                        ------------

             Total..........................................................          1,470             $406,865,000
                                                                                      =====             ============

       EXHIBIT
       NUMBER
       ------
        1.3         Sales Agency Agreement dated as of December 6,
                    1995 between Capstead Mortgage Corporation and
                    PaineWebber Incorporated (the "Sales Agency
                    Agreement")(6)
        1.4         Amendment No. 1 to the Sales Agency Agreement
                    dated as of September 10, 1996 between Capstead
                    Mortgage Corporation and PaineWebber
                    Incorporated (the "Common Stock Sales Agency
                    Agreement")(8)
        1.5         Sales Agency Agreement dated as of August 17,
                    1996 Capstead Mortgage Corporation and
                    PaineWebber Incorporated (the "Series B
                    Preferred Stock 1996 Sales Agency
                    Agreement")(8)
        1.6         The Second Amendment dated as of March 4, 1997
                    to the Sales Agency Agreement dated as of
                    December 6, 1995 between the Company and
                    PaineWebber Incorporated (the "Common Stock
                    Sales Agency Agreement")(9)
        1.7         The First Amendment dated as of March 4, 1997
                    to the Sales Agency Agreement dated as of
                    September 17, 1996 between the Company and
                    PaineWebber Incorporated (the "Series B
                    Preferred Stock 1996 Sales Agency
                    Agreement")(9)
        1.8         The Third Amendment dated as of November 17,
                    1997 to the Sales Agency Agreement dated as of
                    December 6, 1995 between the Company and
                    PaineWebber Incorporated (the "Sales Agency
                    Agreement")(11)
        3.1(a)      Charter of the Company, which includes Articles
                    of Incorporation, Articles Supplementary for
                    each outstanding Series of Preferred Stock and
                    all other amendments to such Articles of
                    Incorporation(4)
        3.1(b)      Articles Supplementary ($1.26 Cumulative
                    Convertible Preferred Stock, Series B)(3)
        3.2         Bylaws of the Company, as amended(4)
       10.21        1990 Employee Stock Option Plan(1)
       10.22        1990 Directors' Stock Option Plan(2)
                    Employment Agreement dated August 1, 1992
                    between Capstead Mortgage Corporation
       10.23        and Ronn K. Lytle(3)
       10.24        Restricted Stock Grant Agreement dated
                    August 1, 1992 between Capstead Mortgage
                    Corporation and Ronn K. Lytle(3)
       10.25        1994 Flexible Long Term Incentive Plan(5)
       10.26        1994 Capstead Inc. Restricted Stock Plan(5)
       10.27        Capstead Mortgage Corporation Deferred
                    Compensation Plan(5)
       10.28        Summary of Employment Agreement dated
                    December 9, 1993 between Capstead Mortgage
                    Corporation and Christopher T. Gilson(5)
       10.29        Capstead Mortgage Corporation Incentive Bonus
                    Plan(7)
       10.30        Amendment to the 1994 Flexible Long Term
                    Incentive Plan(7)
       10.31        Amendment No. 1 dated March 31, 1997 to the
                    Employment Agreement dated August 1, 1992
                    between the Company and Ronn K. Lytle(10)

         EXHIBIT
         NUMBER
         ------
           10.32      1997 Flexible Long Term Incentive Plan(10)
           11         Computation of per share earnings*
           12         Computation of ratio of earnings to combined
                      fixed charges and preferred stock dividends*
           13         Portions of the Annual Report to Stockholders
                      of the Company for the year ended December 31,
                      1997*
           21         List of subsidiaries of the Company*
           23         Consent of Ernst & Young LLP, Independent Auditors*
           27         Financial Data Schedule (electronic filing only)*

(1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40016) dated April 29, 1991
(2) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992
(4) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-62212) dated May 6, 1993
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994
(6) Incorporated by reference to the Company's Current Report of Form 8-K dated December 6, 1995
(7) Incorporated by reference to the Company's 10-Q for the quarterly period ended March 31, 1996
(8) Incorporated by reference to the Company's Current Report of Form 8-K dated August 20, 1996
(9) Incorporated by reference to the Company's Current Report of Form 8-K dated March 26, 1997
(10) Incorporated by reference to the Company's 10-Q for the quarterly period ended March 31, 1997
(11) Incorporated by reference to the Company's Current Report of Form 8-K dated December 23, 1997

 *    Filed herewith