Form 10-Q
period 1998-03-31
CAPSTEAD MORTGAGE CORP
filed 1998-05-11
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ------  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1998

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


Common Stock ($0.01 par value)                     61,000,520 as of May 4, 1998

================================================================================

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                      INDEX



                                                                                                             PAGE
                                                                                                             ----
                                         PART I. -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

   Consolidated Balance Sheet -- March 31, 1998 and December 31, 1997.....................................    3

   Consolidated Statement of Income -- Quarter Ended
     March 31, 1998 and 1997..............................................................................    4

   Consolidated Statement of Stockholders' Equity  --
     Quarter Ended March 31, 1998 and 1997................................................................    5

   Consolidated Statement of Cash Flows -- Quarter Ended
     March 31, 1998 and 1997..............................................................................    6

   Notes to Consolidated Financial Statements.............................................................    7

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................................................   13

ITEM 4. Submission of Matters to a Vote of Security Holders...............................................   22


                                           PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K..................................................................   22

SIGNATURES................................................................................................   23

                        PART I. -- FINANCIAL INFORMATION
                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 1.       FINANCIAL STATEMENTS


                                                MARCH 31, 1998     DECEMBER 31, 1997
                                                --------------     -----------------
                                                  (UNAUDITED)
ASSETS
   Mortgage investments                          $  6,709,131        $  6,114,130
   CMO collateral and investments                   5,588,415           5,195,436
                                                 ------------        ------------
                                                   12,297,546          11,309,566

   Mortgage servicing rights                          713,326             684,765
   Prepaids, receivables and other                    305,147             345,807
   Cash and cash equivalents                           27,245              17,377
                                                 ------------        ------------

                                                 $ 13,343,264        $ 12,357,515
                                                 ============        ============

LIABILITIES
   Short-term borrowings                         $  7,777,926        $  7,099,706
   Collateralized mortgage obligations              4,644,969           4,309,455
   Accounts payable and accrued expenses               29,321              51,323
   Mortgage servicing rights
     acquisitions payable                              33,808               8,423
                                                 ------------        ------------
                                                   12,486,024          11,468,907
                                                 ------------        ------------

STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value;
     100,000 shares authorized:
       $1.60 Cumulative Preferred Stock,
         Series A, 399 and 408 shares
         issued and outstanding ($6,544
         aggregate liquidation preference)              5,574               5,698
       $1.26 Cumulative Convertible
         Preferred Stock, Series B, 17,215
         and 17,081 shares issued and
         outstanding ($195,907 aggregate
         liquidation preference)                      191,933             189,800
   Common stock - $0.01 par value; 100,000
     shares authorized; 60,453 and 58,541
     shares issued and outstanding                        605                 585
   Paid-in capital                                    759,952             732,295
   Undistributed income                                12,113              12,676
   Accumulated other comprehensive
     income (loss)                                   (112,937)            (52,446)
                                                 ------------        ------------
                                                      857,240             888,608
                                                 ------------        ------------

                                                 $ 13,343,264        $ 12,357,515
                                                 ============        ============




See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          QUARTER ENDED
                                                            MARCH 31
                                                   --------------------------
                                                      1998             1997
                                                   ---------        ---------
INTEREST INCOME:
   Mortgage investments                            $  98,784        $  77,904
   CMO collateral and investments                     94,235           87,377
                                                   ---------        ---------
       Total interest income                         193,019          165,281
                                                   ---------        ---------

INTEREST AND RELATED EXPENSES:
   Short-term borrowings:
     Mortgage investments                             88,410           64,855
     CMO investments                                  11,326            6,235
   Collateralized mortgage obligations                77,803           70,499
   Mortgage insurance and other                        1,112            1,426
                                                   ---------        ---------
       Total interest and related expenses           178,651          143,015
                                                   ---------        ---------
         Net margin on mortgage assets                14,368           22,266
                                                   ---------        ---------

MORTGAGE SERVICING REVENUES:
   Servicing fees                                     33,517           30,132
   Other                                              14,303            8,606
                                                   ---------        ---------
       Total mortgage servicing revenues              47,820           38,738
                                                   ---------        ---------

MORTGAGE SERVICING EXPENSES:
   Direct servicing expenses                           5,628            4,016
   Indirect servicing expenses                         1,679            1,725
   Amortization of mortgage servicing rights          19,928           14,026
   Interest                                            5,740            4,929
                                                   ---------        ---------
       Total mortgage servicing expenses              32,975           24,696
                                                   ---------        ---------
         Net margin on mortgage servicing             14,845           14,042
                                                   ---------        ---------

OTHER REVENUES:
   Gain on sales and other                             6,869            2,600
   CMO administration                                    829              820
                                                   ---------        ---------
       Total other revenues                            7,698            3,420
                                                   ---------        ---------

OTHER OPERATING EXPENSES                               1,841            2,340
                                                   ---------        ---------

NET INCOME                                         $  35,070        $  37,388
                                                   =========        =========

Net income                                         $  35,070        $  37,388
   Less cash dividends on preferred stock             (5,555)          (7,198)
                                                   ---------        ---------
Net income available to common stockholders        $  29,515        $  30,190
                                                   =========        =========

NET INCOME PER COMMON SHARE:
   Basic                                           $    0.50        $    0.65
   Diluted                                              0.48             0.58

CASH DIVIDENDS PAID PER SHARE:
   Common                                          $   0.500            0.580
   Series A Preferred                                  0.400            0.400
   Series B Preferred                                  0.315            0.315

See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                    PREFERRED         COMMON          PAID-IN      UNDISTRIBUTED     COMPREHENSIVE
                                      STOCK           STOCK           CAPITAL         INCOME          INCOME (LOSS)         TOTAL
                                    ---------        ---------       ---------       ---------        ------------        ---------
MARCH 31, 1998
Balance at December 31, 1997        $ 195,498        $     585       $ 732,295       $  12,676        $    (52,446)       $ 888,608
                                                                                                                          ---------
Comprehensive income (loss):
 Net income                                --               --              --          35,070                  --           35,070
 Other comprehensive income:
  Change in unrealized loss
   on debt securities, net
   of reclassification amount              --               --              --              --             (60,491)         (60,491)
                                                                                                                           --------
     Total comprehensive                                                                                                    (25,421)
      income (loss)                                                                                                        --------
Cash dividends:
 Common ($0.50 per share)                  --               --              --         (30,078)                 --          (30,078)
 Preferred:
  Series A ($0.40 per share)               --               --              --            (160)                 --             (160)
  Series B ($0.315 per share)              --               --              --          (5,395)                 --           (5,395)
Conversion of preferred stock            (529)               6             523              --                  --               --
Additions to capital                    2,538               14          27,134              --                  --           29,686
                                    ---------        ---------       ---------       ---------        ------------        ---------
Balance at March 31, 1998           $ 197,507        $     605       $ 759,952       $  12,113        $   (112,937)       $ 857,240
                                    =========        =========       =========       =========        ============        =========


MARCH 31, 1997
Balance at December 31, 1996        $ 266,396        $     447       $ 461,045       $   4,582        $     (5,601)       $ 726,869
                                                                                                                          ---------
Comprehensive income:
 Net income                                --               --              --          37,388                  --           37,388
 Other comprehensive income:
  Change in unrealized loss
   on debt securities, net
   of reclassification amount              --               --              --              --              13,235           13,235
                                                                                                                          ---------
     Total comprehensive                                                                                                     50,623
      income                                                                                                              ---------
Cash dividends:
 Common ($0.58 per share)                  --               --              --         (27,344)                 --          (27,344)
 Preferred:
  Series A ($0.40 per share)               --               --              --            (180)                 --             (180)
  Series B ($0.315 per share)              --               --              --          (7,018)                 --           (7,018)
Conversion of preferred stock         (22,793)              15          22,778              --                  --               --
Additions to capital                    3,881               16          32,162              --                  --           36,059
                                    ---------        ---------       ---------       ---------        ------------        ---------
Balance at March 31, 1997           $ 247,484        $     478       $ 515,985       $   7,428        $      7,634        $ 779,009
                                    =========        =========       =========       =========        ============        =========



See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          QUARTER ENDED
                                                                            MARCH 31
                                                                 ------------------------------
                                                                    1998               1997
                                                                 -----------        -----------
OPERATING ACTIVITIES:
   Net income                                                    $    35,070        $    37,388
   Noncash items:
     Amortization of discount and premium                             42,563             23,352
     Amortization of mortgage servicing rights                        19,928             14,028
     Depreciation and other amortization                               1,465              1,016
   Net change in prepaids, receivables, other
     assets, accounts payable and accrued expenses                    (4,259)             2,211
   Net gain from investing activities                                 (6,826)            (2,453)
                                                                 -----------        -----------
       Net cash provided by operating activities                      87,941             75,542
                                                                 -----------        -----------

INVESTING ACTIVITIES:
   Purchases of mortgage investments                              (1,778,499)          (405,272)
   Purchases of CMO collateral                                      (597,934)                --
   Purchases of CMO investments                                     (123,240)           (52,058)
   Purchases of mortgage servicing rights                            (39,832)           (31,656)
   Purchases of derivative financial instruments                     (54,250)           (10,937)
   Principal collections on mortgage investments                     568,790            258,983
   Proceeds from sales of mortgage assets                            682,690            178,605
   Proceeds from sales of derivative financial instruments            32,360                 --
   CMO collateral:
     Principal collections                                           202,891            111,157
     Decrease in accrued interest receivable                           1,841                723
     Increase in short-term investments                               (2,509)            (1,910)
                                                                 -----------        -----------
       Net cash provided (used) by investing activities           (1,107,692)            47,635
                                                                 -----------        -----------

FINANCING ACTIVITIES:
   Increase in short-term borrowings                                 678,220             22,558
   Increase (decrease) in mortgage servicing
     acquisitions payable                                             25,385            (39,544)
   Collateralized mortgage obligations:
     Issuance of securities                                          597,934                 --
     Principal payments on securities                               (264,118)          (110,792)
     Increase (decrease) in accrued interest payable                  (1,012)               962
   Capital stock transactions                                         28,843             35,776
   Dividends paid                                                    (35,633)           (34,542)
                                                                 -----------        -----------
       Net cash provided (used) by financing activities            1,029,619           (125,582)
                                                                 -----------        -----------

Net change in cash and cash equivalents                                9,868             (2,405)
Cash and cash equivalents at beginning of period                      17,377             21,003
                                                                 -----------        -----------

Cash and cash equivalents at end of period                       $    27,245        $    18,598
                                                                 ===========        ===========



See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


NOTE 1 -- BUSINESS

Capstead Mortgage Corporation, a national mortgage banking firm, earns income from servicing mortgage loans, investing in mortgage assets and other investment strategies. The Company's business plan is to build a mortgage banking operation with investments in mortgage servicing and mortgage assets with the goal of producing reasonably balanced operating results in a variety of interest rate environments.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

On January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in financial statements. Currently, as the term relates to the Company, comprehensive income consists of net income plus the change in unrealized gains and losses on debt securities classified as available-for-sale that is included as a component of stockholders' equity. The Company has elected to meet the reporting requirements of SFAS 130 by providing a modified consolidated statement of stockholders' equity with its interim financial data issued for external reporting purposes. The adoption of SFAS 130 has not had any impact on the results of operations or financial position of the Company.

NOTE 3 -- MORTGAGE SERVICING

The following table provides information regarding the primary mortgage servicing portfolio (which excludes subservicing) and the related investment in mortgage servicing rights (dollars in thousands):

                                               UNPAID                                  MORTGAGE
                                              PRINCIPAL             NUMBER            SERVICING
                                               BALANCE             OF LOANS             RIGHTS
                                             ------------        ------------        ------------
Loans serviced at December 31, 1997          $ 42,059,027             441,277        $    684,765
   Additions:
     Adjustments to prior acquisitions                 --                  --                 785
     Purchases                                         --                  --                  --
     Production                                    55,805                 523                 979
   Run-off/amortization*                       (2,118,508)            (17,406)            (18,084)
   Results of hedging activity                         --                  --               7,132
                                             ------------        ------------        ------------
Loans serviced at March 31, 1998               39,996,324             424,394             675,577
Purchases pending transfer                      1,766,690              16,112              37,749
                                             ------------        ------------        ------------
Total portfolio at March 31, 1998            $ 41,763,014             440,506        $    713,326
                                             ============        ============        ============

*    EXCLUDES HEDGE INSTRUMENT AMORTIZATION.

In addition, as of March 31, 1998, the Company subserviced $13.7 billion of single-family mortgage loans under a subservicing arrangement with a large national mortgage conduit.

The Company's investment in mortgage servicing rights had an aggregate fair value of approximately $721 million at March 31, 1998. The fair value of the servicing rights for each stratum of the servicing portfolio exceeded recorded amounts (adjusted for hedging activities); therefore, no impairment charges or direct write-offs of mortgage servicing rights have been recorded. At March 31, 1998 floors held as hedges of servicing rights had related notional amounts totaling $9.7 billion and unrealized gains of $10.1 million.

NOTE 4 -- MORTGAGE INVESTMENTS

Mortgage investments and the related average effective interest rates (calculated including mortgage insurance costs on non-agency securities and excluding unrealized gains and losses) were as follows (dollars in thousands):

                                        AS OF                           QUARTER ENDED
                                       MARCH 31                            MARCH 31
                              ---------------------------        ----------------------------
                                1998             1997              1998              1997
                              ----------       ----------        ----------        ----------
Agency securities:
   Fixed-rate                 $1,384,641       $  455,512              6.53%             6.38%
   Medium-term                   716,677               --              6.16                --
   Adjustable-rate             3,924,110        3,945,105              5.90              6.28
Non-agency securities:
   Fixed-rate                    141,006            3,952              8.33              8.82
   Medium-term                   357,319          261,188              6.33              6.69
   Adjustable-rate               147,673          123,988              7.00              7.16
   Production warehouse           37,705               --              6.82                --
                              ----------       ----------        ----------        ----------
                              $6,709,131       $4,789,745              6.14%             6.37%
                              ==========       ==========        ==========        ==========

The Company classifies its mortgage investments by interest rate characteristics of the underlying mortgage loans. Fixed-rate mortgage investments either (i) have fixed rates of interest for their entire terms, (ii) have an initial fixed-rate period of 10 years after origination and then adjust annually based on a specified margin over 1-year U.S. Treasury Securities ("1-year Treasuries"), or (iii) were previously classified as medium-term and have adjusted to a fixed rate for the remainder of their terms. Medium-term mortgage investments either have (i) an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year Treasuries, (ii) initial interest rates that adjust one time, approximately 5 years following origination of the mortgage loan, based on a specified margin over Federal National Mortgage Association ("Fannie Mae") yields for 30-year, fixed-rate commitments at the time of adjustment, or (iii) fixed-rate mortgage securities that have expected weighted average lives of 5 years or less. Adjustable-rate mortgage investments either (i) adjust semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), (ii) adjust annually based on a specified margin over 1-year Treasuries, or (iii) were previously classified as medium-term and have begun adjusting annually based on a specified margin over 1-year Treasuries.

Agency securities consist of mortgage-backed securities issued by government-sponsored entities, either Freddie Mac, Fannie Mae or Ginnie Mae (collectively, "Agency Securities"). Non-agency securities consist of AAA-rated private mortgage pass-through and other AAA-rated private mortgage securities (together, "Non-agency Securities") and also includes mortgage loans held for sale in connection with production activities. The maturity of mortgage-backed securities is directly affected by the rate of principal prepayments on the underlying mortgage loans. At March 31, 1998 Agency Securities and Non-agency Securities were pledged to secure short-term borrowings.

NOTE 5 -- CMO COLLATERAL AND INVESTMENTS

Collateralized mortgage obligation ("CMO") collateral consists of mortgage securities and related investments pledged to secure CMO borrowings ("Pledged CMO Collateral"). CMO investments include investments in Agency Trust interest-only mortgage securities (see below) and investments in other CMO securities such as other agency and private-issue interest-only and principal-only mortgage securities. The components of CMO collateral and investments are summarized as follows (in thousands):

                                                  MARCH 31, 1998    DECEMBER 31, 1997
                                                  --------------    -----------------
Pledged CMO collateral:
   Pledged mortgage securities                     $  4,654,115       $  4,326,696
   Short-term investments                                18,109             15,600
   Accrued interest receivable                           28,414             26,760
                                                   ------------       ------------
                                                      4,700,638          4,369,056
   Unamortized premium                                    2,684              2,752
                                                   ------------       ------------
                                                      4,703,322          4,371,808
CMO investments:
   Agency Trust interest-only
     mortgage securities                                871,185            809,757
   Other CMO investments                                 13,908             13,871
                                                   ------------       ------------
                                                   $  5,588,415       $  5,195,436
                                                   ============       ============

Pledged mortgage securities consist of fixed-rate, medium-term and adjustable-rate mortgage-backed securities. All principal and interest on pledged mortgage securities is remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on pledged mortgage securities and reinvestment income earned thereon are available for the payment of principal and interest on CMOs issued by the Company. The weighted average effective interest rate for total Pledged CMO Collateral was 7.13 percent during the quarter ended March 31, 1998.

Agency Trust interest-only mortgage securities are entitled to receive 100 percent of coupon interest stripped from pools of Fannie Mae and Freddie Mac mortgage-backed securities. At March 31, 1998 the Company's investment in Agency Trust interest-only mortgage securities, after certain hedging costs, yielded
7.23 percent with related notional amounts aggregating $3.0 billion. Floors held as hedges of these investments had related notional amounts totaling $12.3 billion and unrealized gains of $6.0 million at March 31, 1998. These and certain other CMO investments were pledged to secure short-term borrowings as of March 31, 1998.

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

The fair value of mortgage and CMO investments was estimated using (i) quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements, or (ii) offer prices for similar assets or market positions. The fair value of Pledged CMO Collateral was based on projected cash flows after payment on the related CMOs determined using market discount rates and prepayment assumptions. The maturity of Pledged CMO Collateral is directly affected by the rate of principal payments by mortgagors and clean-up calls of the remaining CMOs outstanding.

The following table summarizes fair value disclosures for available-for-sale debt securities (in thousands):

                                                      GROSS             GROSS
                                                    UNREALIZED        UNREALIZED           FAIR
                                     COST              GAINS            LOSSES             VALUE
                                  -----------       -----------       -----------       -----------
AS OF MARCH 31, 1998
Mortgage investments:
   Agency Securities:
     Fixed-rate                   $ 1,392,799       $     1,827       $     9,985       $ 1,384,641
     Medium-term                      715,311             1,649               283           716,677
     Adjustable-rate                3,912,295            18,313             6,498         3,924,110
   Non-agency Securities:
     Fixed-rate                        46,796               981                --            47,777
     Medium-term                      272,193               703               180           272,716
     Adjustable-rate                  144,735             2,938                --           147,673
CMO investments                     1,007,495               991           123,393           885,093
                                  -----------       -----------       -----------       -----------
                                  $ 7,491,624       $    27,402       $   140,339       $ 7,378,687
                                  ===========       ===========       ===========       ===========

AS OF DECEMBER 31, 1997
Mortgage investments:
     Agency Securities:
       Fixed-rate                 $   875,928       $     2,903       $     7,454       $   871,377
       Medium-term                    615,360             1,678                46           616,992
       Adjustable-rate              4,017,109            19,850             6,499         4,030,460
     Non-agency Securities:
       Fixed-rate                      39,416               878                --            40,294
       Medium-term                    222,054               398                28           222,424
       Adjustable-rate                161,116             3,459                --           164,575
   CMO investments                    891,213               332            67,917           823,628
                                  -----------       -----------       -----------       -----------
                                  $ 6,822,196       $    29,498       $    81,944       $ 6,769,750
                                  ===========       ===========       ===========       ===========

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to clean-up calls and held as Non-agency Securities. The following table summarizes fair value disclosures for debt securities held-to-maturity (in thousands):

                                                   GROSS             GROSS
                                                 UNREALIZED       UNREALIZED          FAIR
                                  COST             GAINS            LOSSES            VALUE
                                ----------       ----------       ----------       ----------
AS OF MARCH 31, 1998
   Pledged CMO Collateral       $4,703,322       $    2,958       $   47,025       $4,659,255
   Non-agency Securities           215,537            3,239               --          218,776
                                ----------       ----------       ----------       ----------
                                $4,918,859       $    6,197       $   47,025       $4,878,031
                                ==========       ==========       ==========       ==========

AS OF DECEMBER 31, 1997
   Pledged CMO Collateral       $4,371,808       $    2,988       $   48,955       $4,325,841
   Non-agency Securities           168,008              918               --          168,926
                                ----------       ----------       ----------       ----------
                                $4,539,816       $    3,906       $   48,955       $4,494,767
                                ==========       ==========       ==========       ==========

Sales of released CMO collateral occasionally occur provided the collateral has paid down to within 15 percent of its original issuance amounts. The following table summarizes disclosures related to dispositions of debt securities held available-for-sale and held-to-maturity (in thousands):

                                                        QUARTER ENDED MARCH 31
                                                        -----------------------
                                                          1998           1997
                                                        --------       --------
Sale of securities held available-for-sale:
   Amortized cost                                       $651,473       $101,418
   Gains*                                                  4,721            877

Sale of released CMO collateral held-to-maturity:
   Amortized cost                                          5,022         73,324
   Gains                                                     471          2,986

 * REPRESENTS THE RECLASSIFICATION AMOUNT INCLUDED IN OTHER COMPREHENSIVE INCOME AS A COMPONENT OF THE CHANGE IN UNREALIZED LOSSES ON DEBT SECURITIES HELD AVAILABLE-FOR-SALE.

NOTE 7 -- NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                              QUARTER ENDED MARCH 31
                                        ------------------------------------------------------------------
                                                    1998                                 1997
                                        -----------------------------        -----------------------------
                                          AMOUNT            AVERAGE             AMOUNT           AVERAGE
                                        -----------       -----------        -----------       -----------
Interest income:
   Mortgage investments                 $    98,784              6.17%       $    77,904              6.41%
   CMO collateral and investments            94,235              7.18             87,377              7.83
                                        -----------                          -----------
     Total interest income                  193,019                              165,281
                                        -----------                          -----------

Interest expense:
   Short-term borrowings                     99,736              5.63             71,090              5.43
   CMOs                                      77,803              7.36             70,499              7.51
                                        -----------                          -----------
     Total interest expense                 177,539                              141,589
                                        -----------                          -----------
Net interest                            $    15,480                          $    23,692
                                        ===========                          ===========

The following table summarizes increases (decreases) in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter ended March 31, 1998 compared to the same period in 1997 (in thousands):

                                          RATE*             VOLUME*          TOTAL
                                        ----------        ----------       ----------
Interest income:
   Mortgage investments                 $   (3,053)       $   23,933       $   20,880
   CMO collateral and investments           (7,605)           14,463            6,858
                                        ----------        ----------       ----------
     Total interest income                 (10,658)           38,396           27,738
                                        ----------        ----------       ----------

Interest expense:
   Short-term borrowings                     2,662            25,984           28,646
   CMOs                                     (1,461)            8,765            7,304
                                        ----------        ----------       ----------
     Total interest expense                  1,201            34,749           35,950
                                        ----------        ----------       ----------
Net interest                            $  (11,859)       $    3,647       $   (8,212)
                                        ==========        ==========       ==========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

OVERVIEW

The Company's business plan is to build a mortgage banking operation with investments in mortgage securities and mortgage servicing with the goal of producing reasonably balanced operating results in a variety of interest rate environments.

During 1997 mortgage interest rates peaked in late spring and then declined nearly 1 1/2 percentage points by early January 1998 which has spurred prepayments on the Company's mortgage and collateralized mortgage obligation ("CMO") investments and its mortgage servicing portfolio. Although having recovered somewhat from their January lows, as of quarter-end mortgage rates were lower than at year-end and prepayment rates remain high. Meanwhile, the Company's borrowing rates have remained above 5 1/2 percent for the quarter. This relatively flat yield curve environment, where short-term interest rates are near or equal to long-term interest rates, has significantly narrowed the net interest margin earned by the Company on its mortgage and CMO investments. The Company does not believe that the current flat yield curve environment will persist indefinitely. At some point it is expected to steepen allowing net interest margins to recover to more acceptable levels (see "Effects of Interest Rate Changes").

Lower long-term interest rates have also negatively impacted the value of the Company's CMO investments, which consist primarily of interest-only mortgage securities and the Company's mortgage servicing portfolio. Neither portfolio was impaired at quarter-end which would have required a charge to earnings. If the current interest rate environment persists for the remainder of 1998, including current levels of prepayments, the interest-only securities will not become impaired; however, the mortgage servicing portfolio may become impaired. If long-term rates decline further, the Company may be required to take impairment charges on both portfolios sooner. For instance, if the 10-year U.S. Treasury rate were to decline from its level at quarter-end of 5.65 percent to 5.00 percent, the Company may be required to take impairment charges, net of the benefits of hedges, totaling up to $125 million against earnings. Derivative financial instruments, specifically interest rate floors, are held as a partial hedge against interest rate risk on interest-only mortgage securities and mortgage servicing (see "Effects of Interest Rate Changes"). Throughout 1997 and early in the current quarter, the Company increased its interest rate floor positions in light of the potential for further declines in long-term interest rates. Although the partial recovery in long-term rates by quarter-end negatively impacted the value of interest rate floors acquired during the current quarter, these floor positions will benefit these portfolios if rates decline further.

The Company continues to evaluate its investment strategies and may decide it is prudent to restructure its portfolios to mitigate exposure to potential impairment (see "Effects of Interest Rate Changes"). It is important to note that any such impairment and/or restructuring charges are not expected to negatively impact the common stock dividend. In fact, future earnings and dividends would be enhanced to the extent the Company will have less amortization expense related to these assets.

MORTGAGE INVESTMENTS

Adjustable-rate mortgage ("ARM") mortgage-backed securities have been particularly hard hit by prepayments because homeowners are finding that it has become increasingly advantageous to refinance into lower rate fixed-rate mortgage loans. As a result, purchase premiums paid by the Company for ARM securities must be amortized to income sooner than originally anticipated (see "Effects of Interest Rate Changes"). In light of expected high prepayments on ARM securities, the Company began expanding its investment focus in the third quarter of 1997 to include more medium-term and fixed-rate mortgage securities. This restructuring continued in the first quarter of 1998. In addition, the Company has continued to reduce its exposure to prepayment risk by decreasing the average premium paid for mortgage securities and purchasing lower interest rate mortgage securities. Facilitating this restructuring has been a decline in premium prices commanded by the market for ARM securities, making these securities more attractive investment opportunities going forward. These changes have improved the Company's ongoing earnings performance in the current interest rate environment.

As of March 31, 1998, holdings of mortgage investments totaled $6.7 billion with ARM mortgage-backed securities representing $4.1 billion, or 61 percent of the total. This compares to $4.5 billion of ARM securities representing 82 percent of total mortgage investments at June 30, 1997. As of March 31, 1998, medium-term and fixed-rate mortgage securities totaled $2.6 billion and represented 39 percent of total mortgage investments, up from $1.0 billion, or 18 percent at June 30, 1997. During the quarter ended March 31, 1998, the Company acquired a total of $1.6 billion of mortgage-backed securities issued by government-sponsored entities, either Freddie Mac, Fannie Mae or Ginnie Mae (collectively, "Agency Securities"), and $101 million of medium-term, AAA-rated fixed-rate private mortgage securities (together with AAA-rated private mortgage pass-through securities and mortgage loans held for sale in connection with production activities, referred to as "Non-agency Securities").

CMO COLLATERAL AND INVESTMENTS

Prior to 1995 the Company had been an active issuer of CMOs and other securities backed by jumbo mortgage loans. The Company retained residual interests in these securitizations consisting primarily of interest-only and principal-only mortgage securities. Other than occasional CMO issuances (see below) or modest issuances of previously held residual interests, the Company has not been an active issuer of CMOs since 1994. In lieu of issuing CMOs, the Company has increased its CMO investments (defined as CMO collateral and investments, net of related bonds) by acquiring interest-only mortgage securities. During the quarter ended March 31, 1998, the Company acquired $123 million of Agency Trust interest-only mortgage securities, which represent the right to receive 100 percent of coupon interest stripped from pools of Agency mortgage-backed securities. After considering these acquisitions, CMO issuances, run-off and sales, as well as changes in market value, total CMO investments increased $57 million during the quarter to $943 million. Outstanding interest rate hedge positions, with a $12.3 billion notional amount, had a fair value of $123.0 million and carried a $6.0 million unrealized gain at March 31, 1998 that has been applied to the basis of the Company's investment in interest-only securities.

Since the Company exited the jumbo mortgage loan conduit business in 1995, it has maintained several finance subsidiaries with remaining capacity to issue CMOs and other securitizations ("securitization shelves"). In an effort to recover costs associated with these securitization shelves, and to add to the Company's CMO administration activities, the Company may, from time to time, purchase mortgage loans from originators or conduits and issue CMOs or other securities backed by these loans. The Company may or may not retain any residual economic interest in these securitizations. In the latter half of 1997 the Company completed two such CMO transactions totaling $1.1 billion and during the first quarter of 1998 issued a $598 million CMO.

MORTGAGE SERVICING

The Company commenced mortgage servicing operations in 1993 and through steady growth has become one of the 20 largest mortgage servicers in the country with a total mortgage servicing portfolio of $53.7 billion (including primary servicing and subservicing), a $9.7 billion increase from March 31, 1997. The primary mortgage servicing portfolio (which excludes pending transfers and subservicing) increased to $40.0 billion with a weighted average interest rate of 7.42 percent and earning an average annual service fee, excluding ancillary revenue and earnings on escrows, (the "Average Service Fee") of 30.8 basis points. The March 31, 1998 investment in mortgage servicing rights related to this portfolio was $676 million (169 basis points, or a 5.5 multiple of the Average Service Fee). An additional $1.8 billion of mortgage servicing acquired during the current quarter is pending transfer into the portfolio and is being subserviced by the sellers. These pending acquisitions have a weighted average interest rate of
7.94 percent earning an Average Service Fee of 44.7 basis points. At an average cost of 214 basis points, these acquisitions are being acquired at a 4.8 multiple.

Primary mortgage servicing portfolio run-off, consisting of prepayments and scheduled payments on mortgage loans serviced, was 20.39 percent during the quarter, up from 9.70 percent in the first quarter of 1997 and 15.11 percent in the fourth quarter of 1997. Outstanding interest rate hedge positions, with a $9.7 billion notional amount, had a fair value of $54.2 million at March 31, 1998 and carried a $11.0 million unrealized gain that has been applied to the basis of the Company's investment in mortgage servicing rights.

To help offset the increased run-off currently being experienced, the Company introduced a technology-driven refinancing program in January which allows the Company to offer a low cost, efficient refinancing alternative to its existing homeowners. This program has been well received with the Company closing a total of 523 loans having an unpaid principal balance of $55.8 million between February and quarter-end. Monthly production is expected to average $100 million or more this year and contribute significantly to 1998 income.

During 1996 the Company entered into a subservicing arrangement with a large national mortgage conduit. As of March 31, 1998, the subservicing portfolio totaled $13.7 billion. An advantage of subservicing arrangements is that further growth and enhanced efficiencies can be achieved without the capital investment and prepayment risk associated with owning additional mortgage servicing rights. This arrangement is viewed by the Company as a confirmation of the quality and cost effectiveness of the mortgage servicing operation and could lead to other such relationships in the future.

CAPITAL

The following table summarizes the Company's utilization of capital as of March 31, 1998 (in thousands):

                                                                                    CAPITAL
                                               ASSETS          BORROWINGS           EMPLOYED
                                             -----------       -----------         -----------
Agency Securities:
   Fixed-rate                                $ 1,384,641       $ 1,376,079         $     8,562
   Medium-term                                   716,677           698,310              18,367
   Adjustable-rate                             3,924,110         3,830,383              93,727
Non-agency Securities:
   Fixed-rate                                    141,006           142,273              (1,267)
   Medium-term                                   357,319           384,449             (27,130)
   Adjustable-rate                               147,673           145,728               1,945
   Production warehouse                           37,705            26,501              11,204
CMO collateral and investments                 5,588,415         5,545,724*             42,691
Mortgage servicing rights                        713,326           248,808**           464,518
Derivative financial instruments                 178,238            58,448             119,790
                                             -----------       -----------         -----------
                                             $13,189,110       $12,456,703             732,407
                                             ===========         ===========
Other assets, net of other liabilities                                                 124,833
                                                                                   -----------
Total stockholders' equity                                                         $   857,240
                                                                                   ===========

*      INCLUDES APPROXIMATELY $901 MILLION OF RELATED SHORT-TERM BORROWINGS.

** REPRESENTS AMOUNTS OWED UNDER CONTRACTS FOR BULK PURCHASES OF MORTGAGE SERVICING RIGHTS AND $215 MILLION DRAWN ON A $625 MILLION LINE OF CREDIT SECURED BY EXISTING MORTGAGE SERVICING RIGHTS.

During the current quarter the Company raised $30 million of new capital through its dividend reinvestment and stock purchase programs, open market sales and stock compensation programs. As a result, book value per common share, before unrealized losses on debt securities held available-for-sale, rose modestly during the quarter to $13.16 per diluted share at March 31, 1998, compared to $13.12 at December 31, 1997. The proceeds from these issuances were profitably employed to increase investments in mortgage assets and mortgage servicing, enhancing the Company's earning capacity in aggregate, and more importantly, on a per share basis. The Company anticipates raising $120 million of capital in 1998. Because the Company distributes virtually all of its net income in dividends, it is important that the Company access the capital markets at favorable prices to continue its growth.

RESULTS OF OPERATIONS

Comparative net operating results (interest income or fee revenues, net of related interest expense and, in the case of mortgage servicing and CMO administration, related direct and indirect operating expenses) by source were as follows (in thousands, except percentages and per share amounts):

                                                          QUARTER ENDED
                                                             MARCH 31
                                                   ----------------------------
                                                      1998              1997
                                                   ----------        ----------
Agency securities                                  $    8,137        $   10,644
Non-agency securities                                   1,807             1,946
CMO investments                                         4,424             9,676
Mortgage servicing                                     14,845            14,042
Gain on sales and other                                 6,869             2,600
CMO administration                                        829               820
                                                   ----------        ----------
   Contribution to income                              36,911            39,728
Other operating expenses                                1,841             2,340
                                                   ----------        ----------
Net income                                         $   35,070        $   37,388
                                                   ==========        ==========
Net income per common share:
   Basic                                           $     0.50        $     0.65
   Diluted                                               0.48              0.58
Return on average stockholders' equity                  14.59%            19.76%

Operating results for the quarter ended March 31, 1998 declined from those achieved in the first quarter of 1997. Net income of $35.1 million represents a decrease of 6.2 percent over the same quarter in 1997 while diluted net income per common share decreased 17.2 percent. The benefit of larger holdings of mortgage assets was offset by a narrowing of financing spreads due to high levels of prepayments and higher short-term borrowing rates (see above, "Financial Condition"). Likewise, mortgage servicing results, while benefiting from growth in the subservicing portfolio and the Company's recent entry into production through selective refinancing of its existing customers, were hampered by higher amortization of mortgage servicing rights due to high prepayments. Lower long-term interest rates did allow for greater gain on sales during the quarter compared to the same period in 1997.

Agency Securities contributed less to income during the first quarter of 1998 than the same period in 1997. The benefit to operating results of a $1.3 billion (31 percent) increase in average holdings of these securities during the current quarter was offset by lower financing spreads primarily because of higher prepayments (see above, "Financial Condition"). Financing spreads for the first quarter of 1998 of 45 basis points were 40 basis points lower than spreads achieved in the same quarter of 1997. Agency Securities yields averaged 6.06 percent during the quarter, compared to 6.29 percent during the same period in 1997, while borrowing rates were higher at 5.61 percent, compared to 5.44 percent in the first quarter of 1997.

Non-agency Securities contributed less to income during the current quarter than in the same period in 1997 due primarily to a 49 basis point decrease in financing spreads despite a 44 percent increase in the average outstanding portfolio. Higher prepayments were not as significant an influence on the decline in financing spreads for this portfolio because of lower amounts of purchased premiums. However, the yields on new asset purchases are lower reflecting the general decline in interest rates. As a result of asset purchases (including the inclusion of mortgage loans from the new refinancing program) and CMO redemptions, the average outstanding portfolio was $681 million during the current quarter, compared to $473 million in the same period in 1997. Average yields for this portfolio (calculated including mortgage insurance costs) were
6.82 percent during the quarter, compared to 7.11 percent during the same period in 1997, while average borrowing rates were higher at 5.80 percent during the current quarter, compared to 5.60 percent during the same quarter in 1997.

CMO investments contributed substantially less to income during the current quarter than in the same period in 1997 despite a higher average portfolio of Agency Trust interest-only securities outstanding because of the impact of faster prepayment rates and higher hedging costs. Average holdings of these securities, including related hedge positions, increased 67 percent over the same period in 1997, while average yields (including hedging costs) dropped to
7.48 percent from 10.73 percent. Average borrowings were $903 million during the current quarter, compared to $638 million during the same period in 1997. Average borrowing rates were higher at 5.71 percent during the current quarter, compared to 5.51 percent during the same period in 1997.

Modestly higher mortgage servicing results reflect growth in the subservicing portfolio to $13.7 billion at the end of the current quarter from $5.1 billion at March 31, 1997 while the primary servicing portfolio grew only marginally to $41.8 billion from $40.7 billion at March 31, 1997. The Company's recent entry into refinancing mortgage loans in its primary servicing portfolio also contributed to current quarter results (see above, "Financial Condition"). Revenues increased to $47.8 million during the first quarter of 1998, compared to $38.7 million during the same quarter in 1997. Direct and indirect servicing expenses also increased, but not to the same extent as revenues, reflecting further efficiencies gained in the servicing process with continued growth in the total servicing portfolio. Amortization of mortgage servicing rights of $19.9 million during the first quarter of 1998 was higher than the $14.0 million recorded during the same quarter in 1997 primarily due to higher levels of prepayments caused by lower prevailing mortgage interest rates. Greater use of external borrowings secured by the primary mortgage servicing portfolio contributed to higher borrowing costs during the first quarter of 1998 compared to the same quarter in 1997.

Operating expenses during 1998 were lower than 1997 primarily because of lower compensation-related accruals.

During the quarter the Company sold $677 million of mortgage assets consisting of Agency Securities, Non-agency Securities and interest-only mortgage securities for gains totaling $5.3 million. This compares to sales of mortgage assets totaling $175 million during the same quarter in 1997 for gains of $3.9 million. In addition, the Company earned $1.6 million in the current quarter from a new strategy of writing call options on a portion of the Company's fixed-rate mortgage investments. If the calls are ultimately exercised, these securities will be sold at a gain in addition to earning the call premiums received when the calls were written. This compares to $1.4 million in losses incurred in the same period in 1997 on interest rate floor positions held for trading purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include monthly principal and interest payments on mortgage investments, short-term borrowings, excess cash flows on CMO investments, servicing fees and other revenue from mortgage servicing, proceeds from sales of mortgage assets and equity offerings (see above, "Financial Condition"). The Company currently believes that these funds are sufficient for growth of the mortgage servicing portfolio, the acquisition of mortgage assets, repayments on short-term borrowings, the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT") and common stock repurchases, if any, as described below. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

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

At March 31, 1998 the mortgage servicing operation had available $410 million of a $625 million revolving line of credit agreement with an investment banking firm that matures September 30, 1999. The line is to be used primarily to finance acquisitions of mortgage servicing rights on a collateralized basis. The agreement requires, among other things, that the mortgage servicing operation maintain certain financial ratios and specified levels of unencumbered servicing rights. The mortgage servicing operation is in compliance with all requirements. Interest rates on borrowings under this facility are based on LIBOR.

EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may impact the Company's earnings in various ways. The Company's earnings depend, in part, on the difference between the interest received on mortgage investments and the interest paid on related short-term borrowings. The resulting spread may be reduced in a rising short-term interest rate environment. Because a substantial portion of the Company's mortgage investments are ARM mortgage securities, the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on underlying ARM loans. Since ARM loans generally limit the amount of such increase during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying ARM loans resulting in a negative financing spread. The Company may invest in derivative financial instruments ("Derivatives") from time to time, specifically interest rate caps, as a hedge against rising interest rates on a portion of its short-term borrowings. Interest rate caps increase in value as related interest rates rise and decline in value when such rates fall.


Another effect of changes in interest rates is that, as long-term interest rates decrease, the rate of prepayment of mortgage loans underlying mortgage investments generally increases. To the extent the proceeds of prepayments on mortgage investments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such investments, earnings may be adversely affected. Because prolonged periods of high prepayments can significantly reduce the expected life of mortgage investments, the actual yields realized can be lower due to faster amortization of purchase premiums. In addition, the rates of interest earned on ARM investments generally will decline during periods of falling interest rates as the underlying ARM loans reset at lower rates.

Changes in interest rates also impact earnings recognized from CMO investments, which consist primarily of interest-only mortgage securities and fixed-rate CMO residuals. The amount of income that may be generated from interest-only mortgage securities is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below interest rates on the collateral, principal prepayments will increase, reducing or eliminating the overall return on these investments. Sustained periods of high prepayments can result in losses. Conversely, if mortgage interest rates rise, interest-only mortgage securities tend to perform favorably because underlying mortgage loans will generally prepay at slower rates thereby increasing overall returns.

CMO residuals behave similarly to interest-only mortgage securities . If mortgage interest rates fall, prepayments on the underlying mortgage loans generally will be higher thereby reducing or even eliminating overall returns on these investments. This is due primarily to the acceleration of the amortization of bond discounts, a noncash item, as bond classes are repaid more rapidly than originally anticipated. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, improving the overall return on an investment in a fixed-rate CMO residual because of an increase in time over which the Company receives the larger positive interest spread.

The Company periodically sells mortgage assets. Such sales may become attractive as values of mortgage assets fluctuate with changes in interest rates. At other times it may become prudent to restructure investment portfolios, for example, to mitigate exposure to potential impairment as discussed above (see "Financial Condition"). In either case, sales of mortgage assets may increase income volatility because of the recognition of transactional gains or losses.

The above discussion regarding how changes in interest rates impact mortgage assets also applies to the Company's investment in mortgage servicing rights. When mortgage interest rates rise, periodic amortization of amounts paid for mortgage servicing rights is less since the average lives of the related mortgage loans tend to be longer. Under these conditions, mortgage servicing rights become more valuable. Conversely, lower mortgage interest rates will spur prepayments thus reducing the time the Company can service the related loans. Sustained periods of high prepayments can result in losses on the Company's investment in mortgage servicing rights, particularly since this investment is evaluated for impairment on a disaggregated basis and impairment charges are necessary if the recorded amount for an individual servicing stratum exceeds its fair value.

The Company's business plan is to build a mortgage banking operation with investments in mortgage assets and mortgage servicing with the goal of producing reasonably balanced operating results in a variety of interest rate environments. The Company supplements its business plan from time to time with Derivatives held for trading purposes or to hedge certain assets, primarily interest-only mortgage securities and mortgage servicing rights. Most Derivatives used by the Company are interest rate floors that decrease in value when interest rates rise and increase in value when rates decline. Other Derivatives acquired from time to time may include interest rate caps, treasury futures contracts and options, written options on mortgage assets or various other Derivatives available in the market place that are compatible with the Company's risk management objectives. In instances where such Derivatives are designated as hedges, any changes in value adjust the basis of the assets hedged. In instances where Derivatives are held for trading purposes, changes in value are recorded in income as they occur, which could increase income volatility.

OTHER

Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Company utilizes a number of software systems to service mortgage loans, administer securitizations and manage its mortgage assets. The Company has made and will continue to make investments in its software systems and applications to ensure the Company is Year 2000 compliant. In addition, the Company has taken steps to ensure that the vendors it utilizes in various capacities and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant. This process is expected to be essentially complete by mid-1998. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company or results of operations.

This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Act of 1995) that inherently involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of unforeseen external factors. These factors may include, but are not limited to, changes in general economic conditions, fluctuations in interest rates, increases in costs and other general competitive factors.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders was held April 22, 1998.

(b) The following directors were elected to Board of Directors (constituting the entire Board of Directors):

                Bevis Longstreth                     Harriet E. Miers
                Paul M. Low                          William R. Smith
                Ronn K. Lytle                        John C. Tolleson

(c) The following items were voted on at the annual meeting:

                                                                                 VOTES
                                                       --------------------------------------------------------------
                                                                                        WITHHELD/           BROKER
                                                          FOR           AGAINST        ABSTENTIONS         NON-VOTES
                                                       ----------      ---------      -------------       -----------
  Election of Board Members:
    Bevis Longstreth..............                     50,584,781          -              448,632              -
    Paul M. Low...................                     50,571,999          -              461,414              -
    Ronn K. Lytle.................                     50,580,644          -              452,769              -
    Harriet E. Miers..............                     50,580,301          -              453,111              -
    William R. Smith..............                     50,589,871          -              443,542              -
    John C. Tolleson..............                     50,570,435          -              462,978              -

  Other matters (no other matters)


                          PART II. -- OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        The following Exhibits are presented herewith:

        Exhibit 11 - Computation of Earnings Per Share for the quarter ended
                     March 31, 1998 and 1997.

        Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

        Exhibit 27 - Financial Data Schedule (electronic filing only).

(b)     Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CAPSTEAD MORTGAGE CORPORATION





Date:  May 4, 1998                    By /s/ RONN K. LYTLE
                                         -------------------------------------
                                         Ronn K. Lytle
                                         Chairman and Chief Executive Officer





Date:  May 4, 1998                    By /s/ JULIE MOORE
                                         -------------------------------------
                                         Julie Moore
                                         Senior Vice President - Control
                                           and Treasurer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION
------                -----------
Exhibit 11 - Computation of Earnings Per Share for the quarter ended
             March 31, 1998 and 1997.

Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

Exhibit 27 - Financial Data Schedule (electronic filing only).