Form 10-Q
period 1998-06-30
CAPSTEAD MORTGAGE CORP
filed 1998-08-13
CIK 766701

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1998

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

Common Stock ($0.01 par value)                 61,576,000 as of August 11, 1998


===============================================================================

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX

                                         PART I. -- FINANCIAL INFORMATION
                                                                                                            PAGE
                                                                                                            ----
ITEM 1.       Financial Statements

   Consolidated Balance Sheet -- June 30, 1998 and December 31, 1997......................................    3

   Consolidated Statement of Operations -- Quarter and Six Months Ended
     June 30, 1998 and 1997...............................................................................    4

   Consolidated Statement of Cash Flows -- Six Months Ended
     June 30, 1998 and 1997...............................................................................    5

   Notes to Consolidated Financial Statements.............................................................    6

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............................................   14


                                           PART II. -- OTHER INFORMATION


ITEM 1.       Legal Proceedings...........................................................................   23

ITEM 5.       Other Information...........................................................................   23

ITEM 6.       Exhibits and Reports on Form 8-K............................................................   24

SIGNATURES................................................................................................   25

                        PART I. -- FINANCIAL INFORMATION
                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 1.       FINANCIAL STATEMENTS

                                                          JUNE 30, 1998      DECEMBER 31, 1997
                                                          -------------      -----------------
                                                          (UNAUDITED)
 ASSETS
    Mortgage securities and other investments           $     5,697,068      $     6,114,130
    CMO collateral and investments                            4,430,371            5,195,436
                                                        ---------------      ---------------
                                                             10,127,439           11,309,566

    Mortgage servicing rights                                   635,141              669,062
    Prepaids, receivables and other                             313,634              361,510
    Cash and cash equivalents                                    13,636               17,377
                                                        ---------------      ---------------

                                                        $    11,089,850      $    12,357,515
                                                        ===============      ===============

 LIABILITIES
    Short-term borrowings                               $     5,988,393      $     7,099,706
    Collateralized mortgage obligations                       4,348,652            4,309,455
    Accounts payable and accrued expenses                        28,599               51,323
    Mortgage servicing rights
      acquisitions payable                                       20,336                8,423
                                                        ---------------      ---------------
                                                             10,385,980           11,468,907
                                                        ---------------      ---------------

 STOCKHOLDERS' EQUITY
    Preferred stock - $0.10 par value;
      100,000 shares authorized:
        $1.60 Cumulative Preferred Stock,
          Series A, 375 and 408 shares
          issued and outstanding ($6,150
          aggregate liquidation preference)                       5,238                5,698
        $1.26 Cumulative Convertible
          Preferred Stock, Series B, 17,298 and
          17,081 shares issued and outstanding
          ($196,851 aggregate
          liquidation preference)                               193,206              189,800
    Common stock - $0.01 par value; 100,000
      shares authorized; 61,571 and 58,541
      shares issued and outstanding                                 616                  585
    Paid-in capital                                             781,260              732,295
    Undistributed income (loss)                                (292,388)              12,676
    Accumulated other comprehensive
      income (loss)                                              15,938              (52,446)
                                                        ---------------      ---------------
                                                                703,870              888,608
                                                        ---------------      ---------------

                                                        $    11,089,850      $    12,357,515
                                                        ===============      ===============



See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  QUARTER ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30                        JUNE 30
                                                           --------------------------      --------------------------
                                                              1998            1997            1998            1997
                                                           ----------      ----------      ----------      ----------
 INTEREST INCOME:
    Mortgage securities and other investments              $  104,213      $   79,473      $  202,997      $  157,377
    CMO collateral and investments                             97,658          83,542         191,893         170,919
                                                           ----------      ----------      ----------      ----------
        Total interest income                                 201,871         163,015         394,890         328,296
                                                           ----------      ----------      ----------      ----------

 INTEREST AND RELATED EXPENSES:
    Short-term borrowings:
      Mortgage securities and other investments                95,429          68,649         183,839         133,504
      CMO investments                                          10,997           5,788          22,323          12,023
    Collateralized mortgage obligations                        83,950          67,110         161,753         137,609
    Mortgage insurance and other                                  982           1,355           2,094           2,781
                                                           ----------      ----------      ----------      ----------
        Total interest and related expenses                   191,358         142,902         370,009         285,917
                                                           ----------      ----------      ----------      ----------
          Net margin on mortgage assets                        10,513          20,113          24,881          42,379
                                                           ----------      ----------      ----------      ----------

 MORTGAGE BANKING REVENUES:
    Servicing fees                                             33,316          30,726          66,833          60,859
    Production and other                                       19,942          10,813          34,247          19,419
                                                           ----------      ----------      ----------      ----------
        Total mortgage banking revenues                        53,258          41,539         101,080          80,278
                                                           ----------      ----------      ----------      ----------

 MORTGAGE SERVICING EXPENSES:
    Direct servicing expenses                                   5,769           4,281          11,397           8,296
    Indirect servicing expenses                                 1,551           1,826           3,230           3,551
    Amortization of mortgage servicing rights
      and related costs                                        22,479          16,385          42,408          30,412
    Impairment of mortgage servicing rights,
      net of related hedge gains                               45,000              --          45,000              --
    Interest                                                    5,612           5,482          11,353          10,412
                                                           ----------      ----------      ----------      ----------
        Total mortgage servicing expenses                      80,411          27,974         113,388          52,671
                                                           ----------      ----------      ----------      ----------
          Net margin on mortgage banking operations           (27,153)         13,565         (12,308)         27,607
                                                           ----------      ----------      ----------      ----------

 OTHER REVENUES (LOSSES):
    Gain on sales and other                                     4,235           8,685          11,104          11,285
    Loss on portfolio repositioning, net of
      related hedge gains                                    (255,321)             --        (255,321)             --
    CMO administration                                            945             864           1,774           1,684
                                                           ----------      ----------      ----------      ----------
        Total other revenues (losses)                        (250,141)          9,549        (242,443)         12,969
                                                           ----------      ----------      ----------      ----------

 OTHER OPERATING EXPENSES                                       1,351           3,556           3,192           5,896
                                                           ----------      ----------      ----------      ----------

 NET INCOME (LOSS)                                         $ (268,132)     $   39,671      $ (233,062)     $   77,059
                                                           ==========      ==========      ==========      ==========

 Net income (loss)                                         $ (268,132)     $   39,671      $ (233,062)     $   77,059
    Less cash dividends on preferred stock                     (5,589)         (6,663)        (11,144)        (13,862)
                                                           ----------      ----------      ----------      ----------
 Net income available (loss attributable)
    to common stockholders                                 $ (273,721)     $   33,008      $ (244,206)     $   63,197
                                                           ==========      ==========      ==========      ==========

 NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                                  $    (4.47)     $     0.67      $    (4.04)     $     1.32
    Diluted                                                     (4.47)           0.60           (4.04)           1.17

 CASH DIVIDENDS PAID PER SHARE:
    Common                                                 $    0.500      $    0.595      $    1.000      $    1.175
    Series A Preferred                                          0.400           0.400           0.800           0.800
    Series B Preferred                                          0.315           0.315           0.630           0.630

See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30
                                                                  ------------------------------------
                                                                        1998                 1997
                                                                  ---------------      ---------------
 OPERATING ACTIVITIES:
    Net income (loss)                                             $      (233,062)     $        77,059
    Noncash items:
      Amortization of discount and premium                                 90,151               47,116
      Amortization and impairment of mortgage
        servicing rights and related costs, net of
        related hedge gains                                                87,408               30,412
      Depreciation and other amortization                                   3,099                1,904
    Net change in prepaids, receivables, other
      assets, accounts payable and accrued expenses                       (12,085)             (13,030)
    Net gain from investing activities                                    (11,922)             (10,976)
    Loss on portfolio repositioning,
      net of related hedge gains                                          255,321                   --
                                                                  ---------------      ---------------
        Net cash provided by operating activities                         178,910              132,485
                                                                  ---------------      ---------------

 INVESTING ACTIVITIES:
    Purchases of mortgage securities and other investments             (3,314,151)          (1,415,694)
    Purchases of CMO collateral and investments                          (758,615)            (170,942)
    Purchases of mortgage servicing rights                                (56,178)             (47,482)
    Purchases of derivative financial instruments                         (54,250)             (21,582)
    Principal collections on mortgage investments                       1,303,124              553,507
    Proceeds from sales of mortgage assets                              3,195,240              432,475
    Proceeds from sales of derivative financial
      instruments                                                          86,239                  305
    CMO collateral:
      Principal collections                                               502,182              219,936
      Decrease in accrued interest receivable                               3,945                2,167
      Increase in short-term investments                                   (3,481)              (2,370)
                                                                  ---------------      ---------------
        Net cash provided (used) by investing activities                  904,055             (449,680)
                                                                  ---------------      ---------------

 FINANCING ACTIVITIES:
    Increase (decrease) in short-term borrowings                       (1,111,313)             680,458
    Increase (decrease) in mortgage servicing
      acquisitions payable                                                 11,912              (46,207)
    Collateralized mortgage obligations:
      Issuance of securities                                              597,934                   --
      Principal payments on securities                                   (562,908)            (335,199)
      Increase (decrease) in accrued interest payable                        (590)                 630
    Capital stock transactions                                             50,261               79,717
    Dividends paid                                                        (72,002)             (71,323)
                                                                  ---------------      ---------------
        Net cash provided (used) by financing activities               (1,086,706)             308,076
                                                                  ---------------      ---------------

 Net change in cash and cash equivalents                                   (3,741)              (9,119)
 Cash and cash equivalents at beginning of period                          17,377               21,003
                                                                  ---------------      ---------------

 Cash and cash equivalents at end of period                       $        13,636      $        11,884
                                                                  ===============      ===============


See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


NOTE 1 -- BUSINESS

Capstead Mortgage Corporation, a national mortgage banking firm, engages in servicing mortgage loans, investing in mortgage assets and other investment strategies. The Company's business plan is to build a mortgage banking operation with investments in mortgage servicing, mortgage production and mortgage assets with the goal of producing reasonably balanced operating results in a variety of interest rate environments. However, the current interest rate environment, where long-term interest rates have fallen to near or even lower than short-term interest rates, has significantly decreased the Company's net interest margins and led to higher mortgage prepayment rates. As discussed in NOTE 3 and NOTE 4, in the current quarter the Company recorded losses on repositioning its mortgage asset portfolios and took an impairment charge against its investment in mortgage servicing rights.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

On January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in financial statements. As the term currently relates to the Company, comprehensive income (loss) consists of net income (loss) plus the change in unrealized gain (loss) on debt securities classified as available-for-sale (see NOTE 9). The adoption of SFAS 130 has not had any impact on the results of operations or financial position of the Company.

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;
(ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances, a hedge of a foreign currency exposure. This statement becomes effective in fiscal year ending December 31, 2001. The adoption of SFAS 133 is not expected to have a material impact on the financial position of the Company.

Certain amounts for prior periods have been reclassified to conform to the 1998 presentation.

NOTE 3 -- PORTFOLIO REPOSITIONING

In mid-June the Company committed to a significant repositioning of its mortgage asset portfolios involving the sale of approximately $1.0 billion of interest-only mortgage securities and $1.3 billion of adjustable-rate mortgage securities. Also as part of this repositioning, sales of $795 million of fixed-rate securities were completed by mid-July. Total losses of $255.3 million, net of related hedge gains, were recorded in the second quarter in connection with these transactions. The portfolio repositioning has reduced but not eliminated the Company's exposure to decreasing asset values should long-term interest rates decline further.

NOTE 4 -- MORTGAGE SERVICING PORTFOLIO

The following table provides information regarding the primary mortgage servicing portfolio (which excludes subservicing) and the related investment in mortgage servicing rights (dollars in thousands):

                                                 UNPAID                                     MORTGAGE
                                                PRINCIPAL               NUMBER              SERVICING
                                                 BALANCE               OF LOANS              RIGHTS
                                              ---------------      ---------------      ---------------
 Loans serviced at December 31, 1997          $    42,059,027              441,277      $       669,062
    Additions:
      Purchases                                     1,651,178               15,208               36,203
      Loan production                                 294,020                2,767                4,392
    Run-off/amortization                           (4,670,700)             (39,455)             (37,572)
    Impairment reserve                                     --                   --              (51,386)
    Results of hedging activity                            --                   --               (1,141)
                                              ---------------      ---------------      ---------------
 Loans serviced at June 30, 1998                   39,333,525              419,797              619,558
 Purchases pending transfer                           818,721                6,644               15,583
                                              ---------------      ---------------      ---------------
 Total portfolio at June 30, 1998             $    40,152,246              426,441      $       635,141
                                              ===============      ===============      ===============

In addition, as of June 30, 1998, the Company subserviced $16.5 billion of single-family mortgage loans under a subservicing arrangement with a large national mortgage conduit.

The Company's investment in mortgage servicing rights had an aggregate fair value of approximately $642 million at June 30, 1998. Derivative financial instruments, specifically interest rate floors, have been held for several years to help mitigate the effect of changes in value of the servicing portfolio caused by falling mortgage interest rates and have been accorded hedge accounting treatment. Recently, however, and particularly in the second quarter, these instruments have under-performed relative to the change in value of the servicing portfolio. As a result, the Company ceased hedge accounting for these instruments in June. The Company continues to hold a portfolio of derivatives that includes interest rate floors to help mitigate the effects of further declines in mortgage interest rates. Beginning with

June, changes in value of these derivatives are charged to income rather than recorded as an adjustment to the carrying amount of the servicing asset. At June 30, 1998 interest rate floor positions had related notional amounts totaling $18.6 billion and a fair value of $164.3 million.

NOTE 5 -- MORTGAGE SECURITIES AND OTHER INVESTMENTS

Mortgage securities and other investments and the related average effective interest rates (calculated including mortgage insurance costs on non-agency securities and excluding unrealized gains and losses) were as follows (dollars in thousands):

                                                                               QUARTER                            SIX MONTHS
                                                                                ENDED                               ENDED
                                         AS OF JUNE 30                         JUNE 30                             JUNE 30
                               -------------------------------     --------------------------------     ---------------------------
                                    1998              1997              1998               1997              1998           1997
                               -------------     -------------     -------------      -------------     -------------    ----------
 Agency and U.S.
    Treasury securities:*
      U.S. Treasury notes      $     709,277     $          --              5.59%              --%           5.59%             --%
      Fixed-rate                   1,123,891           687,276              6.51             6.56            6.52            6.48
      Medium-term                    700,296                --              5.94               --            6.05              --
      Adjustable-rate              2,538,495         4,290,764              5.68             6.28            5.79            6.28
 Non-agency securities:
      Fixed-rate                     141,226            47,771              7.66             8.48            7.96            8.75
      Medium-term                    265,838           239,366              6.29             6.61            6.31            6.65
      Adjustable-rate                123,958           187,931              6.72             7.15            6.87            7.15
      Production warehouse            94,087                --              7.03               --            7.00              --
                               -------------     -------------
                               $   5,697,068     $   5,453,108
                               =============     =============

 * NOTE THAT $700 MILLION OF U.S. TREASURY NOTES AND FIXED-RATE MORTGAGE SECURITIES INCLUDED ABOVE WERE SOLD BY MID-JULY IN CONNECTION WITH THE PORTFOLIO REPOSITIONING (SEE NOTE 3).

The Company classifies its mortgage securities by interest rate characteristics of the underlying mortgage loans. Fixed-rate mortgage securities either (i) have fixed rates of interest for their entire terms, (ii) have an initial fixed-rate period of 10 years after origination and then adjust annually based on a specified margin over 1-year U.S. Treasury Securities ("1-year Treasuries"), or
(iii) were previously classified as medium-term and have adjusted to a fixed rate for the remainder of their terms. Medium-term mortgage securities either
(i) have an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year Treasuries, (ii) have initial interest rates that adjust one time, approximately 5 years following origination of the mortgage loan, based on a specified margin over Federal National Mortgage Association ("Fannie Mae") yields for 30-year, fixed-rate commitments at the time of adjustment, or (iii) fixed-rate mortgage securities that have expected weighted average lives of 5 years or less. Adjustable-rate mortgage securities either (i) adjust semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), (ii) adjust annually based on a specified margin over 1-year Treasuries, or (iii) were previously classified as medium-term and have begun adjusting annually based on a specified margin over 1-year Treasuries.

Agency and U.S. Treasury securities consist of mortgage-backed securities issued by government-sponsored entities, either Freddie Mac, Fannie Mae or Ginnie Mae, and U.S. government-issued fixed-rate securities, commonly referred to as U.S. Treasury notes or bills (collectively, "Agency and U.S. Treasury Securities"). Non-agency securities consist of AAA-rated private mortgage pass-through and other AAA-rated private mortgage securities (together, "Non-agency Securities") and also include mortgage loans held for sale in connection with loan production activities. The maturity of mortgage-backed securities is directly affected by the rate of principal prepayments on the underlying mortgage loans. At June 30, 1998 Agency and U.S. Treasury Securities and Non-agency Securities were pledged to secure short-term borrowings.

NOTE 6 -- CMO COLLATERAL AND INVESTMENTS

Collateralized mortgage obligation ("CMO") collateral consists of mortgage-backed securities and related investments pledged to secure CMO borrowings ("Pledged CMO Collateral"). CMO investments have included investments in Agency Trust interest-only mortgage securities (see NOTE 3) and investments in other CMO securities such as other agency and private-issue interest-only and principal-only mortgage securities. The components of CMO collateral and investments are summarized as follows (in thousands):

                                               JUNE 30, 1998     DECEMBER 31, 1997
                                              ---------------    -----------------
 Pledged CMO collateral:
    Pledged mortgage securities               $     4,354,680     $     4,326,696
    Short-term investments                             19,081              15,600
    Accrued interest receivable                        26,310              26,760
                                              ---------------     ---------------
                                                    4,400,071           4,369,056
      Unamortized premium                               3,426               2,752
                                              ---------------     ---------------
                                                    4,403,497           4,371,808
 CMO investments:
    Agency Trust interest-only
      mortgage securities*                             13,816             809,757
    Other CMO investments                              13,058              13,871
                                              ---------------     ---------------
                                              $     4,430,371     $     5,195,436
                                              ===============     ===============

 * THESE SECURITIES WERE SOLD BY MID-JULY IN CONNECTION WITH THE PORTFOLIO REPOSITIONING (SEE NOTE 3).

Pledged mortgage securities consist of fixed-rate, medium-term and adjustable-rate mortgage-backed securities. All principal and interest on pledged mortgage securities is remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on pledged mortgage securities and reinvestment income earned thereon are available for the payment of principal and interest on CMOs issued by the Company. The weighted average effective interest rates for total Pledged CMO Collateral were 7.34 percent and 7.26 percent during the quarter and six months ended June 30, 1998, respectively.

Derivative financial instruments, specifically interest rate floors, have been held for several years to help mitigate the effect of changes in value of CMO investments caused by falling mortgage interest rates and have been accorded hedge accounting treatment. Recently, however, and particularly in the second quarter, these instruments have under-performed relative to the change in value of the CMO investments. As a result, the Company ceased hedge accounting for these instruments in the second quarter. Included in the loss on portfolio repositioning (see NOTE 3) are realized and unrealized second quarter gains on interest rate floors totaling $28.3 million.

NOTE 7 -- DISCLOSURES REGARDING FAIR VALUES OF DEBT SECURITIES

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

The fair value of Agency and U.S. Treasury Securities, Non-agency Securities (excluding mortgage loans held in the production warehouse) and CMO investments was estimated using either quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements, or offer prices for similar assets or market positions. Losses of $9.9 million on certain sales that settled in July 1998 were included in the loss on portfolio repositioning taken in the second quarter (see NOTE 3). As a result, the cost bases of these securities have been reduced accordingly. The fair value of Pledged CMO Collateral was based on projected cash flows, after payment on the related CMOs, determined using market discount rates and prepayment assumptions. The maturity of Pledged CMO Collateral is directly affected by the rate of principal payments by mortgagors and clean-up calls of the remaining CMOs outstanding.

The following table summarizes fair value disclosures for available-for-sale debt securities (in thousands):

                                                                           GROSS         GROSS
                                                                        UNREALIZED     UNREALIZED        FAIR
                                                            COST           GAINS         LOSSES         VALUE
                                                         ----------     ----------     ----------     ----------
AS OF JUNE 30, 1998
    Mortgage securities and
      other investments:
      Agency and U.S.
        Treasury Securities:
          U.S. Treasury notes                            $  698,088     $   11,189     $       --     $  709,277
          Fixed-rate                                      1,121,882          3,633          1,624      1,123,891
          Medium-term                                       697,864          2,444             12        700,296
          Adjustable-rate                                 2,540,642          6,579          8,726      2,538,495
      Non-agency Securities:
          Fixed-rate                                         62,929          1,385             --         64,314
          Medium-term                                       214,162            968             --        215,130
          Adjustable-rate                                   121,941          2,017             --        123,958
    CMO investments                                          28,790             25          1,940         26,875
                                                         ----------     ----------     ----------     ----------
                                                         $5,486,298     $   28,240     $   12,302     $5,502,236
                                                         ==========     ==========     ==========     ==========

                                                                        GROSS         GROSS
                                                                     UNREALIZED     UNREALIZED       FAIR
                                                         COST           GAINS         LOSSES         VALUE
                                                      ----------     ----------     ----------     ----------
AS OF DECEMBER 31, 1997
   Mortgage securities and
     other investments:
      Agency Securities:
        Fixed-rate                                    $  875,928     $    2,903     $    7,454     $  871,377
        Medium-term                                      615,360          1,678             46        616,992
        Adjustable-rate                                4,017,109         19,850          6,499      4,030,460
      Non-agency Securities:
        Fixed-rate                                        39,416            878             --         40,294
        Medium-term                                      222,054            398             28        222,424
        Adjustable-rate                                  161,116          3,459             --        164,575
    CMO investments                                      891,213            332         67,917        823,628
                                                      ----------     ----------     ----------     ----------
                                                      $6,822,196     $   29,498     $   81,944     $6,769,750
                                                      ==========     ==========     ==========     ==========

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to clean-up calls and held as Non-agency Securities. The following tables summarize fair value disclosures for debt securities held-to-maturity (in thousands):

                                                                         GROSS           GROSS
                                                                       UNREALIZED     UNREALIZED       FAIR
                                                           COST          GAINS          LOSSES         VALUE
                                                        ----------     ----------     ----------     ----------
AS OF JUNE 30, 1998
    Pledged CMO Collateral                              $4,403,497     $      197     $   41,668     $4,362,026
    Non-agency Securities                                  127,620          3,610            954        130,276
                                                        ----------     ----------     ----------     ----------
                                                        $4,531,117     $    3,807     $   42,622     $4,492,302
                                                        ==========     ==========     ==========     ==========
 AS OF DECEMBER 31, 1997
    Pledged CMO Collateral                              $4,371,808     $    2,988     $   48,955     $4,325,841
    Non-agency Securities                                  168,008            918             --        168,926
                                                        ----------     ----------     ----------     ----------
                                                        $4,539,816     $    3,906     $   48,955     $4,494,767
                                                        ==========     ==========     ==========     ==========

Sales of released CMO collateral occasionally occur provided the collateral has paid down to within 15 percent of its original issuance amounts. The following table summarizes disclosures related to the disposition of debt securities held available-for-sale and held-to-maturity (in thousands):

                                                                 QUARTER ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30                              JUNE 30
                                                       --------------------------------     --------------------------------
                                                             1998               1997              1998               1997
                                                       -------------      -------------     -------------      -------------
 Sale of securities held available-for-sale:
      Amortized cost                                   $   2,586,480      $     245,662     $   3,237,953      $     347,079
      Gains (losses)                                        (253,315)             8,209          (248,594)             9,086

 Sale of released CMO collateral held-to-maturity:
      Amortized cost                                              --                 --             5,022             73,324
      Gains                                                       --                 --               471              2,986

NOTE 8 -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                                  QUARTER ENDED JUNE 30
                                       ----------------------------------------------------------------------------
                                                         1998                                    1997
                                       -----------------------------------      -----------------------------------
                                            AMOUNT                AVERAGE           AMOUNT                 AVERAGE
                                       ---------------        ------------      ---------------          ----------
Interest income:
    Mortgage securities and other
      investments                      $       104,213                5.98%     $        79,473                6.41%
    CMO collateral and investments              97,658                7.46               83,542                7.76
                                       ---------------                          ---------------
        Total interest income                  201,871                                  163,015
                                       ---------------                          ---------------

 Interest expense:
    Short-term borrowings                      106,426                5.53               74,437                5.57
    CMOs                                        83,950                7.66               67,110                7.50
                                       ---------------                          ---------------
        Total interest expense                 190,376                                  141,547
                                       ---------------                          ---------------
 Net interest                          $        11,495                          $        21,468
                                       ===============                          ===============

                                                                SIX MONTHS ENDED JUNE 30
                                       ----------------------------------------------------------------------------
                                                         1998                                    1997
                                       -----------------------------------      -----------------------------------
                                            AMOUNT                AVERAGE           AMOUNT                 AVERAGE
                                       ---------------        ------------      ---------------          ----------
Interest income:
   Mortgage securities and other
      investments                      $       202,997                6.07%     $       157,377                6.41%
    CMO collateral and investments             191,893                7.37              170,919                7.80
                                       ---------------                          ---------------
        Total interest income                  394,890                                  328,296
                                       ---------------                          ---------------

 Interest expense:
    Short-term borrowings                      206,162                5.58              145,527                5.50
    CMOs                                       161,753                7.53              137,609                7.51
                                       ---------------                          ---------------
        Total interest expense                 367,915                                  283,136
                                       ---------------                          ---------------
 Net interest                          $        26,975                          $        45,160
                                       ===============                          ===============

The following tables summarize increases (decreases) in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter and six months ended June 30, 1998 compared to the same periods in 1997 (in thousands):

                                                              QUARTER ENDED JUNE 30, 1998
                                                   ------------------------------------------------
                                                      RATE *           VOLUME*            TOTAL
                                                   ------------      ------------      ------------
Interest income:
    Mortgage securities and other
      investments                                  $     (5,625)     $     30,365      $     24,740
    CMO collateral and investments                       (3,358)           17,474            14,116
                                                   ------------      ------------      ------------
        Total interest income                            (8,983)           47,839            38,856
                                                   ------------      ------------      ------------

 Interest expense:
    Short-term borrowings                                  (525)           32,514            31,989
    CMOs                                                  1,432            15,408            16,840
                                                   ------------      ------------      ------------
        Total interest expense                              907            47,922            48,829
                                                   ------------      ------------      ------------
 Net interest                                      $     (9,890)     $        (83)     $     (9,973)
                                                   ============      ============      ============

                                                           SIX MONTHS ENDED JUNE 30, 1998
                                                   -----------------------------------------------
                                                      RATE*             VOLUME*          TOTAL
                                                   ------------      ------------     ------------
Interest income:
   Mortgage securities and other
      investments                                  $     (8,734)     $     54,354     $     45,620
    CMO collateral and investments                       (9,961)           30,935           20,974
                                                   ------------      ------------     ------------
        Total interest income                           (18,695)           85,289           66,594
                                                   ------------      ------------     ------------

 Interest expense:
    Short-term borrowings                                 2,118            58,517           60,635
    CMOs                                                    330            23,814           24,144
                                                   ------------      ------------     ------------
        Total interest expense                            2,448            82,331           84,779
                                                   ------------      ------------     ------------
 Net interest                                      $    (21,143)     $      2,958     $    (18,185)
                                                   ============      ============     ============

* THE CHANGES IN INTEREST INCOME AND EXPENSE DUE TO BOTH VOLUME AND RATE HAVE BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

NOTE 9 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is net income (loss) plus other comprehensive income
(loss), which, for the periods presented, consists of the change in unrealized gain (loss) on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (loss) for the periods indicated (in thousands):

                                                                      QUARTER ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30                             JUNE 30
                                                             ------------------------------      ------------------------------
                                                                  1998              1997              1998              1997
                                                             ------------      ------------      ------------      ------------
 Net income (loss)                                           $   (268,132)     $     39,671      $   (233,062)     $     77,059
                                                             ------------      ------------      ------------      ------------
 Other comprehensive income (loss):
    Unrealized gain (loss) on debt securities:
        Change in unrealized gain
          (loss) during period                                   (124,440)           28,252          (180,210)           42,364
        Less:  reclassification
          adjustment for (gain)
          loss included in net
          income (loss)                                           253,315            (8,209)          248,594            (9,086)
                                                             ------------      ------------      ------------      ------------
                         Other comprehensive income               128,875            20,043            68,384            33,278
                                                             ------------      ------------      ------------      ------------
                        Comprehensive income (loss)          $   (139,257)     $     59,714      $   (164,678)     $    110,337
                                                             ============      ============      ============      ============

NOTE 10 -- SUBSEQUENT EVENT:  STOCKHOLDER LITIGATION

Subsequent to quarter-end, the Company and certain of its officers were served with eleven class action lawsuits alleging, among other things, that the defendants violated United States securities laws by publicly issuing false and misleading statements and omitting to disclose material adverse information regarding the Company's business from April 17, 1997 through July 24, 1998. Each of the complaints claims that as a result of such alleged improper actions, the market price of the Company's equity securities were artificially inflated at the time stockholders in the classes acquired those securities. The complaints seek monetary damages for the losses allegedly incurred by the members of the various classes on whose behalf these actions are brought. The Company has not yet answered the complaints, but intends to defend itself vigorously. Based on available information, management believes the resolution of these suits will not have a material adverse effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

OVERVIEW

The Company's business plan is to build a mortgage banking operation with investments in mortgage securities, mortgage servicing and mortgage production with the goal of producing reasonably balanced operating results in a variety of interest rate environments. However, the current interest rate environment, where long-term interest rates have fallen to near or even lower than short-term interest rates, has significantly decreased the Company's net interest margins and mortgage servicing income because of high mortgage prepayment rates and acquisitions of lower yielding securities, without any relief from lower borrowing costs.

During 1997 mortgage interest rates peaked in late spring and then declined nearly 1 1/2 percentage points through June 1998, which has spurred prepayments on the Company's mortgage and collateralized mortgage obligation ("CMO") investments and its mortgage servicing portfolio. After appearing to peak in early spring of 1998, mortgage prepayment rates rose again in June and may remain high at least through the summer and early fall. Meanwhile, the Company's borrowing rates have remained above 5 1/2 percent in 1998, contributing to narrower financing spreads on the Company's mortgage securities portfolios (see "Effects of Interest Rate Changes").

A consequence of lower long-term interest rates and higher prepayments is a loss in value of investments made in certain mortgage assets and in mortgage servicing. Values of interest-only mortgage securities held in the Company's CMO collateral and investment portfolio were particularly hard hit. In mid-June the Company committed to a significant repositioning of its mortgage asset portfolios in order to reduce its exposure to decreasing asset values should long-term interest rates decline further. The repositioning involved selling the Company's entire investment in Agency Trust interest-only mortgage securities and portions of its adjustable-rate ("ARM") and fixed-rate mortgage securities portfolios. The Company recorded a $255.3 million loss on these sales in the second quarter, net of related hedge gains.

The portfolio repositioning has reduced the Company's exposure to decreasing asset values should long-term interest rates decline; however, even if interest rates remain unchanged the Company still expects its net interest margins on remaining mortgage assets to be under pressure and expects to earn less due to the reduced size of these portfolios. Perhaps more critically, current high prepayments have put pressure on mortgage servicing results. A $45 million impairment charge, net of related hedge gains, was recorded in the second quarter and should prepayments continue at or increase from these levels, higher amortization expense and further impairment of the mortgage servicing asset are likely.

Although the current interest rate environment has created opportunities for the Company, such as the successful streamline refinance program that is being developed into a full-spectrum mortgage production business, the near-term outlook for earnings has worsened and could deteriorate further should long-term interest rates decline without a reduction in short-term interest rates. As a consequence, the Company has announced that it will eliminate the common stock dividend for a period of time in order to preserve stockholders' equity. Preferred stock dividends are currently being paid.

MORTGAGE SECURITIES AND OTHER INVESTMENTS

The mortgage securities and other investments portfolios consist of (i) mortgage-backed securities issued by government-sponsored entities, either Freddie Mac, Fannie Mae or Ginnie Mae, (ii) U.S. government-issued fixed-rate securities, commonly referred to as U.S. Treasury notes or bills, and (iii) AAA-rated private mortgage pass-through and other AAA-rated private mortgage securities. These investments are referred to as "Agency and U.S. Treasury Securities" or "Non-agency Securities," respectively. Non-agency Securities also include mortgage loans held for sale in connection with loan production activities. The mortgage securities and other investment portfolios are financed under repurchase arrangements with investment banking firms pursuant to which the portfolios are pledged as collateral (see "Liquidity and Capital Resources").

With the declines in mortgage interest rates discussed above, ARM mortgage securities have been particularly hard hit by higher prepayments because homeowners are finding that it has become increasingly advantageous to refinance into lower rate fixed-rate mortgage loans. As a result, purchase premiums paid by the Company for ARM mortgage securities are being amortized to income sooner than originally anticipated (see "Effects of Interest Rate Changes"). Although the Company acquired $513 million of ARM mortgage securities during the current quarter, these acquisitions were insufficient to replace run-off of the ARM mortgage securities portfolio. In light of expected high prepayments on ARM mortgage securities, the Company began expanding its investment focus in the third quarter of 1997 to include more medium-term and fixed-rate securities. In addition to providing additional net interest margin under the current interest rate environment, fixed-rate securities help to offset declines in the value of mortgage servicing portfolio should mortgage rates decline further. This strategy continued into the second quarter of 1998 with the acquisition of $748 million of U.S. Treasury notes and $37 million of medium-term mortgage securities.

In connection with the mid-June portfolio repositioning discussed above, the Company sold $1.3 billion of ARM mortgage securities and $795 million of fixed-rate securities bringing total holdings of mortgage securities and other investments to $5.0 billion by mid-July 1998, down from $6.7 billion at March 31, 1998 and $6.1 billion at December 31, 1997. ARM mortgage securities represented $2.7 billion, or 54 percent of the total, compared to $4.1 billion, or 61 percent at March 31, 1998 and $4.2 billion, or 69 percent at December 31, 1997.

CMO COLLATERAL AND INVESTMENTS

Prior to 1995 the Company had been an active issuer of CMOs and other securities backed by jumbo mortgage loans. The Company retained residual interests in these securitizations consisting primarily of interest-only and principal-only mortgage securities. Other than occasional CMO issuances (see below) or modest issuances of previously held residual interests, the Company has not been an active issuer of CMOs since 1994. In lieu of issuing CMOs, the Company had increased its CMO investments (defined as CMO collateral and investments, net of related bonds) by acquiring interest-only mortgage securities. In connection with the mid-June portfolio repositioning discussed above, the Company sold its entire investment in Fannie Mae and Freddie Mac Trust interest-only mortgage securities at a substantial loss. This loss was aggravated by deteriorated pricing due to a lack of demand for these securities caused by increasingly pessimistic views taken by market participants regarding mortgage prepayments. Primarily as a result of this repositioning, CMO investments declined from $943 million at March 31, 1998, to $68 million by mid-July 1998.

Derivative financial instruments, specifically interest rate floors, have been held for several years to help mitigate the effect of changes in value of CMO investments caused by falling mortgage interest rates and have been accorded hedge accounting treatment. Recently however, and particularly in the second quarter, these instruments have under-performed relative to the change in value of these investments. As a result, the Company ceased hedge accounting for these instruments in the second quarter. Included in the loss on portfolio repositioning are realized and unrealized second quarter gains on interest rate floors totaling $28.3 million.

Since the Company exited the jumbo mortgage loan conduit business in 1995, it has maintained several finance subsidiaries with remaining capacity to issue CMOs and other securitizations ("securitization shelves"). In an effort to recover costs associated with these securitization shelves, and to potentially add to the Company's CMO administration activities, the Company may, from time to time, purchase mortgage loans from originators or conduits and issue CMOs or other securities backed by these loans. The Company may or may not retain a significant residual economic interest in these securitizations. In the latter half of 1997 the Company completed two such CMO transactions totaling $1.1 billion and during the first quarter of 1998 issued a $598 million CMO.

MORTGAGE BANKING OPERATIONS

The Company commenced mortgage servicing operations in 1993 and through steady growth has become one of the 20 largest and most efficient mortgage servicers in the country with a total mortgage servicing portfolio (including primary servicing and subservicing) of $56.6 billion, a $1.1 billion increase from the previous quarter. During 1996 the Company entered into a subservicing arrangement with a large national mortgage conduit. As of June 30, 1998, the subservicing portfolio totaled $16.5 billion, an increase of $2.8 billion during the quarter. An advantage of subservicing arrangements is that further growth and enhanced efficiencies can be achieved without the capital investment and prepayment risk associated with owning additional mortgage servicing rights. This arrangement is viewed by the Company as a confirmation of the quality and cost effectiveness of the mortgage servicing operation and could lead to other such relationships in the future.

The primary mortgage servicing portfolio (which excludes subservicing) declined $1.6 billion, or 3.9 percent, during the quarter to $40.2 billion with a weighted average interest rate of 7.42 percent and earning an average annual service fee, excluding ancillary revenue and earnings on escrows, (the "Average Service Fee") of 31.3 basis points. The June 30, 1998 investment in mortgage servicing rights related to this portfolio was $635 million (158 basis points, or a 5.05 multiple of the Average Service Fee) with an aggregate fair value of approximately $642 million at June 30, 1998. Primary mortgage servicing portfolio run-off, consisting of prepayments and scheduled payments on mortgage loans serviced, was 25.7 percent during the quarter, up from 20.4 percent in the first quarter of 1998 and 15.1 percent in the fourth quarter of 1997. Because of the high level of run-off experienced, particularly in the current quarter, and a greater likelihood of continued high prepayments, expectations for future cash flows from the mortgage servicing portfolio have diminished. As a result, a $45 million impairment charge, net of related hedge gains, was recorded in the second quarter and should prepayments continue at or increase from these levels, higher amortization expense and further impairment of the mortgage servicing asset are likely.

Derivative financial instruments, specifically interest rate floors, have been held for several years to help mitigate the effect of changes in value of the servicing portfolio caused by falling mortgage interest rates and have been accorded hedge accounting treatment. Recently, however, and particularly in the second quarter, these instruments have under-performed relative to the change in value of the servicing portfolio. As a result, the Company ceased hedge accounting for these instruments in June. The Company continues to hold a portfolio of derivatives that includes interest rate floors to help mitigate the effects of further declines in mortgage interest rates. Beginning with June, changes in value of these derivatives are charged to income rather than recorded as an adjustment to the carrying amount of the servicing asset. At June 30, 1998 interest rate floor positions had related notional amounts totaling $18.6 billion and a fair value of $164.3 million (see "Effects of Interest Rate Changes").

In January 1998 the Company entered the mortgage production business with the introduction of a technology-driven refinancing program which allows the Company's existing homeowners to take advantage of a low cost, efficient refinancing alternative. This streamline refinance program has been well received with the Company closing a total of 2,767 loans having an unpaid principal balance of $294 million by June 30, 1998. Given the current level of mortgage interest rates, monthly production is expected to average $100 million or more this year and contribute significantly to 1998 income. As this program is developed into a full-spectrum mortgage production business, the Company anticipates that the resulting profits when mortgage origination volumes are high due to low mortgage interest rates will further help to offset the effects of increased run-off on mortgage servicing operations.

CAPITAL

The following table summarizes the Company's utilization of capital as of June 30, 1998 (in thousands):

                                                                                                  CAPITAL
                                                       ASSETS             BORROWINGS             EMPLOYED
                                                   ---------------     ---------------       ---------------
Agency and U.S. Treasury securities:
    U.S. Treasury notes                            $       709,277     $       692,125       $        17,152
    Fixed-rate                                           1,123,891           1,107,452                16,439
    Medium-term                                            700,296             684,316                15,980
    Adjustable-rate                                      2,538,495           2,485,512                52,983
 Non-agency securities:
    Fixed-rate                                             141,226             138,881                 2,345
    Medium-term                                            265,838             269,897                (4,059)
    Adjustable-rate                                        123,958             123,077                   881
    Production warehouse                                    94,087              72,427                21,660
 CMO collateral and investments                          4,430,371           4,425,253*                5,118
 Mortgage servicing rights                                 635,141             269,336**             365,805
 Derivative financial instruments                          166,760              89,105                77,655
                                                   ---------------     ---------------       ---------------
                                                   $    10,929,340     $    10,357,381               571,959
                                                   ===============     ===============
Other assets, net of other liabilities                                                               131,911
                                                                                             ---------------
Total stockholders' equity                                                                   $       703,870
                                                                                             ---------------

*      INCLUDES APPROXIMATELY $77 MILLION OF RELATED SHORT-TERM BORROWINGS.

** REPRESENTS AMOUNTS OWED UNDER CONTRACTS FOR BULK PURCHASES OF MORTGAGE SERVICING RIGHTS AND $249 MILLION DRAWN OF AN AVAILABLE $376 MILLION UNDER A $625 MILLION LINE OF CREDIT SECURED BY EXISTING MORTGAGE SERVICING RIGHTS.

During the quarter and six months ended June 30, 1998, the Company raised $22.3 million and $51.9 million, respectively, of new capital through the issuance of stock (i) directly to investors pursuant to its direct stock purchase and dividend reinvestment programs, (ii) daily sales of stock into the open market and (iii) stock compensation programs. Effective early June the Company had suspended its stock purchase program and open market sales until further notice. The net loss recorded for the second quarter had a significant negative impact on the book value of the Company, which declined to $8.13 per common share (calculated assuming liquidation of the preferred stock) from $10.83 at March 31, 1998, and $11.74 at December 31, 1997.

In an effort to preserve stockholders' equity during this period of low profitability, the Company has eliminated the common stock dividend for a period of time. Preferred stock dividends are currently being paid.

RESULTS OF OPERATIONS

Comparative net operating results (interest income or fee revenues, net of related interest expense and, in the case of mortgage banking and CMO administration, related direct and indirect operating expenses) by source were as follows (in thousands, except per share amounts):

                                                        QUARTER ENDED                   SIX MONTHS ENDED
                                                          JUNE 30                            JUNE 30
                                              ------------------------------      ------------------------------
                                                   1998              1997              1998              1997
                                              ------------      ------------      ------------      ------------
 Agency and U.S. Treasury Securities          $      6,945      $      8,928      $     15,082      $     19,572
 Non-agency Securities                               1,448             1,402             3,255             3,348
 CMO investments                                     2,120             9,783             6,544            19,459
 Mortgage banking operations                        17,847            13,565            32,692            27,607
 Gain on sales and other                             4,235             8,685            11,104            11,285
 CMO administration                                    945               864             1,774             1,684
                                              ------------      ------------      ------------      ------------
    Contribution to income                          33,540            43,227            70,451            82,955
 Loss on portfolio repositioning,
    net of related hedge gains                    (255,321)               --          (255,321)               --
 Mortgage servicing impairment,                    (45,000)               --           (45,000)               --
    net of related hedge gains
 Other operating expenses                           (1,351)           (3,556)           (3,192)           (5,896)
                                              ------------      ------------      ------------      ------------
 Net income (loss)                            $   (268,132)     $     39,671      $   (233,062)     $     77,059
                                              ============      ============      ============      ============
 Net income (loss) per common share:
    Basic                                     $      (4.47)     $       0.67      $      (4.04)     $       1.32
    Diluted                                          (4.47)             0.60             (4.04)             1.17

Operating results for the quarter and six months ended June 30, 1998, excluding the effects of the loss on portfolio repositioning and mortgage servicing impairment, declined from those achieved in the same period in 1997. The benefit of larger holdings of mortgage assets throughout most of the quarter was offset by a narrowing of financing spreads due primarily to high levels of prepayments (see above, "Financial Condition"). Likewise, mortgage banking results, while benefiting from growth in the subservicing portfolio and the Company's recent entry into the mortgage production business through the selective refinancing of its existing homeowners, were hampered by higher amortization of mortgage servicing rights due to the effects of high prepayments.

Agency and U.S. Treasury Securities contributed less to income during the quarter and six months ended June 30, 1998 than during the same periods in 1997. The benefit to operating results of increased average holdings of these securities during 1998 was offset by lower financing spreads. Financing spreads were lower primarily because of higher prepayments and investments made in lower yielding securities reflecting the general decline in long-term interest rates. Financing spreads for the quarter and six months ended June 30, 1998 were 37 and 41 basis points, respectively, 36 and 38 basis points lower than spreads achieved in the same periods in 1997. Average yields for this portfolio were
5.88 percent and 5.97 percent during the quarter and six months ended June 30, 1998, respectively, compared to 6.32 percent and 6.31 percent during the same periods in 1997, while borrowing rates were 5.51 percent and 5.56 percent, respectively, compared to 5.59 percent and 5.52 percent during the same periods in 1997.

The Non-agency Securities contributions to income during the quarter and six months ended June 30, 1998 were nearly the same as in the same periods in 1997 due primarily to increases in the average outstanding portfolios. Higher prepayments were not as significant an influence on the decline in financing spreads for this portfolio because of lower amounts of purchased premiums. However, the yields on new asset purchases are lower reflecting the general decline in long-term interest rates. As a result of asset purchases (including mortgage loans from the new refinancing program) and CMO redemptions, the average outstanding portfolio was $643 million and $662 million during the quarter and six months ended June 30, 1998, respectively, compared to $458 million and $466 million for the same periods in 1997. Average yields for this portfolio (calculated including mortgage insurance costs) were 6.74 percent and
6.78 percent during the quarter and six months ended June 30, 1998, respectively, compared to 6.90 percent and 7.00 percent during the same periods in 1997, while average borrowing rates were at 5.76 percent and 5.78 percent, respectively, compared to 5.81 percent and 5.69 percent during the same periods in 1997.

CMO investments contributed substantially less to income during the quarter and six months ended June 30, 1998 than during the same periods in 1997 due primarily to faster prepayment rates and higher hedging costs. Results were also impacted by the liquidation of the Agency Trust interest-only mortgage securities portfolio in June (see above, "Financial Condition"). Results from remaining CMO investments were less than in the same periods in 1997 due to CMO redemptions which have the effect of transferring the related financing spread from this portfolio to Non-agency Securities.

Modestly higher mortgage banking results (before the impairment charge - see above, "Financial Condition") reflect $9.7 billion of growth in the subservicing portfolio to $16.5 billion at the end of the second quarter from $6.8 billion at June 30, 1997 while the primary servicing portfolio grew only marginally to $39.3 billion from $39.1 billion at June 30, 1997. The Company's recent entry into the mortgage production business through refinancing mortgage loans in its primary servicing portfolio also contributed nearly $4.5 million to current quarter results (see above, "Financial Condition"). Revenues increased to $53.3 million and $101.1 million during the quarter and six months ended June 30, 1998, respectively, compared to $41.5 million and $80.3 million during the same periods in 1997. Direct and indirect servicing expenses also increased, but not to the same extent as revenues, reflecting further efficiencies gained in the servicing process with continued growth in the total servicing portfolio. Greater use of external borrowings secured by the primary mortgage servicing portfolio contributed to higher borrowing costs during the second quarter of 1998 compared to the same quarter in 1997.

In addition to the impairment charge recorded in the second quarter, amortization of mortgage servicing rights of $22.5 million and $42.4 million during the quarter and six months ended June 30, 1998, respectively, was higher than the $16.4 million and $30.4 million recorded during the same periods in 1997 primarily due to higher levels of anticipated prepayments caused by lower prevailing mortgage interest rates. Should prepayments continue at or increase from these levels, higher amortization expense and further impairment of the mortgage servicing asset are likely (see "Effects of Interest Rate Changes").

Operating expenses during 1998 were lower than during the same periods in 1997 primarily because of lower compensation-related costs due in part to the effects of a January 2, 1998 restructuring of long-term compensation for key officers.

For discussion of the loss on portfolio repositioning, see above, "Financial Condition". Included in gain on sales for the quarter ended June 30, 1998 are $2.0 million in gains on the sale of $216 million of fixed-rate agency and U.S. Treasury securities. Year-to-date gains totaled $7.2 million on sales of mortgage assets totaling $872 million. In addition, the Company earned $2.1 million and $3.7 million in the quarter and six months ended June 30, 1998, respectively, from a strategy of writing call options on a portion of the Company's fixed-rate mortgage securities. If the calls are ultimately exercised, the Company will realize a gain on sale of these mortgage securities in addition to earning the call premiums received when the calls were written. This compares to $314,000 in gains in the second quarter of 1997 and $1.1 million of losses for the six months ended June 30, 1997 on interest rate floor positions held for trading purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include monthly principal and interest payments on mortgage securities and other investments, short-term borrowings, excess cash flows on CMO investments, servicing fees and other revenue from mortgage servicing, proceeds from sales of mortgage assets and equity offerings (see above "Financial Condition"). The Company currently believes that these funds are sufficient for growth of the mortgage servicing portfolio, development of a full-spectrum mortgage production operation, the acquisition of mortgage assets, repayments on short-term borrowings, the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT") and common stock repurchases, if any, as described below. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

Short-term borrowings are primarily made under repurchase arrangements. The Company has uncommitted repurchase facilities with investment banking firms to finance mortgage assets, subject to certain conditions. Interest rates on borrowings under these facilities are based on overnight to 30-day London Interbank Offered Rate ("LIBOR") rates. The terms and conditions of these arrangements, including interest rates, are negotiated on a transaction-by-transaction basis. By virtue of the perceived credit-worthiness of securities issued by government-sponsored entities, or by the U.S. government or that are AAA-rated, it has been the Company's experience that the mortgage securities and other investment portfolios have been highly liquid and easily financed under such repurchase arrangements.

In addition to a repurchase arrangement to fund its production warehouse, at June 30, 1998 the mortgage banking operation had available an additional $127 million of a $625 million revolving line of credit agreement maturing September 30, 1999 with an investment banking firm. The line is to be used primarily to finance acquisitions of mortgage servicing rights on a collateralized basis. The agreement requires, among other things, that the mortgage banking operation maintain certain financial ratios and specified levels of unencumbered servicing rights. The mortgage banking operation is in compliance with these requirements. Interest rates on borrowings under this facility are based on LIBOR.

In 1996 the board of directors approved the repurchase of up to 1 million shares of common stock to fund employee stock option and stock grant programs. As of June 30, 1998 no such share repurchases had occurred.

EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may impact the Company's earnings in various ways. The Company's earnings depend, in part, on the difference between the interest received on mortgage securities and other investments and the interest paid on related short-term borrowings. The resulting spread may be reduced in a rising short-term interest rate environment. Because a substantial portion of the Company's mortgage investments are ARM mortgage securities, the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on underlying ARM loans. Since ARM loans generally limit the amount of such increase during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying ARM loans, resulting in a negative financing spread. The Company may invest in derivative financial instruments ("Derivatives") from time to time, specifically interest rate caps, as a hedge against rising interest rates on a portion of its short-term borrowings. Interest rate caps increase in value as related interest rates rise and decline in value when such rates fall.

Another effect of changes in interest rates is that, as long-term interest rates decrease, the rate of prepayment of mortgage loans underlying mortgage investments generally increases. To the extent the proceeds of prepayments on mortgage investments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such investments, earnings may be adversely affected. Because prolonged periods of high prepayments can significantly reduce the expected life of mortgage investments, the actual yields realized can be lower due to faster amortization of purchase premiums. In addition, the rates of interest earned on ARM investments generally will decline during periods of falling short-term interest rates as the underlying ARM loans reset at lower rates.

Changes in interest rates also impact earnings recognized from CMO investments, which have consisted primarily of interest-only mortgage securities and fixed-rate CMO residuals (see above, "Financial Condition"). The amount of income that may be generated from interest-only mortgage securities is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below interest rates on the collateral, principal prepayments will increase, reducing or eliminating the overall return on these investments. Sustained periods of high prepayments can result in losses. Conversely, if mortgage interest rates rise, interest-only mortgage securities tend to perform favorably because underlying mortgage loans will generally prepay at slower rates, thereby increasing overall returns.

CMO residuals behave similarly to interest-only mortgage securities. If mortgage interest rates fall, prepayments on the underlying mortgage loans generally will be higher thereby reducing or even eliminating overall returns on these investments. This is due primarily to the acceleration of the amortization of bond discounts, a noncash item, as bond classes are repaid more rapidly than originally anticipated. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, improving the overall return on an investment in a fixed-rate CMO residual because of an increase in time over which the Company receives the larger positive interest spread.

The Company periodically sells mortgage assets. Such sales may become attractive as values of mortgage assets fluctuate with changes in interest rates. At other times it may become prudent to reposition investment portfolios, for example, to mitigate exposure to further declines in mortgage interest rates (see above, "Financial Condition"). In either case, sales of mortgage assets may increase income volatility because of the recognition of transactional gains or losses.

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

The Company supplements its business plan from time to time with Derivatives held to hedge against the loss in value of certain assets, such as mortgage servicing rights, should long-term interest rates decline further. Most Derivatives used by the Company are interest rate floors that generally decrease in value when interest rates rise and increase in value when rates decline. Should interest rates remain at or near current levels, the fair value of these Derivatives will erode over time and could also be impacted by other factors such as changes in market demand for these instruments. Other Derivatives acquired from time to time may include treasury futures contracts and options, written options on mortgage assets or various other Derivatives available in the market place that are compatible with the Company's risk management objectives. In instances where such Derivatives are accorded hedge accounting treatment, changes in value adjust the basis of the assets hedged. In instances where Derivatives are held for trading purposes or are no longer accorded hedge accounting treatment (see NOTE 4 to the accompanying consolidated financial statements), changes in value are recorded in income as they occur, which could increase income volatility.

YEAR 2000

Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Company utilizes a number of software systems to service mortgage loans, administer securitizations and manage its mortgage assets. The Company has made and will continue to make investments in its software systems and applications to ensure the Company is Year 2000 compliant. In addition, the Company has taken steps to ensure that the vendors it utilizes in various capacities and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant. This process is expected to be essentially complete by early 1999. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company or results of operations.

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of unforeseen external factors. These factors may include, but are not limited to, changes in general economic conditions, fluctuations in and market expectations for fluctuations in interest rates and levels of mortgage prepayments, increases in costs and other general competitive factors.

                          PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Between July 23, 1998 and August 11, 1998, the Company and certain of its senior officers were sued in eleven different lawsuits, each of which alleged violations of the federal securities laws. Ten of the lawsuits were filed in the United States District Court for the Northern District of Texas. The eleventh lawsuit was filed in the United States District Court for the Eastern District of New York. In ten of the lawsuits, the individual defendants were Ronn K. Lytle, Christopher T. Gilson, Julie A. Moore, Andrew F. Jacobs and William H. Rudluff. In the eleventh, the individual defendants included only Messrs. Lytle and Jacobs and Ms. Moore. Each of the actions is filed as a purported class action, but the persons on behalf of who the lawsuits are allegedly filed and the alleged class period vary somewhat among the various actions. The earliest starting date for the alleged class period is April 17, 1997, the date on which the Company issued a press release announcing its operating results for the first quarter of fiscal year 1997, and the latest concluding date for the alleged class period is July 24, 1998, the date on which the Company announced its operating results for the second quarter of fiscal 1998 and also announced that it was eliminating for a period of time the common stock dividend.

In substance, each of the lawsuits alleges that the Company caused the market price for its securities to be artificially inflated during the alleged class periods as a result of the Company having issued false and misleading statements concerning the Company's business, operations, and financial condition and omitting to disclose material adverse information regarding the same matters. Each of the complaints seeks monetary damages. The Company intends to defend vigorously the claims asserted against it.

ITEM 5. OTHER INFORMATION

STOCKHOLDER PROPOSALS FOR 1999 ANNUAL MEETING OF STOCKHOLDERS

Any proposal of stockholders to be included in the Company's proxy statement relating to the Company's 1999 Annual Meeting of Stockholders pursuant to Rule 14a-8 under the Exchange Act must be received by the Company at its principal executive offices no later than November 15, 1998; such proposal must also comply with Rule 14a-8 if the proposal is to be considered for inclusion in the Company's proxy statement for such meeting. The Company must receive notice of any stockholder proposal to be brought before the meeting outside the process of Rule 14a-8 at the Company's principal executive offices not later than January 20, 1999.

PROMOTION OF ANDREW F. JACOBS TO EXECUTIVE VICE PRESIDENT

On August 11, 1998 the Company announced that Andrew F. Jacobs has been promoted to Executive Vice President - Finance, Treasurer and Secretary. In this promotion, Mr. Jacobs is assuming the responsibilities of Treasurer and Secretary previously held by Julie Moore who is retiring after her maternity leave.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)     Exhibits:  The following Exhibits are presented herewith:

        Exhibit 11 -- Computation of Earnings Per Share for the Quarter and Six Months Ended June 30, 1998 and 1997.

        Exhibit 12 -- Computation Ratio of Earnings to Combine Fixed Charges and Preferred Stock Dividends.

        Exhibit 27 -- Financial Data Schedule (electronic filing only).

(b)     Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CAPSTEAD MORTGAGE CORPORATION





Date:  August 11, 1998                By /s/ RONN K. LYTLE
                                         ------------------------------------
                                         Ronn K. Lytle
                                         Chairman and Chief Executive Officer





Date:  August 11, 1998                By /s/ ANDREW F. JACOBS
                                         ------------------------------------
                                         Andrew F. Jacobs
                                         Executive Vice President - Finance,
                                            Treasurer and Secretary

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
EX 11           Computation of Earnings Per Share for the Quarter and Six
                Months Ended June 30, 1998 and 1997.

EX 12           Computation Ratio of Earnings to Combine Fixed Charges and
                Preferred Stock Dividends.

EX 27           Financial Data Schedule.