Form 10-Q
period 1998-09-30
CAPSTEAD MORTGAGE CORP
filed 1998-11-16
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

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

COMMON STOCK ($0.01 PAR VALUE)                61,542,603 AS OF NOVEMBER 12, 1998

================================================================================

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX




                        PART I. -- FINANCIAL INFORMATION

                                                                                  PAGE
                                                                                  ----
ITEM 1.   Financial Statements

   Consolidated Balance Sheet -- September 30, 1998 (unaudited) and
     December 31, 1997..........................................................    3

   Consolidated Statement of Operations -- Quarter and Nine Months Ended
     September 30, 1998 and 1997 (unaudited)....................................    4

   Consolidated Statement of Cash Flows -- Nine Months Ended
     September 30, 1998 and 1997 (unaudited)....................................    5

   Notes to Consolidated Financial Statements (unaudited).......................    6

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........................   15


                    PART II. -- OTHER INFORMATION

ITEM 1.   Legal Proceedings.....................................................   25

ITEM 6.   Exhibits and Reports on Form 8-K......................................   26

SIGNATURES......................................................................   27

                        PART I. -- FINANCIAL INFORMATION
                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 1.  FINANCIAL STATEMENTS


                                              SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                              ------------------  -----------------
                                                  (UNAUDITED)
ASSETS
   Mortgage securities and other investments   $      3,831,640    $      6,114,130
   CMO collateral and investments                     4,984,575           5,195,436
                                               ----------------    ----------------
                                                      8,816,215          11,309,566

   Mortgage servicing rights                            494,355             669,062
   Prepaids, receivables and other                      246,799             361,510
   Cash and cash equivalents                             58,860              17,377
                                               ----------------    ----------------

                                               $      9,616,229    $     12,357,515
                                               ================    ================

LIABILITIES
   Short-term borrowings                       $      3,906,855    $      7,099,706
   Collateralized mortgage obligations                4,931,526           4,309,455
   Accounts payable and accrued expenses                 36,378              51,323
   Mortgage servicing rights
     acquisitions payable                                35,993               8,423
                                               ----------------    ----------------
                                                      8,910,752          11,468,907
                                               ----------------    ----------------

STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value;
     100,000 shares authorized:
       $1.60 Cumulative Preferred Stock,
         Series A, 374 and 408 shares
         issued and outstanding ($6,134
         aggregate liquidation preference)                5,228               5,698
       $1.26 Cumulative Convertible
         Preferred Stock, Series B, 17,298
         and 17,081 shares issued and
         outstanding ($196,851 aggregate
         liquidation preference)                        193,196             189,800
   Common stock - $0.01 par value; 100,000
     shares authorized; 61,534 and 58,541
     shares issued and outstanding                          615                 585
   Paid-in capital                                      781,154             732,295
   Undistributed income (loss)                         (309,813)             12,676
   Accumulated other comprehensive
     income (loss)                                       35,097             (52,446)
                                               ----------------    ----------------
                                                        705,477             888,608
                                               ----------------    ----------------

                                               $      9,616,229    $     12,357,515
                                               ================    ================



See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    QUARTER ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30               SEPTEMBER 30
                                                 ----------------------    ----------------------
                                                   1998         1997         1998         1997
                                                 ---------    ---------    ---------    ---------
INTEREST INCOME:
   Mortgage securities and other investments     $  67,625    $  90,762    $ 270,622    $ 248,139
   CMO collateral and investments                   77,058       85,153      268,951      256,072
                                                 ---------    ---------    ---------    ---------
       Total interest income                       144,683      175,915      539,573      504,211
                                                 ---------    ---------    ---------    ---------

INTEREST AND RELATED EXPENSE:
   Short-term borrowings:
     Mortgage securities and other investments      68,834       80,688      252,673      214,192
     CMO investments                                   325        7,336       22,648       19,358
   Collateralized mortgage obligations              92,914       65,617      254,667      203,227
   Mortgage insurance and other                        818        1,224        2,912        4,005
                                                 ---------    ---------    ---------    ---------
       Total interest and related expense          162,891      154,865      532,900      440,782
                                                 ---------    ---------    ---------    ---------
         Net margin on mortgage assets and
            other investments                      (18,208)      21,050        6,673       63,429
                                                 ---------    ---------    ---------    ---------

MORTGAGE BANKING REVENUE:
   Servicing fees                                   32,833       31,307       99,666       92,166
   Production and other                             22,825       13,263       57,072       32,682
                                                 ---------    ---------    ---------    ---------
       Total mortgage banking revenue               55,658       44,570      156,738      124,848
                                                 ---------    ---------    ---------    ---------

MORTGAGE SERVICING EXPENSE:
   Direct servicing expense                          5,866        4,498       17,263       12,794
   Indirect servicing expense                          992        2,089        4,222        5,640
   Amortization of mortgage servicing
     rights and related costs                       32,329       15,738       74,737       46,150
   Interest                                          5,200        5,992       16,553       16,404
                                                 ---------    ---------    ---------    ---------
       Total mortgage servicing expense             44,387       28,317      112,775       80,988
                                                 ---------    ---------    ---------    ---------
         Net margin on mortgage banking
            operations, before impairment           11,271       16,253       43,963       43,860
                                                 ---------    ---------    ---------    ---------

OTHER REVENUE (EXPENSE):
   Gain (loss) on sale of mortgage assets             (991)       5,615     (273,773)      16,591
   Impairment on mortgage servicing
     rights and CMO investments                   (148,229)        --       (199,615)        --
   Gain on financial instruments held to
     offset the effects of impairment              146,122         --        180,846         --
   CMO administration and other                      1,062        1,005        3,063        2,998
   Other operating expense                          (2,852)      (2,056)      (6,044)      (7,952)
                                                 ---------    ---------    ---------    ---------
       Total other revenue (expense)                (4,888)       4,564     (295,523)      11,637
                                                 ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                $ (11,825)   $  41,867    $(244,887)   $ 118,926
                                                 =========    =========    =========    =========

Net income (loss)                                $ (11,825)   $  41,867    $(244,887)   $ 118,926
Less cash dividends on preferred stock              (5,600)      (6,073)     (16,744)     (19,934)
                                                 ---------    ---------    ---------    ---------
Net income available (loss attributable)
   to common stockholders                        $ (17,425)   $  35,794    $(261,631)   $  98,992
                                                 =========    =========    =========    =========

NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                         $   (0.28)   $    0.66    $   (4.30)   $    1.96
   Diluted                                           (0.28)        0.61        (4.30)        1.78

CASH DIVIDENDS PAID PER SHARE:
   Common                                        $    --      $   0.610    $   1.000    $   1.785
   Series A Preferred                                0.400        0.400        1.200        1.200
   Series B Preferred                                0.315        0.315        0.945        0.945

See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                            --------------------------------
                                                                1998              1997
                                                            --------------    --------------
OPERATING ACTIVITIES:
   Net income (loss)                                        $     (244,887)   $      118,926
   Noncash items:
     Impairment on mortgage servicing rights and
       CMO investments                                             199,615              --
     Amortization of mortgage servicing
       rights and related costs                                     74,737            46,150
     Amortization of discount and premium                          121,023            76,268
     Depreciation and other amortization                             3,885             2,625
   Gain on sale of financial instruments held to offset
     the effects of impairment                                    (180,846)             --
   Loss (gain) on sale of mortgage assets                          271,552           (16,591)
   Net change in prepaids, receivables, other assets,
     accounts payable and accrued expenses                          (8,133)             (844)
                                                            --------------    --------------
         Net cash provided by operating activities                 236,946           226,534
                                                            --------------    --------------

INVESTING ACTIVITIES:
   Purchases of mortgage securities and other investments       (4,022,469)       (2,990,259)
   Purchases of CMO collateral and investments                  (1,305,865)         (359,268)
   Purchases of mortgage servicing rights                          (90,584)          (82,590)
   Purchases of derivative financial instruments                   (76,243)          (50,054)
   Principal collections on mortgage investments                 1,778,149           944,805
   Proceeds from sales of mortgage assets                        5,032,829           661,373
   Proceeds from sales and settlements of derivative
     financial instruments                                         299,547               305
   CMO collateral:
     Principal collections                                         771,098           357,330
     Decrease in accrued interest receivable                         6,015             1,152
     Decrease (increase) in short-term investments                   5,710            (2,133)
                                                            --------------    --------------
         Net cash provided (used) by investing activities        2,398,187        (1,519,339)
                                                            --------------    --------------

FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings                 (3,192,851)        1,484,961
   Increase (decrease) in mortgage servicing
     acquisitions payable                                           27,569           (40,216)
   Collateralized mortgage obligations:
     Issuance of securities                                      1,494,853           284,672
     Principal payments on securities                             (886,019)         (474,417)
     Increase (decrease) in accrued interest payable                (9,642)            3,529
   Capital stock transactions                                       50,042           137,677
   Dividends paid                                                  (77,602)         (110,509)
                                                            --------------    --------------
         Net cash provided (used) by financing activities       (2,593,650)        1,285,697
                                                            --------------    --------------

Net change in cash and cash equivalents                             41,483            (7,108)
Cash and cash equivalents at beginning of period                    17,377            21,003
                                                            --------------    --------------

Cash and cash equivalents at end of period                  $       58,860    $       13,895
                                                            ==============    ==============



See accompanying notes to consolidated financial statements.

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


NOTE 1 -- BUSINESS

Capstead Mortgage Corporation, a national mortgage banking firm, engages in servicing mortgage loans, investing in mortgage assets and other investment strategies. The Company's business plan is to build a mortgage banking operation with investments in mortgage servicing, mortgage production and mortgage assets with the goal of producing reasonably balanced operating results in a variety of interest rate environments. However, the current interest rate environment, where long-term interest rates have fallen to near and even lower than short-term interest rates, has significantly decreased the Company's net interest margins and led to higher mortgage prepayment rates. As discussed in
NOTE 3, NOTE 4 and NOTE 6, in the second and third quarters the Company recorded losses on repositioning its mortgage asset portfolios and took impairment charges against its investments in mortgage servicing rights, and to a lesser extent its CMO investments.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

On January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in financial statements. As the term currently relates to the Company, comprehensive income (loss) consists of net income (loss) plus the change in unrealized gain (loss) on debt securities classified as available-for-sale (see NOTE 8). The adoption of SFAS 130 has not had any impact on the results of operations or financial position of the Company.

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances, a hedge of a foreign currency exposure. This statement becomes effective in fiscal year ending December 31, 2001. The adoption of SFAS 133 is not expected to have a material impact on the financial position of the Company.

Certain amounts for prior periods have been reclassified to conform to the 1998 presentation.

NOTE 3 -- PORTFOLIO REPOSITIONINGS

In mid-June the Company committed to a significant repositioning of its mortgage asset portfolios involving the sale of approximately $1.0 billion of interest-only mortgage securities and $1.3 billion of adjustable-rate mortgage securities. Also as part of this repositioning, sales of $795 million of fixed-rate securities were completed by mid-July. Losses in connection with these transactions were recorded in the second quarter. In September the Company committed to the sale of an additional $1.1 billion of mortgage securities, $513 million of which settled in October. Losses in connection with these transactions were recorded in the third quarter.

NOTE 4 -- MORTGAGE SERVICING PORTFOLIO

The following table provides information regarding the primary mortgage servicing portfolio (which excludes subservicing) and the related investment in mortgage servicing rights (dollars in thousands):

                                                 UNPAID                          MORTGAGE
                                                PRINCIPAL        NUMBER          SERVICING
                                                 BALANCE         OF LOANS        RIGHTS
                                               ------------    ------------    ------------
Loans serviced at December 31, 1997            $ 42,059,027         441,277    $    669,062
   Additions:
     Purchases                                    2,225,295          19,922          44,714
     Loan production                                597,586           5,702           8,497
   Run-off/amortization                          (7,231,323)        (61,769)        (68,586)
   Impairment reserve                                  --              --          (195,564)
   Results of hedging activity (see below)             --              --            (1,141)
                                               ------------    ------------    ------------
Loans serviced at September 30, 1998             37,650,585         405,132         456,982
Purchases pending transfer                        1,747,158          14,269          37,373
                                               ------------    ------------    ------------
Total portfolio at September 30, 1998          $ 39,397,743         419,401    $    494,355
                                               ============    ============    ============

In addition, as of September 30, 1998, the Company subserviced $19.9 billion of single-family mortgage loans under a subservicing arrangement with a large national mortgage conduit.

The Company's investment in mortgage servicing rights has been written down to fair value at September 30, 1998 through amortization and impairment charges. Derivative financial instruments, specifically interest rate floors, have been held for several years to help mitigate the effect of changes in value of the servicing portfolio caused by falling mortgage interest rates and were accorded hedge accounting treatment through May of 1998. Beginning in June 1998, changes in value of these derivatives have been included in income rather than recorded as an adjustment to the carrying amount of the servicing asset.

The Company currently manages an expanded portfolio of U.S. Treasury-based financial instruments that include interest rate floors, 10-year U.S. Treasury note future contracts and 10-year U.S. Treasury notes to help mitigate the effects of further declines in mortgage interest rates on the value of mortgage servicing rights. Future contracts are derivative financial instruments that require daily settlement for changes in value of the underlying Treasuries and such changes in value are included in income. During the quarter the Company recorded $122.7 million of gain on floors and futures in addition to $23.4 million of realized gain on the sale of U.S. Treasury notes. At September 30, 1998 interest rate floor positions had related notional amounts totaling $10.3 billion and a recorded fair value of $103.0 million. Futures contracts had related notional amounts of $1.0 billion and a recorded investment of $21.9 million. There can be no assurance that any future declines in value of the servicing portfolio will be offset by gains realized on these or other financial instruments held by the Company.

NOTE 5 -- MORTGAGE SECURITIES AND OTHER INVESTMENTS

Mortgage securities and other investments and the related average effective interest rates (calculated including mortgage insurance costs on non-agency securities and excluding unrealized gains and losses) were as follows (dollars in thousands):

                                                                         QUARTER                       NINE MONTHS
                                                                          ENDED                            ENDED
                                   AS OF SEPTEMBER 30                  SEPTEMBER 30                    SEPTEMBER 30
                              -----------------------------   ------------------------------   -----------------------------
                                  1998             1997            1998            1997             1998            1997
                              -------------   -------------   -------------   --------------   -------------   -------------
Agency and U.S.
   Treasury securities:
     U.S. Treasury notes      $     653,890   $        --              5.63%            --  %           5.61%            -- %
     Fixed-rate                     426,998         719,113            6.54             6.68            6.53            6.56
     Medium-term                    450,926          59,297            5.87             6.84            5.99            6.84
     Adjustable-rate              2,158,049       4,933,738            4.75             6.14            5.55            6.23
Non-agency securities:
     Fixed-rate                        --            38,361            7.79             8.13            7.84            8.53
     Medium-term                     18,544         221,135            6.28             6.57            6.33            6.63
     Adjustable-rate                   --           174,206            6.67             7.15            6.81            7.15
     Production warehouse           123,233            --              6.62             --              6.77            --
                              -------------   -------------
                              $   3,831,640   $   6,145,850
                              =============   =============

The Company classifies its mortgage securities by interest rate characteristics of the underlying mortgage loans. Fixed-rate mortgage securities either (i) have fixed rates of interest for their entire terms, (ii) have an initial fixed-rate period of 10 years after origination and then adjust annually based on a specified margin over 1-year U.S. Treasury Securities ("1-year Treasuries"), or
(iii) were previously classified as medium-term and have adjusted to a fixed rate for the remainder of their terms. Medium-term mortgage securities either
(i) have an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year Treasuries, (ii) have initial interest rates that adjust one time, approximately 5 years following origination of the mortgage loan, based on a specified margin over Fannie Mae yields for 30-year, fixed-rate commitments at the time of adjustment, or (iii) fixed-rate mortgage securities that have expected weighted average lives of 5 years or less. Adjustable-rate mortgage securities either (i) adjust semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), (ii) adjust annually based on a specified margin over 1-year

Treasuries, or (iii) were previously classified as medium-term and have begun adjusting annually based on a specified margin over 1-year Treasuries.

Agency and U.S. Treasury securities consist of mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae, and U.S. government-issued fixed-rate securities, commonly referred to as U.S. Treasury notes or bills (collectively, "Agency and U.S. Treasury Securities"). Non-agency securities consist of AAA-rated private mortgage pass-through and other AAA-rated private mortgage securities (together, "Non-agency Securities") and also include mortgage loans held for sale in connection with loan production activities. The maturity of mortgage-backed securities is directly affected by the rate of principal prepayments on the underlying mortgage loans.

On September 29, 1998 the Company issued a CMO that was collateralized by $351.5 million of Non-agency Securities. This transaction allowed the Company to finance these assets until maturity at attractive long-term rates, while at the same time, reducing the Company's short-term borrowing requirements. At September 30, 1998 Agency and U.S. Treasury Securities and remaining Non-agency Securities were pledged to secure short-term borrowings.

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

                                             SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                             ------------------  -----------------
Pledged CMO collateral:
   Pledged mortgage securities                 $     4,923,764   $     4,326,696
   Short-term investments                                9,890            15,600
   Accrued interest receivable                          29,713            26,760
                                               ---------------   ---------------
                                                     4,963,367         4,369,056
     Unamortized premium                                10,949             2,752
                                               ---------------   ---------------
                                                     4,974,316         4,371,808
CMO investments:
   Agency Trust interest-only
     mortgage securities                                  --             809,757
   Other CMO investments                                10,259            13,871
                                               ---------------   ---------------
                                               $     4,984,575   $     5,195,436
                                               ===============   ===============

Pledged mortgage securities consist of fixed-rate, medium-term and adjustable-rate mortgage-backed securities. All principal and interest on pledged mortgage securities is remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on pledged mortgage securities and reinvestment income earned thereon are available for the payment of principal and interest on CMOs issued by the Company. The weighted average effective interest rate for total Pledged CMO Collateral was 7.10 percent and 7.22 percent during the quarter and nine months ended September 30, 1998, respectively.

During the second quarter of 1998, the Company committed to the sale of its entire investment in Agency Trust interest-only mortgage securities (see NOTE 3 above). During the third quarter the Company wrote down to fair value its remaining investment in interest-only mortgage securities through an impairment charge of $4.1 million.

NOTE 7 -- COLLATERALIZED MORTGAGE OBLIGATIONS

Each series of CMOs issued consists of various classes of bonds, most of which have fixed rates of interest. Interest is payable monthly or quarterly at specified rates for all classes. Typically, principal payments on each series are made to each class in the order of their stated maturities so that no payment of principal will be made on any class of bonds until all classes having an earlier stated maturity have been paid in full. The components of CMOs along with selected other information are summarized as follows (dollars in thousands):

                                          SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                          ------------------    -----------------
CMOs                                       $       4,925,168    $       4,332,409
Accrued interest payable                              27,944               28,417
                                           -----------------    -----------------
   Total obligation                                4,953,112            4,360,826
Less unamortized discount                            (21,586)             (51,371)
                                           -----------------    -----------------
                                           $       4,931,526    $       4,309,455
                                           =================    =================

Range of average interest rates                5.46% to 9.45%       5.60% to 9.95%
Range of stated maturities                      2007 to 2028         2007 to 2027
Number of series                                     31                   33

The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption at the Company's option provided that certain requirements specified in the related indenture have been met (referred to as "Clean-up Calls"). As a result, the actual maturity of any series is likely to occur earlier than its stated maturity. The average effective interest rate for all CMOs was 8.54 percent and 7.78 percent during the quarter and nine months ended September 30, 1998, respectively.

NOTE 8 -- DISCLOSURES REGARDING FAIR VALUES OF DEBT SECURITIES

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

The fair value of Agency and U.S. Treasury Securities, Non-agency Securities (excluding mortgage loans held in the production warehouse) and CMO investments was estimated using either quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements, or offer prices for similar assets or market positions. Losses of $3.7 million on certain sales that settled in October 1998 were recorded and the cost bases of these securities have been reduced accordingly. The fair value of Pledged CMO Collateral was based on projected cash flows, after payment on the related CMOs, determined using market discount rates and prepayment assumptions. The maturity of Pledged CMO Collateral is directly affected by the rate of principal payments by mortgagors and Clean-up Calls of the remaining CMOs outstanding.

The following tables summarize fair value disclosures for available-for-sale debt securities (in thousands):

                                                                  GROSS           GROSS
                                                                UNREALIZED      UNREALIZED         FAIR
                                                   COST           GAINS           LOSSES           VALUE
                                               -------------   -------------   -------------   -------------
AS OF SEPTEMBER 30, 1998
   Agency and U.S. Treasury
     Securities:
       U.S. Treasury notes                     $     617,546   $      36,344   $        --     $     653,890
       Fixed-rate                                    418,775           8,223            --           426,998
       Medium-term                                   452,030             353           1,457         450,926
       Adjustable-rate                             2,168,378           1,972          12,301       2,158,049
   CMO collateral and investments                    227,315           2,076             113         229,278
                                               -------------   -------------   -------------   -------------
                                               $   3,884,044   $      48,968   $      13,871   $   3,919,141
                                               =============   =============   =============   =============
AS OF DECEMBER 31, 1997
     Mortgage securities:
     Agency Securities:
       Fixed-rate                              $     875,928   $       2,903   $       7,454   $     871,377
       Medium-term                                   615,360           1,678              46         616,992
       Adjustable-rate                             4,017,109          19,850           6,499       4,030,460
     Non-agency Securities:
       Fixed-rate                                     39,416             878            --            40,294
       Medium-term                                   222,054             398              28         222,424
       Adjustable-rate                               161,116           3,459            --           164,575
   CMO investments                                   891,213             332          67,917         823,628
                                               -------------   -------------   -------------   -------------
                                               $   6,822,196   $      29,498   $      81,944   $   6,769,750
                                               =============   =============   =============   =============

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Non-agency Securities. The following tables summarize fair value disclosures for debt securities held-to-maturity (in thousands):

                                                     GROSS           GROSS
                                                   UNREALIZED      UNREALIZED        FAIR
                                     COST            GAINS           LOSSES          VALUE
                                 -------------   -------------   -------------   -------------
AS OF SEPTEMBER 30, 1998
   Pledged CMO Collateral        $   4,755,297   $       2,021   $      25,414   $   4,731,904
   Non-agency Securities                18,544              20            --            18,564
                                 -------------   -------------   -------------   -------------
                                 $   4,773,841   $       2,041   $      25,414   $   4,750,468
                                 =============   =============   =============   =============

AS OF DECEMBER 31, 1997
   Pledged CMO Collateral        $   4,371,808   $       2,988   $      48,955   $   4,325,841
   Non-agency Securities               168,008             918            --           168,926
                                 -------------   -------------   -------------   -------------
                                 $   4,539,816   $       3,906   $      48,955   $   4,494,767
                                 =============   =============   =============   =============

Sales of released CMO collateral occasionally occur provided the collateral has paid down to within 15 percent of its original issuance amounts.

The following table summarizes disclosures related to the disposition of debt securities held available-for-sale and held-to-maturity (in thousands):

                                                            QUARTER ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                    -----------------------------   ------------------------------
                                                         1998            1997            1998             1997
                                                    -------------   -------------   -------------    -------------
Sale of securities held available-for-sale:
     Amortized cost                                 $   1,523,853   $     223,846   $   4,790,144    $     570,925
     Gains (losses)                                        22,286           5,050        (254,646)          14,136

Sale of released CMO collateral held-to-maturity:
     Amortized cost                                          --              --             5,022           73,324
     Gains                                                   --              --               471            2,986

NOTE 9 -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                  QUARTER ENDED SEPTEMBER 30
                                    -------------------------------------------------------
                                               1998                          1997
                                    --------------------------    -------------------------
                                      AMOUNT         AVERAGE        AMOUNT        AVERAGE
                                    -----------    -----------    -----------   -----------
Interest income:
   Mortgage securities and other
     investments                    $    67,625           5.53%   $    90,762          6.30%
   CMO collateral and investments        77,058           7.10         85,153          7.95
                                    -----------                   -----------
       Total interest income            144,683                       175,915
                                    -----------                   -----------

Interest expense:
   Short-term borrowings                 69,159           5.58         88,024          5.54
   CMOs                                  92,914           8.54         65,617          7.69
                                    -----------                   -----------
       Total interest expense           162,073                       153,641
                                    -----------                   -----------
Net interest                        $   (17,390)                  $    22,274
                                    ===========                   ===========

                                                  NINE MONTHS ENDED SEPTEMBER 30
                                    -------------------------------------------------------
                                               1998                          1997
                                    --------------------------    -------------------------
                                      AMOUNT         AVERAGE        AMOUNT        AVERAGE
                                    -----------    -----------    -----------   -----------
Interest income:
   Mortgage securities and other
     investments                    $   270,622           5.92%   $   248,139          6.37%
   CMO collateral and investments       268,951           7.26        256,072          7.84
                                    -----------                   -----------
       Total interest income            539,573                       504,211
                                    -----------                   -----------

Interest expense:
   Short-term borrowings                275,321           5.57        233,550          5.52
   CMOs                                 254,667           7.78        203,227          7.57
                                    -----------                   -----------
       Total interest expense           529,988                       436,777
                                    -----------                   -----------
Net interest                        $     9,585                   $    67,434
                                    ===========                   ===========

The following tables summarize changes in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter and nine months ended September 30, 1998 compared to the same periods in 1997 (in thousands):

                                               QUARTER ENDED SEPTEMBER 30, 1998
                                            --------------------------------------
                                              RATE*         VOLUME*       TOTAL
                                            ----------    ----------    ----------
Interest income:
   Mortgage securities and other
     investments                            $  (10,431)   $  (12,706)   $  (23,137)
   CMO collateral and investments               (9,261)        1,166        (8,095)
                                            ----------    ----------    ----------
       Total interest income                   (19,692)      (11,540)      (31,232)
                                            ----------    ----------    ----------

Interest expense:
   Short-term borrowings                           632       (19,497)      (18,865)
   CMOs                                          7,826        19,471        27,297
                                            ----------    ----------    ----------
       Total interest expense                    8,458           (26)        8,432
                                            ----------    ----------    ----------
Net interest                                $  (28,150)   $  (11,514)   $  (39,664)
                                            ==========    ==========    ==========

                                             NINE MONTHS ENDED SEPTEMBER 30, 1998
                                            --------------------------------------
                                              RATE*         VOLUME*       TOTAL
                                            ----------    ----------    ----------
Interest income:
   Mortgage securities and other            $  (18,196)   $   40,679    $   22,483
     investments                               (19,738)       32,617        12,879
                                            ----------    ----------    ----------
   CMO collateral and investments              (37,934)       73,296        35,362
                                            ----------    ----------    ----------
       Total interest income

Interest expense:
   Short-term borrowings                         2,349        39,422        41,771
   CMOs                                          5,780        45,660        51,440
                                            ----------    ----------    ----------
       Total interest expense                    8,129        85,082        93,211
                                            ----------    ----------    ----------
Net interest                                $  (46,063)   $  (11,786)   $  (57,849)
                                            ==========    ==========    ==========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

NOTE 10 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is net income (loss) plus other comprehensive income
(loss), which, for the periods presented, consists of the change in unrealized gain (loss) on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (loss) for the periods indicated (in thousands):

                                                        QUARTER ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30                  SEPTEMBER 30
                                                     ------------------------    ------------------------
                                                        1998          1997          1998          1997
                                                     ----------    ----------    ----------    ----------
Net income (loss)                                    $  (11,825)   $   41,867    $ (244,887)   $  118,926
Other comprehensive income (loss):
   Unrealized gain (loss) on debt securities:
       Change in unrealized gain
         (loss) during period                            41,445       (23,361)     (167,103)       19,003
       Reclassification adjustment
         for (gain) loss included
         in net income (loss)                           (22,286)       (5,050)      254,646       (14,136)
                                                     ----------    ----------    ----------    ----------
           Other comprehensive income (loss)             19,159       (28,411)       87,543         4,867
                                                     ----------    ----------    ----------    ----------

         Comprehensive income (loss)                 $    7,334    $   13,456    $ (157,344)   $  123,793
                                                     ==========    ==========    ==========    ==========

NOTE 11 -- STOCKHOLDER LITIGATION

During the third quarter, the Company and certain of its officers were served with 24 purported class action lawsuits alleging, among other things, that the defendants violated United States securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business during a period extending from April 17, 1997 through July 24, 1998. Each of the complaints claims that as a result of such alleged improper actions, the market price of the Company's equity securities were artificially inflated at the time stockholders in the classes acquired those securities. The complaints seek monetary damages for the losses allegedly incurred by the members of the various classes on whose behalf these actions are brought. The Company has not yet responded to the complaints, but intends to defend itself vigorously.

Based on available information, management believes the resolution of these suits will not have a material adverse effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

OVERVIEW

The Company's business plan has been to build a mortgage banking operation with investments in mortgage securities, mortgage servicing and mortgage production with the goal of producing reasonably balanced operating results in a variety of interest rate environments. However, the current interest rate environment represents one of the most challenging periods in recent history for the financial markets and for the Company. During 1998 long-term interest rates have fallen to near and even lower than short-term interest rates which has significantly decreased the Company's net interest margins and mortgage servicing income because of high mortgage prepayments without any relief, until very recently, from lower borrowing costs. In addition, late in the third quarter the availability of credit tightened considerably throughout the financial markets and in particular the mortgage finance markets.

In response to these market conditions, the Company has taken several steps designed to preserve stockholders' equity. These include (i) reducing exposure to prepayment risk by disposing of a $1.0 billion investment in Agency Trust interest-only mortgage securities and more fully protecting the value of the mortgage servicing portfolio through actively managing a portfolio of U.S. Treasury-based financial instruments, (ii) significantly downsizing mortgage securities portfolios to improve the Company's credit profile by reducing reliance on short-term borrowings and by focusing the remaining mortgage securities portfolios almost exclusively on Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities and U.S. Treasury notes (collectively, "Agency and U.S. Treasury Securities"), and (iii) the elimination of common stock dividends. The Company currently expects to continue to pay preferred stock dividends.

Although long-term interest rates have partially recovered from the lows reached during the first week of October, they remain low enough to keep mortgage prepayment risk high on the Company's investments in mortgage assets and mortgage servicing. The Company is encouraged by actions taken by the Federal Reserve on September 29 and October 14, 1998 to lower short-term interest rates by a total of one-half of one percentage point which should help lower the Company's future borrowing costs and help alleviate some of the liquidity concerns in the financial markets, in particular the mortgage finance markets.

RECENT CHANGES IN THE INTEREST RATE ENVIRONMENT

In April 1997 the 10-year U.S. Treasury rate reached a high of 6.98 percent before declining to 5.74 percent by December 31, 1997. Interest rates for 30-year, fixed-rate mortgage loans reported in Freddie Mac's weekly Primary Mortgage Market Survey peaked at 8.18 percent in April 1997 before declining to
6.94 percent for the week ended January 9, 1998. During the most recent quarter, the 10-year U.S. Treasury rate declined over one full percentage point, from
5.44 percent at June 30, 1998 to 4.40 percent at September 30, 1998, while 30-year fixed-rate mortgage rates declined over three-eighths of one percentage point, from 6.98 percent for the week ended July 3, 1998 to 6.60 percent for the week ended October 2, 1998, according to the Primary Mortgage Market Survey. Most of this third quarter decline occurred in the month of September. Subsequent to quarter-end, the 10-year U.S. Treasury rate reached a low of 4.16 percent on October 5, 1998 before rising to 4.60 percent by the end of October. According to the Primary Mortgage Market Survey, 30-year fixed-rate mortgage rates reached a low of 6.49 percent the week ended October 9 before rebounding to 6.83 percent the week ended October 30, 1998. The Federal Reserve lowered the Federal Funds Rate one-fourth of one percent on September 29 and again on October 14, 1998.

MORTGAGE SECURITIES AND OTHER INVESTMENTS

The mortgage securities and other investments portfolios consist of Agency and U.S. Treasury Securities and, to a lesser extent, AAA-rated private mortgage pass-through and other AAA-rated private mortgage securities("Non-agency Securities"). Non-agency Securities also include mortgage loans held for sale in connection with loan production activities. The mortgage securities and other investment portfolios are financed under repurchase arrangements with investment banking firms pursuant to which the portfolios are pledged as collateral (see "Liquidity and Capital Resources").

In the current interest rate environment, adjustable-rate ("ARM") mortgage securities have been particularly hard hit by higher prepayments because homeowners have found it increasingly advantageous to refinance into fixed-rate mortgage loans with lower interest rates. With the rapid decline in long-term interest rates late in the third quarter, the prepayment risk on ARM mortgage securities has further increased and, as a result, these securities are now expected to prepay faster than previously anticipated. Consequently, in the third quarter the Company wrote-off an additional $5.3 million of the purchase premiums paid by the Company for these securities through premium amortization adjustments. These write-offs have decreased but not eliminated the Company's exposure to future increases in prepayments relative to remaining purchase premiums. Should future prepayments increase beyond the Company's current expectations, additional write-offs of remaining premiums may be necessary (see "Effects of Interest Rate Changes").

In connection with portfolio repositioning efforts in June, the Company sold $1.3 billion of ARM mortgage securities and $795 million of fixed-rate securities. In response to the liquidity concerns developing in the mortgage finance markets beginning in the latter part of the third quarter as discussed above, the Company further repositioned its investment portfolios in order to reduce short-term borrowings and improve its credit profile by focusing almost exclusively on Agency and U.S. Treasury Securities. During the third quarter short-term borrowings were reduced by over $2 billion primarily through the sale of $1.5 billion of mortgage securities and other investments and the issuance of a $345 million CMO collateralized by Non-agency Securities. These transactions resulted in the reduction of the Company's leverage ratio (short-term borrowings to equity, before accumulated other comprehensive income) from 8.7:1 at June 30, 1998 to 5.8:1 at September 30, 1998. Approximately 93 percent of the Company's short-term borrowings at quarter-end were secured by Agency and U.S. Treasury Securities. Portfolio repositioning transactions subsequent to quarter-end will further lower the Company's leverage ratio.

CMO COLLATERAL AND INVESTMENTS

Prior to 1995 the Company had been an active issuer of CMOs and other securities backed by jumbo mortgage loans. The Company retained residual interests in these securitizations consisting primarily of interest-only and principal-only mortgage securities. Other than occasional CMO issuances (see below) the Company has not been an active issuer of CMOs since 1994. In lieu of issuing CMOs, the Company had increased its CMO investments (defined as CMO collateral and investments, net of related bonds) by acquiring interest-only mortgage securities. In June 1998 the Company committed to the sale of its entire investment in Fannie Mae and Freddie Mac Trust interest-only mortgage securities at a substantial loss. The June disposition of the Agency Trust interest-only mortgage securities proved to be a prudent decision as this type of security has continued to decline in value during the third quarter. As of September 30, 1998, the Company's CMO investments had been reduced to $53.0 million, down from $81.7 million at June 30, 1998 and $886.0 million at December 31, 1997.

With the further increase in prepayment risk late in the third quarter as discussed above, the CMO collateral underlying CMO investments is now expected to prepay faster than previously anticipated. Consequently, in the third quarter the Company wrote-off a significant portion of remaining CMO investments through CMO bond discount amortization adjustments aggregating $15.7 million and a $4.1 million impairment charge to write-down remaining investments in interest-only mortgage securities to fair market value. These write-offs have decreased but not eliminated the Company's exposure to future increases in prepayments relative to remaining CMO investments. Should future prepayments increase beyond the Company's current expectations, additional write-downs of remaining CMO collateral premiums and bond discounts may be necessary (see "Effects of Interest Rate Changes").

Since the Company exited the jumbo mortgage loan conduit business in 1995, it has maintained several finance subsidiaries with remaining capacity to issue CMOs and other securitizations ("securitization shelves"). In an effort to recover costs associated with these securitization shelves, and to potentially add to the Company's CMO administration activities, the Company may, from time to time, purchase mortgage loans from originators or conduits and issue CMOs or other securities backed by these loans. The Company may or may not retain a significant residual economic interest in these securitizations. In the latter half of 1997 the Company completed two such CMO transactions totaling $1.1 billion and during 1998 issued two additional such CMOs totaling $1.1 billion. Additionally, as mentioned above, the Company issued a $345.4 million CMO backed by Non-agency Securities in September 1998, retaining a $6.1 million residual interest.

MORTGAGE BANKING OPERATIONS

The Company commenced mortgage servicing operations in 1993 and is currently one of the 20 largest and one of the most efficient mortgage servicers in the country with a total mortgage servicing portfolio (including primary servicing and subservicing) of $59.3 billion, a $2.7 billion increase from the previous quarter. During 1996 the Company entered into a subservicing arrangement with a large national mortgage conduit. As of September 30, 1998, the subservicing portfolio totaled $19.9 billion, an increase of $3.5 billion during the quarter. An advantage of subservicing arrangements is that further growth and enhanced efficiencies can be achieved without the capital investment and prepayment risk associated with owning additional mortgage servicing rights. This arrangement is viewed by the Company as a confirmation of the quality and cost effectiveness of the mortgage servicing operation.

The primary mortgage servicing portfolio (which excludes subservicing) declined $755 million, or 1.9 percent, during the quarter to $39.4 billion with a weighted average interest rate of 7.39 percent and earning an average annual service fee, excluding ancillary revenue and earnings on escrows, (the "Average Service Fee") of 31.5 basis points. The September 30, 1998 investment in mortgage servicing rights related to this portfolio has been reduced to $494.4 million (125.5 basis points, or a 3.98 multiple of the Average Service Fee) through amortization and impairment charges. Primary mortgage servicing portfolio runoff, consisting of prepayments and scheduled payments on mortgage loans serviced, was 26.5 percent during the quarter, up from 25.7 percent in the second quarter of 1998 and 20.4 percent in the first quarter of 1998.

Because of the continued high level of runoff experienced in 1998 and the increase in prepayment risk as discussed above, future cash flows from the mortgage servicing portfolio are expected to be less than previously anticipated. As a result, substantially higher amortization expense and large impairment charges have been recorded in 1998. Should prepayments continue at current levels or accelerate further, higher amortization expense and further impairment of the mortgage servicing asset are likely. In the past, the Company attempted to partially protect the value of its investment in mortgage servicing rights against declining interest rates with derivative financial instruments, specifically interest rate floors. These instruments under-performed in the second quarter relative to declines in the value of servicing rights such that a net impairment charge after related hedge gains was recorded. The Company currently manages an expanded portfolio of U.S. Treasury-based financial instruments that include interest rate floors, 10-year U.S. Treasury note futures contracts and 10-year U.S. Treasury notes to help mitigate the effects of further declines in mortgage interest rates on the value of mortgage servicing rights. These instruments performed well in the third quarter such that related gains more than offset related impairment charges (see "Results of Operations"). At September 30, 1998 interest rate floor positions had related notional amounts totaling $10.3 billion and a recorded fair value of $103.0 million. Futures contracts had related notional amounts of $1.0 billion and a recorded investment of $21.9 million. There can be no assurance that any future declines in value of the servicing portfolio will be offset by gains realized on these or other financial instruments held by the Company (see "Effects of Interest Rate Changes").

In January 1998 the Company entered the mortgage production business with the introduction of a technology-driven refinancing program which allows the Company's existing homeowners to take advantage of a low cost, efficient refinancing alternative. This streamline refinance program has been well received with the Company closing a total of 2,935 loans having an unpaid principal balance of $303.6 million during the current quarter, up from 2,245 loans having an unpaid principal balance of $238.3 million in the previous quarter. Given the current level of mortgage interest rates, monthly production is expected to average $100 million or more this year and is contributing significantly to 1998 income.

CAPITAL

The following table summarizes the Company's utilization of capital as of September 30, 1998 (in thousands):

                                                                         CAPITAL
                                            ASSETS       BORROWINGS      EMPLOYED
                                         ------------   ------------   ------------
Agency and U.S. Treasury securities:
   U.S. Treasury notes                   $    653,890   $    643,978   $      9,912
   Fixed-rate                                 426,998        410,274         16,724
   Medium-term                                450,926        449,357          1,569
   Adjustable-rate                          2,158,049      2,127,691         30,358
Non-agency securities:
   Medium-term                                 18,544         27,968         (9,424)
   Production warehouse                       123,233         62,810         60,423
CMO collateral and investments*             4,984,575      4,941,208         43,367
Mortgage servicing rights**                   494,355        186,993        307,362
Derivative financial instruments              127,316         24,095        103,221
                                         ------------   ------------   ------------
                                         $  9,437,886   $  8,874,374        563,512
                                         ============   ============
Other assets, net of other liabilities                                      141,965
                                                                       ------------
Total stockholders' equity                                             $    705,477
                                                                       ============

*      INCLUDES APPROXIMATELY $10 MILLION OF RELATED SHORT-TERM BORROWINGS.

** REPRESENTS AMOUNTS OWED UNDER CONTRACTS FOR BULK PURCHASES OF MORTGAGE SERVICING RIGHTS AND $151 MILLION DRAWN OF AN AVAILABLE $276 MILLION UNDER A $625 MILLION LINE OF CREDIT SECURED BY EXISTING MORTGAGE SERVICING RIGHTS (SEE "LIQUIDITY AND CAPITAL RESOURCES").

The Company raised $51.9 million of new capital earlier in 1998 through the issuance of stock (i) directly to investors pursuant to its direct stock purchase and dividend reinvestment programs, (ii) daily sales of stock into the open market and (iii) stock compensation programs. Effective early June the Company suspended its stock purchase program and open market sales until further notice. Stockholders' equity, including unrealized gains on securities held available-for-sale that are included in accumulated other comprehensive income, increased slightly in the current quarter to $705.5 million at September 30, 1998 from $703.9 million at June 30, 1998. Book value per common share (calculated assuming liquidation of the preferred stock) increased to $8.17 per common share from $8.13 at June 30, 1998. The large loss recorded in the second quarter had previously reduced stockholders' equity considerably from $888.6 million or $11.74 per common share at December 31, 1997.

The Company currently expects to continue to pay preferred stock dividends.

RESULTS OF OPERATIONS

Comparative net operating results (interest income or fee revenues, net of related interest expense and, in the case of mortgage banking and CMO administration, related direct and indirect operating expenses) by source were as follows (in thousands, except per share amounts):

                                               QUARTER ENDED               NINE MONTHS ENDED
                                               SEPTEMBER 30                   SEPTEMBER 30
                                      ----------------------------    ----------------------------
                                          1998            1997            1998            1997
                                      ------------    ------------    ------------    ------------
Agency and U.S. Treasury Securities   $     (2,935)   $      8,376    $     12,147    $     27,948
Non-agency securities                        1,431           1,245           4,686           4,593
CMO collateral and investments             (16,704)         11,429         (10,160)         30,888
Mortgage banking operations                 11,271          16,253          43,963          43,860
CMO administration and other                 1,062           1,005           3,063           2,998
                                      ------------    ------------    ------------    ------------
                                            (5,875)         38,308          53,699         110,287
Gain (loss) on sale of
   mortgage assets                            (991)          5,615        (273,773)         16,591
Impairment on mortgage servicing          (148,229)           --          (199,615)           --
   rights and CMO investments
Gain on financial instruments              146,122            --           180,846            --
   held to offset the effects
   of impairment
Other operating expense                     (2,852)         (2,056)         (6,044)         (7,952)
                                      ------------    ------------    ------------    ------------

Net income (loss)                     $    (11,825)   $     41,867    $   (244,887)   $    118,926
                                      ============    ============    ============    ============
Net income (loss) per common share:
   Basic                              $      (0.28)   $       0.66    $      (4.30)   $       1.96
   Diluted                                   (0.28)           0.61    $      (4.30)           1.78

Operating results for the quarter and nine months ended September 30, 1998 reflect the impact on the Company of the current interest rate environment and steps taken by the Company in response, most notably the downsizing of its mortgage asset portfolios (including the second quarter sale of interest-only and other mortgage securities at a substantial loss) which has reduced the Company's current earnings capacity. Third quarter results were also impacted significantly by increased prepayment risk that resulted in the write-off of a total of $21.0 million of purchase premiums and CMO bond discounts. Substantial impairment charges taken in the third quarter primarily on the Company's investment in mortgage servicing rights were largely offset by gains realized on a portfolio of U.S. Treasury-based financial instruments.

Agency and U.S. Treasury Securities contributed less to income during the quarter and nine months ended September 30, 1998 than during the same periods in 1997. The benefit to operating results of increased average holdings of these securities earlier in 1998 was offset by lower financing spreads while third quarter results were also impacted by the downsizing of this portfolio in June and July. Financing spreads were lower primarily because of higher prepayments, expectations that future prepayments will be faster because of increased prepayment risk and investments made in lower yielding securities reflecting the general decline in long-term interest rates. Financing spreads for the quarter and nine months ended September 30, 1998 were a negative 24 basis points and 23 basis points, respectively, 88 and 50 basis points lower than spreads achieved in the corresponding periods in 1997. Average yields for this portfolio were
5.32 percent and 5.79 percent during
the quarter and nine months ended September 30, 1998, respectively, compared to
6.21 percent and 6.27 percent during the same periods in 1997, while borrowing rates were 5.56 percent for both the quarter and nine months ended September 30, 1998, compared to 5.57 percent and 5.54 percent during the same periods in 1997. The average outstanding portfolio was $4.3 billion and $5.5 billion during the quarter and nine months ended September 30, 1998, respectively, compared to $5.3 billion and $4.7 billion for the same periods in 1997.

The Non-agency Securities contribution to income during the quarter and nine months ended September 30, 1998 were nearly the same as in the same periods in 1997 due primarily to increases in the average outstanding portfolios. Higher prepayments were not as significant an influence on the decline in financing spreads for this portfolio because of lower amounts of investment premiums. However, the yields on new asset purchases are lower reflecting the general decline in long-term interest rates. As a result of asset purchases (primarily mortgage loans from the new streamline refinance program) and CMO redemptions, the average outstanding portfolio was $593 million and $639 million during the quarter and nine months ended September 30, 1998, respectively, compared to $451 million and $461 million for the same periods in 1997. Average yields for this portfolio (calculated including mortgage insurance costs) were 6.84 percent and
6.80 percent during the quarter and nine months ended September 30, 1998, respectively, compared to 6.95 percent and 6.99 percent during the same periods in 1997, while average borrowing rates were at 5.84 percent and 5.80 percent, respectively, compared to 5.76 percent and 5.72 percent during the same periods in 1997.

CMO investments contributed substantially less to income during the quarter and nine months ended September 30, 1998 than during the same periods in 1997 due primarily to the liquidation of the Agency Trust interest-only mortgage securities portfolio in June (see above, "Financial Condition"). Results from remaining CMO investments were less than in the same periods in 1997 due to higher prepayments on underlying collateral and expectations that future prepayments will be faster because of increased prepayment risk. This resulted in the write-off of $15.7 million of CMO bond discounts and an impairment charge of $4.1 million to write-down to fair value remaining investments in interest-only securities. Results were also impacted by CMO redemptions which have the effect of transferring the related financing spread from this portfolio to Non-agency Securities.

Modestly higher year-to-date mortgage banking results (before the impairment charge, see above) reflect $10.8 billion of growth in the subservicing portfolio to $19.9 billion at the end of the third quarter from $9.1 billion at September 30, 1997 while the primary servicing portfolio fell to $39.4 billion from $41.0 billion at September 30, 1997. The Company's recent entry into the mortgage production business through refinancing mortgage loans in its primary servicing portfolio also contributed $5.7 million to current quarter results, up from $4.5 million the previous quarter (see above, "Financial Condition"). Revenues increased to $55.7 million and $156.7 million during the quarter and nine months ended September 30, 1998, respectively, compared to $44.6 million and $124.8 million during the same periods in 1997. Direct servicing expenses increased over prior periods primarily due to continued growth of the total servicing portfolio. Indirect servicing expenses were lower in the current quarter because of a year-to-date reclassification of cost allocations between the servicing operation and other operations of the Company.

Amortization of mortgage servicing rights of $32.3 million and $74.7 million during the quarter and nine months ended September 30, 1998, respectively, was higher than the $15.7 million and $46.2 million recorded during the same periods in 1997 primarily due to higher levels of prepayments and expectations that future prepayments will be faster. In addition, the Company recorded impairment charges to write-down its investment in mortgage servicing rights of $144.2 million and $195.6 million for the quarter and nine months ended September 30, 1998, respectively. Offsetting these impairment charges were $122.7 million and $129.1 million of gain on interest rate floors and U.S. Treasury futures positions for the quarter and nine months ended September 30, 1998, respectively, in addition to $23.4 million of realized gain in the third quarter on the sale of U.S. Treasury notes also held to offset the effects of servicing impairment. Should future prepayments increase beyond the Company's current expectations, higher amortization expense and further impairment of the mortgage servicing asset are likely (see "Effects of Interest Rate Changes").

Operating expenses for the nine months ended September 30, 1998 were also impacted by the year-to-date reclassification of cost allocations between the servicing operation and other operations of the Company. Operating expenses for the nine months ended September 30, 1998 were lower than during the same period in 1997 primarily because of lower compensation-related costs due in part to the effects of a January 2, 1998 restructuring of long-term compensation for key officers.

Included in gain (loss) on sale of mortgage assets for the quarter ended September 30, 1998 are $1.1 million in losses on the sale of $1.1 billion of agency securities. Year-to-date losses totaled $277.6 million on sales of mortgage assets totaling $4.3 billion. In addition, the Company earned $116,000 and $3.8 million in the quarter and nine months ended September 30, 1998, respectively, from a strategy of writing call options on a portion of the Company's fixed-rate mortgage securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include monthly principal and interest payments on mortgage securities and other investments, short-term borrowings, excess cash flows on CMO investments, servicing fees and other revenue from the mortgage banking operation, proceeds from sales of mortgage assets and equity offerings (see above "Financial Condition"). The Company currently believes that these funds are sufficient for growth of the mortgage servicing portfolio, the acquisition of mortgage assets, repayments on short-term borrowings, the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT") and common stock repurchases, if any, as described below. It is the Company's policy to remain strongly capitalized and conservatively leveraged (see "Financial Condition").

Short-term borrowings are primarily made under repurchase arrangements. The Company has uncommitted repurchase facilities with investment banking firms to finance mortgage assets, subject to certain conditions. Interest rates on borrowings under these facilities are based on overnight to 30-day London Interbank Offered Rate ("LIBOR") rates. The terms and conditions of these arrangements, including interest rates, are negotiated on a transaction-by-transaction basis. Because of the perceived credit-worthiness of securities issued by government-sponsored entities and the U.S. government, in its repositioning efforts the Company has focused its remaining investments that are financed using repurchase arrangements almost exclusively on these securities.

In addition to a repurchase arrangement to fund a portion of its production warehouse, at September 30, 1998 the mortgage banking operation had available an additional $125 million under a revolving line of credit agreement maturing September 30, 1999 with an investment banking firm. This line is used to finance mortgage servicing rights on a collateralized basis. Amounts available under this line are limited to a percentage of the value of eligible mortgage servicing rights owned or to be acquired by the Company not to exceed aggregate borrowings of $625 million. The agreement requires, among other things, that the mortgage banking operation maintain certain financial ratios and specified levels of unencumbered servicing rights. The mortgage banking operation is in compliance with these requirements. Interest rates on borrowings under this facility are based on LIBOR.

In 1996 the board of directors approved the repurchase of up to one million shares of common stock to fund employee stock option and stock grant programs. As of September 30, 1998 no such share repurchases occurred.

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

The Company supplements its business plan from time to time with Derivatives held to hedge against the loss in value of certain assets, such as mortgage servicing rights, should long-term interest rates decline further. Historically, most Derivatives used by the Company have been interest rate floors that generally decrease in value when interest rates rise and increase in value when rates decline. Should interest rates remain at or near current levels, the fair value of these Derivatives will erode over time and could also be impacted by other factors such as changes in market demand for these instruments. Other Derivatives acquired from time to time may include treasury futures contracts and options, written options on mortgage assets or various other Derivatives available in the market place that are compatible with the Company's risk management objectives. In instances where such Derivatives are accorded hedge accounting treatment, changes in value adjust the basis of the assets hedged. In instances where Derivatives are held for trading purposes or are no longer accorded hedge accounting treatment (see NOTE 4 to the accompanying consolidated financial statements), changes in value are recorded in income as they occur, which could increase income volatility.

YEAR 2000

Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Company utilizes a number of software systems to service mortgage loans, administer securitizations and manage its mortgage assets. The Company has made and will continue to make investments in its software systems and applications to ensure the Company is Year 2000 compliant. In addition, the Company has taken steps to ensure that the vendors it utilizes in various capacities and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant. This process is expected to be essentially complete by early 1999. The financial cost of becoming Year 2000 compliant has not been and is not expected to be material to the Company or results of operations.

Although the Company expects that all its systems and applications will be Year 2000 compliant per the above schedule and well prior to December 31, 1999, there can be no assurance that all of the vendors it utilizes and institutions that it interfaces with will complete their compliance efforts. The Company will continue to monitor their efforts in this regard and will take all prudent steps possible to ensure operations are not disrupted including the use of other vendors or other methodologies and processes to transact the Company's business. The effect of any disruption to the Company's operations of any such instances of non-compliance is presently not determinable.

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. The Company's actual results and liquidity could differ materially from those anticipated in these forward-looking statements as a result of unforeseen external factors. As discussed in the Company's filings with the Securities and Exchange Commission, these factors may include, but are not limited to, changes in general economic conditions, fluctuations in and market expectations for fluctuations in interest rates and levels of mortgage prepayments, increases in costs and other general competitive factors.

                          PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Between July 23, 1998 and November 11, 1998, the Company and certain of its senior officers were sued in 24 different lawsuits, each of which alleged violations of the federal securities laws. All of the lawsuits are pending in the United States District Court for the Northern District of Texas. In 23 of the lawsuits, the individual defendants were Ronn K. Lytle, Christopher T. Gilson, Julie A. Moore, Andrew F. Jacobs and William H. Rudluff. In one of the lawsuits, the individual defendants included only Messrs. Lytle and Jacobs and Ms. Moore. Each of the actions is filed as a purported class action, but the persons on behalf of whom the lawsuits are allegedly filed and the alleged class period vary somewhat among the various actions. The earliest starting date for the alleged class period is April 17, 1997, the date on which the Company issued a press release announcing its operating results for the first quarter of fiscal year 1997, and 23 of the lawsuits conclude the alleged class period on June 26, 1998, the date on which the Company announced a portfolio repositioning in which the Company incurred substantial losses. One of the lawsuits concludes July 24, 1998, the date on which the Company announced its operating results for the second quarter of fiscal 1998 and also announced that it was eliminating the common stock dividend for a period of time.

In substance, each of the lawsuits alleges that the Company caused the market price for its securities to be artificially inflated during the alleged class periods as a result of the Company having issued false and misleading statements concerning the Company's business, operations, and financial condition and omitting disclosure of material adverse information regarding the same matters. Each of the complaints seeks monetary damages. The Company intends to defend vigorously the claims asserted against it.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)     Exhibits:  The following Exhibits are presented herewith:

        Exhibit 11 -- Computation of Earnings Per Share for the Quarter and Nine Months Ended September 30, 1998 and 1997.

        Exhibit 12 -- Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

        Exhibit 27 -- Financial Data Schedule (electronic filing only).

(b)     Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CAPSTEAD MORTGAGE CORPORATION





Date:  November 12, 1998              By /s/ RONN K. LYTLE
                                         ---------------------------------------
                                         Ronn K. Lytle
                                         Chairman and Chief Executive Officer





Date:  November 12, 1998              By /s/ ANDREW F. JACOBS
                                         ---------------------------------------
                                         Andrew F. Jacobs
                                         Executive Vice President - Finance,
                                           Treasurer and Secretary

                                  EXHIBIT INDEX

         EXHIBIT
            NO.       DESCRIPTION
        ----------    -----------
        Exhibit 11 -- Computation of Earnings Per Share for the Quarter and Nine
                      Months Ended September 30, 1998 and 1997.

        Exhibit 12 -- Computation of Ratio of Earnings to Combined Fixed Charges
                      and Preferred Stock Dividends

        Exhibit 27 -- Financial Data Schedule (electronic filing only).