Form 10-K/A
period 1997-12-31
CAPSTEAD MORTGAGE CORP
filed 1999-02-12
CIK 766701

--------------------------------------------------------------------------------
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Company's annual report on Form 10-K for the year ended December 31, 1997 is hereby amended to include the conformed signature of Ernst & Young L.L.P. on the Report of Independent Auditors included in Exhibit 13. Such conformed signature was inadvertently omitted from the original filing of the Form 10-K on March 13, 1998.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CAPSTEAD MORTGAGE CORPORATION
                                                           REGISTRANT


Date:  February 12, 1999                    By:     /s/ ANDREW F. JACOBS
                                               ---------------------------------
                                                       Andrew F. Jacobs
                                               Executive Vice President-Finance,
                                                   Treasurer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


 /s/ RONN K. LYTLE                                  Chairman, Chief                                  February 12, 1999
-------------------------------                       Executive Officer
        (Ronn K. Lytle)                               and Director


 /s/ ANDREW F. JACOBS                               Executive Vice President-                        February 12, 1999
-------------------------------                       Finance, Treasurer
       (Andrew F. Jacobs)                             and Secretary


 /s/ BEVIS LONGSTRETH                               Director                                         February 12, 1999
-------------------------------
      (Bevis Longstreth)


 /s/ PAUL M. LOW                                    Director                                         February 12, 1999
-------------------------------
         (Paul M. Low)


 /s/ HARRIET E. MIERS                               Director                                         February 12, 1999
-------------------------------
      (Harriet E. Miers)


 /s/ WILLIAM R. SMITH                               Director                                         February 12, 1999
-------------------------------
     (William R. Smith)


 /s/ JOHN C. TOLLESON                               Director                                         February 12, 1999
-------------------------------
        (John C. Tolleson)