Form 10-K
period 1998-12-31
CAPSTEAD MORTGAGE CORP
filed 1999-03-31
CIK 766701

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

AT MARCH 12, 1999 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS $299,295,354

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 12, 1999: 59,866,520

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1998 ARE INCORPORATED BY REFERENCE INTO PARTS II AND IV.

(2) PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT, ISSUED IN CONNECTION WITH THE 1999 ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT, ARE INCORPORATED BY REFERENCE INTO PART III.

================================================================================

                 CAPSTEAD MORTGAGE CORPORATION AND SUBSIDIARIES

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----

                                     PART I

ITEM  1.      BUSINESS............................................................................        1

ITEM  2.      PROPERTIES..........................................................................        2

ITEM  3.      LEGAL PROCEEDINGS...................................................................        3

ITEM  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................        3


                                     PART II

ITEM  5.      MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS...................................................        3

ITEM  6.      SELECTED FINANCIAL DATA.............................................................        3

ITEM  7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...............................................        3

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................        3

ITEM  9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...............................................        4


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................        4

ITEM 11.      EXECUTIVE COMPENSATION..............................................................        4

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT.............................................................        4

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................        4


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K...............................................................        4

                                     PART I

ITEM 1.       BUSINESS.

Capstead Mortgage Corporation ("CMC" or the "Company") was incorporated on April 15, 1985 in Maryland and commenced operations in September 1985. The Company's business plan is to build a mortgage investment firm, earning income from investing in mortgage assets on a leveraged basis and other investment strategies.

Initially, the Company structured and managed mortgage investments. In late 1992 the Company entered into the mortgage servicing business. Mortgage servicing includes collecting and accounting for payments of principal and interest from borrowers, remitting such payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgage premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans. Fees are received for servicing residential mortgage loans ranging generally from 0.25 to 0.38 percent per annum on the declining principal balances of the loans and are collected out of monthly mortgage payments. In December 1998 the Company sold its mortgage banking operations and currently manages portfolios of high quality, single-family residential mortgage-backed securities.

For further discussion of the Company's business, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 on pages 30 through 35.

EFFECTS OF INTEREST RATE CHANGES AND INTEREST RATE SENSITIVITY

For discussion of effects of interest rate changes on the Company's mortgage securities portfolios, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 on pages 39 through 41.

OTHER INVESTMENT STRATEGIES

The Company may enter into other short- or long-term investment strategies as the opportunities arise. With the December 1998 sale of its mortgage banking operations, and reduced mortgage asset holdings, the Company entered 1999 with substantial liquidity. The Company is evaluating a number of opportunities to acquire or make strategic investments in a variety of real estate-related investments and entities, although there can be no assurance that the Company will make any such investments.

COMPETITION

In purchasing mortgage securities, the Company competes with savings banks, commercial banks, mortgage and investment bankers, conduits, insurance companies, other lenders and mutual funds.

REGULATION AND RELATED MATTERS

Prior to its sale December 31, 1998, the Company's mortgage banking operations were subject to the rules and regulations of FNMA and FHLMC with respect to servicing and originating mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. Moreover, the Company has been required to annually submit audited financial statements to FNMA and FHLMC, and each regulatory entity has its own financial requirements. The mortgage banking operation's affairs have also been subject to examination by FNMA and FHLMC at all times to assure compliance with applicable regulations, policies and procedures. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

EMPLOYEES

As of December 31, 1998, the Company had 22 full-time employees.

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

As long as Capstead REIT qualifies as a REIT, it will generally be taxable only on its undistributed taxable income. Distributions out of current or accumulated earnings and profits will be taxed to stockholders as ordinary income or capital gain, as the case may be. Distributions in excess of the Company's accumulated and current earnings and profits will constitute a non-taxable return of capital to the stockholders (except insofar as such distributions exceed the cost basis of the shares of stock) resulting in a corresponding reduction in the cost basis of the shares of stock. The Company notifies its stockholders of the proportion of distributions made during the taxable year that constitutes ordinary income, return of capital or capital gains. For 1998, no distributions were characterized as capital gains due to capital losses realized on the sale of mortgage assets this year. Capstead REIT has substantial capital loss carryforwards that will in all likelihood eliminate the potential for capital gain distributions through the year 2004 when remaining capital loss carryforwards expire. During 1998, 92.0 percent and 8.0 percent of the common stock distributions were characterized as ordinary income and nontaxable return of capital, respectively, while 100 percent of the preferred stock distributions were characterized as ordinary income. For 1997, capital gains were classified as medium-term on sold assets that were held 12 to 18 months, and long-term on sold assets that were held longer than 18 months. During 1997, 83.7 percent, 7.5 percent, 7.4 percent and 1.4 percent of the common stock distributions were characterized as ordinary income, nontaxable return of capital, medium-term capital gain and long-term capital gain, respectively, while 90.5 percent, 8.6 percent and 0.9 percent of the preferred stock distributions were characterized as ordinary income, medium-term capital gain and long-term capital gain, respectively. Distributions by the Company will not normally be eligible for the dividends received deduction for corporations. Should the Company incur losses, stockholders will not be entitled to include such losses in their individual income tax returns.

All taxable income of Capstead Holdings, Inc., and its primary subsidiary Capstead Inc. (which held the mortgage banking operations prior to their sale in December 1998), is subject to federal and state income taxes, where applicable. Capstead REIT's taxable income will include earnings of these subsidiaries only upon payment to Capstead REIT by distribution of such earnings, and only if these distributions are made out of current earnings and profits.

The foregoing is general in character. Reference should be made to pertinent Internal Revenue Code sections and the Regulations issued thereunder for a comprehensive statement of applicable federal income tax consequences.

ITEM 2.       PROPERTIES.

The Company's operations are conducted in Dallas, Texas on properties leased by the Company.

ITEM 3.       LEGAL PROCEEDINGS.

Between July 23, 1998 and November 11, 1998, twenty-four purported class action lawsuits were filed against the Company and certain of its senior officers which allege, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business during various periods between January 28, 1997 and July 24, 1998. The complaints claim that as a result of such alleged improper actions, the market price of the Company's equity securities were artificially inflated during that time period. The complaints seek monetary damages in an undetermined amount. In March 1999 these actions were consolidated. The date by which the Company is to respond has not yet run. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the actions.

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

ITEM 4.       RESULTS OF SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 on page 28 under the caption "Note 15 - Market and Dividend Information," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 6.       SELECTED FINANCIAL DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 on page 29 under the caption "Selected Financial Data," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 on pages 30 through 42 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 on pages 3 through 28, and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included in the Registrant's 1999 definitive Proxy Statement on pages 3 through 6 under the captions "Election of Directors," "Board of Directors" and "Executive Officers," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.      EXECUTIVE COMPENSATION.

The information required by this item is included in the Registrant's 1999 definitive Proxy Statement on pages 7 through 14 under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," and "Performance Graph," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.      SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.

The information required by this item is included in the Registrant's 1999 definitive Proxy Statement on pages 16 and 17 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  Documents filed as part of this report:

              1. The following consolidated financial statements of the Company, included in the 1998 Annual Report to Stockholders, are incorporated herein by reference:

                                                                                                              PAGE
                                                                                                              ----
                    Consolidated Statement of Operations -
                      Three Years Ended December 31, 1998...........................................           *
                    Consolidated Balance Sheet - December 31, 1998 and 1997.........................           *
                    Consolidated Statement of Stockholders' Equity -
                      Three Years Ended December 31, 1998...........................................           *
                    Consolidated Statement of Cash Flows -
                      Three Years Ended December 31, 1998...........................................           *
                    Notes to Consolidated Financial Statements - December 31, 1998..................           *

              NOTE: All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

              * Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1998.

                                     PART IV
                              ITEM 14. -- CONTINUED

              3.    Exhibits:

                   EXHIBIT
                   NUMBER
                   -------

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

                    2.1       Asset Purchase Agreement dated as of December 10,
                              1998 by and among Capstead Mortgage Corporation,
                              Capstead Holdings, Inc. and Capstead Inc. and
                              Homecomings Financial Network, Inc.(12)

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

                    10.28     Summary of Employment Agreement dated December 9,
                              1993 between Capstead Mortgage Corporation and
                              Christopher T. Gilson(5)

                    10.29     Capstead Mortgage Corporation Incentive Bonus
                              Plan(7)

                    10.30     Amendment to the 1994 Flexible Long Term Incentive
                              Plan(7)

                    10.31     Amendment No. 1 dated March 31, 1997 to the
                              Employment Agreement dated August 1, 1992 between the Company and Ronn K. Lytle(10)

                                     PART IV
                              ITEM 14. -- CONTINUED

     3. Exhibits (continued):

       Exhibit
       Number    Item
       ------    ----
        10.32    1997 Flexible Long Term Incentive Plan(10)

        10.33 Purchase and Sale Agreement dated as of November 30, 1998 by and among Capstead Inc. and GMAC Mortgage Corporation(12)

        11       Computation of per share earnings*

        12 Computation of ratio of earnings to combined fixed charges and preferred stock dividends*

        13 Portions of the Annual Report to Stockholders of the Company for the year ended December 31, 1998*

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

     (8) Incorporated by reference to the Company's Current Report of Form 8-K dated August 20, 1996

     (9) Incorporated by reference to the Company's Current Report of Form 8-K dated March 26, 1997

     (10) Incorporated by reference to the Company's 10-Q for the quarterly period ended March 31, 1997

     (11) Incorporated by reference to the Company's Current Report of Form 8-K dated December 23, 1997

     (12) Incorporated by reference to the Company's Current Report of Form 8-K dated December 31, 1998

     *    Filed herewith

(b)  Reports on Form 8-K:

     Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K both dated December 31, 1998 to file the following:

     Exhibit 2.1 - Asset Purchase Agreement dated as of December 10, 1998 by and among Capstead Mortgage Corporation, Capstead Holdings, Inc. and Capstead Inc. and Homecomings Financial Network, Inc.

     Exhibit 10.33 - Purchase and Sale Agreement dated as of November 30, 1998 by and among Capstead Inc. and GMAC Mortgage Corporation.

     Item 7. - Unaudited Pro Forma Financial Data - Unaudited Pro Forma Condensed Statement of Operations for the Year Ended December 31, 1998.

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

                                   CAPSTEAD MORTGAGE CORPORATION
                                                 REGISTRANT


Date:  March 29, 1999              By: /s/ ANDREW F. JACOBS
                                       ------------------------------
                                       Andrew F. Jacobs
                                       Executive Vice President - Finance,
                                       Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


 /s/ RONN K. LYTLE               Chairman, Chief Executive      March 29, 1999
-------------------------         Officer and Director
    (Ronn K. Lytle)

/s/ ANDREW F. JACOBS             Executive Vice President -     March 29, 1999
-------------------------        Finance, Treasurer
   (Andrew F. Jacobs)            and Secretary

/s/ BEVIS LONGSTRETH             Director                       March 29, 1999
-------------------------
   (Bevis Longstreth)

/s/ PAUL M. LOW                  Director                       March 29, 1999
-------------------------
   (Paul M. Low)

/s/ HARRIET E. MIERS             Director                       March 29, 1999
-------------------------
   (Harriet E. Miers)

/s/ WILLIAM R. SMITH             Director                       March 29, 1999
-------------------------
   (William R. Smith)

/s/ JOHN C. TOLLESON             Director                       March 29, 1999
-------------------------
   (John C. Tolleson)

                               INDEX TO EXHIBITS

  Exhibit
  Number       Item
  ------       ----
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

    2.1 Asset Purchase Agreement dated as of December 10, 1998 by and among Capstead Mortgage Corporation, Capstead Holdings, Inc. and
               Capstead Inc. and Homecomings Financial Network, Inc.(12)

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

    10.27      Capstead Mortgage Corporation Deferred Compensation Plan(5)

    10.28      Summary of Employment Agreement dated December 9, 1993 between
               Capstead Mortgage Corporation and Christopher T. Gilson(5)

    10.29      Capstead Mortgage Corporation Incentive Bonus Plan(7)

    10.30      Amendment to the 1994 Flexible Long Term Incentive Plan(7)

    10.31 Amendment No. 1 dated March 31, 1997 to the Employment Agreement dated August 1, 1992 between the Company and Ronn K. Lytle(10)

    Exhibit
    Number     Item
    ------     ----
    10.32      1997 Flexible Long Term Incentive Plan(10)

    10.33 Purchase and Sale Agreement dated as of November 30, 1998 by and among Capstead Inc. and GMAC Mortgage Corporation(12)

    11         Computation of per share earnings*

    12 Computation of ratio of earnings to combined fixed charges and preferred stock dividends*

    13 Portions of the Annual Report to Stockholders of the Company for the year ended December 31, 1998*

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

(8) Incorporated by reference to the Company's Current Report of Form 8-K dated August 20, 1996

(9) Incorporated by reference to the Company's Current Report of Form 8-K dated March 26, 1997

(10) Incorporated by reference to the Company's 10-Q for the quarterly period ended March 31, 1997

(11) Incorporated by reference to the Company's Current Report of Form 8-K dated December 23, 1997

(12) Incorporated by reference to the Company's Current Report of Form 8-K dated December 31, 1998

*    Filed herewith