Form 10-Q
period 1999-03-31
CAPSTEAD MORTGAGE CORP
filed 1999-05-12
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO
                               -----------    ------------

COMMISSION FILE NUMBER:  1-8996

                          CAPSTEAD MORTGAGE CORPORATION
             (Exact name of Registrant as specified in its Charter)

                MARYLAND                                     75-2027937
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

   2711 NORTH HASKELL, DALLAS, TEXAS                           75204
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


Common Stock ($0.01 par value)                      58,338,720 as of May 3, 1999


================================================================================

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX


                                                                                    PAGE
                                                                                    ----
                             PART I. -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

   Consolidated Balance Sheet -- March 31, 1999 and December 31, 1998..............   3

   Consolidated Statement of Operations -- Quarter Ended March 31, 1999 and 1998...   4

   Consolidated Statement of Cash Flows -- Quarter Ended March 31, 1999 and 1998...   4

   Notes to Consolidated Financial Statements......................................   5

ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations............................  13

ITEM 3. Qualitative and Quantitative Disclosure of Market Risk.....................  23


                              PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K...........................................  23

SIGNATURES.........................................................................  24

                        PART I. -- FINANCIAL INFORMATION
                          CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 1. FINANCIAL STATEMENTS


                                                                     March 31, 1999  December 31, 1998
                                                                     --------------  -----------------
                                                                       (unaudited)
ASSETS
   Mortgage securities and other investments                           $ 5,387,676      $ 2,369,602
   CMO collateral and investments                                        4,039,550        4,571,274
                                                                       -----------      -----------
                                                                         9,427,226        6,940,876

   Prepaids, receivables and other                                          50,348           59,526
   Cash and cash equivalents                                                 8,025           73,385
   Restricted cash                                                          25,208           26,500
                                                                       -----------      -----------
                                                                       $ 9,510,807      $ 7,100,287
                                                                       ===========      ===========

LIABILITIES
   Short-term borrowings                                               $ 4,802,199      $ 1,839,868
   Collateralized mortgage obligations                                   4,001,716        4,521,324
   Accounts payable and accrued expenses                                    18,313           58,894
                                                                       -----------      -----------
                                                                         8,822,228        6,420,086
                                                                       -----------      -----------

STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value; 100,000 shares authorized:
     $1.60 Cumulative Preferred Stock, Series A, 374 shares
       issued ($6,134 aggregate liquidation preference)                      5,228            5,228
     $1.26 Cumulative Convertible Preferred Stock, Series B,
       17,179 and 17,298 shares issued ($195,497 aggregate
       liquidation preference)                                             191,871          193,196
   Common stock - $0.01 par value; 100,000 shares authorized;
     58,702 and 60,546 shares issued                                           587              605
   Paid-in capital                                                         778,391          787,677
   Undistributed income (loss)                                            (297,065)        (305,287)
   Accumulated other comprehensive income (loss)                             9,567           (1,218)
                                                                       -----------      -----------
                                                                           688,579          680,201
                                                                       -----------      -----------
                                                                       $ 9,510,807      $ 7,100,287
                                                                       ===========      ===========


See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   Quarter Ended
                                                                      March 31
                                                               ----------------------
                                                                 1999         1998
                                                               ---------    ---------
INTEREST INCOME:
   Mortgage securities and other investments                   $  47,312    $  98,784
   CMO collateral and investments                                 77,030       94,235
                                                               ---------    ---------
       Total interest income                                     124,342      193,019
                                                               ---------    ---------
INTEREST AND RELATED EXPENSE:
   Short-term borrowings:
     Mortgage securities and other investments                    33,914       88,410
     CMO investments                                                  --       11,326
   Collateralized mortgage obligations                            77,517       77,803
   Mortgage insurance and other                                      627        1,112
                                                               ---------    ---------
       Total interest and related expense                        112,058      178,651
                                                               ---------    ---------
         Net margin on mortgage assets and other investments      12,284       14,368
                                                               ---------    ---------

NET MARGIN ON MORTGAGE BANKING OPERATIONS
                                                                      --       14,845
                                                               ---------    ---------
OTHER OPERATING REVENUE (EXPENSE):
   Gain on sale of mortgage assets and derivative
     financial instruments                                         1,738        6,869
   CMO administration and other                                    1,470          829
   Other operating expense                                        (1,585)      (1,841)
                                                               ---------    ---------
       Total other operating revenue (expense)                     1,623        5,857
                                                               ---------    ---------
NET INCOME                                                     $  13,907    $  35,070
                                                               =========    =========

Net income                                                     $  13,907    $  35,070
Less cash dividends on preferred stock                            (5,684)      (5,555)
                                                               ---------    ---------

Net income available to common stockholders                    $   8,223    $  29,515
                                                               =========    =========
NET INCOME PER COMMON SHARE:
   Basic                                                       $    0.14    $    0.50
   Diluted                                                          0.14         0.48
CASH DIVIDENDS PAID PER SHARE:
   Common                                                      $      --    $   0.500
   Series A Preferred                                              0.400        0.400
   Series B Preferred                                              0.315        0.315


See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  Quarter Ended
                                                                                     March 31
                                                                            --------------------------
                                                                               1999           1998
                                                                            -----------    -----------
OPERATING ACTIVITIES:
   Net income                                                               $    13,907    $    35,070
   Noncash items:
     Amortization of mortgage servicing rights and related costs                     --         19,928
     Amortization of discount and premium                                        11,409         42,563
     Depreciation and other amortization                                            286          1,465
   Gain on sale of mortgage assets and derivative financial instruments          (1,738)        (6,826)
   Net change in prepaids, receivables, other assets, accounts
     payable and accrued expenses                                               (31,912)        (4,259)
                                                                            -----------    -----------
         Net cash provided (used) by operating activities                        (8,048)        87,941
                                                                            -----------    -----------
INVESTING ACTIVITIES:
   Purchases of mortgage securities and other investments                    (3,319,728)    (1,778,499)
   Purchases of CMO collateral and investments                                       --       (721,174)
   Purchases of mortgage servicing rights                                            --        (39,832)
   Purchases of derivative financial instruments                                     --        (54,250)
   Principal collections on mortgage investments                                295,380        568,790
   Proceeds from sales of mortgage assets                                       114,763        682,690
   Proceeds from sales and settlement of derivative financial instruments        12,595         32,360
   CMO collateral:
     Principal collections                                                      404,123        202,891
     Decrease in accrued interest receivable                                      3,607          1,841
     Decrease (increase) in short-term investments                               11,116         (2,509)
                                                                            -----------    -----------
         Net cash used by investing activities                               (2,478,144)    (1,107,692)
                                                                            -----------    -----------
FINANCING ACTIVITIES:
   Increase in short-term borrowings                                          2,962,331        678,220
   Increase in mortgage servicing acquisitions payable                               --         25,385
   Collateralized mortgage obligations:
     Issuances of securities                                                         --        597,934
     Principal payments on securities                                          (521,551)      (264,118)
     Decrease in accrued interest payable                                        (3,635)        (1,012)
   Capital stock transactions                                                   (10,629)        28,843
   Dividends paid                                                                (5,684)       (35,633)
                                                                            -----------    -----------
         Net cash provided by financing activities                            2,420,832      1,029,619
                                                                            -----------    -----------
Net change in cash and cash equivalents                                         (65,360)         9,868
Cash and cash equivalents at beginning of period                                 73,385         17,377
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $     8,025    $    27,245
                                                                            ===========    ===========


See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


NOTE 1 -- BUSINESS

Capstead Mortgage Corporation, a mortgage investment firm, earns income from investing in mortgage assets on a leveraged basis and from other investment strategies. With the restructuring of the Company's mortgage asset portfolios that began in June 1998 and the sale of the mortgage banking operations in December 1998, the Company has excess capital and liquidity of more than $450 million. Currently, the Company is investing its excess liquidity primarily in mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). In addition, the Company continues to evaluate a number of opportunities to acquire or make strategic investments in a variety of real estate-related investments and entities. However, the Company may conclude to substantially limit its activities to investing in Agency Securities.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 3 -- SHARE REPURCHASES AND DECLARATION OF COMMON STOCK DIVIDEND

On February 4, 1999 the Company's board of directors authorized the repurchase of up to 6,000,000 shares of its common stock and up to 2,000,000 shares of its $1.26 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"). Subsequently the Company repurchased, as of March 31, 1999, 1,759,600 shares of common stock at an average price of $5.09 (including transaction costs) and 118,600 shares of the Series B Preferred Stock at an average price of $11.99 (including transaction costs). In December 1998 the Company completed a previously authorized repurchase of 1 million shares of common stock at an average price of $4.10 per share (including transaction costs). In early January another 85,583 shares were repurchased from employees at $4.12 per share in connection with the lapsing of restrictions on stock awards with the December 1998 sale of the mortgage banking operations. Altogether the Company has repurchased over 4.5 percent of its outstanding shares of common stock since the first share repurchases in December 1998. All such repurchased shares have been canceled and returned to authorized but unissued shares.

On April 22, 1999 the board of directors declared a first quarter dividend of 14 cents per common share, payable May 20, 1999 to stockholders of record as of May 3, 1999.

NOTE 4 -- MORTGAGE SECURITIES AND OTHER INVESTMENTS

Mortgage securities investments and the related average effective interest rates (calculated for the quarter then ended including mortgage insurance costs on non-agency securities and excluding unrealized gains and losses) were as follows (dollars in thousands):

                                                                                                          Average
                                    Principal      Premium                     Carrying      Average     Effective
                                     Balance      (Discount)       Basis        Amount       Coupon        Rate
                                   -----------   -----------    -----------   -----------    -------     ---------
                                                                                   *            **           **
MARCH 31, 1999
   Agency Securities:
     FNMA/FHLMC:
       Fixed-rate                  $ 1,103,896   $    (3,284)   $ 1,100,612   $ 1,097,365       6.17%      6.31%
       Medium-term                     846,244         5,909        852,153       854,509       6.24       5.83
       Adjustable-rate ("ARMs"):
         LIBOR/CMT                     928,055        22,598        950,653       951,179       7.23       5.22
         COFI                          252,338         1,669        254,007       253,836       5.94       6.19
     GNMA ARMs                       2,065,561        33,472      2,099,033     2,106,234       6.32       5.67
   Non-agency securities:
     Fixed-rate                        123,729           167        123,896       124,553       8.54       8.24
     Mortgage loans held
       for sale***                          --            --             --            --         --       6.51
                                   -----------   -----------    -----------   -----------
                                   $ 5,319,823   $    60,531    $ 5,380,354   $ 5,387,676
                                   ===========   ===========    ===========   ===========
DECEMBER 31, 1998
   Agency and U.S. Treasury
     securities:
     U.S. Treasury notes           $        --   $        --    $        --   $        --         --%      4.68%
     FNMA/FHLMC:
       Fixed-rate                      397,648          (731)       396,917       400,345       6.50       6.42
       Medium-term                     313,947         3,597        317,544       318,033       6.60       5.67
       LIBOR/CMT ARMs                  616,274        16,350        632,624       626,356       7.49       5.24
     GNMA ARMs                         871,308        14,635        885,943       883,451       6.75       5.76
   Non-agency securities:
     Fixed-rate                         34,826           (11)        34,815        35,671       8.57       8.54
     Mortgage loans held
       for sale***                     105,892          (146)       105,746       105,746       6.77       6.79
                                   -----------   -----------    -----------   -----------
                                   $ 2,339,895   $    33,694    $ 2,373,589   $ 2,369,602
                                   ===========   ===========    ===========   ===========

* Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 7).
** Average Coupon is calculated as of the indicated balance sheet date. Average Effective Rate is calculated for the quarter then ended.
*** Represents loans originated prior to the sale of the mortgage banking operations in December 1998. All such loans have been subsequently sold.

The Company classifies its mortgage securities by interest rate characteristics of the underlying single-family residential mortgage loans. Fixed-rate mortgage securities either (i) have fixed rates of interest for their entire terms, (ii) have an initial fixed-rate period of 10 years after origination and then adjust annually based on a specified margin over 1-year U.S. Treasury Securities ("1-year Treasuries"), or (iii) were previously classified as medium-term and have adjusted to a fixed rate for the remainder of their terms. Medium-term mortgage securities either (i) have an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year Treasuries, (ii) have initial interest rates that adjust one time, approximately 5 years following origination of the mortgage loan, based on a specified margin over Fannie Mae yields for 30-year, fixed-rate commitments at the time of adjustment, or (iii) fixed-rate mortgage securities that have expected weighted average lives of 5 years or less. Adjustable-rate mortgage securities either (i) adjust semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), (ii) adjust annually based on a specified margin over 1-year Treasuries ("CMT"), (iii) adjust monthly based on a specific margin over the Cost of Funds Index as published by the Eleventh District Federal Reserve Bank ("COFI"), or (iv) were previously classified as medium-term and have begun adjusting annually based on a specified margin over 1-year Treasuries.

Agency and U.S. Treasury securities consist of Agency Securities and U.S. government-issued fixed-rate securities, commonly referred to as U.S. Treasury notes or bonds (collectively, "Agency and U.S. Treasury Securities"). Agency Securities have no foreclosure risk. Non-agency securities consist of (i) private mortgage pass-through securities backed primarily by single-family jumbo-sized residential mortgage loans whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers, (ii) other AAA-rated private mortgage securities, or (iii) single-family residential mortgage loans held for sale in connection with loan production activities (collectively, "Non-agency Securities"). The maturity of mortgage-backed securities is directly affected by the rate of principal prepayments on the underlying loans.

NOTE 5 -- CMO COLLATERAL AND INVESTMENTS

Collateralized mortgage obligation ("CMO") collateral consists of (i) fixed-rate, medium-term and adjustable-rate mortgage securities collateralized by single-family residential mortgage loans and (ii) related short-term investments, both pledged to secure CMO borrowings ("Pledged CMO Collateral"). CMO investments have included investments in interest-only mortgage securities and investments in other CMO securities such as principal-only mortgage securities. Interest-only mortgage securities are entitled to receive 100 percent of coupon interest stripped from pools of mortgage loans. The components of CMO collateral and investments are summarized as follows (in thousands):

                                   March 31, 1999    December 31, 1998
                                   --------------    -----------------
Pledged CMO Collateral:
   Pledged mortgage securities       $3,996,256         $4,507,337
   Short-term investments                 3,762             14,879
   Accrued interest receivable           23,755             27,361
                                     ----------         ----------
                                      4,023,773          4,549,577
   Unamortized premium                   12,145             11,830
                                     ----------         ----------
                                      4,035,918          4,561,407
CMO investments                           3,632              9,867
                                     ----------         ----------
                                     $4,039,550         $4,571,274
                                     ==========         ==========

All principal and interest on pledged mortgage securities is remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the pledged mortgage securities and the reinvestment income earned thereon are available for the payment of principal and interest on CMO borrowings. Pledged mortgage securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. The Company has retained only $1.2 million of credit risk in the form of subordinated bonds associated with these securities. The weighted average effective interest rate for total Pledged CMO Collateral was
7.19 percent during the quarter ended March 31, 1999.

NOTE 6 -- COLLATERALIZED MORTGAGE OBLIGATIONS

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

                                 March 31, 1999     December 31, 1998
                                 --------------     -----------------
CMOs                               $ 3,994,489         $ 4,513,522
Accrued interest payable                21,974              25,609
                                   -----------         -----------
   Total obligation                  4,016,463           4,539,131
Unamortized discount                   (14,747)            (17,807)
                                   -----------         -----------
                                   $ 4,001,716         $ 4,521,324
                                   ===========         ===========

Range of average interest rates   5.12% to 9.45%      5.22% to 9.45%
Range of stated maturities         2008 to 2028        2007 to 2028
Number of series                        27                  31

The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption, generally at the Company's option, provided that certain requirements specified in the related indenture have been met (referred to as "Clean-up Calls"); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The average effective interest rate for all CMOs was 7.31 percent during the quarter ended March 31, 1999.

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

The fair value of Agency Securities, Non-agency Securities (excluding mortgage loans held for sale) and CMO investments were estimated using either (i) quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements, or (ii) offer prices for similar assets or market positions. The fair value of Pledged CMO Collateral was based on projected cash flows, after payment on the related CMOs, determined using market discount rates and prepayment assumptions. The maturity of mortgage assets is directly affected by the rate of principal payments on the underlying mortgage loans and, for Pledged CMO Collateral, Clean-up Calls of the remaining CMOs outstanding.

The following table summarizes fair value disclosures for available-for-sale debt securities (in thousands):

                                                  Gross        Gross
                                                Unrealized   Unrealized     Fair
                                     Basis        Gains        Losses       Value
                                   ----------   ----------   ----------   ----------
AS OF MARCH 31, 1999
  Agency Securities:
    FNMA/FHLMC:
      Fixed-rate                   $1,100,612   $    1,014   $    4,261   $1,097,365
      Medium-term                     852,153        2,547          191      854,509
      ARMs:
        LIBOR/CMT                     950,653        3,717        3,191      951,179
        COFI                          254,007           40          211      253,836
    GNMA ARMs                       2,099,033        7,842          641    2,106,234
  Non-agency Securities:
    Fixed-rate                         27,645          657           --       28,302
  CMO collateral and investments      156,093        2,346          101      158,338
                                   ----------   ----------   ----------   ----------
                                   $5,440,196   $   18,163   $    8,596   $5,449,763
                                   ==========   ==========   ==========   ==========

AS OF DECEMBER 31, 1998
  Agency Securities:
    FNMA/FHLMC:
      Fixed-rate                   $  396,917   $    3,466   $       38   $  400,345
      Medium-term                     317,544          862          373      318,033
      LIBOR/CMT ARMs                  632,624          667        6,935      626,356
    GNMA ARMs                         885,943          819        3,311      883,451
  Non-agency Securities:
    Fixed-rate                         34,815          856           --       35,671
  CMO collateral and investments      190,916        2,927          158      193,685
                                   ----------   ----------   ----------   ----------
                                   $2,458,759   $    9,597   $   10,815   $2,457,541
                                   ==========   ==========   ==========   ==========

The Company currently has the ability to hold mortgage assets for the foreseeable future and, therefore, does not expect to realize losses on security sales.

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Non-agency Securities. The following tables summarize fair value disclosures for debt securities held-to-maturity (in thousands):

                                                  Gross        Gross
                                                Unrealized   Unrealized     Fair
                                     Basis        Gains        Losses       Value
                                   ----------   ----------   ----------   ----------
AS OF MARCH 31, 1999
   Pledged CMO Collateral          $3,881,212   $    2,735   $   22,699   $3,861,248
   Non-agency Securities:
     Fixed-rate                        96,251        2,121           --       98,372
                                   ----------   ----------   ----------   ----------
                                   $3,977,463   $    4,856   $   22,699   $3,959,620
                                   ==========   ==========   ==========   ==========

AS OF DECEMBER 31, 1998
   Pledged CMO Collateral          $4,377,589   $    3,286   $   26,359   $4,354,516
                                   ==========   ==========   ==========   ==========

Sales of released CMO collateral occasionally occur provided the collateral has paid down to within 15 percent of its original issuance amounts. The following table summarizes disclosures related to dispositions of debt securities (in thousands):

                                                    Quarter Ended March 31
                                                    ----------------------
                                                       1999         1998
                                                    ---------     --------
Sale of securities held available-for-sale:
   Amortized cost                                    $  7,573     $651,473
   Gains*                                               1,761        4,721
Redemption of callable agency notes and sale of
   released CMO collateral held-to-maturity:
   Amortized cost                                          --        5,022
   Gains                                                   --          471

* Excludes net loss of $23,000 on disposition of remaining derivative financial instruments held by the Company.

NOTE 8 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is net income (loss) plus other comprehensive income
(loss), which, for the periods presented, consists of the change in unrealized gain (loss) on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (loss) for the periods indicated (in thousands):

                                                                      Quarter Ended
                                                                         March 31
                                                                   --------------------
                                                                     1999        1998
                                                                   --------    --------
Net income                                                         $ 13,907    $ 35,070
Other comprehensive income (loss):
   Unrealized gain (loss) on debt securities:
     Change in unrealized gain (loss) during period                  12,546     (55,770)
     Reclassification adjustment for gain included in net income     (1,761)     (4,721)
                                                                   --------    --------
         Other comprehensive income (loss)                           10,785     (60,491)
                                                                   --------    --------
Comprehensive income (loss)                                        $ 24,692    $(25,421)
                                                                   ========    ========

NOTE 9 -- NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                         Quarter Ended March 31
                                               -------------------------------------------
                                                       1999                   1998
                                               --------------------   --------------------
                                                Amount      Average    Amount      Average
                                               --------     -------   --------     -------
Interest income:
   Mortgage securities and other investments   $ 47,312       5.78%   $ 98,784       6.17%
   CMO collateral and investments                77,030       7.20      94,235       7.18
                                               --------               --------
     Total interest income                      124,342                193,019
                                               --------               --------
Interest expense:
   Short-term borrowings                         33,914       4.95      99,736       5.63
   CMOs                                          77,517       7.31      77,803       7.36
                                               --------               --------
     Total interest expense                     111,431                177,539
                                               --------               --------
Net interest                                   $ 12,911               $ 15,480
                                               ========               ========

The following table summarizes increases (decreases) in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter ended March 31, 1999 compared to the same period in 1998 (in thousands):

                                                 Rate*     Volume*      Total
                                               --------    --------    --------
Interest income:
   Mortgage securities and other investments   $ (5,939)   $(45,533)   $(51,472)
   CMO collateral and investments                   196     (17,401)    (17,205)
                                               --------    --------    --------
     Total interest income                       (5,743)    (62,934)    (68,677)
                                               --------    --------    --------

Interest expense:
   Short-term borrowings                        (10,697)    (55,125)    (65,822)
   CMOs                                            (540)        254        (286)
                                               --------    --------    --------
     Total interest expense                     (11,237)    (54,871)    (66,108)
                                               --------    --------    --------
Net interest                                   $  5,494    $ (8,063)   $ (2,569)
                                               ========    ========    ========

* The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE 10 -- STOCKHOLDER LITIGATION

During 1998 twenty-four purported class action lawsuits were filed against the Company and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business during various periods between January 28, 1997 and July 24, 1998. The complaints claim that as a result of such alleged improper actions, the market price of the Company's equity securities were artificially inflated during that time period. The complaints seek monetary damages in an undetermined amount. In March 1999 these actions were consolidated. The date by which the Company is to respond has not yet run. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the actions. Based on available information, management believes the resolution of these suits will not have a material adverse effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

OVERVIEW

Capstead Mortgage Corporation, a mortgage investment firm, earns income from investing in mortgage assets on a leveraged basis and from other investment strategies. In response to deteriorating market conditions, in June 1998 the Company began restructuring its mortgage asset portfolios and in December 1998 closed the sale of its mortgage banking operations. The Company entered 1999 with substantial liquidity but diminished earning capacity. Since year-end, the mortgage finance markets have generally improved with increasing market liquidity, slowing prepayment rates and declining borrowing rates.

In early 1999, the Company began redeploying a portion of the proceeds from the sale of its mortgage banking operations to support increased holdings of mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). Purchases of Agency Securities totaled $3.3 billion during the quarter, increasing this portfolio to $5.3 billion by quarter-end. Average holdings of Agency Securities were $3.2 billion in the first quarter and this portfolio is expected to average approximately $5.2 billion in the second quarter. The Company's leverage ratio (short-term borrowings to stockholders' equity, before other comprehensive income adjustments) increased from 2.7:1 at year-end to 7.1:1 at March 31, 1999. The Company's targeted leverage ratio is moderately higher than the quarter-end ratio; therefore, the Company may modestly increase its portfolio of Agency Securities in the future. The Company continues to evaluate a number of opportunities to acquire or make strategic investments in a variety of real estate-related investments and entities. However, the Company may conclude to substantially limit its activities to investing in Agency Securities.

As of March 31, 1999, the Company had repurchased over 4.5 percent of its outstanding shares of common stock and a more modest number of shares of its $1.26 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock") since share repurchases began in December 1998. As the common stock continues to sell below its book value, such repurchases may continue. Acquiring common stock at prices below book value per share results in modest increases in book value and net income per share. The Company averaged 60,138,000 common shares outstanding for the quarter ending March 31, 1999 and ended the quarter with 58,702,000 common shares outstanding.

MORTGAGE SECURITIES AND OTHER INVESTMENTS

Mortgage securities and other investments consist primarily of high quality single-family residential mortgage-backed securities, most of which are Agency Securities. Agency Securities have no foreclosure risk; however, the Company is subject to reduced net interest margins during periods of rising short-term interest rates or increasing prepayment rates (see "Effects of Interest Rate Changes"). The Company may also invest in government-issued securities, commonly referred to as U.S. Treasury notes or bonds. Non-agency securities consist of
(i) private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers, (ii) other AAA-rated private mortgage securities, or (iii) single-family residential mortgage loans held for sale in connection with curtailed loan production activities (together, "Non-agency Securities"). The Company classifies its mortgage securities and other investments by interest rate characteristics of the underlying loans or the securities themselves (see NOTE 4 to the accompanying consolidated financial statements). Mortgage securities and other investments are financed under repurchase arrangements with investment banking firms pursuant to which the portfolios are pledged as collateral (see "Liquidity and Capital Resources").

The following yield and cost analysis illustrates changes during the quarter in the Company's mortgage investment portfolio and its earnings capacity achieved through the acquisition of additional securities and improving market conditions:

                         Average for the Quarter Ended
                                 March 31, 1999                          As of March 31, 1999
                         ------------------------------    --------------------------------------------------
                                                                                                   Lifetime
                                       Actual    Actual     Premium                   Projected   Prepayment
                            Basis    Yield/Cost  Runoff    (Discount)       Basis     Yield/Cost  Assumptions
                         ----------- ----------  ------    -----------   -----------  ----------  -----------
                              *                                               *           **           **
Agency securities:
   FNMA/FHLMC:
     Fixed-rate          $   590,551    6.31%        15%   $    (3,284)  $ 1,100,612     6.23%         10%
     Medium-term             480,296    5.83         33          5,909       852,153     5.80          30
     ARMs:
       LIBOR/CMT             795,467    5.22         44         22,598       950,653     4.90          50
       COFI                   66,238    6.19          9          1,669       254,007     5.61          18
   GNMA ARMs               1,269,977    5.67         33         33,472     2,099,033     5.45          30
                         -----------    ----       ----    -----------   -----------     ----        ----
                           3,202,529    5.71         33         60,364     5,256,458     5.58          29
Non-agency securities:
   Fixed-rate                 74,313    8.24         50            167       123,896     8.14          50
   Mortgage loans
     held for sale             8,950    6.51         --             --            --       --          --
                         -----------    ----       ----    -----------   -----------     ----        ----
                           3,285,792    5.77         33%   $    60,531     5,380,354     5.63          29%
                                                   ====    ===========                                ====
Less short-term
   borrowings              2,743,947    4.95                               4,802,199     4.87
                         -----------    ----                             -----------     ----
Capital employed/
   financing spread      $   541,845    0.82%                            $   578,155     0.76%
                         ===========    ====                             ===========     ====

Return on assets***                     1.62%                                            1.29%

* Basis is the Company's investment before mark-to-market for securities classified as available-for-sale.
** Projected yields are computed based on the Company's current lifetime prepayment assumptions. Actual yields realized in future periods will depend upon actual prepayments and any changes in prepayment assumptions. The projected short-term borrowing rate reflects costs of borrowings as of quarter-end.
*** The Company uses its excess capital to pay down short-term indebtedness. Return on assets is calculated giving the benefit of the reduction in interest costs from the use of capital, including excess capital currently invested in these portfolios.

The Company acquired $722 million of fixed-rate, $575 million of medium-term, $682 million of Fannie Mae/Freddie Mac ARM and $1.3 billion of Ginnie Mae ARM Agency Securities during the current quarter, increasing its portfolio of Agency Securities to $5.3 billion at March 31, 1999 from $2.2 billion at December 31, 1998. The Company also called for redemption four series of collateralized mortgage obligations during the quarter returning $106 million of fixed-rate mortgage loans to its Non-agency Securities portfolio. Investments in fixed-rate mortgage securities, although higher in dollar terms, were little changed as a percentage of total mortgage investments (22.7 percent at March 31, 1999 compared to 22.9 percent at year-end). Medium-term mortgage securities increased to 15.9 percent at March 31, 1999 compared to 13.4 percent at year-end, while ARM investments represented 61.5 percent at quarter-end down from 63.7 percent. The Company's leverage ratio increased from 2.7:1 at year-end to 7.1:1 at March 31, 1999. The Company's targeted leverage ratio is moderately higher than the quarter-end ratio; therefore, the Company may modestly increase its portfolio of Agency Securities in the future.

The premium paid for these portfolios, net of related amortization, increased to $60.5 million at March 31, 1999 from $33.7 million at year-end while actually declining as a percentage of these investments to 1.14 percent from 1.44 percent. This net premium paid is amortized to income as a yield adjustment based on both actual prepayments and lifetime prepayment assumptions. Actual prepayments declined throughout the quarter as mortgage interest rates increased. Prepayments on Fannie Mae and Freddie Mac medium-term and adjustable-rate ("ARM") Agency Securities declined from an annualized rate of
48.4 percent in December 1998 to 30.2 percent in March 1999. Prepayments on Ginnie Mae ARMs declined from an annualized rate of 37.9 percent in December 1998 to 31.2 percent in March 1999. Should actual prepayments continue to trend lower, the Company's lifetime prepayment assumptions may change, which could have a positive effect on future yields. Based on current expectations, barring an increase in short-term borrowing costs, the Company's overall financing spread for the second quarter is expected to be approximately the same as was achieved in the first quarter (see "Effects of Interest Rate Changes").

CMO COLLATERAL AND INVESTMENTS

The Company had been an active issuer of CMOs and other securities backed by single-family jumbo-sized residential mortgage loans obtained through a mortgage loan conduit business that the Company exited in 1995. Since then, the Company has maintained finance subsidiaries with remaining capacity to issue CMOs and other securitizations ("securitization shelves"). In an effort to recover costs associated with these securitization shelves, and to potentially add to its CMO administration activities, the Company from time to time purchases mortgage loans from originators or conduits and issues CMOs or other securities backed by these loans. The Company may or may not retain a significant residual economic interest in these securitizations. In 1997 and 1998, the Company issued four such CMOs totaling $2.2 billion. Also in 1998, in order to enhance its liquidity, the Company issued a $345 million CMO backed by Non-agency Securities.

The related credit risk of the mortgage loans collateralizing CMOs issued by the Company is borne by AAA-rated private mortgage insurers or by subordinated bonds within the related CMO series to which the collateral is pledged. The Company has retained only $1.2 million of credit risk in the form of subordinated bonds associated with these securities. The Company also retained residual interests in certain of these securitizations primarily with the characteristics of interest-only mortgage securities. Interest-only mortgage securities are entitled to receive all or some portion of the interest stripped from the mortgage loans underlying the securities. In lieu of issuing CMOs, the Company had increased its CMO investments (defined as CMO collateral and investments, net of related bonds) by acquiring interest-only mortgage securities issued by other issuers, primarily Fannie Mae and Freddie Mac. In 1998 the Company disposed a $1.0 billion interest-only mortgage securities portfolio at a substantial loss and during the first quarter sold the remaining purchased interest-only mortgage securities.

As of March 31, 1999, the Company's CMO investments had been reduced to $37.8 million, down from $50.0 million at December 31, 1998. Included in this net investment are $12.1 million and $14.7 million of remaining CMO collateral premiums and bond discounts, respectively.

UTILIZATION OF CAPITAL AND POTENTIAL LIQUIDITY

The following table summarizes the Company's utilization of capital and potential liquidity as of March 31, 1999 (in thousands):

                                                                            Capital      Potential
                                                 Assets      Borrowings     Employed     Liquidity
                                               ----------    ----------    ----------    ---------
  Agency securities:
     FNMA/FHLMC:
       Fixed-rate                              $1,097,365    $1,087,975    $    9,390    $  (1,562)
       Medium-term                                854,509       757,432        97,077       71,420
       ARMs:
         LIBOR/CMT                                951,179       770,974       180,205      151,979
         COFI                                     253,836       248,451         5,385         (245)
     GNMA ARMs                                  2,106,234     1,937,367       168,867      106,166
  Non-agency securities:
     Fixed-rate                                   124,553             -       124,553      121,697
  CMO collateral and investments                4,039,550     4,001,716        37,834        7,500
                                               ----------    ----------    ----------    ---------
                                               $9,427,226    $8,803,915       623,311      456,955
                                               ==========    ==========
  Other assets, net of other liabilities                                       65,268        8,025**
                                                                           ----------    ---------
                                                                           $  688,579    $ 464,980
                                                                           ==========    =========

* Based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of March 31, 1999 (see "Liquidity and Capital Resources").
**   Represents unrestricted cash and cash equivalents.

STOCK REPURCHASES AND BOOK VALUES PER COMMON SHARE

In December 1998 the Company completed a previously authorized repurchase of 1 million shares of common stock at an average price of $4.10 per share (including transaction costs). On February 4, 1999 the Company's board of directors authorized the repurchase of up to an additional 6 million shares of its common stock and up to 2 million shares of its Series B Preferred Stock. Subsequently the Company repurchased, as of March 31, 1999, 1,759,600 shares of common stock at an average price of $5.09 (including transaction costs) and 118,600 shares of its Series B Preferred Stock at an average price of $11.99 (including transaction costs) pursuant to this repurchase program. In early January another 85,583 shares were repurchased from employees at $4.12 per share in connection with the lapsing of restrictions on stock awards with the December 1998 sale of the mortgage banking operations.

Altogether the Company has repurchased over 4.5 percent of its outstanding shares of common stock since the first share repurchases in December 1998. As the common stock continues to sell below its book value, such repurchases may continue. Acquiring common stock at prices below book value per share results in modest increases in book value and net income per share. The Company averaged 60,138,000 common shares outstanding for the quarter ending March 31, 1999 and ended the quarter with 58,702,000 common shares outstanding. Book values per common share outstanding at the respective balance sheet dates were as follows:

                                                         March 31, 1999    December 31, 1998
                                                         --------------    -----------------
Calculated assuming liquidation of preferred stock*          $8.30                $7.88
Calculated assuming redemption of preferred stock**           7.97                 7.56

* The Series A and B Preferred Stock have liquidation preferences of $16.40 and $11.38 per share, respectively.
** The Series A and B Preferred Stock have redemption prices of $16.40 and $12.50 per share, respectively.

Of the 41 cent increase in book value per common share during the quarter ended March 31, 1999 (calculated assuming redemption of the Company's convertible preferred stock), 18 cents was attributable to the improvement in unrealized gains on securities held available-for-sale, 14 cents to undistributed income and 9 cents to the repurchase of common shares.

RESULTS OF OPERATIONS

Comparative net operating results (interest income or fee revenues, net of related interest expense and, in the case of mortgage banking and CMO administration, related direct and indirect operating expenses) by source were as follows (in thousands, except per share amounts):

                                                            Quarter Ended
                                                               March 31
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Agency Securities                                        $ 11,817    $  8,137
Non-agency Securities                                       1,529       1,807
CMO collateral and investments                             (1,062)      4,424
                                                         --------    --------
   Net margin on mortgage assets and other investments     12,284      14,368
Mortgage banking operations                                    --      14,845
Other operating revenue (expense):
   Gain on sale of mortgage assets and derivative
     financial instruments                                  1,738       6,869
   CMO administration and other                             1,470         829
   Other operating expense                                 (1,585)     (1,841)
                                                         --------    --------
Net income                                               $ 13,907    $ 35,070
                                                         ========    ========
Net income per common share:
   Basic                                                 $   0.14    $   0.50
   Diluted                                                   0.14        0.48

Operating results for the quarter ended March 31, 1999 were substantially less than results for the first quarter of 1998 which were achieved prior to a substantial downsizing of the Company's mortgage asset portfolios begun in June 1998 in response to deteriorating market conditions that culminated in the sale of the mortgage banking operations in the December 1998. The Company entered 1999 with substantial liquidity but diminished earning capacity. Since year-end, the mortgage finance markets have generally improved with increasing market liquidity, slowing prepayment rates and declining borrowing rates. In early 1999, the Company began redeploying a portion of the proceeds from the sale of its mortgage banking operations to increase holdings of Agency Securities and Non-agency Securities and invested its remaining excess capital and liquidity in its mortgage investment portfolios dramatically reducing borrowing costs.

The earning capacity of the Company's mortgage asset portfolios are largely dependent on the extent to which the Company invests its excess capital and liquidity in these portfolios, the overall size of the portfolios and the relationship between short- and long-term interest rates (the "yield curve"). The Company is evaluating a number of opportunities to redeploy some portion of its excess capital into strategic investments in a variety of real estate-related investments and entities, although there can be no assurance that the Company will make any such investments. Additionally, a further steepening of the yield curve, whether through higher long-term interest rates or lower short-term interest rates, should improve the performance of the Company's mortgage asset portfolios (see "Effects of Interest Rate Changes").

Agency Securities contributed more to operating results during the first quarter of 1999 than the same period in 1998 despite a lower average outstanding portfolio due primarily to the investment of much of the Company's excess liquidity in this portfolio and, to a lesser extent, due to a 31-basis point increase in financing spreads to 76 basis points. On average, the Company employed $470 million of its capital to the Agency Securities portfolio during the current quarter compared to only $119 million during the same period in 1998. The average outstanding portfolio of $3.2 billion during the current quarter was 44 percent lower than during the same period in 1998. Yields for this portfolio averaged 5.71 percent during the current quarter compared to 6.06 percent during the same period in 1998, while average borrowing rates were significantly lower at 4.95 percent compared to 5.61 percent during the same period in 1998. Lower yields reflect (i) changes in portfolio mix (ii) lower 6-month London Interbank Offered Rate ("LIBOR") and 1-year U.S. Treasury rates experienced during much of 1998 which contributed to declining yields on ARM securities because underlying ARM loans reset periodically based on those indices and (iii) increased lifetime prepayment assumptions currently in use for amortizing purchased premiums.

Non-agency Securities contributed less to operating results during the first quarter of 1999 than in the same period in 1998 due primarily to the investment of some of the Company's excess liquidity in this portfolio. The average outstanding portfolio was $83 million during the current quarter financed entirely by equity, compared to $681 million during the same period in 1998 during which time only $6 million of capital was employed supporting this portfolio. Since March 31, 1998 the size of this portfolio has declined because of runoff, sales and a $345 million CMO issuance offset to a degree by CMO redemptions. Average yields for this portfolio (calculated including mortgage insurance costs) were 8.05 percent during the first quarter compared to 6.82 percent during the same period in 1998.

CMO collateral and investments contributed substantially less to operating results during the first quarter of 1999 than the same period in 1998 primarily because of the disposition of a $1 billion interest-only mortgage securities portfolio in June 1998, subsequent sales of remaining purchased interest-only mortgage securities and redemptions of CMOs, which have significantly diminished the earning capacity of this portfolio. Without growth of this portfolio either through the issuance of CMOs in which the Company retains residual interests, or the acquisition of other CMO investments, this portfolio is not expected to provide a positive return on capital employed in future periods.

The mortgage banking operations were sold in December 1998. At December 31, 1998 the Company had established an accrual of over $23 million for contract settlement provisions and anticipated costs associated with exiting the mortgage banking operations. During the first quarter of 1999, the Company settled approximately $18 million of this liability including a $16 million prepayment protection settlement payment and $1.3 million paid out of restricted cash for pricing adjustments on mortgage servicing rights acquisition agreements assumed by the buyer.

Operating expenses during the first quarter of 1999 were less than in the same period in 1998 due to lower compensation costs and general and administrative costs as a direct result of the sale of the mortgage banking operations, offset by the elimination of allocations of certain of these costs to those operations. Ongoing operating expenses are expected to be at a similar level as incurred in the first quarter.

During the first quarter of 1999 the Company recorded gains of $1,752,000 on the sale of its remaining $5.9 million of purchased interest-only mortgage securities held as CMO investments and $9,000 on the sale of $1.6 million of GNMA ARMs (this transaction was an accommodation to one of the Company's dealers). A net loss of $23,000 was recorded in disposing of remaining derivative financial instruments ("Derivatives") held in connection with the mortgage banking operations. This compares to sales of mortgage assets totaling $677 million during the same period of 1998 for gains of $5.3 million and $1.6 million earned writing call options on fixed-rate mortgage investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include monthly principal and interest payments on mortgage securities and other investments, short-term borrowings, excess cash flows on CMO investments and proceeds from sales of mortgage assets. In addition, the Company has substantial excess liquidity with the proceeds from the 1998 restructuring of its mortgage asset portfolios and the sale of its mortgage banking operations (see above "Financial Condition"), which have been deployed to reduce short-term borrowings. The Company currently believes that these funds are sufficient for the acquisition of mortgage assets, repayments on short-term borrowings, the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT") and common and preferred stock repurchases as described below. In addition, the liquidity provided by the sale of the mortgage banking operations affords the Company the opportunity to make strategic investments in a variety of real estate-related investments and entities. There can be no assurances, however, that the Company will make any such investments. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

Short-term borrowings are primarily made under repurchase arrangements. The Company has uncommitted repurchase facilities with investment banking firms to finance mortgage assets, subject to certain conditions. Interest rates on borrowings under these facilities are based on overnight to 30-day London Interbank Offered Rate ("LIBOR") rates. The terms and conditions of these arrangements, including interest rates, are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral which fluctuates with changes in interest rates and the securities' credit quality. Because of the credit-worthiness of securities issued by government-sponsored entities and the U.S. government, the Company has concentrated its investments financed using repurchase arrangements on these securities.

In February 1999 the Company's board of directors authorized the repurchase of up to 6 million shares of common stock and up to 2 million shares of the Series B Preferred Stock. As of March 31, 1999, 4.2 million and 1.9 million shares of common and Series B Preferred Stock remained available for repurchase under this program, respectively. The Company may continue to repurchase the shares in open market transactions from time to time subject to the price of its securities and alternative investment opportunities.

EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

The Company performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes will have on future earnings. All mortgage assets and any Derivatives held are included in this exercise. In addition, sensitivity of fee income to market interest rate levels, such as those related to CMO administration, are included as well. The model incorporates management assumptions regarding the level of prepayments on mortgage assets for a given level of market rate changes using industry estimates of prepayment speeds for various coupon segments. These assumptions are developed through a combination of historical analysis and future expected pricing behavior.

As of March 31, 1999, the Company had the following estimated earnings sensitivity profile:

                                                           Immediate Change In:
                                               (rates in basis points, dollars in thousands)
                                            ---------------------------------------------------
    30-day LIBOR rate                       Down 100       Down 100          Flat        Up 100
    10-year U.S. Treasury rate              Down 100         Flat           Up 100       Up 100

    Projected 12-month earnings change*     $ 24,822       $ 33,020        $14,148      $(23,704)

* Note that the impact of actual or planned acquisitions of mortgage assets subsequent to quarter-end (beyond acquisitions necessary to replace runoff) and potential new business activities were not factored into the simulation model for purposes of this disclosure.

Income simulation modeling is a primary tool used to assess the direction and magnitude of changes in net margins on mortgage assets resulting from changes in interest rates. Key assumptions in the model include prepayment rates on mortgage assets, changes in market conditions, and management's financial capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net margins or precisely predict the impact of higher or lower interest rates on net margins. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors.

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may impact the Company's earnings in various ways. The Company's earnings depend, in part, on the difference between the interest received on mortgage securities and other investments, and the interest paid on related short-term borrowings. The resulting spread may be reduced or even eliminated in a rising short-term interest rate environment. Because a substantial portion of the Company's mortgage investments are ARM mortgage securities, the risk of rising short-term interest rates is generally offset to some extent by increases in the rates of interest earned on the underlying ARM loans, which reset periodically based on underlying indices (generally 6-month LIBOR and 1-year U.S. Treasury rates). Since ARM loans generally limit the amount of such increases during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans contributing to a lower or even negative financing spreads. At other times, as seen in 1998, declines in these indices may be greater than declines in the Company's borrowing rates which are based on 30-day LIBOR, contributing to lower or even negative financing spreads. The Company may invest in Derivatives from time to time, specifically interest rate caps, as a hedge against rising interest rates on a portion of its short-term borrowings. Interest rate caps generally increase in value as related interest rates rise and decline in value when such rates fall.

Another effect of changes in interest rates is that, as long-term interest rates decrease, the rate of prepayment of mortgage loans underlying mortgage investments generally increases. To the extent the proceeds of prepayments on mortgage investments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such investments, earnings may be adversely affected. As seen in 1998 prolonged periods of high prepayments can significantly reduce the expected life of mortgage investments; therefore, the actual yields realized can be lower due to faster amortization of purchase premiums. In addition, the rates of interest earned on ARM investments generally will decline during periods of falling short-term interest rates as the underlying ARM loans reset at lower rates.

Changes in interest rates also impact earnings recognized from CMO investments, which have consisted primarily of interest-only mortgage securities and fixed-rate CMO residuals (see above "Financial Condition"). The amount of income that may be generated from interest-only mortgage securities is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below interest rates on the collateral, principal prepayments will increase, reducing or eliminating the overall return on these investments. As seen in 1998 sustained periods of high prepayments can result in losses. Conversely, if mortgage interest rates rise, interest-only mortgage securities tend to perform favorably because underlying mortgage loans will generally prepay at slower rates, thereby increasing overall returns. The Company has disposed of substantially all interest-only mortgage securities in connection with the 1998 restructuring of its mortgage asset portfolios.

CMO residuals behave similarly to interest-only mortgage securities. As seen in 1998 if mortgage interest rates fall, prepayments on the underlying mortgage loans generally will be higher thereby reducing or even eliminating overall returns on these investments. This is due primarily to the acceleration of the amortization of bond discounts, a noncash item, as bond classes are repaid more rapidly than originally anticipated. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, improving the overall return on an investment in a fixed-rate CMO residual because of an increase in time over which the Company receives the larger positive interest spread.

The Company periodically sells mortgage assets. Such sales may become attractive as values of mortgage assets fluctuate with changes in interest rates. At other times, such as in 1998, it may become prudent to significantly downsize mortgage asset portfolios, for example, to mitigate exposure to further declines in mortgage interest rates. In either case, sales of mortgage assets may increase income volatility because of the recognition of transactional gains or losses.

The Company supplements its business plan from time to time with Derivatives held to help offset the effects of falling interest rates on the value of certain assets, such as interest-only mortgage securities and mortgage servicing rights. Historically, most Derivatives used by the Company have been interest rate floors that generally decrease in value when interest rates rise and increase in value when rates decline. The fair value of interest rate floors will erode over time and, as seen in 1998, can also be impacted by other factors such as changes in market demand for these instruments. Other Derivatives acquired from time to time may include U.S. Treasury futures contracts and options, written options on mortgage assets or various other Derivatives available in the marketplace that are compatible with the Company's risk management objectives. In instances where such Derivatives are accorded hedge accounting treatment, changes in value adjust the basis of the assets hedged. In instances where Derivatives are not accorded hedge accounting treatment, changes in value are recorded in operating results as they occur, which can increase income volatility. With the sale of the interest-only mortgage securities and the mortgage banking operations, the Company has significantly reduced its exposure to declining mortgage interest rates and therefore the use of Derivatives to manage this exposure has been curtailed.

OTHER

IMPACT OF THE YEAR 2000

Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Company utilizes a number of software systems to administer securitizations and manage its mortgage assets. In addition, the Company utilizes vendors in various capacities and interfaces with various institutions. The Company is exposed to the risk that its systems and the systems of its vendors and institutions it interfaces with are not Year 2000 compliant.

State of Readiness. The Company has made and will continue to make investments in its software systems and applications to ensure the Company is Year 2000 compliant. The Company is also taking steps to ensure that the vendors it utilizes and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant. This process is expected to be essentially complete by the end of the second quarter of 1999. In addition, with the sale of the mortgage banking operations in December 1998, the Company has built a completely new computer network that is considered to be Year 2000 compliant.

Costs. The financial costs of becoming Year 2000 compliant for the ongoing operations of the Company, including the construction of the Company's new computer network, have not and are not expected to exceed $300,000.

Risks and Contingency Planning. Although the Company expects that all its systems and applications will be Year 2000 compliant per the above schedule well prior to December 31, 1999, there can be no assurance that all of the vendors it utilizes and institutions that it interfaces with will complete their compliance efforts. The Company will continue to monitor their efforts in this regard and is currently drafting contingency plans for all critical processes to help ensure the impact on the Company's operations, or that of customers or vendors will be minimized if an event of non-compliance occurs. These plans include arranging for the use of other vendors or other methodologies and processes to transact the Company's business. The effect of any such disruption to the Company's operations is not presently determinable.

FORWARD LOOKING STATEMENTS

This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. The Company's actual results and liquidity can differ materially from those anticipated in these forward-looking statements as a result of unforeseen factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments, fluctuations in and market expectations for fluctuations in interest rates and levels of mortgage prepayments, the effectiveness of risk management strategies, the impact of leverage, liquidity of credit markets, Year 2000 compliance failures, increases in costs and other general competitive factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                          PART II. -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The following Exhibits are presented herewith:

     Exhibit 11 - Computation of Earnings Per Share for the quarter ended March 31, 1999 and 1998.

     Exhibit 12 - Capstead Mortgage Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

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


                                       CAPSTEAD MORTGAGE CORPORATION





Date: May 6, 1999                      By: /s/ RONN K. LYTLE
                                           -------------------------------------
                                           Ronn K. Lytle
                                           Chairman and Chief Executive Officer



Date: May 6, 1999                      By: /s/ ANDREW F. JACOBS
                                           -------------------------------------
                                           Andrew F. Jacobs
                                           Executive Vice President - Finance,
                                             Treasurer and Secretary

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  11           Computation of Earnings Per Share for the quarter ended
               March 31, 1999 and 1998.

  12           Capstead Mortgage Corporation and Subsidiaries Computation of
               Ratio of Earnings to Combined Fixed Charges and Preferred Stock
               Dividends.

  27           Financial Data Schedule (electronic filing only).