Form 10-Q
period 1999-06-30
CAPSTEAD MORTGAGE CORP
filed 1999-08-13
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER: 1-8996

                          CAPSTEAD MORTGAGE CORPORATION
             (Exact name of Registrant as specified in its Charter)

           MARYLAND                                           75-2027937
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

8401 N CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TX                75225
   (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (214) 874-2323

             2711 NORTH HASKELL AVENUE, SUITE 900, DALLAS, TX 75204
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

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

Common Stock ($0.01 par value)                  57,626,820 as of August 13, 1999

================================================================================

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX




                        PART I. -- FINANCIAL INFORMATION


                                                                                                            PAGE
ITEM 1.       Financial Statements

Consolidated Balance Sheet -- June 30, 1999 and December 31, 1998.........................................    3

Consolidated Statement of Operations -- Quarter and Six Months Ended
   June 30, 1999 and 1998.................................................................................    4

Consolidated Statement of Cash Flows -- Six Months Ended June 30, 1999 and 1998...........................    5

Notes to Consolidated Financial Statements................................................................    6

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............................................   14

ITEM 3.       Qualitative and Quantitative Disclosure of Market Risk......................................   23

ITEM 4.       Submission of Matters to a Vote of Security Holders.........................................   24


                                           PART II. -- OTHER INFORMATION


ITEM 5.       Other Information...........................................................................   24

ITEM 6.       Exhibits and Reports on Form 8-K............................................................   24

SIGNATURES................................................................................................   25

                        PART I. -- FINANCIAL INFORMATION
                          CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 1. FINANCIAL STATEMENTS


                                                                          June 30, 1999       December 31, 1998
                                                                          -------------       -----------------
                                                                           (unaudited)
ASSETS
   Mortgage securities and other investments                               $ 5,583,770           $ 2,369,602
   CMO collateral and investments                                            3,670,663             4,571,274
                                                                           -----------           -----------
                                                                             9,254,433             6,940,876

   Prepaids, receivables and other                                              56,179                59,526
   Cash and cash equivalents                                                    19,289                73,385
   Restricted cash                                                               8,500                26,500
                                                                           -----------           -----------

                                                                           $ 9,338,401           $ 7,100,287
                                                                           ===========           ===========

LIABILITIES
   Short-term borrowings                                                   $ 5,045,608           $ 1,839,868
   Collateralized mortgage obligations                                       3,636,020             4,521,324
   Accounts payable and accrued expenses                                        18,131                58,894
                                                                           -----------           -----------
                                                                             8,699,759             6,420,086

STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value; 100,000 shares authorized:
     $1.60 Cumulative Preferred Stock, Series A, issued and
       outstanding, 374 shares in 1999 and 1998
       ($6,134 aggregate liquidation preference)                                 5,228                 5,228
     $1.26 Cumulative Convertible Preferred Stock, Series B,
       issued and outstanding, 16,943 shares in 1999 and 17,298
       shares in 1998 ($192,811 aggregate liquidation preference)              189,234               193,196
   Common stock - $0.01 par value; 100,000 shares authorized;
     issued and outstanding, 58,339 shares in 1999 and 60,546
     shares in 1998                                                                583                   605
   Paid-in capital                                                             776,394               787,677
   Undistributed income (loss)                                                (294,268)             (305,287)
   Accumulated other comprehensive income (loss)                               (38,529)               (1,218)
                                                                           -----------           -----------
                                                                               638,642               680,201
                                                                           -----------           -----------

                                                                           $ 9,338,401           $ 7,100,287
                                                                           ===========           ===========


See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                       Quarter Ended              Six Months Ended
                                                                          June 30                      June 30
                                                                 ------------------------      ------------------------
                                                                   1999            1998          1999            1998
                                                                 ---------      ---------      ---------      ---------
INTEREST INCOME:
   Mortgage securities and other investments                     $  78,150      $ 104,213      $ 125,462      $ 202,997
   CMO collateral and investments                                   68,041         97,658        145,071        191,893
                                                                 ---------      ---------      ---------      ---------
       Total interest income                                       146,191        201,871        270,533        394,890
                                                                 ---------      ---------      ---------      ---------

INTEREST AND RELATED EXPENSE:
   Short-term borrowings:
     Mortgage securities and other investments                      60,327         95,429         94,241        183,839
     CMO investments                                                  --           10,997           --           22,323
   Collateralized mortgage obligations                              67,915         83,950        145,432        161,753
   Mortgage insurance and other                                        522            982          1,149          2,094
                                                                 ---------      ---------      ---------      ---------
       Total interest and related expense                          128,764        191,358        240,822        370,009
                                                                 ---------      ---------      ---------      ---------
         Net margin on mortgage assets and other investments        17,427         10,513         29,711         24,881
                                                                 ---------      ---------      ---------      ---------

NET MARGIN ON MORTGAGE BANKING OPERATIONS                             --          (27,153)          --          (12,308)

OTHER OPERATING REVENUE (EXPENSE):
   Gain (loss) on sale of mortgage assets and
     related derivative financial instruments                         --         (251,207)         1,738       (244,444)
   CMO administration and other                                        903          1,066          2,373          2,001
   Other operating expenses                                         (1,647)        (1,351)        (3,232)        (3,192)
                                                                 ---------      ---------      ---------      ---------
       Total other operating revenue (expense)                        (744)      (251,492)           879       (245,635)
                                                                 ---------      ---------      ---------      ---------

NET INCOME (LOSS)                                                $  16,683      $(268,132)     $  30,590      $(233,062)
                                                                 =========      =========      =========      =========

Net income (loss)                                                $  16,683      $(268,132)     $  30,590      $(233,062)
Less cash dividends on preferred stock                              (5,725)        (5,589)       (11,409)       (11,144)
                                                                 ---------      ---------      ---------      ---------
Net income available to common stockholders                      $  10,958      $(273,721)     $  19,181      $(244,206)
                                                                 =========      =========      =========      =========


NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                                         $    0.19      $   (4.47)     $    0.32      $   (4.04)
   Diluted                                                            0.19          (4.47)          0.32          (4.04)

CASH DIVIDENDS PAID PER SHARE:
   Common                                                        $   0.140      $   0.500      $   0.140      $   1.000
   Series A Preferred                                                0.400          0.400          0.800          0.800
   Series B Preferred                                                0.315          0.315          0.630          0.630


See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         Six Months Ended
                                                                                             June 30
                                                                                   ----------------------------
                                                                                       1999             1998
                                                                                   -----------      -----------
OPERATING ACTIVITIES:
   Net income (loss)                                                               $    30,590      $  (233,062)
   Noncash items:
     Amortization of mortgage servicing rights and related costs                          --             87,408
     Amortization of discount and premium                                               23,177           90,151
     Depreciation and other amortization                                                   531            3,099
   (Gain) loss on sale of mortgage assets and derivative financial instruments          (1,738)         243,399
   Net change in prepaids, receivables, other assets,
     accounts payable and accrued expenses                                             (16,983)         (12,085)
                                                                                   -----------      -----------
       Net cash provided (used) by operating activities                                 35,577          178,910
                                                                                   -----------      -----------

INVESTING ACTIVITIES:
   Purchases of mortgage securities and other investments                           (3,937,696)      (3,314,151)
   Purchases of CMO collateral and investments                                            --           (758,615)
   Purchases of mortgage servicing rights                                                 --            (56,178)
   Purchases of derivative financial instruments                                          --            (54,250)
   Principal collections on mortgage investments                                       677,723        1,303,124
   Proceeds from sales of mortgage assets                                              114,763        3,195,240
   Proceeds from sales and settlement of derivative financial instruments               12,595           86,239
   CMO collateral:
     Principal collections                                                             747,542          502,182
     Decrease in accrued interest receivable                                             5,790            3,945
     Decrease (increase) in short-term investments                                      13,171           (3,481)
                                                                                   -----------      -----------
       Net cash provided (used) by investing activities                             (2,366,112)         904,055
                                                                                   -----------      -----------

FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings                                      3,205,740       (1,111,313)
   Increase in mortgage servicing acquisitions payable                                    --             11,912
   Collateralized mortgage obligations:
     Issuance of securities                                                               --            597,934
     Principal payments on securities                                                 (888,747)        (562,908)
     Decrease in accrued interest payable                                               (5,716)            (590)
   Capital stock transactions                                                          (15,562)          50,261
   Dividends paid                                                                      (19,276)         (72,002)
                                                                                   -----------      -----------
       Net cash provided (used) by financing activities                              2,276,439       (1,086,706)
                                                                                   -----------      -----------

Net change in cash and cash equivalents                                                (54,096)          (3,741)
Cash and cash equivalents at beginning of period                                        73,385           17,377
                                                                                   -----------      -----------

Cash and cash equivalents at end of period                                         $    19,289      $    13,636
                                                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


NOTE 1 -- BUSINESS

Capstead Mortgage Corporation, a mortgage investment firm, earns income from investing in mortgage assets on a leveraged basis and from other investment strategies. In response to the lower long-term interest rate environment experienced in 1998, the Company restructured its mortgage asset portfolios and sold its mortgage banking operations, which created substantial liquidity. Currently, the Company's primary focus is managing a portfolio of single-family, residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). This portfolio is financed by short-term borrowings and equity. The Company presently intends to continue to evaluate a number of possibilities to acquire or make strategic investments in a variety of real estate-related investments and entities. However, the Company may conclude to continue to substantially limit its activities to investing in Agency Securities.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain amounts for prior periods have been reclassified to conform to the current year presentation.

NOTE 3 -- SHARE REPURCHASES AND DECLARATION OF COMMON STOCK DIVIDEND

On February 4, 1999 the Company's Board of Directors authorized the repurchase of up to 6,000,000 shares of its common stock and up to 2,000,000 shares of its $1.26 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"). As of June 30, 1999, the Company had repurchased 2,123,200 shares of common stock at an average price of $5.16 (including transaction costs) and 354,700 shares of the Series B Preferred Stock at an average price of $12.00 (including transaction costs) pursuant to this repurchase program. In December 1998 the Company completed a previously authorized repurchase of 1 million shares of common stock at an average price of $4.10 per share (including transaction costs). In early January 85,583 formerly restricted shares of common stock were repurchased at $4.12 per share from employees in order to assist them with meeting their federal income tax obligations resulting from the lapsing of restrictions on stock awards with the December 1998 sale of the mortgage banking operations. Altogether the Company has repurchased 5.2 percent of its outstanding shares of common stock and 2.1 percent of the Series B Preferred Stock since the first share repurchases in December 1998. All such repurchased shares have been canceled and returned to authorized but unissued shares.

On July 23, 1999 the Board of Directors declared a second quarter dividend of 18 cents per common share, payable August 20 to stockholders of record as of August 3, 1999.

NOTE 4 -- MORTGAGE SECURITIES AND OTHER INVESTMENTS

Mortgage securities investments and the related average effective interest rates (calculated for the quarter then ended including mortgage insurance costs on non-agency securities and excluding unrealized gains and losses) were as follows (dollars in thousands):

                                                      Purchase                                             Average
                                      Principal       Premiums                          Carrying    Average   Effective
                                       Balance       (Discounts)         Basis           Amount     Coupon      Rate
                                     -----------     -----------      -----------     -----------   -------   ---------
                                                                                            *          **        **
JUNE 30, 1999
   Agency Securities:
     FNMA/FHLMC:
       Fixed-rate                    $ 1,094,442     $    (3,189)     $ 1,091,253     $ 1,062,303     6.17%     6.20%
       Medium-term                     1,205,019           6,399        1,211,418       1,200,467     6.16      5.82
       Adjustable-rate ("ARMs"):
         LIBOR/CMT                       917,287          21,266          938,553         941,772     7.07      5.23
         COFI                            266,110           1,724          267,834         261,786     5.80      5.63
     GNMA ARMs                         1,945,594          30,326        1,975,920       1,977,846     6.38      5.46
                                     -----------     -----------      -----------     -----------
                                       5,428,452          56,526        5,484,978       5,444,174     6.39      5.65
   Non-agency securities                 138,679             346          139,025         139,596     8.36      7.95
                                     -----------     -----------      -----------     -----------
                                     $ 5,567,131     $    56,872      $ 5,624,003     $ 5,583,770     6.44      5.70
                                     ===========     ===========      ===========     ===========
DECEMBER 31, 1998
   Agency and U.S. Treasury
     Securities:
     U.S. Treasury notes             $      --       $      --        $        --     $      --         -%      4.68%

     FNMA/FHLMC:
       Fixed-rate                        397,648            (731)         396,917         400,345     6.50      6.42
       Medium-term                       313,947           3,597          317,544         318,033     6.60      5.67
       LIBOR/CMT ARMs                    616,274          16,350          632,624         626,356     7.49      5.24
     GNMA ARMs                           871,308          14,635          885,943         883,451     6.75      5.76
                                     -----------     -----------      -----------     -----------
                                       2,199,177          33,851        2,233,028       2,228,185     6.89      5.72
   Non-agency securities                 140,718            (157)         140,561         141,417     7.22      7.23
                                     -----------     -----------      -----------     -----------
                                     $ 2,339,895     $    33,694      $ 2,373,589     $ 2,369,602     6.91      5.81
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

Agency and U.S. Treasury securities consist of Agency Securities and U.S. government-issued fixed-rate securities, commonly referred to as U.S. Treasury notes or bonds (collectively, "Agency and U.S. Treasury Securities"). Agency Securities have no foreclosure risk. Non-agency securities consist of private mortgage pass-through securities backed primarily by single-family jumbo-sized residential mortgage loans whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers, and other AAA-rated private mortgage securities (together, "Non-agency Securities"). At December 31, 1998 Non-Agency Securities also included mortgage loans held for sale in connection with curtailed mortgage production activities. The maturity of mortgage-backed securities is directly affected by the rate of principal prepayments on the underlying loans.

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

                                       June 30, 1999     December 31, 1998
                                       -------------     -----------------
Pledged CMO Collateral:
   Pledged mortgage securities          $3,631,862          $4,507,337
   Short-term investments                    1,708              14,879
   Accrued interest receivable              21,571              27,361
                                        ----------          ----------
                                         3,655,141           4,549,577
   Unamortized premium                      12,289              11,830
                                        ----------          ----------
                                         3,667,430           4,561,407
CMO investments                              3,233               9,867
                                        ----------          ----------
                                        $3,670,663          $4,571,274
                                        ==========          ==========

All principal and interest on pledged mortgage securities is remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the pledged mortgage securities and the reinvestment income earned thereon are available for the payment of principal and interest on CMO borrowings. Pledged mortgage securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. The Company has retained only $1.1 million of credit risk in the form of subordinated bonds associated with these securities. The weighted average effective interest rate for total Pledged CMO Collateral was
7.13 percent during the quarter ended June 30, 1999.

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

                                        June 30, 1999       December 31, 1998
                                        -------------       -----------------
CMOs                                     $ 3,628,825           $ 4,513,522
Accrued interest payable                      19,893                25,609
                                         -----------           -----------
   Total obligation                        3,648,718             4,539,131
Unamortized discount                         (12,698)              (17,807)
                                         -----------           -----------
                                         $ 3,636,020           $ 4,521,324
                                         ===========           ===========

Range of average interest rates         5.27% to 9.45%        5.22% to 9.45%
Range of stated maturities               2008 to 2028          2007 to 2028
Number of series                              25                    31

The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption, generally at the Company's option, provided that certain requirements specified in the related indenture have been met (referred to as "Clean-up Calls"); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The average effective interest rate for all CMOs was 7.16 percent during the quarter ended June 30, 1999.

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

The following table summarizes fair value disclosures for available-for-sale debt securities (in thousands):

                                                          Gross            Gross
                                                        Unrealized       Unrealized          Fair
                                          Basis           Gains            Losses            Value
                                       ----------       ----------       ----------       ----------
    AS OF JUNE 30, 1999
      Agency Securities:
        FNMA/FHLMC:
      Fixed-rate                       $1,091,253       $     --         $   28,950       $1,062,303
      Medium-term                       1,211,418              243           11,194        1,200,467
      ARMs:
        LIBOR/CMT                         938,553            5,511            2,292          941,772
        COFI                              267,834             --              6,048          261,786
    GNMA ARMs                           1,975,920            5,441            3,515        1,977,846
                                       ----------       ----------       ----------       ----------
                                        5,484,978           11,195           51,999        5,444,174
  Non-agency securities                    37,272              571             --             37,843
  CMO collateral and investments          131,938            1,837              133          133,642
                                       ----------       ----------       ----------       ----------
                                       $5,654,188       $   13,603       $   52,132       $5,615,659
                                       ==========       ==========       ==========       ==========

AS OF DECEMBER 31, 1998
  Agency Securities:
    FNMA/FHLMC:
      Fixed-rate                       $  396,917       $    3,466       $       38       $  400,345
      Medium-term                         317,544              862              373          318,033
      LIBOR/CMT ARMs                      632,624              667            6,935          626,356
    GNMA ARMs                             885,943              819            3,311          883,451
                                       ----------       ----------       ----------       ----------
                                        2,233,028            5,814           10,657        2,228,185
  Non-agency securities                    34,815              856             --             35,671
  CMO collateral and investments          190,916            2,927              158          193,685
                                       ----------       ----------       ----------       ----------
                                       $2,458,759       $    9,597       $   10,815       $2,457,541
                                       ==========       ==========       ==========       ==========

With substantial liquidity as of June 30, 1999, the Company currently has the ability to hold mortgage assets for the foreseeable future and, therefore, does not currently expect to realize losses on security sales. Liquidity is defined as surplus capital available for the support and acquisition of mortgage assets and other investments or activities.

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Non-agency Securities. The following table summarizes fair value disclosures for debt securities held-to-maturity (in thousands):

                                                    Gross            Gross
                                                 Unrealized       Unrealized          Fair
                                   Basis            Gains            Losses           Value
                                ----------       ----------       ----------       ----------
       AS OF JUNE 30, 1999
   Non-agency Securities        $  101,753       $    2,218       $     --         $  103,971
   Pledged CMO Collateral        3,537,021            2,526           20,946        3,518,601
                                ----------       ----------       ----------       ----------
                                $3,638,774       $    4,744       $   20,946       $3,622,572
                                ==========       ==========       ==========       ==========
AS OF DECEMBER 31, 1998
   Pledged CMO Collateral       $4,377,589       $    3,286       $   26,359       $4,354,516
                                ==========       ==========       ==========       ==========

Sales of released CMO collateral occasionally occur provided the collateral has paid down to within 15 percent of its original issuance amounts. The following table summarizes disclosures related to dispositions of debt securities (in thousands):

                                                       Quarter Ended June 30           Six Months Ended June 30
                                                      -----------------------        ---------------------------
                                                       1999           1998             1999             1998
                                                      ------       ----------        -------       -------------
Sale of securities held available-for-sale:
   Amortized cost                                     $  --       $ 2,586,480      $     7,573     $ 3,237,953
   Gains (losses)*                                       --          (253,315)           1,761        (248,594)
Sale of released CMO collateral held-to-maturity:
   Amortized cost                                        --              --               --             5,022
   Gains                                                 --              --               --               471

* Excludes a first quarter 1999 loss of $23,000 on disposition of remaining derivative financial instruments held by the Company.

NOTE 8 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is net income (loss) plus other comprehensive income
(loss), which, for the periods presented, consists of the change in unrealized gain (loss) on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (loss) for the periods indicated (in thousands):

                                                              Quarter Ended               Six Months Ended
                                                                 June 30                      June 30
                                                        ------------------------      ------------------------
                                                           1999           1998           1999           1998
                                                        ---------      ---------      ---------      ---------
Net income (loss)                                       $  16,683      $(268,132)     $  30,590      $(233,062)
                                                        ---------      ---------      ---------      ---------
Other comprehensive income (loss):
   Unrealized gain (loss) on debt securities:
     Change in unrealized gain (loss) during period       (48,096)      (124,440)       (35,550)      (180,210)
     Reclassification adjustment for (gain)
       loss included in net income (loss)                      --        253,315         (1,761)       248,594
                                                        ---------      ---------      ---------      ---------
         Other comprehensive income                       (48,096)       128,875        (37,311)        68,384
                                                        ---------      ---------      ---------      ---------
Comprehensive income (loss)                             $ (31,413)     $(139,257)     $  (6,721)     $(164,678)
                                                        =========      =========      =========      =========

NOTE 9 -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                                    Quarter Ended June 30
                                                 ---------------------------------------------------------
                                                             1999                         1998
                                                 ---------------------------   ---------------------------
                                                  Amount            Average     Amount            Average
                                                 --------          ---------   --------          ---------
Interest income:
   Mortgage securities and other investments     $ 78,150            5.70%     $104,213            5.98%
   CMO collateral and investments                  68,041            7.12        97,658            7.46
                                                 --------                      --------
     Total interest income                        146,191                       201,871
                                                 --------                      --------
Interest expense:
   Short-term borrowings                           60,327            4.87       106,426            5.53
   CMOs                                            67,915            7.16        83,950            7.66
                                                 --------                      --------
     Total interest expense                       128,242                       190,376
                                                 --------                      --------
Net interest                                     $ 17,949                      $ 11,495
                                                 ========                      ========

                                                                             Six Months Ended June 30
                                                             -------------------------------------------------------
                                                                       1999                           1998
                                                             ------------------------        -----------------------
                                                               Amount        Average           Amount       Average
                                                             ----------    ----------        ----------   ----------
Interest income:
   Mortgage securities and other investments                  $125,462        5.74%           $202,997       6.07%
   CMO collateral and investments                              145,071        7.15             191,893       7.37
                                                               -------                         -------
     Total interest income                                     270,533                         394,890
                                                               -------                         -------
Interest expense:
   Short-term borrowings                                        94,241        4.90             206,162       5.58
   CMOs                                                        145,432        7.23             161,753       7.53
                                                               -------                         -------
     Total interest expense                                    239,673                         367,915
                                                               -------                         -------
Net interest                                                   $30,860                         $26,975
                                                               =======                         =======

The following tables summarize increases (decreases) in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter and six months ended June 30, 1999 compared to the same periods in 1998 (in thousands):

                                                     Quarter Ended June 30, 1999
                                                 ------------------------------------
                                                   Rate*        Volume*        Total
                                                 --------      --------      --------
Interest income:
   Mortgage securities and other investments     $ (4,529)     $(21,534)     $(26,063)
   CMO collateral and investments                  (4,241)      (25,376)      (29,617)
                                                 --------      --------      --------
     Total interest income                         (8,770)      (46,910)      (55,680)
                                                 --------      --------      --------

Interest expense:
   Short-term borrowings                          (11,678)      (34,421)      (46,099)
   CMOs                                            (5,181)      (10,854)      (16,035)
                                                 --------      --------      --------
     Total interest expense                       (16,859)      (45,275)      (62,134)
                                                 --------      --------      --------
Net interest                                     $  8,089      $ (1,635)     $  6,454
                                                 ========      ========      ========

                                                      Six Months Ended June 30, 1999
                                                 ---------------------------------------
                                                   Rate*         Volume*         Total
                                                 ---------      ---------      ---------
Interest income:
   Mortgage securities and other investments     $ (10,670)     $ (66,865)     $ (77,535)
   CMO collateral and investments                   (5,431)       (41,391)       (46,822)
                                                 ---------      ---------      ---------
     Total interest income                         (16,101)      (108,256)      (124,357)
                                                 ---------      ---------      ---------

Interest expense:
   Short-term borrowings                           (22,860)       (89,061)      (111,921)
   CMOs                                             (6,306)       (10,015)       (16,321)
                                                 ---------      ---------      ---------
     Total interest expense                        (29,166)       (99,076)      (128,242)
                                                 ---------      ---------      ---------
Net interest                                     $  13,065      $  (9,180)     $   3,885
                                                 =========      =========      =========

* The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE 10 -- STOCKHOLDER LITIGATION

During 1998 twenty-four purported class action lawsuits were filed against the Company and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business during various periods between January 28, 1997 and July 24, 1998. The complaints claim that as a result of such alleged improper actions, the market prices of the Company's equity securities were artificially inflated during that time period. The complaints seek monetary damages in an undetermined amount. In March 1999 these actions were consolidated. The date by which the Company is to respond has not yet run. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the actions. Based on available information, management believes the resolution of these suits will not have a material adverse effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

OVERVIEW

Capstead Mortgage Corporation, a mortgage investment firm, earns income from investing in mortgage assets on a leveraged basis and from other investment strategies. In response to the lower long-term interest rate environment experienced in 1998, the Company restructured its mortgage asset portfolios and sold its mortgage banking operations, which substantially increased the Company's liquidity. Currently, the Company's primary focus is managing a portfolio of single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). This portfolio is financed by short-term borrowings and equity. After acquiring $3.3 billion of Agency Securities during the first quarter of 1999, the Company increased its portfolio of Agency Securities only modestly during the second quarter to $5.4 billion as of June 30, 1999. In the third quarter, the Company currently expects to continue to maintain its Agency Securities portfolio at approximately the same level. The Company's leverage ratio (short-term borrowings to stockholders' equity, before other comprehensive income adjustments) increased from 2.7:1 at year-end to 7.5:1 at June 30, 1999.

During 1999 prepayments of mortgage loans underlying the Company's mortgage assets have declined considerably because of higher mortgage interest rates. Lower prepayment levels improve yields on the Company's mortgage assets by allowing related purchase premiums to be expensed to earnings over a longer period of time. The Company currently expects prepayments to decline further in the third quarter. In addition, the yields on adjustable-rate ("ARM") mortgage securities, which represented approximately 57 percent of the Company's mortgage investment portfolios as of June 30, 1999, should improve over the next 12 months as interest rates on mortgage loans underlying these securities reset to levels more reflective of the current interest rate environment.

The Company's borrowing rates have been over one-half of one percentage point lower during 1999 than in the comparable period of 1998. However, the Federal Reserve increased short-term interest rates by one-quarter of one percent at its June 29, 1999 meeting and may increase rates further, perhaps in the third quarter. If short-term borrowing rates were to continue to rise, improving mortgage asset yields over the next 12 months would not fully keep pace and net interest margins would decline.

As of June 30, 1999, the Company had repurchased 5.2 percent of its outstanding shares of common stock and 2.1 percent of its $1.26 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock") since share repurchases began in December 1998. As the common stock continues to sell below its book value, such repurchases may continue. Acquiring common stock at prices below book value per share results in modest increases in book value per share and net income per share.

Liquidity, which is defined as surplus capital available for the support and acquisition of mortgage assets and other investments or activities, fluctuates with, among other things, the size and fair value of the Company's mortgage investment portfolios. Since year-end, stock repurchases, acquisitions of mortgage assets and a decline in fair value of the Company's portfolios as a result of higher interest rates in the second quarter have led to a decline in the Company's liquidity. However, liquidity at quarter-end remains substantial affording the Company the ability to maintain its mortgage asset portfolios at current levels for the foreseeable future and to make additional investments. The Company presently intends to continue to evaluate a number of possibilities to acquire or make strategic investments in a variety of real estate-related investments and entities. However, the Company may conclude to substantially limit its activities to investing in Agency Securities.

MORTGAGE SECURITIES AND OTHER INVESTMENTS

Mortgage securities and other investments consist primarily of high quality single-family residential mortgage-backed securities, most of which are Agency Securities. Agency Securities have no foreclosure risk; however, the Company is subject to reduced net interest margins during periods of rising short-term interest rates or increasing prepayment rates (see "Effects of Interest Rate Changes"). The Company may also invest in government-issued securities, commonly referred to as U.S. Treasury notes or bonds. Non-agency securities consist of private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers, and other AAA-rated private mortgage securities (together, "Non-agency Securities"). The Company classifies its mortgage securities and other investments by interest rate characteristics of the underlying loans or the securities themselves (see
NOTE 4 to the accompanying consolidated financial statements). Mortgage securities and other investments are financed under repurchase arrangements with investment banking firms pursuant to which specific securities held within the portfolios are pledged as collateral (see "Liquidity and Capital Resources").

The following yield and cost analysis illustrates results achieved during the most recent quarter for each component of the Company's mortgage investment portfolio and its currently projected earnings capacity based on current lifetime prepayment assumptions and recent borrowing rates:**

                              Average for the Quarter Ended
                                      June 30, 1999                        As of June 30, 1999
                          ------------------------------------       ------------------------------
                                                                      Purchase                                     Lifetime
                                           Actual       Actual        Premiums                       Projected    Prepayment
  Mortgage Investments       Basis       Yield/Cos      Runoff       (Discounts)           Basis     Yield/Cost   Assumptions
-----------------------   -----------    ---------     -------       -----------         ----------  ----------   -----------
                               *                                                             *           **            **
Agency Securities:
   FNMA/FHLMC:
     Fixed-rate           $ 1,097,411      6.20%               6%     $    (3,189)      $ 1,091,253     6.20%               8%
     Medium-term            1,006,625      5.82               22            6,399         1,211,418     5.84               20
     ARMs:
       LIBOR/CMT              944,576      5.23               36           21,266           938,553     5.49               40
       COFI                   268,332      5.63               16            1,724           267,834     5.51               18
   GNMA ARMs                2,024,913      5.46               29           30,326         1,975,920     5.62               27
                          -----------      ----      -----------      -----------       -----------     ----      -----------
                            5,341,857      5.65               24           56,526         5,484,978     5.76               23

Non-agency Securities         131,360      7.95               47              346           139,025     7.93               50
                          -----------      ----      -----------      -----------       -----------     ----      -----------
                            5,473,217      5.70               25%     $    56,872         5,624,003     5.81               24%
                                                     ===========      ===========                                 ===========
Less short-term
   borrowings               4,907,053      4.87                                           5,045,608     5.09
                          -----------      ----                                         -----------     ----
Capital employed/
   financing spread       $   566,164      0.83%                                        $   578,395     0.72%
                          ===========      ====                                         ===========     ====

Return on assets***                        1.29%                                                        1.24%

*        Basis is the Company's investment before mark to market.

** Projected yields are computed based on the Company's current lifetime prepayment assumptions. Actual yields realized in future periods will depend upon actual prepayments and any changes in lifetime prepayment assumptions. For example, if actual prepayments are lower than current lifetime prepayment assumptions, actual yields will typically be higher. Projected borrowing rates reflect increases in short-term interest rates experienced by the Company in July 1999. Actual borrowing rates will be largely dependent upon the outlook for future actions by the Federal Reserve to change short-term interest rates.

*** The Company uses its liquidity to pay down short-term indebtedness. Return on assets is calculated assuming the use of this liquidity to reduce borrowing costs.

The Company acquired $730 million of fixed-rate, $994 million of medium-term, $802 million of Fannie Mae/Freddie Mac ARM and $1.4 billion of Ginnie Mae ARM Agency Securities during the six months ended June 30, 1999, increasing its portfolio of Agency Securities to $5.4 billion at June 30, 1999 from $2.2 billion at December 31, 1998 (all but $598 million of these securities were acquired in the first quarter of 1999). The Company currently expects to continue to maintain this portfolio at this level in the third quarter. The Company also called for redemption six series of collateralized mortgage obligations in 1999 returning $142 million of fixed and adjustable-rate mortgage loans to its Non-agency Securities portfolio. Investments in fixed-rate mortgage securities, although higher in dollar terms, were slightly lower as a percentage of total mortgage investments (21.3 percent at June 30, 1999 compared to 22.9 percent at December 31, 1998). Medium-term mortgage securities increased to 21.5 percent at June 30, 1999 compared to 13.4 percent at December 31, 1998, while ARM investments declined to 57.2 percent at quarter-end from 63.7 percent at year-end. The Company's leverage ratio increased to 7.5:1 at June 30, 1999 from 2.7:1 at December 31, 1998.

The unamortized net premium paid for these portfolios (referred to as "purchase premiums (discounts)") increased to $56.9 million at June 30, 1999 from $33.7 million at December 31, 1998, while actually declining as a percentage of related unpaid principal balances to 1.02 percent from 1.44 percent at year-end. Purchase premiums (discounts) are amortized to income as yield adjustments based on both actual prepayments and lifetime prepayment assumptions. Actual prepayments have declined throughout 1999 as mortgage interest rates increased. Prepayments on Fannie Mae and Freddie Mac medium-term and adjustable-rate Agency Securities declined to an annualized rate of 24.9 percent in June 1999 from 48.4 percent in December 1998. Prepayments on Ginnie Mae ARMs declined to an annualized rate of 27.1 percent in June 1999, from 37.9 percent in December 1998. The Company currently expects prepayments to decline further in the third quarter. In addition, yields on ARM securities should improve over the next 12 months as interest rates on mortgage loans underlying these securities reset to levels more reflective of the current interest rate environment (see "Effects of Interest Rate Changes").

CMO COLLATERAL AND INVESTMENTS

The Company had been an active issuer of CMOs and other securities backed by single-family jumbo-sized residential mortgage loans obtained through a mortgage loan conduit business that the Company exited in 1995. Since then, the Company has maintained finance subsidiaries with remaining capacity to issue CMOs and other securitizations ("securitization shelves"). In an effort to recover costs associated with these securitization shelves, and to potentially add to its CMO administration activities, the Company from time to time purchases mortgage loans from originators or conduits and issues CMOs or other securities backed by these loans. The Company may or may not retain a significant residual economic interest in these securitizations. In 1997 and 1998, the Company issued four such CMOs totaling $2.2 billion. Also in 1998, in order to enhance its liquidity, the Company issued a $345 million CMO backed by Non-agency Securities. No CMOs have been issued in 1999.

The related credit risk of the mortgage loans collateralizing CMOs issued by the Company is borne by AAA-rated private mortgage insurers or by subordinated bonds within the related CMO series to which the collateral is pledged. The Company has retained only $1.1 million of credit risk in the form of subordinated bonds associated with these securities. The Company also retained residual interests in certain of these securitizations primarily with the characteristics of interest-only mortgage securities. Interest-only mortgage securities are entitled to receive all or some portion of the interest stripped from the mortgage loans underlying the securities. In lieu of issuing CMOs, the Company had increased its CMO investments (defined as CMO collateral and investments, net of related bonds) by acquiring interest-only mortgage securities issued by other issuers, primarily Fannie Mae and Freddie Mac. In the second quarter of 1998 the Company disposed of a $1.0 billion interest-only mortgage securities portfolio at a substantial loss and during the first quarter of 1999 sold its remaining purchased interest-only mortgage securities.

As of June 30, 1999, the Company's CMO investments had been reduced to $34.6 million, down from $50.0 million at December 31, 1998. Included in this net investment are $12.3 million and $12.7 million of the remaining CMO collateral premiums and bond discounts, respectively. Similar to purchase premiums on the Company's mortgage investments, CMO collateral premiums and bond discounts, along with most of remaining CMO investments, are amortized to income as CMO collateral yield or bond expense adjustments based on both actual prepayments and lifetime prepayment assumptions (see "Effects of Interest Rate Changes").

UTILIZATION OF CAPITAL AND LIQUIDITY

The following table summarizes the Company's utilization of capital and liquidity as of June 30, 1999 (in thousands):

                                                                                        Capital
                                                Assets             Borrowings          Employed          Liquidity
                                              -----------         -----------          ----------        -----------
                                                                                                              *
  Agency Securities:
     FNMA/FHLMC:
       Fixed-rate                              $1,062,303          $1,031,840           $  30,463        $    6,614
       Medium-term                              1,200,467           1,137,561              62,906            26,757
       ARMs:
         LIBOR/CMT                                941,772             895,346              46,426            18,207
         COFI                                     261,786             256,649               5,137            (2,815)
     GNMA ARMs                                  1,977,846           1,724,212             253,634           194,708
                                              -----------         -----------           ---------         ---------
                                                5,444,174           5,045,608             398,566           243,471
  Non-agency Securities                           139,596                   -             139,596           136,142
  CMO collateral and investments                3,670,663           3,636,020              34,643             7,241
                                              -----------         -----------          ----------       -----------
                                               $9,254,433          $8,681,628             572,805           386,854
                                               ==========          ==========
  Other assets, net of other liabilities                                                   65,837            19,289**
                                                                                       ----------        ----------
                                                                                         $638,642          $406,143
                                                                                         ========          ========

* Based on additional borrowings available under existing uncommitted repurchase arrangements considering the size and fair values of the Company's mortgage asset portfolios as of June 30, 1999 (see "Liquidity and Capital Resources").

**       Represents unrestricted cash and cash equivalents.

STOCK REPURCHASES AND BOOK VALUES PER COMMON SHARE

On February 4, 1999 the Company's Board of Directors authorized the repurchase of up to an additional 6 million shares of its common stock and up to 2 million shares of its Series B Preferred Stock. As of June 30, 1999, the Company had repurchased 2,123,200 shares of common stock at an average price of $5.16 (including transaction costs) and 354,700 shares of the Series B Preferred Stock at an average price of $12.00 (including transaction costs) pursuant to this repurchase program. In December 1998 the Company completed a previously authorized repurchase of 1 million shares of common stock at an average price of $4.10 per share (including transaction costs). In early January, 85,583 formerly restricted shares of common stock were repurchased at $4.12 per share from employees in order to assist them with meeting their federal income tax obligations resulting from the lapsing of restrictions on stock awards with the December 1998 sale of the mortgage banking operations.

Since the first share repurchases in December 1998, the Company has repurchased
5.2 percent of its outstanding shares of common stock and 2.1 percent of its outstanding shares of the Series B Preferred Stock. As the common stock continues to sell below its book value per share, share repurchases may continue. Acquiring common stock at prices below book value per share results in modest increases in book value per share and net income per share. The Company ended the quarter with 58,339,000 common shares outstanding. Book values per common share outstanding at the respective balance sheet dates were as follows:

                                                                     June 30, 1999       December 31, 1998
                                                                     -------------       -----------------
  Calculated assuming liquidation of preferred stock*                     $7.54                $7.88
  Calculated assuming redemption of preferred stock**                      7.21                 7.56

* The Series A and B Preferred Stock have liquidation preferences of $16.40 and $11.38 per share, respectively.

** The Series A and B Preferred Stock have redemption prices of $16.40 and $12.50 per share, respectively.

Of the 35 cent decline in book value per common share during the six months ended June 30, 1999 (calculated assuming redemption of the Company's convertible preferred stock), 64 cents was attributable primarily to a reduction in the value of Agency Securities held available-for-sale because of a one-half of one percentage point increase in intermediate and long-term interest rates during the second quarter. This decline was partially offset by a 19 cent increase in undistributed income and a 10 cent increase due to the repurchase of common shares. Note that subsequent to quarter-end, the Company declared a 18 cent per common share second quarter dividend payable August 20 to stockholders of record on August 3, 1999.

RESULTS OF OPERATIONS

Comparative net operating results (interest income or fee revenues, net of related interest expense and, for CMO administration and the curtailed mortgage banking operations, related direct and indirect operating expenses) by source were as follows (in thousands, except per share amounts):

                                                                 Quarter Ended                Six Months Ended
                                                                    June 30                         June 30
                                                            ------------------------        ------------------------
                                                               1999         1998              1999          1998
                                                            --------      ----------        -------       ----------

Agency and U.S. Treasury Securities                         $15,100      $      6,945       $26,917      $    15,082
Non-agency Securities                                         2,612             1,448         4,141            3,255
CMO collateral and investments                                 (285)            2,120        (1,347)           6,544
                                                          ---------     -------------     ---------    -------------
   Net margin on mortgage assets and
     other investments                                       17,427            10,513        29,711           24,881
Mortgage banking operations                                       -           (27,153)            -          (12,308)
Other operating revenue (expense):
   Gain (loss) on sale of mortgage assets and
     derivative financial instruments                             -          (251,207)        1,738         (244,444)
   CMO administration and other                                 903             1,066         2,373            2,001
   Other operating expenses                                  (1,647)           (1,351)       (3,232)          (3,192)
                                                          ---------      ------------     ---------     ------------

Net income (loss)                                           $16,683         $(268,132)      $30,590        $(233,062)
                                                            =======         =========       =======        =========
Net income (loss) per common share:
   Basic                                                      $0.19            $(4.47)        $0.32           $(4.04)
   Diluted                                                     0.19             (4.47)         0.32            (4.04)

Operating results for the quarter and six months ended June 30, 1999 were substantially improved over 1998 results which included impairment charges on mortgage servicing and losses realized from restructuring the Company's mortgage asset portfolios. Liquidity from this restructuring and from the December 1998 sale of the mortgage banking operations has been deployed to reduce short-term borrowings which has benefited net margins on the Company's mortgage asset portfolios. Margins also benefited from first quarter 1999 acquisitions of Agency Securities, slower prepayments and lower borrowing rates.

The earning capacity of the Company's mortgage asset portfolios are largely dependent on the extent to which the Company continues to invest its liquidity in these portfolios, the overall size of the portfolios and the relationship between short- and long-term interest rates (the "yield curve"). The Company presently intends to continue to evaluate a number of possibilities to redeploy some portion of its liquidity into strategic investments in a variety of real estate-related investments and entities. However, the Company may conclude to continue to substantially limit its activities to investing in Agency Securities. In the third quarter of 1999, the Company currently expects to maintain its Agency Securities portfolio at approximately the same level as in the second quarter. The effects on borrowing rates as a result of the Federal Reserve increasing short-term interest rates by one-quarter of one percentage point at its June 29, 1999 meeting are expected to be substantially offset by the benefits of lower prepayments. However, if short-term borrowing rates were to continue to rise, improving mortgage asset yields over the next 12 months would not fully keep pace and net interest margins would decline. Although Agency Securities have no foreclosure risk, the Company is subject to reduced interest margins during periods of rising short-term interest rates or increasing prepayment rates. As a result, there can be no assurance of increasing or even stable earnings and common dividends (see "Effects of Interest Rate Changes").

Agency and U.S. Treasury Securities contributed more to operating results during the quarter and six months ended June 30, 1999 than during the same periods in 1998 despite a lower average outstanding portfolio due primarily to lower borrowings secured by this portfolio and, to a lesser extent, due to a significant improvement in financing spreads. On average, the Company employed $437 million and $446 million of its capital to the Agency Securities portfolio during the quarter and six months ended June 30, 1999, respectively, compared to only $135 million and $127 million during the same periods in 1998. The average outstanding portfolio of $5.3 billion during the current quarter was 16 percent lower than during the same period in 1998. Yields for this portfolio were 5.65 percent and 5.67 percent during the quarter and six months ended June 30, 1999, respectively, compared to 5.88 percent and 5.97 percent during the same periods in 1998, while average borrowing rates were 4.87 percent and 4.90 percent, respectively, compared to 5.51 percent and 5.56 percent during the same periods in 1998. Lower yields reflect (i) changes in portfolio mix (ii) lower 6-month London Interbank Offered Rate ("LIBOR") and 1-year U.S. Treasury rates experienced during much of 1998 which contributed to declining yields on ARM securities because ARM loans underlying most of the Company's ARM Securities reset periodically based on those indices and (iii) relatively high lifetime prepayment assumptions currently being used to amortize purchase premiums. For further discussion on investment yields, see "Financial Condition - Mortgage Securities and Other Investments" and "Effects of Interest Rate Changes".

Non-agency Securities contributed more to operating results during the quarter and six months ended June 30, 1999 despite a lower average outstanding portfolio primarily because the Company funded this portfolio entirely with its equity. The average outstanding portfolio was $131 million and $107 million during the quarter and six months ended June 30, 1999, respectively, compared to $643 million and $662 million for the same periods in 1998 during which time only limited capital was employed supporting this portfolio. Average yields for this portfolio (calculated including mortgage insurance costs) were 7.95 percent and
7.99 percent during the quarter and six months ended June 30, 1999, respectively, compared to 6.74 percent and 6.78 percent during the same periods in 1998.

CMO collateral and investments contributed substantially less to operating results during the quarter and six months ended June 30, 1999 than during the same periods in 1998 primarily because of the disposition of a $1.0 billion interest-only mortgage securities portfolio in June 1998, subsequent sales of remaining purchased interest-only mortgage securities and redemptions of CMOs, which together have significantly diminished the earning capacity of this portfolio. Without growth of this portfolio either through the issuance of CMOs in which the Company retains residual interests, or the acquisition of other CMO investments, it is likely this portfolio will not provide a positive return on capital employed in future periods.

The mortgage banking operations were sold in December 1998. At December 31, 1998 the Company had established an accrual of over $23 million for contract settlement provisions and anticipated costs associated with exiting the mortgage banking operations. During the six months ended June 30, 1999, the Company settled approximately $19 million of this liability including a $16 million prepayment protection settlement payment and over $2 million in pricing adjustments on mortgage servicing rights acquisition agreements assumed by the buyer.

Operating expenses during the quarter and six months ended June 30, 1999 were higher than in the same periods in 1998 primarily because of restructuring-related adjustments recorded in 1998 lowering compensation-related accruals. Ongoing operating expenses are expected to be at a similar level as incurred in the first half of 1999.

The Company did not incur any gains or losses on sales of mortgage assets during the second quarter of 1999. Gains recorded in the first quarter of 1999 relate primarily to the sale of remaining purchased interest-only mortgage securities held as CMO investments. Losses recorded in 1998 reflect sales of interest-only mortgage securities and other mortgage assets as part of the restructuring of the Company's mortgage asset portfolios begun in June 1998 in response to deteriorating conditions in the mortgage finance industry experienced at that time.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include short-term borrowings, monthly principal and interest payments on mortgage securities and other investments, excess cash flows on CMO investments and proceeds from sales of mortgage assets. The Company has substantial liquidity with the 1998 restructuring of its mortgage asset portfolios and the sale of its mortgage banking operations, which has been deployed to reduce short-term borrowings (see above "Financial Condition"). The Company currently believes that these funds are sufficient for the acquisition of mortgage assets, repayments on short-term borrowings, the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT") and common and preferred stock repurchases as described below. In addition, the liquidity provided by the sale of the mortgage banking operations affords the Company the opportunity to make strategic investments in a variety of real estate-related investments and entities. There can be no assurances, however, that the Company will make any such investments. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

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

In February 1999 the Company's Board of Directors authorized the repurchase of up to 6 million shares of common stock and up to 2 million shares of the Series B Preferred Stock. As of June 30, 1999, 3.9 million and 1.6 million shares of common and Series B Preferred Stock, respectively, remained available for repurchase under this program. The Company may continue to repurchase shares in open market transactions from time to time subject to the price of its securities and alternative investment opportunities.

EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

The Company performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes will have on future earnings. All mortgage assets and derivative financial instruments ("Derivatives") held, if any, are included in this analysis. In addition, the sensitivity of CMO administration fee income to market interest rate levels is included as well. The model incorporates management assumptions regarding the level of prepayments on mortgage assets for a given level of market rate changes using industry estimates of prepayment speeds for various coupon segments. These assumptions are developed through a combination of historical analysis and future expected pricing behavior. As of June 30, 1999, the Company had the following estimated earnings sensitivity profile:

                                                                         Immediate Change In:
                                                            (rates in basis points, dollars in thousands)
                                                         -----------------------------------------------------

    30-day LIBOR rate                                    Down 100       Down 100         Flat          Up 100
    10-year U.S. Treasury rate                           Down 100         Flat          Up 100         Up 100

    Projected 12-month earnings change*                   $22,431        $31,146        $8,354       $(31,080)

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

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may impact the Company's earnings in various ways. The Company's earnings depend, in part, on the difference between the interest received on mortgage securities and other investments, and the interest paid on related short-term borrowings. The resulting spread may be reduced or even eliminated in a rising short-term interest rate environment. Because a substantial portion of the Company's mortgage investments are ARM mortgage securities, the risk of rising short-term interest rates is generally offset to some extent by increases in the rates of interest earned on the underlying ARM loans, which reset periodically based on underlying indices (generally 6-month LIBOR and 1-year U.S. Treasury rates). Since ARM loans generally limit the amount of such increases during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans contributing to lower or even negative financing spreads. At other times, as seen in 1998, declines in these indices may be greater than declines in the Company's borrowing rates which are based on 30-day LIBOR, contributing to lower or even negative financing spreads. The Company may invest in Derivatives from time to time, specifically interest rate caps, as a hedge against rising interest rates on a portion of its short-term borrowings. Interest rate caps generally increase in value as related interest rates rise and decline in value when such rates fall.

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

Changes in interest rates also impact earnings recognized from CMO investments, which have consisted primarily of interest-only mortgage securities and fixed-rate CMO residuals (see above "Financial Condition"). The amount of income that may be generated from interest-only mortgage securities is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below interest rates on the collateral, principal prepayments may increase, reducing or eliminating the overall return on these investments. As seen in 1998 sustained periods of high prepayments can result in losses. Conversely, if mortgage interest rates rise, interest-only mortgage securities tend to perform favorably because underlying mortgage loans will generally prepay at slower rates, thereby increasing overall returns. The Company sold its investments interest-only mortgage securities in connection with the 1998 restructuring of its mortgage asset portfolios.

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

With the sale of the interest-only mortgage securities and the mortgage banking operations, the Company has significantly reduced its exposure to declining mortgage interest rates and therefore the use of Derivatives to manage this exposure has been curtailed. As a result, the Company currently does not hold Derivatives, such as interest rate floors, to help offset the effects of falling interest rates on the Company's mortgage asset portfolios.

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

State of Readiness. The Company has made and will continue to make investments in its software systems and applications to ensure the Company is Year 2000 compliant. The Company is also taking steps to ensure that the vendors it utilizes and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant. This process is expected to be completed in the third quarter of 1999. In addition, with the sale of the mortgage banking operations in December 1998, the Company has built a new computer network that is considered to be Year 2000 compliant.

Costs. The financial costs of becoming Year 2000 compliant for the ongoing operations of the Company, including the construction of the Company's new computer network, have not and are not expected to exceed $400,000.

Risks and Contingency Planning. Although the Company expects that all its systems and applications will be Year 2000 compliant well prior to December 31, 1999, there can be no assurance that all of the vendors it utilizes and institutions that it interfaces with will complete their compliance efforts. The Company will continue to monitor their efforts in this regard and is currently drafting contingency plans for all critical processes to help ensure the impact on the Company's operations, or that of customers or vendors will be minimized if an event of non-compliance occurs. These plans include arranging for the use of other vendors or other methodologies and processes to transact the Company's business. The effect of any such disruption to the Company's operations is not presently determinable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Stockholders was held on May 27, 1999.

(b) The following Directors were elected to Board of Directors (constituting the entire Board of Directors):

                Bevis Longstreth                     Harriet E. Miers
                Paul M. Low                          William R. Smith
                Ronn K. Lytle                        John C. Tolleson

(c)      The following items were voted on at the Annual Meeting:

                                                                            VOTES
                                                ------------------------------------------------------------
                                                                                  Withheld/          Broker
                                                   For           Against         Abstentions       Non-votes
                                                ----------       -------         -----------       ---------
 Election of Board Members:


   Bevis Longstreth......................       54,169,058          -             1,922,334             -
   Paul M. Low...........................       54,265,251          -             1,826,141             -
   Ronn K. Lytle.........................       54,199,290          -             1,892,102             -
   Harriet E. Miers......................       54,271,881          -             1,819,511             -
   William R. Smith......................       54,278,897          -             1,812,495             -
   John C. Tolleson......................       54,287,520          -             1,803,872             -

 Other matters (no other matters).

                          PART II. -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

STOCKHOLDER PROPOSALS FOR 2000 ANNUAL MEETING OF STOCKHOLDERS

Any proposal of stockholders to be included in the Company's proxy statement relating to the Company's 2000 Annual Meeting of Stockholders pursuant to Rule 14a-8 under the Exchange Act must be received by the Company at its principal executive offices no later than December 8, 1999; such proposal must also comply with Rule 14a-8 if the proposal is to be considered for inclusion in the Company's proxy statement for such meeting. The Company must receive notice of any stockholder proposal to be brought before the meeting outside the process of Rule 14a-8 at the Company's principal executive offices not later than January 20, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits: The following Exhibits are presented herewith:

         Exhibit 11 - Computation of Earnings Per Share for the Quarter and Six Months Ended June 30, 1999 and 1998.

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


                                         CAPSTEAD MORTGAGE CORPORATION





Date:  August 11, 1999                   By: /s/ RONN K. LYTLE
                                            ------------------------------------
                                            Ronn K. Lytle
                                            Chairman and Chief Executive Officer



Date:  August 11, 1999                   By: /s/ ANDREW F. JACOBS
                                            ------------------------------------
                                            Andrew F. Jacobs
                                            Executive Vice President - Finance

                               INDEX TO EXHIBITS


EXHIBIT
NUMBERS                          DESCRIPTION
-------                          -----------

Exhibit 11 Computation of Earnings Per Share for the Quarter and Six Months Ended June 30, 1999 and 1998.

Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 27        Financial Data Schedule (electronic filing only).