Form 10-Q
period 1999-09-30
CAPSTEAD MORTGAGE CORP
filed 1999-11-10
CIK 766701

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

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

Common Stock ($0.01 par value)                56,901,405 as of November 10, 1999

================================================================================

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX




                                        PART I. -- FINANCIAL INFORMATION

                                                                                                            PAGE
                                                                                                            ----
ITEM 1.         Financial Statements

   Consolidated Balance Sheet -- September 30, 1999 and December 31, 1998.................................    3

   Consolidated Statement of Operations -- Quarter and Nine Months Ended
     September 30, 1999 and 1998..........................................................................    4

   Consolidated Statement of Cash Flows -- Nine Months Ended
     September 30, 1999 and 1998..........................................................................    5

   Notes to Consolidated Financial Statements.............................................................    6

ITEM 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................................   14

ITEM 3.         Qualitative and Quantitative Disclosure of Market Risk....................................   24


                                          PART II. -- OTHER INFORMATION


ITEM 6.         Exhibits and Reports on Form 8-K..........................................................   24

SIGNATURES................................................................................................   25

                        PART I. -- FINANCIAL INFORMATION
                          CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 1.  FINANCIAL STATEMENTS


                                                                 SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                                                 ------------------  -----------------
                                                                     (UNAUDITED)
ASSETS
   Mortgage securities and other investments                         $  5,620,513      $  2,369,602
   CMO collateral and investments                                       3,443,774         4,571,274
                                                                     ------------      ------------
                                                                        9,064,287         6,940,876

   Prepaids, receivables and other                                         52,930            59,526
   Restricted cash                                                          7,686            26,500
   Cash and cash equivalents                                               12,718            73,385
                                                                     ------------      ------------

                                                                     $  9,137,621      $  7,100,287
                                                                     ============      ============

LIABILITIES
   Short-term borrowings                                             $  5,097,265      $  1,839,868
   Collateralized mortgage obligations                                  3,412,512         4,521,324
   Accounts payable and accrued expenses                                   19,867            58,894
                                                                     ------------      ------------
                                                                        8,529,644         6,420,086
                                                                     ------------      ------------

STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value; 100,000 shares authorized:
     $1.60 Cumulative Preferred Stock, Series A,
       374 and 374 shares issued and outstanding
       ($6,134 aggregate liquidation preference)                            5,228             5,228
     $1.26 Cumulative Convertible Preferred Stock, Series B,
       16,759 and 17,298 shares issued and outstanding
       ($190,717 aggregate liquidation preference)                        187,181           193,196
   Common stock - $0.01 par value; 100,000 shares authorized;
     57,562 and 60,546 shares issued and outstanding                          576               605
   Paid-in capital                                                        772,426           787,677
   Undistributed loss                                                    (295,764)         (305,287)
   Accumulated other comprehensive loss                                   (61,670)           (1,218)
                                                                     ------------      ------------
                                                                          607,977           680,201
                                                                     ------------      ------------

                                                                     $  9,137,621      $  7,100,287
                                                                     ============      ============


See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                 QUARTER ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30                    SEPTEMBER 30
                                                          --------------------------      --------------------------
                                                             1999            1998            1999            1998
                                                          ----------      ----------      ----------      ----------
INTEREST INCOME:
   Mortgage securities and other investments              $   84,092      $   67,625      $  209,554      $  270,622
   CMO collateral and investments                             63,725          77,058         208,796         268,951
                                                          ----------      ----------      ----------      ----------
       Total interest income                                 147,817         144,683         418,350         539,573
                                                          ----------      ----------      ----------      ----------

INTEREST AND RELATED EXPENSE:
   Short-term borrowings:
     Mortgage securities and other investments                67,746          68,834         161,987         252,673
     CMO investments                                              --             325              --          22,648
   Collateralized mortgage obligations                        64,309          92,914         209,741         254,667
   Mortgage insurance and other                                  456             818           1,605           2,912
                                                          ----------      ----------      ----------      ----------
       Total interest and related expense                    132,511         162,891         373,333         532,900
                                                          ----------      ----------      ----------      ----------
         Net margin on mortgage assets and
            other investments                                 15,306         (18,208)         45,017           6,673
                                                          ----------      ----------      ----------      ----------

NET MARGIN ON MORTGAGE BANKING OPERATIONS                         --          13,215              --             907

OTHER OPERATING REVENUE (EXPENSE):
   Gain (loss) on sale of mortgage assets and related
     derivative financial instruments                             --            (991)          1,738        (245,435)
   Impairment on CMO investments                                  --          (4,051)             --          (4,051)
   CMO administration and other                                  804           1,062           3,177           3,063
   Other operating expense                                    (1,588)         (2,852)         (4,820)         (6,044)
                                                          ----------      ----------      ----------      ----------
       Total other operating revenue (expense)                  (784)         (6,832)             95        (252,467)
                                                          ----------      ----------      ----------      ----------

NET INCOME (LOSS)                                         $   14,522      $  (11,825)     $   45,112      $ (244,887)
                                                          ==========      ==========      ==========      ==========

Net income (loss)                                         $   14,522      $  (11,825)     $   45,112      $ (244,887)
Less cash dividends on preferred stock                        (5,543)         (5,600)        (16,952)        (16,744)
                                                          ----------      ----------      ----------      ----------

Net income (loss) available to common stockholders        $    8,979      $  (17,425)     $   28,160      $ (261,631)
                                                          ==========      ==========      ==========      ==========

NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                                  $     0.16      $    (0.28)     $     0.48      $    (4.30)
   Diluted                                                      0.16           (0.28)           0.48           (4.30)

CASH DIVIDENDS PAID PER SHARE:
   Common                                                 $    0.180      $       --      $    0.320      $    1.000
   Series A Preferred                                          0.400           0.400           1.200           1.200
   Series B Preferred                                          0.315           0.315           0.945           0.945




See accompanying notes to consolidated financial statements.

                         CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                      ------------------------------
                                                                                          1999              1998
                                                                                      ------------      ------------
OPERATING ACTIVITIES:
   Net income (loss)                                                                  $     45,112      $   (244,887)
   Noncash items:
     Impairment on mortgage servicing rights and
       CMO investments                                                                          --           199,615
     Amortization of mortgage servicing rights and related costs                                --            74,737
     Amortization of discount and premium                                                   34,397           121,023
     Depreciation and other amortization                                                       797             3,885
   Gain on sale of financial instruments held to offset the effects of impairment               --          (180,846)
   Loss (gain) on sale of mortgage assets and derivative financial instruments              (1,738)          271,552
   Net change in prepaids, receivables, other assets, accounts payable
     and accrued expenses                                                                  (13,181)           (8,133)
                                                                                      ------------      ------------
         Net cash provided by operating activities                                          65,387           236,946
                                                                                      ------------      ------------

INVESTING ACTIVITIES:
   Purchases of mortgage securities and other investments                               (4,317,389)       (4,022,469)
   Purchases of CMO collateral and investments                                                  --        (1,305,865)
   Purchases of mortgage servicing rights                                                       --           (90,584)
   Purchases of derivative financial instruments                                                --           (76,243)
   Principal collections on mortgage investments                                         1,010,216         1,778,149
   Proceeds from sales of mortgage assets                                                  114,763         5,032,829
   Proceeds from sales and settlements of derivative financial instruments                  12,595           299,547
   CMO collateral:
     Principal collections                                                                 955,346           771,098
     Decrease in accrued interest receivable                                                 7,151             6,015
     Decrease in short-term investments                                                     13,664             5,710
                                                                                      ------------      ------------
         Net cash provided (used) by investing activities                               (2,203,654)        2,398,187
                                                                                      ------------      ------------

FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings                                          3,257,397        (3,192,851)
   Increase in mortgage servicing acquisitions payable                                          --            27,569
   Collateralized mortgage obligations:
     Issuance of securities                                                                     --         1,494,853
     Principal payments on securities                                                   (1,115,998)         (886,019)
     Decrease in accrued interest payable                                                   (6,915)           (9,642)
   Capital stock transactions                                                              (21,295)           50,042
   Dividends paid                                                                          (35,589)          (77,602)
                                                                                      ------------      ------------
         Net cash provided (used) by financing activities                                2,077,600        (2,593,650)
                                                                                      ------------      ------------

Net change in cash and cash equivalents                                                    (60,667)           41,483
Cash and cash equivalents at beginning of period                                            73,385            17,377
                                                                                      ------------      ------------

Cash and cash equivalents at end of period                                            $     12,718      $     58,860
                                                                                      ============      ============


See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


NOTE 1 -- BUSINESS
Capstead Mortgage Corporation, a mortgage investment firm, earns income from investing in mortgage assets on a leveraged basis and from other investment strategies. In response to the lower long-term interest rate environment experienced in 1998, the Company restructured its mortgage asset portfolios and sold its mortgage banking operations, which created substantial liquidity. Currently, the Company's primary focus is managing a portfolio of single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). Short-term borrowings and equity finance this portfolio. The Company presently intends to continue to evaluate a number of possibilities to acquire or make strategic investments in a variety of real estate-related investments and entities. However, the Company may conclude to continue to substantially limit its activities to investing in Agency Securities.

NOTE 2 -- BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain amounts for prior periods have been reclassified to conform to the current year presentation.

NOTE 3 -- SHARE REPURCHASES AND DECLARATION OF COMMON STOCK DIVIDEND
On February 4, 1999 the Company's Board of Directors authorized the repurchase of up to 6,000,000 shares of its common stock and up to 2,000,000 shares of its $1.26 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"). As of September 30, 1999, the Company had repurchased 2,900,000 shares of common stock at an average price of $5.15 (including transaction costs) and 538,500 shares of the Series B Preferred Stock at an average price of $11.89 (including transaction costs) pursuant to this repurchase program. In December 1998 the Company completed a previously authorized repurchase of 1 million shares of common stock at an average price of $4.10 per share (including transaction costs). In early January 85,583 formerly restricted shares of common stock were repurchased at $4.12 per share from employees in order to assist them with meeting their federal income tax obligations resulting from the lapsing of restrictions on stock awards with the December 1998 sale of the mortgage banking operations. Altogether the Company has repurchased 6.5 percent of its outstanding shares of common stock and 3.1 percent of the Series B Preferred Stock since the first share repurchases in December 1998. All such repurchased shares have been canceled and returned to authorized but unissued shares.

On October 20, 1999 the Board of Directors declared a second quarter dividend of 16 cents per common share, payable November 19 to stockholders of record as of November 1, 1999.

NOTE 4 -- MORTGAGE SECURITIES AND OTHER INVESTMENTS

Mortgage securities investments and the related average effective interest rates (calculated for the quarter then ended including mortgage insurance costs on non-agency securities and excluding unrealized gains and losses) were as follows (dollars in thousands):

                                                   PURCHASE                                                       AVERAGE
                                  PRINCIPAL        PREMIUMS                           CARRYING        AVERAGE    EFFECTIVE
                                   BALANCE        (DISCOUNTS)          BASIS           AMOUNT         COUPON       RATE
                                ------------     ------------      ------------     ------------      -------    ---------
                                                                                          *             **          **
SEPTEMBER 30, 1999
   Agency Securities:
     FNMA/FHLMC:
       Fixed-rate               $  1,082,366     $     (3,061)     $  1,079,305     $  1,043,048        6.18%       6.23%
       Medium-term                 1,162,570            4,853         1,167,423        1,151,802        6.16        5.91
       ARMs:
         LIBOR/CMT                   974,224           22,193           996,417        1,000,395        6.93        5.84
         COFI                        252,733            1,646           254,379          247,520        5.75        5.52
     GNMA ARMs                     2,022,276           27,606         2,049,882        2,041,562        6.25        5.66
                                ------------     ------------      ------------     ------------      ------      ------
                                   5,494,169           53,237         5,547,406        5,484,327        6.31        5.85
   Non-agency securities             135,373              373           135,746          136,186        8.30        8.07
                                ------------     ------------      ------------     ------------      ------      ------
                                $  5,629,542     $     53,610      $  5,683,152     $  5,620,513        6.36%       5.90%
                                ============     ============      ============     ============      ======      ======
DECEMBER 31, 1998
   Agency and U.S. Treasury
     Securities:
     U.S. Treasury notes        $         --     $         --      $         --     $         --          --%       4.68%
     FNMA/FHLMC:
       Fixed-rate                    397,648             (731)          396,917          400,345        6.50        6.42
       Medium-term                   313,947            3,597           317,544          318,033        6.60        5.67
       LIBOR/CMT ARMs                616,274           16,350           632,624          626,356        7.49        5.24
     GNMA ARMs                       871,308           14,635           885,943          883,451        6.75        5.76
                                ------------     ------------      ------------     ------------      ------      ------
                                   2,199,177           33,851         2,233,028        2,228,185        6.89        5.72
   Non-agency securities             140,718             (157)          140,561          141,417        7.22        7.23
                                ------------     ------------      ------------     ------------      ------      ------
                                $  2,339,895     $     33,694      $  2,373,589     $  2,369,602        6.91%       5.81%
                                ============     ============      ============     ============      ======      ======

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

                                   SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                   ------------------     ------------------
Pledged CMO Collateral:
   Pledged mortgage securities     $        3,408,505     $        4,507,337
   Short-term investments                       1,215                 14,879
   Accrued interest receivable                 20,210                 27,361
                                   ------------------     ------------------
                                            3,429,930              4,549,577
   Unamortized premium                         10,614                 11,830
                                   ------------------     ------------------
                                            3,440,544              4,561,407
CMO investments                                 3,230                  9,867
                                   ------------------     ------------------
                                   $        3,443,774     $        4,571,274
                                   ==================     ==================

All principal and interest on pledged mortgage securities is remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the pledged mortgage securities and the reinvestment income earned thereon are available for the payment of principal and interest on CMO borrowings. Pledged mortgage securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. The Company has retained only $1.1 million of credit risk in the form of subordinated bonds associated with these securities. The weighted average effective interest rate for total Pledged CMO Collateral was
7.22 percent during the quarter ended September 30, 1999.

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

                                                         SEPTEMBER 30, 1999            DECEMBER 31, 1998
                                                         ------------------            -----------------
          CMOs                                              $   3,406,115                $   4,513,522
          Accrued interest payable                                 18,694                       25,609
                                                            -------------                -------------
             Total obligation                                   3,424,809                    4,539,131
          Unamortized discount                                    (12,297)                     (17,807)
                                                            -------------                -------------
                                                            $   3,412,512                $   4,521,324
                                                            =============                =============

          Range of average interest rates                   5.16% to 9.45%               5.22% to 9.45%
          Range of stated maturities                         2008 to 2028                2007 to 2028
          Number of series                                         24                         31

The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption, generally at the Company's option, provided that certain requirements specified in the related indenture have been met (referred to as "Clean-up Calls"); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The average effective interest rate for all CMOs was 7.34 percent during the quarter ended September 30, 1999.

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

The following tables summarize fair value disclosures for available-for-sale debt securities (in thousands):

                                                                          GROSS             GROSS
                                                                        UNREALIZED       UNREALIZED          FAIR
                                                          BASIS            GAIN             LOSS            VALUE
                                                      ------------     ------------     ------------     ------------
AS OF SEPTEMBER 30, 1999
  Agency Securities:
    FNMA/FHLMC:
      Fixed-rate                                      $  1,079,305     $        299     $     36,556     $  1,043,048
      Medium-term                                        1,167,423               27           15,648        1,151,802
      ARMs:
        LIBOR/CMT                                          996,417            5,877            1,899        1,000,395
        COFI                                               254,379               --            6,859          247,520
    GNMA ARMs                                            2,049,882              689            9,009        2,041,562
                                                      ------------     ------------     ------------     ------------
                                                         5,547,406            6,892           69,971        5,484,327
  Non-agency Securities                                     31,812              440               --           32,252
  CMO collateral and investments                           114,191            1,095              126          115,160
                                                      ------------     ------------     ------------     ------------
                                                      $  5,693,409     $      8,427     $     70,097     $  5,631,739
                                                      ============     ============     ============     ============

AS OF DECEMBER 31, 1998
  Agency Securities:
    FNMA/FHLMC:
      Fixed-rate                                      $    396,917     $      3,466     $         38     $    400,345
      Medium-term                                          317,544              862              373          318,033
      LIBOR/CMT ARMs                                       632,624              667            6,935          626,356
    GNMA ARMs                                              885,943              819            3,311          883,451
                                                      ------------     ------------     ------------     ------------
                                                         2,233,028            5,814           10,657        2,228,185
  Non-agency Securities                                     34,815              856               --           35,671
  CMO collateral and investments                           190,916            2,927              158          193,685
                                                      ------------     ------------     ------------     ------------
                                                      $  2,458,759     $      9,597     $     10,815     $  2,457,541
                                                      ============     ============     ============     ============

With substantial liquidity as of September 30, 1999, the Company currently has the ability to hold mortgage assets for the foreseeable future and, therefore, does not currently expect to realize losses on security sales. Liquidity is defined as surplus capital available for the support and acquisition of mortgage assets and other investments or activities.

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Non-agency Securities. The following table summarizes fair value disclosures for debt securities held-to-maturity (in thousands):

                                                  GROSS            GROSS
                                                UNREALIZED       UNREALIZED          FAIR
                                  BASIS            GAIN            LOSS             VALUE
                              ------------     ------------     ------------     ------------
AS OF SEPTEMBER 30, 1999
   Non-agency Securities      $    103,934     $      2,212     $         --     $    106,146
   Pledged CMO Collateral        3,328,614            1,904           19,259        3,311,259
                              ------------     ------------     ------------     ------------
                              $  3,432,548     $      4,116     $     19,259     $  3,417,405
                              ============     ============     ============     ============
AS OF DECEMBER 31, 1998
   Pledged CMO Collateral     $  4,377,589     $      3,286     $     26,359     $  4,354,516
                              ============     ============     ============     ============

Sales of released CMO collateral occasionally occur provided the collateral has paid down to within 15 percent of its original issuance amounts. The following table summarizes disclosures related to dispositions of debt securities (in thousands):

                                                              QUARTER ENDED                    NINE MONTHS ENDED
                                                              SEPTEMBER 30                       SEPTEMBER 30
                                                      -----------------------------     -----------------------------
                                                          1999             1998             1999             1998
                                                      ------------     ------------     ------------     ------------
Sale of securities held available-for-sale:
   Amortized cost                                     $         --     $  1,523,853     $      7,753     $  4,790,144
   Gains (losses)*                                              --           22,286            1,761         (254,646)
Sale of released CMO collateral held-to-maturity:
   Amortized cost                                               --               --               --            5,022
   Gains                                                        --               --               --              471

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

NOTE 8 -- COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is net income (loss) plus other comprehensive income
(loss), which, for the periods presented, consists of the change in unrealized gain (loss) on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (loss) for the periods indicated (in thousands):

                                                               QUARTER ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30                    SEPTEMBER 30
                                                        --------------------------      --------------------------
                                                           1999            1998            1999            1998
                                                        ----------      ----------      ----------      ----------
Net income (loss)                                       $   14,522      $  (11,825)     $   45,112      $ (244,887)
                                                        ----------      ----------      ----------      ----------
Other comprehensive income (loss):
   Unrealized gain (loss) on debt securities:
     Change in unrealized gain (loss) during period        (23,141)         41,445         (58,691)       (167,103)
     Reclassification adjustment for (gain)
       loss included in net income (loss)                       --         (22,286)         (1,761)        254,646
                                                        ----------      ----------      ----------      ----------
         Other comprehensive income (loss)                 (23,141)         19,159         (60,452)         87,543
                                                        ----------      ----------      ----------      ----------
Comprehensive income (loss)                             $   (8,619)     $    7,334      $  (15,340)     $ (157,344)
                                                        ==========      ==========      ==========      ==========

NOTE 9 -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income, interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                                  QUARTER ENDED SEPTEMBER 30
                                                 ---------------------------------------------------------
                                                            1999                          1998
                                                 --------------------------     --------------------------
                                                   AMOUNT         AVERAGE         AMOUNT         AVERAGE
                                                 ----------     -----------     ----------     -----------
Interest income:
   Mortgage securities and other investments     $   84,092            5.90%    $   67,625            5.53%
   CMO collateral and investments                    63,725            7.22         77,058            7.10
                                                 ----------                     ----------
     Total interest income                          147,817                        144,683
                                                 ----------                     ----------
 Interest expense:
   Short-term borrowings                             67,746            5.19         69,159            5.58
   CMOs                                              64,309            7.34         92,914            8.54
                                                 ----------                     ----------
     Total interest expense                         132,055                        162,073
                                                 ----------                     ----------
Net interest                                     $   15,762                     $  (17,390)
                                                 ==========                     ==========

                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                 --------------------------------------------------------
                                                           1999                           1998
                                                 -------------------------      -------------------------
                                                   AMOUNT         AVERAGE         AMOUNT         AVERAGE
                                                 ----------     ----------      ----------     ----------
Interest income:
   Mortgage securities and other investments     $  209,554           5.80%     $  270,622           5.92%
   CMO collateral and investments                   208,796           7.16         268,951           7.26
                                                 ----------                     ----------
     Total interest income                          418,350                        539,573
                                                 ----------                     ----------
Interest expense:
   Short-term borrowings                            161,987           5.01         275,321           5.57
   CMOs                                             209,741           7.25         254,667           7.78
                                                 ----------                     ----------
     Total interest expense                         371,728                        529,988
                                                 ----------                     ----------
Net interest                                     $   46,622                     $    9,585
                                                 ==========                     ==========

The following tables summarize changes in interest income and interest expense due to changes in interest rates versus changes in volume for the periods indicated (in thousands):

                                                   QUARTER ENDED SEPTEMBER 30, 1999
                                                 ------------------------------------
                                                   RATE*        VOLUME*       TOTAL
                                                 --------      --------      --------
Interest income:
   Mortgage securities and other investments     $  4,941      $ 11,526      $ 16,467
   CMO collateral and investments                   1,315       (14,648)      (13,333)
                                                 --------      --------      --------
     Total interest income                          6,256        (3,122)        3,134
                                                 --------      --------      --------

Interest expense:
   Short-term borrowings                           (5,076)        3,663        (1,413)
   CMOs                                           (11,972)      (16,633)      (28,605)
                                                 --------      --------      --------
     Total interest expense                       (17,048)      (12,970)      (30,018)
                                                 --------      --------      --------
Net interest                                     $ 23,304      $  9,848      $ 33,152
                                                 ========      ========      ========


                                                   NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                ------------------------------------------
                                                   RATE*          VOLUME*         TOTAL
                                                ----------      ----------      ----------
Interest income:
   Mortgage securities and other investments    $   (5,380)     $  (55,688)     $  (61,068)
   CMO collateral and investments                   (3,727)        (56,428)        (60,155)
                                                ----------      ----------      ----------
     Total interest income                          (9,107)       (112,116)       (121,223)
                                                ----------      ----------      ----------

Interest expense:
   Short-term borrowings                           (25,678)        (87,656)       (113,334)
   CMOs                                            (16,369)        (28,557)        (44,926)
                                                ----------      ----------      ----------
     Total interest expense                        (42,047)       (116,213)       (158,260)
                                                ----------      ----------      ----------
Net interest                                    $   32,940      $    4,097      $   37,037
                                                ==========      ==========      ==========

     * The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE 11 -- STOCKHOLDER LITIGATION
During 1998, twenty-four purported class action lawsuits were filed against the Company and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business during various periods between January 28, 1997 and July 24, 1998. The complaints claim that as a result of such alleged improper actions, the market prices of the Company's equity securities were artificially inflated during that time period. The complaints seek monetary damages in an undetermined amount. In March 1999 these actions were consolidated. The date by which the Company is to respond has not yet run. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the actions. Based on available information, management believes the resolution of these suits will not have a material adverse effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

OVERVIEW

Capstead Mortgage Corporation, a mortgage investment firm, earns income from investing in mortgage assets on a leveraged basis and from other investment strategies. In response to the lower long-term interest rate environment experienced in 1998, the Company restructured its mortgage asset portfolios and sold its mortgage banking operations, which substantially increased the Company's liquidity. Currently, the Company's primary focus is managing a portfolio of single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). This portfolio is financed by short-term borrowings and equity. After acquiring $3.3 billion of Agency Securities during the first quarter of 1999, the Company increased its portfolio of Agency Securities only modestly during the second and third quarters to $5.5 billion as of September 30, 1999. In the fourth quarter, the Company currently expects to maintain its Agency Securities portfolio at approximately the same level. The Company's leverage ratio (short-term borrowings to stockholders' equity, before other comprehensive income adjustments) increased from 2.7:1 at year-end to 7.6:1 at September 30, 1999.

Prepayments of mortgage loans underlying the Company's mortgage assets have declined considerably during 1999 because of higher mortgage interest rates. Lower prepayment levels improve yields on the Company's mortgage assets by allowing related purchase premiums to be expensed to earnings over a longer period of time. The Company currently expects prepayments to decline further in the fourth quarter because of higher prevailing mortgage rates and seasonal factors. In addition to benefiting from lower prepayments, yields are currently expected to improve in future quarters as interest rates on mortgage loans underlying the Company's adjustable-rate mortgage ("ARM") securities reset to levels more reflective of the current interest rate environment. For example, if interest rates stabilize at current levels, yields on the Company's ARM securities could improve as much as 40 basis points over the next 12 months. Conversely, if interest rates decline from current levels, such yield improvement will likely not be achieved (see "Effects of Interest Rate Changes"). ARM securities represent approximately 59 percent of the Company's mortgage investment portfolios as of September 30, 1999.

The Company's borrowing rates have been over one-half of one percentage point lower during 1999 than in the comparable period of 1998. However, the Federal Reserve increased short-term interest rates by one-quarter of one percent at both its June 29 and August 24, 1999 meetings and may increase rates further, perhaps in the fourth quarter. If short-term borrowing rates continue to rise, improving mortgage asset yields over the next 12 months would not fully keep pace and net interest margins would decline (see "Effects of Interest Rate Changes").

As of September 30, 1999, the Company had repurchased 6.5 percent of its outstanding shares of common stock and 3.1 percent of its $1.26 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock") since share repurchases began in December 1998. As the common stock continues to sell below its book value, such repurchases may continue. Acquiring common stock at prices below book value per share results in modest increases in book value per share and net income per share.

Liquidity, which is defined as surplus capital available for the support and acquisition of mortgage assets and other investments or activities, fluctuates with, among other things, the size and fair value of the Company's mortgage asset portfolios. Since year-end, stock repurchases, acquisitions of mortgage assets and a decline in fair value of the Company's portfolios as a result of higher interest rates have led to a decline in the Company's liquidity. However, liquidity at quarter-end remains substantial affording the Company the ability to maintain its mortgage asset portfolios at current levels for the foreseeable future and to make additional investments. The Company presently intends to continue to evaluate a number of possibilities to acquire or make strategic investments in a variety of real estate-related investments and entities. However, the Company may conclude to substantially limit its activities to investing in Agency Securities.

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

The following yield and cost analysis illustrates results achieved during the most recent quarter for each component of the Company's mortgage investment portfolio and its currently projected fourth quarter earnings capacity (see footnotes below regarding assumptions used to develop projected asset yield and borrowing rate information):



                                AVERAGE FOR THE QUARTER ENDED               AS OF SEPTEMBER 30, 1999
                                      SEPTEMBER 30, 1999                 ------------------------------   PROJECTED
                          -----------------------------------------        PURCHASE                         FOURTH       LIFETIME
                                           ACTUAL         ACTUAL           PREMIUMS                        QUARTER      PREPAYMENT
                              BASIS      YIELD/COST       RUNOFF          (DISCOUNTS)          BASIS      YIELD/COST    ASSUMPTIONS
                          ------------   ----------    ------------      ------------      ------------   ----------    -----------
                               *                                                                 *            **
Agency Securities:
   FNMA/FHLMC:
     Fixed-rate           $  1,087,491       6.23%                8%     $     (3,061)     $  1,079,305       6.26%               8%
     Medium-term             1,212,721       5.91                16             4,853         1,167,423       5.95               20
     ARMs:
       LIBOR/CMT               972,355       5.84                32            22,193           996,417       6.04               40
       COFI                    262,185       5.52                19             1,646           254,379       5.54               18
   GNMA ARMs                 2,021,036       5.66                24            27,606         2,049,882       5.83               25
                          ------------     ------      ------------      ------------      ------------     ------      -----------
                             5,555,788       5.85                21            53,237         5,547,406       5.97               23

Non-agency Securities          134,633       8.07                41               373           135,746       7.77               45
                          ------------     ------      ------------      ------------      ------------     ------      -----------
                             5,690,421       5.90                21%     $     53,610         5,683,152       6.01               24%
                                                       ============      ============                                   ===========
Less short-term
   borrowings***             5,118,540       5.19                                             5,097,265       5.39
                          ------------     ------                                          ------------     ------
Capital employed/
   financing spread       $    571,881       0.71%                                         $    585,887       0.62%
                          ============     ======                                          ============     ======

Return on assets****                         1.14%                                                           1.07%

     * Basis is the Company's investment before mark to market, which includes unamortized purchase premiums and discounts.
     ** Projected fourth quarter yields reflect anticipated changes in portfolio composition, ARM security coupon resets and lifetime prepayment assumptions as adjusted for expected prepayments over the next 3 months. Actual yields realized in future periods will largely depend upon (a) changes in portfolio composition, (b) ARM security coupon resets, (c) actual prepayments and (d) any changes in lifetime prepayment assumptions.
     *** Projected fourth quarter borrowing rates reflect the full impact of the June and August Federal Reserve tightenings and may increase further depending largely upon future actions by the Federal Reserve to increase short-term interest rates.
     **** The Company uses its liquidity to pay down short-term indebtedness.
          Return on assets is calculated assuming the use of this liquidity to reduce borrowing costs.

The Company acquired $739 million of fixed-rate, $1.0 billion of medium-term, $951 million of Fannie Mae/Freddie Mac ARM and $1.6 billion of Ginnie Mae ARM Agency Securities during the nine months ended September 30, 1999, increasing its portfolio of Agency Securities to $5.5 billion at September 30, 1999 from $2.2 billion at December 31, 1998 (all but $979 million of these securities were acquired in the first quarter of 1999). The Company currently expects to continue to maintain this portfolio at this level in the fourth quarter. The Company also called for redemption six series of collateralized mortgage obligations in 1999 returning $157 million of fixed- and adjustable-rate mortgage loans to its Non-agency Securities portfolio. Investments in fixed-rate mortgage securities, although higher in dollar terms, were slightly lower as a percent of total mortgage investments (20.8 percent at September 30, 1999 compared to 22.9 percent at December 31, 1998). Medium-term mortgage securities increased to 20.5 percent at September 30, 1999 compared to 13.4 percent at December 31, 1998, while ARM investments declined to 58.7 percent at quarter-end from 63.7 percent at year-end. The Company's leverage ratio increased to 7.6:1 at September 30, 1999 from 2.7:1 at December 31, 1998.

The unamortized net premium paid for these portfolios (referred to as "purchase premiums (discounts)") increased to $53.6 million at September 30, 1999 from $33.7 million at December 31, 1998, while actually declining as a percentage of related unpaid principal balances to 0.95 percent from 1.44 percent at year-end. Purchase premiums (discounts) are amortized to income as yield adjustments based on both actual prepayments and lifetime prepayment assumptions. Actual prepayments have declined throughout 1999 as mortgage interest rates increased. Prepayments on Fannie Mae and Freddie Mac medium-term and adjustable-rate Agency Securities declined to an annualized rate of 22.0 percent in September 1999 from
48.4 percent in December 1998. Prepayments on Ginnie Mae ARMs declined to an annualized rate of 21.3 percent in September 1999, from 37.9 percent in December 1998. The Company currently expects prepayments to decline further in the fourth quarter because of higher prevailing mortgage rates and seasonal factors. In addition, yields on ARM securities are expected to improve over the next 12 months as interest rates on mortgage loans underlying these securities reset to levels more reflective of the current interest rate environment (see "Overview" above and "Effects of Interest Rate Changes").

CMO COLLATERAL AND INVESTMENTS

The Company had been an active issuer of CMOs and other securities backed by single-family jumbo-sized residential mortgage loans obtained through a mortgage loan conduit business that the Company exited in 1995. Since then, the Company has maintained finance subsidiaries with remaining capacity to issue CMOs and other securitizations ("securitization shelves"). In an effort to recover costs associated with these securitization shelves, and to potentially add to its CMO administration activities, the Company from time to time purchases mortgage loans from originators or conduits and issues CMOs or other securities backed by these loans. The Company may or may not retain a significant residual economic interest in these securitizations. In 1997 and 1998 the Company issued four such CMOs totaling $2.2 billion. Also in 1998, in order to enhance its liquidity, the Company issued a $345 million CMO backed by Non-agency Securities. No CMOs have been issued in 1999.

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

As of September 30, 1999, the Company's CMO investments had been reduced to $31.3 million, down from $50.0 million at December 31, 1998. Included in this net investment are $10.6 million and $12.3 million of the remaining CMO collateral premiums and bond discounts, respectively. Similar to purchase premiums on the Company's mortgage investments, CMO collateral premiums and bond discounts, along with most of remaining CMO investments, are amortized to income as CMO collateral yield or bond expense adjustments based on both actual prepayments and lifetime prepayment assumptions (see "Effects of Interest Rate Changes").

UTILIZATION OF CAPITAL AND LIQUIDITY
The following table summarizes the Company's utilization of capital and liquidity as of September 30, 1999 (in thousands):



                                                                            CAPITAL
                                             ASSETS       BORROWINGS        EMPLOYED       LIQUIDITY
                                           ----------     ----------       ----------     ----------
                                                                                               *
Agency Securities:
   FNMA/FHLMC:
     Fixed-rate                            $1,043,048     $  984,340       $   58,708     $   33,166
     Medium-term                            1,151,802      1,068,220           83,582         49,103
     ARMs:
       LIBOR/CMT                            1,000,395        888,908          111,487         81,709
       COFI                                   247,520        240,785            6,735           (707)
   GNMA ARMs                                2,041,562      1,915,012          126,550         65,870
                                           ----------     ----------       ----------     ----------
                                            5,484,327      5,097,265          387,062        229,141
Non-agency Securities                         136,186             --          136,186        132,862
CMO collateral and investments              3,443,774      3,412,512           31,262             --
                                           ----------     ----------       ----------     ----------
                                           $9,064,287     $8,509,777          554,510        362,003
                                           ==========     ==========
Other assets, net of other liabilities                                         53,467         12,718**
                                                                           ----------     ----------
                                                                           $  607,977     $  374,721
                                                                           ==========     ==========

     * Based on additional borrowings available under existing uncommitted repurchase arrangements considering the size and fair values of the Company's mortgage asset portfolios as of September 30, 1999 (see "Liquidity and Capital Resources").
     **   Represents unrestricted cash and cash equivalents.

STOCK REPURCHASES AND BOOK VALUES PER COMMON SHARE

On February 4, 1999 the Company's Board of Directors authorized the repurchase of up to 6 million shares of its common stock and up to 2 million shares of its Series B Preferred Stock. As of September 30, 1999, the Company had repurchased 2,900,000 shares of common stock at an average price of $5.15 (including transaction costs) and 538,500 shares of the Series B Preferred Stock at an average price of $11.89 (including transaction costs) pursuant to this repurchase program. In December 1998 the Company completed a previously authorized repurchase of 1 million shares of common stock at an average price of $4.10 per share (including transaction costs). In early January 1999, 85,583 formerly restricted shares of common stock were repurchased at $4.12 per share from employees in order to assist them with meeting their federal income tax obligations resulting from the lapsing of restrictions on stock awards with the December 1998 sale of the mortgage banking operations.

Since the first share repurchases in December 1998, the Company has repurchased
6.5 percent of its outstanding shares of common stock and 3.1 percent of its outstanding shares of the Series B Preferred Stock. As the common stock continues to sell below its book value per share, share repurchases may continue. Acquiring common stock at prices below book value per share results in modest increases in book value per share and net income per share. The Company ended the quarter with 57,562,000 common shares outstanding. Book values per common share outstanding at the respective balance sheet dates were as follows:


                                                                  SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                  ------------------     -----------------
  Calculated assuming liquidation of preferred stock*                   $7.15                  $7.88
  Calculated assuming redemption of preferred stock**                    6.82                   7.56

     * The Series A and B Preferred Stock have liquidation preferences of $16.40 and $11.38 per share, respectively.
     ** The Series A and B Preferred Stock have redemption prices of $16.40 and $12.50 per share, respectively.

Of the 74 cent decline in book value per common share during the nine months ended September 30, 1999 (calculated assuming redemption of the Company's convertible preferred stock), $1.05 was attributable primarily to a reduction in the value of Agency Securities held available-for-sale because of a higher prevailing intermediate and long-term interest rates. This decline was partially offset by a 17 cent increase in undistributed income and a 14 cent increase due to the repurchase of common shares. Note that subsequent to quarter-end, the Company declared a 16 cent per common share third quarter dividend payable November 19 to stockholders of record on November 1, 1999.

RESULTS OF OPERATIONS

Comparative net operating results (interest income or fee revenues, net of related interest expense and, for CMO administration and the curtailed mortgage banking operations, related direct and indirect operating expenses) by source were as follows (in thousands, except per share amounts):

                                                        QUARTER ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30                    SEPTEMBER 30
                                                  --------------------------      --------------------------
                                                     1999            1998            1999            1998
                                                  ----------      ----------      ----------      ----------
Agency and U.S. Treasury Securities               $   13,515      $   (2,935)     $   40,432      $   12,147
Non-agency Securities                                  2,717           1,431           6,858           4,686
CMO collateral and investments                          (926)        (16,704)         (2,273)        (10,160)
                                                  ----------      ----------      ----------      ----------
   Net margin on mortgage assets and
     other investments                                15,306         (18,208)         45,017           6,673
Mortgage banking operations                               --          13,215              --             907
Other operating revenue (expense):
   Gain (loss) on sale of mortgage assets and
     derivative financial instruments                     --            (991)          1,738        (245,435)
   Impairment on CMO investments                          --          (4,051)             --          (4,051)
   CMO administration and other                          804           1,062           3,177           3,063
   Other operating expense                            (1,588)         (2,852)         (4,820)         (6,044)
                                                  ----------      ----------      ----------      ----------

Net income (loss)                                 $   14,522      $  (11,825)     $   45,112      $ (244,887)
                                                  ==========      ==========      ==========      ==========
Net income (loss) per common share:
   Basic                                          $     0.16      $    (0.28)     $     0.48      $    (4.30)
   Diluted                                              0.16           (0.28)           0.48           (4.30)

Operating results for the quarter and nine months ended September 30, 1999 were substantially improved over 1998 results. Liquidity from restructuring the Company's mortgage asset portfolios and from the December 1998 sale of the mortgage banking operations has been deployed to reduce short-term borrowings, which has benefited net margins on the Company's mortgage asset portfolios. Margins also benefited from first quarter 1999 acquisitions of Agency Securities, slower prepayments and lower borrowing rates. In 1998 the Company incurred losses from restructuring its mortgage asset portfolios, and took impairment charges on mortgage servicing and CMO investments and write-offs of purchase premiums and CMO bond discounts attributable to high levels of prepayments and the expectation at that time that such prepayment levels would continue.

The earning capacity of the Company's mortgage asset portfolios are largely dependent on the extent to which the Company continues to invest its liquidity in these portfolios, the overall size and composition of the portfolios and the relationship between short- and long-term interest rates (the "yield curve"). The Company presently intends to continue to evaluate a number of possibilities to redeploy some portion of its liquidity into strategic investments in a variety of real estate-related investments and entities. However, the Company may conclude to continue to substantially limit its activities to investing in Agency Securities.

The Company currently expects to maintain its Agency Securities portfolio at approximately the same level in the fourth quarter of 1999 as in the third quarter. Although yields on the Company's ARM securities are expected to improve in future quarters as interest rates on underlying mortgage loans reset to levels more reflective of the current interest rate environment, fourth quarter earnings are expected to decline because of higher borrowing costs. If short-term borrowing rates continue to rise, improving mortgage asset yields over the next 12 months would not fully keep pace and net interest margins would decline. Although Agency Securities have no foreclosure risk, the Company is subject to reduced interest margins during periods of rising short-term interest rates or increasing prepayment rates. As a result, there can be no assurance of increasing or even stable earnings and common dividends (see "Effects of Interest Rate Changes").

Agency Securities contributed more to operating results during the quarter and nine months ended September 30, 1999 than Agency and U.S. Treasury Securities contributed during the same periods in 1998 due primarily to lower borrowings secured by this portfolio, a larger average outstanding portfolio and improved financing spreads. On average, the Company employed $439 million of its capital to this portfolio during both the quarter and nine months ended September 30, 1999 compared to only $50 million and $102 million, respectively, during the same periods in 1998. The average outstanding portfolio of $5.6 billion during the current quarter was 29 percent higher than during the same period in 1998. Yields for this portfolio were 5.85 percent and 5.74 percent during the quarter and nine months ended September 30, 1999, respectively, compared to 5.32 percent and 5.79 percent during the same periods in 1998, while average borrowing rates were 5.19 percent and 5.01 percent, respectively, compared to 5.56 percent during the same periods in 1998. Yields in 1999 have benefited from lower prepayments and changes in portfolio mix. In 1998 rapidly declining mortgage interest rates, particularly late in the third quarter, significantly increased prepayments and prepayment risk resulting in purchase premium amortization adjustments, which depressed yields. For further discussion on investment yields, see "Financial Condition - Mortgage Securities and Other Investments" and "Effects of Interest Rate Changes."

Non-agency Securities contributed more to operating results during the quarter and nine months ended September 30, 1999 despite a lower average outstanding portfolio primarily because the Company funded this portfolio entirely with its equity. The average outstanding portfolio was $135 million and $116 million during the quarter and nine months ended September 30, 1999, respectively, compared to $593 million and $639 million for the same periods in 1998 during which time only limited capital was employed supporting this portfolio. Average yields for this portfolio (calculated including mortgage insurance costs) were
8.07 percent and 8.02 percent during the quarter and nine months ended September 30, 1999, respectively, compared to 6.84 percent and 6.80 percent during the same periods in 1998.

CMO collateral and investments operating results during the quarter and nine months ended September 30, 1999 were improved over results achieved than during the same periods in 1998 primarily because of significantly lower prepayments in 1999. In 1998, rapidly declining mortgage interest rates, particularly late in the third quarter, significantly increased prepayments and prepayment risk resulting in the third quarter 1998 write-off of $15.7 million of CMO bond discounts and an impairment charge of $4.1 million to write down to fair value remaining investments in interest-only securities. The disposition of a $1.0 billion interest-only mortgage securities portfolio in June 1998, subsequent sales of remaining purchased interest-only mortgage securities and redemptions of CMOs have significantly diminished the earning capacity of this portfolio. Without growth of this portfolio either through the issuance of CMOs in which the Company retains residual interests, or the acquisition of other CMO investments, it is likely this portfolio will not provide a positive return on capital employed in future periods.

The mortgage banking operations were sold in December 1998. At December 31, 1998 the Company had established an accrual of over $23 million for contract settlement provisions and anticipated costs associated with exiting the mortgage banking operations. During the nine months ended September 30, 1999, the Company settled approximately $20 million of this liability including a $16 million prepayment protection settlement payment and over $3 million in pricing adjustments on mortgage servicing rights acquisition agreements assumed by the buyer.

Operating expenses during the quarter and nine months ended September 30, 1999 were higher than in the same periods in 1998 primarily because of a third quarter of 1998 reclassification of cost allocations between the mortgage banking operation and other operations of the Company. Ongoing operating expenses are expected to be at a similar level as incurred during 1999.

The Company did not incur any gains or losses on sales of mortgage assets during the second or third quarters of 1999. Gains recorded in the first quarter of 1999 relate primarily to the sale of remaining purchased interest-only mortgage securities held as CMO investments. Losses recorded in 1998 reflect sales of interest-only mortgage securities and other mortgage assets as part of the restructuring of the Company's mortgage asset portfolios begun in June 1998 in response to deteriorating conditions in the mortgage finance industry experienced at that time.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include short-term borrowings, monthly principal and interest payments on mortgage securities and other investments, excess cash flows on CMO investments and proceeds from sales of mortgage assets. The Company has substantial liquidity with the 1998 restructuring of its mortgage asset portfolios and the sale of its mortgage banking operations, which has been deployed to reduce short-term borrowings (see "Financial Condition"). The Company currently believes that these funds are sufficient for the acquisition of mortgage assets, repayments on short-term borrowings, the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT") and common and preferred stock repurchases as described below. In addition, the liquidity provided by the sale of the mortgage banking operations affords the Company the opportunity to make strategic investments in a variety of real estate-related investments and entities. There can be no assurances, however, that the Company will make any such investments. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

Short-term borrowings are primarily made under repurchase arrangements. The Company has uncommitted repurchase facilities with investment banking firms to finance mortgage assets, subject to certain conditions. Interest rates on borrowings under these facilities are generally based on overnight to 30-day London Interbank Offered Rate ("LIBOR") rates. The terms and conditions of these arrangements, including interest rates, are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral which fluctuates with changes in interest rates and the securities' credit quality. Because of the credit-worthiness of securities issued by government-sponsored entities and the U.S. government, the Company has concentrated its investments financed using repurchase arrangements on these securities.

In recognition of the potential for greater than normal mortgage finance market liquidity constraints over year-end 2000, the Company is in the process of extending its short-term borrowings beyond year-end. As of November 1, 1999, the Company had financed approximately $2.0 billion of its mortgage investments under repurchase arrangements with terms extending into the first quarter of 2000.

In February 1999 the Company's Board of Directors authorized the repurchase of up to 6 million shares of common stock and up to 2 million shares of the Series B Preferred Stock. As of September 30, 1999, 3.1 million and 1.5 million shares of common and Series B Preferred Stock, respectively, remained available for repurchase under this program. The Company may continue to repurchase shares in open market transactions from time to time subject to the price of its securities and alternative investment opportunities.

EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

The Company performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes will have on future earnings. All mortgage assets and derivative financial instruments ("Derivatives") held, if any, are included in this analysis. In addition, the sensitivity of CMO administration fee income to market interest rate levels is included as well. The model incorporates management assumptions regarding the level of prepayments on mortgage assets for a given level of market rate changes using industry estimates of prepayment speeds for various coupon segments. These assumptions are developed through a combination of historical analysis and future expected pricing behavior. As of September 30, 1999, the Company had the following estimated earnings sensitivity profile:

                                                                         IMMEDIATE CHANGE IN:
                                                            (RATES IN BASIS POINTS, DOLLARS IN THOUSANDS)
                                                         -----------------------------------------------------
    30-day LIBOR rate                                    Down 100       Down 100         Flat          Up 100
    10-year U.S. Treasury rate                           Down 100         Flat          Up 100         Up 100

    Projected 12-month earnings change*                   $25,241        $32,489        $7,464       $(35,668)

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

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may impact the Company's earnings in various ways. The Company's earnings depend, in part, on the difference between the interest received on mortgage securities and other investments, and the interest paid on related short-term borrowings. The resulting spread may be reduced or even turn negative in a rising short-term interest rate environment. Because a substantial portion of the Company's mortgage investments are ARM mortgage securities, the risk of rising short-term interest rates is generally offset to some extent by increases in the rates of interest earned on the underlying ARM loans, which reset periodically based on underlying indices (generally 6-month LIBOR and 1-year U.S. Treasury rates). Since ARM loans generally limit the amount of such increases during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans contributing to lower or even negative financing spreads. At other times, as seen in 1998, declines in these indices may be greater than declines in the Company's borrowing rates which are generally based on 30-day LIBOR, contributing to lower or even negative financing spreads. The Company may invest in Derivatives from time to time as a hedge against rising interest rates on a portion of its short-term borrowings. Currently, the Company does not own any Derivatives as a hedge against rising interest rates.

Another effect of changes in interest rates is, as long-term interest rates decrease, the rate of principal prepayments of mortgage loans underlying mortgage investments generally increases. To the extent the proceeds of prepayments on mortgage investments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such investments, earnings may be adversely affected. As seen in 1998 prolonged periods of high prepayments can significantly reduce the expected life of mortgage investments; therefore, the actual yields realized can be lower due to faster amortization of purchase premiums. In addition, the rates of interest earned on ARM investments generally will decline during periods of falling short-term interest rates as the underlying ARM loans reset at lower rates.

Changes in interest rates also impact earnings recognized from CMO investments, which have consisted primarily of interest-only mortgage securities and fixed-rate CMO residuals (see above "Financial Condition"). The amount of income that may be generated from interest-only mortgage securities is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below interest rates on the collateral, principal prepayments may increase, reducing or even turning negative the overall return on these investments. As seen in 1998 sustained periods of high prepayments can result in losses. Conversely, if mortgage interest rates rise, interest-only mortgage securities tend to perform favorably because underlying mortgage loans will generally prepay at slower rates, thereby increasing overall returns. The Company sold its investments in interest-only mortgage securities in connection with the 1998 restructuring of its mortgage asset portfolios.

CMO residuals behave similarly to interest-only mortgage securities. As seen in 1998 if mortgage interest rates fall, prepayments on the underlying mortgage loans generally will be higher, thereby reducing or even turning negative the overall returns on these investments. This is due primarily to the acceleration of the amortization of bond discounts, a noncash item, as bond classes are repaid more rapidly than originally anticipated. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, improving the overall return on an investment in a fixed-rate CMO residual because of an increase in time over which the Company receives the larger positive interest spread.

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

With the sale of the interest-only mortgage securities and the mortgage banking operations, the Company has significantly reduced its exposure to declining mortgage interest rates and, therefore, the use of Derivatives to manage this exposure has been curtailed. As a result, the Company currently does not hold Derivatives, such as interest rate floors, to help offset the effects of falling interest rates on the Company's mortgage asset portfolios.

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

State of Readiness. The Company has made investments in its software systems and applications to ensure the Company is Year 2000 compliant. The Company has also taken steps to ensure that the vendors it utilizes and institutions that it interfaces with have also taken the necessary steps to become Year 2000 compliant. This process was completed in the third quarter of 1999. In addition, with the sale of the mortgage banking operations in December 1998, the Company has built a new computer network that is considered to be Year 2000 compliant.

Costs. The financial costs of becoming Year 2000 compliant for the ongoing operations of the Company, including the construction of the Company's new computer network, have not exceeded $600,000.

Risks and Contingency Planning. The Company considers all its systems and applications to be Year 2000 compliant, and has taken steps to ensure that all of the vendors it utilizes and institutions that it interfaces with have completed their compliance efforts. Nonetheless, the Company will continue to monitor Year 2000 compliance and has drafted contingency plans for all critical processes to help ensure the impact on the Company's operations, or that of customers or vendors will be minimized if an event of non-compliance occurs. These plans include arranging for the use of other vendors or other methodologies and processes to transact the Company's business. The effect of any such disruption to the Company's operations is not presently determinable.

FORWARD LOOKING STATEMENTS

This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. The Company's actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of the Company's investments and unforeseen factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments, fluctuations in and market expectations for fluctuations in interest rates and levels of mortgage prepayments, the effectiveness of risk management strategies, the impact of leverage, liquidity of credit markets, Year 2000 compliance failures, increases in costs and other general competitive factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)     Exhibits:  The following Exhibits are presented herewith:

        Exhibit 11 -- Computation of Earnings Per Share for the Quarter and Nine Months Ended September 30, 1999 and 1998.
        Exhibit 12 -- Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
        Exhibit 27 -- Financial Data Schedule (electronic filing only).

(b)     Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CAPSTEAD MORTGAGE CORPORATION





Date:  November 10, 1999               By:  /s/ RONN K. LYTLE
                                            ------------------------------------
                                            Ronn K. Lytle
                                            Chairman and Chief Executive Officer



Date:  November 10, 1999               By:  /s/ ANDREW F. JACOBS
                                            -----------------------------------
                                            Andrew F. Jacobs
                                            Executive Vice President - Finance

                                INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                     DESCRIPTION
   ------                     -----------
     11             Computation of Earnings Per Share for the Quarter and Nine
                    Months Ended September 30, 1999 and 1998.

     12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

     27             Financial Data Schedule (electronic filing only).