Form 10-K
period 1999-12-31
CAPSTEAD MORTGAGE CORP
filed 2000-03-16
CIK 766701

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

AT MARCH 13, 2000 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS $163,781,520.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 13, 2000: 45,718,821

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1999 ARE INCORPORATED BY REFERENCE INTO PARTS II AND IV.

(2) PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT, ISSUED IN CONNECTION WITH THE 2000 ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT, ARE INCORPORATED BY REFERENCE INTO PART III.

================================================================================

                         CAPSTEAD MORTGAGE CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I


                                                                            PAGE
                                                                            ----
ITEM 1.    BUSINESS...................................................         1

ITEM 2.    PROPERTIES.................................................         3

ITEM 3.    LEGAL PROCEEDINGS..........................................         3

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........         3


                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS.........................         3

ITEM 6.    SELECTED FINANCIAL DATA....................................         3

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.....................         4

ITEM 7.a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK.......................................         4

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................         4

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.....................         4


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........         4

ITEM 11.   EXECUTIVE COMPENSATION.....................................         4

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT...................................         4

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............         4


                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K.....................................         5

                                     PART I

ITEM 1. BUSINESS.


Capstead Mortgage Corporation ("CMC" or the "Company") was incorporated on April 15, 1985 in Maryland and commenced operations in September 1985. The Company's business plan is to build a mortgage investment firm, earning income from investing in mortgage assets on a leveraged basis and other investment strategies.

Initially, the Company structured and managed residential mortgage investments. From 1992 through 1998 the Company also operated a residential mortgage servicing operation that was sold in December 1998. During 1999 the Company's primary focus consisted of managing a portfolio of single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities").

The Company is considering modifying its investment strategy to replace a portion of its existing mortgage investments with a diversified portfolio of credit-sensitive commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities, most of which are expected to be "investment grade" at the time of purchase as determined by national rating agencies. Credit-sensitive mortgage securities generally earn higher yields than those typically earned on the Company's existing mortgage assets, due largely to a higher risk of default by the underlying borrowers and, to a lesser extent, reduced liquidity. Fully implementing this proposed modification of investment strategy could necessitate a repositioning of the Company's existing portfolio of mortgage securities, which could result in the recognition in operating results of a portion of the unrealized losses on these securities that are currently reflected in the balance sheet.

For further discussion of the Company's business, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 on pages 33 through 39.


EFFECTS OF INTEREST RATE CHANGES AND INTEREST RATE SENSITIVITY

For discussion of effects of interest rate changes on the Company's mortgage securities portfolios, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 on pages 43 through 45.


RISKS ASSOCIATED WITH CREDIT-SENSITIVE INVESTMENTS

For discussion of risks associated with credit-sensitive investments, see the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 on pages 45 through 46.


OTHER INVESTMENT STRATEGIES

The Company may enter into other short- or long-term investment strategies as the opportunities arise.


COMPETITION

In purchasing mortgage securities, the Company competes with savings banks, commercial banks, mortgage and investment bankers, conduits, insurance companies, other lenders and mutual funds.


REGULATION AND RELATED MATTERS

Prior to its sale December 31, 1998, the Company's mortgage banking operations were subject to the rules and regulations of Fannie Mae and Freddie Mac with respect to servicing and originating mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. Many of the these regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to have complied with these requirements could lead to demands for indemnification or loan repurchases from the buyers of the mortgage banking operations or Fannie Mae or Freddie Mac, class action lawsuits and administrative enforcement actions.


EMPLOYEES

As of December 31, 1999, the Company had 19 full-time employees.


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

For 1999, 100 percent of the common and preferred stock distributions were characterized as ordinary income; no distributions were characterized as capital gains due to the utilization of capital loss carryforwards. Capstead REIT realized substantial capital losses on the sale of mortgage assets in 1998. The resulting capital loss carryforwards will in all likelihood eliminate the potential for capital gain distributions through the year 2004 when these carryforwards expire. During 1998, 92.0 percent and 8.0 percent of the common stock distributions were characterized as ordinary income and nontaxable return of capital, respectively, while 100 percent of the preferred stock distributions were characterized as ordinary income. For 1997, capital gains were classified as medium-term on sold assets that were held 12 to 18 months, and long-term on sold assets that were held longer than 18 months. During 1997, 83.7 percent, 7.5 percent, 7.4 percent and 1.4 percent of the common stock distributions were characterized as ordinary income; no distributions were characterized as capital gains due to the utilization of capital loss carryforwards. Capstead REIT realized substantial capital losses on the sale of mortgage assets in 1998. The resulting capital loss carryforwards will in all likelihood eliminate the potential for capital gain distributions through the year 2004 when these carryforwards expire. During 1998, 92.0 percent and 8.0 percent of the common stock distributions were characterized as ordinary income and nontaxable return of capital, respectively, while 100 percent of the preferred stock distributions were characterized as ordinary income. For 1997, capital gains were classified as medium-term on sold assets that were held 12 to 18 months, and long-term on sold assets that were held longer than 18 months. During 1997, 83.7 percent, 7.5 percent, 7.4 percent and 1.4 percent of the common stock distributions were characterized as ordinary income, nontaxable return of capital, medium-term capital gain and long-term capital gain, respectively, while 100 percent of the preferred stock distributions were characterized as ordinary income. Distributions by the Company will not normally be eligible for the dividends received deduction for corporations. Should the Company incur losses, stockholders will not be entitled to include such losses in their individual income tax returns.

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

ITEM 3.   LEGAL PROCEEDINGS.

Between July 23, 1998 and November 11, 1998, twenty-four purported class action lawsuits were filed against the Company and certain of its senior officers which allege, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business during various periods between January 28, 1997 and July 24, 1998. The complaints claim that as a result of such alleged improper actions, the market price of the Company's equity securities were artificially inflated during that time period. The complaints seek monetary damages in an undetermined amount. In March 1999 these actions were consolidated. The time by which the Company is to respond has not yet run. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the actions.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information required by this item regarding the December 1999 issuance of preferred shares in an unregistered private placement to Fortress pursuant to
Section 4(2) of the Securities Act of 1933 is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 on page 25 under the caption "Note 10 - Stockholders' Equity and Preferred Stock Subject to Repurchase," and page 36 under the caption "Investment by Fortress and Potential Changes in Management," and is incorporated herein by reference, pursuant to General Instruction G(2).

The information required by this item regarding the market price of, dividends on, and number of holders of the Registrant's common shares is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 on page 31 under the caption "Note 15 - Market and Dividend Information," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 6.   SELECTED FINANCIAL DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 on page 32 under the caption "Selected Financial Data," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 on pages 33 through 47 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7.a. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 on pages 33 through 47 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 on pages 7 through 31, and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included in the Registrant's 2000 definitive Proxy Statement on pages 4 through 18 under the captions "Election of Directors" and "Management," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is included in the Registrant's 2000 definitive Proxy Statement on pages 19 through 22 under the captions "Compensation Committee Report on Executive Compensation" and "Performance Graph," and pages 25 and 26 under the caption "Executive Compensation," all of which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.

The information required by this item is included in the Registrant's 2000 definitive Proxy Statement on pages 23 and 24 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:

     1. The following consolidated financial statements of the Company, included in the 1999 Annual Report to Stockholders, are incorporated herein by reference:

                                                                                  PAGE
                                                                                  ----
          Consolidated Statement of Operations -
            Three Years Ended December 31, 1999.................................   *
          Consolidated Balance Sheet - December 31, 1999 and 1998...............   *
          Consolidated Statement of Stockholders' Equity and Preferred Stock
            Subject to Repurchase - Three Years Ended December 31, 1999.........   *
          Consolidated Statement of Cash Flows -
            Three Years Ended December 31, 1999.................................   *
          Notes to Consolidated Financial Statements - December 31, 1999........   *

     2. Financial Statement Schedules - All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     * Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1999.

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

                                    PART IV

      3.    Exhibits (continued):

      EXHIBIT
      NUMBER
      -------
         3.1(a)   Charter of the Company, which includes Articles of
                  Incorporation, Articles Supplementary for $1.60 Cumulative
                  Preferred Stock, Series A, and all other amendments to such
                  Articles of Incorporation(4)

         3.1(b)   Articles Supplementary ($1.26 Cumulative Convertible Preferred
                  Stock, Series B)(3)

         3.1(c)   Articles Supplementary ($0.56 Cumulative Convertible Preferred
                  Stock, Series C)(13)

         3.1(d)   Articles Supplementary ($0.40 Cumulative Convertible Preferred
                  Stock, Series D)(13)

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

         10.30    Amendment to the 1994 Flexible Long Term Incentive Plan(7)

         10.31    Amendment No. 1 dated March 31, 1997 to the Employment
                  Agreement dated August 1, 1992 between the Company and Ronn K.
                  Lytle(10)

         10.32    1997 Flexible Long Term Incentive Plan(10)

         10.33 Purchase and Sale Agreement dated as of November 30, 1998 by and among Capstead Inc. and GMAC Mortgage Corporation(12)

         10.34    Series C and Series D Convertible Preferred Stock Purchase
                  Agreement dated as of December 9, 1999 by and among Capstead
                  Mortgage Corporation and Fortress Investment Corp(13)

         10.35 Supplemental Agreement dated as of December 9, 1999 by and among Capstead Mortgage Corporation and Fortress Investment
                  Corp(13)

         10.36 Registration Rights Agreement dated as of December 9, 1999 by and among Capstead Mortgage Corporation and Fortress
                  Investment Corp(13)

         10.37    Form of Amendment No. 1 dated as of January 21, 2000 to the
                  Supplemental Agreement to the Stock Purchase Agreement by and among Capstead Mortgage Corporation and Fortress Cap LLC(14)

         11       Computation of per share earnings*

         12 Computation of ratio of earnings to combined fixed charges and preferred stock dividends*

         13 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1999*

         21       List of subsidiaries of the Company*

         23       Consent of Ernst & Young LLP, Independent Auditors*

         27       Financial Data Schedule (electronic filing only)*

                                    PART IV

         3.    Exhibits (continued):

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

         (9) Incorporated by reference to the Company's Current Report of Form 8-K dated March 26, 1997

         (10) Incorporated by reference to the Company's 10-Q for the quarterly period ended March 31, 1997

         (11) Incorporated by reference to the Company's Current Report of Form 8-K dated December 23, 1997

         (12) Incorporated by reference to the Company's Current Report of Form 8-K dated December 31, 1998

         (13) Incorporated by reference to the Company's Current Report of Form 8-K dated December 15, 1999

         (14) Incorporated by reference to the Company's Current Report of Form 8-K dated February 2, 2000

         *     Filed herewith

(b)      Reports on Form 8-K:

         Current Report on Form 8-K dated December 15, 1999 to file the following:

         Exhibit 3.1(c) - Articles Supplementary $0.56 Cumulative Convertible Preferred Stock, Series C.

         Exhibit 3.1(d) - Articles Supplementary $0.40 Cumulative Convertible Preferred Stock, Series D.

         Exhibit 10.34 - Series C and Series D Convertible Preferred Stock Asset Purchase Agreement dated as of December 9, 1999 by and among Capstead Mortgage Corporation and Fortress Investment Corp.

         Exhibit 10.35 - Supplemental Agreement dated as of December 9, 1999 by and among Capstead Mortgage Corporation and Fortress Investment Corp.

         Exhibit 10.36 - Registration Rights Agreement dated as of December 9, 1999 by and among Capstead Mortgage Corporation and Fortress Investment Corp.

         Current Report on Form 8-K dated February 2, 2000 to file the following:

         Exhibit 10.37 - Form of Amendment No. 1 dated as of January 21, 2000 to the Supplemental Agreement to the Stock Purchase Agreement by and among Capstead Mortgage Corporation and Fortress Cap LLC.

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

                                        CAPSTEAD MORTGAGE CORPORATION
                                                    REGISTRANT

Date: March 8, 2000                     By: /s/ ANDREW F. JACOBS
                                            ------------------------------------
                                            Andrew F. Jacobs
                                            Executive Vice President - Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


/s/ RONN K. LYTLE                Chairman, Chief Executive         March 8, 2000
---------------------------       Officer and Director
(Ronn K. Lytle)

/s/ ANDREW F. JACOBS             Executive Vice President -        March 8, 2000
---------------------------       Finance
(Andrew F. Jacobs)

/s/ WESLEY R. EDENS              Director                         March 10, 2000
---------------------------
(Wesley R. Edens)

/s/ ROBERT I. KAUFFMAN           Director                          March 9, 2000
---------------------------
(Robert I. Kauffman)

/s/ BEVIS LONGSTRETH             Director                          March 9, 2000
---------------------------
(Bevis Longstreth)

/s/ PAUL M. LOW                  Director                          March 9, 2000
---------------------------
(Paul M. Low)

/s/ HARRIET E. MIERS             Director                          March 9, 2000
---------------------------
(Harriet E. Miers)

/s/ WILLIAM R. SMITH             Director                          March 9, 2000
---------------------------
(William R. Smith)

/s/ JOHN C. TOLLESON             Director                          March 9, 2000
---------------------------
(John C. Tolleson)

                               INDEX TO EXHIBITS

      EXHIBIT
       NUMBER                               DESCRIPTION
      -------                               -----------
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

         3.1(a) Charter of the Company, which includes Articles of Incorporation, Articles Supplementary for $1.60 Cumulative
                  Preferred Stock, Series A, and all other amendments to such Articles of Incorporation(4)

         3.1(b)   Articles Supplementary ($1.26 Cumulative Convertible Preferred
                  Stock, Series B)(3)

         3.1(c)   Articles Supplementary ($0.56 Cumulative Convertible Preferred
                  Stock, Series C)(13)

         3.1(d)   Articles Supplementary ($0.40 Cumulative Convertible Preferred
                  Stock, Series D)(13)

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

         10.28    Summary of Employment Agreement dated December 9, 1993 between
                  Capstead Mortgage Corporation and Christopher T. Gilson(5)

         10.29    Capstead Mortgage Corporation Incentive Bonus Plan(7)

         10.30    Amendment to the 1994 Flexible Long Term Incentive Plan(7)

         10.31    Amendment No. 1 dated March 31, 1997 to the Employment
                  Agreement dated August 1, 1992 between the Company and Ronn K.
                  Lytle(10)

         10.32    1997 Flexible Long Term Incentive Plan(10)

                                         INDEX TO EXHIBITS
                                            (continued)

      EXHIBIT
       NUMBER                               DESCRIPTION
      -------                               -----------
         10.33    Purchase and Sale Agreement dated as of November 30, 1998 by and among Capstead Inc. and GMAC Mortgage Corporation(12)

         10.34    Series C and Series D Convertible Preferred Stock Purchase
                  Agreement dated as of December 9, 1999 by and among Capstead
                  Mortgage Corporation and Fortress Investment Corp(13)

         10.35 Supplemental Agreement dated as of December 9, 1999 by and among Capstead Mortgage Corporation and Fortress Investment
                  Corp(13)

         10.36 Registration Rights Agreement dated as of December 9, 1999 by and among Capstead Mortgage Corporation and Fortress
                  Investment Corp(13)

         10.37    Form of Amendment No. 1 dated as of January 21, 2000 to the
                  Supplemental Agreement to the Stock Purchase Agreement by and among Capstead Mortgage Corporation and Fortress Cap LLC(14)

         11       Computation of per share earnings*

         12 Computation of ratio of earnings to combined fixed charges and preferred stock dividends*

         13 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1999*

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

         (9) Incorporated by reference to the Company's Current Report of Form 8-K dated March 26, 1997

         (10) Incorporated by reference to the Company's 10-Q for the quarterly period ended March 31, 1997

         (11) Incorporated by reference to the Company's Current Report of Form 8-K dated December 23, 1997

         (12) Incorporated by reference to the Company's Current Report of Form 8-K dated December 31, 1998

         (13) Incorporated by reference to the Company's Current Report of Form 8-K dated December 15, 1999

         (14) Incorporated by reference to the Company's Current Report of Form 8-K dated February 2, 2000

         *     Filed herewith