Form 10-Q
period 2000-03-31
CAPSTEAD MORTGAGE CORP
filed 2000-05-05
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2000

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

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


Common Stock ($0.01 par value)                     44,964,921 as of May 5, 2000


================================================================================

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                      INDEX

                        PART I. -- FINANCIAL INFORMATION

                                                                                                          PAGE
                                                                                                          ----
ITEM 1. Financial Statements

 Consolidated Balance Sheet -- March 31, 2000 and December 31, 1999.....................................    3

 Consolidated Statement of Operations -- Quarter Ended March 31, 2000 and 1999..........................    4

 Consolidated Statement of Cash Flows -- Quarter Ended March 31, 2000 and 1999..........................    5

 Notes to Consolidated Financial Statements.............................................................    6

ITEM 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................................................   15

ITEM 3. Qualitative and Quantitative Disclosure of Market Risk..........................................   25


                          PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K................................................................   25

SIGNATURES..............................................................................................   26

                        PART I. -- FINANCIAL INFORMATION
                          CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 1. FINANCIAL STATEMENTS


                                                                    MARCH 31, 2000  DECEMBER 31, 1999
                                                                    --------------  -----------------
                                                                      (UNAUDITED)
  ASSETS
     Mortgage securities and other investments                        $  5,339,935    $  5,408,714
     CMO collateral and investments                                      3,455,238       3,318,886
                                                                      ------------    ------------
                                                                         8,795,173       8,727,600

     Prepaids, receivables and other                                        46,205          48,451
     Restricted cash and cash equivalents                                    2,500           2,500
     Cash and cash equivalents                                               9,389          28,488
                                                                      ------------    ------------

                                                                      $  8,853,267    $  8,807,039
                                                                      ============    ============

  LIABILITIES
     Borrowings under repurchase arrangements                         $  4,855,340    $  4,872,392
     Collateralized mortgage obligations                                 3,427,653       3,289,584
     Accounts payable and accrued expenses                                  18,100          30,673
                                                                      ------------    ------------
                                                                         8,301,093       8,192,649
                                                                      ------------    ------------

  PREFERRED STOCK SUBJECT TO REPURCHASE
     $0.10 par value; 10,756 shares authorized, issued and
       outstanding ($52,735 aggregate repurchase amount)                    50,458          50,584
                                                                      ------------    ------------

  STOCKHOLDERS' EQUITY
     Preferred stock - $0.10 par value;
       89,244 shares authorized:
         $1.60 Cumulative Preferred Stock, Series A,
           374 and 374 shares issued and outstanding
           ($6,134 aggregate liquidation preference)                         5,230           5,228
         $1.26 Cumulative Convertible Preferred Stock, Series B,
           16,428 and 16,673 shares issued and outstanding
           ($186,951 aggregate liquidation preference)                     183,503         186,248
     Common stock - $0.01 par value; 100,000 shares authorized;
       45,358 and 56,856 shares issued and outstanding                         454             569
     Paid-in capital                                                       716,700         769,617
     Accumulated deficit                                                  (299,174)       (304,568)
     Accumulated other comprehensive loss                                 (104,997)        (93,288)
                                                                      ------------    ------------
                                                                           501,716         563,806
                                                                      ------------    ------------

                                                                      $  8,853,267    $  8,807,039
                                                                      ============    ============




  See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                         QUARTER ENDED MARCH 31
                                                                      ----------------------------
                                                                          2000             1999
                                                                      ------------    ------------
  INTEREST INCOME:
     Mortgage securities and other investments                        $     84,900    $     47,312
     CMO collateral and investments                                         57,929          77,030
                                                                      ------------    ------------
         Total interest income                                             142,829         124,342
                                                                      ------------    ------------

  INTEREST AND RELATED EXPENSE:
     Borrowings under repurchase arrangements                               71,908          33,914
     Collateralized mortgage obligations                                    57,903          77,517
     Mortgage insurance and other
                                                                               403             627
                                                                      ------------    ------------
         Total interest and related expense                                130,214         112,058
                                                                      ------------    ------------

           Net margin on mortgage assets and other investments              12,615          12,284
                                                                      ------------    ------------

  OTHER OPERATING REVENUE (EXPENSE):
     Gain on sale of mortgage assets and related derivative
       financial instruments                                                    --           1,738
     CMO administration and other                                              784           1,470
     Other operating expense                                                (1,729)         (1,585)
                                                                      ------------    ------------

         Total other operating revenue (expense)                              (945)          1,623
                                                                      ------------    ------------

  NET INCOME                                                          $     11,670    $     13,907
                                                                      ============    ============

  Net income                                                          $     11,670    $     13,907
  Less cash dividends on preferred shares                                   (6,271)         (5,684)
                                                                      ------------    ------------

  Net income available to common stockholders                         $      5,399    $      8,223
                                                                      ============    ============

  NET INCOME PER COMMON SHARE:
     Basic                                                            $       0.11    $       0.14
     Diluted                                                                  0.11            0.14

  CASH DIVIDENDS PAID PER SHARE:
     Common                                                           $      0.120    $         --
     Series A Preferred                                                      0.400           0.400
     Series B Preferred                                                      0.315           0.315
     Series C Preferred                                                      0.140              --
     Series D Preferred                                                      0.100              --







See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        QUARTER ENDED MARCH 31
                                                                                     ---------------------------
                                                                                         2000            1999
                                                                                     ------------   ------------
  OPERATING ACTIVITIES:
     Net income                                                                      $     11,670   $     13,907
     Noncash items:
       Amortization of discount and premium                                                 5,295         11,409
       Depreciation and other amortization                                                    205            286
     Loss (gain) on sale of mortgage assets and derivative financial instruments               --         (1,738)
     Net change in prepaids, receivables, other assets, accounts payable
       and accrued expenses                                                               (10,307)       (31,912)
                                                                                     ------------   ------------
           Net cash provided (used) by operating activities                                 6,863         (8,048)
                                                                                     ------------   ------------
  INVESTING ACTIVITIES:
     Purchases of mortgage securities and other investments                              (137,376)    (3,319,728)
     Purchases of CMO collateral                                                         (232,358)            --
     Principal collections on mortgage investments                                        191,758        295,380
     Proceeds from sales of mortgage assets                                                    --        114,763
     Proceeds from sales and settlement of derivative financial instruments                    --         12,595
     CMO collateral:
       Principal collections                                                               95,168        404,123
       Decrease in accrued interest receivable                                                576          3,607
       Decrease in short-term investments                                                     254         11,116
                                                                                     ------------   ------------
           Net cash used by investing activities                                          (81,978)    (2,478,144)
                                                                                     ------------   ------------
  FINANCING ACTIVITIES:
     Increase (decrease) in short-term borrowings                                         (17,052)     2,962,331
     Collateralized mortgage obligations:
       Issuance of securities                                                             232,358             --
       Principal payments on securities                                                   (96,604)      (521,551)
       Decrease in accrued interest payable                                                  (509)        (3,635)
     Capital stock transactions                                                           (55,516)       (10,629)
     Dividends paid                                                                        (6,661)        (5,684)
                                                                                     ------------   ------------
           Net cash provided by financing activities                                       56,016      2,420,832
                                                                                     ------------   ------------
  Net change in cash and cash equivalents                                                 (19,099)       (65,360)
  Cash and cash equivalents at beginning of period                                         28,488         73,385
                                                                                     ------------   ------------

  Cash and cash equivalents at end of period                                         $      9,389   $      8,025
                                                                                     ============   ============







See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE 1 -- BUSINESS

Capstead Mortgage Corporation, a mortgage investment firm, earns income from investing in mortgage assets on a leveraged basis and from other investment strategies.

Election Of New Leadership. At the Company's Annual Meeting of Stockholders held April 20, 2000, stockholders elected a new Board of Directors including Wesley
R. Edens, chairman of the board of Fortress Investment Group LLC ("Fortress"). An affiliate of Fortress acquired the Company's Series C and D preferred shares in December 1999. The composition of the new Board of Directors now includes four members designated by Fortress and three members designated by Capstead, two of whom are continuing directors from the previous Board. In addition, the Board announced the appointment of Mr. Edens to the positions of Chairman of the Board and Chief Executive Officer of the Company and Ronn K. Lytle, the Company's previous chairman and chief executive, to the position of Vice Chairman of the Board.

Adoption Of New Investment Strategy. During 1999 the Company's primary focus consisted of managing a portfolio of single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). On April 20, 2000 the Board approved modifying the Company's investment strategy to focus on short maturity and adjustable-rate assets, including but not limited to, credit-sensitive commercial and residential mortgage-backed securities and ARM Agency Securities. In connection with this modification, the Company intends to dispose of approximately $1.0 billion of its fixed-rate mortgage investments and approximately $1.1 billion of its medium-term and ARM securities. As a result, the Company anticipates recognizing a second quarter loss on the sale of these securities of $85 million to $90 million, all of which is already reflected in book value per share at March 31, 2000. Most of these sales are expected to be completed by year-end. Pending final sale, these securities will be classified as trading securities and further changes in market value, if any, will be reflected in operating results. Capital made available because of these sales is expected to be redeployed over the next several quarters into suitable investments in keeping with the new investment strategy.

NOTE 2 -- BASIS OF PRESENTATION AND 1-FOR-2 REVERSE COMMON STOCK SPLIT

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

1-For-2 Reverse Common Stock Split. At the Company's Annual Meeting, stockholders approved a 1-for-2 reverse split of the common stock. Accordingly, the Board of Directors has established the close of business on May 8, 2000 as the effective date for the reverse split. The first day the common shares will trade post-split will be May 9, 2000. The reverse split will reduce the number of outstanding common shares to approximately 22.5 million. Concurrent with the reverse split, the conversion ratio for each series of preferred stock, representing the number of common shares issuable upon conversion of each preferred share, will be adjusted as follows:

                                         PRE-              POST-
                                    REVERSE SPLIT      REVERSE SPLIT
            PREFERRED SERIES            RATIO             RATIO
            ----------------       ---------------    --------------
                   A                        2.1707            1.0854
                   B                        0.7537            0.3769
                   C                        1.000             0.5000
                   D                        1.000             0.5000

These consolidated financial statements and related notes have not been adjusted to reflect the reverse common stock split.

NOTE 3 -- SHARE REPURCHASES AND DECLARATION OF COMMON STOCK DIVIDEND

During the first quarter, the Company acquired, through open market purchases, 360,500 common shares at an average price of $3.88 (including transaction costs) and 245,800 shares of its Series B preferred shares at an average price of $9.59 (including transaction costs). On January 25, 2000 the Company purchased 11,137,000 common shares at a price of $4.64 per share (including transaction costs) pursuant to a tender offer that closed on January 14, 2000. Since share repurchases began in December 1998 through April 24, 2000, the Company has repurchased 26.9 percent of its outstanding common shares and 5.5 percent of its Series B preferred shares. As of April 24, 2000, the Company had remaining authorization to repurchase 1.6 million common shares and 1.1 million Series B preferred shares.

On April 20, 2000 the Board of Directors declared a first quarter dividend of 11 cents per common share, payable May 19 to stockholders of record as of May 5, 2000.

NOTE 4 -- NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income after deducting preferred share dividends* by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income, after deducting preferred share dividends for dilutive convertible preferred shares, by the weighted average number of common shares, dilutive stock options and dilutive convertible preferred shares outstanding. The components of the computation of basic and diluted net income per share for the periods indicated are as follows (in thousands, except per share data):


                                                                                    QUARTER ENDED MARCH 31
                                                                                 ------------------------------
                                                                                      2000             1999
                                                                                 -------------    -------------
  NUMERATOR FOR BASIC NET INCOME PER COMMON SHARE:

     Net income                                                                  $      11,670    $      13,907
     Less all preferred share dividends*                                                (6,271)          (5,684)
                                                                                 -------------    -------------
     Net income available to common stockholders                                 $       5,399    $       8,223
                                                                                 =============    =============

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                            48,633           60,138
                                                                                 =============    =============

  BASIC NET INCOME PER COMMON SHARE                                              $        0.11    $        0.14
                                                                                 =============    =============


  NUMERATOR FOR DILUTED NET INCOME PER COMMON SHARE:
     Net income                                                                  $      11,670    $      13,907
     Less cash dividends paid on antidilutive convertible preferred shares:
       Series A                                                                           (150)            (150)
       Series B                                                                         (5,221)          (5,437)
       Series B repurchase amounts less than (in excess of) book value*                    390              (97)
       Series C                                                                           (753)              **
       Series D (dilutive)                                                                  **               **
                                                                                 -------------    -------------
                                                                                 $       5,936    $       8,223
                                                                                 =============    =============
  DENOMINATOR FOR DILUTED NET INCOME PER COMMON SHARE:
     Weighted average common shares outstanding                                         48,633           60,138
     Net effect of dilutive stock options                                                   21               20
     Net effect of dilutive preferred shares                                             5,378               **
                                                                                 -------------    -------------
                                                                                        54,032           60,158
                                                                                 =============    =============

  DILUTED NET INCOME PER COMMON SHARE                                            $        0.11    $        0.14
                                                                                 =============    =============

* Included as a component of the Series B preferred share dividends in the calculation of both basic and diluted net income per common share, is the difference between repurchase amounts and the Series B preferred shares book value of $11.17 per share.

**   Not applicable.

NOTE 5 -- MORTGAGE SECURITIES AND OTHER INVESTMENTS

Mortgage securities investments and the related average effective interest rates (calculated for the quarter then ended including mortgage insurance costs on non-agency securities and excluding unrealized gains and losses) were as follows (dollars in thousands):


                                                     PURCHASE                                                           AVERAGE
                                     PRINCIPAL       PREMIUMS                         CARRYING          AVERAGE        EFFECTIVE
                                      BALANCE       (DISCOUNTS)         BASIS          AMOUNT           COUPON            RATE
                                   -------------   -------------    -------------   -------------    -------------    -------------
  MARCH 31, 2000                                                                          *                **               **
     Agency Securities:
       FNMA/FHLMC:
         Fixed-rate                $   1,046,619   $      (2,811)   $   1,043,808   $     984,168             6.18%            6.21%
         Medium-term                   1,073,660           3,930        1,077,590       1,048,598             6.15             5.94
         ARMs:
           LIBOR/CMT                     901,947          19,681          921,628         926,087             7.28             6.38
           COFI                          234,365           1,502          235,867         228,214             6.06             5.76
       GNMA ARMs                       1,878,665          24,437        1,903,102       1,887,680             6.44             6.06
                                   -------------   -------------    -------------   -------------    -------------    -------------
                                       5,135,256          46,739        5,181,995       5,074,747             6.45             6.11
     Non-agency securities               187,518             362          187,880         189,489             7.98             7.92
     CMBS - adjustable-rate               76,175            (986)          75,189          75,699             7.97             8.59
                                   -------------   -------------    -------------   -------------    -------------    -------------
                                   $   5,398,949   $      46,115    $   5,445,064   $   5,339,935             6.53%            6.20%
                                   =============   =============    =============   =============    =============    =============
  DECEMBER 31, 1999
     Agency Securities:
       FNMA/FHLMC:
         Fixed-rate                $   1,063,822   $      (2,924)   $   1,060,898   $   1,009,577             6.18%            6.23%
         Medium-term                   1,123,984           4,516        1,128,500       1,103,704             6.15             5.89
         ARMs:
           LIBOR/CMT                     911,262          20,824          932,086         935,291             7.03             5.63
           COFI                          242,573           1,570          244,143         237,721             5.84             5.62
       GNMA ARMs                       1,924,659          26,083        1,950,742       1,936,032             6.29             5.65
                                   -------------   -------------    -------------   -------------    -------------    -------------
                                       5,266,300          50,069        5,316,369       5,222,325             6.35             5.81
     Non-agency securities               126,431             385          126,816         127,059             8.34             8.06
     CMBS - adjustable-rate               60,182            (852)          59,330          59,330             7.54             8.53
                                   -------------   -------------    -------------   -------------    -------------    -------------
                                   $   5,452,913   $      49,602    $   5,502,515   $   5,408,714             6.41%            5.87%
                                   =============   =============    =============   =============    =============    =============

*    Includes mark to market, if applicable (see NOTE 8).

** Average Coupon is calculated as of the indicated balance sheet date. Average Effective Rate is calculated for the quarter then ended.

The Company classifies its Agency Securities and non-agency securities by interest rate characteristics of the underlying single-family residential mortgage loans. Commercial mortgage-backed securities ("CMBS") are classified in a similar fashion. Fixed-rate mortgage securities either (i) have fixed rates of interest for their entire terms, (ii) have an initial fixed-rate period of 10 years after origination and then adjust annually based on a specified margin over 1-year U.S. Treasury Securities ("1-year Treasuries"), or (iii) were previously classified as medium-term and have adjusted to a fixed rate for the remainder of their terms. Medium-term mortgage securities either (i) have an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year Treasuries, (ii) have initial interest rates that adjust one time, approximately 5 years following origination of the mortgage loan, based on a specified margin over Fannie Mae yields for 30-year, fixed-rate commitments at the time of adjustment, or (iii) are fixed-rate mortgage securities that have expected weighted average lives of 5 years or less. Adjustable-rate mortgage ("ARM") securities either (i) adjust semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), (ii) adjust annually based on a specified margin over 1-year Treasuries ("CMT"), (iii) adjust monthly based on a specific margin over the Cost of Funds Index as published by the Eleventh District Federal Reserve Bank ("COFI"), (iv) were previously classified as medium-term and have begun adjusting annually based on a specified margin over 1-year Treasuries, or (v) in the case of CMBS held as of March 31, 2000, adjust monthly based on a specified margin over 30-day LIBOR.

Agency Securities have no foreclosure risk. Non-agency securities consist of private mortgage pass-through securities backed primarily by single-family jumbo-sized residential mortgage loans whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers, and other AAA-rated private mortgage securities (together, "Non-agency Securities"). Although investment grade when acquired, CMBS held by the Company at March 31, 2000 carry credit risk associated with the underlying commercial mortgage loans. Features of the related CMBS issuance, including subordinated securities held by other investors, help mitigate this risk. The maturity of mortgage-backed securities is directly affected by the rate of principal prepayments on the underlying loans.

NOTE 6 -- CMO COLLATERAL AND INVESTMENTS

CMO collateral consists of fixed-rate, medium-term and adjustable-rate mortgage securities collateralized by single-family residential mortgage loans and related short-term investments, both pledged to secure CMO borrowings ("Pledged CMO Collateral"). All principal and interest on pledged mortgage securities is remitted directly to collection accounts maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the pledged mortgage securities and the reinvestment income earned thereon are available for the payment of principal and interest on CMO borrowings. Pledged mortgage securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. The Company has retained $1.0 million of credit risk in the form of subordinated bonds associated with approximately $566 million of Pledged CMO Collateral remaining outstanding as of March 31, 2000. The weighted average effective interest rate for total Pledged CMO Collateral was 7.07 percent during the quarter ended March 31, 2000.

CMO investments currently consist of reserve funds retained by the Company in connection with two 1993 mortgage loan sales. These reserve funds are available to pay special hazard (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs associated with approximately $141 million of loans remaining outstanding as of March 31, 2000 from the related securitizations.

The components of CMO collateral and investments are summarized as follows (in thousands):

                                          MARCH 31, 2000  DECEMBER 31, 1999
                                          --------------  -----------------
  Pledged CMO Collateral:
    Pledged mortgage securities           $    3,418,770     $    3,283,848
    Short-term investments                           505                760
    Accrued interest receivable                   20,803             19,461
                                          --------------     --------------
                                               3,440,078          3,304,069
    Unamortized premium                           11,967             11,633
                                          --------------     --------------
                                               3,452,045          3,315,702
  CMO investments                                  3,193              3,184
                                          --------------     --------------
                                          $    3,455,238     $    3,318,886
                                          ==============     ==============

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

                                              MARCH 31, 2000   DECEMBER 31, 1999
                                              --------------   -----------------
  CMOs                                         $   3,416,672      $   3,281,464
  Accrued interest payable                            19,504             18,096
                                               -------------      -------------
     Total obligation                              3,436,176          3,299,560
  Unamortized discount                                (8,523)            (9,976)
                                               -------------      -------------
                                               $   3,427,653      $   3,289,584
                                               =============      =============

  Range of average interest rates              5.08% to 9.98%     5.13% to 9.45%
  Range of stated maturities                   2008 to 2030       2008 to 2028
  Number of series                                  25                 24

The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption, generally at the Company's option, provided that certain requirements specified in the related indenture have been met (referred to as "Clean-up Calls"); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The average effective interest rate for all CMOs was 7.13 percent during the quarter ended March 31, 2000.

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

The fair value of Agency Securities, Non-agency Securities, CMBS and CMO investments were estimated using either (i) quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements, or (ii) offer prices for similar assets or market positions. The fair value of Pledged CMO Collateral was based on projected cash flows, after payment on the related CMOs, determined using market discount rates and prepayment assumptions. The maturity of mortgage assets is directly affected by the rate of principal payments on the underlying mortgage loans and, for Pledged CMO Collateral, Clean-up Calls of the remaining CMOs outstanding.

The following table summarizes fair value disclosures for available-for-sale debt securities (in thousands):



                                                                             GROSS            GROSS
                                                                           UNREALIZED       UNREALIZED          FAIR
                                                             BASIS           GAINS            LOSSES            VALUE
                                                         ------------     ------------     ------------     ------------
  AS OF MARCH 31, 2000
    Mortgage investments:
       Agency Securities:
         Fixed-rate                                      $  1,043,808     $        245     $     59,885     $    984,168
         Medium-term                                        1,077,590               --           28,992        1,048,598
         Adjustable-rate                                    3,060,597            6,191           24,807        3,041,981
       Non-agency Securities                                   95,221            1,609               --           96,830
       CMBS - adjustable-rate                                  75,189              517                7           75,699
     CMO collateral and investments                            94,958              454              322           95,090
                                                         ------------     ------------     ------------     ------------
                                                         $  5,447,363     $      9,016     $    114,013     $  5,342,366
                                                         ============     ============     ============     ============

  AS OF DECEMBER 31, 1999 Mortgage investments:
       Agency Securities:
         Fixed-rate                                      $  1,060,898     $        268     $     51,589     $  1,009,577
         Medium-term                                        1,128,500               39           24,835        1,103,704
         Adjustable-rate                                    3,126,971            4,659           22,586        3,109,044
       Non-agency Securities                                   28,817              249                6           29,060
       CMBS - adjustable-rate                                  59,330               --               --           59,330
     CMO collateral and investments                           103,142              697              184          103,655
                                                         ------------     ------------     ------------     ------------
                                                         $  5,507,658     $      5,912     $     99,200     $  5,414,370
                                                         ============     ============     ============     ============

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Non-agency Securities. The following table summarizes fair value disclosures for debt securities held-to-maturity (in thousands):

                                                          GROSS           GROSS
                                                       UNREALIZED       UNREALIZED          FAIR
                                         BASIS            GAINS           LOSSES            VALUE
                                     ------------     ------------     ------------     ------------
  AS OF MARCH 31, 2000
     Non-agency Securities           $     92,659     $      1,321     $         --     $     93,980
     Pledged CMO Collateral             3,360,148            1,395           17,368        3,344,175
                                     ------------     ------------     ------------     ------------
                                     $  3,452,807     $      2,716     $     17,368     $  3,438,155
                                     ============     ============     ============     ============

  AS OF DECEMBER 31, 1999
     Non-agency Securities           $     97,999     $      1,277     $         --     $     99,276
     Pledged CMO Collateral             3,215,231            1,620           18,183        3,198,668
                                     ------------     ------------     ------------     ------------
                                     $  3,313,230     $      2,897     $     18,183     $  3,297,944
                                     ============     ============     ============     ============

Sales of released CMO collateral occasionally occur provided the collateral has paid down to within 15 percent of its original issuance amounts. The following table summarizes disclosures related to dispositions of debt securities (in thousands):

                                                               QUARTER ENDED MARCH 31
                                                              -------------------------
                                                                 2000           1999
                                                              ----------     ----------
  Sale of securities held available-for-sale:
     Amortized cost                                           $       --     $    7,573
     Gains                                                            --          1,761

NOTE 9 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is net income (loss) plus other comprehensive income
(loss), which, for the periods presented, consists of the change in unrealized gain (loss) on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (loss) for the periods indicated (in thousands):

                                                                               QUARTER ENDED MARCH 31
                                                                             --------------------------
                                                                                2000            1999
                                                                             ----------      ----------
  Net income                                                                 $   11,670      $   13,907
  Other comprehensive income (loss):
     Unrealized gain (loss) on debt securities:
       Change in unrealized gain (loss) during period                           (11,709)         12,546
       Reclassification adjustment for gain included in net income                   --          (1,761)
                                                                             ----------      ----------
         Other comprehensive income (loss)                                      (11,709)         10,785
                                                                             ----------      ----------
  Comprehensive income (loss)                                                $      (39)     $   24,692
                                                                             ==========      ==========

NOTE 10 -- NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                                                QUARTER ENDED MARCH 31
                                                         ----------------------------------------------------------------
                                                                     2000                                1999
                                                         -----------------------------      -----------------------------
                                                            AMOUNT           AVERAGE           AMOUNT           AVERAGE
                                                         ------------     ------------      ------------     ------------
  Interest income:
     Mortgage securities and other investments           $     84,900             6.20%     $     47,312             5.78%
     CMO collateral and investments                            57,929             7.07            77,030             7.20
                                                         ------------                       ------------
       Total interest income                                  142,829                            124,342
                                                         ------------                       ------------
  Interest expense:
     Short-term borrowings                                     71,908             5.85            33,914             4.95
     CMOs                                                      57,903             7.13            77,517             7.31
                                                         ------------                       ------------
       Total interest expense                                 129,811                            111,431
                                                         ------------                       ------------
  Net interest                                           $     13,018                       $     12,911
                                                         ------------                       ------------

The following table summarizes increases (decreases) in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter ended March 31, 2000 compared to the same period in 1999 (in thousands):

                                                             RATE*            VOLUME*            TOTAL
                                                         ------------      ------------      ------------
  Interest income:
     Mortgage securities and other investments           $      3,759      $     33,829      $     37,588
     CMO collateral and investments                            (1,327)          (17,774)          (19,101)
                                                         ------------      ------------      ------------
       Total interest income                                    2,432            16,055            18,487
                                                         ------------      ------------      ------------

  Interest expense:
     Short-term borrowings                                      7,014            30,980            37,994
     CMOs                                                      (1,877)          (17,737)          (19,614)
                                                         ------------      ------------      ------------
       Total interest expense                                   5,137            13,243            18,380
                                                         ------------      ------------      ------------
  Net interest                                           $     (2,705)     $      2,812      $        107
                                                         ============      ============      ============

     * The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

Stockholder Litigation. During 1998 twenty-four purported class action lawsuits were filed against the Company and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business during various periods between January 28, 1997 and July 24, 1998. The complaints claim that as a result of such alleged improper actions, the market price of the Company's equity securities were artificially inflated during that time period. The complaints seek monetary damages in an undetermined amount. In March 1999 these actions were consolidated. The date by which the Company is to respond has not yet run. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the actions. Based on available information, management believes the resolution of these suits will not have a material adverse effect on the financial position of the Company.

Severance Costs. At the Annual Meeting of the Board of Directors in April, a new Chairman of the Board of Directors and Chief Executive Officer ("CEO") was appointed, and Ronn K. Lytle, the Company's former chairman and CEO, terminated his employment with the Company. Non-recurring severance charges of approximately $3.4 million related to the settlement of obligations to Mr. Lytle under the terms of a 1992 Employment Agreement and $225,000 related to the termination of several other employees of the Company will be charged to expense in the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Capstead Mortgage Corporation ("Capstead" or the "Company"), a mortgage investment firm, earns income from investing in mortgage assets on a leveraged basis and from other investment strategies.

ELECTION OF NEW LEADERSHIP

At the Company's Annual Meeting of Stockholders held April 20, 2000, stockholders elected a new Board of Directors including Wesley R. Edens, chairman of the board of Fortress Investment Group LLC ("Fortress"). An affiliate of Fortress acquired the Company's Series C and D preferred shares in December 1999. The composition of the new Board of Directors now includes four members designated by Fortress and three members designated by Capstead, two of whom are continuing directors from the previous Board. In addition, the Board announced the appointment of Mr. Edens to the positions of Chairman of the Board and Chief Executive Officer of the Company and Ronn K. Lytle, the Company's previous chairman and chief executive, to the position of Vice Chairman of the Board.

Non-recurring severance charges of approximately $3.4 million related to the settlement of obligations to Mr. Lytle under the terms of a 1992 employment agreement and $225,000 related to the termination of several other employees of the Company will be charged to expense in the second quarter of 2000.

ADOPTION OF NEW INVESTMENT STRATEGY

During 1999 the Company's primary focus consisted of managing a portfolio of single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). On April 20, 2000 the Board approved modifying the Company's investment strategy to focus on short maturity and adjustable-rate assets, including but not limited to, credit-sensitive commercial and residential mortgage-backed securities and ARM Agency Securities. In connection with this modification, the Company intends to dispose of approximately $1.0 billion of its fixed-rate mortgage investments and approximately $1.1 billion of its medium-term and ARM securities. As a result, the Company anticipates recognizing a second quarter loss on the sale of these securities of $85 million to $90 million, all of which is already reflected in book value per share at March 31, 2000. Most of these sales are expected to be completed by year-end. Pending final sale, these securities will be classified as trading securities and further changes in market value, if any, will be reflected in operating results. Capital made available because of these sales is expected to be redeployed over the next several quarters into suitable investments in keeping with the new investment strategy.

The Company is modifying its investment strategy at this time because of the risk that interest rates will continue to rise over the next 12 months as the Federal Reserve continues to fight the prospects of inflation by increasing short-term interest rates. By focusing the Company's investments on assets that adjust to a more current interest rate within 1- to 12-months, the Company's new investment strategy is intended to help preserve capital over the long term and improve earnings prospects once interest rates stabilize. In addition, investments in credit-sensitive CMBS may improve earnings stability during periods of increased interest rate volatility. It may take several quarters to completely transition to the new investment strategy and its benefits may not be fully evident until sometime in 2001.

With or without this new investment strategy, the remainder of the year will likely be very difficult for Capstead from a net income and dividend perspective should the Federal Reserve continue to increase interest rates. Although the overall yield on mortgage assets is currently anticipated to increase in future quarters with the acquisition of higher yielding assets in connection with the new investment strategy and the reset of interest rates on ARM securities to levels more reflective of the current interest rate environment, borrowing rates are also expected to increase, which may further reduce net interest margins. Depending on the timing and extent of any future increases in interest rates over the next several quarters, it may be necessary to again reduce the dividend on the Company's common stock.

1-FOR-2 REVERSE COMMON STOCK SPLIT

At the Company's Annual Meeting, stockholders approved a 1-for-2 reverse split of the common stock. Accordingly, the Board of Directors has established the close of business on May 8, 2000 as the effective date for the reverse split. The first day the common shares will trade post-split will be May 9, 2000. The reverse split will reduce the number of outstanding common shares to approximately 22.5 million. Concurrent with the reverse split, the conversion ratio for each series of preferred shares, will be adjusted accordingly (see "NOTE 2" to the accompanying consolidated financial statements).

The accompanying consolidated financial statements and related notes and per share data included elsewhere in this document have not been adjusted to reflect the reverse common stock split.

FIRST QUARTER COMMON DIVIDEND

On April 20, 2000 the Board of Directors declared a first quarter dividend of 11 cents per common share, payable May 19 to stockholders of record as of May 5, 2000.

MORTGAGE SECURITIES AND OTHER INVESTMENTS

Mortgage securities and other investments consist primarily of high quality single-family residential mortgage-backed securities, most of which are Agency Securities. Agency Securities have no foreclosure risk; however, the Company is subject to reduced net interest margins during periods of rising short-term interest rates or increasing prepayment rates (see "Effects of Interest Rate Changes"). Non-agency securities consist of private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers and other AAA-rated private mortgage securities (together, "Non-agency Securities"). Although investment grade when acquired, CMBS held by the Company at March 31, 2000 carry credit risk associated with the underlying commercial mortgage loans. Features of the related CMBS issuances, including subordinated securities held by other investors, helps mitigate this risk (see "Risks Associated With Credit-Sensitive Investments"). The Company classifies its mortgage securities and other investments by interest rate characteristics of the underlying loans or the securities themselves (see "NOTE 5" to the accompanying consolidated financial statements). Mortgage securities and other investments are financed under repurchase arrangements with investment banking firms pursuant to which the portfolios are pledged as collateral (see "Liquidity and Capital Resources").

The following yield and cost analysis illustrates results achieved during the most recent quarter for each component of the Company's mortgage investment portfolio:


                                                   AVERAGE FOR THE QUARTER ENDED
                                                           MARCH 31, 2000                              AS OF MARCH 31, 2000
                                        ---------------------------------------------------      --------------------------------
                                                               ACTUAL             ACTUAL            PURCHASE
                                                             ANNUALIZED         ANNUALIZED          PREMIUM
                                            BASIS            YIELD/COST           RUNOFF           (DISCOUNT)           BASIS
                                        -------------      -------------      -------------      -------------      -------------
                                              *                                                                           *
  Agency securities:
     FNMA/FHLMC:
       Fixed-rate                       $   1,053,524               6.21%                 6%     $      (2,811)     $   1,043,808
       Medium-term                          1,107,432               5.94                 12              3,930          1,077,590
       ARMs:
         LIBOR/CMT                            915,781               6.38                 18             19,681            921,628
         COFI                                 240,484               5.76                 13              1,502            235,867
     GNMA ARMs                              1,925,291               6.06                 15             24,437          1,903,102
                                        -------------      -------------      -------------      -------------      -------------
                                            5,242,512               6.11                 13             46,739          5,181,995

  Non-agency Securities                       162,545               7.92                 20                362            187,880
  CMBS - adjustable-rate                       68,214               8.59                  7               (986)            75,189
                                        -------------      -------------      -------------      -------------      -------------
                                            5,473,271               6.20                 13%     $      46,115          5,445,064
                                                                              =============      =============      =============
  Less:
     Mark to market                           105,212                 --                                                  103,808
     Borrowings                             4,865,539               5.85                                                4,855,340
                                        -------------      -------------                                            -------------
  Capital employed/financing spread     $     502,520               0.35%                                           $     485,916
                                        =============      =============                                            =============

  Return on assets                                                     0.94%


     * Basis is the Company's investment before mark to market for securities classified as available-for-sale.

During the first quarter of 2000 the Company acquired approximately $50 million of Agency Securities and called for the redemption of three series of off-balance sheet collateralized mortgage obligations ("CMOs") previously issued by the Company adding $70 million to the Non-agency Securities portfolio. Consistent with the Company's new investment strategy, in December 1999 the Company acquired $59 million of adjustable-rate CMBS from a third party not affiliated with Fortress. An additional $17 million investment in CMBS was made in the first quarter. Runoff on mortgage investments totaled approximately $192 million. The Company's leverage ratio increased to 7.4:1 at March 31, 2000 from 6.9:1 at December 31, 1999 primarily as a result of the completion of the tender offer in January 2000.

The unamortized net premium paid for these portfolios (referred to as "purchase premiums (discounts)") was $46.1 million at March 31, 2000, representing 0.85 percent of related unpaid principal balances. Purchase premiums (discounts) are amortized to income as yield adjustments based on both actual prepayments and lifetime prepayment assumptions. Actual prepayments declined further during the first quarter because of continued high mortgage interest rates which have had a favorable impact on yields (see "Effects of Interest Rate Changes"). Prepayments on Fannie Mae and Freddie Mac medium-term and adjustable-rate Agency Securities declined to an annualized rate of 12.9 percent in March 2000 from 15.5 percent in December 1999. Prepayments on Ginnie Mae ARMs declined to an annualized rate of 14.0 percent in March 2000, from 16.9 percent in December 1999.

The average yield on the Company's mortgage investments for the first quarter was 6.20 percent while the average borrowing rate was 5.85 percent, resulting in a financing spread of 0.35 percent. Yields on the Company's ARM securities are currently expected to improve in future quarters as interest rates on the underlying mortgage loans reset to levels more reflective of the current interest rate environment. For example, if interest rates stabilize at April 2000 levels, yields on the ARM securities expected to be retained under the Company's new investment strategy could improve as much as 82 basis points over the next 12 months. Conversely, if interest rates decline from current levels, such a yield improvement will likely not be achieved. The Company currently anticipates average yields on these ARM securities to improve approximately 15 basis points during the second quarter of 2000. However, taking into consideration the full impact of increases in short-term interest rates during the first quarter, and assuming an additional 25 basis point increase in short-term interest rates by the Federal Reserve at its next Open Market Committee meeting on May 16, 2000, the Company currently expects its borrowing rates to average approximately 36 basis points higher during the second quarter. Actual borrowing rates will be largely dependent upon future actions by the Federal Reserve to change short-term interest rates. Overall mortgage investment yields in future quarters will also be impacted by the Company's transition to its new investment strategy (see "Effects of Interest Rate Changes").

CMO COLLATERAL AND INVESTMENTS

The Company had been an active issuer of CMOs and other securities backed by single-family residential mortgage loans obtained through a mortgage loan conduit business that the Company exited in 1995. Since then, the Company has maintained finance subsidiaries with remaining capacity to issue CMOs and other securitizations ("securitization shelves"). In an effort to recover costs associated with these securitization shelves, and to potentially add to its CMO administration activities, the Company from time to time purchases mortgage loans from originators or conduits and issues CMOs or other securities backed by these loans. The Company may or may not retain a significant residual economic interest in these securitizations. During the first quarter of 2000, the Company issued one such CMO totaling $232 million. The Company did not retain any significant residual economic interest in this issuance.

To date, the related credit risk of the mortgage loans collateralizing CMOs issued by the Company is borne by AAA-rated private mortgage insurers or by subordinated bonds within the related CMO series to which the collateral is pledged. The Company has retained $1.0 million of credit risk in the form of subordinated bonds associated with approximately $566 million of these securities remaining outstanding as of March 31, 2000. The Company also retained residual interests in certain of these securitizations primarily with the characteristics of interest-only mortgage securities. Interest-only mortgage securities are entitled to receive all or some portion of the interest stripped from the mortgage loans underlying the securities. In addition, the Company has retained $3.2 million of reserve funds in connection with two 1993 mortgage loan sales. These reserve funds are available to pay special hazard costs (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs associated with approximately $141 million of loans remaining outstanding as of March 31, 2000 from the related securitizations.

As of March 31, 2000, the Company's CMO investments (defined as CMO collateral and investments, net of related bonds) had been reduced to $27.6 million, down from $29.3 million at December 31, 1999. Included in this net investment are $12.0 million and $8.5 million of the remaining CMO collateral premiums and bond discounts, respectively. Similar to purchase premiums on the Company's mortgage investments, CMO collateral premiums and bond discounts, along with most of remaining CMO investments, are amortized to income as CMO collateral yield or bond expense adjustments based on both actual prepayments and lifetime prepayment assumptions (see "Effects of Interest Rate Changes").

UTILIZATION OF CAPITAL AND POTENTIAL LIQUIDITY

The following table summarizes the Company's utilization of capital and potential liquidity as of March 31, 2000 (in thousands):

                                                                   CAPITAL
                                          ASSETS      BORROWINGS   EMPLOYED    LIQUIDITY
                                         ---------    ----------   ---------   ----------
                                                                                   *
   Agency securities:
   FNMA/FHLMC:
     Fixed-rate                          $  984,168   $  964,533   $   19,635   $   (4,803)
     Medium-term                          1,048,598      981,698       66,900       35,442
     ARMs:
       LIBOR/CMT                            926,087      804,690      121,397       93,614
       COFI                                 228,214      156,461       71,753       64,905
   GNMA ARMs                              1,887,680    1,770,528      117,152       60,522
Non-agency Securities                       189,489      115,035       74,454       66,235
CMBS - adjustable-rate                       75,699       62,395       13,304          126
CMO collateral and investments            3,455,238    3,427,653       27,585           --
                                         ----------   ----------   ----------   ----------
                                         $8,795,173   $8,282,993      512,180      316,041
                                         ==========   ==========
Other assets, net of other liabilities                                 39,994        9,389**
                                                                   ----------   ----------
                                                                   $  552,174   $  325,430
                                                                   ==========   ==========

    * Based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of March 31, 2000 (see "Liquidity and Capital Resources").

    **  Represents unrestricted cash and cash equivalents.

STOCK REPURCHASES AND BOOK VALUE PER COMMON SHARE

During the first quarter, the Company, through open market purchases, acquired 360,500 common shares at an average price of $3.88 (including transaction costs) and 245,800 shares of its $1.26 Cumulative Convertible Preferred Stock, Series B ("Series B preferred shares") at an average price of $9.59 (including transaction costs). On January 25, 2000 the Company purchased 11,137,000 common shares at a price of $4.64 per share (including transaction costs) pursuant to a tender offer that closed on January 14, 2000. Since share repurchases began in December 1998 through April 24, 2000, the Company has repurchased 26.9 percent of its outstanding common shares and 5.5 percent of its Series B preferred shares. As of April 24, 2000, the Company had remaining authorization to repurchase 1.6 million common shares and 1.1 million Series B preferred shares.

At March 31, 2000 the Company's book value per common share was $6.07, compared to $5.91 per common share at December 31, 1999 (calculated assuming redemption of Series A and B preferred shares and conversion of the Series C and D preferred shares). Book value per common share increased primarily because of the completion of the tender offer and additional share repurchases, partially offset by a further reduction in the market value of the mortgage investment portfolio of approximately 21 cents per common share caused by the continued increase in mortgage interest rates during the first quarter. The market value of the Company's mortgage securities and other investments will continue to fluctuate with, among other factors, changes in mortgage interest rates and market liquidity, and such changes will be reflected in book value per common share.

RESULTS OF OPERATIONS

Comparative net operating results (interest income or fee revenue, net of related interest expense and, in the case of CMO administration, related direct and indirect operating expense) by source were as follows (in thousands, except per share amounts):

                                                        QUARTER ENDED MARCH 31
                                                        ---------------------
                                                          2000         1999
                                                        ---------    --------
Agency Securities                                        $ 10,920    $ 11,817
Non-agency Securities                                       1,390       1,529
CMBS - adjustable-rate                                        542          --
CMO collateral and investments                               (237)     (1,062)
                                                         --------    --------
   Net margin on mortgage assets and other investments     12,615      12,284
Other operating revenue (expense):
   Gain on sale of mortgage assets and derivative
     financial instruments                                     --       1,738
   CMO administration and other                               784       1,470
   Other operating expense                                 (1,729)     (1,585)
                                                         --------    --------
Net income                                               $ 11,670    $ 13,907
                                                         ========    ========
Net income per common share:
   Basic                                                 $   0.11    $   0.14
   Diluted                                                   0.11        0.14

The earning capacity of the Company's mortgage asset portfolios is largely dependent on the overall size and composition of the portfolios, the relationship between short- and long-term interest rates (the "yield curve") and the extent the Company continues to invest its liquidity in these portfolios. As discussed above, the Company is modifying its investment strategy to replace a significant portion of its existing mortgage investments with short maturity and adjustable-rate assets, including but not limited to, credit-sensitive commercial and residential mortgage-backed securities and ARM Agency Securities (see "Financial Condition - Adoption of New Investment Strategy").

Operating results for the quarter ended March 31, 2000 reflect higher borrowing costs incurred financing mortgage securities and other investments primarily because of continued actions by the Federal Reserve to increase short-term interest rates an additional 50 basis points during the first quarter of 2000 for a total of 125 basis points since June 1999. Higher borrowing costs were only partially offset by the benefits of improving yields on ARM securities, investments in higher-yielding CMBS, slower prepayment speeds and fewer common and Preferred B shares outstanding. For a discussion of how the current interest rate environment is expected to impact the second quarter of 2000 see "Financial Condition - Mortgage Securities and Other Investments."

Agency Securities contributed less to operating results during the first quarter of 2000 than in the same period in 1999 because of higher borrowing costs, despite higher average yields, a significantly higher average portfolio outstanding and having employed more capital to this portfolio during the current quarter. Average borrowing costs increased 88 basis points to 5.83 percent during the current quarter, more than twice the 40 basis point improvement in average yields to 6.11 percent. Yields benefited as interest rates on mortgage loans underlying ARM securities continued to reset to levels more reflective of the current interest rate environment and prepayments continued to slow. The average outstanding portfolio of $5.2 billion during the current quarter was 64 percent higher than during the same period in 1999, while on average the Company employed $551 million of its capital to this portfolio during the current quarter compared to $470 million during the same period in 1999. Non-agency Securities contributed less to operating results during the first quarter of 2000 than in the same period in 1999 primarily because of higher borrowing costs. The average outstanding portfolio was

$163 million during the current quarter financed with average borrowings of $119 million, compared to an average outstanding portfolio of $83 million during the same period in 1999 funded almost entirely with equity. Average yields for this portfolio (calculated including mortgage insurance costs) were 7.92 percent during the first quarter compared to 8.05 percent during the same period in 1999.

CMO collateral and investments results benefited from slowing prepayment rates allowing remaining collateral premiums and bond discounts to be amortized to earnings over a longer time frame. In addition, prior period results included the write-off of bond discounts related to the redemption of CMO bonds. Without growth of this portfolio either through the issuance of CMOs in which the Company retains residual interests, or the acquisition of other CMO investments, this portfolio is not expected to provide a positive return on capital employed in future periods.

During the first quarter of 2000 the Company did not recognize any gains or losses on sales of mortgage assets. This compares to prior period sales primarily of remaining purchased interest-only mortgage securities held as CMO investments.

CMO administration and other revenue was lower in 2000 as a consequence of the steady runoff of securitizations on which the Company provides CMO administration services and lower earnings from short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include borrowings under repurchase arrangements, monthly principal and interest payments on mortgage securities and other investments, excess cash flows on CMO collateral and investments and proceeds from sales of mortgage assets (see "Financial Condition - Utilization of Capital and Liquidity"). The Company currently believes that these funds are sufficient for the acquisition of mortgage assets, repayments on borrowings, the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT") and common and preferred share repurchases as described above. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

Borrowings under repurchase arrangements secured by Agency Securities and Non-agency Securities generally have maturities of less than 31 days. The Company has uncommitted repurchase facilities with investment banking firms to finance these mortgage assets, subject to certain conditions. Interest rates on borrowings under these facilities are generally based on overnight to 30-day London Interbank Offered Rate ("LIBOR") rates. The terms and conditions of these arrangements, including interest rates, are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and the securities' credit quality.

Borrowings under repurchase arrangements secured by recent purchases of adjustable-rate CMBS more closely match the interest rate adjustment features and expected life of these investments such that the Company anticipates it can earn more consistent net interest spreads on these investments and, as a result, experience less interest rate volatility than experienced with the Company's existing mortgage investments. Should the Company make significant additional investments in credit-sensitive mortgage securities, it is anticipated that the Company will attempt to lessen interest rate volatility in a similar fashion or through the use of derivative financial instruments ("Derivatives") such as interest rate swaps (see "Effects of Interest Rate Changes" and "Risks Associated with Credit-sensitive Investments").

EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

The Company performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes will have on future earnings. All mortgage assets and Derivatives held, if any, are included in this analysis. In addition, the sensitivity of CMO administration fee income to market interest rate levels is included as well. However, given that in April the Company adopted a new investment strategy focusing on short maturity and adjustable-rate assets and concluded that it would sell a significant portion of its longer maturity mortgage assets by year-end, for this presentation the assets designated for sale are excluded from the March 31, 2000 estimated earnings sensitivity profile. The model incorporates management assumptions regarding the level of prepayments on mortgage assets for a given level of market rate changes using industry estimates of prepayment speeds for various coupon segments. These assumptions are developed through a combination of historical analysis and future expected pricing behavior. Primarily because of the exclusion of longer maturity assets designated for sale as described above, earnings are less sensitive to changes in interest rates at March 31, 2000 than at December 31, 1999, as indicated in the following table:

                                                IMMEDIATE CHANGE IN:
                                      (RATES IN BASIS POINTS, DOLLARS IN THOUSANDS)
                                      --------------------------------------------
30-day LIBOR rate                      Down 100   Down 100       Flat     Up 100
10-year U.S. Treasury rate             Down 100       Flat     Up 100     Up 100
Projected 12-month earnings change:*
   As of March 31, 2000                $ 12,358   $ 17,058   $  4,709   $(19,755)
   As of December 31, 1999               31,160     36,190      5,044    (37,821)

     * Note that the impact of actual or planned acquisitions of mortgage assets subsequent to the indicated period-end (beyond acquisitions necessary to replace runoff) were not factored into the simulation model for purposes of this disclosure.

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

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may impact the Company's earnings in various ways. The Company's earnings currently depend, in part, on the difference between the interest received on mortgage securities and other investments, and the interest paid on related short-term borrowings. The resulting spread may be reduced or even turn negative in a rising short-term interest rate environment. Because a substantial portion of the Company's mortgage investments are ARM mortgage securities, the risk of rising short-term interest rates is generally offset to some extent by increases in the rates of interest earned on the underlying ARM loans, which reset periodically based on underlying indices (generally 6-month LIBOR and 1-year U.S. Treasury rates). Since ARM loans generally limit the amount of such increases during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans contributing to lower or even negative financing spreads. At other times, as seen in 1998, declines in these indices may be greater than declines in the Company's borrowing rates which are generally based on 30-day LIBOR, contributing to lower or even negative financing spreads. The Company may invest in Derivatives from time to time as a hedge against rising interest rates on a portion of its short-term borrowings. At March 31, 2000 the Company did not own any Derivatives as a hedge against rising interest rates.

Another effect of changes in interest rates is that as long-term interest rates decrease the rate of principal prepayments on mortgage loans underlying mortgage investments generally increases. To the extent the proceeds of prepayments on mortgage investments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such investments, earnings may be adversely affected. As seen in 1998 prolonged periods of high prepayments can significantly reduce the expected life of mortgage investments; therefore, the actual yields realized can be lower due to faster amortization of purchase premiums. In addition, the rates of interest earned on ARM investments generally will decline during periods of falling short-term interest rates as the underlying ARM loans reset at lower rates.

Changes in interest rates also impact earnings recognized from CMO investments, which have consisted primarily of interest-only mortgage securities and fixed-rate CMO residuals (see "Financial Condition"). The amount of income that may be generated from interest-only mortgage securities is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below interest rates on the collateral, principal prepayments may increase, reducing or even turning negative the overall return on these investments. As seen in 1998 sustained periods of high prepayments can result in losses. Conversely, if mortgage interest rates rise, interest-only mortgage securities tend to perform favorably because underlying mortgage loans will generally prepay at slower rates, thereby increasing overall returns. The Company sold its investments in interest-only mortgage securities in connection with the 1998 restructuring of its mortgage asset portfolios.

CMO residuals behave similarly to interest-only mortgage securities. As seen in 1998 if mortgage interest rates fall, prepayments on the underlying mortgage loans generally will be higher, thereby reducing or even turning negative the overall returns on these investments. This is due primarily to the acceleration of the amortization of bond discounts as bond classes are repaid more rapidly than originally anticipated. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, improving the overall return on an investment in a fixed-rate CMO residual because of an increase in time over which the Company receives the larger positive interest spread.

The Company periodically sells mortgage assets, which may increase income volatility because of the recognition of transactional gains or losses. Such sales may become attractive as values of mortgage assets fluctuate with changes in interest rates. At other times, such as in 1998, it may become prudent to significantly downsize the mortgage asset portfolios to mitigate exposure to further declines in mortgage interest rates or, as is currently being considered, to shift the Company's investment focus to credit-sensitive mortgage assets (see "Financial Condition - Proposed Change in Investment Strategy").

RISKS ASSOCIATED WITH CREDIT-SENSITIVE INVESTMENTS

CMBS are generally viewed as exposing an investor to greater risk of loss than residential mortgage-backed securities since such securities are typically secured by larger loans to fewer obligors than residential mortgage-backed securities. Commercial property values and net operating income are subject to volatility, and net operating income may be sufficient or insufficient to cover debt service on the related mortgage loan at any given time. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project and the ability of the applicable property to produce net operating income rather than upon the liquidation value of the underlying real estate. Even when the current net operating income is sufficient to cover debt service, there can be no assurance that this will continue to be the case in the future.

Additionally, commercial properties may not readily be convertible to alternative uses if such properties were to become unprofitable due to competition, age of improvements, decreased demand, regulatory changes or other factors. The conversion of commercial properties to alternate uses generally requires substantial capital expenditures, which may or may not be available.

The availability of credit for commercial mortgage loans will be significantly dependent upon economic conditions in the markets where such properties are located, as well as the willingness and ability of lenders to make such loans. The availability of funds in the credit markets fluctuates and there can be no assurance that the availability of such funds will increase above, or will not contract below current levels. In addition, the availability of similar commercial properties, and the competition for available credit, may affect the ability of potential purchasers to obtain financing for the acquisition of properties. This could effect the repayment of commercial mortgages pledged to secure CMBS.

Credit-sensitive residential mortgage-backed securities differ from CMBS in several important ways, yet can still carry substantial credit risk. Residential mortgage securities typically are secured by smaller loans to more obligors than CMBS, thus spreading the risk of mortgagor default. However, most of the mortgages supporting these securities are made to homeowners that do not qualify for Agency loan programs for reasons including loan size, financial condition, or work or credit history that may be indicative of higher risk of default than loans qualifying for such programs. As with CMBS, in instances of default the Company may incur losses if the proceeds from the sale of the underlying collateral less related foreclosure costs, are less than the unpaid principal balance of the mortgage loan. However, with residential mortgage-backed securities, this risk may be mitigated by various forms of credit enhancements including, but not limited to, primary mortgage insurance.

Through the process of securitizing both commercial and residential mortgages, credit risk can be heightened or minimized. Senior classes in multi-class securitizations generally have first priority over cash flows from a pool of mortgages and, as a result, carry the least risk, highest investment ratings and the lowest yields. Typically a securitization will also have mezzanine classes and subordinated classes. Mezzanine classes will generally have somewhat lower credit ratings and may have average lives that are longer than the senior classes. Subordinate classes are junior in the right to receive cash flow from the underlying mortgages, thus providing credit enhancement to the senior and mezzanine classes. As a result, subordinated securities will have lower credit ratings because of the elevated risk of credit loss inherent in these securities.

The availability of capital from external sources to finance investments in credit-sensitive CMBS and residential mortgage-backed securities that are not financed to maturity at acquisition may be diminished during periods of mortgage finance market illiquidity, such as was experienced in 1998. Additionally, if market conditions deteriorate resulting in substantial declines in value of these securities, sufficient capital may not be available to support the continued ownership of such investments, requiring these securities to be sold at a loss.

There can be no assurance as to what extent, if any, beyond the initial purchases of CMBS described previously, this proposed strategy to invest in CMBS or other credit-sensitive securities will be implemented and, if implemented, whether or not it will be successful in meeting the Company's goals. In addition, there can be no assurance that the Company will be able to successfully assess and monitor these risks.

OTHER

FORWARD LOOKING STATEMENTS

This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. The Company's actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of the Company's investments and unforeseen factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments, fluctuations in and market expectations for fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors.

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


                                        CAPSTEAD MORTGAGE CORPORATION



Date:  May 5, 2000                      By:  /s/ ANDREW F. JACOBS
                                             ------------------------------
                                             Andrew F. Jacobs
                                             Executive Vice President - Finance



Date:  May 5, 2000                      By:  /s/ PHILLIP A. REINSCH
                                             ------------------------------
                                             Phillip A. Reinsch
                                             Senior Vice President - Control

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  12       Computation of Ratio of Earnings to Combined Fixed Charges and
           Preferred Stock Dividends

  27       Financial Data Schedule (electronic filing only)