Form 10-Q
period 2000-06-30
CAPSTEAD MORTGAGE CORP
filed 2000-08-14
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ____________ TO ______________

                         COMMISSION FILE NUMBER: 1-8996

                          CAPSTEAD MORTGAGE CORPORATION
             (Exact name of Registrant as specified in its Charter)

          MARYLAND                                               75-2027937
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

8401 NORTH CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TX               75225
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

Common Stock ($0.01 par value)              22,590,431 as of August 10, 2000


================================================================================

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000


                                      INDEX




                        PART I. -- FINANCIAL INFORMATION


                                                                                       PAGE
                                                                                       ----
ITEM 1.  Financial Statements

   Consolidated Balance Sheets - June 30, 2000 and December 31, 1999 .................     3

   Consolidated Statements of Operations - Quarter and Six Months Ended
     June 30, 2000 and 1999 ..........................................................     4

   Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999 ...     5

   Notes to Consolidated Financial Statements ........................................     6

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .............................    15

ITEM 3. Qualitative and Quantitative Disclosure of Market Risk .......................    26

ITEM 4. Submission of Matters to a Vote of Security Holders ..........................    26


                          PART II. - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K ............................................    26

SIGNATURES ...........................................................................    27

                        PART I. -- FINANCIAL INFORMATION
                          CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 1.       FINANCIAL STATEMENTS



                                                                     JUNE 30, 2000        DECEMBER 31,
                                                                     -------------        ------------
                                                                      (UNAUDITED)
ASSETS
   Mortgage securities and other investments                          $ 4,852,532         $ 5,408,714
   CMO collateral and investments                                       3,341,119           3,318,886
                                                                      -----------         -----------
                                                                        8,193,651           8,727,600

   Prepaids, receivables and other                                         54,223              48,451
   Restricted cash and cash equivalents                                        --               2,500
   Cash and cash equivalents                                               11,411              28,488
                                                                      -----------         -----------
                                                                      $ 8,259,285         $ 8,807,039
                                                                      ===========         ===========

LIABILITIES
   Borrowings under repurchase arrangements                           $ 4,394,727         $ 4,872,392
   Collateralized mortgage obligations                                  3,315,301           3,289,584
   Accounts payable and accrued expenses                                   17,311              30,673
                                                                      -----------         -----------
                                                                        7,727,339           8,192,649
                                                                      -----------         -----------

PREFERRED STOCK SUBJECT TO REPURCHASE
   $0.10 par value; 10,756 shares authorized, issued and
     outstanding ($52,735 aggregate repurchase amount)                     50,421              50,584
                                                                      -----------         -----------

STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value;
     89,244 shares authorized:
       $1.60 Cumulative Preferred Stock, Series A,
         374 shares issued and outstanding
         ($6,134 aggregate liquidation preference)                          5,228               5,228
       $1.26 Cumulative Convertible Preferred Stock, Series B,
         15,977 and 16,673 shares issued and outstanding
         at June 30, 2000 and December 31, 1999, respectively
         ($181,822 aggregate liquidation preference)                      178,466             186,248
   Common stock - $0.01 par value; 100,000 shares authorized;
     22,590 and 28,428 shares issued and outstanding
     at June 30, 2000 and December 31, 1999, respectively                     226                 284
   Paid-in capital                                                        715,357             769,902
   Accumulated deficit                                                   (394,127)           (304,568)
   Accumulated other comprehensive loss                                   (23,625)            (93,288)
                                                                      -----------         -----------
                                                                          481,525             563,806
                                                                      -----------         -----------
                                                                      $ 8,259,285         $ 8,807,039
                                                                      ===========         ===========



See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                      QUARTER ENDED                SIX MONTHS ENDED
                                                                         JUNE 30                       JUNE 30
                                                                 -----------------------       ------------------------
                                                                    2000          1999            2000           1999
                                                                 ---------      --------       ---------      ---------
INTEREST INCOME:
   Mortgage securities and other investments                     $  85,058      $  78,150      $ 169,958      $ 125,462
   CMO collateral and investments                                   61,739         68,041        119,667        145,071
                                                                 ---------      ---------      ---------      ---------
       Total interest income                                       146,797        146,191        289,625        270,533
                                                                 ---------      ---------      ---------      ---------

INTEREST AND RELATED EXPENSE:
   Borrowings under repurchase arrangements                         74,300         60,327        146,208         94,241
   Collateralized mortgage obligations                              62,054         67,915        119,957        145,432
   Mortgage insurance and other                                        417            522            819          1,149
                                                                 ---------      ---------      ---------      ---------
       Total interest and related expense                          136,771        128,764        266,984        240,822
                                                                 ---------      ---------      ---------      ---------
         Net margin on mortgage assets and other investments        10,026         17,427         22,641         29,711
                                                                 ---------      ---------      ---------      ---------

OTHER REVENUE (EXPENSE):
   Loss on portfolio restructuring                                 (88,528)            --        (88,528)            --
   Loss on mortgage securities held-for-sale                        (1,480)            --         (1,480)            --
   Severance costs                                                  (3,607)            --         (3,607)            --
   CMO administration and other                                        893            903          1,677          4,111
   Other operating expense                                          (1,556)        (1,647)        (3,285)        (3,232)
                                                                 ---------      ---------      ---------      ---------
       Total other revenue (expense)                               (94,278)          (744)       (95,223)           879
                                                                 ---------      ---------      ---------      ---------
NET INCOME (LOSS)                                                $ (84,252)     $  16,683      $ (72,582)     $  30,590
                                                                 =========      =========      =========      =========
Net income (loss)                                                $ (84,252)     $  16,683      $ (72,582)     $  30,590
Less cash dividends on preferred shares                             (5,723)        (5,725)       (11,995)       (11,409)
                                                                 ---------      ---------      ---------      ---------
Net income (loss) available to common stockholders               $ (89,975)     $  10,958      $ (84,577)     $  19,181
                                                                 =========      =========      =========      =========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE             $   (3.98)     $    0.38      $   (3.61)     $    0.65

CASH DIVIDENDS DECLARED PER SHARE:
   Common                                                        $   0.160      $   0.360      $   0.380      $   0.640
   Series A preferred                                                0.400          0.400          0.800          0.800
   Series B preferred                                                0.315          0.315          0.630          0.630
   Series C preferred                                                0.140             --          0.280             --
   Series D preferred                                                0.100             --          0.200             --




See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30
                                                                             -----------------------------
                                                                                 2000             1999
                                                                             ------------     ------------
OPERATING ACTIVITIES:
   Net income (loss)                                                         $   (72,582)     $    30,590
   Noncash items:
     Amortization of discount and premium                                          9,861           23,177
     Depreciation and other amortization                                             467              531
   Loss on portfolio restructuring                                                88,528               --
   Loss on mortgage securities held-for-sale                                       1,480               --
   Gain on sale of mortgage assets and derivative financial instruments               --           (1,738)
   Net change in prepaids, receivables, other assets,
     accounts payable and accrued expenses                                        (9,590)         (16,983)
                                                                             -----------      -----------
       Net cash provided by operating activities                                  18,164           35,577
                                                                             -----------      -----------

INVESTING ACTIVITIES:
   Purchases of mortgage securities and other investments                     (1,203,840)      (3,937,696)
   Purchases of CMO collateral                                                  (235,999)              --
   Principal collections on mortgage investments                                 426,278          677,723
   Proceeds from sale of mortgage assets                                       1,303,638          114,763
   Proceeds from sale and settlement of derivative financial instruments              --           12,595
   CMO collateral:
     Principal collections                                                       210,956          747,542
     Decrease in accrued interest receivable                                       1,407            5,790
     Decrease in short-term investments                                               64           13,171
                                                                             -----------      -----------
       Net cash provided by (used in) investing activities                       502,504       (2,366,112)
                                                                             -----------      -----------

FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings                                 (477,665)       3,205,740
   Collateralized mortgage obligations:
     Issuance of securities                                                      235,999               --
     Principal payments on securities                                           (215,273)        (888,747)
     Decrease in accrued interest payable                                         (1,248)          (5,716)
   Capital stock transactions                                                    (62,594)         (15,562)
   Dividends paid                                                                (16,964)         (19,276)
                                                                             -----------      -----------
       Net cash provided by (used in) financing activities                      (537,745)       2,276,439
                                                                             -----------      -----------

Net change in cash and cash equivalents                                          (17,077)         (54,096)
Cash and cash equivalents at beginning of period                                  28,488           73,385
                                                                             -----------      -----------

Cash and cash equivalents at end of period                                   $    11,411      $    19,289
                                                                             ===========      ===========


See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 1 - BUSINESS

Capstead Mortgage Corporation, a mortgage investment firm, earns income from investing in mortgage assets on a leveraged basis and from other investment strategies.

Election of New Leadership. At the Company's Annual Meeting of Stockholders held April 20, 2000 (the "Annual Meeting"), stockholders elected a new Board of Directors including Wesley R. Edens, chairman of the board of Fortress Investment Group LLC ("Fortress"). An affiliate of Fortress acquired the Company's Series C and D preferred shares in December 1999 and on July 1, 2000 completed a tender offer acquiring 2.9 million common shares. Together, these investments represent 30% of the voting shares of Capstead. The composition of the new Board of Directors includes four members designated by Fortress and three members designated by Capstead, two of whom are continuing directors from the previous Board. In addition, the Board announced the appointment of Mr. Edens to the positions of Chairman of the Board and Chief Executive Officer of the Company and Ronn K. Lytle, the Company's previous chairman and chief executive, to the position of Vice Chairman of the Board.

Adoption of New Investment Strategy. During 1999 the Company's primary focus consisted of managing a portfolio of single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). On April 20, 2000 the Board approved modifying the Company's investment strategy to focus on short maturity and adjustable-rate assets, including but not limited to, credit-sensitive commercial and residential mortgage-backed securities and ARM Agency Securities. In connection with this modification, during the second quarter the Company sold $1.4 billion of fixed-rate and medium-term mortgage investments and designated for sale nearly $700 million of primarily medium-term securities, incurring a charge to operating results of $88.5 million consisting of realized losses of $70.9 million and a $17.6 million reduction in the Company's basis in securities now classified as held-for-sale. With the capital made available from these sales, the Company acquired $1.1 billion of ARM Agency Securities during the second quarter and will continue to redeploy its capital into suitable investments in keeping with the new investment strategy. The Company currently expects to complete the portfolio restructuring over the next 12 months.

NOTE 2 - BASIS OF PRESENTATION AND 1-FOR-2 REVERSE COMMON STOCK SPLIT

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

1-For-2 Reverse Common Stock Split. At the Company's Annual Meeting, stockholders approved a 1-for-2 reverse common stock split. Accordingly, the Board of Directors established the close of business on May 8, 2000 as the effective date for the reverse split. The first day the common shares traded post-split was May 9, 2000. The reverse split reduced the number of outstanding common shares to approximately 22.6 million. All share and per share information presented has been restated to reflect the reverse common stock split.

NOTE 3 - SHARE REPURCHASES AND DECLARATION OF COMMON STOCK DIVIDEND

During the six months ended June 30, 2000, the Company acquired, through open market purchases, 376,950 common shares at an average price of $7.77 (including transaction costs) and 694,100 shares of its Series B preferred shares at an average price of $9.44 (including transaction costs). On January 25, 2000 the Company purchased 5,568,500 common shares at a price of $9.27 per share (including transaction costs) pursuant to a tender offer that closed on January 14, 2000. Since share repurchases began in December 1998 through July 31, 2000, the Company has repurchased 26.9% of its outstanding common shares and 7.8% of its Series B preferred shares. As of July 31, 2000, the Company had remaining authorization to repurchase 819,300 common shares and 648,300 Series B preferred shares.

On July 27, 2000 the Board of Directors declared a second quarter dividend of $0.16 per common share, payable August 18 to stockholders of record as of August 2, 2000.

NOTE 4 - NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) after deducting preferred share dividends* by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss), after deducting preferred share dividends for antidilutive convertible preferred shares, by the weighted average number of common shares, dilutive stock options and dilutive convertible preferred shares outstanding. The components of the computation of basic and diluted net income (loss) per share for the periods indicated are as follows (in thousands, except per share data):

                                                            QUARTER ENDED JUNE 30          SIX MONTHS ENDED
                                                            ----------------------      -----------------------
                                                                2000         1999          2000          1999
                                                            ---------     --------      ---------     ---------
Numerator for basic net income (loss) per common share:
   Net income (loss)                                        $(84,252)     $ 16,683      $(72,582)     $ 30,590
   Less all preferred share dividends*                        (5,723)       (5,725)      (11,995)      (11,409)
                                                            --------      --------      --------      --------
   Net income (loss) available to common
     stockholders                                           $(89,975)     $ 10,958      $(84,577)     $ 19,181
                                                            ========      ========      ========      ========

Weighted average common shares outstanding                    22,588        29,194        23,452        29,629
Basic net income (loss) per common share                    $  (3.98)     $   0.38      $  (3.61)     $   0.65
Numerator for diluted net income (loss) per
   common share:
   Net income (loss)                                        $(84,252)     $ 16,683      $(72,582)     $ 30,590
   Less cash dividends paid on antidilutive
     convertible preferred shares:
     Series A                                                   (150)         (150)         (299)         (299)
     Series B                                                 (5,093)       (5,378)      (10,315)      (10,816)
     Series B repurchase amounts less than
       (in excess of) book value*                                811          (197)        1,200          (294)
     Series C                                                   (753)           **        (1,506)           **
     Series D                                                   (538)           **        (1,075)           **
                                                            --------      --------      --------      --------
                                                            $(89,975)     $ 10,958      $(84,577)     $ 19,181
                                                            ========      ========      ========      ========

                                                                QUARTER ENDED JUNE 30      SIX MONTHS ENDED
                                                                ---------------------    --------------------
                                                                  2000         1999       2000         1999
                                                                -------       -------    ------       -------
Denominator for diluted net income (loss) per common share:
   Weighted average common shares outstanding                    22,588       29,194      23,452       29,629
   Net effect of dilutive stock options                              --           10          --           11
   Net effect of dilutive preferred shares                           --           --          --           --
                                                                -------      -------     -------      -------
                                                                 22,588       29,204      23,452       29,640
                                                                =======      =======     =======      =======

Diluted net income (loss) per common share                      $ (3.98)     $  0.38     $ (3.61)     $  0.65

* Included as a component of the Series B preferred share dividends in the calculation of both basic and diluted net income (loss) per common share, is the difference between repurchase amounts and the Series B preferred shares book value of $11.17 per share.
**     Not applicable.

NOTE 5 - MORTGAGE SECURITIES AND OTHER INVESTMENTS

Mortgage securities investments and the related average effective interest rates (calculated for the quarter then ended including mortgage insurance costs on non-agency securities and excluding unrealized gains and losses) were as follows (dollars in thousands):

                                                                                                                 AVERAGE
                                       PRINCIPAL       PREMIUMS                         CARRYING      AVERAGE    EFFECTIVE
                                        BALANCE       (DISCOUNTS)         BASIS          AMOUNT       COUPON       RATE
                                      -----------     -----------      -----------     -----------   --------    ---------
JUNE 30, 2000                                                                              *            **          **
Mortgage securities held-for-sale     $   696,289     $   (14,560)     $   681,729     $   681,729       6.13%      6.53%
                                      -----------     -----------      -----------     -----------      -----      -----
Mortgage securities portfolio:
   Agency Securities:
     FNMA/FHLMC:
       Fixed-rate                           3,790              18            3,808           4,047      10.00       9.67
       Medium-term                        221,180           1,220          222,400         217,452       6.48       6.25
       ARMs                             1,275,499          22,763        1,298,262       1,298,712       7.51       6.52
     GNMA ARMs                          2,400,838          18,484        2,419,322       2,397,974       6.65       6.35
                                      -----------     -----------      -----------     -----------      -----      -----
                                        3,901,307          42,485        3,943,792       3,918,185       6.92       6.40
   Non-agency securities                  175,220             341          175,561         176,721       8.09       7.88
   CMBS - adjustable-rate                  75,913            (887)          75,026          75,897       8.67       8.90
                                      -----------     -----------      -----------     -----------      -----      -----
                                        4,152,440          41,939        4,194,379       4,170,803       7.01       6.52
                                      -----------     -----------      -----------     -----------      -----      -----
                                      $ 4,848,729     $    27,379      $ 4,876,108     $ 4,852,532       6.88%      6.52%
                                      ===========     ===========      ===========     ===========      =====      =====
DECEMBER 31, 1999
Agency Securities:
   FNMA/FHLMC:
     Fixed-rate                       $ 1,063,822     $    (2,924)     $ 1,060,898     $ 1,009,577       6.18%      6.23%
     Medium-term                        1,123,984           4,516        1,128,500       1,103,704       6.15       5.89
     ARMs                               1,153,835          22,394        1,176,229       1,173,012       6.78       5.63
   GNMA ARMs                            1,924,659          26,083        1,950,742       1,936,032       6.29       5.65
                                      -----------     -----------      -----------     -----------      -----      -----
                                        5,266,300          50,069        5,316,369       5,222,325       6.35       5.81
Non-agency securities                     126,431             385          126,816         127,059       8.34       8.06
CMBS - adjustable-rate                     60,182            (852)          59,330          59,330       7.54       8.53
                                      -----------     -----------      -----------     -----------      -----      -----
                                      $ 5,452,913     $    49,602      $ 5,502,515     $ 5,408,714       6.41%      5.87%
                                      ===========     ===========      ===========     ===========      =====      =====

* Includes unrealized gains and losses as of the indicated balance sheet date, if applicable (see NOTE 9).
** Average Coupon is calculated as of the indicated balance sheet date. Average Effective Rate is calculated for the quarter then ended.

The Company classifies its Agency Securities and non-agency securities by interest rate characteristics of the underlying single-family residential mortgage loans. Commercial mortgage-backed securities ("CMBS") are classified in a similar fashion. Fixed-rate mortgage securities either (i) have fixed rates of interest for their entire terms, (ii) have an initial fixed-rate period of 10 years after origination and then adjust annually based on a specified margin over 1-year U.S. Treasury Securities ("1-year Treasuries"), or (iii) were previously classified as medium-term and have adjusted to a fixed rate for the remainder of their terms. Medium-term mortgage securities either (i) have an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year Treasuries, (ii) have initial interest rates that adjust one time, approximately 5 years following origination of the mortgage loan, based on a specified margin over Fannie Mae yields for 30-year, fixed-rate commitments at the time of adjustment, or (iii) are fixed-rate mortgage securities that have expected weighted average lives of 5 years or less. Adjustable-rate mortgage ("ARM") securities either (i) adjust semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), (ii) adjust annually based on a specified margin over 1-year Treasuries ("CMT"), (iii) adjust monthly based on a specific margin over the Cost of Funds Index as published by the Eleventh District Federal Reserve Bank ("COFI"), (iv) were previously classified as medium-term and have begun adjusting annually based on a specified margin over 1-year Treasuries, or (v) in the case of CMBS held as of June 30, 2000, adjust monthly based on a specified margin over 30-day LIBOR.

Agency Securities are currently AAA-rated and have no direct foreclosure risk. Non-agency securities consist of private mortgage pass-through securities backed primarily by single-family jumbo-sized residential mortgage loans whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers, and other AAA-rated private mortgage securities (together, "Non-agency Securities"). Although currently investment grade, CMBS held by the Company at June 30, 2000 carry credit risk associated with the underlying commercial mortgage loans. Features of the related CMBS issuance, including subordinated securities held by other investors, help mitigate this risk. The maturity of mortgage-backed securities is directly affected by the rate of principal prepayments on the underlying loans.

NOTE 6 - CMO COLLATERAL AND INVESTMENTS

CMO collateral consists of fixed-rate, medium-term and adjustable-rate mortgage securities collateralized by single-family residential mortgage loans and related short-term investments, both pledged to secure CMO borrowings ("Pledged CMO Collateral"). All principal and interest on pledged mortgage securities is remitted directly to collection accounts maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the pledged mortgage securities and the reinvestment income earned thereon are available for the payment of principal and interest on CMO borrowings. Pledged mortgage securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. The Company has retained $927,000 of credit risk in the form of subordinated bonds associated with approximately $543 million of Pledged CMO Collateral remaining outstanding as of June 30, 2000. The weighted average effective interest rate for total Pledged CMO Collateral was 7.38% during the quarter ended June 30, 2000.

CMO investments currently consist of reserve funds retained by the Company in connection with two 1993 mortgage loan sales. These reserve funds are available to pay special hazard (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs associated with approximately $137 million of loans remaining outstanding as of June 30, 2000 from the related securitizations.

The components of CMO collateral and investments are summarized as follows (in thousands):

                                    JUNE 30, 2000   DECEMBER 31, 1999
                                    -------------   -----------------
Pledged CMO Collateral:
  Pledged mortgage securities        $3,301,187        $3,283,848
  Short-term investments                    696               760
  Accrued interest receivable            19,971            19,461
                                     ----------        ----------
                                      3,321,854         3,304,069
  Unamortized premium                    16,039            11,633
                                     ----------        ----------
                                      3,337,893         3,315,702
CMO investments                           3,226             3,184
                                     ----------        ----------
                                     $3,341,119        $3,318,886
                                     ==========        ==========

NOTE 7 - BORROWINGS UNDER REPURCHASE ARRANGEMENTS

Borrowings made under uncommitted repurchase arrangements with investment banking firms pursuant to which the Company pledges residential mortgage assets as collateral generally have maturities of less than 31 days. Repurchase arrangements with CMBS pledged as collateral generally have maturities similar to the expected maturities of the related collateral. The terms and conditions of these arrangements, including interest rates, are negotiated on a transaction-by-transaction basis. Repurchase arrangements and related average effective interest rates are classified by type of collateral and maturities as follows as of the indicated balance sheet date (dollars in thousands):

                                                             JUNE 30, 2000                DECEMBER 31, 1999
                                              --------------------------     --------------------------
                                                                WEIGHTED                      WEIGHTED
                                                BORROWINGS       AVERAGE       BORROWINGS     AVERAGE
                                               OUTSTANDING        RATE        OUTSTANDING       RATE
                                              -------------     --------     -------------   ----------
Agency Securities (less than 31 days)         $  4,126,274          6.56%     $ 2,405,436          5.81%
Agency Securities (31 to 90 days)                   97,229          6.57        2,012,810          6.38
Agency Securities (over 90 days)                        --            --          280,347          6.41
Non-agency Securities (less than 31 days)          108,868          6.82               --            --
Non-agency Securities (over 90 days)                    --            --          124,361          6.62
CMBS (over 1 year)                                  62,356          7.18           49,438          7.01
                                              ------------                    -----------
                                              $  4,394,727                    $ 4,872,392
                                              ============                    ===========

The weighted average effective interest rate on borrowings under repurchase arrangements was 6.26% during the quarter ended June 30, 2000. As of June 30, 2000, $4.6 billion of mortgage securities were pledged as collateral under repurchase arrangements.

NOTE 8 - COLLATERALIZED MORTGAGE OBLIGATIONS

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

The components of CMOs along with selected other information are summarized as follows (dollars in thousands):

                                   JUNE 30, 2000   DECEMBER 31, 1999
                                   -------------   -----------------
CMOs                                $ 3,299,643      $ 3,281,464
Accrued interest payable                 18,765           18,096
                                    -----------      -----------
   Total obligation                   3,318,408        3,299,560
Unamortized discount                     (3,107)          (9,976)
                                    -----------      -----------
                                    $ 3,315,301      $ 3,289,584
                                    ===========      ===========

Range of average interest rates     5.03% to 9.45%   5.13% to 9.45%
Range of stated maturities          2008 to 2030     2008 to 2028
Number of series                        25               24

The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption, generally at the Company's option, provided that certain requirements specified in the related indenture have been met (referred to as "Clean-up Calls"); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The average effective interest rate for all CMOs was 7.47% during the quarter ended June 30, 2000.

NOTE 9 - DISCLOSURES REGARDING FAIR VALUES OF DEBT SECURITIES

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

                                                     GROSS          GROSS
                                                   UNREALIZED     UNREALIZED        FAIR
                                      BASIS          GAINS          LOSSES         VALUE
                                   -----------    -----------    -----------    -----------
AS OF JUNE 30, 2000
Agency Securities:
   Fixed-rate                      $     3,808     $      239     $       --     $    4,047
   Medium-term                         222,400             --          4,948        217,452
   ARMs                              3,717,584          3,932         24,830      3,696,686
Non-agency Securities                   89,013          1,179             19         90,173
CMBS - adjustable-rate                  75,026            871             --         75,897
CMO collateral and investments          86,654            270            319         86,605
                                   -----------    -----------    -----------    -----------
                                   $ 4,194,485     $    6,491     $   30,116     $4,170,860
                                   ===========    ===========    ===========    ===========

                                                     GROSS          GROSS
                                                  UNREALIZED      UNREALIZED        FAIR
                                      BASIS          GAINS          LOSSES         VALUE
                                   -----------    -----------     ----------     ----------
AS OF DECEMBER 31, 1999
Agency Securities:
   Fixed-rate                      $ 1,060,898     $      268     $   51,589     $1,009,577
   Medium-term                       1,128,500             39         24,835      1,103,704
   ARMs                              3,126,971          4,659         22,586      3,109,044
Non-agency Securities                   28,817            249              6         29,060
CMBS - adjustable-rate                  59,330             --             --         59,330
CMO collateral and investments         103,142            697            184        103,655
                                   -----------     ----------     ----------     ----------
                                   $ 5,507,658     $    5,912     $   99,200     $5,414,370
                                   ===========     ==========     ==========     ==========

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Non-agency Securities. The following table summarizes fair value disclosures for debt securities held-to-maturity (in thousands):

                                                   GROSS         GROSS
                                                UNREALIZED     UNREALIZED        FAIR
                                    BASIS          GAINS         LOSSES         VALUE
                                 ----------     ----------     ----------     ----------
     AS OF JUNE 30, 2000
     Non-agency Securities       $   86,548     $      875     $       --     $   87,423
     Pledged CMO Collateral       3,254,514          1,418         16,222      3,239,710
                                 ----------     ----------     ----------     ----------
                                 $3,341,062     $    2,293     $   16,222     $3,327,133
                                 ==========     ==========     ==========     ==========

     AS OF DECEMBER 31, 1999
     Non-agency Securities       $   97,999     $    1,277     $       --     $   99,276
     Pledged CMO Collateral       3,215,231          1,620         18,183      3,198,668
                                 ----------     ----------     ----------     ----------
                                 $3,313,230     $    2,897     $   18,183     $3,297,944
                                 ==========     ==========     ==========     ==========

Sales of released CMO collateral occasionally occur provided the collateral has paid down to within 15% of its original issuance amounts. The following table summarizes disclosures related to dispositions of debt securities (in thousands):

                                                 QUARTER ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                                ------------------------     ----------------------------
                                                    2000          1999           2000            1999
                                                -----------      -------     -----------      -----------
Sale of securities held available-for-sale:
   Amortized cost                               $ 1,374,558      $    --     $ 1,374,558      $     7,573
   Gains (losses)                                   (70,920)          --         (70,920)           1,761

NOTE 10 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is net income (loss) plus other comprehensive income
(loss), which, for the periods presented, consists of the change in unrealized gain (loss) on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (loss) for the periods indicated (in thousands):

                                                                 QUARTER ENDED                SIX MONTHS ENDED
                                                                    JUNE 30                       JUNE 30
                                                            ------------------------      ------------------------
                                                               2000           1999           2000          1999
                                                            ---------      ---------      ---------      ---------

Net income (loss)                                           $ (84,252)     $  16,683      $ (72,582)     $  30,590
                                                            ---------      ---------      ---------      ---------
Other comprehensive income (loss):
   Unrealized gain (loss) on debt securities:
     Change in unrealized gain (loss) during period            (7,156)       (48,096)       (18,865)       (35,550)
     Reclassification adjustment for (gain) loss
       included in net income (loss)                           88,528           --           88,528         (1,761)
                                                            ---------      ---------      ---------      ---------
         Other comprehensive income (loss)                     81,372        (48,096)        69,663        (37,311)
                                                            ---------      ---------      ---------      ---------
Comprehensive loss                                          $  (2,880)     $ (31,413)     $  (2,919)     $  (6,721)
                                                            =========      =========      =========      =========

NOTE 11 -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                                             QUARTER ENDED JUNE 30
                                                             ------------------------------------------------------
                                                                       2000                          1999
                                                             -----------------------        -----------------------
                                                               AMOUNT       AVERAGE           AMOUNT       AVERAGE
                                                             ---------     ---------        ---------     ---------

Interest income:
   Mortgage securities and other investments                 $  85,058        6.52%          $  78,150       5.70%
   CMO collateral and investments                               61,739        7.37              68,041       7.12
                                                             ---------                       ---------
     Total interest income                                     146,797                         146,191
                                                             ---------                       ---------
Interest expense:
   Short-term borrowings                                        74,300        6.26              60,327       4.87
   CMOs                                                         62,054        7.47              67,915       7.16
                                                             ---------                       ---------
     Total interest expense                                    136,354                         128,242
                                                             ---------                       ---------
Net interest                                                 $  10,443                       $  17,949
                                                             =========                       =========


                                                                           SIX MONTHS ENDED JUNE 30
                                                             ------------------------------------------------------
                                                                       2000                          1999
                                                             -----------------------        -----------------------
                                                               AMOUNT       AVERAGE           AMOUNT       AVERAGE
                                                             ---------     ---------        ---------     ---------

Interest income:
   Mortgage securities and other investments                 $ 169,958        6.37%          $ 125,462       5.74%
   CMO collateral and investments                              119,667        7.23             145,071       7.15
                                                             ---------                       ---------
     Total interest income                                     289,625                         270,533
                                                             ---------                       ---------
Interest expense:
   Short-term borrowings                                       146,208        6.05              94,241       4.90
   CMOs                                                        119,957        7.30             145,432       7.23
                                                             ---------                       ---------
     Total interest expense                                    266,165                         239,673
                                                             ---------                       ---------
Net interest                                                 $  23,460                       $  30,860
                                                             =========                       =========

The following tables summarize increases (decreases) in interest income and interest expense due to changes in interest rates versus changes in volume for the periods indicated (in thousands):

                                                                      QUARTER ENDED JUNE 30, 2000
                                                                  -------------------------------------
                                                                   RATE*         VOLUME*        TOTAL
                                                                  -------       ---------      --------

         Interest income:
            Mortgage securities and other investments              $ 10,876     $  (3,968)      $  6,908
            CMO collateral and investments                            2,314        (8,616)        (6,302)
                                                                   --------     ---------       --------
              Total interest income                                  13,190       (12,584)           606
                                                                   --------     ----------      --------

         Interest expense:
            Short-term borrowings                                    16,627        (2,654)        13,973
            CMOs                                                      2,810        (8,671)        (5,861)
                                                                   --------    ----------       --------
              Total interest expense                                 19,437       (11,325)         8,112
                                                                   --------     ----------      --------
         Net interest                                              $ (6,247)    $  (1,259)      $ (7,506)
                                                                   ========     =========       ========


                                                                      SIX MONTHS ENDED JUNE 30, 2000
                                                                   -------------------------------------
                                                                     RATE*         VOLUME*       TOTAL
                                                                   --------      ---------     ---------

         Interest income:
            Mortgage securities and other investments              $  14,816    $   29,680     $  44,496
            CMO collateral and investments                             1,446       (26,850)      (25,404)
                                                                   ---------    ----------     ---------
              Total interest income                                   16,262         2,830        19,092
                                                                   ---------    ----------     ---------

         Interest expense:
            Short-term borrowings                                     24,994        26,973        51,967
            CMOs                                                       1,395       (26,870)      (25,475)
                                                                   ---------    ----------     ---------
              Total interest expense                                  26,389           103        26,492
                                                                   ---------    ----------     ---------
         Net interest                                              $ (10,127)   $    2,727     $  (7,400)
                                                                   =========    ==========     =========

         * The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

Stockholder Litigation. During 1998 twenty-four purported class action lawsuits were filed against the Company and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business during various periods between January 28, 1997 and July 24, 1998. The complaints claim that as a result of such alleged improper actions, the market price of the Company's equity securities were artificially inflated during that time period. The complaints seek monetary damages in an undetermined amount. In March 1999 these actions were consolidated and in July 2000 a lead plaintiff group was appointed by the court. It is expected that an amended complaint will be filed by early September 2000 and that the Company will respond to this amended complaint by early November 2000. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the actions. Based on available information, management believes the resolution of these suits will not have a material adverse effect on the financial position of the Company.

Severance Costs. At the Annual Meeting of the Board of Directors in April, a new Chairman of the Board of Directors and Chief Executive Officer ("CEO") was appointed, and Ronn K. Lytle, the Company's former chairman and CEO, terminated his employment with the Company. Non-recurring severance payments of approximately $3.4 million related to the settlement of obligations to Mr. Lytle under the terms of a 1992 Employment Agreement and $225,000 related to the termination of several other employees of the Company were charged to expense in the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Capstead Mortgage Corporation ("Capstead" or the "Company"), a mortgage investment firm, earns income from investing in mortgage assets on a leveraged basis and from other investment strategies.

ELECTION OF NEW LEADERSHIP

At the Company's Annual Meeting of Stockholders held April 20, 2000, stockholders elected a new Board of Directors including Wesley R. Edens, chairman of the board of Fortress Investment Group LLC ("Fortress"). An affiliate of Fortress acquired the Company's Series C and D preferred shares in December 1999 and on July 1, 2000 completed a tender offer acquiring 2.9 million common shares. Together, these investments represent 30% of the voting shares of Capstead. The composition of the new Board of Directors includes four members designated by Fortress and three members designated by Capstead, two of whom are continuing directors from the previous Board. In addition, the Board announced the appointment of Mr. Edens to the positions of Chairman of the Board and Chief Executive Officer of the Company and Ronn K. Lytle, the Company's previous chairman and chief executive, to the position of Vice Chairman of the Board.

Non-recurring severance payments of approximately $3.4 million related to the settlement of obligations to Mr. Lytle under the terms of a 1992 employment agreement and $225,000 related to the termination of several other employees of the Company were charged to expense in the second quarter of 2000.

ADOPTION OF NEW INVESTMENT STRATEGY

During 1999 the Company's primary focus consisted of managing a portfolio of single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). On April 20, 2000 the Board approved modifying the Company's investment strategy to focus on short maturity and adjustable-rate assets, including but not limited to, credit-sensitive commercial and residential mortgage-backed securities and ARM Agency Securities. By focusing the Company's investments on assets that adjust to a more current interest rate within 1- to 12-months, Capstead's new investment strategy is intended to help preserve capital over the long term and improve earnings prospects once interest rates stabilize. In addition, investments in credit-sensitive commercial mortgage-backed securities ("CMBS"), when available at attractive prices, may improve earnings stability during periods of increased interest rate volatility. It will take several quarters to completely transition to the new investment strategy and its benefits may not be fully evident until sometime in 2001.

In connection with this modification, during the second quarter Capstead sold $1.4 billion in fixed-rate and medium-term mortgage investments and designated for sale nearly $700 million of primarily medium-term securities, incurring a charge to operating results of $88.5 million consisting of realized losses of $70.9 million and a $17.6 million reduction in the Company's basis in securities now classified as held-for-sale. With the capital made available from these sales, the Company acquired $1.1 billion of ARM Agency Securities during the second quarter and will continue to redeploy its capital into suitable investments in keeping with the new investment strategy. The Company currently expects to complete the portfolio restructuring over the next 12 months.

MORTGAGE SECURITIES AND OTHER INVESTMENTS

Mortgage securities and other investments consist primarily of high quality single-family residential mortgage-backed securities, most of which are Agency Securities. Agency Securities are currently AAA-rated and have no direct foreclosure risk; however, Capstead is subject to reduced net interest margins during periods of rising short-term interest rates or increasing prepayment rates (see "Effects of Interest Rate Changes"). Non-agency securities consist of private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers and other AAA-rated private mortgage securities (together, "Non-agency Securities"). Although currently investment grade, CMBS held by the Company carry credit risk associated with the underlying commercial mortgage loans. Features of the related CMBS issuances, including subordinated securities held by other investors, helps mitigate this risk (see "Risks Associated With Credit-Sensitive Investments"). The Company classifies its mortgage securities and other investments by interest rate characteristics of the underlying loans or the securities themselves (see "NOTE 5" to the accompanying consolidated financial statements). Mortgage securities and other investments are financed under repurchase arrangements with investment banking firms pursuant to which the portfolios are pledged as collateral (see "Liquidity and Capital Resources"). The following yield and cost analysis illustrates results achieved during the most recent quarter for each component of the Company's mortgage securities portfolio and its currently projected third quarter 2000 earnings capacity:

                                  2ND QUARTER AVERAGE              AS OF JUNE 30, 2000
                           ----------------------------------   -------------------------     PROJECTED       LIFETIME
                                           ACTUAL      ACTUAL    PREMIUMS                   3RD QUARTER     PREPAYMENT
                               BASIS     YIELD/COST    RUNOFF   (DISCOUNTS)      BASIS       YIELD/COST    ASSUMPTIONS
                           ------------  ----------    ------   -----------   -----------   ------------   ------------
                                 *                                                  *           **

Mortgage securities
  held-for-sale            $ 1,389,128      6.53%        12%     $ (14,560)   $   681,729      7.25%             17%
                           -----------      ----        ---      ---------    -----------      ----             ---
Mortgage securities
  portfolio:
  Agency Securities:
     FNMA/FHLMC:
       Fixed-rate                3,924      9.67         25             18          3,808      9.72              25
       Medium-term             228,847      6.25         17          1,220        222,400      6.31              18
       ARMs                  1,102,704      6.52         22         22,763      1,298,262      6.90              40
     GNMA ARMs               2,222,766      6.35         17         18,484      2,419,322      6.70              24
                           -----------      ----        ---      ---------    -----------      ----             ---
                             3,558,241      6.40         18         42,485      3,943,792      6.75              29
  Non-agency Securities        183,208      7.88         23            341        175,561      8.08              35
  CMBS -- adjustable-rate       75,103      8.90          1           (887)        75,026      9.22               -
                           -----------      ----        ---      ---------    -----------      ----             ---
                             3,816,552      6.52         18         41,939      4,194,379      6.85              29
                           -----------      ----        ---      ---------    -----------      ----             ---
                             5,205,680      6.52         16%     $  27,379      4,876,108      6.90              27%
                                                        ===      =========                                      ===

Less:
  Mark-to-market               (44,113)                                           (23,576)
  Borrowings***             (4,698,491)     6.26                               (4,394,727)     6.61
                           -----------      ----                             ------------      ----
Capital employed/
  financing spread         $   463,076      0.26%                            $    457,805      0.29%
                           ===========      ====                             ============      ====
Return on assets****                        0.81%                                              0.76%
                                            ====                                               ====

* Basis represents market value for investments held-for-sale and the Company's investment before mark-to-market for its remaining mortgage investments.

** Projected yields reflect ARM security coupon resets and lifetime prepayment assumptions as adjusted for expected prepayments over the next 3 months. Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) ARM security coupon resets, (iii) actual prepayments and (iv) any changes in lifetime prepayment assumptions.

*** Projected borrowing rates reflect the full impact of the May 2000 Federal Reserve 50 basis point rate increase. Borrowing rates may increase further depending largely upon future actions by the Federal Reserve to increase short-term interest rates.

**** The Company uses its liquidity to pay down borrowings. Return on assets is calculated assuming the use of this liquidity to reduce borrowing costs.

As previously mentioned, in connection with modifying its investment strategy, the Company sold $1.4 billion of fixed-rate and medium-term mortgage investments and acquired approximately $1.1 billion of ARM Agency Securities during the second quarter. First quarter activity was largely limited to acquiring $50 million in ARM securities and redeeming 3 series of off-balance sheet collateralized mortgage obligations ("CMOs") previously issued by the Company adding $70 million to the Non-agency Securities portfolio. Consistent with the Company's new investment strategy, in December 1999 Capstead acquired $59 million of adjustable-rate CMBS. However, because of recent market conditions, the pricing for these securities has been less attractive on a risk-adjusted return basis than other suitable investments. Consequently, only $17 million has been added to the CMBS portfolio during 2000. Runoff on mortgage investments totaled approximately $426 million during the six months ended June 30, 2000.

The unamortized net premium paid for these portfolios (referred to as "premiums (discounts)") was $27.4 million at June 30, 2000, representing 0.56% of related unpaid principal balances, after having been reduced a total of $19.1 million as a result of designating assets for sale in connection with the portfolio restructuring. Premiums (discounts) are amortized to income as yield adjustments based on both actual prepayments and lifetime prepayment assumptions. Prepayments on Agency Securities, although higher than in the first quarter due primarily to seasonal factors, remained relatively low during the second quarter because of continued high mortgage interest rates. Lower prepayment levels improve yields on the Company's mortgage assets by allowing related purchase premiums to be recognized in operating results over a longer period of time. Annualized prepayments on Fannie Mae and Freddie Mac ARM securities averaged 21.9% for the second quarter, higher than the 18.3% annualized rate for the first quarter but still low relative to the 36.3% level experienced in the second quarter of 1999. Similarly, annualized prepayments on Ginnie Mae ARM securities averaged 16.9% in the second quarter of 2000, compared to 14.9% the prior quarter and 29.1% for the same period of 1999.

The average yield on the Company's mortgage investments for the second quarter was 6.52% while the average borrowing rate was 6.26%, resulting in a financing spread of 0.26%. Overall portfolio yields continue to benefit from increases in yields on the Company's ARM securities as interest rates on the underlying mortgage loans reset to levels more reflective of the current interest rate environment. In addition, second quarter yields benefited from higher yields earned on newly acquired ARM securities and on mortgage securities designated for sale in connection with the portfolio restructuring. Yields on the Company's ARM securities are expected to continue to improve in future quarters. For example, if interest rates stabilize at current levels, yields on the Company's current investment in ARM securities could improve as much as 70 basis points over the next 12 months. Conversely, if interest rates decline from current levels, such a yield improvement will likely not be achieved (see "Effects of Interest Rate Changes").

The Company currently anticipates average yields on its ARM securities to improve approximately 36 basis points during the third quarter of 2000, contributing significantly to an anticipated overall third quarter yield increase of 38 basis points. However, taking into consideration the full impact of the 50 basis point increase in short-term interest rates by the Federal Reserve in May, the Company currently expects its borrowing rates to average approximately 35 basis points higher during the third quarter. Actual borrowing rates will be largely dependent upon future actions by the Federal Reserve to change short-term interest rates. In addition, Capstead ended the quarter with a smaller portfolio than was carried during the first six months of the year. There can be no assurance that the Company will continue to be as successful as it was in the second quarter in redeploying its capital into suitable investments in keeping with its new investment strategy.

CMO COLLATERAL AND INVESTMENTS

Since exiting the residential mortgage loan conduit business in 1995, the Company has maintained finance subsidiaries with remaining capacity to issue CMOs and other securitizations backed by single-family residential mortgage loans ("securitization shelves"). In an effort to recover costs associated with these securitization shelves, and to potentially add to its CMO administration activities, the Company from time to time purchases mortgage loans from originators or conduits and issues CMOs or other securities backed by these loans. The Company may or may not retain a significant residual economic interest in these securitizations. During the first quarter of 2000, Capstead issued one such CMO totaling $236 million. The Company did not retain any significant residual economic interest in this issuance.

To date, the related credit risk of the mortgage loans collateralizing CMOs issued by Capstead is borne by AAA-rated private mortgage insurers or by subordinated bonds within the related CMO series to which the collateral is pledged. The Company has retained $927,000 of credit risk in the form of subordinated bonds associated with approximately $543 million of these securities remaining outstanding as of June 30, 2000. The Company also retained residual interests in certain of these securitizations primarily with the characteristics of interest-only mortgage securities. Interest-only mortgage securities are entitled to receive all or some portion of the interest stripped from the mortgage loans underlying the securities. In addition, Capstead has retained $3.4 million of reserve funds in connection with two 1993 mortgage loan sales. These reserve funds are available to pay special hazard costs (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs associated with approximately $137 million of loans remaining outstanding as of June 30, 2000 from the related securitizations. CMO collateral and investments, net of related bonds had been reduced to $25.8 million at quarter-end, down from $29.3 million at December 31, 1999. Included in this net investment are $16 million and $3 million of the remaining CMO collateral premiums and bond discounts, respectively. Similar to premiums on the Company's mortgage investments, CMO collateral premiums and bond discounts, along with most of remaining CMO investments, are amortized to income as CMO collateral yield or bond expense adjustments based on both actual prepayments and lifetime prepayment assumptions (see "Effects of Interest Rate Changes").

UTILIZATION OF CAPITAL AND POTENTIAL LIQUIDITY

The following table summarizes the Company's utilization of capital and potential liquidity as of June 30, 2000 (in thousands):

                                                                                          CAPITAL
                                                          ASSETS        BORROWINGS        EMPLOYED      LIQUIDITY*
                                                       -----------     -----------       ----------     ----------

     Investments held-for-sale                         $   681,729     $   619,847       $   61,882     $   79,117
                                                       -----------     -----------       ----------     ----------
     Mortgage investment portfolio:
        Agency Securities:
          FNMA/FHLMC:
            Fixed-rate and medium-term                     221,499         147,524           73,975         29,643
            ARMs                                         1,298,712       1,141,860          156,852        117,890
          GNMA ARMs                                      2,397,974       2,314,272           83,702         11,762
        Non-agency Securities                              176,721         108,868           67,853         59,848
        CMBS - adjustable-rate                              75,897          62,356           13,541            328
                                                       -----------     -----------       ----------     ----------
                                                         4,170,803       3,774,880          395,923        219,471
     CMO collateral and investments                      3,341,119       3,315,301           25,818           --
                                                       -----------     -----------       ----------     ----------
                                                       $ 8,193,651     $ 7,710,028          483,623        298,588
                                                       ===========     ===========       ==========     ==========
     Other assets, net of other liabilities                                                  48,323         11,411**
                                                                                         ----------     ----------
                                                                                         $  531,946     $  309,999
                                                                                         ==========     ==========

    * Based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of June 30, 2000 (see "Liquidity and Capital Resources").

    **    Represents unrestricted cash and cash equivalents.

1-FOR-2 REVERSE COMMON STOCK SPLIT

At the Company's Annual Meeting, stockholders approved a 1-for-2 reverse common stock split. Accordingly, the Board of Directors established the close of business on May 8, 2000 as the effective date for the reverse split. The first day the common shares traded post-split was May 9, 2000. The reverse split reduced the number of outstanding common shares to approximately 22.6 million. Concurrent with the reverse split the conversion ratio for each series of preferred shares was adjusted accordingly.

All share and per share information presented has been restated to reflect the reverse common stock split.

SECOND QUARTER COMMON DIVIDEND

On July 27, 2000 the Board of Directors declared a second quarter dividend of $0.16 per common share, payable August 18 to stockholders of record as of August 2, 2000.

STOCK REPURCHASES AND BOOK VALUES PER COMMON SHARE

During the six months ended June 30, 2000, the Company, through open market purchases, acquired 376,950 common shares at an average price of $7.77 (including transaction costs) and 694,100 shares of its $1.26 Cumulative Convertible Preferred Stock, Series B ("Series B preferred shares") at an average price of $9.44 (including transaction costs). On January 25, 2000 the Company purchased 5,568,500 common shares at a price of $9.27 per share (including transaction costs) pursuant to a tender offer that closed on January 14, 2000. Since share repurchases began in December 1998 through July 31, 2000, the Company has repurchased 26.9% of its outstanding common shares and 7.8% of its Series B preferred shares. As of July 31, 2000, the Company had remaining authorization to repurchase 819,300 common shares and 648,300 Series B preferred shares.

At June 30, 2000 the Company's book value per common share was $11.66, compared to $11.83 per common share at December 31, 1999 (calculated assuming redemption of the Series A and B preferred shares and conversion of the Series C and D preferred shares). The decline in book value per common share reflects the reduction in market value of the mortgage investments caused by higher mortgage interest rates, net of the positive affects of share repurchases. The market value of the Company's mortgage investments will continue to fluctuate with changes in mortgage interest rates and market liquidity, and such changes will be reflected in book value per common share.

RESULTS OF OPERATIONS

Comparative net operating results (interest income or fee revenue, net of related interest expense and, in the case of CMO administration, related direct and indirect operating expense) by source were as follows (in thousands, except per share amounts):

                                                           QUARTER ENDED               SIX MONTHS ENDED
                                                               JUNE 30                      JUNE 30
                                                       -----------------------      -----------------------
                                                          2000          1999           2000          1999
                                                       ---------      --------      ---------      --------

     Agency Securities                                 $   8,217      $ 15,100      $  19,137      $ 26,917
     Non-agency Securities                                 1,792         2,612          3,182         4,141
     CMBS                                                    587          --            1,129          --
     CMO collateral and investments                         (570)         (285)          (807)       (1,347)
                                                       ---------      --------      ---------      --------
        Net margin on mortgage assets                     10,026        17,427         22,641        29,711
     Other revenue (expense):
        Loss on portfolio restructuring                  (88,528)         --          (88,528)         --
        Loss on mortgage securities held-for-sale         (1,480)         --           (1,480)         --
        Severance charges                                 (3,607)         --           (3,607)         --
        CMO administration and other                         893           903          1,677         4,111
        Other operating expense                           (1,556)       (1,647)        (3,285)       (3,232)
                                                       ---------      --------      ---------      --------
     Net income (loss)                                 $ (84,252)     $ 16,683      $ (72,582)     $ 30,590
                                                       =========      ========      =========      ========
     Net income (loss) per common share --
        Basic and diluted                              $   (3.98)     $   0.38      $   (3.61)     $   0.65

The earning capacity of Capstead's mortgage asset portfolios is largely dependent on the overall size and composition of the portfolios, the relationship between short- and long-term interest rates (the "yield curve") and the extent the Company continues to invest its liquidity in these portfolios. Lower net margins on mortgage assets for the quarter and six months ended June 30, 2000 compared to the same periods in 1999 reflect higher borrowing costs incurred financing the Company's mortgage investments. Borrowing costs were higher primarily because of continued actions taken by the Federal Reserve to increase short-term interest rates by 50 basis points during the first quarter of 2000 and another 50 basis points on May 16, 2000, for a total of 175 basis points since June 1999. As a result, the Company's borrowing rates averaged 139 and 115 basis points higher during the quarter and six months ended June 30, 2000 than during the same periods in 1999. These higher borrowing rates were only partially offset by the benefits of improving yields on ARM securities, the restructuring of the Company's mortgage investment portfolio as a result of modifying its investment strategy (see above, "Financial Condition -- Adoption of New Investment Strategy") and relatively low mortgage asset prepayment levels.

In connection with the portfolio restructuring, in April the Company incurred a $88.5 million charge to operating results for the sale or designation for sale of most of its fixed-rate and medium-term securities. This charge consisted of realized losses of $70.9 million and a $17.6 million reduction in the Company's basis in securities now classified as held-for-sale. An additional $1.5 million loss on securities held-for-sale was recorded reflecting the decrease in fair value of these securities at quarter-end. Also during the second quarter the Company incurred severance charges of $3.6 million, related primarily to the resignation of its former chief executive (see above, "Financial Condition -- Election of New Leadership").

Before portfolio restructuring and severance charges, the Company earned $9,363,000, or $0.16 per common share for the second quarter, down from net income of $11,670,000 or $0.22 per common share for the first quarter of 2000 because of the higher borrowing costs and lower average outstanding investment portfolios. Although the overall yield on mortgage assets is currently anticipated to increase in future quarters with the acquisition of higher yielding assets in connection with the new investment strategy and the reset of interest rates on ARM securities to levels more reflective of the current interest rate environment, borrowing rates may also continue to increase, which may further reduce net interest margins. In addition, the Company ended the quarter with a smaller portfolio than was carried during the first six months of the year. Consequently, the remainder of the year will likely be very difficult for the Company from a net income and dividend perspective, particularly should the Federal Reserve continue to increase interest rates. Depending on the timing and extent of any future increases in interest rates and portfolio acquisitions over the next several quarters, it may be necessary to again reduce the dividend on the Company's common stock.

Agency Securities contributed less to operating results during the quarter and six months ended June 30, 2000 than during the same periods in 1999 because of higher borrowing costs, despite higher average yields. Yields for this portfolio were 6.44% and 6.27% during the quarter and six months ended June 30, 2000, respectively, compared to 5.65% and 5.67% during the same periods in 1999, while average borrowing rates were 6.24% and 6.04%, respectively, compared to 4.87% and 4.90% during the same periods in 1999. Yields benefited as interest rates on mortgage loans underlying ARM securities continued to reset to levels more reflective of the current interest rate environment and prepayments rates remained at relatively low levels. In addition, second quarter yields benefited from higher yields on newly-acquired ARM securities and on mortgage securities designated for sale in connection with the portfolio restructuring. The average outstanding portfolio was $4.9 billion and $5.1 billion during the quarter and six months ended June 30, 2000, respectively, compared to $5.3 billion and $4.3 billion for the same periods in 1999.

Non-agency Securities contributed less to operating results during the quarter and six months ended June 30, 2000 primarily because of higher borrowing costs. The average outstanding portfolio was $183 million and $173 million during the quarter and six months ended June 30, 2000, respectively, financed with average borrowings of $111 million and $115 million, respectively, compared to an average portfolio of $131 million and $107 million for the same periods in 1999 funded almost entirely with equity. Average yields for this portfolio (calculated including mortgage insurance costs) were 7.88% and 7.89% during the quarter and six months ended June 30, 2000, respectively, compared to 7.95% and 7.99% during the same periods in 1999.

Consistent with the Company's new investment strategy, in December 1999 Capstead made its first acquisitions of credit sensitive CMBS. The portfolio currently consists of $76 million of adjustable-rate CMBS financed by longer-term repurchase arrangements. Because of recent market conditions, the pricing for these securities has been less attractive on a risk-adjusted return basis than other suitable investments that are in keeping with the Company's new investment strategy. As a result, the Company has focused on redeploying capital made available by runoff and the portfolio restructuring into acquisitions of ARM Agency Securities and, up to this point, has limited the growth of this portfolio.

CMO collateral and investments results continue to benefit from relatively low prepayment rates allowing remaining collateral premiums and bond discounts to be amortized to earnings over a longer time frame. In addition, results for the six months ended June 30, 1999 included the write-off of bond discounts related to the redemption of CMO bonds. Without growth of this portfolio either through the issuance of CMOs in which the Company retains residual interests, or the acquisition of other CMO investments, this portfolio is not expected to provide a positive return on capital employed in future periods.

CMO administration and other revenue was lower for the six months ended June 30, 2000 primarily because of mortgage asset sales in early 1999, which resulted in gains of $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include borrowings under repurchase arrangements, monthly principal and interest payments on mortgage securities and other investments, excess cash flows on CMO collateral and investments and proceeds from sales of mortgage assets (see "Financial Condition -- Utilization of Capital and Liquidity"). The Company currently believes that these funds are sufficient for the acquisition of mortgage assets, repayments on borrowings, the payment of cash dividends as required for Capstead's continued qualification as a Real Estate Investment Trust ("REIT") and common and preferred share repurchases as described above. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

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

Borrowings under repurchase arrangements secured by purchases of adjustable-rate CMBS more closely match the interest rate adjustment features and expected life of these investments such that the Company anticipates it can earn more consistent net interest spreads on these investments and, as a result, experience less interest rate volatility than experienced with the Company's other mortgage investments. Should Capstead make significant additional investments in credit-sensitive mortgage securities, it is anticipated that the Company will attempt to lessen interest rate volatility in a similar fashion or through the use of derivative financial instruments ("Derivatives") such as interest rate swaps (see "Effects of Interest Rate Changes" and "Risks Associated With Credit-Sensitive Investments").

EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

The Company performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes will have on future earnings. All mortgage assets and Derivatives held, if any, are included in this analysis. In addition, the sensitivity of CMO administration fee income to market interest rate levels is included as well. However, given that the Company has modified its investment strategy to focus on short maturity and adjustable-rate assets during the current quarter, for this presentation $682 million of mortgage securities designated for sale are excluded from the June 30, 2000 estimated earnings sensitivity profile. The model incorporates management assumptions regarding the level of prepayments on mortgage assets for a given level of market rate changes using industry estimates of prepayment speeds for various coupon segments. These assumptions are developed through a combination of historical analysis and future expected pricing behavior.

Primarily because of the new investment strategy described above, earnings are less sensitive to changes in interest rates at June 30, 2000 than at December 31, 1999, as indicated in the following table:

                                                                       IMMEDIATE CHANGE IN:
                                                          (RATES IN BASIS POINTS, DOLLARS IN THOUSANDS)
                                                       -----------------------------------------------------

    30-day LIBOR rate                                   Down 100       Down 100         Flat         Up 100
    10-year U.S. Treasury rate                          Down 100         Flat          Up 100        Up 100
    Projected 12-month earnings change:*
       As of June 30, 2000                              $ 16,188       $ 21,626       $ 4,906      $ (25,338)
       As of December 31, 1999                            31,160         36,190         5,044        (37,821)

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

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may impact the Company's earnings in various ways. The Company's earnings currently depend, in part, on the difference between the interest received on mortgage securities and other investments, and the interest paid on related borrowings, which are generally based on 30-day LIBOR. The resulting spread may be reduced or even turn negative in a rising short-term interest rate environment. Because a substantial portion of the Company's mortgage investments are ARM mortgage securities, the risk of rising short-term interest rates is generally offset to some extent by increases in the rates of interest earned on the underlying ARM loans, which reset periodically based on underlying indices (generally 6-month LIBOR and 1-year U.S. Treasury rates). Since ARM loans generally limit the amount of such increases during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans contributing to lower or even negative financing spreads. At other times, as seen in 1998, declines in these indices may be greater than declines in the Company's borrowing rates, contributing to lower or even negative financing spreads. The Company may invest in Derivatives from time to time as a hedge against rising interest rates on a portion of its short-term borrowings. At June 30, 2000 the Company did not own any Derivatives as a hedge against rising interest rates.

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

Capstead periodically sells mortgage assets, which may increase income volatility because of the recognition of transactional gains or losses. Such sales may become attractive as values of mortgage assets fluctuate with changes in interest rates. At other times, such as in 1998, it may become prudent to significantly downsize the mortgage asset portfolios to mitigate exposure to further declines in mortgage interest rates or, as in the current quarter, to shift the Company's investment focus to short maturity and adjustable-rate assets (see "Financial Condition - Adoption of New Investment Strategy").

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

The availability of credit for commercial mortgage loans is significantly dependent upon economic conditions in the markets where such properties are located, as well as the willingness and ability of lenders to make such loans. The availability of funds in the credit markets fluctuates and there can be no assurance that the availability of such funds will increase above, or will not contract below current levels. In addition, the availability of similar commercial properties, and the competition for available credit, may affect the ability of potential purchasers to obtain financing for the acquisition of properties. This could effect the repayment of commercial mortgages pledged to secure CMBS.

Credit-sensitive residential mortgage-backed securities differ from CMBS in several important ways, yet can still carry substantial credit risk. Residential mortgage securities typically are secured by smaller loans to more obligors than CMBS, thus spreading the risk of mortgagor default. However, most of the mortgages supporting these securities are made to homeowners that do not qualify for Agency loan programs for reasons including loan size, financial condition, or work or credit history that may be indicative of higher risk of default than loans qualifying for such programs. As with CMBS, in instances of default the Company may incur losses if proceeds from sales of the underlying collateral are less than the unpaid principal balances of the mortgage loans and related foreclosure costs. However, with residential mortgage-backed securities, this risk may be mitigated by various forms of credit enhancements including, but not limited to, primary mortgage insurance.

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

(a)  The Annual Meeting of Stockholders was held on April 20, 2000.

(b) The following Directors were elected to Board of Directors (constituting the entire Board of Directors):

          Wesley R. Edens            Ronn K. Lytle            Mark S. Whiting
          Robert I. Kauffman         Michael G. O'Neil
          Paul M. Low                Howard Rubin

(c)  The following items were voted on at the Annual Meeting:

                                                                    VOTES
                                                -----------------------------------------------
                                                                 WITHHELD/             BROKER
                                                   FOR           ABSTENTIONS         NON-VOTES
                                                ----------       -----------        -----------

 Election of Board Members:
   Wesley R. Edens.......................       24,935,011        1,665,548              --
   Robert I. Kauffman....................       24,931,000        1,669,559              --
   Paul M. Low...........................       25,008,480        1,592,079              --
   Ronn K. Lytle.........................       24,521,482        2,079,077              --
   Michael G. O'Neil.....................       24,974,633        1,625,926              --
   Howard Rubin..........................       24,887,492        1,713,067              --
   Mark S. Whiting.......................       24,889,789        1,710,770              --

                                                   FOR             AGAINST             ABSTAIN
                                               ------------      -----------        -------------

 Amend Capstead's Charter to effect a
   1-for-2 reverse common stock split:          23,299,264        3,091,098            210,197

 Other matters (no other matters).

                          PART II. -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:  The following Exhibits are presented herewith:

       Exhibit 12   -  Computation of Ratio of Earnings to Combined Fixed
                       Charges and Preferred Stock Dividends.

       Exhibit 27   -  Financial Data Schedule for June 30, 2000
                       (electronic filing only).

       Exhibit 27.1 -  Restated Financial Data Schedule for December 31, 1999,
                       for reverse common stock split (electronic filing only).

(b)    Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CAPSTEAD MORTGAGE CORPORATION





Date:  August 10, 2000                 By:  /s/ ANDREW F. JACOBS
                                            -----------------------------------
                                            Andrew F. Jacobs
                                            Executive Vice President - Finance



Date:  August 10, 2000                 By:  /s/ PHILLIP A. REINSCH
                                            -----------------------------------
                                            Phillip A. Reinsch
                                            Senior Vice President - Control

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  12    -      Computation of Ratio of Earnings to Combined Fixed
               Charges and Preferred Stock Dividends.

  27    -      Financial Data Schedule for June 30, 2000
               (electronic filing only).

  27.1  -      Restated Financial Data Schedule for December 31, 1999,
               for reverse common stock split (electronic filing only).