Form 10-Q
period 2000-09-30
CAPSTEAD MORTGAGE CORP
filed 2000-11-13
CIK 766701

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
------

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

Common Stock ($0.01 par value)               22,593,472 as of November 9, 2000

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX

                         PART I. - FINANCIAL INFORMATION

                                                                                                            PAGE
                                                                                                            ----
ITEM 1.         Financial Statements

   Consolidated Balance Sheets  - September 30, 2000 and December 31, 1999................................    3

   Consolidated Statements of Operations - Quarter and Nine Months Ended
     September 30, 2000 and 1999..........................................................................    4

   Consolidated Statements of Cash Flows - Nine Months Ended
     September 30, 2000 and 1999..........................................................................    5

   Notes to Consolidated Financial Statements.............................................................    6

ITEM 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................   15

ITEM 3.         Qualitative and Quantitative Disclosure of Market Risk....................................   24

                        PART II. -  OTHER INFORMATION

ITEM 1.         Legal Proceedings.........................................................................   25

ITEM 6.         Exhibits and Reports on Form 8-K..........................................................   25

SIGNATURES................................................................................................   26

                        PART I. -- FINANCIAL INFORMATION
                          CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 1.  FINANCIAL STATEMENTS


                                                                  SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                                  ------------------     -----------------
                                                                    (UNAUDITED)

ASSETS
   Mortgage securities and other investments                         $ 5,227,152             $ 5,408,714
   CMO collateral and investments                                      3,224,728               3,318,886
                                                                     -----------             -----------
                                                                       8,451,880               8,727,600

   Prepaids, receivables and other                                        63,356                  48,451
   Restricted cash and cash equivalents                                       --                   2,500
   Cash and cash equivalents                                              25,323                  28,488
                                                                     -----------             -----------
                                                                     $ 8,540,559             $ 8,807,039
                                                                     ===========             ===========

LIABILITIES
   Borrowings under repurchase arrangements                          $ 4,763,276             $ 4,872,392
   Collateralized mortgage obligations ("CMO") borrowings              3,200,624               3,289,584
   Accounts payable and accrued expenses                                  22,560                  30,673
                                                                     -----------             -----------
                                                                       7,986,460               8,192,649
                                                                     -----------             -----------

PREFERRED STOCK SUBJECT TO REPURCHASE
   $0.10 par value; 10,756 shares authorized, issued and
     outstanding ($52,735 aggregate repurchase amount)                    50,420                  50,584
                                                                     -----------             -----------

STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value; 89,244 shares authorized:
       $1.60 Cumulative Preferred Stock, Series A,
         374 shares issued and outstanding at September 30,
         2000 and December 31, 1999 ($6,134 aggregate
         liquidation preference)                                           5,228                   5,228
       $1.26 Cumulative Convertible Preferred Stock, Series B,
         15,845 and 16,673 shares issued and outstanding at
         September 30, 2000 and December 31, 1999, respectively
         ($180,316 aggregate liquidation preference)                     177,012                 186,248
   Common stock - $0.01 par value; 100,000 shares authorized;
     22,589 and 28,428 shares issued and outstanding at
     September 30, 2000 and December 31, 1999, respectively                  226                     284
   Paid-in capital                                                       715,354                 769,902
   Accumulated deficit                                                  (394,297)               (304,568)
   Accumulated other comprehensive income (loss)                             156                 (93,288)
                                                                     -----------             -----------
                                                                         503,679                 563,806
                                                                     -----------             -----------
                                                                     $ 8,540,559             $ 8,807,039
                                                                     ===========             ===========


See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              QUARTER ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30                       SEPTEMBER 30
                                                          -------------------------       -------------------------
                                                               2000            1999            2000            1999
                                                          ---------       ---------       ---------       ---------
INTEREST INCOME:
   Mortgage securities and other investments              $  86,229       $  84,092       $ 256,187       $ 209,554
   CMO collateral and investments                            59,751          63,725         179,418         208,796
                                                          ---------       ---------       ---------       ---------
       Total interest income                                145,980         147,817         435,605         418,350
                                                          ---------       ---------       ---------       ---------

INTEREST AND RELATED EXPENSE:
   Borrowings under repurchase arrangements                  76,058          67,746         222,266         161,987
   CMO borrowings                                            59,879          64,309         179,836         209,741
   Mortgage insurance and other                                 380             456           1,199           1,605
                                                          ---------       ---------       ---------       ---------
       Total interest and related expense                   136,317         132,511         403,301         373,333
                                                          ---------       ---------       ---------       ---------
         Net margin on mortgage assets and
            other investments                                 9,663          15,306          32,304          45,017
                                                          ---------       ---------       ---------       ---------

OTHER REVENUE (EXPENSE):
   Loss on portfolio restructuring                               --              --         (90,008)             --
   Severance costs                                               --              --          (3,607)             --
   Gain on sale of mortgage securities                          747              --             747           1,738
   CMO administration and other                                 781             804           2,458           3,177
   Other operating expense                                   (1,424)         (1,588)         (4,709)         (4,820)
                                                          ---------       ---------       ---------       ---------
       Total other revenue (expense)                            104            (784)        (95,119)             95
                                                          ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                         $   9,767       $  14,522       $ (62,815)      $  45,112
                                                          =========       =========       =========       =========
Net income (loss)                                         $   9,767       $  14,522       $ (62,815)      $  45,112
Less cash dividends on preferred shares                      (6,372)         (5,543)        (18,367)        (16,952)
                                                          ---------       ---------       ---------       ---------
Net income (loss) available to common stockholders        $   3,395       $   8,979       $ (81,182)      $  28,160
                                                          =========       =========       =========       =========
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE      $    0.15       $    0.31       $   (3.50)      $    0.96

CASH DIVIDENDS DECLARED PER SHARE:
   Common                                                 $   0.120       $   0.320       $   0.500       $   0.960
   Series A preferred                                         0.400           0.400           1.200           1.200
   Series B preferred                                         0.315           0.315           0.945           0.945
   Series C preferred                                         0.140              --           0.420              --
   Series D preferred                                         0.100              --           0.300              --


See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                              -----------------------------
                                                                                 2000              1999
                                                                              -----------       -----------

OPERATING ACTIVITIES:
   Net income (loss)                                                          $   (62,815)      $    45,112
   Noncash items:
     Amortization of discount and premium                                          12,960            34,397
     Depreciation and other amortization                                              741               797
     Impairment of mortgage securities designated for sale in
       connection with portfolio restructuring                                     19,088                --
   Loss on sale of mortgage securities in connection with
     portfolio restructuring                                                       70,920                --
   Gain on sale of mortgage securities                                               (747)           (1,738)
   Net change in prepaids, receivables, other assets, accounts
     payable and accrued expenses                                                  (9,707)          (13,181)
                                                                              -----------       -----------
         Net cash provided by operating activities                                 30,440            65,387
                                                                              -----------       -----------

INVESTING ACTIVITIES:
   Purchases of mortgage securities and other investments                      (1,913,604)       (4,317,389)
   Purchases of CMO collateral                                                   (235,999)               --
   Principal collections on mortgage investments                                  681,173         1,010,216
   Proceeds from sales of mortgage assets                                       1,404,321           114,763
   Proceeds from sale and settlement of derivative financial instruments               --            12,595
   CMO collateral:
     Principal collections                                                        326,283           955,346
     Decrease in accrued interest receivable                                        2,107             7,151
     Decrease in short-term investments                                               178            13,664
                                                                              -----------       -----------
         Net cash provided by (used in) investing activities                      264,459        (2,203,654)
                                                                              -----------       -----------

FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings                                  (109,116)        3,257,397
   CMO borrowings:
     Issuance of securities                                                       235,999                --
     Principal payments on securities                                            (332,174)       (1,115,998)
     Decrease in accrued interest payable                                          (1,783)           (6,915)
   Capital stock transactions                                                     (64,076)          (21,295)
   Dividends paid                                                                 (26,914)          (35,589)
                                                                              -----------       -----------
         Net cash provided by (used in) financing activities                     (298,064)        2,077,600
                                                                              -----------       -----------
Net change in cash and cash equivalents                                            (3,165)          (60,667)
Cash and cash equivalents at beginning of period                                   28,488            73,385
                                                                              -----------       -----------
Cash and cash equivalents at end of period                                    $    25,323       $    12,718
                                                                              ===========       ===========


See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 1 - BUSINESS

Capstead Mortgage Corporation, a mortgage investment firm, earns income from investing in mortgage assets on a leveraged basis and from other investment strategies. After having modified its investment strategy in April 2000 to focus on adjustable-rate and short-maturity assets, the Company's current mortgage investment portfolio consists primarily of adjustable-rate, single-family residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae ("Agency Securities"). Fannie Mae, Freddie Mac and Ginnie Mae are also referred to as FNMA, FHLMC and GNMA, respectively.

NOTE 2 - BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

1-For-2 Reverse Common Stock Split. At the Company's Annual Meeting of Stockholders held April 20, 2000, stockholders approved a 1-for-2 reverse common stock split. Accordingly, the Board of Directors established the close of business on May 8, 2000 as the effective date for the reverse split. The first day the common shares traded post-split was May 9, 2000. The reverse split reduced the number of outstanding common shares to approximately 22.6 million. All share and per share information presented has been restated to reflect the reverse common stock split.

NOTE 3 - SHARE REPURCHASES AND DECLARATION OF COMMON STOCK DIVIDEND

During the nine months ended September 30, 2000, the Company acquired, through open market purchases, 376,950 common shares at an average price of $7.77 (including transaction costs) and 826,900 shares of its Series B preferred shares at an average price of $9.61 (including transaction costs). On January 25, 2000 the Company purchased 5,568,500 common shares at a price of $9.27 per share (including transaction costs) pursuant to a tender offer that closed on January 14, 2000. Since share repurchases began in December 1998 through September 30, 2000, the Company has repurchased 26.9% of its outstanding common shares and 8.4% of its Series B preferred shares. As of September 30, 2000, the Company had remaining authorization to repurchase 819,300 common shares and 551,100 Series B preferred shares.

On October 19, 2000 the Board of Directors declared a third quarter dividend of $0.12 per common share, payable November 20 to stockholders of record as of November 1, 2000.

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

                                                                     QUARTER ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30                   SEPTEMBER 30
                                                                 ----------------------        -----------------------
                                                                     2000           1999           2000           1999
                                                                 --------       --------       --------       --------
Numerator for basic net income (loss) per common share:
   Net income (loss)                                             $  9,767       $ 14,522       $(62,815)      $ 45,112
   Less all preferred share dividends*                             (6,372)        (5,543)       (18,367)       (16,952)
                                                                 --------       --------       --------       --------
   Net income (loss) available to common
     stockholders                                                $  3,395       $  8,979       $(81,182)      $ 28,160
                                                                 ========       ========       ========       ========

Weighted average common shares outstanding                         22,589         28,931         23,162         29,394
Basic net income (loss) per common share                         $   0.15       $   0.31       $  (3.50)      $   0.96
Numerator for diluted net income (loss) per
   common share:
   Net income (loss)                                             $  9,767       $ 14,522       $(62,815)      $ 45,112
   Less cash dividends paid on antidilutive
     convertible preferred shares:
     Series A                                                        (150)          (150)          (449)          (449)
     Series B                                                      (5,017)        (5,301)       (15,332)       (16,117)
     Series B repurchase amounts less than
       (in excess of) book value*                                      86            (92)         1,286           (386)
     Series C                                                        (753)            **         (2,259)            **
     Series D                                                        (538)            **         (1,613)            **
                                                                 --------       --------       --------       --------
                                                                 $  3,395       $  8,979       $(81,182)      $ 28,160
                                                                 ========       ========       ========       ========
Denominator for diluted net income (loss) per common share:
   Weighted average common shares outstanding                      22,589         28,931         23,162         29,394
   Net effect of dilutive stock options                                76             10             --             10
   Net effect of dilutive preferred shares                             --             --             --             --
                                                                 --------       --------       --------       --------
                                                                   22,665         28,941         23,162         29,404
                                                                 ========       ========       ========       ========

Diluted net income (loss) per common share                       $   0.15       $   0.31       $  (3.50)      $   0.96

* Included as a component of the Series B preferred share dividends in the calculation of both basic and diluted net income (loss) per common share, is the difference between repurchase amounts and the Series B preferred shares book value of $11.17 per share.

**     Not applicable.

NOTE 5 - MORTGAGE SECURITIES AND OTHER INVESTMENTS

Mortgage investments and the related average effective interest rates (calculated for the quarter then ended including mortgage insurance costs on non-agency securities and excluding unrealized gains and losses) were as follows (dollars in thousands):

                                                                                                          AVERAGE
                             PRINCIPAL       PREMIUMS                          CARRYING       AVERAGE    EFFECTIVE
                              BALANCE       (DISCOUNTS)          BASIS          AMOUNT         COUPON       RATE
                            -----------    -----------       ------------    ------------    ----------   ---------
SEPTEMBER 30, 2000                                                                *              **          **
Agency Securities:
   FNMA/FHLMC:
     Fixed-rate             $    3,630      $        17       $    3,647      $    3,872       10.00%       9.79%
     Medium-term***            627,909           (6,620)         621,289         620,655        6.18        6.99
     ARMs:
       LIBOR/CMT             1,865,639           35,741        1,901,380       1,905,323        7.99        6.90
       COFI***                 217,516           (5,354)         212,162         214,458        6.52        7.42
   GNMA ARMs                 2,292,424           18,502        2,310,926       2,302,383        6.76        6.64
                            ----------      -----------       ----------      ----------       -----       -----
                             5,007,118           42,286        5,049,404       5,046,691        7.13        6.81
Non-agency securities          102,474               --          102,474         104,449        8.22        8.00
CMBS - adjustable-rate          75,911             (788)          75,123          76,012        8.60        9.41
                            ----------      -----------       ----------      ----------       -----       -----
                            $5,185,503      $    41,498       $5,227,001      $5,227,152        7.18%       6.89%
                            ==========      ===========       ==========      ==========       =====       =====
DECEMBER 31, 1999
Agency Securities:
   FNMA/FHLMC:
     Fixed-rate             $1,063,822      $    (2,924)      $1,060,898      $1,009,577        6.18%       6.23%
     Medium-term             1,123,984            4,516        1,128,500       1,103,704        6.15        5.89
     ARMs:
       LIBOR/CMT               911,262           20,824          932,086         935,291        7.03        5.63
       COFI                    242,573            1,570          244,143         237,721        5.84        5.62
   GNMA ARMs                 1,924,659           26,083        1,950,742       1,936,032        6.29        5.65
                            ----------      -----------       ----------      ----------       -----       -----
                             5,266,300           50,069        5,316,369       5,222,325        6.35        5.81
Non-agency securities          126,431              385          126,816         127,059        8.34        8.06
CMBS - adjustable-rate          60,182             (852)          59,330          59,330        7.54        8.53
                            ----------      -----------       ----------      ----------       -----       -----
                            $5,452,913      $    49,602       $5,502,515      $5,408,714        6.41%       5.87%
                            ==========      ===========       ==========      ==========       =====       =====

* Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 9).

** Average Coupon is calculated as of the indicated balance sheet date. Average Effective Rate is calculated for the quarter then ended.

*** The COFI ARM securities and $440.3 million of the medium-term Agency Securities have been designated for sale in connection with the April 2000 portfolio restructuring (see NOTE 1).

The Company classifies its Agency Securities and non-agency securities by interest rate characteristics of the underlying single-family residential mortgage loans. Commercial mortgage-backed securities ("CMBS") are classified in a similar fashion. Fixed-rate mortgage securities either (i) have fixed rates of interest for their entire terms, (ii) have an initial fixed-rate period of 10 years after origination and then adjust annually based on a specified margin over the 1-year Constant Maturity U.S. Treasury Note Rate ("1-year CMT"), or
(iii) were previously classified as medium-term and have adjusted to a fixed rate for the remainder of their terms. Medium-term mortgage securities either
(i) have an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year CMT, (ii) have initial interest rates that adjust one time, approximately 5 years following origination of the mortgage loan, based on a specified margin over Fannie Mae yields for 30-year, fixed-rate commitments at the time of adjustment, or (iii) are fixed-rate mortgage securities that have expected weighted average lives of 5 years or less. Adjustable-rate mortgage ("ARM") securities either (i) adjust semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), (ii) adjust annually based on a specified margin over 1-year CMT, (iii) adjust monthly based on a specific margin over the Cost of Funds Index as published by the Eleventh District Federal Reserve Bank ("COFI"), (iv) were previously classified as medium-term and have begun adjusting annually based on a specified margin over 1-year CMT, or (v) in the case of CMBS held as of September 30, 2000, adjust monthly based on a specified margin over 30-day LIBOR.

Agency Securities are AAA-rated and have no foreclosure risk. Non-agency securities consist of private mortgage pass-through securities backed primarily by single-family jumbo-sized residential mortgage loans whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers and other AAA-rated private mortgage securities (together, "Non-agency Securities"). Although currently investment grade, CMBS held by the Company at September 30, 2000 carry credit risk associated with the underlying commercial mortgage loans. Features of the related CMBS issuance, including subordinated securities held by other investors, help mitigate this risk. The maturity of mortgage-backed securities is directly affected by the rate of principal prepayments on the underlying loans.

NOTE 6 - CMO COLLATERAL AND INVESTMENTS

CMO collateral consists of fixed-rate, medium-term and adjustable-rate mortgage securities collateralized by single-family residential mortgage loans and related short-term investments, both pledged to secure CMO borrowings ("Pledged CMO Collateral"). All principal and interest on pledged mortgage securities is remitted directly to collection accounts maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the pledged mortgage securities and the reinvestment income earned thereon are available for the payment of principal and interest on CMO borrowings. Pledged mortgage securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. The Company has retained $860,000 of credit risk in the form of subordinated bonds associated with approximately $520 million of Pledged CMO Collateral outstanding as of September 30, 2000. The weighted average effective interest rate for total Pledged CMO Collateral was 7.33% during the quarter ended September 30, 2000.

CMO investments currently consist of reserve funds retained by the Company in connection with two 1993 mortgage loan sales. These reserve funds are available to pay special hazard (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs associated with approximately $131 million of loans outstanding as of September 30, 2000 from the related securitizations. The components of CMO collateral and investments are summarized as follows (in thousands):

                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                              ------------------   -----------------
Pledged CMO Collateral:
  Pledged mortgage securities      $3,185,802         $3,283,848
  Short-term investments                  582                760
  Accrued interest receivable          19,271             19,461
                                   ----------         ----------
                                    3,205,655          3,304,069
  Unamortized premium                  16,288             11,633
                                   ----------         ----------
                                    3,221,943          3,315,702
CMO investments                         2,785              3,184
                                   ----------         ----------
                                   $3,224,728         $3,318,886
                                   ==========         ==========

NOTE 7 - BORROWINGS UNDER REPURCHASE ARRANGEMENTS

Borrowings made under uncommitted repurchase arrangements with investment banking firms pursuant to which the Company pledges mortgage securities as collateral generally have maturities of less than 31 days. Repurchase arrangements with CMBS pledged as collateral generally have maturities similar to the expected maturities of the related collateral. The terms and conditions of these arrangements are negotiated on a transaction-by-transaction basis. Repurchase arrangements and related average effective interest rates are classified by type of collateral and maturities as follows as of the indicated balance sheet date (dollars in thousands):

                                                          SEPTEMBER 30, 2000              DECEMBER 31, 1999
                                                      ---------------------------     --------------------------
                                                                       WEIGHTED                       WEIGHTED
                                                       BORROWINGS       AVERAGE        BORROWINGS      AVERAGE
                                                      OUTSTANDING        RATE         OUTSTANDING       RATE
                                                      ------------    -----------     -------------   ----------
    Agency Securities (less than 31 days)               $4,692,986      6.57%            $2,405,436     5.81%
    Agency Securities (31 to 90 days)                            -         -              2,012,810     6.38
    Agency Securities (over 90 days)                             -         -                280,347     6.41
    Non-agency Securities (less than 31 days)                7,416      6.85                      -        -
    Non-agency Securities (over 90 days)                         -         -                124,361     6.62
    CMBS (over 1 year)                                      62,874      7.15                 49,438     7.01
                                                        ----------      ----             ----------     ----
                                                        $4,763,276      6.57%            $4,872,392     6.11%
                                                        ==========      ====             ==========     ====

The weighted average effective interest rate on borrowings under repurchase arrangements was 6.57% during the quarter ended September 30, 2000. As of September 30, 2000, $4.9 billion of mortgage securities were pledged as collateral under repurchase arrangements.

NOTE 8 - CMO BORROWINGS

Each series of CMOs issued consists of various classes of bonds, most of which have fixed rates of interest. Interest is payable monthly or quarterly at specified rates for all classes. Typically, principal payments on each series are made to each class in the order of their stated maturities so that no payment of principal will be made on any class of bonds until all classes having an earlier stated maturity have been paid in full. The components of CMO borrowings along with selected other information are summarized as follows (dollars in thousands):

                                                             SEPTEMBER 30, 2000            DECEMBER 31, 1999
                                                             ------------------            -----------------
    CMOs                                                          $3,184,298                   $3,281,464
    Accrued interest payable                                          18,230                       18,096
                                                                  ----------                   ----------
       Total obligation                                            3,202,528                    3,299,560
    Unamortized discount                                              (1,904)                      (9,976)
                                                                  ----------                   ----------
                                                                  $3,200,624                   $3,289,584
                                                                  ==========                   ==========
    Range of average interest rates                            4.99% to 9.45%               5.13% to 9.45%
    Range of stated maturities                                  2008 to 2028                 2008 to 2028
    Number of series                                                  25                          24

The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption, generally at the Company's option, provided that certain requirements specified in the related indenture have been met (referred to as "Clean-up Calls"); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The average effective interest rate for all CMOs was 7.39% during the quarter ended September 30, 1999.

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

                                                        GROSS             GROSS
                                                      UNREALIZED       UNREALIZED          FAIR
                                       BASIS             GAINS            LOSSES           VALUE
                                     -----------      ----------       -----------      -----------
AS OF SEPTEMBER 30, 2000
Agency Securities:
   FNMA/FHLMC:
     Fixed-rate                       $    3,647        $   225        $       --        $    3,872
     Medium-term                         621,289          2,198             2,832           620,655
     ARMs:
       LIBOR/CMT                       1,901,380          5,868             1,925         1,905,323
       COFI                              212,162          2,296                --           214,458
   GNMA ARMs                           2,310,926          3,330            11,873         2,302,383
Non-agency securities                    102,474          1,975                --           104,449
CMBS - adjustable-rate                    75,123            891                 2            76,012
CMO collateral and investments            80,813            218               213            80,818
                                      ----------        -------        ----------        ----------
                                      $5,307,814        $17,001        $   16,845        $5,307,970
                                      ==========        =======        ==========        ==========

AS OF DECEMBER 31, 1999
Agency Securities:
   Fixed-rate                         $1,060,898        $   268        $   51,589        $1,009,577
   Medium-term                         1,128,500             39            24,835         1,103,704
   ARMs                                3,126,971          4,659            22,586         3,109,044
Non-agency Securities                     28,817            249                 6            29,060
CMBS - adjustable-rate                    59,330             --                --            59,330
CMO collateral and investments           103,142            697               184           103,655
                                      ----------        -------        ----------        ----------
                                      $5,507,658        $ 5,912        $   99,200        $5,414,370
                                      ==========        =======        ==========        ==========

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Non-agency Securities. The following table summarizes fair value disclosures for debt securities held-to-maturity (in thousands):

                                                   GROSS           GROSS
                                                 UNREALIZED      UNREALIZED           FAIR
                                   BASIS           GAINS           LOSSES            VALUE
                                ----------       ----------      ----------        -----------
AS OF SEPTEMBER 30, 2000
Pledged CMO Collateral          $3,143,910        $ 1,272        $   15,064        $3,130,118
                                ==========        =======        ==========        ==========

AS OF DECEMBER 31, 1999
Non-agency securities           $   97,999        $ 1,277        $       --        $   99,276
Pledged CMO Collateral           3,215,231          1,620            18,183         3,198,668
                                ----------        -------        ----------        ----------
                                $3,313,230        $ 2,897        $   18,183        $3,297,944
                                ==========        =======        ==========        ==========

Sales of released CMO collateral occasionally occur provided the collateral has paid down to within 15% of its original issuance amounts. The following table summarizes disclosures related to dispositions of debt securities (in thousands):

                                                              QUARTER ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30                     SEPTEMBER 30
                                                         ------------------------        --------------------------
                                                           2000            1999               2000           1999
                                                         --------         -------        -----------         ------
Sale of securities held available-for-sale:
   Amortized cost                                        $ 15,010         $    --        $ 1,389,568         $7,753
   Gains (losses)                                             (69)             --            (70,989)         1,761
Sale of released CMO collateral held-to-maturity:
   Amortized cost                                          84,547              --             84,547             --
   Gains                                                      816              --                816             --

NOTE 10 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is net income (loss) plus other comprehensive income
(loss), which, for the periods presented, consists of the change in unrealized gain (loss) on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (loss) for the periods indicated (in thousands):

                                                                 QUARTER ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30                    SEPTEMBER 30
                                                           -------------------------         -------------------------
                                                               2000             1999             2000             1999
                                                           --------         --------         --------         --------
Net income (loss)                                          $  9,767         $ 14,522         $(62,815)        $ 45,112
                                                           --------         --------         --------         --------
Other comprehensive income (loss):
   Unrealized gain (loss) on debt securities:
     Change in unrealized gain (loss) during period          23,712          (23,141)           3,367          (58,691)
     Reclassification adjustment for (gain) loss
       included in net income (loss)                             69               --           90,077           (1,761)
                                                           --------         --------         --------         --------
         Other comprehensive income (loss)                   23,781          (23,141)          93,444          (60,452)
                                                           --------         --------         --------         --------
                                                           $ 33,548         $ (8,619)        $ 30,629         $(15,340)
                                                           ========         ========         ========         ========

NOTE 11 - NET INTEREST INCOME ANALYSIS

The following tables summarize interest income, interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                                           QUARTER ENDED SEPTEMBER 30
                                                           ---------------------------------------------------------
                                                                      2000                            1999
                                                           --------------------------       ------------------------
                                                              AMOUNT          AVERAGE        AMOUNT         AVERAGE
                                                            ----------       ---------      ---------      ---------
Interest income:
   Mortgage securities and other investments                 $  86,229        6.89%          $  84,092       5.90%
   CMO collateral and investments                               59,751        7.32              63,725       7.22
                                                            ----------                      ----------
   Total interest income                                       145,980                         147,817
                                                            ----------                      ----------
Interest expense:
   Short-term borrowings                                        76,058        6.57              67,746       5.19
   CMO borrowings                                               59,879        7.39              64,309       7.34
                                                            ----------                      ----------
     Total interest expense                                    135,937                         132,055
                                                            ----------                      ----------
                                                            $   10,043                      $   15,762
                                                            ==========                      ==========

                                                                         NINE MONTHS ENDED SEPTEMBER 30
                                                             ------------------------------------------------------
                                                                       2000                          1999
                                                             ------------------------       ------------------------
                                                               AMOUNT       AVERAGE          AMOUNT        AVERAGE
                                                             ----------    ----------       ---------     ----------
Interest income:
   Mortgage securities and other investments                  $ 256,187       6.54%          $ 209,554       5.80%
   CMO collateral and investments                               179,418       7.27             208,796       7.16
                                                              ---------                      ---------
     Total interest income                                      435,605                        418,350
                                                              ---------                      ---------
Interest expense:
   Short-term borrowings                                        222,266       6.22             161,987       5.01
   CMO borrowings                                               179,836       7.34             209,741       7.25
                                                              ---------                      ---------
     Total interest expense                                     402,102                        371,728
                                                              ---------                      ---------
                                                              $  33,503                      $  46,622
                                                              =========                      =========

The following tables summarize increases (decreases) in interest income and interest expense due to changes in interest rates versus changes in volume for the periods indicated (in thousands):

                                                         QUARTER ENDED SEPTEMBER 30, 2000
                                                   ------------------------------------------
                                                      RATE*           VOLUME*          TOTAL
                                                    --------         ---------       ---------
Interest income:
   Mortgage securities and other investments        $ 13,042         $(10,905)        $ 2,137
   CMO collateral and investments                        907           (4,881)         (3,974)
                                                    --------         --------         -------
     Total interest income                            13,949          (15,786)         (1,837)
                                                    --------         --------         -------
Interest expense:
   Short-term borrowings                              16,740           (8,428)          8,312
   CMO borrowings                                        444           (4,874)         (4,430)
                                                    --------         --------         -------
     Total interest expense                           17,184          (13,302)          3,882
                                                    --------         --------         -------
                                                    $ (3,235)        $ (2,484)        $(5,719)
                                                    ========         ========         =======

                                                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                    -----------------------------------------
                                                      RATE*           VOLUME*          TOTAL
                                                    ---------       ----------       ---------
Interest income:
   Mortgage securities and other investments        $ 27,719         $ 18,914         $ 46,633
   CMO collateral and investments                      3,020          (32,398)         (29,378)
                                                    --------         --------         --------
     Total interest income                            30,739          (13,484)          17,255
                                                    --------         --------         --------
Interest expense:
   Short-term borrowings                              41,971           18,308           60,279
   CMO borrowings                                      2,488          (32,393)         (29,905)
                                                    --------         --------         --------
     Total interest expense                           44,459          (14,085)          30,374
                                                    --------         --------         --------
                                                    $(13,720)        $    601         $(13,119)
                                                    ========         ========         ========

         * The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Stockholder Litigation. During 1998 twenty-four purported class action lawsuits were filed against the Company and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business during various periods between January 28, 1997 and July 24, 1998. The complaints claim that as a result of such alleged improper actions, the market price of the Company's equity securities were artificially inflated during that time period. The complaints seek monetary damages in an undetermined amount. In March 1999 these actions were consolidated and in July 2000 a lead plaintiff group was appointed by the court. An amended complaint was filed October 20, 2000. The Company expects to respond to this amended complaint no later than mid-February 2001. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the actions. Based on available information, management believes the resolution of these suits will not have a material adverse effect on the financial position of the Company.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments ("Derivatives") and hedging activities. It requires an entity to recognize all Derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. If certain conditions are met, a Derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) in certain circumstances, a hedge of a foreign currency exposure. This statement is effective for the Company's fiscal year ending December 31, 2001. Adopting SFAS 133 on January 1, 2001 is expected to have a less than $2 million positive impact on the Company's financial position due to recognizing certain clean-up call rights on off-balance sheet securitizations as cash flow hedge instruments in other comprehensive income. Adopting SFAS 133 is not expected to have any impact on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Capstead Mortgage Corporation ("Capstead" or the "Company"), a mortgage investment firm, earns income from investing in mortgage assets on a leveraged basis and from other investment strategies.

ELECTION OF NEW LEADERSHIP

At the Company's Annual Meeting of Stockholders held April 20, 2000, stockholders elected a new Board of Directors including Wesley R. Edens, chairman of the board of Fortress Investment Group LLC ("Fortress"). An affiliate of Fortress acquired the Company's Series C and D preferred shares in December 1999 and on July 1, 2000 completed a tender offer acquiring 2.9 million common shares. As of October 23, 2000, the affiliate has reported acquiring 912,000 additional common shares. Together, these investments represent 33% of the voting shares of Capstead. The composition of the new Board of Directors includes four members designated by Fortress and three members designated by Capstead, two of whom are continuing directors from the previous Board. In addition, the Board announced the appointment of (i) Mr. Edens to the positions of Chairman of the Board and Chief Executive Officer of the Company, and (ii) Ronn K. Lytle, the Company's previous chairman and chief executive, to the position of Vice Chairman of the Board.

ADOPTION OF NEW INVESTMENT STRATEGY

During 1999 the Company's primary focus consisted of managing a portfolio of single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). This portfolio included fixed-rate and medium-term Agency Securities as well as adjustable-rate mortgage ("ARM") securities (see "NOTE 5" to the accompanying consolidated financial statements for further discussion of how the Company classifies its mortgage securities and other investments). On April 20, 2000 the Board approved modifying the Company's investment strategy to focus on adjustable-rate and short maturity assets, including, but not limited to, ARM Agency Securities and credit-sensitive commercial and residential mortgage-backed securities. By focusing the Company's investments on assets that adjust to a more current interest rate within one to twelve months, Capstead's new investment strategy is intended to help preserve capital and improve earnings prospects over the long term.

MORTGAGE SECURITIES AND OTHER INVESTMENTS
Mortgage securities and other investments consist primarily of high quality single-family residential mortgage-backed securities, most of which are Agency Securities. Agency Securities are AAA-rated and have no foreclosure risk; however, Capstead is subject to reduced net interest margins during periods of rising short-term interest rates or increasing prepayment rates (see "Effects of Interest Rate Changes"). Non-agency securities consist of private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers and other AAA-rated private mortgage securities (together, "Non-agency Securities"). Although currently investment grade, commercial mortgage-backed securities ("CMBS") held by the Company carry credit risk associated with the underlying commercial mortgage loans. Features of the related CMBS issuances, including subordinated securities held by other investors, helps mitigate this risk (see "Risks Associated With Credit-Sensitive Investments"). Mortgage securities and other investments are financed under repurchase arrangements with investment banking firms pursuant to which the portfolios are pledged as collateral

(see "Liquidity and Capital Resources"). The following yield and cost analysis illustrates results achieved during the most recent quarter for each component of the Company's mortgage securities portfolio and its currently projected fourth quarter 2000 earnings capacity:

                                  3RD QUARTER AVERAGE            AS OF SEPTEMBER 30, 2000
                           -----------------------------------   -------------------------   PROJECTED     LIFETIME
                                          ACTUAL       ACTUAL       PREMIUMS                4TH QUARTER    PREPAYMENT
                             BASIS       YIELD/COST    RUNOFF     (DISCOUNTS)      BASIS     YIELD/COST    ASSUMPTIONS
                             -----       ----------    ------     -----------      -----     ----------    -----------
                                 *                                                  *            **
Agency Securities:
  FNMA/FHLMC:

     Fixed-rate             $     3,727      9.79%       16%       $     17     $     3,647      9.66%         25%
     Medium-term                651,791      6.99        20          (6,620)        621,289      6.99          18
     ARMs:
       LIBOR/CMT              1,518,401      6.90        22          35,741       1,901,380      7.17          40
       COFI                     217,190      7.42        14          (5,354)        212,162      7.67          15
  GNMA ARMs                   2,370,779      6.64        17          18,502       2,310,926      6.99          24
                            ------------     ----        --        --------    ------------      ----          --
                              4,761,888      6.81        19          42,286       5,049,404      7.09          29

Non-agency Securities           163,670      8.00        18              -          102,474      8.26          30

CMBS - adjustable-rate           75,075      9.41         -           (788)          75,123      9.21           -
                            -----------      ----        --        -------     ------------      ----          --
                              5,000,633      6.89        19%       $41,498        5,227,001      7.14          28%
                                                         ==        =======                                     ==

Borrowings ***               (4,529,094)    (6.57)                               (4,763,276)    (6.63)
                            ------------     ----                              ------------      ----
Capital employed/
  financing spread          $    471,539     0.32%                              $   463,725      0.51%
                            ============     ====                              ============      ====

Return on assets ****                        0.80%                                               0.95%
                                             ====                                                ====

*        Basis represents the Company's investment before mark-to-market.

** Projected yields reflect ARM security coupon resets and lifetime prepayment assumptions as adjusted for expected prepayments over the next 3 months. Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) ARM security coupon resets, (iii) actual prepayments and (iv) any changes in lifetime prepayment assumptions.

*** Borrowing rates may increase further depending largely upon future actions by the Federal Reserve to increase short-term interest rates.

**** The Company uses its liquidity to pay down borrowings. Return on assets is calculated assuming the use of this liquidity to reduce borrowing costs.

In connection with modifying its investment strategy, during the second quarter the Company sold $1.4 billion of fixed-rate and medium-term mortgage investments and designated for sale nearly $700 million of primarily medium-term securities, incurring a charge to operating results of $90.0 million. The charge consisted of realized losses of $70.9 million and a $19.1 million reduction in the Company's basis in securities designated for sale. During the third quarter, $100 million of fixed-rate Non-agency Securities were sold, reducing holdings of fixed-rate securities in the mortgage securities portfolio to less than $5 million. With the capital made available from these sales, the Company acquired $1.1 billion of ARM Agency Securities during the second quarter, an additional $706 million in the third quarter, and will continue to redeploy its capital in keeping with the new investment strategy, subject to the availability of suitable investments.

Consistent with the Company's new investment strategy, in December 1999 Capstead acquired $59 million of adjustable-rate CMBS. Because of recent market conditions, the pricing for these securities has been less attractive on a risk-adjusted return basis than other suitable investments. Consequently, only $17 million has been added to the CMBS portfolio since year-end, all during the first quarter. In addition, during 2000 the Company acquired $105 million of ARM Non-agency Securities through the redemption of 4 series of off-balance sheet collateralized mortgage obligations ("CMOs") previously issued by the Company. Runoff on mortgage securities investments totaled approximately $681 million during the nine months ended September 30, 2000.

The unamortized net premium paid for these portfolios (referred to as "premiums (discounts)") was $41.5 million at September 30, 2000, representing 0.80% of related unpaid principal balances. Prepayments remained relatively low during the third quarter because of continued high mortgage interest rates. Lower prepayment levels improve mortgage investment yields by allowing related purchase premiums to be recognized in operating results over a longer period. Annualized prepayments on Fannie Mae and Freddie Mac ARM securities averaged 22.4% for the third quarter, slightly higher than the 21.9% annualized rate for the second quarter but still low relative to the 32.1% level experienced in the third quarter of 1999. Annualized prepayments on Ginnie Mae ARM securities averaged 16.9% in the third quarter of 2000, compared to 16.9% the prior quarter and 24.4% for the same period of 1999.

The overall yield earned on the mortgage investment portfolio averaged 6.89% during the third quarter, compared to 6.52% during the second quarter and 5.90% during the third quarter of 1999. Overall portfolio yields continue to benefit from increases in yields on holdings of ARM securities as interest rates on the underlying mortgage loans reset to levels more reflective of the current interest rate environment. In addition, third quarter yields benefited from higher yields earned on newly acquired ARM securities and on mortgage securities designated for sale in connection with modifying the Company's investment strategy (see "Effects of Interest Rate Changes").

Overall financing spreads (the difference between the yield earned on mortgage investments and the rate charged on related borrowings), although still significantly below the 71 basis points achieved in the third quarter of 1999, improved to 32 basis points during the current quarter from 26 basis points during the second quarter as improving yields on the Company's mortgage investment portfolio out-paced rising borrowing rates for the first time since the Federal Reserve began increasing short-term interest rates in June 1999. The Company currently expects yields on ARM securities to continue to improve in future quarters. For example, if interest rates stabilize at current levels, yields on the current portfolio of ARM securities could improve as much as 55 basis points over the next 12 months. Conversely, if interest rates decline, such a yield improvement will likely not be achieved. The Company currently anticipates the average overall yield on its mortgage investments to improve approximately 25 basis points during the fourth quarter of 2000, while borrowing rates are expected to average 6 basis points higher. As such, the overall financing spread is expected to increase to approximately 51 basis points during the fourth quarter. Actual borrowing rates will be largely dependent upon future actions by the Federal Reserve to change short-term interest rates and the extent of any financial market liquidity concerns.

CMO COLLATERAL AND INVESTMENTS

Since exiting the residential mortgage loan conduit business in 1995, Capstead has maintained finance subsidiaries with capacity to issue CMOs and other securitizations backed by single-family residential mortgage loans ("securitization shelves"). In an effort to recover costs associated with these securitization shelves, and to potentially add to its CMO administration activities, from time to time the Company purchases mortgage loans from originators or conduits and issues CMOs or other securities backed by these loans. The Company may or may not retain a significant residual economic interest in these securitizations. During the first quarter of 2000, Capstead issued one such CMO totaling $236 million. The Company did not retain any significant residual economic interest in this issuance.

To date, the related credit risk of the mortgage loans collateralizing CMOs issued by Capstead is borne by AAA-rated private mortgage insurers or by subordinated bonds within the related CMO series to which the collateral is pledged. The Company has retained $860,000 of credit risk in the form of subordinated bonds associated with approximately $520 million of these securities outstanding as of September 30, 2000. In addition, Capstead has retained $2.8 million of reserve funds in connection with two 1993 mortgage loan sales. These reserve funds are available to pay special hazard costs (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs associated with approximately $131 million of loans outstanding as of September 30, 2000 from the related securitizations. CMO collateral and investments, net of related bonds had been reduced to $24.1 million at quarter-end, down from $29.3 million at December 31, 1999. Included in this net investment are $18.2 million of the remaining CMO collateral premiums and bond discounts. Similar to premiums on the Company's mortgage investments, CMO collateral premiums and bond discounts, along with most of remaining CMO investments, are amortized to income as CMO collateral yield or bond expense adjustments based on both actual prepayments and lifetime prepayment assumptions (see "Effects of Interest Rate Changes").

UTILIZATION OF CAPITAL AND POTENTIAL LIQUIDITY

The following table summarizes the Company's utilization of capital and liquidity as of September 30, 2000 (in thousands):

                                                                                    CAPITAL
                                                ASSETS          BORROWINGS          EMPLOYED       LIQUIDITY *
                                             -----------       -----------          ---------      -----------
Agency Securities:
   FNMA/FHLMC:
     Fixed-rate and medium-term               $  624,527        $  577,164          $ 47,363        $  28,627
     ARMs                                      2,119,781         1,879,510           240,271          176,678
   GNMA ARMs                                   2,302,383         2,236,312            66,071           (3,001)
Non-agency Securities                            104,449             7,416            97,033           91,811
CMBS - adjustable-rate                            76,012            62,874            13,138              (95)
                                              ----------        ----------          --------        ---------
                                               5,227,152         4,763,276           463,876          294,020
CMO collateral and investments                 3,224,728         3,200,624            24,104               --
                                              ----------        ----------          --------        ---------
                                              $8,451,880        $7,963,900           487,980          294,020
                                              ==========        ==========
Other assets, net of other liabilities                                                66,119           25,323**
                                                                                    --------        ---------
                                                                                    $554,099        $ 319,343
                                                                                    ========        =========

    * Based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of September 30, 2000 (see "Liquidity and Capital Resources").

    **   Represents unrestricted cash and cash equivalents.

1 - FOR - 2 REVERSE COMMON STOCK SPLIT

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

THIRD QUARTER COMMON DIVIDEND

On October 19, 2000 the Board of Directors declared a third quarter dividend of $0.12 per common share, payable November 20 to stockholders of record as of November 1, 2000.

STOCK REPURCHASES AND BOOK VALUE PER COMMON SHARE

During the nine months ended September 30, 2000, the Company, through open market purchases, acquired 376,950 common shares at an average price of $7.77 (including transaction costs) and 826,900 shares of its $1.26 Cumulative Convertible Preferred Stock, Series B ("Series B preferred shares") at an average price of $9.61 (including transaction costs). On January 25, 2000 the Company purchased 5,568,500 common shares at a price of $9.27 per share (including transaction costs) pursuant to a tender offer that closed on January 14, 2000. Since share repurchases began in December 1998 through September 30, 2000, the Company has repurchased 26.9% of its outstanding common shares and 8.4% of its Series B preferred shares. As of July 31, 2000, the Company had remaining authorization to repurchase 819,300 common shares and 551,100 Series B preferred shares.

At September 30, 2000 book value per common share was $12.51, compared to $11.66 per common share at June 30, 2000, and $11.83 per common share at December 31, 1999 (calculated assuming redemption of the Series A and B preferred shares and conversion of the Series C and D preferred shares). The increase in book value per common share reflects the positive impact on the value of the mortgage investment portfolio of improving yields on ARM securities, as well as easing inflation concerns. To a lesser extent, share repurchases also contributed to higher book value. Although anticipated higher yields on ARM securities should allow for further improvements in the value of these securities, the market value of the mortgage investment portfolio will continue to fluctuate with changes in mortgage interest rates and market liquidity, and such changes will be reflected in book value per common share.

RESULTS OF OPERATIONS

Comparative net operating results (interest income or fee revenue, net of related interest expense and, in the case of CMO administration, related direct and indirect operating expense) by source were as follows (in thousands, except per share amounts):

                                                                   QUARTER ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                              ------------------------         -------------------------
                                                                 2000             1999             2000             1999
                                                              -------         --------         --------         --------
Agency Securities                                             $ 7,619         $ 13,515         $ 26,756         $ 40,432
Non-agency Securities                                           1,800            2,717            4,982            6,858
CMBS                                                              619               --            1,748               --
CMO collateral and investments                                   (375)            (926)          (1,182)          (2,273)
                                                              -------         --------         --------         --------
   Net margin on mortgage assets                                9,663           15,306           32,304           45,017
Other revenue (expense):
   Loss on portfolio restructuring                                 --               --          (90,008)              --
   Severance charges                                               --               --           (3,607)              --
   Gain on sale of mortgage securities                            747               --              747            1,738
   CMO administration and other                                   781              804            2,458            3,177
   Other operating expense                                     (1,424)          (1,588)          (4,709)          (4,820)
                                                              -------         --------         --------         --------
Net income (loss)                                             $ 9,767         $ 14,522         $(62,815)        $ 45,112
                                                              =======         ========         ========         ========
Net income (loss) per common share - basic and diluted        $  0.15         $   0.31         $  (3.50)        $   0.96

The earning capacity of Capstead's mortgage asset portfolios is largely dependent on the overall size and composition of the portfolios, the relationship between short- and long-term interest rates (the "yield curve") and the extent the Company continues to invest its liquidity in these portfolios. Lower overall net margins on mortgage assets for the quarter and nine months ended September 30, 2000 compared to the same periods in 1999 reflect higher borrowing costs incurred financing the Company's mortgage investments. Borrowing costs were higher primarily because of continued actions taken by the Federal Reserve to increase short-term interest rates by a total of 175 basis points since June 1999, including a 50 basis point increase on May 16, 2000. As a result, the Company's borrowing rates averaged 138 and 121 basis points higher during the quarter and nine months ended September 30, 2000, respectively, than during the same periods in 1999. These higher borrowing rates were only partially offset by the benefits of improving yields on ARM securities, the restructuring of the Company's mortgage investment portfolio as a result of modifying its investment strategy (see above, "Financial Condition - Adoption of New Investment Strategy") and relatively low mortgage asset prepayment levels.

Agency Securities contributed less to operating results during the quarter and nine months ended September 30, 2000 than during the same periods in 1999 because of higher borrowing costs, despite higher average yields. Yields for this portfolio were 6.81% and 6.44% during the quarter and nine months ended September 30, 2000, respectively, compared to 5.85% and 5.74% during the same periods in 1999, while average borrowing rates were 6.56% and 6.21%, respectively, compared to 5.19% and 5.01% during the same periods in 1999. Yields benefited as interest rates on mortgage loans underlying ARM securities continued to reset to levels more reflective of the current interest rate environment and prepayments rates remained at relatively low levels. In addition, current yields benefited from higher yields on newly acquired ARM securities and on mortgage securities designated for sale in connection with the portfolio restructuring. The average outstanding portfolio was $4.8 billion and $5.0 billion during the quarter and nine months ended September 30, 2000, respectively, compared to $5.6 billion and $4.7 billion for the same periods in 1999.

Non-agency Securities contributed less to operating results during the quarter and nine months ended September 30, 2000 because of higher borrowing costs. The average outstanding portfolio was $164 million and $170 million during the quarter and nine months ended September 30, 2000, respectively, compared to $135 million and $116 million for the same periods in 1999, respectively. During 2000 the Company financed this portfolio with average borrowings of $85 million and $105 million, respectively, while in 1999 the portfolio was funded almost entirely with equity. Average yields for this portfolio (calculated including mortgage insurance costs) were 8.00% and 7.93% during the quarter and nine months ended September 30, 2000, respectively, compared to 8.07% and 8.02% during the same periods in 1999.

Consistent with its new investment strategy, in December 1999 Capstead made its first acquisitions of credit sensitive CMBS. The portfolio currently consists of $76 million of adjustable-rate CMBS financed by longer-term repurchase arrangements. Because of recent market conditions, the pricing for these securities has been less attractive on a risk-adjusted return basis than other suitable investments that are in keeping with the Company's new investment strategy. As a result, the Company has focused on redeploying capital made available by runoff and the portfolio restructuring into acquisitions of ARM securities and, up to this point, has limited the growth the CMBS portfolio.

CMO collateral and investments results continue to benefit from relatively low prepayment rates allowing remaining collateral premiums and bond discounts to be amortized to earnings over a longer period. In addition, results for the nine months ended September 30, 1999 included the write-off of bond discounts related to 1999 redemptions of CMO bonds. Without growth of this portfolio either through the issuance of CMOs in which the Company retains residual interests, or the acquisition of other CMO investments, this portfolio is not expected to provide a positive return on capital employed in future periods.

In connection with the portfolio restructuring, in April the Company incurred a $90.0 million charge to operating results for the sale, or designation for sale, of most of its fixed-rate and medium-term securities. This charge consisted of realized losses of $70.9 million and a $19.1 million reduction in basis in securities designated for sale. Also during the second quarter the Company incurred severance charges of

$3.6 million, related primarily to the resignation of its former chief executive (see above, "Financial Condition - Election of New Leadership").

Gain on sale in the third quarter reflects the sale of $100 million of fixed-rate Non-agency Securities. CMO administration and other revenue was lower for the quarter and nine months ended September 30, 2000 primarily because of declining CMO administration fee income. As the CMOs for which the Company has CMO administration responsibilities pay down, related fee income is expected to decline.

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

Borrowings under repurchase arrangements secured by Agency Securities and Non-agency Securities generally have maturities of less than 31 days. The Company has uncommitted repurchase facilities with investment banking firms to finance these mortgage assets, subject to certain conditions. Interest rates on borrowings under these facilities are generally based on overnight to 30-day London Interbank Offered Rate ("LIBOR") rates. The terms and conditions of these arrangements are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and the securities' credit quality.

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

Primarily because of the new investment strategy described above, earnings are less sensitive to changes in interest rates at September 30, 2000 than at December 31, 1999, as indicated in the following table:

                                                        10-YEAR
                                               30-DAY     U.S.
                                               LIBOR    TREASURY                 IMMEDIATE CHANGE IN:
                                                RATE      RATE      (RATES IN BASIS POINTS, DOLLARS IN THOUSANDS)
                                             --------- ----------- -------------------------------------------------
                                                  *          *
30-day LIBOR rate                                                     Down 100       Down 100      Flat       Up 100
10-year U.S. Treasury rate                                            Down 100         Flat        Up 100     Up 100
Projected 12-month earnings change:**
   As of September 30, 2000                       6.62%     5.80%      $22,593        $28,856      $6,634    $(29,808)
   As of December 31, 1999                        5.82      6.44        31,160         36,190       5,044     (37,821)

* Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date.

** Note that the impact of actual or planned acquisitions of mortgage assets subsequent to the indicated period-end (beyond acquisitions necessary to replace runoff) were not factored into the simulation model for purposes of this disclosure.

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

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may affect the Company's earnings in various ways. The Company's earnings currently depend, in part, on the difference between the interest received on mortgage securities and other investments, and the interest paid on related borrowings, which are generally based on 30-day LIBOR. The resulting spread may be reduced or even turn negative in a rising short-term interest rate environment. Because a substantial portion of the Company's mortgage investments are ARM mortgage securities, the risk of rising short-term interest rates is generally offset to some extent by increases in the rates of interest earned on the underlying ARM loans, which reset periodically based on underlying indices (generally 6-month LIBOR and 1-year CMT rates). Since ARM loans generally limit the amount of such increases during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans contributing to lower or even negative financing spreads. At other times, as seen in 1998, declines in these indices may be greater than declines in the Company's borrowing rates, contributing to lower or even negative financing spreads. The Company may invest in Derivatives from time to time as a hedge against rising interest rates on a portion of its short-term borrowings. At September 30, 2000 the Company did not own any Derivatives as a hedge against rising interest rates.

Another effect of changes in interest rates is that as long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage investments generally increases. To the extent the proceeds of prepayments on mortgage investments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such investments, earnings may be adversely affected. As seen in 1998, prolonged periods of high prepayments can significantly reduce the expected life of mortgage investments; therefore, the actual yields realized can be lower due to faster amortization of purchase premiums. In addition, the rates of interest earned on ARM investments generally will decline during periods of falling short-term interest rates as the underlying ARM loans reset at lower rates.

Changes in interest rates also impact earnings recognized from CMO investments, which have consisted primarily of interest-only mortgage securities and fixed-rate CMO residuals (see "Financial Condition"). The amount of income that may be generated from interest-only mortgage securities is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below interest rates on the collateral, principal prepayments may increase, reducing or even turning negative the overall return on these investments. As seen in 1998, sustained periods of high prepayments can result in losses. Conversely, if mortgage interest rates rise, interest-only mortgage securities tend to perform favorably because underlying mortgage loans will generally prepay at slower rates, thereby increasing overall returns. The Company sold its investments in interest-only mortgage securities in connection with the 1998 restructuring of its mortgage asset portfolios.

CMO residuals behave similarly to interest-only mortgage securities. As seen in 1998, if mortgage interest rates fall, prepayments on the underlying mortgage loans generally will be higher, thereby reducing or even turning negative the overall returns on these investments. This is due primarily to the acceleration of the amortization of bond discounts as bond classes are repaid more rapidly than originally anticipated. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, improving the overall return on an investment in a fixed-rate CMO residual because of an increase in time over which the Company receives the larger positive interest spread.

Capstead periodically sells mortgage assets, which may increase income volatility because of the recognition of transactional gains or losses. Such sales may become attractive as values of mortgage assets fluctuate with changes in interest rates. At other times, such as in 1998, it may become prudent to significantly downsize the mortgage asset portfolios to mitigate exposure to further declines in mortgage interest rates or, as in the second quarter of 2000, to shift the Company's investment focus to adjustable-rate and short maturity assets (see "Financial Condition - Adoption of New Investment Strategy").

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

OTHER

FORWARD LOOKING STATEMENTS

This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. The Company's actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of the Company's investments and unforeseen factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments, fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          PART II. - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Updated information required by this Item is incorporated by reference to the information included in Part 1. Item 1. - Financial Statements, specifically:
NOTE 12 to Consolidated Financial Statements.

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



                                   CAPSTEAD MORTGAGE CORPORATION


Date:  November 9, 2000            By:  /s/ ANDREW F. JACOBS
                                        -------------------------------------
                                        Andrew F. Jacobs
                                        Executive Vice President - Finance


Date:  November 9, 2000            By:  /s/ PHILLIP A. REINSCH
                                        -------------------------------------
                                        Phillip A. Reinsch
                                        Senior Vice President - Control

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                     DESCRIPTION

12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

27       Financial Data Schedule (electronic filing only).