Form 10-K
period 2000-12-31
CAPSTEAD MORTGAGE CORP
filed 2001-03-20
CIK 766701

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                                           OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (214) 874-2323

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

               TITLE OF EACH CLASS                                         NAME OF EXCHANGE ON WHICH REGISTERED
               -------------------                                         ------------------------------------
Common Stock ($0.01 par value)                                                   New York Stock Exchange
$1.60 Cumulative Preferred Stock, Series A ($0.10 par value)                     New York Stock Exchange
$1.26 Cumulative Convertible Preferred Stock, Series B ($0.10 par value)         New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES    X      NO
                                              -------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

AT MARCH 15, 2001 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS $227,415,000.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 15, 2001: 25,282,472

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2000 ARE INCORPORATED BY REFERENCE INTO PARTS II AND IV.

(2) PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT, ISSUED IN CONNECTION WITH THE 2001 ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT, ARE INCORPORATED BY REFERENCE INTO PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CAPSTEAD MORTGAGE CORPORATION

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
ITEM  1.      BUSINESS...................................................      1

ITEM  2.      PROPERTIES.................................................      3

ITEM  3.      LEGAL PROCEEDINGS..........................................      3

ITEM  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........      3

                                     PART II

ITEM  5.      MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS..........................      3

ITEM  6.      SELECTED FINANCIAL DATA....................................      3

ITEM  7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS......................      3

ITEM  7.a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK........................................      4

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................      4

ITEM  9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE......................      4

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........      4

ITEM 11.      EXECUTIVE COMPENSATION.....................................      4

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT....................................      4

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............      4

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K......................................      5

                                     PART I

ITEM 1.       BUSINESS.

Capstead Mortgage Corporation ("Capstead," the "Company" or the "Registrant") was incorporated on April 15, 1985 in Maryland and commenced operations in September 1985. Capstead is a mortgage investment firm operating as a real estate investment trust ("REIT") that earns income from investing in mortgage assets on a leveraged basis and other investment strategies.

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

With the election of a new Board of Directors in April 2000, the Company modified its investment strategy to focus on adjustable-rate and short-maturity assets, including, but not limited to, adjustable-rate Agency Securities and credit-sensitive commercial and residential mortgage assets. By focusing on investments that adjust to a more current interest rate within one to twelve months, this investment strategy is intended to help preserve capital and stabilize earnings prospects over the long term.

For further discussion of the Company's business, see the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 on pages 27 through 32.

EFFECTS OF INTEREST RATE CHANGES AND INTEREST RATE SENSITIVITY

For discussion of effects of interest rate changes on the Company's mortgage asset portfolios, see the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 on pages 36 through 38.

RISKS ASSOCIATED WITH CREDIT-SENSITIVE INVESTMENTS

For discussion of risks associated with credit-sensitive investments, see the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 on pages 38 and 39.

OTHER INVESTMENT STRATEGIES

The Company may enter into other short- or long-term investment strategies as the opportunities arise.

COMPETITION

In purchasing mortgage assets, the Company competes with savings banks, commercial banks, mortgage and investment bankers, conduits, insurance companies, other lenders and mutual funds.

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

EMPLOYEES

As of December 31, 2000, the Company had 17 full-time employees.

TAX STATUS

As used herein, "Capstead REIT" refers to Capstead and the entities that are consolidated with Capstead for federal income tax purposes. Capstead REIT has elected to be taxed as a REIT for federal income tax purposes and intends to continue to do so. As a result of this election, Capstead REIT will not be taxed at the corporate level on taxable income distributed to stockholders, provided that certain requirements concerning the nature and composition of its income and assets are met and that at least 95% (90% for years after 2000) of its REIT taxable income is distributed.

If Capstead REIT fails to qualify as a REIT in any taxable year, it would be subject to federal income tax at regular corporate rates and would not receive a deduction for dividends paid to stockholders. If this were the case, the amount of after-tax earnings available for distribution to stockholders would decrease substantially.

As long as Capstead REIT qualifies as a REIT, it will generally be taxable only on its undistributed taxable income. Distributions out of current or accumulated earnings and profits will be taxed to stockholders as ordinary income or capital gain, as the case may be. Distributions in excess of Capstead REIT's accumulated and current earnings and profits will constitute a non-taxable return of capital to the stockholders (except insofar as such distributions exceed the cost basis of the shares of stock) resulting in a corresponding reduction in the cost basis of the shares of stock. The Company notifies its stockholders of the proportion of distributions made during the taxable year that constitutes ordinary income, return of capital or capital gains.

For 2000, 70.4% and 29.6% of the common stock distributions were characterized as ordinary income and nontaxable return of capital, respectively, while 100% of the preferred stock distributions were characterized as ordinary income.

For 1999, 100% of the common and preferred stock distributions were characterized as ordinary income; no distributions were characterized as capital gains due to the utilization of capital loss carryforwards. Capstead REIT realized substantial capital losses on the sale of mortgage assets in 1998 and 2000. The resulting unused capital loss carryforwards of $331 million as of December 31, 2000, will in all likelihood eliminate the potential for capital gain distributions through the year 2005 when these carryforwards expire. During 1998, 92.0% and 8.0% of the common stock distributions were characterized as ordinary income and nontaxable return of capital, respectively, while 100% of the preferred stock distributions were characterized as ordinary income. Distributions by the Company will not be eligible for the dividends received deduction for corporations. Should the Company incur losses, stockholders will not be entitled to include such losses in their individual income tax returns.

All taxable income of Capstead Holdings, Inc., and its primary subsidiary Capstead Inc. (which held the mortgage banking operations prior to their sale in December 1998), is subject to federal and state income taxes, where applicable. These non-REIT subsidiaries had net operating loss carryforwards of $7.1 million as of December 31, 2000 and sufficient alternative minimum tax credit carryforwards to offset the payment of federal income taxes on $5.0 million of future taxable income, if any, earned by these subsidiaries. Capstead REIT's taxable income will include earnings of these subsidiaries only upon payment to Capstead REIT by distribution of such earnings, and only if these distributions are made out of current earnings and profits.

The foregoing is general in character. Reference should be made to pertinent Internal Revenue Code sections and the Regulations issued thereunder for a comprehensive statement of applicable federal income tax consequences.

ITEM 2.       PROPERTIES.

The Company's operations are conducted in Dallas, Texas in an office leased by the Company.

ITEM 3.       LEGAL PROCEEDINGS.

During 1998 twenty-four purported class action lawsuits were filed against the Company and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business during various periods between January 28, 1997 and July 24, 1998. The complaints claim that as a result of such alleged improper actions, the market price of the Company's equity securities were artificially inflated during that time period. The complaints seek monetary damages in an undetermined amount. In March 1999, these actions were consolidated and in July 2000, a lead plaintiff group was appointed by the court. An amended complaint was filed October 20, 2000. On February 20, 2001 the Company responded to this amended complaint. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the actions. Based on available information, management believes the resolution of these suits will not have a material adverse effect on the financial position of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

The information required by this item regarding the December 1999 issuance of preferred shares in an unregistered private placement to Fortress pursuant to
Section 4(2) of the Securities Act of 1933 is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 on pages 19 and 20 under the caption "Note 11 - Stockholders' Equity and Preferred Stock Subject to Repurchase," and page 27 under the caption "Election of New Leadership and Relationship with Fortress Investment Group LLC," and is incorporated herein by reference, pursuant to General Instruction G(2).

The information required by this item regarding the market price of, dividends on, and number of holders of the Registrant's common shares is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 on page 25 under the caption "Note 17 - Market and Dividend Information," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 6.       SELECTED FINANCIAL DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 on page 26 under the caption "Selected Financial Data," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 on pages 27 through 39 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7.a.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 on pages 27 through 39 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 on pages 3 through 25, and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included in the Registrant's 2001 definitive Proxy Statement on pages 4 through 6 under the captions "Election of Directors," on page 9 under the caption "Executive Officers," and on page 19 under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," all of which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.      EXECUTIVE COMPENSATION.

The information required by this item is included in the Registrant's 2001 definitive Proxy Statement on pages 10 through 12 under the caption "Executive Compensation," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.      SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.

The information required by this item is included in the Registrant's 2001 definitive Proxy Statement on pages 18 and 19 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Registrant's 2001 definitive Proxy Statement on page 20 under the caption "Certain Relationships and Related Transactions," which is incorporated herein by reference pursuant to General Instruction G(3).

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    Documents filed as part of this report:

       1. The following consolidated financial statements of the Company, included in the 2000 Annual Report to Stockholders, are incorporated herein by reference:

                                                                            PAGE
                                                                            ----
          Consolidated Statements of Operations -
            Three Years Ended December 31, 2000...........................     *
          Consolidated Balance Sheets - December 31, 2000 and 1999........     *
          Consolidated Statements of Stockholders' Equity and Preferred
            Stock
            Subject to Repurchase - Three Years Ended December 31,
            2000..........................................................     *
          Consolidated Statements of Cash Flows -
            Three Years Ended December 31, 2000...........................     *
          Notes to Consolidated Financial Statements - December 31, 2000..     *

       2. Financial Statement Schedules - All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       * Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 2000, filed herewith as
          Exhibit 13.

       3. Exhibits:

       EXHIBIT
       NUMBER
       -------
         2.1        Asset Purchase Agreement by and among Capstead,  Capstead
                    Holdings,  Inc. and Capstead Inc. and Homecomings Financial
                    Network, Inc.(8)
         3.1(a)     Charter, including Articles of Incorporation, Articles
                    Supplementary for $1.60 Cumulative Preferred Stock, Series
                    A, and all other amendments to such Articles of
                    Incorporation(4)
         3.1(b)     Articles Supplementary ($1.26 Cumulative Convertible
                    Preferred Stock, Series B)(3)
         3.1(c)     Articles Supplementary ($0.56 Cumulative Convertible
                    Preferred Stock, Series C)(9)
         3.1(d)     Articles Supplementary ($0.40 Cumulative Convertible
                    Preferred Stock, Series D)(9)
         3.2        Bylaws, as amended(4)
        10.21       1990 Employee Stock Option Plan(1)
        10.22       1990 Directors' Stock Option Plan(2)
        10.23       Employment Agreement between the Company and Ronn K.
                    Lytle(3)
        10.24       Restricted Stock Grant Agreement between Capstead and
                    Ronn K. Lytle(3)
        10.25       1994 Flexible Long Term Incentive Plan(5)
        10.26       1994 Capstead Inc. Restricted Stock Plan(5)
        10.27       Deferred Compensation Plan(5)
        10.29       Incentive Bonus Plan(6)
        10.30       Amendment to the 1994 Flexible Long Term Incentive Plan(6)
        10.31       Amendment No. 1 to the Employment Agreement dated between
                    Capstead and Ronn K. Lytle(7)


                                     PART IV

       3.     Exhibits (continued):

       EXHIBIT
       NUMBER
       -------
        10.32       1997 Flexible Long Term Incentive Plan(7)
        10.33       Purchase and Sale Agreement between Capstead Inc. and GMAC
                    Mortgage Corporation(8)
        10.34       Series C and Series D Convertible Preferred Stock Purchase
                    Agreement between Capstead and Fortress Investment Corp(9)
        10.35       Supplemental Agreement between Capstead and Fortress
                    Investment Corp(9)
        10.36       Registration Rights Agreement between Capstead and Fortress
                    Investment Corp(9)
        10.37       Form of Amendment No.1 to the Supplemental Agreement to
                    the Stock Purchase Agreement between Capstead and Fortress
                    Cap LLC(10)
        10.38       Management Contract between Capstead and Fortress Registered
                    Investment Trust*
        12          Computation of ratio of earnings to combined fixed charges and preferred stock dividends*
        13          Portions of the Company's Annual Report to Stockholders for
                    the year ended December 31, 2000*
        21          List of subsidiaries of the Company*
        23          Consent of Ernst & Young LLP, Independent Auditors*

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

      (2) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991

      (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

      (4) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-62212) dated May 6, 1993

      (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994

      (6) Incorporated by reference to the Company's 10-Q for the quarterly period ended March 31, 1996

      (7) Incorporated by reference to the Company's 10-Q for the quarterly period ended March 31, 1997

      (8) Incorporated by reference to the Company's Current Report of Form 8-K dated December 31, 1998

      (9) Incorporated by reference to the Company's Current Report of Form 8-K dated December 15, 1999

      (10) Incorporated by reference to the Company's Current Report of Form 8-K dated February 2, 2000

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

                                        CAPSTEAD MORTGAGE CORPORATION
                                                 REGISTRANT

Date:  March 15, 2001                    By:     /s/ ANDREW F. JACOBS
                                             -----------------------------------
                                             Andrew F. Jacobs
                                             Executive Vice President - Finance


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


 /s/ WESLEY R. EDENS              Chairman, Chief Executive       March 15, 2001
-------------------------------     Officer and Director
     (Wesley R. Edens)

 /s/ ANDREW F. JACOBS             Executive Vice President -      March 15, 2001
-------------------------------     Finance
       (Andrew F. Jacobs)

/s/ ROBERT I. KAUFFMAN            Director                        March 15, 2001
-------------------------------
    (Robert I. Kauffman)

/s/ PAUL M. LOW                   Director                        March 14, 2001
-------------------------------
         (Paul M. Low)

 /s/ RONN K. LYTLE                Vice Chairman and Director       March 9, 2001
-------------------------------
         (Ronn K. Lytle)

 /s/ MICHAEL G. O'NEIL            Director                        March 14, 2001
-------------------------------
      (Michael G. O'Neil)

 /s/ HOWARD RUBIN                 Director                        March 15, 2001
-------------------------------
     (Howard Rubin)

 /s/ MARK S. WHITING              Director                        March 15, 2001
-------------------------------
        (Mark S. Whiting)


                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 2.1       Asset Purchase Agreement by and among Capstead, Capstead Holdings,
           Inc. and Capstead Inc. and Homecomings Financial Network, Inc.(8)
 3.1(a)    Charter, including Articles of Incorporation, Articles Supplementary for $1.60 Cumulative Preferred Stock, Series A, and all other amendments to such Articles of Incorporation(4)
 3.1(b)    Articles Supplementary ($1.26 Cumulative Convertible Preferred Stock,
           Series B)(3)
 3.1(c)    Articles Supplementary ($0.56 Cumulative Convertible Preferred Stock,
           Series C)(9)
 3.1(d)    Articles Supplementary ($0.40 Cumulative Convertible Preferred Stock,
           Series D)(9)
 3.2       Bylaws, as amended(4)
10.21      1990 Employee Stock Option Plan(1)
10.22      1990 Directors' Stock Option Plan(2)
10.23      Employment Agreement between the Company and Ronn K. Lytle(3)
10.24      Restricted Stock Grant Agreement between Capstead and Ronn K.
           Lytle(3)
10.25      1994 Flexible Long Term Incentive Plan(5)
10.26      1994 Capstead Inc. Restricted Stock Plan(5)
10.27      Deferred Compensation Plan(5)
10.29      Incentive Bonus Plan(6)
10.30      Amendment to the 1994 Flexible Long Term Incentive Plan(6)
10.31      Amendment No. 1 to the Employment Agreement between Capstead and
           Ronn K. Lytle(7)
10.32      1997 Flexible Long Term Incentive Plan(7)
10.33      Purchase and Sale Agreement between Capstead Inc. and GMAC Mortgage
           Corporation(8)
10.34      Series C and Series D Convertible Preferred Stock Purchase Agreement
           between Capstead and Fortress Investment Corp(9)
10.35      Supplemental Agreement between Capstead and Fortress Investment
           Corp(9)
10.36      Registration Rights Agreement between Capstead and Fortress
           Investment Corp(9)
10.37      Form of Amendment No. 1 to the Supplemental Agreement to the Stock
           Purchase Agreement between Capstead and Fortress Cap LLC(10)
10.38      Management Contract between Capstead and Fortress Registered
           Investment Trust*
12         Computation of ratio of earnings to combined fixed charges and preferred stock dividends*
13         Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2000*
21         List of subsidiaries of the Company*
23         Consent of Ernst & Young LLP, Independent Auditors*

     (1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40016) dated April 29, 1991
     (2) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991
     (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992
     (4) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-62212) dated May 6, 1993
     (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994
     (6) Incorporated by reference to the Company's 10-Q for the quarterly period ended March 31, 1996
     (7) Incorporated by reference to the Company's 10-Q for the quarterly period ended March 31, 1997
     (8) Incorporated by reference to the Company's Current Report of Form 8-K dated December 31, 1998
     (9) Incorporated by reference to the Company's Current Report of Form 8-K dated December 15, 1999
     (10) Incorporated by reference to the Company's Current Report of Form 8-K dated February 2, 2000

     *    Filed herewith