Form 10-Q
period 2001-03-31
CAPSTEAD MORTGAGE CORP
filed 2001-05-07
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2001

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


Common Stock ($0.01 par value)                      27,508,880 as of May 7, 2001

================================================================================

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                      INDEX


                                                                                       PAGE
                                                                                       ----
                        PART I. -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

   Consolidated Balance Sheets -- March 31, 2001 and December 31, 2000 ..............    3

   Consolidated Statements of Operations -- Quarter Ended March 31, 2001 and 2000 ...    4

   Consolidated Statements of Cash Flows -- Quarter Ended March 31, 2001 and 2000 ...    5

   Notes to Consolidated Financial Statements .......................................    6

ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations .............................   15

ITEM 3. Qualitative and Quantitative Disclosure of Market Risk ......................   25

                         PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K ............................................   25

SIGNATURES ..........................................................................   26

ITEM 1. FINANCIAL STATEMENTS

                        PART I. -- FINANCIAL INFORMATION
                          CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                MARCH 31, 2001  DECEMBER 31, 2000
                                                                --------------  -----------------
                                                                  (UNAUDITED)
ASSETS
   Mortgage investments
     ($4.3 billion pledged under repurchase arrangements)         $ 4,682,937       $ 5,394,459
   CMO collateral and investments                                   3,020,161         3,126,878
                                                                  -----------       -----------
                                                                    7,703,098         8,521,337

   Prepaids, receivables and other                                     70,599            67,399
   Cash and cash equivalents                                           13,373            21,761
                                                                  -----------       -----------

                                                                  $ 7,787,070       $ 8,610,497
                                                                  ===========       ===========
LIABILITIES
   Borrowings under repurchase arrangements                       $ 4,168,018       $ 4,904,632
   Collateralized mortgage obligations ("CMOs")                     2,998,224         3,103,874
   Accounts payable and accrued expenses                               17,604            31,112
                                                                  -----------       -----------
                                                                    7,183,846         8,039,618
                                                                  -----------       -----------
PREFERRED STOCK SUBJECT TO REPURCHASE
   $0.56 Cumulative Convertible Preferred Stock, Series C,
     $0.10 par value; 5,378 shares authorized, issued and
     outstanding March 31, 2001 and December 31, 2000,
     respectively (converted into common shares May 4, 2001)           25,210            25,210
                                                                  -----------       -----------
STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value; 94,622 shares authorized:
     $1.60 Cumulative Preferred Stock, Series A,
       374 shares issued and outstanding at
       both March 31, 2001 and December 31, 2000
       ($6,134 aggregate liquidation preference)                        5,228             5,228
     $1.26 Cumulative Convertible Preferred Stock, Series B,
       15,845 shares issued and outstanding at
       both March 31, 2001 and December 31, 2000
       ($180,316 aggregate liquidation preference)                    177,012           177,012
   Common stock - $0.01 par value; 100,000 shares authorized;
     24,725 and 25,282 shares issued and outstanding at
     March 31, 2001 and December 31, 2000, respectively                   247               253
   Paid-in capital                                                    733,340           740,613
   Accumulated deficit                                               (378,127)         (396,882)
   Accumulated other comprehensive income                              40,314            19,445
                                                                  -----------       -----------
                                                                      578,014           545,669
                                                                  -----------       -----------

                                                                  $ 7,787,070       $ 8,610,497
                                                                  ===========       ===========


See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                         QUARTER ENDED MARCH 31
                                                                         ----------------------
                                                                           2001         2000
                                                                         ---------    ---------
INTEREST INCOME:
   Mortgage investments                                                  $  87,542    $  84,900
   CMO collateral and investments                                           55,785       57,929
                                                                         ---------    ---------
       Total interest income                                               143,327      142,829
                                                                         ---------    ---------

INTEREST AND RELATED EXPENSE:
   Borrowings under repurchase arrangements                                 65,162       71,908
   CMO borrowings                                                           55,615       57,903
   Mortgage insurance and other                                                328          403
                                                                         ---------    ---------
       Total interest and related expense                                  121,105      130,214
                                                                         ---------    ---------
         Net margin on mortgage assets                                      22,222       12,615
                                                                         ---------    ---------

OTHER REVENUE (EXPENSE):
   Gain on sale of mortgage assets                                           5,863           --
   CMO administration and other                                                719          784
   Other operating expense                                                  (4,155)      (1,729)
                                                                         ---------    ---------
       Total other operating revenue (expense)                               2,427         (945)
                                                                         ---------    ---------

NET INCOME                                                               $  24,649    $  11,670
                                                                         =========    =========

Net income                                                               $  24,649    $  11,670
Less cash dividends paid on preferred stock                                 (5,894)      (6,271)
                                                                         ---------    ---------
Net income available to common stockholders                              $  18,755    $   5,399
                                                                         =========    =========

NET INCOME PER COMMON SHARE:
   Basic                                                                 $    0.75    $    0.22
   Diluted                                                                    0.69         0.22

CASH DIVIDENDS DECLARED PER SHARE:
   Common                                                                $   0.490    $   0.240
   Series A Preferred                                                        0.400        0.400
   Series B Preferred                                                        0.315        0.315
   Series C Preferred (converted into common shares May 4, 2001)                --        0.140
   Series D Preferred (converted into common shares December 28, 2000)          --        0.100


See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                         QUARTER ENDED MARCH 31
                                                                         ----------------------
                                                                           2001         2000
                                                                         ---------    ---------
OPERATING ACTIVITIES:
   Net income                                                            $  24,649    $  11,670
   Noncash items:
     Amortization of discount and premium                                    6,990        5,295
     Depreciation and other amortization                                       268          205
   Gain on sale of mortgage assets                                          (5,863)          --
   Net change in prepaids, receivables, other assets, accounts payable
     and accrued expenses                                                  (15,303)     (10,307)
                                                                         ---------    ---------
       Net cash provided by operating activities                            10,741        6,863
                                                                         ---------    ---------

INVESTING ACTIVITIES:
   Purchases of mortgage securities and other investments                  (87,322)    (137,376)
   Purchases of CMO collateral and investments                                  --     (232,358)
   Principal collections on mortgage investments                           363,076      191,758
   Proceeds from sales of mortgage assets                                  457,182           --
   CMO collateral:
     Principal collections                                                 105,238       95,168
     Decrease in accrued interest receivable                                   663          576
     Decrease (increase) in short-term investments                            (434)         254
                                                                         ---------    ---------
       Net cash provided by (used in) investing activities                 838,403      (81,978)
                                                                         ---------    ---------

FINANCING ACTIVITIES:
   Decrease in borrowings under repurchase arrangements                   (736,614)     (17,052)
   CMO borrowings:
     Issuance of securities                                                     --      232,358
     Principal payments on securities                                     (107,113)     (96,604)
     Decrease in accrued interest payable                                     (601)        (509)
   Capital stock transactions                                               (7,310)     (55,516)
   Dividends paid                                                           (5,894)      (6,661)
                                                                         ---------    ---------
       Net cash provided by (used in) financing activities                (857,532)      56,016
                                                                         ---------    ---------
Net change in cash and cash equivalents                                     (8,388)     (19,099)
Cash and cash equivalents at beginning of period                            21,761       28,488
                                                                         ---------    ---------
Cash and cash equivalents at end of period                               $  13,373    $   9,389
                                                                         =========    =========


See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


NOTE 1 -- BUSINESS

Capstead Mortgage Corporation, a mortgage investment firm operating as a real estate investment trust ("REIT"), earns income from investing in mortgage assets on a leveraged basis and from other investment strategies. Currently, the Company's investment strategy focuses on real estate-related assets, including, but not limited to, adjustable-rate single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities") and credit-sensitive commercial and residential real estate-related assets. Fannie Mae, Freddie Mac and Ginnie Mae are also referred to as FNMA, FHLMC and GNMA, respectively.

NOTE 2 -- BASIS OF PRESENTATION

Basis of Presentation of Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Adoption of New Derivative Financial Instrument Accounting Rules. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") establishes new accounting and reporting standards for derivative financial instruments ("Derivatives") and hedging activities. It requires recognition of all Derivatives, including certain Derivatives not previously afforded accounting recognition, as either assets or liabilities on the balance sheets and measurement of those instruments at fair value. If certain conditions are met, a Derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction or existing asset or liability, or (iii) in certain circumstances, a hedge of a foreign currency exposure. The Company adopted SFAS 133 January 1, 2001 and recognized in Other comprehensive income certain clean-up call rights on off-balance sheet securitizations as cash flow hedge instruments (see NOTE 11). These call rights allow the Company to lock in a maximum price for a modest amount of adjustable-rate mortgage-backed securities that the Company expects to purchase in the future, provided certain requirements specified in the related indentures have been met.

NOTE 3 -- TENDER OFFER AND FIRST QUARTER COMMON DIVIDEND

Tender Offer. On March 22, 2001 the Company purchased 551,690 common shares at a price of $13.25 per share (including transaction costs) pursuant to a tender offer that closed on March 16, 2001.

First Quarter Dividend. On April 19, 2001 the Board of Directors declared a first quarter dividend of $0.49 per common share, payable May 21, 2001 to stockholders of record as of May 7, 2001.

NOTE 4 -- CAPITAL TRANSACTIONS SUBSEQUENT TO QUARTER END

Special Dividend. On April 30, 2001 the Board of Directors declared a special dividend of $7.30 per common share, or approximately $200 million of the Company's Paid-in capital, payable June 29, 2001 to stockholders of record as of June 13, 2001. Because of the significance of this distribution, the common shares will not trade ex-dividend until July 2, 2001. Common stockholders who sell their shares after the record date, and through the payment date, will also be selling their right to receive the special dividend.

1-For-2 Reverse Common Stock Split. In conjunction with declaring the special common dividend on April 30, 2001, the Company also announced it has called a special meeting of stockholders to be held June 15, 2001 for the purpose of approving a 1-for-2 reverse stock split of its common stock. A detailed description of this proposal will be provided in a proxy statement expected to be distributed to stockholders on or about May 17, 2001. The record date for determining stockholders entitled to notice of and to vote at the special meeting will be the close of business on May 11, 2001. The Board anticipates establishing the close of business on June 29, 2001, as the effective date of the reverse split. As such, the first day the common shares will trade post-split will be July 2, 2001. This coincides with the first day that the common shares will begin trading ex-special dividend. The consolidated financial statements and related notes have not been adjusted to reflect the reverse common stock split.

Conversion of Series C Preferred Shares. On May 4, 2001 Fortress Investment Group LLC ("Fortress") converted the Series C preferred shares it acquired through an affiliate in December 1999, into 2,689,000 common shares. Fortress controls 34% of the voting shares of the Company. Wesley R. Edens, the Company's Chairman of the Board and Chief Executive Officer, is also chairman of the board of Fortress.

NOTE 5 -- NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income after deducting preferred share dividends, as herein defined, by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income, after deducting preferred share dividends for antidilutive convertible preferred shares, by the weighted average number of common shares, dilutive stock options and dilutive convertible preferred shares outstanding.

The components of the computation of basic and diluted net income per share were as follows (in thousands, except per share data):

                                                                           QUARTER ENDED MARCH 31
                                                                           ----------------------
                                                                              2001        2000
                                                                           ---------    ---------
NUMERATOR FOR BASIC NET INCOME PER COMMON SHARE:
   Net income                                                               $ 24,649    $ 11,670
   Less all preferred share dividends*                                        (5,894)     (6,271)
                                                                            --------    --------
   Net income available to common stockholders                              $ 18,755    $  5,399
                                                                            ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    25,114      24,317
                                                                            ========    ========

BASIC NET INCOME PER COMMON SHARE                                           $   0.75    $   0.22
                                                                            ========    ========

NUMERATOR FOR DILUTED NET INCOME PER COMMON SHARE:
   Net income                                                               $ 24,649    $ 11,670
   Less cash dividends paid on antidilutive convertible preferred shares:
     Series A                                                                     --        (150)
     Series B                                                                 (4,991)     (5,221)
     Series B repurchase amounts less than book value*                            --         390
     Series C (converted into common shares May 4, 2001)                          --        (753)
     Series D (converted into common shares December 28, 2000)                    **          --
                                                                            --------    --------
                                                                            $ 19,658    $  5,936
                                                                            ========    ========

DENOMINATOR FOR DILUTED NET INCOME PER COMMON SHARE:
   Weighted average common shares outstanding                                 25,114      24,317
   Net effect of dilutive stock options                                          155          10
   Net effect of dilutive preferred shares                                     3,102       2,689
                                                                            --------    --------
                                                                              28,371      27,016
                                                                            ========    ========
DILUTED NET INCOME PER COMMON SHARE                                         $   0.69    $   0.22
                                                                            ========    ========

* Included as a component of the Series B preferred share dividends in the calculation of both basic and diluted net income per common share, is the difference between repurchase amounts and the Series B preferred shares book value of $11.17 per share.

**   Not applicable.

NOTE 6 -- MORTGAGE INVESTMENTS

Mortgage investments and the related average interest rates were as follows (dollars in thousands):

                                                                                                    AVERAGE
                          PRINCIPAL     PREMIUMS                      CARRYING       AVERAGE       EFFECTIVE
                           BALANCE     (DISCOUNT)        BASIS         AMOUNT        COUPON          RATE
                         -----------   -----------    -----------   -----------    -----------    -----------
                                                                         *             **             **
MARCH 31, 2001
Agency Securities:
   FNMA/FHLMC:
     Fixed-rate          $     3,353   $        16    $     3,369   $     3,586          10.00%          9.89%
     Medium-term             101,674           226        101,900       103,145           6.36           6.94
     LIBOR/CMT ARMs        2,106,777        37,088      2,143,865     2,159,667           8.22           7.08
     COFI ARMs               203,353        (4,745)       198,608       205,514           6.85           7.36
   GNMA ARMs               2,018,225        18,312      2,036,537     2,048,611           7.15           6.93
                         -----------   -----------    -----------   -----------    -----------    -----------
                           4,433,382        50,897      4,484,279     4,520,523           7.63           6.67
Non-agency securities         86,505            13         86,518        88,149           8.43           8.23
CMBS - adjustable-rate        74,058          (589)        73,469        74,265           7.09           8.35
                         -----------   -----------    -----------   -----------    -----------    -----------
                         $ 4,593,945   $    50,321    $ 4,644,266   $ 4,682,937           7.64%          7.06%
                         ===========   ===========    ===========   ===========    ===========    ===========

                                                                                                    AVERAGE
                          PRINCIPAL     PREMIUMS                      CARRYING       AVERAGE       EFFECTIVE
                           BALANCE     (DISCOUNT)        BASIS         AMOUNT        COUPON          RATE
                         -----------   -----------    -----------   -----------    -----------    -----------
DECEMBER 31, 2000
Agency Securities:
   FNMA/FHLMC:
     Fixed-rate          $     3,411   $        16    $     3,427   $     3,646          10.00%          9.73%
     Medium-term             586,954        (5,357)       581,597       585,756           6.19           7.00
     LIBOR/CMT ARMs        2,176,060        40,140      2,216,200     2,225,118           8.19           7.11
     COFI ARMs               209,721        (4,957)       204,764       208,672           6.78           7.58
   GNMA ARMs               2,181,958        18,323      2,200,281     2,199,649           7.07           6.92
                         -----------   -----------    -----------   -----------    -----------    -----------
                           5,158,104        48,165      5,206,269     5,222,841           7.43           7.03
Non-agency securities         94,538            --         94,538        96,390           8.44           8.21
CMBS - adjustable-rate        74,920          (688)        74,232        75,228           8.68           9.35
                         -----------   -----------    -----------   -----------    -----------    -----------
                         $ 5,327,562   $    47,477    $ 5,375,039   $ 5,394,459           7.47%          7.09%
                         ===========   ===========    ===========   ===========    ===========    ===========

* Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 10).

** Average Coupon is presented as of the indicated balance sheet date. Average Effective Rate is presented for the quarter then ended, calculated including mortgage insurance costs on non-agency securities and excluding unrealized gains and losses.

The Company classifies its Agency Securities and non-agency securities by interest rate characteristics of the underlying single-family residential mortgage loans. Commercial mortgage-backed securities ("CMBS") are classified in a similar fashion. Fixed-rate mortgage securities either (i) have fixed rates of interest for their entire terms, (ii) have an initial fixed-rate period of 10 years after origination and then adjust annually based on a specified margin over the 1-year Constant Maturity U.S. Treasury Note Rate ("1-year CMT"), or
(iii) were previously classified as medium-term and have adjusted to a fixed rate for the remainder of their terms. Medium-term mortgage securities either
(i) have an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year CMT, (ii) have initial interest rates that adjust one time, approximately 3 or 5 years after origination, based on a specified margin over Fannie Mae yields for 30-year, fixed-rate commitments at the time of adjustment, or (iii) are fixed-rate mortgage securities that have expected weighted average lives of 5 years or less. Adjustable-rate mortgage ("ARM") securities either (i) adjust annually based on a specified margin over 1-year CMT, (ii) adjust semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), (iii) adjust monthly based on a specific margin over the Cost of Funds Index ("COFI") as published by the Eleventh District Federal Reserve Bank, or (iv) were previously classified as medium-term and have begun adjusting annually based on a specified margin over 1-year CMT. CMBS held as of December 31, 2000 adjust monthly based on a specified margin over 30-day LIBOR.

Agency Securities are AAA-rated and have no foreclosure risk. Non-agency securities consist of private mortgage pass-through securities backed primarily by single-family jumbo-sized residential mortgage loans whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers and other AAA-rated private mortgage securities (together, "Non-agency Securities"). Although currently investment grade, CMBS held by the Company at March 31, 2001 carry credit risk associated with the underlying commercial mortgage loans. Features of the related CMBS issuance, including subordinated securities held by other investors, help mitigate this risk. The maturity of mortgage-backed securities is directly affected by the rate of principal prepayments on the underlying loans.

NOTE 7 -- CMO COLLATERAL AND INVESTMENTS

CMO collateral consists of fixed-rate, medium-term and adjustable-rate mortgage securities collateralized by single-family residential mortgage loans and related short-term investments, both pledged to secure CMO borrowings ("Pledged CMO Collateral"). All principal and interest on pledged mortgage securities is remitted directly to collection accounts maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the pledged mortgage securities and the reinvestment income earned thereon are available for the payment of principal and interest on CMO borrowings. Pledged mortgage securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. The Company has only $737,000 of credit risk in the form of subordinated bonds associated with approximately $487 million of these securities outstanding as of March 31, 2001. The weighted average effective interest rate for total Pledged CMO Collateral was 7.31% during the quarter ended March 31, 2001.

CMO investments currently consist of reserve funds retained by the Company in connection with two 1993 mortgage loan sales. These reserve funds are available to pay special hazard losses (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs associated with approximately $123 million of loans remaining outstanding as of March 31, 2001 from the related securitizations. The components of CMO collateral and investments were as follows (in thousands):

                                            MARCH 31, 2001    DECEMBER 31, 2000
                                            --------------    -----------------
            Pledged CMO Collateral:
              Pledged mortgage securities    $2,982,631          $3,088,579
              Short-term investments                925                 491
              Accrued interest receivable        18,012              18,675
                                             ----------          ----------
                                              3,001,568           3,107,745
              Unamortized premium                15,844              16,322
                                             ----------          ----------
                                              3,017,412           3,124,067
            CMO investments                       2,749               2,811
                                             ----------          ----------
                                             $3,020,161          $3,126,878
                                             ==========          ==========

NOTE 8 -- BORROWINGS UNDER REPURCHASE ARRANGEMENTS

Borrowings made under uncommitted repurchase arrangements with investment banking firms pursuant to which the Company pledges mortgage securities as collateral generally have maturities of less than 31 days. Repurchase arrangements with CMBS pledged as collateral generally have longer maturities. The terms and conditions of these arrangements are negotiated on a transaction-by-transaction basis. Repurchase arrangements and related weighted average interest rates, classified by type of collateral and maturities, were as follows (dollars in thousands):

                                                    MARCH 31, 2001         DECEMBER 31, 2000
                                                ----------------------   ----------------------
                                                BORROWINGS     AVERAGE   BORROWINGS     AVERAGE
                                                OUTSTANDING     RATE     OUTSTANDING     RATE
                                                -----------    -------   -----------    -------
     Agency Securities (less than 31 days)       $4,106,625       5.07%   $4,616,784       6.58%
     Agency Securities (31 to 90 days)                   --         --       218,104       6.55
     Non-agency Securities (less than 31 days)           --         --         6,947       6.90
     CMBS (less than 1 year)                         47,741       5.66        49,145       7.25

     CMBS (over 1 year)                              13,652       5.73        13,652       7.25
                                                 ----------    -------    ----------    -------
                                                 $4,168,018       5.08%   $4,904,632       6.59%
                                                 ==========    =======    ==========    =======

The weighted average effective interest rate on borrowings under repurchase arrangements was 5.81% during the quarter ended March 31, 2001.

NOTE 9 -- CMO BORROWINGS

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

                                              MARCH 31, 2001     DECEMBER 31, 2000
                                              --------------     -----------------
            CMOs                               $ 2,981,203          $ 3,087,167
            Accrued interest payable                17,167               17,768
                                               -----------          -----------
               Total obligation                  2,998,370            3,104,935
            Unamortized discount                      (146)              (1,061)
                                               -----------          -----------
                                               $ 2,998,224          $ 3,103,874
                                               ===========          ===========

            Range of average interest rates   4.89% to 9.43%       4.95% to 9.45%
            Range of stated maturities         2008 to 2030         2008 to 2030
            Number of series                        25                   26

The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption, generally at the Company's option, provided that certain requirements specified in the related indenture have been met (referred to as "Clean-up Calls"); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The average effective interest rate for all CMOs was 7.33% during the quarter ended March 31, 2001.

NOTE 10 -- DISCLOSURES REGARDING FAIR VALUES OF DEBT SECURITIES

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

The following table summarizes fair value disclosures for available-for-sale debt securities (in thousands):

                                                GROSS        GROSS
                                    COST      UNREALIZED   UNREALIZED     FAIR
                                    BASIS       GAINS        LOSSES       VALUE
                                 ----------   ----------   ----------   ----------
AS OF MARCH 31, 2001
Agency Securities:
   Fixed-rate                    $    3,369   $      217   $       --   $    3,586
   Medium-term                      101,900        1,245           --      103,145
   ARMs                           4,379,010       37,246        2,464    4,413,792
                                 ----------   ----------   ----------   ----------
                                  4,484,279       38,708        2,464    4,520,523
Non-agency Securities                85,327        1,631           --       86,958
CMBS - adjustable-rate               73,469          796           --       74,265
CMO collateral and investments       70,799          760           97       71,462
                                 ----------   ----------   ----------   ----------
                                 $4,713,874   $   41,895   $    2,561   $4,753,208
                                 ==========   ==========   ==========   ==========

AS OF DECEMBER 31, 2000
Agency Securities:
   Fixed-rate                    $    3,427   $      219   $       --   $    3,646
   Medium-term                      581,597        5,176        1,017      585,756
   ARMs                           4,621,245       20,165        7,971    4,633,439
                                 ----------   ----------   ----------   ----------
                                  5,206,269       25,560        8,988    5,222,841
Non-agency Securities                94,538        1,852           --       96,390
CMBS - adjustable-rate               74,232          996           --       75,228
CMO collateral and investments       74,648          196          171       74,673
                                 ----------   ----------   ----------   ----------
                                 $5,449,687   $   28,604   $    9,159   $5,469,132
                                 ==========   ==========   ==========   ==========

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from related CMO indentures pursuant to Clean-up Calls and held as Non-agency Securities. Fair value disclosures for debt securities held-to-maturity were as follows (in thousands):

                                           GROSS        GROSS
                              COST       UNREALIZED   UNREALIZED      FAIR
                              BASIS        GAINS        LOSSES        VALUE
                            ----------   ----------   ----------   ----------
AS OF MARCH 31, 2001
   Non-agency Securities    $    1,191   $       84   $       --   $    1,275
   Pledged CMO Collateral    2,948,699        1,206       13,535    2,936,370
                            ----------   ----------   ----------   ----------
                            $2,949,890   $    1,290   $   13,535   $2,937,645
                            ==========   ==========   ==========   ==========

AS OF DECEMBER 31, 2000
   Pledged CMO Collateral   $3,052,205   $    1,204   $   14,326   $3,039,083
                            ==========   ==========   ==========   ==========

Sales of released CMO collateral occasionally occur provided the collateral has paid down to within 15% of its original issuance amounts. Dispositions of debt securities were as follows (in thousands):

                                                          QUARTER ENDED MARCH 31
                                                          ----------------------
                                                            2001          2000
                                                          --------      --------
Sale of securities held available-for-sale:
   Amortized cost                                         $451,319      $     --
   Gain                                                      5,863            --

NOTE 11 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is net income plus other comprehensive income
(loss), which, for the periods presented, consists primarily of the change in unrealized gain (loss) on debt securities classified as available-for-sale. The quarter ended March 31, 2001 also includes the effect on other comprehensive income of adopting SFAS 133. The following table provides information regarding comprehensive income (loss) (in thousands):

                                                                  QUARTER ENDED MARCH 31
                                                                  ----------------------
                                                                     2001        2000
                                                                  ---------    ---------
Net income                                                         $ 24,649    $ 11,670
Other comprehensive income (loss):
   Unrealized gain on Derivatives held as cash flow hedges:
     Initial gain upon adoption of SFAS 133                           1,365          --
     Change in unrealized gain during period                           (372)         --
     Reclassification adjustment for gain included in net income        (13)
                                                                   --------    --------
                                                                        980          --
   Unrealized gain (loss) on debt securities:
     Change in unrealized gain (loss) during period                  25,752     (11,709)
     Reclassification adjustment for gain included in net income     (5,863)
                                                                   --------    --------
       Other comprehensive income (loss)                             20,869     (11,709)
                                                                   --------    --------
Comprehensive income (loss)                                        $ 45,518    $    (39)
                                                                   ========    ========

NOTE 12 -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and weighted average interest rates (dollars in thousands):

                                                            QUARTER ENDED MARCH 31
                                              ------------------------------------------------
                                                      2001                      2000
                                              ----------------------    ----------------------
                                                            AVERAGE                   AVERAGE
                                                           EFFECTIVE                 EFFECTIVE
                                               AMOUNT        RATE        AMOUNT        RATE
                                              --------     ---------    --------     ---------
Interest income:
   Mortgage investments                       $ 87,542       7.06%      $ 84,900       6.20%
   CMO collateral and investments               55,785       7.30         57,929       7.07
                                              --------                  --------
     Total interest income                     143,327                   142,829
                                              --------                  --------
Interest expense:
   Borrowings under repurchase arrangements     65,162       5.81         71,908       5.85
   CMO borrowings                               55,615       7.33         57,903       7.13
                                              --------                  --------
     Total interest expense                    120,777                   129,811
                                              --------                  --------
                                              $ 22,550                  $ 13,018
                                              ========                  ========

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                    RATE*      VOLUME*      TOTAL
                                                   --------    --------    --------
     Interest income:
        Mortgage investments                       $ 11,167    $ (8,525)   $  2,642
        CMO collateral and investments                1,859      (4,003)     (2,144)
                                                   --------    --------    --------
          Total interest income                      13,026     (12,528)        498
                                                   --------    --------    --------
     Interest expense:
        Borrowings under repurchase arrangements       (435)     (6,311)     (6,746)
        CMO borrowings                                1,632      (3,920)     (2,288)
                                                   --------    --------    --------
          Total interest expense                      1,197     (10,231)     (9,034)
                                                   --------    --------    --------
                                                   $ 11,829    $ (2,297)   $  9,532
                                                   ========    ========    ========

     * The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

During 1998, twenty-four purported class action lawsuits were filed against the Company and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business. In March 1999, these actions were consolidated and in July 2000, a lead plaintiff group was appointed by the court. An amended complaint was filed October 20, 2000. The amended complaint claims that as a result of alleged improper actions, the market prices of the Company's equity securities were artificially inflated during the period between April 17, 1997 and June 26, 1998. The amended complaint seeks monetary damages in an undetermined amount. On February 20, 2001 the Company responded to this amended complaint with a motion to dismiss all allegations against the Company and the named officers. On April 20, 2001 the plaintiffs responded to the Company's motion to dismiss. The Company expects to file its reply to the plaintiffs' response no later than May 21, 2001. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the actions. Based on available information, management believes the resolution of these suits will not have a material adverse effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Capstead Mortgage Corporation ("Capstead" or the "Company"), a mortgage investment firm operating as a real estate investment trust ("REIT"), earns income from investing in mortgage assets on a leveraged basis and from other investment strategies. Currently, the Company's investment strategy focuses on real estate-related assets, including, but not limited to, adjustable-rate single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities") and credit-sensitive commercial and residential real estate-related assets, which, when combined with the prudent use of leverage, can provide attractive returns. Fannie Mae, Freddie Mac and Ginnie Mae are also referred to as FNMA, FHLMC and GNMA, respectively.

Actions taken by the Federal Reserve during the first four months of 2001 to lower short-term interest rates a total of 200 basis points have contributed significantly to improvements in Capstead's financing spreads (the difference between yields earned on mortgage investments and rates charged on related borrowings) and the market value of the Company's mortgage assets. As a result, earnings have improved (see below, "Mortgage investments" and "Results of Operations") and book value per common share has increased to $14.09 at March 31, 2001, from $13.11 at December 31, 2000 (calculated excluding the first quarter 2001 common dividend, and assuming redemption of the Series A and B preferred shares and conversion of the Series C preferred shares). The market value of the Company's mortgage assets will continue to fluctuate with changes in interest rates and market liquidity, and such changes will generally be reflected in book value per common share. Earnings and book value also benefited during the quarter from $5.9 million in gains on the previously announced sale of most of Capstead's remaining medium-term mortgage assets and, to a lesser extent, the repurchase of 551,690 common shares at a price of $13.25 per share (including transaction costs) pursuant to a tender offer that closed March 16, 2001.

On April 30, 2001 the Board of Directors declared a special dividend of $7.30 per common share, or approximately $200 million of the Company's Paid-in capital, payable June 29, 2001 to stockholders of record as of June 13, 2001. Because of the significance of this distribution, the common shares will not trade ex-dividend until July 2, 2001. The special dividend is designed to optimize Capstead's equity capital, creating a capital structure capable of generating enhanced returns to common equity stockholders, particularly under current market conditions, while maintaining adequate liquidity. No asset sales are expected to be necessary to fund the dividend.

In conjunction with declaring the special common dividend, on April 30, 2001 the Company announced it has called a special meeting of stockholders to be held June 15, 2001 for the purpose of approving a 1-for-2 reverse stock split of its common stock. A detailed description of this proposal will be provided in a proxy statement expected to be distributed to stockholders on or about May 17, 2001. The record date for determining stockholders entitled to notice of and to vote at the special meeting will be the close of business on May 11, 2001. The Board anticipates establishing the close of business on June 29, 2001, as the effective date of the reverse split. As such, the first day the common shares will trade post-split will be July 2, 2001. This coincides with the first day that the common shares begin trading ex-special dividend. Share amounts and per share data have not been adjusted to reflect the reverse common stock split.

On May 4, 2001 Fortress Investment Group LLC ("Fortress") converted the Series C preferred shares it acquired through an affiliate in December 1999, into 2,689,000 common shares. Fortress controls 34% of the voting shares of the Company. Wesley R. Edens, the Company's Chairman of the Board and Chief Executive Officer, is also chairman of the board of Fortress.

MORTGAGE INVESTMENTS

Mortgage investments consist primarily of high quality single-family residential mortgage-backed securities, most of which are adjustable-rate mortgage ("ARM") Agency Securities (see NOTE 6 to the accompanying consolidated financial statements for further discussion of how the Company classifies its mortgage investments). Agency Securities are AAA-rated and have no foreclosure risk. Non-agency securities consist of private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers and other AAA-rated private mortgage securities (together, "Non-agency Securities"). The Company also invests in credit-sensitive commercial mortgage-backed securities ("CMBS"). Although currently investment grade, these securities carry credit risk associated with the underlying commercial mortgage loans. Features of the related CMBS issuances, including subordinated securities held by other investors, helps mitigate this risk (see "Risks Associated With Credit-Sensitive Investments"). Mortgage securities and other investments are financed under repurchase arrangements with investment banking firms pursuant to which the portfolios are pledged as collateral (see "Liquidity and Capital Resources").

The Company's mortgage investment portfolio declined during the first quarter of 2001 to $4.7 billion from $5.4 billion at year-end 2000 as a result of portfolio runoff and the previously announced sale of over $400 million of medium-term securities. Purchases were limited to $87 million of ARM securities. Although up to this point the Company has made only limited acquisitions of credit-sensitive mortgage assets such as CMBS, it continues to evaluate suitable investments. These investments may include commercial and residential real estate-related assets which, when combined with the prudent use of leverage, can provide attractive returns. The future size and composition of the Company's mortgage investment portfolio will depend on market conditions, including levels of mortgage prepayments and the availability of suitable investments at attractive pricing (see "Effects of Interest Rate Changes").

The following yield and cost analysis illustrates results achieved during the first quarter 2001 for each component of the mortgage investment portfolio and anticipated second quarter 2001 asset yields and borrowing rates as first projected by the Company on April 19, 2001 (the date first quarter 2001 results were released and based on interest rates in effect at that date) (dollars in thousands):

                                  1ST QUARTER AVERAGE                     AS OF MARCH 31, 2001
                         ----------------------------------------     ---------------------------    PROJECTED      LIFETIME
                                         ACTUAL         ACTUAL          PREMIUMS                    2ND QUARTER    PREPAYMENT
                            BASIS      YIELD/COST       RUNOFF        (DISCOUNTS)        BASIS      YIELD/COST     ASSUMPTIONS
                         -----------   -----------    -----------     -----------     -----------   -----------    -----------
                              *                                                            *             **             **
Agency Securities:
  FNMA/FHLMC:
     Fixed-rate          $     3,395          9.89%             7%    $        16     $     3,369          9.60%            25%
     Medium-term             227,721          6.94             20             226         101,900          6.11             25
     LIBOR/CMT ARMs        2,214,537          7.08             25          37,088       2,143,865          6.80             40
     COFI ARMs               202,308          7.36             12          (4,745)        198,608          6.72             15
  GNMA ARMs                2,140,864          6.93             28          18,312       2,036,537          6.56             26
                         -----------   -----------    -----------     -----------     -----------   -----------    -----------
                           4,788,825          7.02             26          50,897       4,484,279          6.67             32
Non-agency Securities         90,531          8.23             33              13          86,518          7.99             30
CMBS - adjustable-rate        73,595          8.35              4            (589)         73,469          7.39             --
                         -----------   -----------    -----------     -----------     -----------   -----------    -----------
                           4,952,951          7.06             26%    $    50,321       4,644,266          6.71             32%
                                                      ===========     ===========                                  ===========
Borrowings                 4,534,101          5.81                                     (4,168,018)         4.68
                         -----------   -----------                                    -----------   -----------
Capital employed/
  financing spread       $   418,850          1.25%                                   $   476,248          2.03%
                         ===========   ===========                                    ===========   ===========

*    Basis represents the Company's investment before mark-to-market.

** Projected yields for the second quarter 2001 reflect ARM coupon resets and lifetime prepayment assumptions as adjusted for expected prepayments for this quarter only as of April 19, 2001 (the date the Company released first quarter 2001 results and based on interest rates in effect at that date). Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) ARM coupon resets, (iii) actual prepayments and (iv) any changes in lifetime prepayment assumptions. Actual net margin on mortgage assets is also dependent on portfolio size and the extent the Company continues to deploy its liquidity in these portfolios (see "Effects of Interest Rate Changes").

The overall yield earned on the mortgage investment portfolio averaged 7.06% during the first quarter of 2001, compared to 7.09% during the fourth quarter of 2000. As expected, yields on ARM securities peaked during the first quarter of 2001 and then began declining, reflecting the current trend of declining interest rates that has been evident since the Federal Reserve began lowering short-term interest rates in January 2001. Yields on ARM securities are expected to continue to decline in the coming quarters. For example, if interest rates stabilize at rates in effect April 19, 2001, average quarterly yields on the Company's current holdings of ARM securities could decline a total of 116 basis points by the first quarter of next year. Actual yields on ARM securities will depend on fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments (see "Effects of Interest Rate Changes").

The principal prepayment rates on holdings of ARM securities increased during the first quarter of 2001 and are anticipated to increase further during the second quarter. Currently, coupon interest rates on most of the mortgage loans underlying these ARM securities are above prevailing fixed-rate mortgage interest rates, which is expected to prompt higher levels of prepayments until such time as these loans reset to lower levels as discussed above. Annualized prepayment rates on Ginnie Mae ARM securities averaged 28.2% during the first quarter of 2001, significantly higher than the 18.4% annualized rate during the fourth quarter of 2000. Annualized prepayment rates on Fannie Mae and Freddie Mac ARM securities averaged 24.6% during the first quarter of 2001, compared to 23.5% during the prior quarter. While lower prepayment levels improve mortgage investment yields by allowing related purchase premiums to be recognized in operating results over a longer period, higher prepayment levels shorten the period over which the premiums are amortized thus reducing investment yields. As a result of the increased prepayments, net amortization of purchase premiums on holdings of ARM securities increased to $4.9 million during the first quarter, from $3.1 million during the fourth quarter of 2000. As of March 31, 2001, the net premium on holdings of ARM securities was 1.15% of principal, or $50.7 million.

With its most recent action on April 18, 2001, the Federal Reserve has reduced the Federal Funds Rate by a total of 200 basis points since the beginning of this year in response to concerns over economic weakness. The 50 basis point reductions on each of January 3, January 31 and March 20, 2001 contributed to a 76 basis point decline in the Company's average borrowing rates to 5.81% during the first quarter from 6.57% during the fourth quarter of 2000. The Company's borrowing rates are expected to decline another 113 basis points in the second quarter of 2001 as the full effect of the first quarter interest rate reductions and most of the effect of the April rate reduction are realized. Any further changes in the Company's borrowing rates will depend on future actions by the Federal Reserve to change short-term interest rates, market expectations of future changes in short-term interest rates and the extent of any financial market liquidity concerns (see "Effects of Interest Rate Changes").

CMO COLLATERAL AND INVESTMENTS

Since exiting the residential mortgage loan conduit business in 1995, Capstead has maintained finance subsidiaries with capacity to issue CMOs and other securitizations backed by single-family residential mortgage loans ("securitization shelves"). From time to time, the Company purchases mortgage loans from originators or conduits, places these loans into private mortgage pass-through securities and issues CMOs or other securities backed by these securities. The Company may or may not retain a significant residual economic interest in these securitizations. During 2001, Capstead has not issued any CMOs.

To date, the related credit risk of the securities collateralizing CMOs issued by Capstead is borne by AAA-rated private mortgage insurers or by subordinated bonds within the related CMO series to which the collateral is pledged. The Company has only $737,000 of credit risk held in the form of subordinated bonds associated with approximately $487 million of these securities outstanding as of March 31, 2001.

In addition, Capstead has retained $2.7 million of reserve funds in connection with two 1993 mortgage loan sales. These reserve funds are available to pay special hazard costs (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs associated with approximately $123 million of loans outstanding as of March 31, 2001 from the related securitizations. CMO collateral and investments, net of related bonds, was $21.9 million at March 31, 2001, down from $23.0 million at December 31, 2000. Included in this net investment are $16.0 million of the remaining CMO collateral premiums and bond discounts. Similar to premiums on the Company's mortgage investments, CMO collateral premiums and bond discounts are amortized to income as CMO collateral yield or bond expense adjustments based on both actual prepayments and lifetime prepayment assumptions (see "Effects of Interest Rate Changes").

UTILIZATION OF CAPITAL AND POTENTIAL LIQUIDITY

The Company's utilization of capital and potential liquidity as of March 31, 2001 were as follows (in thousands):

                                                                      CAPITAL     POTENTIAL
                                           ASSETS     BORROWINGS      EMPLOYED    LIQUIDITY
                                         ----------   ----------     ----------   ----------
                                                                                      *
Agency Securities:
   FNMA/FHLMC:
     Fixed-rate                          $    3,586   $       --     $    3,586   $    3,478
     Medium-term                            103,145       99,240          3,905          811
     LIBOR/CMT ARMs                       2,159,667    1,969,386        190,281      125,491
     COFI ARMs                              205,514      132,383         73,131       66,965
   GNMA ARMs                              2,048,611    1,905,616        142,995       81,537
                                         ----------   ----------     ----------   ----------
                                          4,520,523    4,106,625        413,898      278,282
Non-agency Securities                        88,149           --         88,149       83,822
CMBS - adjustable-rate                       74,265       61,393         12,872           --
CMO collateral and investments            3,020,161    2,998,224         21,937           --
                                         ----------   ----------     ----------   ----------
                                         $7,703,098   $7,166,242        536,856      362,104
                                         ==========   ==========     ==========   ==========
Other assets, net of other liabilities                                   66,368       13,373**
                                                                     ----------   ----------
                                                                     $  603,224   $  375,477
                                                                     ==========   ==========

     * Based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of March 31, 2001 (see "Liquidity and Capital Resources"). The Company anticipates funding the $200 million special dividend out of this liquidity.

     **   Represents cash and cash equivalents.

The Company finances its investments in mortgage securities with investment banking firms under repurchase arrangements (see "Liquidity and Capital Resources"). CMO collateral and investments are generally pledged to secure CMO bonds. Liquidity is affected by, among other things, changes in market value of securities pledged under repurchase arrangements, principal prepayments and general conditions in the mortgage finance industry.

RESULTS OF OPERATIONS

Comparative net operating results (interest income or fee revenue, net of related interest expense and, in the case of CMO administration, related direct and indirect operating expense) by source were as follows (in thousands, except per share amounts):


                                         QUARTER ENDED MARCH 31
                                         ----------------------
                                            2001        2000
                                         ---------    ---------
     Agency Securities                    $ 19,940    $ 10,920
     Non-agency Securities                   1,801       1,390
     CMBS                                      553         542
     CMO collateral and investments            (72)       (237)
                                          --------    --------
        Net margin on mortgage assets       22,222      12,615
     Other revenue (expense):
        Gain on sale of mortgage assets      5,863          --
        CMO administration and other           719         784
        Other operating expense             (4,155)     (1,729)
                                          --------    --------
     Net income                           $ 24,649    $ 11,670
                                          ========    ========

     Net income per common share:
       Basic                              $   0.75    $   0.22
       Diluted                                0.69        0.22

The earning capacity of Capstead's mortgage asset portfolios is largely dependent on the overall size and composition of the portfolios, the relationship between short- and long-term interest rates (the "yield curve") and the extent the Company continues to invest its liquidity in these portfolios (see "Financial Condition" for discussion regarding the June 29, 2001 payment of a $200 million special dividend). Higher net margins on mortgage assets for the three months ended March 31, 2001 compared to the same period in 2000 reflect higher yields earned on the mortgage investment portfolio as yields on ARM securities steadily increased over the past year as coupon interest rates on the underlying mortgage loans reset higher reflecting the rising interest rate environment experienced during 2000. Yields were also impacted by the portfolio restructuring that commenced during the second quarter of last year and resulted in the sale or designation for sale of nearly all fixed-rate and medium-term securities previously held in the portfolio and the acquisition of additional ARM securities. Rates on borrowings under repurchase arrangements during the current quarter, although nearly flat with rates paid during the first quarter of 2000, benefited significantly from lower short-term interest rates and therefore were considerably lower than rates paid later in 2000. See "Financial Condition - Mortgage Investments" for a forward-looking discussion of the effects of recent actions taken by the Federal Reserve to lower short-term interest rates on ARM yields and borrowing rates.

Agency Securities contributed more to operating results during the first quarter of 2001 than in the same period of 2000 primarily because of higher average yields. Yields for this portfolio averaged 7.02% during the quarter, compared to 6.11% during the same quarter in 2000, while average borrowing rates were 5.80% compared to 5.83% in 2000. Average yields benefited as interest rates on mortgage loans underlying ARM securities reset higher (reflecting higher prevailing interest rates during much of 2000). Yields also increased with the restructuring-related sale of relatively low-coupon fixed-rate and medium-term securities. In addition, yields also benefited from higher yields on newly acquired ARM securities and on mortgage securities designated for sale in connection with the portfolio restructuring. The average outstanding Agency Securities portfolio was $4.8 billion during the current quarter, compared to $5.2 billion during the same period in 2000.

Non-agency Securities contributed more to operating results during the first quarter of 2001 despite a lower average outstanding portfolio because of lower borrowing costs. The average outstanding portfolio was $91 million during the current quarter, compared to $163 million during the same period in 2000. During the current quarter, this portfolio was funded almost entirely with equity, while in the corresponding quarter of 2000, this portfolio was financed with average borrowings of $119 million. Average yields for this portfolio (calculated including mortgage insurance costs) were 8.23% during the first quarter, compared to 7.92% during the same period in 2000.

Capstead made its first acquisitions of credit-sensitive CMBS in December 1999. Since early 2000, the Company has not made any additions to this portfolio, which currently consists of $74 million of adjustable-rate CMBS financed by longer-term repurchase arrangements. These investments yielded 8.35% during the first quarter while average borrowing rates were 6.35%.

CMO collateral and investments results continue to diminish as the CMO securitizations that the Company has retained interests in continue to runoff or are redeemed pursuant to clean-up calls (see "Financial Condition - CMO Collateral and Investments"). Without the issuance of CMOs in which the Company retains residual interests, or the acquisition of other CMO investments, this portfolio is not expected to provide a positive return on capital employed in future periods.

Gain on sale of mortgage assets reflects the sale of $451 million of medium-term Agency Securities.

CMO administration and other revenue was lower this year primarily because a declining portfolio of CMOs for which the Company provides administrative services. As these CMOs pay down, related fee income is expected to decline.

Other operating expenses include higher accruals for incentive compensation because of the expectation that the Company's performance in 2001 will exceed predetermined benchmarks established by the Compensation Committee of Capstead's Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include borrowings under repurchase arrangements, monthly principal and interest payments on mortgage securities and other investments, excess cash flows on CMO collateral and investments and proceeds from sales of mortgage assets (see "Financial Condition - Utilization of Capital and Liquidity"). The Company currently believes that these funds are sufficient for the acquisition of mortgage assets, repayments on borrowings, the payment of cash dividends as required for Capstead's continued qualification as a REIT and the June 29, 2001 payment of the recently declared special common dividend. No asset sales are expected to be necessary to fund this dividend. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

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

Borrowings under repurchase arrangements secured by purchases of adjustable-rate CMBS more closely match the interest rate adjustment features and expected life of these investments such that the Company anticipates it can earn consistent net interest spreads on these investments. Should Capstead make significant additional investments in credit-sensitive mortgage assets, it is anticipated that the Company will attempt to lessen interest rate volatility in a similar fashion or through the use of derivative financial instruments ("Derivatives") such as interest rate swaps (see "Effects of Interest Rate Changes" and "Risks Associated With Credit-Sensitive Investments").

EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

The Company performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes will have on future earnings. All mortgage assets and Derivatives held, if any, are included in this analysis. The sensitivity of CMO administration fee income to changes in interest rates is included as well. The model incorporates management assumptions regarding the level of prepayments on mortgage assets for a given interest rate change using market-based estimates of prepayment speeds for various coupon segments. These assumptions are developed through a combination of historical analysis and future expected pricing behavior. As of March 31, 2001, Capstead had the following estimated earnings sensitivity profile (dollars in thousands):

                                              10-YEAR
                                  30-DAY        U.S.
                                   LIBOR      TREASURY
                                   RATE         RATE                      IMMEDIATE CHANGE IN:*
                                  ------      --------      ---------------------------------------------------
30-day LIBOR rate                                           Down 1.00%    Down 1.00%      Flat         Up 1.00%
10-year U.S. Treasury rate                                  Down 1.00%      Flat        Up 1.00%       Up 1.00%
Projected 12-month
   earnings change:**
   March 31, 2001                  5.08%        4.92%        $22,873       $26,380       $4,802        $(16,787)
   December 31, 2000               6.56%        5.12%        $18,344       $23,447       $4,145        $(22,665)

* Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date.

** Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no guarantee that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.

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

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may affect the Company's earnings in various ways. Earnings currently depend, in part, on the difference between the interest received on mortgage securities and other investments, and the interest paid on related borrowings, which are generally based on 30-day LIBOR. The resulting spread may be reduced or even turn negative in a rising short-term interest rate environment. Because the mortgage investment portfolio consists primarily of ARM mortgage securities, the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on the underlying ARM loans, which reset periodically based on underlying indices (generally 1-year CMT rates). Since ARM loans generally limit the amount of such increases during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans contributing to lower or even negative financing spreads. At other times, as seen in 1998, and as is currently being experienced in 2001, declines in these indices during periods of falling short-term interest rates will negatively effect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company's borrowing rates, financing spreads could be lower or even become negative. The Company may invest in Derivatives from time to time as a hedge against rising interest rates on a portion of its short-term borrowings. At March 31, 2001, the Company did not own any Derivatives as a hedge against rising short-term interest rates.

Another effect of changes in interest rates is that as long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage investments generally increases. As seen in 1998, prolonged periods of high prepayments can significantly reduce the expected life of mortgage investments; therefore, the actual yields realized can be lower due to faster amortization of premiums. Further, to the extent the proceeds of prepayments on mortgage investments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such investments; earnings may be adversely affected.

A change in interest rates also impacts earnings recognized from CMO collateral and investments, which currently consist primarily of fixed-rate CMO residuals (see "Financial Condition"). As seen in 1998, if mortgage interest rates fall, prepayments on the underlying mortgage loans generally will be higher, accelerating the amortization of collateral premiums and bond discounts. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, improving the overall return on an investment in a fixed-rate CMO residual because of an increase in time over which the Company receives positive net cash flows and can amortize remaining collateral premiums and bond discounts.

Capstead periodically sells mortgage assets, which may increase income volatility because of the recognition of transactional gains or losses. Such sales may become attractive as values of mortgage assets fluctuate with changes in interest rates. At other times, such as in the second quarter of 2000, asset sales may become prudent to shift the Company's investment focus.

RISKS ASSOCIATED WITH CREDIT-SENSITIVE INVESTMENTS

Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Commercial property values and related net operating income are often subject to volatility, and such net operating income may be sufficient or insufficient to cover debt service on the related mortgage loan at any given time. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project and the ability of the applicable property to produce net operating income rather than upon the liquidation value of the underlying real estate. Even when the current net operating income is sufficient to cover debt service, there can be no assurance that this will continue to be the case in the future.

Additionally, commercial properties may not be readily convertible to alternative uses if such properties were to become unprofitable due to competition, age of improvements, decreased demand, regulatory changes or other factors. The conversion of commercial properties to alternate uses often requires substantial capital expenditures, which may or may not be available.

The availability of credit for commercial mortgage loans may be dependent upon economic conditions in the markets where such properties are located, as well as the willingness and ability of lenders to make such loans. The availability of funds in the credit markets fluctuates and there can be no assurance that the availability of such funds will increase above, or will not contract below current levels. In addition, the availability of similar commercial properties, and the competition for available credit, may affect the ability of potential purchasers to obtain financing for the acquisition of properties. This could effect the repayment of commercial mortgages.

Credit-sensitive residential mortgage assets differ from commercial mortgage assets in several important ways, yet can still carry substantial credit risk. Residential mortgage securities typically are secured by smaller loans to more obligors than CMBS, thus spreading the risk of mortgagor default. However, most of the mortgages supporting these securities are made to homeowners that do not qualify for Agency loan programs for reasons including loan size, financial condition, or work or credit history that may be indicative of higher risk of default than loans qualifying for such programs. As with commercial mortgage assets, in instances of default the Company may incur losses if proceeds from sales of the underlying collateral are less than the unpaid principal balances of the mortgage loans and related foreclosure costs. However, with residential mortgage assets this risk may be mitigated by various forms of credit enhancements including, but not limited to, primary mortgage insurance.

Through the process of securitizing both commercial and residential mortgage assets, credit risk can be heightened or minimized. Senior classes in multi-class securitizations generally have first priority over cash flows from a pool of mortgages and, as a result, carry the least risk, highest investment ratings and the lowest yields. Typically, a securitization will also have mezzanine classes and subordinated classes. Mezzanine classes will generally have somewhat lower credit ratings and may have average lives that are longer than the senior classes. Subordinate classes are junior in the right to receive cash flow from the underlying mortgages, thus providing credit enhancement to the senior and mezzanine classes. As a result, subordinated securities will have lower credit ratings because of the elevated risk of credit loss inherent in these securities.

The availability of capital from external sources to finance investments in credit-sensitive commercial and residential mortgage assets that are not financed to maturity at acquisition may be diminished during periods of mortgage finance market illiquidity, such as was experienced in 1998. Additionally, if market conditions deteriorate resulting in substantial declines in value of these assets, sufficient capital may not be available to support the continued ownership of such investments, requiring these assets to be sold at a loss.

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

(a)    Exhibits: The following Exhibit is presented herewith:

       Exhibit 12 - Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(b)    Reports on Form 8-K: None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CAPSTEAD MORTGAGE CORPORATION



Date: May 7, 2001                     By: /s/ ANDREW F. JACOBS
                                          --------------------------------------
                                          Andrew F. Jacobs
                                          Executive Vice President - Finance



Date: May 7, 2001                     By: /s/ PHILLIP A. REINSCH
                                          --------------------------------------
                                          Phillip A. Reinsch
                                          Senior Vice President - Control

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
  12       Computation of Ratio of Earnings to Combined Fixed Charges and
           Preferred Stock Dividends.