Form 10-Q
period 2001-06-30
CAPSTEAD MORTGAGE CORP
filed 2001-08-14
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

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

Common Stock ($0.01 par value)                  13,849,942 as of August 10, 2001

================================================================================

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                        PART I. -- FINANCIAL INFORMATION

                                                                                                            PAGE
                                                                                                            ----

ITEM 1.       Financial Statements

   Consolidated Balance Sheets -- June 30, 2001 and December 31, 2000.....................................    3

   Consolidated Statements of Operations -- Quarter and Six Months Ended
     June 30, 2001 and 2001...............................................................................    4

   Consolidated Statements of Cash Flows -- Six Months Ended June 30, 2001 and 2000.......................    5

   Notes to Consolidated Financial Statements.............................................................    6

ITEM 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................................   15

ITEM 3.       Qualitative and Quantitative Disclosure of Market Risk......................................   24

ITEM 4.       Submission of Matters to a Vote of Security Holders.........................................   25


                                          PART II. -- OTHER INFORMATION

ITEM 2.       Changes in Securities.......................................................................   26

ITEM 6.       Exhibits and Reports on Form 8-K............................................................   26

SIGNATURES................................................................................................   26

                        PART I. -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     JUNE 30, 2001    DECEMBER 31, 2000
                                                                                     -------------    -----------------
                                                                                      (UNAUDITED)

ASSETS
   Mortgage investments
     ($4.0 billion pledged under repurchase arrangements)                             $ 4,167,802        $ 5,394,459
   CMO collateral and investments                                                       2,770,882          3,126,878
                                                                                      -----------        -----------
                                                                                        6,938,684          8,521,337

   Prepaids, receivables and other                                                         71,843             67,399
   Cash and cash equivalents                                                              115,819             21,761
                                                                                      -----------        -----------
                                                                                      $ 7,126,346        $ 8,610,497
                                                                                      ===========        ===========
LIABILITIES
   Borrowings under repurchase arrangements                                           $ 3,938,724        $ 4,904,632
   Collateralized mortgage obligations ("CMOs")                                         2,750,284          3,103,874
   Accounts payable and accrued expenses                                                   19,918             31,112
                                                                                      -----------        -----------
                                                                                        6,708,926          8,039,618
                                                                                      -----------        -----------
PREFERRED STOCK SUBJECT TO REPURCHASE
   $0.56 Cumulative Convertible Preferred Stock, Series C, $0.10 par value; -0-
     and 5,378 shares authorized, issued and outstanding June 30, 2001 and
     December 31, 2000, respectively (converted into common shares May 4, 2001)                --             25,210
                                                                                      -----------        -----------
STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value; 100,000 shares authorized:
     $1.60 Cumulative Preferred Stock, Series A,
       334 and 374 shares issued and outstanding at
       June 30, 2001 and December 31, 2000, respectively
       ($5,481 aggregate liquidation preference)                                            4,674              5,228
     $1.26 Cumulative Convertible Preferred Stock, Series B,
       15,842 and 15,845 shares issued and outstanding at
       June 30, 2001 and December 31, 2000, respectively
       ($180,285 aggregate liquidation preference)                                        176,987            177,012
   Common stock - $0.01 par value; 100,000 shares authorized;
     13,783 and 12,641 shares issued and outstanding at
     June 30, 2001 and December 31, 2000, respectively                                        138                126
   Paid-in capital                                                                        558,639            740,740
   Accumulated deficit                                                                   (368,207)          (396,882)
   Accumulated other comprehensive income                                                  45,189             19,445
                                                                                      -----------        -----------
                                                                                          417,420            545,669
                                                                                      -----------        -----------
                                                                                      $ 7,126,346        $ 8,610,497
                                                                                      ===========        ===========

See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             QUARTER ENDED                   SIX MONTHS ENDED
                                                                                JUNE 30                          JUNE 30
                                                                       --------------------------        --------------------------
                                                                         2001             2000             2001             2000
                                                                       ---------        ---------        ---------        ---------

INTEREST INCOME:
   Mortgage investments                                                $  74,055        $  85,058        $ 161,597        $ 169,958
   CMO collateral and investments                                         52,410           61,739          108,195          119,667
                                                                       ---------        ---------        ---------        ---------
       Total interest income                                             126,465          146,797          269,792          289,625
                                                                       ---------        ---------        ---------        ---------

INTEREST AND RELATED EXPENSE:
   Borrowings under repurchase arrangements                               45,670           74,300          110,831          146,208
   CMO borrowings                                                         52,358           62,054          107,973          119,957
   Mortgage insurance and other                                              259              417              588              819
                                                                       ---------        ---------        ---------        ---------
       Total interest and related expense                                 98,287          136,771          219,392          266,984
                                                                       ---------        ---------        ---------        ---------
         Net margin on mortgage assets                                    28,178           10,026           50,400           22,641
                                                                       ---------        ---------        ---------        ---------

OTHER REVENUE (EXPENSE):
   Gain (loss) on sale of mortgage assets                                    986          (70,920)           6,849          (70,920)
   Impairment on mortgage assets                                              --          (19,088)              --          (19,088)
   Severance costs                                                            --           (3,607)              --           (3,607)
   CMO administration and other                                            1,612              893            2,331            1,677
   Other operating expense                                                (3,007)          (1,556)          (7,163)          (3,285)
                                                                       ---------        ---------        ---------        ---------
       Total other operating revenue (expense)                              (409)         (94,278)           2,017          (95,223)
                                                                       ---------        ---------        ---------        ---------
NET INCOME (LOSS)                                                      $  27,769        $ (84,252)       $  52,417        $ (72,582)
                                                                       =========        =========        =========        =========

Net income (loss)                                                      $  27,769        $ (84,252)       $  52,417        $ (72,582)
Less cash dividends paid on preferred stock                               (4,387)          (5,723)         (10,280)         (11,995)
                                                                       ---------        ---------        ---------        ---------
Net income (loss) available to common stockholders                     $  23,382        $ (89,975)       $  42,137        $ (84,577)
                                                                       =========        =========        =========        =========

NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                                               $    1.77        $   (7.97)       $    3.27        $   (7.21)
   Diluted                                                                  1.63            (7.97)            3.01            (7.21)

CASH DIVIDENDS DECLARED PER SHARE:
   Common - regular quarterly                                          $   1.560        $   0.320        $   2.540        $   0.760
   Common - special                                                       14.600               --           14.600               --
   Series A Preferred                                                      0.400            0.400            0.800            0.800
   Series B Preferred                                                      0.315            0.315            0.630            0.630
   Series C Preferred (converted into common shares May 4, 2001)              --            0.140               --            0.280
   Series D Preferred (converted into common shares December 28, 2000)        --            0.100               --            0.200

See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30
                                                              ------------------------------
                                                                 2001               2000
                                                              -----------        -----------

OPERATING ACTIVITIES:
   Net income (loss)                                          $    52,417        $   (72,582)
   Noncash items:
     Amortization of discount and premium                          16,296              9,861
     Depreciation and other amortization                              553                467
   (Gain) loss on sale of mortgage assets                          (6,849)            70,920
   Impairment on mortgage assets                                       --             19,088
   Net change in prepaids, receivables, other assets,
     accounts payable and accrued expenses                        (14,208)            (9,590)
                                                              -----------        -----------
       Net cash provided by operating activities                   48,209             18,164
                                                              -----------        -----------

INVESTING ACTIVITIES:
   Purchases of mortgage investments                             (110,480)        (1,203,840)
   Purchases of CMO collateral and investments                         --           (235,999)
   Principal collections on mortgage investments                  876,805            426,278
   Proceeds from sale of mortgage assets                          540,862          1,303,638
   CMO collateral:
     Principal collections                                        293,134            210,956
     Decrease in accrued interest receivable                        2,228              1,407
     Decrease (increase) in short-term investments                   (337)                64
                                                              -----------        -----------
       Net cash provided by investing activities                1,602,212            502,504
                                                              -----------        -----------

FINANCING ACTIVITIES:
   Decrease in borrowings under repurchase arrangements          (965,908)          (477,665)
   CMO borrowings:
     Issuance of securities                                            --            235,999
     Principal payments on securities                            (356,325)          (215,273)
     Decrease in accrued interest payable                          (2,443)            (1,248)
   Capital stock transactions                                    (207,945)           (62,594)
   Dividends paid                                                 (23,742)           (16,964)
                                                              -----------        -----------
       Net cash used in financing activities                   (1,556,363)          (537,745)
                                                              -----------        -----------

Net change in cash and cash equivalents                            94,058            (17,077)
Cash and cash equivalents at beginning of period                   21,761             28,488
                                                              -----------        -----------
Cash and cash equivalents at end of period                    $   115,819        $    11,411
                                                              ===========        ===========

See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE 1 -- BUSINESS

Capstead Mortgage Corporation ("Capstead" or the "Company") operates as a real estate investment trust ("REIT") earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments currently include, but are not limited to, adjustable-rate single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). The Company is also evaluating other suitable investments which may include credit-sensitive commercial and residential real estate-related assets.

NOTE 2 -- BASIS OF PRESENTATION

Basis of Presentation of Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

1-For-2 Reverse Common Stock Split. All references to common shares and per common share amounts have been adjusted to reflect a 1-for-2 reverse common stock split which was approved at a special stockholders meeting held June 15, 2001. The common shares commenced trading on a post-reverse split basis on July 2, 2001, which coincided with the first day the common shares traded ex-dividend for a $14.60 ($7.30 pre-reverse split) special common dividend paid June 29, 2001 (see NOTE 3).

Adoption of New Derivative Financial Instrument Accounting Rules. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") establishes new accounting and reporting standards for derivative financial instruments ("Derivatives") and hedging activities. It requires recognition of all Derivatives, including certain Derivatives not previously afforded accounting recognition, as either assets or liabilities on the balance sheets and measurement of those instruments at fair value. The Company adopted SFAS 133 January 1, 2001 and recognized in Other comprehensive income certain clean-up call rights on off-balance sheet securitizations as cash flow hedge instruments (see NOTE 10). These call rights allow Capstead to lock in a maximum price for a modest amount of adjustable-rate mortgage-backed securities that the Company expects to purchase in the future, provided certain requirements specified in the related indentures have been met.

NOTE 3 -- NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) after deducting preferred share dividends by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss), after deducting preferred share dividends for antidilutive convertible preferred shares, by the weighted average number of common shares, dilutive stock options and dilutive convertible preferred shares outstanding. The components of the computation of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

                                                                      QUARTER ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                                                     ------------------------        ------------------------
                                                                       2001            2000            2001            2000
                                                                     --------        --------        --------        --------

NUMERATOR FOR BASIC NET INCOME (LOSS) PER COMMON SHARE:
   Net income (loss)                                                 $ 27,769        $(84,252)       $ 52,417        $(72,582)
   Less all preferred share dividends*                                 (4,387)         (5,723)        (10,280)        (11,995)
                                                                     --------        --------        --------        --------
   Net income (loss) available to common stockholders                $ 23,382        $(89,975)       $ 42,137        $(84,577)
                                                                     ========        ========        ========        ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             13,213          11,294          12,887          11,726
BASIC NET INCOME (LOSS) PER COMMON SHARE                             $   1.77        $  (7.97)       $   3.27        $  (7.21)
NUMERATOR FOR DILUTED NET INCOME (LOSS) PER COMMON SHARE:
   Net income (loss)                                                 $ 27,769        $(84,252)       $ 52,417        $(72,582)
   Less cash dividends paid on antidilutive
     convertible preferred shares:
     Series A                                                              --            (150)             --            (299)
     Series B                                                          (4,990)         (5,093)         (9,981)        (10,315)
     Series B repurchase amounts less than book value                      --             811              --           1,200
     Series C (converted into common shares May 4, 2001)                   --            (753)             --          (1,506)

     Series D (converted into common shares December 28, 2000)             --            (538)             --          (1,075)
                                                                     --------        --------        --------        --------
                                                                     $ 22,779        $(89,975)       $ 42,436        $(84,577)
                                                                     ========        ========        ========        ========
DENOMINATOR FOR DILUTED NET INCOME (LOSS) PER COMMON SHARE:
   Weighted average common shares outstanding                          13,213          11,294          12,887          11,726
   Net effect of dilutive stock options                                    75              --              79              --
   Net effect of dilutive preferred shares                                689              --           1,118              --
                                                                     --------        --------        --------        --------
                                                                       13,977          11,294          14,084          11,726
                                                                     ========        ========        ========        ========

DILUTED NET INCOME (LOSS) PER COMMON SHARE**                         $   1.63        $  (7.97)       $   3.01        $  (7.21)

* Included in second quarter 2001 preferred share dividends is the recovery of first quarter 2001 Series C preferred dividends upon conversion of these shares into common shares. Included in preferred share dividends during 2000 is the difference between repurchase amounts and the Series B preferred share book value of $11.17 per share.

** See NOTE 4 for discussion regarding adjustments to preferred share conversion rates that will impact future calculations of diluted earnings per share.

NOTE 4 -- CAPITAL TRANSACTIONS

Second Quarter Common Dividend. On July 18, 2001 the Board of Directors declared a second quarter dividend of $1.56 per common share, payable August 20 to stockholders of record as of August 9, 2001.

Special Common Dividend. On April 30, 2001 the Board of Directors declared a special dividend of $14.60 per common share, or $201.2 million of the Company's Paid-in capital, which was paid June 29 to stockholders of record as of June 13, 2001.

Conversion of Series C Preferred Shares. On May 4, 2001 Fortress Investment Group LLC ("Fortress") converted the Series C preferred shares it acquired through an affiliate in December 1999, into 1,344,500 common shares. Fortress controls 34% of the voting shares of the Company. Wesley R. Edens, Capstead's Chairman of the Board and Chief Executive Officer, is also chairman of the board of Fortress.

Adjustments to Preferred Share Conversion Rates. As a consequence of the special common dividend and reverse stock split, the conversion rates of the Series A and B preferred shares were adjusted concurrently in accordance with the terms of the governing Articles Supplementary, as follows:

     PREFERRED SHARES      PRIOR RATES     NEW RATES
     ----------------      -----------     ---------

         Series A            0.5525         0.9657
         Series B            0.1922         0.3559

At the current market prices of both the common shares and Series B preferred shares, few, if any, actual Series B conversions are expected. The new conversion rate for the Series B preferred shares does however increase this security's dilutive effect in the calculation of dilutive earnings per common share. The Series B preferred shares are considered dilutive, for earnings per share purposes only, whenever the annualized common basic earnings per share exceeds $3.54 ($1.26 Series B annualized dividend divided by the new conversion rate of 0.3559). Consequently, for earnings per share calculation purposes only, the Company currently expects the Series B preferred shares to be dilutive in the third and fourth quarters of 2001. Because Series B preferred share conversions are not expected, REIT distribution requirements per common share should not be affected.

NOTE 5 -- MORTGAGE INVESTMENTS

Mortgage investments and the related average effective interest rates were as follows (dollars in thousands):

                                                                                                                       AVERAGE
                                  PRINCIPAL         PREMIUMS                             CARRYING         AVERAGE     EFFECTIVE
                                   BALANCE         (DISCOUNT)            BASIS            AMOUNT          COUPON        RATE
                                 -----------       -----------        -----------       -----------       -------     ---------
JUNE 30, 2001                                                                                *               **           **
Agency Securities:
   Fannie Mae/Freddie Mac:
     Fixed-rate                  $     2,978       $        14        $     2,992       $     3,180        10.00%        9.54%
     Medium-term                      91,932               195             92,127            93,468         6.36         6.06
     LIBOR/CMT ARMs                1,890,167            32,428          1,922,595         1,941,102         7.87         6.78
     COFI ARMs                       192,179            (4,794)           187,385           194,100         6.58         6.67
   Ginnie Mae ARMs                 1,755,912            17,231          1,773,143         1,787,333         7.01         6.51
                                 -----------       -----------        -----------       -----------        -----        -----
                                   3,933,168            45,074          3,978,242         4,019,183         7.39         6.64
Non-agency securities                 74,860                46             74,906            76,295         7.97         7.94
CMBS - adjustable-rate                72,189              (490)            71,699            72,324         5.95         7.09
                                 -----------       -----------        -----------       -----------        -----        -----
                                 $ 4,080,217       $    44,630        $ 4,124,847       $ 4,167,802         7.37%        6.68%
                                 ===========       ===========        ===========       ===========        =====        =====
DECEMBER 31, 2000
Agency Securities:
   Fannie Mae/Freddie Mac:
     Fixed-rate                  $     3,411       $        16        $     3,427       $     3,646        10.00%        9.73%
     Medium-term                     586,954            (5,357)           581,597           585,756         6.19         7.00
     LIBOR/CMT ARMs                2,176,060            40,140          2,216,200         2,225,118         8.19         7.11
     COFI ARMs                       209,721            (4,957)           204,764           208,672         6.78         7.58
   Ginnie Mae ARMs                 2,181,958            18,323          2,200,281         2,199,649         7.07         6.92
                                 -----------       -----------        -----------       -----------        -----        -----
                                   5,158,104            48,165          5,206,269         5,222,841         7.43         7.03
Non-agency securities                 94,538                --             94,538            96,390         8.44         8.21
CMBS - adjustable-rate                74,920              (688)            74,232            75,228         8.68         9.35
                                 -----------       -----------        -----------       -----------        -----        -----
                                 $ 5,327,562       $    47,477        $ 5,375,039       $ 5,394,459         7.47%        7.09%
                                 ===========       ===========        ===========       ===========        =====        =====

* Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 9).

** Average Coupon is presented as of the indicated balance sheet date. Average Effective Rate is presented for the quarter then ended, calculated including mortgage insurance costs on non-agency securities and excluding unrealized gains and losses.

The Company classifies its Agency Securities and non-agency securities by interest rate characteristics of the underlying single-family residential mortgage loans. Commercial mortgage-backed securities ("CMBS") are classified in a similar fashion. Fixed-rate mortgage securities either (i) have fixed rates of interest for their entire terms, (ii) have an initial fixed-rate period of 10 years after origination and then adjust annually based on a specified margin over the 1-year Constant Maturity U.S. Treasury Note Rate ("1-year CMT"), or
(iii) were previously classified as medium-term and have adjusted to a fixed rate for the remainder of their terms. Medium-term mortgage securities either
(i) have an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year CMT, (ii) have initial interest rates that adjust one time, approximately 3 or 5 years after origination, based on a specified margin over Fannie Mae yields for 30-year, fixed-rate commitments at the time of adjustment, or (iii) are fixed-rate mortgage securities that have expected weighted average lives of 5 years or less. Adjustable-rate mortgage ("ARM") securities either (i) adjust annually based on a specified margin over 1-year CMT, (ii) adjust semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), (iii) adjust monthly based on a specific margin over the Cost of Funds Index ("COFI") as published by the Eleventh District Federal Reserve Bank, or (iv) were previously classified as medium-term and have begun adjusting annually based on a specified margin over 1-year CMT. CMBS held as of June 30, 2001 adjust monthly based on a specified margin over 30-day LIBOR.

Agency Securities are AAA-rated and have no foreclosure risk. Non-agency securities consist of private mortgage pass-through securities backed primarily by single-family jumbo-sized residential mortgage loans whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers and other AAA-rated private mortgage securities (together, "Non-agency Securities"). Although currently investment grade, CMBS held by the Company at June 30, 2001 carry credit risk associated with the underlying commercial mortgage loans. This risk is mitigated by bonds held by other investors that are subordinate to the Company's interests. The maturity of mortgage-backed securities is directly affected by the rate of principal prepayments on the underlying loans.

NOTE 6 -- CMO COLLATERAL AND INVESTMENTS

CMO collateral consists of fixed-rate, medium-term and adjustable-rate mortgage securities collateralized by single-family residential mortgage loans and related short-term investments, both pledged to secure CMO borrowings ("Pledged CMO Collateral"). All principal and interest on pledged mortgage securities is remitted directly to collection accounts maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the pledged mortgage securities and the reinvestment income earned thereon are available for the payment of principal and interest on CMO borrowings. Pledged mortgage securities are either Agency Securities or private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. The Company has retained $630,000 of credit risk in the form of subordinated bonds associated with approximately $456 million of Pledged CMO Collateral remaining outstanding as of June 30, 2001.

CMO investments currently consist of reserve funds retained by the Company in connection with two 1993 mortgage loan sales. These reserve funds are available to pay special hazard (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs associated with approximately $116 million of loans remaining outstanding as of June 30, 2001 from the related securitizations.

The components of CMO collateral and investments were as follows (in thousands):

                                  JUNE 30, 2001   DECEMBER 31, 2000
                                  -------------   -----------------

Pledged CMO Collateral:
  Pledged mortgage securities       $2,734,816       $3,088,579
  Short-term investments                   829              491
  Accrued interest receivable           16,447           18,675
                                    ----------       ----------
                                     2,752,092        3,107,745
  Unamortized premium                   16,006           16,322
                                    ----------       ----------
                                     2,768,098        3,124,067
CMO investments                          2,784            2,811
                                    ----------       ----------
                                    $2,770,882       $3,126,878
                                    ==========       ==========

The weighted average effective interest rate for total Pledged CMO Collateral was 7.27% during the quarter ended June 30, 2001.

NOTE 7 -- BORROWINGS UNDER REPURCHASE ARRANGEMENTS

Borrowings made under uncommitted repurchase arrangements with investment banking firms pursuant to which the Company pledges mortgage securities as collateral generally have maturities of less than 31 days. Repurchase arrangements with CMBS pledged as collateral generally have longer maturities. The terms and conditions of these arrangements are negotiated on a transaction-by-transaction basis. Repurchase arrangements and related weighted average effective interest rates, classified by type of collateral and maturities, were as follows (dollars in thousands):

                                                    JUNE 30, 2001                DECEMBER 31, 2000
                                               ------------------------       ------------------------
                                               BORROWINGS       AVERAGE       BORROWINGS       AVERAGE
                                               OUTSTANDING        RATE        OUTSTANDING       RATE
                                               -----------      -------       -----------      -------

Agency Securities (less than 31 days)           $3,406,576        3.86%       $4,616,784        6.58%
Agency Securities (31 to 90 days)                  400,999        3.71           218,104        6.55
Non-agency Securities (less than 31 days)           71,294        3.78             6,947        6.90
CMBS (less than 1 year)                             59,855        4.49            49,145        7.25
CMBS (over 1 year)                                      --          --            13,652        7.25
                                                ----------        ----        ----------        ----
                                                $3,938,724        3.85%       $4,904,632        6.59%
                                                ==========        ====        ==========        ====

The weighted average effective interest rate on borrowings under repurchase arrangements was 4.43% during the quarter ended June 30, 2001.

NOTE 8 -- CMO BORROWINGS

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

The components of CMOs along with selected other information are summarized as follows (dollars in thousands):

                                                   JUNE 30, 2001              DECEMBER 31, 2000
                                                   -------------              -----------------

CMOs                                                 $2,732,472                   $3,087,167
Accrued interest payable                                 15,325                       17,768
                                                     ----------                   ----------
   Total obligation                                   2,747,797                    3,104,935
Unamortized discount                                      2,487                       (1,061)
                                                     ----------                   ----------
                                                     $2,750,284                   $3,103,874
                                                     ==========                   ==========

Range of average interest rates                   4.17% to 9.45%               4.95% to 9.45%
Range of stated maturities                         2008 to 2030                 2008 to 2030
Number of series                                         22                          26

The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption, generally at the Company's option, provided that certain requirements specified in the related indenture have been met (referred to as "Clean-up Calls"); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The average effective interest rate for all CMOs was 7.31% during the quarter ended June 30, 2001.

NOTE 9 -- DISCLOSURES REGARDING FAIR VALUES OF DEBT SECURITIES

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

                                                        GROSS            GROSS
                                       COST           UNREALIZED       UNREALIZED         FAIR
                                       BASIS            GAINS            LOSSES           VALUE
                                     ----------       ----------       ----------       ----------

AS OF JUNE 30, 2001
Agency Securities:
   Fixed-rate                        $    2,992       $      188       $       --       $    3,180
   Medium-term                           92,127            1,341               --           93,468
   ARMs                               3,883,123           40,459            1,047        3,922,535
                                     ----------       ----------       ----------       ----------
                                      3,978,242           41,988            1,047        4,019,183
Non-agency Securities                    73,721            1,390               --           75,111
CMBS - adjustable-rate                   71,699              625               --           72,324
CMO collateral and investments           63,297            1,279               69           64,507
                                     ----------       ----------       ----------       ----------
                                     $4,186,959       $   45,282       $    1,116       $4,231,125
                                     ==========       ==========       ==========       ==========

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
                                     ==========       ==========       ==========       ==========

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Non-agency Securities. Fair value disclosures for debt securities held-to-maturity were as follows (in thousands):

                                                 GROSS            GROSS
                                 COST          UNREALIZED       UNREALIZED         FAIR
                                 BASIS           GAINS            LOSSES           VALUE
                              ----------       ----------       ----------       ----------

AS OF JUNE 30, 2001
Non-agency Securities         $    1,185       $       80       $       --       $    1,265
Pledged CMO Collateral         2,706,375            1,543           12,384        2,695,534
                              ----------       ----------       ----------       ----------
                              $2,707,560       $    1,623       $   12,384       $2,696,799
                              ==========       ==========       ==========       ==========

AS OF DECEMBER 31, 2000
Pledged CMO Collateral        $3,052,205       $    1,204       $   14,326       $3,039,083
                              ==========       ==========       ==========       ==========

Sales of released CMO collateral occasionally occur provided the collateral has paid down to within 15% of its original issuance amounts. Dispositions of debt securities were as follows (in thousands):

                                                           QUARTER ENDED JUNE 30               SIX MONTHS ENDED JUNE 30
                                                        -----------------------------        -----------------------------
                                                           2001               2000              2001              2000
                                                        -----------       -----------        -----------       -----------

Sale of securities held available-for-sale:
   Amortized cost                                       $        --       $ 1,374,558        $   451,319       $ 1,374,558
   Gain (loss)                                                   --           (70,920)             5,863           (70,920)
Sale of released CMO collateral held-to-maturity:
   Amortized cost                                            82,958                --             82,958                --
   Gain                                                         986                --                986                --

NOTE 10 -- COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is net income (loss) plus other comprehensive income
(loss), which, for the periods presented, consists of the change in unrealized gain (loss) on debt securities classified as available-for-sale. The following provides information regarding comprehensive income (loss) (in thousands):

                                                                             QUARTER ENDED                  SIX MONTHS ENDED
                                                                                 JUNE 30                         JUNE 30
                                                                         ------------------------        ------------------------
                                                                           2001            2000           2001            2000
                                                                         --------        --------        --------        --------

Net income (loss)                                                        $ 27,769        $(84,252)       $ 52,417        $(72,582)
Other comprehensive income (loss):
   Unrealized gain (loss) on Derivatives held as cash flow hedges:
     Initial gain upon adoption of SFAS 133                                    --              --           1,365              --
     Change in unrealized gain (loss) during period                            54              --            (318)             --
     Reclassification adjustment for (gain) loss
       included in net income (loss)                                          (11)             --             (24)             --
                                                                         --------        --------        --------        --------

                                                                               43              --           1,023              --
   Unrealized gain (loss) on debt securities:
     Change in unrealized gain (loss) during period                         4,832          (8,636)         30,584         (20,345)
     Reclassification adjustment for (gain) loss
       included in net income (loss)                                           --          90,008          (5,863)         90,008
                                                                         --------        --------        --------        --------
         Other comprehensive income (loss)                                  4,875          81,372          25,744          69,663
                                                                         --------        --------        --------        --------
Comprehensive income (loss)                                              $ 32,644        $ (2,880)       $ 78,161        $ (2,919)
                                                                         ========        ========        ========        ========

NOTE 11 -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and weighted average interest rates (dollars in thousands):

                                                                    QUARTER ENDED JUNE 30
                                                  ------------------------------------------------------------
                                                             2001                              2000
                                                  --------------------------        --------------------------
                                                   AMOUNT          AVERAGE           AMOUNT          AVERAGE
                                                  --------       -----------        --------       -----------
Interest income:
   Mortgage investments                           $ 74,055              6.68%       $ 85,058              6.52%
   CMO collateral and investments                   52,410              7.27          61,739              7.37
                                                  --------                          --------
     Total interest income                         126,465                           146,797
                                                  --------                          --------
Interest expense:
   Borrowings under repurchase arrangements         45,670              4.43          74,300              6.26
   CMO borrowings                                   52,358              7.31          62,054              7.47
                                                  --------                          --------
     Total interest expense                         98,028                           136,354
                                                  --------                          --------
                                                  $ 28,437                          $ 10,443
                                                  ========                          ========

                                                                    SIX MONTHS ENDED JUNE 30
                                                  -------------------------------------------------------------
                                                              2001                             2000
                                                  ---------------------------       ---------------------------
                                                   AMOUNT             AVERAGE        AMOUNT             AVERAGE
                                                  --------            -------       --------            -------

Interest income:
   Mortgage investments                           $161,597              6.89%       $169,958              6.37%
   CMO collateral and investments                  108,195              7.30         119,667              7.23
                                                  --------                          --------
     Total interest income                         269,792                           289,625
                                                  --------                          --------
Interest expense:
   Borrowings under repurchase arrangements        110,831              5.15         146,208              6.05
   CMOs borrowings                                 107,973              7.33         119,957              7.30
                                                  --------                          --------
     Total interest expense                        218,804                           266,165
                                                  --------                          --------
                                                  $ 50,988                          $ 23,460
                                                  ========                          ========

The following tables summarize increases (decreases) in interest income and interest expense due to changes in interest rates versus changes in volume for the periods indicated (in thousands):

                                                       QUARTER ENDED JUNE 30, 2001
                                                  ----------------------------------------
                                                    RATE*         VOLUME*          TOTAL
                                                  --------        --------        --------

Interest income:
   Mortgage investments                           $  1,881        $(12,884)       $(11,003)
   CMO collateral and investments                     (876)         (8,453)         (9,329)
                                                  --------        --------        --------
     Total interest income                           1,005         (21,337)        (20,332)
                                                  --------        --------        --------
Interest expense:
   Borrowings under repurchase arrangements        (19,658)         (8,972)        (28,630)
   CMO borrowings                                   (1,297)         (8,399)         (9,696)
                                                  --------        --------        --------
     Total interest expense                        (20,955)        (17,371)        (38,326)
                                                  --------        --------        --------
                                                  $ 21,960        $ (3,966)       $ 17,994
                                                  ========        ========        ========

                                                       SIX MONTHS ENDED JUNE 30, 2001
                                                  ----------------------------------------
                                                    RATE*         VOLUME*          TOTAL
                                                  --------        --------        --------

Interest income:
   Mortgage investments                           $ 13,239        $(21,600)       $ (8,361)
   CMO collateral and investments                    1,133         (12,605)        (11,472)
                                                  --------        --------        --------
     Total interest income                          14,372         (34,205)        (19,833)
                                                  --------        --------        --------
Interest expense:
   Borrowings under repurchase arrangements        (20,219)        (15,158)        (35,377)
   CMO borrowings                                      475         (12,459)        (11,984)
                                                  --------        --------        --------
     Total interest expense                        (19,744)        (27,617)        (47,361)
                                                  --------        --------        --------
                                                  $ 34,116        $ (6,588)       $ 27,528
                                                  ========        ========        ========

     * The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

Stockholder Litigation. During 1998, twenty-four purported class action lawsuits were filed against the Company and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business. In March 1999, these actions were consolidated and in July 2000, a lead plaintiff group was appointed by the court. An amended complaint was filed October 20, 2000. The amended complaint claims that as a result of alleged improper actions, the market prices of the Company's equity securities were artificially inflated during the period between April 17, 1997 and June 26, 1998. The amended complaint seeks monetary damages in an undetermined amount. On February 20, 2001 the Company responded to this amended complaint with a motion to dismiss all allegations against the Company and the named officers. On April 20, 2001 the plaintiffs responded to the Company's motion to dismiss. The Company filed its reply to the plaintiffs' response on May 21, 2001. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the actions. Based on available information, management believes the resolution of these suits will not have a material adverse effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Capstead Mortgage Corporation ("Capstead" or the "Company") operates as a real estate investment trust ("REIT") earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments currently include, but are not limited to, adjustable-rate single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). Capstead is also evaluating other suitable investments which may include credit-sensitive commercial and residential real estate-related assets.

On April 30, 2001 the Company declared a $14.60 per common share special dividend that was paid June 29, 2001. The special dividend reduced common equity capital by nearly 50% to $201.2 million; creating a capital structure capable of generating enhanced returns to common equity stockholders, particularly under current market conditions. No asset sales were necessary to fund the dividend.

In conjunction with the special dividend, on June 15, 2001 stockholders approved a 1-for-2 reverse common stock split. The common shares began trading on a post-reverse split basis on July 2, 2001, which coincided with the first day the common shares traded ex-special dividend. All references to common shares and per common share amounts have been adjusted to reflect the reverse split.

Book value per common share of $13.96 at June 30, 2001 ($28.56 after adding back the $14.60 special common dividend paid June 29), represents an increase of $2.34 from year-end 2000 (calculated assuming payment of the second quarter 2001 common dividend, and redemption of outstanding preferred shares). Book value benefited from the positive impact on the market value of the Company's mortgage assets from lower prevailing interest rates, offset to some extent by portfolio runoff. Book value also benefited during 2001 from $6.8 million of undistributed gains on mortgage asset sales and, to a lesser extent, a March tender for 275,845 common shares at a price of $26.50 per share (including transaction costs). The market value of Capstead's mortgage assets will continue to fluctuate with changes in interest rates and market liquidity, and such changes will generally be reflected in book value per common share. Book value will also be affected by other factors, including the level of dividend distributions and the size and composition of the Company's investment portfolios.

On May 4, 2001 Fortress Investment Group LLC ("Fortress") converted the Series C preferred shares it acquired through an affiliate in December 1999, into 1,344,500 common shares. Fortress controls 34% of the voting shares of the Company. Wesley R. Edens, Capstead's Chairman of the Board and Chief Executive Officer, is also chairman of the board of Fortress.

MORTGAGE INVESTMENTS

Mortgage investments consist primarily of single-family residential mortgage-backed securities, most of which are adjustable-rate mortgage ("ARM") Agency Securities (see NOTE 5 to the accompanying consolidated financial statements for discussion of how Capstead classifies its mortgage investments). Agency Securities are AAA-rated and have no foreclosure risk. Non-agency securities consist of private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers and other AAA-rated private mortgage securities (together, "Non-agency Securities"). The Company also invests in credit-sensitive commercial mortgage assets such as commercial mortgage-backed securities ("CMBS"). Although currently investment grade, these securities carry credit risk associated with the underlying commercial mortgage loans. This risk is mitigated by bonds held by other investors that are subordinate to the Company's interest (see "Risks Associated With Credit-Sensitive Investments").

The Company's mortgage investment portfolio declined to $4.2 billion from $5.4 billion at year-end 2000 as a result of portfolio runoff and the sale of $451 million of medium-term securities. Additions to the portfolio were limited to $87 million of ARM securities acquired in January. To the extent proceeds of runoff or asset sales are not reinvested or cannot be reinvested at a rate of return at least equal to the rate previously earned on that capital, earnings may decline. The Company continues to evaluate suitable real estate-related investments, which may include credit-sensitive assets that generally earn higher yields due largely to a higher risk of default and reduced liquidity. Capstead believes that such investments, when combined with the prudent use of leverage, can provide attractive returns over the long term. The future size and composition of Capstead's mortgage investment portfolio will depend on market conditions, including levels of mortgage prepayments and the availability of suitable investments at attractive pricing (see "Effects of Interest Rate Changes").

The following yield and cost analysis illustrates results achieved during the second quarter 2001 for each component of the mortgage investment portfolio and anticipated third quarter 2001 asset yields and borrowing rates as first projected by the Company on July 18, 2001 (the date second quarter 2001 results were released and based on interest rates in effect at that date) (dollars in thousands):

                                         2ND QUARTER AVERAGE                  AS OF JUNE 30, 2001
                              ------------------------------------------  ---------------------------    PROJECTED     LIFETIME
                                                ACTUAL         ACTUAL      PREMIUMS                     3RD QUARTER   PREPAYMENT
                                BASIS         YIELD/COST       RUNOFF     (DISCOUNTS)        BASIS       YIELD/COST   ASSUMPTIONS
                             -----------      ----------     -----------  -----------     -----------   -----------   ------------
                                 (a)                                                          (a)            (b)           (b)

Agency securities:
  Fannie Mae/Freddie Mac:
     Fixed-rate              $     3,182         9.54%                38% $        14     $     2,992       9.66%               25%
     Medium-term                  98,120         6.06                 33          195          92,127       6.08                25
     ARMs:
       LIBOR/CMT               2,047,490         6.78                 35       32,428       1,922,595       6.40                40
       COFI                      194,650         6.67                 20       (4,794)        187,385       5.95                15
  Ginnie Mae ARMs              1,915,508         6.51                 43       17,231       1,773,143       6.27                26
                             -----------         ----        -----------  -----------     -----------       ----       -----------
                               4,258,950         6.64                 38       45,074       3,978,242       6.31                32
Non-agency securities            101,021         7.94                 42           46          74,906       7.54                30

CMBS - adjustable-rate            72,180         7.09                  9         (490)         71,699       6.66                --
                             -----------         ----        -----------  -----------     -----------       ----       -----------
                               4,432,151         6.68                 38% $    44,630       4,124,847       6.34                32%
                                                             ===========  ===========                                  ===========

Borrowings                    (4,074,044)        4.43                                      (3,938,724)      3.83
                             -----------         ----                                     -----------       ----
Capital employed/
  financing spread           $   358,107         2.25%                                    $   186,123       2.51%
                             ===========         ====                                     ===========       ====

Return on assets (c)                             2.55%                                                      2.72%
                                                 ====                                                       ====

(a)  Basis represents the Company's investment before mark-to-market.

(b) Projected yields for the third quarter 2001 reflect ARM coupon resets and lifetime prepayment assumptions as adjusted for expected prepayments for this quarter only, as of July 18, 2001. Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) actual ARM coupon resets, (iii) actual prepayments and (iv) any changes in lifetime prepayment assumptions. Actual net margin on mortgage assets is also dependent on portfolio size and the extent the Company continues to deploy its liquidity in these portfolios (see "Effects of Interest Rate Changes").

(c) The Company uses its liquidity to pay down borrowings. Return on assets is calculated assuming the use of this liquidity to reduce borrowing costs.

The overall yield earned on the mortgage investment portfolio averaged 6.68% during the second quarter of 2001, compared to 7.06% during the first quarter. As expected, yields on ARM securities peaked during the first quarter of 2001 and then began declining, reflecting the current trend of declining interest rates that has been evident since the Federal Reserve began lowering short-term interest rates in January 2001. Yields on ARM securities fluctuate as coupon interest rates on the underlying mortgage loans reset to reflect current interest rates and are expected to continue to decline in the coming quarters. For example, if interest rates stabilize at rates in effect July 18, 2001, average quarterly yields on the Company's current holdings of ARM securities could decline a total of 114 basis points by the second quarter of 2002. Actual yields on ARM securities will depend on fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments (see "Effects of Interest Rate Changes").

Also, as expected, principal prepayment rates on holdings of ARM securities continued to increase during the second quarter. The Company currently expects prepayment rates to peak in the third quarter and begin to decline as more mortgage loans underlying these ARM securities reset to lower levels, eliminating or reducing the advantage for homeowners to refinance into fixed-rate mortgage loans. Annualized prepayment rates on Ginnie Mae ARM securities averaged 42.7% during the second quarter of 2001, significantly higher than the 28.2% annualized rate during the first quarter of 2001 and the 16.9% level experienced during the second quarter of 2000. Annualized prepayment rates on Fannie Mae and Freddie Mac ARM securities averaged 35.2% during the second quarter of 2001, compared to 24.6% during the prior quarter and 21.9% for the same period of 2000. While lower prepayment levels improve mortgage investment yields by allowing related purchase premiums to be recognized in operating results over a longer period, higher prepayment levels shorten the period over which the premiums are amortized thus reducing investment yields. As a result of the increased prepayments, net amortization of purchase premiums on holdings of ARM securities increased to $5.8 million during the second quarter, from $4.9 million during the first quarter of 2001. As of June 30, 2001, the net premium on holdings of ARM securities was 1.15% of principal, or $44.9 million.

With its most recent action on June 27, 2001, the Federal Reserve has reduced the Federal Funds Rate by a total of 275 basis points since the beginning of this year in response to concerns over economic weakness. The 50 basis point reductions on each of March 20, April 18 and May 15, 2001 and expectations for an additional rate reduction in June contributed to a 138 basis point decline in Capstead's average borrowing rates to 4.43% during the second quarter from 5.81% during the first quarter of 2001. The Company's borrowing rates are expected to decline another 60 basis points in the third quarter of 2001 as the full effect of the second quarter interest rate reductions, and the 25 basis point rate reduction on June 27, 2001 are realized. Any further changes in Capstead's borrowing rates will depend on future actions by the Federal Reserve to change short-term interest rates, market expectations of future changes in short-term interest rates and the extent of any financial market liquidity concerns (see "Effects of Interest Rate Changes").

CMO COLLATERAL AND INVESTMENTS

Since exiting the residential mortgage loan conduit business in 1995, the Company has maintained finance subsidiaries with capacity to issue CMOs and other securitizations backed by single-family residential mortgage loans ("securitization shelves"). From time to time Capstead purchases mortgage loans from originators or conduits, places these loans into private mortgage pass-through securities and issues CMOs or other securities backed by these securities. The Company may or may not retain a significant residual economic interest in these securitizations. During 2001, the Company has not issued any CMOs. From time to time, the Company exercises its right to redeem outstanding CMO bonds (referred to as "clean-up calls") and either sell or hold the released CMO collateral for investment. During 2001, the Company has exercised clean-up calls related to 6 CMOs, selling $83 million of released CMO collateral for a gain of $986,000.

To date, the related credit risk of CMO collateral issued by Capstead has been borne by AAA-rated private mortgage insurers or by subordinated bonds within the related CMO series to which the collateral is pledged. As of June 30, 2001, the Company had only $630,000 of credit risk held in the form of subordinated bonds associated with approximately $456 million of outstanding securities. In addition, Capstead has retained $2.8 million of reserve funds in connection with two 1993 mortgage loan sales. These reserve funds are available to pay special hazard costs (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs associated with approximately $116 million of loans outstanding as of June 30, 2001 from the related securitizations.

CMO collateral and investments, net of related bonds, was $20.6 million at June 30, 2001, down from $23.0 million at year-end 2000. Included in this net investment are $13.5 million of the remaining CMO collateral premiums and bond discounts. Similar to premiums on the Company's mortgage investments, CMO collateral premiums and bond discounts are amortized to income as CMO collateral yield or bond expense adjustments based on both actual prepayments and lifetime prepayment assumptions (see "Effects of Interest Rate Changes").

UTILIZATION OF CAPITAL AND POTENTIAL LIQUIDITY

The Company's utilization of capital and potential liquidity as of June 30, 2001 were as follows (in thousands):

                                                                                  CAPITAL         POTENTIAL
                                               ASSETS         BORROWINGS          EMPLOYED        LIQUIDITY
                                             ----------       ----------         ----------       ----------
                                                                                                      *
Agency Securities                            $4,019,183       $3,807,575         $  211,608       $   91,033
Non-agency Securities                            76,295           71,294              5,001            1,263
CMBS                                             72,324           59,855             12,469             (155)
CMO collateral and investments                2,770,882        2,750,284             20,598               --
                                             ----------       ----------         ----------       ----------
                                             $6,938,684       $6,689,008            249,676           92,141
                                             ==========       ==========
Other assets, net of other liabilities                                              167,744          115,819**
                                                                                 ----------       ----------
                                                                                 $  417,420       $  207,960
                                                                                 ==========       ==========

* Based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of June 30, 2001 (see "Liquidity and Capital Resources").

**   Represents cash and cash equivalents.

The Company finances its mortgage investments with investment banking firms under repurchase arrangements (see "Liquidity and Capital Resources"). CMO collateral and investments are generally pledged to secure CMO bonds. Liquidity is affected by, among other things, changes in market value of assets pledged under repurchase arrangements, principal prepayments and general conditions in the mortgage finance industry. The $201.2 million special dividend payment on June 29, 2001 reduced the Company's liquidity below year-end 2000 levels and increased the level of financial leverage currently employed by the Company. Future levels of financial leverage will be dependent upon many factors, including the size and composition of the Company's investment portfolios (see "Liquidity and Capital Resources" and "Effects of Interest Rate Changes").

TAX CONSIDERATIONS OF 2001 COMMON DIVIDENDS, INCLUDING THE SPECIAL COMMON
DIVIDEND

Each common dividend distribution paid during 2001 is expected to be made up of taxable income and return of capital. The taxable income component will be calculated on the ratio of the Company's taxable income for the year to total distributions made for the year, applied to each common dividend distribution, including the $14.60 special common dividend. The Company estimates that the per share dollar amount of the return of capital component of the 2001 common dividend, in total, will approximate the amount of the special common dividend. Thus, common stockholders receiving all regular quarterly dividends for 2001, as well as the special common dividend, can expect to receive return of capital per common share approximating $14.60. Final dividend characterization will not be known until the close of the Company's tax year. Dividend characterization information will be available by the end of January 2002.

Stockholders should reduce the tax cost basis of their shares by the amount of return of capital distributions received in 2001 and in prior years, if applicable. Return of capital distributions received in excess of tax cost basis should be reported as capital gain. Also, special rules apply for stockholders who sold shares between the June 13 special dividend record date and the July 2, 2001 ex-dividend date. Due to the complex nature of the applicable tax rules, it is recommended that stockholders consult their tax advisors to ensure proper tax treatment of dividends received from the Company for 2001.

RESULTS OF OPERATIONS

Comparative net operating results (interest income or fee revenue, net of related interest expense and, in the case of CMO administration, related direct and indirect operating expense) by source were as follows (in thousands, except per share amounts):

                                                     QUARTER ENDED                 SIX MONTHS ENDED
                                                        JUNE 30                        JUNE 30
                                                ------------------------        ------------------------
                                                  2001            2000           2001             2000
                                                --------        --------        --------        --------

Agency Securities                               $ 25,828        $  8,217        $ 45,768        $ 19,137
Non-agency Securities                              1,960           1,792           3,761           3,182
CMBS                                                 520             587           1,073           1,129
CMO collateral and investments                      (130)           (570)           (202)           (807)
                                                --------        --------        --------        --------
   Net margin on mortgage assets                  28,178          10,026          50,400          22,641
Other revenue (expense):
   Gain (loss) on sale of mortgage assets            986         (70,920)          6,849         (70,920)
   Impairment on mortgage assets                      --         (19,088)             --         (19,088)
   Severance charges                                  --          (3,607)             --          (3,607)
   CMO administration and other                    1,612             893           2,331           1,677
   Other operating expense                        (3,007)         (1,556)         (7,163)         (3,285)
                                                --------        --------        --------        --------
Net income (loss)                               $ 27,769        $(84,252)       $ 52,417        $(72,582)
                                                ========        ========        ========        ========
Net income (loss) per common share:
   Basic                                        $   1.77        $  (7.97)       $   3.27        $  (7.21)
   Diluted                                          1.63           (7.97)           3.01           (7.21)

The earning capacity of the Company's mortgage asset portfolios is largely dependent on the overall size and composition of the portfolios, the relationship between short- and long-term interest rates (the "yield curve") and the extent the Company continues to invest its liquidity in these portfolios. Net margins on mortgage assets and financing spreads (the difference between yields earned on mortgage investments and rates charged on related borrowings) have benefited during 2001 from actions taken by the Federal Reserve since the beginning of this year to aggressively lower short-term interest rates, which have resulted in lower interest rates on the Company's borrowings. In addition, yields on ARM securities steadily increased during 2000 and into early 2001 as coupon interest rates on the underlying mortgage loans reset higher reflecting the relatively high interest rate environment experienced during 2000. Yields were also impacted by the portfolio restructuring that commenced during the second quarter of last year and resulted in the sale or designation for sale of nearly all fixed-rate and medium-term securities previously held in the portfolio and the acquisition during the latter part of 2000 of additional ARM securities with the proceeds from these sales.

Although the Company anticipates continued improvement in financing spreads during the third quarter of 2001, lower interest rates have also spurred higher levels of mortgage prepayments, reducing the overall size of the Company's mortgage investment portfolios and yields on ARM Securities have begun to reset lower. In addition, while having a positive impact on returns on common equity under current market conditions, the payment of the special dividend on June 29, 2001 has increased the level of financial leverage employed by the Company to support its current investment portfolios going forward. See "Financial Condition - Mortgage Investments" for further discussion of the effects on ARM yields and borrowing rates of recent actions taken by the Federal Reserve to lower short-term interest rates and "Utilization of Capital and Potential Liquidity" for further discussion of financial leverage.

Agency Securities contributed more to operating results during the quarter and six months ended June 30, 2001 than in the same period of 2000 primarily because of improvements in financing spreads as discussed above, despite the smaller average size of the portfolio in 2001. Yields for this portfolio averaged 6.64% and 6.84% during the quarter and six months ended June 30, 2001, compared to 6.44% and 6.27% during the same periods in 2000, while average borrowing rates were 4.43% and 5.14%, respectively, compared to 6.24% and 6.04% during the same periods in 2000. The average outstanding Agency Securities portfolio was $4.3 billion and $4.5 billion during the quarter and six months ended June 30, 2001, respectively, compared to $4.9 billion and $5.1 billion during the same periods in 2000.

Non-agency Securities contributed more to operating results during the quarter and six months ended June 30, 2001 despite a lower average outstanding portfolio because of lower borrowing costs. The average outstanding portfolio was $101 million and $96 million, respectively, during the quarter and six months ended June 30, 2001, compared to $183 million and $173 million during the same periods in 2000. During the first six months of 2001, this portfolio was funded almost entirely with equity, while in the corresponding periods of 2000, it was financed with average borrowings of $111 million and $115 million, respectively. The Company anticipates borrowing against this portfolio for the remainder of 2001. Average yields for this portfolio (calculated including mortgage insurance costs) were 7.94% and 8.08% during the quarter and six months ended June 30, 2001, respectively, compared to 7.88% and 7.89% during the same periods in 2000.

The Company made its first acquisitions of credit-sensitive CMBS in December 1999. Since early 2000, the Company has not made any additions to this portfolio, which currently consists of $72 million of adjustable-rate CMBS financed by longer-term repurchase arrangements. These investments yielded 7.09% and 7.73% during the quarter and six months ended June 30, 2001, respectively, while average borrowing rates were 5.05% and 5.70%, respectively.

CMO collateral and investments results continue to diminish as the CMO securitizations that Capstead has retained interests in continue to runoff or are redeemed pursuant to clean-up calls (see "Financial Condition - CMO Collateral and Investments"). Without the issuance of CMOs in which the Company retains residual interests, or the acquisition of other CMO investments, this portfolio is not expected to provide a significant positive return on capital employed in future periods.

Gain on sale of mortgage assets reflects the second quarter 2001 sale of $83 million of released CMO collateral and the first quarter 2001 sale of $451 million of medium-term Agency Securities.

Although CMO administration revenue was lower this year primarily because a declining portfolio of CMOs for which Capstead provides administrative services, other revenue increased during the second quarter of 2001 as the Company invested a larger than normal amount of its excess liquidity in short-term investments. With the dramatic decline in interest rates this year, the Company has temporarily enjoyed a positive spread between interest rates on overnight investments and its short-term borrowing rates.

Other operating expenses include higher accruals for incentive compensation because of the expectation that the Company's performance in 2001 will exceed predetermined benchmarks established by the Compensation Committee of the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include borrowings under repurchase arrangements, monthly principal and interest payments on mortgage investments, excess cash flows on CMO collateral and investments and proceeds from sales of mortgage assets (see "Financial Condition - Utilization of Capital and Potential Liquidity"). The Company currently believes that these funds are sufficient for the acquisition of real estate-related investments, repayments on borrowings, and the payment of cash dividends as required for Capstead's continued qualification as a REIT. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

Borrowings under repurchase arrangements secured by Agency Securities and Non-agency Securities generally have maturities of less than 31 days. The Company has uncommitted repurchase facilities with investment banking firms to finance these mortgage assets, subject to certain conditions. Interest rates on borrowings under these facilities are generally based on overnight to 30-day London Interbank Offered Rate ("LIBOR") rates. The terms and conditions of these arrangements are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, market liquidity and the securities' credit quality.

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

EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

The Company performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes will have on future earnings. All mortgage assets and Derivatives held, if any, are included in this analysis. The sensitivity of Other revenue and expense to changes in interest rates is included as well. The model incorporates management assumptions regarding the level of prepayments on mortgage assets for a given interest rate change using market-based estimates of prepayment speeds. These assumptions are developed through a combination of historical analysis and future expected pricing behavior.

As of June 30, 2001, Capstead had the following estimated earnings sensitivity profile (dollars in thousands):

                                           10-YEAR
                                 30-DAY      U.S.
                                 LIBOR     TREASURY
                                 RATE        RATE                         IMMEDIATE CHANGE IN:*
                                 ------    --------      -----------------------------------------------------

30-day LIBOR rate                                        Down 1.00%     Down 1.00%        Flat        Up 1.00%
10-year U.S. Treasury rate                               Down 1.00%        Flat         Up 1.00%      Up 1.00%
Projected 12-month
   earnings change:**
   June 30, 2001                 3.86%       5.41%       $ 20,629       $ 25,248       $  3,815       $(18,835)
   December 31, 2000             6.56        5.12          18,344         23,447          4,145        (22,665)

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

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may affect the Company's earnings in various ways. Earnings currently depend primarily on the difference between the interest received on mortgage investments and the interest paid on related borrowings, which are generally based on 30-day LIBOR, an index that reflects prevailing short-term interest rates. The resulting spread may be reduced or even be negative in a rising short-term interest rate environment. Because the mortgage investment portfolio currently consists primarily of ARM mortgage securities, the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on the underlying ARM loans, a portion of which reset each month, based on underlying indices (generally 1-year CMT rates). Since only a portion of the ARM loans underlying the Company's securities reset each month, and the terms of an ARM loan generally limit the amount of such increases during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans contributing to lower or even negative financing spreads. At other times, as seen in 1998, and as is currently being experienced in 2001, declines in these indices during periods of falling short-term interest rates will negatively effect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company's borrowing rates, earnings may be adversely affected. The Company may invest in Derivatives from time to time with the goal of achieving more stable financing spreads on a portion of its mortgage investments portfolio. The Company did not own any Derivatives for this purpose as of the date of this filing.

Another effect of changes in interest rates is that as long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage investments generally increases. As seen in 1998, and to some extent in 2001, prolonged periods of high prepayments can significantly reduce the expected life of mortgage investments; therefore, the actual yields realized can be lower due to faster amortization of premiums. Further, to the extent the proceeds of prepayments on mortgage investments are not reinvested or cannot be reinvested at a rate of return at least equal to the rate previously earned on such investments, earnings may be adversely affected. There can be no assurance that suitable investments at attractive pricing will be available in a timely fashion to replace runoff as it occurs or that the current composition of investments (consisting primarily of ARM Agency Securities) will be maintained.

A change in interest rates also impacts results recognized in earnings from CMO collateral and investments, which currently consist primarily of fixed-rate CMO residuals (see "Financial Condition"). As seen in 1998, if mortgage interest rates fall, prepayments on the underlying mortgage loans generally will be higher, accelerating the amortization of collateral premiums and bond discounts. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, improving the overall return on an investment in a fixed-rate CMO residual because of an increase in time over which the Company receives positive net cash flows and can amortize remaining collateral premiums and bond discounts.

The Company periodically sells mortgage assets, which may increase income volatility because of the recognition of transactional gains or losses. Such sales may become attractive or prudent as values of mortgage assets fluctuate with changes in interest rates and market liquidity. At other times, such as in the second quarter of 2000, asset sales may become prudent to shift the Company's investment focus. Because Capstead currently has significant capital loss carryforwards for tax purposes, gains on the sale of mortgage assets may not be distributed to stockholders as dividends.

During periods of rising interest rates or falling market liquidity, mortgage asset values can decline leading to increased margin calls, reducing the Company's liquidity. A margin call means that a lender requires a borrower to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. If the Company is unable or unwilling to pledge additional collateral, lenders can liquidate the collateral under adverse market conditions, likely resulting in losses.

RISKS ASSOCIATED WITH CREDIT-SENSITIVE INVESTMENTS

Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Commercial property values and related net operating income are often subject to volatility, and net operating income may be sufficient or insufficient to cover debt service on the related mortgage loan at any given time. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project and the ability of the applicable property to produce net operating income rather than upon the liquidation value of the underlying real estate. Even when the current net operating income is sufficient to cover debt service, there can be no assurance that this will continue to be the case in the future.

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

Credit-sensitive residential mortgages differ from commercial mortgages in several important ways, yet can still carry substantial credit risk. Residential mortgage securities typically are secured by smaller loans to more obligors than CMBS, thus spreading the risk of mortgagor default. However, most of the mortgages supporting credit-sensitive residential mortgage-backed securities are made to homeowners that do not qualify for Agency loan programs for reasons including loan size, financial condition, or work or credit history that may be indicative of higher risk of default than loans qualifying for such programs. As with commercial mortgages, in instances of default, the Company may incur losses if proceeds from sales of the underlying collateral are less than the unpaid principal balances of the mortgage loans and related foreclosure costs. However, with residential mortgages this risk may be mitigated by various forms of credit enhancements including, but not limited to, primary mortgage insurance.

Through the process of securitizing both commercial and residential mortgages, credit risk can be heightened or minimized. Senior classes in multi-class securitizations generally have first priority over cash flows from a pool of mortgages and, as a result, carry the least risk, highest investment ratings and the lowest yields. Typically, a securitization will also have mezzanine classes and subordinated classes. Mezzanine classes will generally have lower credit ratings, higher yields and may have average lives that are longer than the senior classes. Subordinate classes are junior in the right to receive cash flow from the underlying mortgages, thus providing credit enhancement to the senior and mezzanine classes. As a result, subordinated securities will have even lower credit ratings and higher yields because of the elevated risk of credit loss inherent in these securities.

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

OTHER

FORWARD LOOKING STATEMENTS

This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. The Company's actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of Capstead's investments and unforeseen factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments, fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The following stockholder meetings were held in 2001: Annual Meeting held April 19 and a Special Meeting held June 15. The following items were voted on at the respective meetings:

                                                                                             WITHHELD/
                          ANNUAL MEETING                                        FOR         ABSTENTIONS
                                                                             ----------     -----------

o The following Directors were elected to Capstead's Board of Directors (constituting the entire Board of Directors):

        Wesley R. Edens                                                      13,193,448       169,709
        Robert I. Kauffman                                                   13,194,810       168,346
        Paul M. Low                                                          13,182,710       180,446
        Ronn K. Lytle                                                        13,164,480       198,677
        Michael G. O'Neil                                                    13,191,508       171,649
        Howard Rubin                                                         13,197,019       166,138
        Mark S. Whiting                                                      13,197,703       165,453

                                                                             FOR      AGAINST     ABSTAIN
                                                                          ----------  ---------   --------

o    Approval of an amendment to the 1994 Flexible Long-Term Incentive
     Plan to increase the number of common shares that may be granted and
     expand eligibility                                                   11,724,762  1,522,823    115,571

o    Reapproval of the 1996 Incentive Bonus Plan, as amended,
     to add two performance measures                                      12,694,387    542,938    125,832

o    Other matters (no other matters).

                       SPECIAL MEETING

o    Amend Capstead's Charter to effect a 1-for-2 reverse
     common stock split                                                   12,091,217  1,064,455     47,592

o    Other matters (no other matters).

                          PART II. -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

(a) Adjustments to Preferred Share Conversion Rates: As a consequence of the special common dividend and reverse stock split, the conversion rates of the Series A and B preferred shares were adjusted concurrently in accordance with the terms of the governing Articles Supplementary, as follows:

     PREFERRED SHARES            PRIOR RATES          ADJUSTED RATES
     ----------------            -----------          --------------

         Series A                  1.1049                0.9657
         Series B                  0.3844                0.3559

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: The following Exhibits are presented herewith:

     Exhibit 10.29 - 1996 Incentive Bonus Plan, as amended.

     Exhibit 12 - Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(b) Reports on Form 8-K: Current report on Form 8-K dated July 2, 2001 to file the following:

     Exhibit 5.0 - Selected Financial Data.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPSTEAD MORTGAGE CORPORATION

Date: August 10, 2001                 By: /s/ ANDREW F. JACOBS
                                          ----------------------------------
                                          Andrew F. Jacobs
                                          Executive Vice President - Finance

Date: August 10, 2001                 By: /s/ PHILLIP A. REINSCH
                                          ----------------------------------
                                          Phillip A. Reinsch
                                          Senior Vice President - Control

                                 EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

 10.29       -       1996 Incentive Bonus Plan, as amended.

 12          -       Computation of Ratio of Earnings to Combined Fixed Charges
                     and Preferred Stock Dividends.