Form 10-Q
period 2001-09-30
CAPSTEAD MORTGAGE CORP
filed 2001-11-05
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

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

Common Stock ($0.01 par value)                 13,853,787 as of November 5, 2001

================================================================================

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX


                                                                                                            PAGE
                                                                                                            ----
                                        PART I. -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

   Consolidated Balance Sheets -- September 30, 2001 and December 31, 2000................................    3

   Consolidated Statements of Operations -- Quarter and Nine Months Ended
     September 30, 2001 and 2000..........................................................................    4

   Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 2001 and 2000.................    5

   Notes to Consolidated Financial Statements.............................................................    6

ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................................................   15

ITEM 3. Qualitative and Quantitative Disclosure of Market Risk............................................   25

                                          PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K .................................................................   25

SIGNATURES................................................................................................   25

                        PART I. -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                                                             ------------------      -----------------
                                                                                (UNAUDITED)
ASSETS
   Mortgage investments
     ($3.6 billion pledged under repurchase arrangements)                       $  3,724,587            $  5,394,459
   CMO collateral and investments                                                  2,541,003               3,126,878
                                                                                ------------            ------------
                                                                                   6,265,590               8,521,337
   Prepaids, receivables and other                                                    65,947                  67,399
   Cash and cash equivalents                                                         117,301                  21,761
                                                                                ------------            ------------
                                                                                $  6,448,838            $  8,610,497
                                                                                ============            ============
LIABILITIES
   Borrowings under repurchase arrangements                                     $  3,484,968            $  4,904,632
   Collateralized mortgage obligations ("CMOs")                                    2,521,847               3,103,874
   Accounts payable and accrued expenses                                              15,248                  31,112
                                                                                ------------            ------------
                                                                                   6,022,063               8,039,618
                                                                                ------------            ------------
PREFERRED STOCK SUBJECT TO REPURCHASE
   $0.56 Cumulative Convertible Preferred Stock, Series C,
     $0.10 par value; -0- and 5,378 shares authorized,
     issued and outstanding September 30, 2001 and
     December 31, 2000, respectively (converted into
     common shares May 4, 2001)                                                           --                  25,210
                                                                                ------------            ------------
STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value; 100,000 shares authorized:
     $1.60 Cumulative Preferred Stock, Series A,
       282 and 374 shares issued and outstanding at
       September 30, 2001 and December 31, 2000, respectively
       ($4,628 aggregate liquidation preference)                                       3,947                   5,228
     $1.26 Cumulative Convertible Preferred Stock, Series B,
       15,842 and 15,845 shares issued and outstanding at
       September 30, 2001 and December 31, 2000, respectively
       ($180,285 aggregate liquidation preference)                                   176,972                 177,012
   Common stock - $0.01 par value; 100,000 shares authorized;
     13,855 and 12,641 shares issued and outstanding at
     September 30, 2001 and December 31, 2000, respectively                              139                     126
   Paid-in capital                                                                   559,684                 740,740
   Accumulated deficit                                                              (369,822)               (396,882)
   Accumulated other comprehensive income                                             55,855                  19,445
                                                                                ------------            ------------
                                                                                     426,775                 545,669
                                                                                ------------            ------------
                                                                                $  6,448,838            $  8,610,497
                                                                                ============            ============

See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                               QUARTER ENDED                  NINE MONTHS ENDED
                                                                               SEPTEMBER 30                     SEPTEMBER 30
                                                                           ------------------------      ------------------------
                                                                              2001          2000           2001            2000
                                                                           ---------      ---------      ---------      ---------
INTEREST INCOME:
   Mortgage investments                                                    $  61,033      $  86,229      $ 222,630      $ 256,187
   CMO collateral and investments                                             47,160         59,751        155,355        179,418
                                                                           ---------      ---------      ---------      ---------
       Total interest income                                                 108,193        145,980        377,985        435,605
                                                                           ---------      ---------      ---------      ---------

INTEREST AND RELATED EXPENSE:
   Borrowings under repurchase arrangements                                   34,001         76,058        144,832        222,266
   CMO borrowings                                                             47,209         59,879        155,182        179,836
   Mortgage insurance and other                                                  204            380            792          1,199
                                                                           ---------      ---------      ---------      ---------
       Total interest and related expense                                     81,414        136,317        300,806        403,301
                                                                           ---------      ---------      ---------      ---------
         Net margin on mortgage assets                                        26,779          9,663         77,179         32,304
                                                                           ---------      ---------      ---------      ---------

OTHER REVENUE (EXPENSE):
   Gain (loss) on sale of mortgage assets                                        292            747          7,141        (70,173)
   Impairment on mortgage assets                                                  --             --             --        (19,088)
   Severance costs                                                                --             --             --         (3,607)
   CMO administration and other                                                  683            781          3,014          2,458
   Other operating expense                                                    (2,678)        (1,424)        (9,840)        (4,709)
                                                                           ---------      ---------      ---------      ---------
       Total other operating revenue (expense)                                (1,703)           104            315        (95,119)
                                                                           ---------      ---------      ---------      ---------

NET INCOME (LOSS)                                                          $  25,076      $   9,767      $  77,494      $ (62,815)
                                                                           =========      =========      =========      =========

Net income (loss)                                                          $  25,076      $   9,767      $  77,494      $ (62,815)
Less cash dividends paid on preferred stock                                   (5,103)        (6,372)       (15,368)       (18,367)
                                                                           ---------      ---------      ---------      ---------

Net income (loss) available to common stockholders                         $  19,973      $   3,395      $  62,126      $ (81,182)
                                                                           =========      =========      =========      =========

NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                                                   $    1.45      $    0.30      $    4.71      $   (7.01)
   Diluted                                                                      1.27      $    0.30           4.22      $   (7.01)

CASH DIVIDENDS DECLARED PER SHARE:
   Common - regular quarterly                                              $   1.500      $   0.240      $   4.040      $   1.000
   Common - special                                                               --             --         14.600             --
   Series A Preferred                                                          0.400          0.400          1.200          1.200
   Series B Preferred                                                          0.315          0.315          0.945          0.945
   Series C Preferred (converted into common shares May 4, 2001)                  --          0.140             --          0.420
   Series D Preferred (converted into common shares December 28, 2000)            --          0.100             --          0.300


See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                      --------------------------------
                                                                           2001              2000
                                                                      -------------      -------------
OPERATING ACTIVITIES:
   Net income (loss)                                                  $      77,494      $     (62,815)
   Noncash items:
     Amortization of discount and premium                                    24,548             12,960
     Depreciation and other amortization                                        863                741
   (Gain) loss on sale of mortgage assets                                    (7,141)            70,173
   Impairment on mortgage assets                                                 --             19,088
   Net change in prepaids, receivables, other assets,
     accounts payable and accrued expenses                                  (13,265)            (9,707)
                                                                      -------------      -------------
       Net cash provided by operating activities                             82,499             30,440
                                                                      -------------      -------------

INVESTING ACTIVITIES:
   Purchases of mortgage investments                                       (126,022)        (1,913,604)
   Purchases of CMO collateral and investments                                   --           (235,999)
   Principal collections on mortgage investments                          1,344,015            681,173
   Proceeds from sale of mortgage assets                                    556,165          1,404,321
   CMO collateral:
     Principal collections                                                  502,482            326,283
     Decrease in accrued interest receivable                                  3,650              2,107
     Decrease (increase) in short-term investments                             (321)               178
                                                                      -------------      -------------
       Net cash provided by investing activities                          2,279,969            264,459
                                                                      -------------      -------------

FINANCING ACTIVITIES:
   Decrease in borrowings under repurchase arrangements                  (1,419,664)          (109,116)
   CMO borrowings:
     Issuance of securities                                                      --            235,999
     Principal payments on securities                                      (585,384)          (332,174)
     Decrease in accrued interest payable                                    (3,769)            (1,783)
   Capital stock transactions                                              (207,657)           (64,076)
   Dividends paid                                                           (50,454)           (26,914)
                                                                      -------------      -------------
       Net cash used in financing activities                             (2,266,928)          (298,064)
                                                                      -------------      -------------

Net change in cash and cash equivalents                                      95,540             (3,165)
Cash and cash equivalents at beginning of period                             21,761             28,488
                                                                      -------------      -------------

Cash and cash equivalents at end of period                            $     117,301      $      25,323
                                                                      =============      =============




See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

NOTE 2 -- BASIS OF PRESENTATION

Basis of Presentation of Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

1-For-2 Reverse Common Stock Split. All references to common shares and per common share amounts have been adjusted to reflect a 1-for-2 reverse common stock split which was approved at a special stockholders meeting held June 15, 2001. The common shares commenced trading on a post-reverse split basis on July 2, 2001, which coincided with the first day the common shares traded ex-dividend for a $14.60 ($7.30 pre-reverse split) special common dividend paid June 29, 2001 (see NOTE 4).

Adoption of New Derivative Financial Instrument Accounting Rules. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") establishes new accounting and reporting standards for derivative financial instruments ("Derivatives") and hedging activities. It requires recognition of all Derivatives, including certain Derivatives not previously afforded accounting recognition, as either assets or liabilities on the balance sheets and measurement of those instruments at fair value. The Company adopted SFAS 133 January 1, 2001 and recognized in Other comprehensive income as cash flow hedge instruments certain clean-up call rights on securitizations previously issued by the Company that were originally accounted for as sales (see NOTE 10). These call rights allow Capstead to lock in a maximum price for a modest amount of adjustable-rate mortgage-backed securities that the Company expects to purchase in the future, provided certain requirements specified in the related indentures have been met.

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

                                                                              QUARTER ENDED                 NINE MONTHS ENDED
                                                                        --------------------------      --------------------------
                                                                               SEPTEMBER 30                    SEPTEMBER 30
                                                                        --------------------------      --------------------------
                                                                           2001            2000           2001             2000
                                                                        ----------      ----------      ----------      ----------
NUMERATOR FOR BASIC NET INCOME (LOSS) PER COMMON SHARE:
   Net income (loss)                                                    $   25,076      $    9,767      $   77,494      $  (62,815)
   Less all preferred share dividends                                       (5,103)         (6,372)        (15,368)        (18,367)
                                                                        ----------      ----------      ----------      ----------
   Net income (loss) available to common stockholders                   $   19,973      $    3,395      $   62,126      $  (81,182)
                                                                        ==========      ==========      ==========      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  13,793          11,295          13,192          11,581
BASIC NET INCOME (LOSS) PER COMMON SHARE                                $     1.45      $     0.30      $     4.71      $    (7.01)
NUMERATOR FOR DILUTED NET INCOME (LOSS) PER COMMON SHARE:
   Net income (loss)                                                    $   25,076      $    9,767      $   77,494      $  (62,815)
   Less cash dividends paid on antidilutive
     convertible preferred shares:
     Series A                                                                   --            (150)             --            (449)
     Series B                                                                   --          (5,017)         (9,981)        (15,332)
     Series B repurchase amounts less than book value                           --              86              --           1,286
     Series C (converted into common shares May 4, 2001)                        --            (753)             --          (2,259)
     Series D (converted into common shares December 28, 2000)                  --            (538)             --          (1,613)
                                                                        ----------      ----------      ----------      ----------
                                                                        $   25,076      $    3,395      $   67,513      $  (81,182)
                                                                        ==========      ==========      ==========      ==========
DENOMINATOR FOR DILUTED NET INCOME (LOSS) PER COMMON SHARE:
   Weighted average common shares outstanding                               13,793          11,295          13,192          11,581
   Net effect of dilutive stock options                                         88              38              82              --
   Net effect of dilutive preferred shares **                                5,863              --           2,717              --
                                                                        ----------      ----------      ----------      ----------
                                                                            19,744          11,333          15,991          11,581
                                                                        ==========      ==========      ==========      ==========

DILUTED NET INCOME (LOSS) PER COMMON SHARE                              $     1.27      $     0.30      $     4.22      $    (7.01)

** See NOTE 4 for discussion regarding adjustments to preferred share conversion rates that have an impact on the calculation of diluted net income per common share for current and future quarters and corresponding year-to-date periods.

NOTE 4 -- CAPITAL TRANSACTIONS

Third Quarter Common Dividend. On October 18, 2001 the Board of Directors declared a third quarter dividend of $1.50 per common share, payable November 20 to stockholders of record as of November 5, 2001.

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

At the current market prices of both the common shares and Series B preferred shares, few, if any, actual Series B conversions are expected. The new conversion rate for the Series B preferred shares does however increase this security's dilutive effect in the calculation of dilutive net income per common share. The Series B preferred shares are considered dilutive, for diluted net income per share purposes only, whenever the annualized basic net income per share exceeds $3.54 ($1.26 Series B annualized dividend divided by the new conversion rate of 0.3559). Consequently, for diluted net income per share calculation purposes only, the Series B preferred shares were dilutive in the third quarter and are expected to be dilutive in the fourth quarter of 2001. Because significant levels of Series B preferred share conversions are not expected, REIT distribution requirements per common share should not be affected.

NOTE 5 -- MORTGAGE INVESTMENTS

Mortgage investments and the related average effective interest rates were as follows (dollars in thousands):

                                                                                                              AVERAGE
                                    PRINCIPAL      PREMIUMS                    CARRYING       AVERAGE        EFFECTIVE
                                     BALANCE      (DISCOUNT)       BASIS        AMOUNT         COUPON          RATE
                                   -----------   -----------    -----------   -----------    -----------    -----------
                                                                                  *              **             **
SEPTEMBER 30, 2001
Agency Securities:
   Fannie Mae/Freddie Mac:
     Fixed-rate                    $     6,039   $        36    $     6,075   $     6,250          10.00%          9.64%
     Medium-term                        77,889           142         78,031        79,663           6.37           5.87
     LIBOR/CMT ARMs                  1,672,498        28,305      1,700,803     1,722,031           7.38           6.33
     COFI ARMs                         178,158        (4,910)       173,248       181,053           5.89           5.90
   Ginnie Mae ARMs                   1,543,185        15,881      1,559,066     1,579,787           6.70           6.14
                                   -----------   -----------    -----------   -----------    -----------    -----------
                                     3,477,769        39,454      3,517,223     3,568,784           6.99           6.22
Non-agency securities                   82,236           402         82,638        84,152           7.46           7.18
CMBS - adjustable-rate                  71,533          (390)        71,143        71,651           5.22           6.19
                                   -----------   -----------    -----------   -----------    -----------    -----------
                                   $ 3,631,538   $    39,466    $ 3,671,004   $ 3,724,587           6.96%          6.24%
                                   ===========   ===========    ===========   ===========    ===========    ===========
DECEMBER 31, 2000
Agency Securities:
   Fannie Mae/Freddie Mac:
     Fixed-rate                    $     3,411   $        16    $     3,427   $     3,646          10.00%          9.73%
     Medium-term                       586,954        (5,357)       581,597       585,756           6.19           7.00
     LIBOR/CMT ARMs                  2,176,060        40,140      2,216,200     2,225,118           8.19           7.11
     COFI ARMs                         209,721        (4,957)       204,764       208,672           6.78           7.58
   Ginnie Mae ARMs                   2,181,958        18,323      2,200,281     2,199,649           7.07           6.92
                                   -----------   -----------    -----------   -----------    -----------    -----------
                                     5,158,104        48,165      5,206,269     5,222,841           7.43           7.03
Non-agency securities                   94,538            --         94,538        96,390           8.44           8.21
CMBS - adjustable-rate                  74,920          (688)        74,232        75,228           8.68           9.35
                                   -----------   -----------    -----------   -----------    -----------    -----------
                                   $ 5,327,562   $    47,477    $ 5,375,039   $ 5,394,459           7.47%          7.09%
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

The Company classifies its Agency Securities and non-agency securities by interest rate characteristics of the underlying single-family residential mortgage loans. Commercial mortgage-backed securities ("CMBS") are classified in a similar fashion. Fixed-rate mortgage securities either (i) have fixed rates of interest for their entire terms, (ii) have an initial fixed-rate period of 10 years after origination and then adjust annually based on a specified margin over the 1-year Constant Maturity U.S. Treasury Note Rate ("1-year CMT"), or
(iii) were previously classified as medium-term and have adjusted to a fixed rate for the remainder of their terms. Medium-term mortgage securities either
(i) have an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over 1-year CMT, (ii) have initial interest rates that adjust one time, approximately 3 or 5 years after origination, based on a specified margin over Fannie Mae yields for 30-year, fixed-rate commitments at the time of adjustment, or (iii) are fixed-rate mortgage securities that have expected weighted average lives of 5 years or less. Adjustable-rate mortgage ("ARM") securities either (i) adjust annually based on a specified margin over 1-year CMT, (ii) adjust semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), (iii) adjust monthly based on a specific margin over the Cost of Funds Index ("COFI") as published by the Eleventh District Federal Reserve Bank, or (iv) were previously classified as medium-term and have begun adjusting annually based on a specified margin over 1-year CMT. CMBS held as of September 30, 2001 adjust monthly based on a specified margin over 30-day LIBOR.

Agency Securities are AAA-rated and have no foreclosure risk. Non-agency securities consist of private mortgage pass-through securities backed primarily by single-family jumbo-sized residential mortgage loans whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers and other AAA-rated private mortgage securities (together, "Non-agency Securities"). Although currently investment grade, CMBS held by the Company at September 30, 2001 carry credit risk associated with the underlying commercial mortgage loans. This risk is mitigated by bonds held by other investors that are subordinate to the Company's interests. The maturity of mortgage-backed securities is directly affected by the rate of principal prepayments on the underlying loans.

NOTE 6 -- CMO COLLATERAL AND INVESTMENTS

CMO collateral consists of fixed-rate, medium-term and adjustable-rate mortgage securities collateralized by single-family residential mortgage loans and related short-term investments, both pledged to secure CMO borrowings ("Pledged CMO Collateral"). All principal and interest on pledged mortgage securities is remitted directly to collection accounts maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the pledged mortgage securities and the reinvestment income earned thereon are available for the payment of principal and interest on CMO borrowings. Pledged mortgage securities are either Agency Securities or private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. The Company has retained $543,000 of credit risk in the form of subordinated bonds associated with approximately $259 million of Pledged CMO Collateral remaining outstanding as of September 30, 2001.

CMO investments currently consist of reserve funds retained by the Company in connection with two 1993 mortgage loan sales. These reserve funds are available to pay special hazard (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs associated with approximately $106 million of loans remaining outstanding as of September 30, 2001 from the related securitizations.

The components of CMO collateral and investments were as follows (in thousands):


                                                         SEPTEMBER 30, 2001  DECEMBER 31, 2000
                                                         -----------------   -----------------
                    Pledged CMO Collateral:
                      Pledged mortgage securities         $      2,507,031   $      3,088,579
                      Short-term investments                           812                491
                      Accrued interest receivable                   15,025             18,675
                                                          ----------------   ----------------
                                                                 2,522,868          3,107,745
                      Unamortized premium                           15,287             16,322
                                                          ----------------   ----------------
                                                                 2,538,155          3,124,067
                    CMO investments                                  2,848              2,811
                                                          ----------------   ----------------
                                                          $      2,541,003   $      3,126,878
                                                          ================   ================

The weighted average effective interest rate for total Pledged CMO Collateral was 7.17% during the quarter ended September 30, 2001.

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

                                                         SEPTEMBER 30, 2001              DECEMBER 31, 2000
                                                    -----------------------------    ---------------------------
                                                     BORROWINGS         AVERAGE      BORROWINGS        AVERAGE
                                                     OUTSTANDING         RATE        OUTSTANDING         RATE
                                                    -------------     -----------    ------------     -----------
    Agency Securities (less than 31 days)              $3,361,813        3.10%         $4,616,784        6.58%
    Agency Securities (31 to 90 days)                           -           -             218,104        6.55
    Non-agency Securities (less than 31 days)              63,838        2.78               6,947        6.90
    CMBS (less than 1 year)                                59,317        3.89              49,145        7.25
    CMBS (over 1 year)                                         --          --              13,652        7.25
                                                       ----------        ----          ----------        ----
                                                       $3,484,968        3.10%         $4,904,632        6.59%
                                                       ==========        ====          ==========        ====

The weighted average effective interest rate on borrowings under repurchase arrangements was 3.64% during the quarter ended September 30, 2001.

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

The components of CMOs along with selected other information are summarized as follows (dollars in thousands):

                                                           SEPTEMBER 30, 2001           DECEMBER 31, 2000
                                                           ------------------           -----------------
           CMOs                                                  $2,504,375                 $3,087,167
           Accrued interest payable                                  13,999                     17,768
                                                                 ----------                 ----------
              Total obligation                                    2,581,374                  3,104,935
                                                                 ----------                 ----------
           Unamortized premium (discount)                             3,473                     (1,061)
                                                                 ----------                 ----------
                                                                 $2,521,847                 $3,103,874
                                                                 ==========                 ==========

           Range of average interest rates                   3.21% to 9.48%              4.95% to 9.45%
           Range of stated maturities                         2008 to 2030                2008 to 2030
           Number of series                                        20                          26

The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption, generally at the Company's option, provided that certain requirements specified in the related indenture have been met (referred to as "Clean-up Calls"); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The average effective interest rate for all CMOs was 7.21% during the quarter ended September 30, 2001.

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

                                                                         GROSS            GROSS
                                                       COST           UNREALIZED        UNREALIZED         FAIR
                                                       BASIS             GAINS            LOSSES           VALUE
                                                     ----------       ----------        ----------       ----------
AS OF SEPTEMBER 30, 2001
Agency Securities:
   Fixed-rate                                        $    2,771         $   175             $ --         $    2,946
   Medium-term                                           78,031           1,632               --             79,663
   ARMs                                               3,433,117          49,935              181          3,482,871
                                                     ----------         -------             ----         ----------
                                                      3,513,919          51,742              181          3,565,480
Non-agency Securities                                    81,462           1,514               --             82,976
CMBS - adjustable-rate                                   71,143             508               --             71,651
CMO collateral and investments                           50,996           1,309               32             52,273
                                                     ----------         -------             ----         ----------
                                                     $3,717,520         $55,073             $213         $3,772,380
                                                     ==========         =======             ====         ==========

                                                                         GROSS            GROSS
                                                        COST          UNREALIZED        UNREALIZED         FAIR
                                                        BASIS            GAIN             LOSSES           VALUE
                                                     ----------       ----------        ----------       ----------
AS OF DECEMBER 31, 2000
Agency Securities:
   Fixed-rate                                        $    3,427         $   219           $   --         $    3,646
   Medium-term                                          581,597           5,176            1,017            585,756
   ARMs                                               4,621,245          20,165            7,971          4,633,439
                                                     ----------         -------           ------         ----------
                                                      5,206,269          25,560            8,988          5,222,841
Non-agency Securities                                    94,538           1,852               --             96,390
CMBS - adjustable-rate                                   74,232             996               --             75,228
CMO collateral and investments                           74,648             196              171             74,673
                                                     ----------         -------           ------         ----------
                                                     $5,449,687         $28,604           $9,159         $5,469,132
                                                     ==========         =======           ======         ==========

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Non-agency Securities. Fair value disclosures for debt securities held-to-maturity were as follows (in thousands):


                                                                    GROSS            GROSS
                                                     COST         UNREALIZED       UNREALIZED           FAIR
                                                     BASIS          GAINS            LOSSES            VALUE
                                                  ----------      ----------       ----------        ----------
       AS OF SEPTEMBER 30, 2001
       Released CMO Collateral:
         Agency Securities                        $    3,304        $  201          $    --          $    3,505
         Non-agency Securities                         1,176            84               --               1,260
       Pledged CMO Collateral                      2,488,730         1,410           11,344           2,478,796
                                                  ----------        ------          -------          ----------
                                                  $2,493,210        $1,695          $11,344          $2,483,561
                                                  ==========        ======          =======          ==========

       AS OF DECEMBER 31, 2000
       Pledged CMO Collateral                     $3,052,205        $1,204          $14,326          $3,039,083
                                                  ==========        ======          =======          ==========

Sales of released CMO collateral occasionally occur provided the collateral has paid down to within 15% of its original issuance amounts. Dispositions of debt securities were as follows (in thousands):

                                                                 QUARTER ENDED       NINE MONTHS ENDED
                                                                  SEPTEMBER 30          SEPTEMBER 30
                                                            ----------------------  ---------------------
                                                              2001        2000         2001       2000
                                                            --------    ----------  ---------   ---------
Sale of securities held available-for-sale:
   Amortized cost                                           $    --     $ 15,010    $474,441   $1,389,568
   Gain (loss)                                                   --          (69)      6,210      (70,989)
Sale of released CMO collateral held-to-maturity:
   Amortized cost                                            15,013       84,547      74,849       84,547
   Gain                                                         292          816         931          816

NOTE 10 -- COMPREHENSIVE INCOME

Comprehensive income is net income (loss) plus other comprehensive income
(loss), which, for the periods presented, consists of the change in unrealized gain (loss) on debt securities classified as available-for-sale. The following provides information regarding comprehensive income (in thousands):

                                                       QUARTER ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30          SEPTEMBER 30
                                                   -------------------   ---------------------
                                                     2001        2000      2001         2000
                                                   --------    -------   ---------    --------
Net income (loss)                                  $ 25,076    $ 9,767   $  77,494    $(62,815)
                                                   --------    -------   ---------    --------
Other comprehensive income:
   Unrealized gain on Derivatives
     held as cash flow hedges:
     Initial gain upon adoption of SFAS 133              --         --       1,365          --
     Change in unrealized gain during period            (17)        --        (335)         --
     Reclassification adjustment for gain

       included in net income (loss)                    (11)        --         (35)         --
                                                   --------    -------   ---------    --------
                                                        (28)        --         995          --
   Unrealized gain (loss) on debt securities:
     Change in unrealized gain during period         10,693     23,712      41,278       3,367
     Reclassification adjustment for (gain) loss

       included in net income (loss)                     --         69      (5,863)     90,077
                                                   --------    -------   ---------    --------
         Other comprehensive income                  10,665     23,781      36,410      93,444
                                                   --------    -------   ---------    --------
Comprehensive income                               $ 35,741    $33,548   $ 113,904    $ 30,629
                                                   ========    =======   =========    ========

NOTE 11 -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and weighted average interest rates (dollars in thousands):

                                                       QUARTER ENDED SEPTEMBER 30
                                              ------------------------------------------
                                                     2001                    2000
                                              -------------------    -------------------
                                               AMOUNT    AVERAGE     AMOUNT     AVERAGE
                                              --------   --------    --------   --------
Interest income:
   Mortgage investments                       $ 61,033      6.24%    $ 86,229      6.89%
   CMO collateral and investments               47,160      7.16       59,751      7.32
                                              --------               --------
     Total interest income                     108,193                145,980
                                              --------               --------
Interest expense:
   Borrowings under repurchase arrangements     34,001      3.64       76,058      6.57
   CMO borrowings                               47,209      7.21       59,879      7.39
                                              --------               --------
    Total interest expense                      81,210                135,937
                                              --------               --------
                                              $ 26,983               $ 10,043
                                              ========               ========

                                                    NINE MONTHS ENDED SEPTEMBER 30
                                              ------------------------------------------
                                                     2001                   2000
                                              -------------------    -------------------
                                               AMOUNT     AVERAGE     AMOUNT     AVERAGE
                                              --------    -------    --------    -------
Interest income:
   Mortgage investments                       $222,630       6.69%   $256,187       6.54%
   CMO collateral and investments              155,355       7.27     179,418       7.27
                                              --------               --------
     Total interest income                     377,985                435,605
                                              --------               --------
Interest expense:
   Borrowings under repurchase arrangements    144,832       4.69     222,266       6.22
   CMOs borrowings                             155,182       7.30     179,836       7.34
                                              --------               --------
     Total interest expense                    300,014                402,102
                                              --------               --------
                                              $ 77,971               $ 33,503
                                              ========               ========

The following tables summarize increases (decreases) in interest income and interest expense due to changes in interest rates versus changes in volume for the periods indicated (in thousands):

                                              QUARTER ENDED SEPTEMBER 30, 2001
                                              ---------------------------------
                                               RATE*       VOLUME*      TOTAL
                                              -------     ---------   --------
Interest income:
   Mortgage investments                       $ (7,613)   $(17,583)   $(25,196)
   CMO collateral and investments               (1,280)    (11,311)    (12,591)
                                              --------    --------    --------
     Total interest income                      (8,893)    (28,894)    (37,787)
                                              --------    --------    --------
Interest expense:
   Borrowings under repurchase arrangements    (29,368)    (12,689)    (42,057)
   CMO borrowings                               (1,442)    (11,228)    (12,670)
                                              --------    --------    --------
     Total interest expense                    (30,810)    (23,917)    (54,727)
                                              --------    --------    --------
                                              $ 21,917    $ (4,977)   $ 16,940
                                              ========    ========    ========

                                             NINE MONTHS ENDED SEPTEMBER 30, 2001
                                             ------------------------------------
                                               RATE*       VOLUME*      TOTAL
                                              -------     ---------   --------
Interest income:
   Mortgage investments                       $  6,269    $(39,826)   $ (33,557)
   CMO collateral and investments                   --     (24,063)     (24,063)
                                              --------    --------    ---------
     Total interest income                       6,269     (63,889)     (57,620)
                                              --------    --------    ---------
Interest expense:
   Borrowings under repurchase arrangements    (49,558)    (27,876)     (77,434)
   CMO borrowings                               (1,096)    (23,558)     (24,654)
                                              --------    --------    ---------
     Total interest expense                    (50,654)    (51,434)    (102,088)
                                              --------    --------    ---------
                                              $ 56,923    $(12,455)   $  44,468
                                              ========    ========    =========

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

On April 30, 2001 the Company declared a $14.60 per common share special dividend that was paid June 29, 2001. The special dividend reduced common equity capital by $201.2 million, or nearly 50%, creating a capital structure capable of generating enhanced returns to common equity stockholders. No asset sales were necessary to fund the dividend.

In conjunction with the special dividend, on June 15, 2001 stockholders approved a 1-for-2 reverse common stock split. The common shares began trading on a post-reverse split basis on July 2, 2001, which coincided with the first day the common shares traded ex-special dividend. All references to common shares and per common share amounts have been adjusted to reflect the reverse split.

After the payment of the special common dividend, the Company's book value per common share ended the third quarter 2001 at $14.68 (calculated assuming payment of the $1.50 third quarter 2001 common dividend declared October 18, 2001, and the redemption of the Series A and B preferred shares). This compares to $26.22 book value per common share at December 31, 2000. Again assuming payment of regular quarterly common dividends, but adding back the $14.60 special dividend, this represents an improvement in book value of $3.06 per common share since year-end, largely attributable to the positive impact on the market value of the mortgage investment portfolio from lower prevailing interest rates, offset by portfolio runoff. Book value also benefited during 2001 from $7.1 million of undistributed gain on mortgage asset sales and, to a lesser extent, a March tender for 275,845 common shares at a price of $26.50 per share (including transaction costs). The market value of Capstead's mortgage assets will continue to fluctuate with changes in interest rates and market liquidity, and such changes will generally be reflected in book value per common share. Book value will also be affected by other factors, including the level of dividend distributions and the size and composition of the Company's investment portfolios.

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

The Company's mortgage investment portfolio declined during the first nine months of 2001 to $3.7 billion from $5.4 billion at December 31, 2000 as a result of portfolio runoff and the first quarter sale of $451 million of medium-term securities. Additions to the portfolio during 2001 have been limited to $102 million of ARM securities. To the extent proceeds of runoff or asset sales are not reinvested or cannot be reinvested at a rate of return at least equal to the rate previously earned on that capital, earnings may decline. The Company continues to evaluate suitable real estate-related investments, which may include credit-sensitive assets that generally earn higher yields due largely to a higher risk of default and reduced liquidity. Capstead believes that such investments, when combined with the prudent use of leverage, can provide attractive returns over the long term. The future size and composition of Capstead's mortgage investment portfolio will depend on market conditions, including levels of mortgage prepayments and the availability of suitable investments at attractive pricing (see "Effects of Interest Rate Changes").

The following yield and cost analysis illustrates results achieved during the third quarter 2001 for each component of the mortgage investment portfolio and anticipated fourth quarter 2001 asset yields and borrowing rates as first projected by the Company on October 18, 2001 (the date third quarter 2001 results were released and based on interest rates in effect at that date) (dollars in thousands):

                                    3RD QUARTER AVERAGE          AS OF SEPTEMBER 30, 2001
                            -----------------------------------  -------------------------   PROJECTED     LIFETIME
                                            ACTUAL      ACTUAL    PREMIUMS                  4TH QUARTER   PREPAYMENT
                                BASIS     YIELD/COST    RUNOFF   (DISCOUNTS)      BASIS      YIELD/COST   ASSUMPTIONS
                            ------------  ----------  ---------  -----------  ------------  -----------  ------------
                                 *                                                  *            **           **
Agency securities:
  Fannie Mae/Freddie Mac:
     Fixed-rate             $    5,170         9.64%        22%   $        36    $    6,075         9.68%     25%
     Medium-term                86,038         5.87         48            142        78,031         6.06      25
     ARMs:
       LIBOR/CMT             1,816,116         6.33         39         28,305     1,700,803         5.94      40
       COFI                    181,658         5.90         26         (4,910)      173,248         5.44      18
  Ginnie Mae ARMs            1,671,211         6.14         40         15,881     1,559,066         5.81      26
                            ----------   ----------    -------    -----------    ----------   ----------      --
                             3,760,193         6.22         39         39,454     3,517,223         5.87      32

Non-agency securities           77,433         7.18         32            402        82,638         6.99      30
CMBS - adjustable-rate          71,527         6.19          4           (390)       71,143         5.38      --
                            ----------   ----------    -------    -----------    ----------   ----------      --
                             3,909,153         6.24         38%   $    39,466     3,671,004         5.88      32%
                                                       =======    ===========                                 ==

Borrowings                   3,656,146         3.64                               3,484,968         2.66
                            ----------   ----------                              ----------   ----------
Capital employed/
  financing spread          $  253,007         2.60%                             $  186,036         3.22%
                            ==========   ==========                              ==========   ==========
Return on assets ***                           2.76%                                                3.39%
                                         ==========                                           ==========

*     Basis represents the Company's investment before mark-to-market.

** Projected yields for the fourth quarter 2001 reflect ARM coupon resets and lifetime prepayment assumptions as adjusted for expected prepayments for this quarter only, as of October 18, 2001. Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) actual ARM coupon resets, (iii) actual prepayments and
      (iv) any changes in lifetime prepayment assumptions. Actual net margin on mortgage assets is also dependent on portfolio size and the extent the Company continues to deploy its liquidity in these portfolios (see "Effects of Interest Rate Changes").

*** The Company uses its liquidity to pay down borrowings. Return on assets is calculated assuming the use of this liquidity to reduce borrowing costs.

The overall yield earned on the mortgage investment portfolio averaged 6.24% during the third quarter of 2001, compared to 6.68% during the second quarter. As expected, yields on ARM securities peaked during the first quarter of 2001 and then began declining, reflecting the current trend of declining interest rates that has been evident since the Federal Reserve began lowering short-term interest rates in January 2001. Yields on ARM securities fluctuate as coupon interest rates on the underlying mortgage loans reset to reflect current interest rates and are expected to continue to decline in the coming quarters. For example, if interest rates stabilize at rates in effect October 18, 2001, average quarterly yields on the Company's current holdings of mortgage investments could decline a total of 121 basis points by the third quarter of 2002. Actual yields will depend on fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments (see "Effects of Interest Rate Changes").

As expected, mortgage prepayment rates remained high during the third quarter as many homeowners took advantage of the lower interest rate environment to refinance their mortgage loans and Freddie Mac adjusted its remittance cycle resulting in an additional 15 days of prepayments reported in the third quarter on Freddie Mac securities. A substantial portion of the mortgage loans underlying the Company's ARM securities have interest rates that have already reset to levels at or below most current mortgage rates, reducing or eliminating the advantage for these homeowners to refinance. Although prepayments are expected to remain relatively high during at least the fourth quarter, prepayments should begin to moderate in early 2002 as the remaining loans reset to lower levels. Annualized prepayment rates on Ginnie Mae ARM securities averaged 40.3% during the third quarter of 2001, compared to the 42.7% annualized rate during the second quarter of 2001 and the 16.9% level experienced during the third quarter of 2000. Annualized prepayment rates on Fannie Mae and Freddie Mac ARM securities averaged 38.6% during the third quarter of 2001 (36.2% excluding the Freddie Mac remittance cycle adjustment), compared to 35.2% during the prior quarter and 22.4% for the same period of 2000. While lower prepayment levels improve mortgage investment yields by allowing related purchase premiums to be recognized in operating results over a longer period, higher prepayment levels shorten the period over which the premiums are amortized thus reducing investment yields. As a result of continued high prepayments, net amortization of purchase premiums on holdings of ARM securities was $5.6 million during the third quarter, down slightly from $5.8 million during the second quarter of 2001. As of September 30, 2001, the net premium on holdings of ARM securities was 1.1% of principal, or $39.7 million.

With its most recent action on October 2, 2001, the Federal Reserve has reduced the Federal Funds Rate by a total of 400 basis points since the beginning of this year. This contributed to a 79 basis point decline in Capstead's average borrowing rates to 3.64% during the third quarter from 4.43% during the second quarter of 2001. The Company's borrowing rates are expected to decline another 98 basis points in the fourth quarter of 2001 as the full effect of the September and October interest rate reductions are realized. Any further changes in borrowing rates will depend on future actions by the Federal Reserve to change short-term interest rates, market expectations of future changes in short-term interest rates and the extent of any financial market liquidity concerns (see "Effects of Interest Rate Changes").

CMO COLLATERAL AND INVESTMENTS

Since exiting the residential mortgage loan conduit business in 1995, the Company has maintained finance subsidiaries with capacity to issue collateralized mortgage obligations ("CMOs") and other securitizations backed by single-family residential mortgage loans. From time to time Capstead purchases mortgage loans from originators or conduits, places these loans into private mortgage pass-through securities and issues CMOs or other securities backed by these securities. The Company may or may not retain a significant residual economic interest in these securitizations. Most of the Company's securitizations have been afforded financing accounting treatment with the related collateral recorded as pledged CMO collateral and the outstanding bonds recorded as CMO liabilities (referred to as "financed

CMOs"). Other securitizations issued by the Company have been treated as sales transactions (referred to as "sold CMOs"). During 2001, the Company has not issued any CMOs. From time to time, the Company exercises its right to redeem previously issued CMOs (referred to as "clean-up calls") and either sell or hold the released collateral for investment. During 2001, the Company has exercised clean-up calls related to six financed and three sold CMOs acquiring $102.3 million of fixed-rate and $15.2 adjustable-rate securities released from the related indentures. The Company sold $97.7 million of the fixed-rate securities for a gain of $1.3 million.

To date, the related credit risk of CMO collateral issued by Capstead has been borne by AAA-rated private mortgage insurers or by subordinated bonds within the related CMO series to which the collateral is pledged. As of September 30, 2001, the Company had only $543,000 of credit risk held in the form of subordinated bonds associated with approximately $259 million of outstanding securities. In addition, Capstead has retained $2.8 million of reserve funds in connection with two 1993 mortgage loan sales. These reserve funds are available to pay special hazard costs (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs associated with approximately $106 million of loans outstanding as of September 30, 2001 from the related securitizations.

CMO collateral and investments, net of related bonds, was $19.2 million at September 30, 2001, down from $23.0 million at year-end 2000. Included in this net investment are $11.8 million of the remaining CMO collateral premiums and bond discounts. Similar to premiums on the Company's mortgage investments, CMO collateral premiums and bond discounts are amortized to income as CMO collateral yield or bond expense adjustments based on both actual prepayments and lifetime prepayment assumptions (see "Effects of Interest Rate Changes").

UTILIZATION OF CAPITAL AND POTENTIAL LIQUIDITY

The Company's utilization of capital and potential liquidity as of September 30, 2001 were as follows (in thousands):

                                                                                   CAPITAL     POTENTIAL
                                                          ASSETS     BORROWINGS   EMPLOYED     LIQUIDITY
                                                        ----------   ----------   ---------    ---------
                                                                                                   *
Mortgage Investments:
   Agency Securities                                    $3,568,784   $3,361,813   $ 206,971    $ 106,337
   Non-agency Securities                                    84,152       63,838      20,314       16,186
   CMBS                                                     71,651       59,317      12,334         (216)
CMO collateral and investments                           2,541,003    2,521,847      19,156           --
                                                        ==========   ==========   ---------    ---------
                                                        $6,265,590   $6,006,815     258,775      122,307

Other assets, net of other liabilities                                              168,000      117,301**
Third quarter common dividend                                                       (20,781)     (20,781)***
                                                                                  ---------    ---------
                                                                                  $ 405,994    $ 218,827
                                                                                  =========    =========

* Based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of September 30, 2001 (see "Liquidity and Capital Resources").

**    Represents cash and cash equivalents.

*** Declared October 18, 2001 and payable November 20, 2001 to stockholders of record November 5, 2001.

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

TAX CONSIDERATIONS OF 2001 COMMON DIVIDENDS, INCLUDING THE SPECIAL COMMON
DIVIDEND

Each common dividend distribution applicable to the 2001 tax year is expected to be made up of taxable income and return of capital. The taxable income component will be calculated on the ratio of the Company's taxable income for the year to total distributions made for the year, applied to each common dividend distribution, including the fourth quarter regular dividend expected to be declared in early December 2001 and paid January 31, 2002, and the $14.60 special common dividend. The Company estimates that the per share dollar amount of the return of capital component of the 2001 common dividend, in total, will approximate the amount of the special common dividend. Thus, common stockholders receiving all regular quarterly dividends for 2001, as well as the special common dividend, can expect to receive return of capital per common share approximating $14.60. Final dividend characterization will not be known until the close of the Company's tax year. Dividend characterization information will be available by the end of January 2002.

Common stockholders should reduce the tax cost basis of their shares by the amount of return of capital distributions received in 2001 and in prior years, if applicable. Return of capital distributions received in excess of tax cost basis should be reported as capital gain. Also, special rules apply for stockholders who sold shares between the June 13 special dividend record date and the July 2, 2001 ex-dividend date. Due to the complex nature of the applicable tax rules, it is recommended that stockholders consult their tax advisors to ensure proper tax treatment of common dividends received.

RESULTS OF OPERATIONS

Comparative net operating results (interest income or fee revenue, net of related interest expense and, in the case of CMO administration, related direct and indirect operating expense) by source were as follows (in thousands, except per share amounts):

                                               QUARTER ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30            SEPTEMBER 30
                                            -------------------    --------------------
                                              2001       2000        2001        2000
                                            --------    -------    --------    --------
Mortgage Investments:
   Agency Securities                        $ 25,722    $ 7,619    $ 71,490    $ 26,756
   Non-agency Securities                         753      1,800       4,514       4,982
   CMBS                                          486        619       1,559       1,748
CMO collateral and investments                  (182)      (375)       (384)     (1,182)
                                            --------    -------    --------    --------
   Net margin on mortgage assets              26,779      9,663      77,179      32,304
Other revenue (expense):
   Gain (loss) on sale of mortgage assets        292        747       7,141     (70,173)
   Impairment on mortgage assets                  --         --          --     (19,088)
   Severance charges                              --         --          --      (3,607)
   CMO administration and other                  683        781       3,014       2,458
   Other operating expense                    (2,678)    (1,424)     (9,840)     (4,709)
                                            --------    -------    --------    --------

Net income (loss)                           $ 25,076    $ 9,767    $ 77,494    $(62,815)
                                            ========    =======    ========    ========
Net income (loss) per common share:
   Basic                                    $   1.45    $  0.30    $   4.71    $  (7.01)
   Diluted                                      1.27       0.30        4.22       (7.01)
   Operating *                                  1.40       0.23        3.92        1.01

   * Operating income per common share is calculated excluding gain (loss) on sale of mortgage assets, impairment and severance charges incurred in June 2000 and the dilutive effects of the Series B preferred shares. See NOTE 4 to the accompanying financial statements for discussion regarding the impact on the calculation of diluted net income per share of adjustments to preferred share conversion rates resulting from the June 29, 2001 special common dividend payment.

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

Although the Company anticipates continued improvement in financing spreads during the fourth quarter of 2001, lower interest rates have spurred higher levels of mortgage prepayments, reducing the overall size of the Company's mortgage investment portfolios. Lower interest rates have also negatively impacted yields on ARM securities which began resetting lower after peaking in early 2001. In addition, while having a positive impact on returns on common equity under current market conditions, the payment of the special dividend on June 29, 2001 has increased the level of financial leverage employed by the Company to support its investment portfolios. See "Financial Condition - Mortgage Investments" for further discussion of the effects on ARM yields and borrowing rates of recent actions taken by the Federal Reserve to lower short-term interest rates and "Utilization of Capital and Potential Liquidity" for further discussion of financial leverage.

Agency Securities contributed more to operating results during the quarter and nine months ended September 30, 2001 than in the same periods of 2000 primarily because of improvements in financing spreads as discussed above, despite the smaller average size of the portfolio in 2001. Yields for this portfolio averaged 6.22% and 6.66% during the quarter and nine months ended September 30, 2001, respectively, compared to 6.81% and 6.44% during the same periods in 2000, while average borrowing rates were 3.63% and 4.69%, respectively, compared to 6.56% and 6.21% during the same periods in 2000. The average outstanding Agency Securities portfolio was $3.8 billion and $4.3 billion during the quarter and nine months ended September 30, 2001, respectively, compared to $4.8 billion and $5.0 billion during the same periods in 2000.

Non-agency Securities contributed less to operating results during the quarter and nine months ended September 30, 2001 primarily as a result of a lower average outstanding portfolio. The average outstanding portfolio was $77 million and $90 million, during the quarter and nine months ended September 30, 2001, respectively, compared to $164 million and $170 million during the same periods in 2000. During the first six months of 2001, this portfolio was funded almost entirely with equity, while borrowings averaged $68 million during the third quarter of 2001. The Company anticipates borrowing against this portfolio for the remainder of 2001. During the quarter and nine months ended September 30, 2000, average borrowings were $85 million and $105 million, respectively. Average yields for this portfolio (calculated including mortgage insurance costs) were 7.18% and 7.82% during the quarter and nine months ended September 30, 2001, respectively, compared to 8.00% and 7.93% during the same periods in 2000.

The Company made its first acquisitions of credit-sensitive CMBS in December 1999. Since early 2000, the Company has not made any additions to this portfolio, which currently consists of $71.7 million of adjustable-rate CMBS financed by longer-term repurchase arrangements. These investments yielded 6.19% and 7.22% during the quarter and nine months ended September 30, 2001, respectively, while average borrowing rates were 4.24% and 5.22%, respectively.

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

Gain on sale of mortgage assets reflects the second and third quarter 2001 sales of $98 million of fixed-rate released CMO collateral and the first quarter 2001 sale of $451 million of medium-term Agency Securities.

CMO administration revenue was lower this year primarily because a declining portfolio of CMOs for which Capstead provides administrative services. Other revenue benefited from investing excess liquidity in short-term investments to take advantage of positive spreads between interest rates on overnight investments and short-term borrowing rates.

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

EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

The Company performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes could have on future earnings. All mortgage assets and Derivatives held, if any, are included in this analysis. The sensitivity of Other revenue and expense to changes in interest rates is included as well. The model incorporates management assumptions regarding the level of prepayments on mortgage assets for a given interest rate change using market-based estimates of prepayment speeds. These assumptions are developed through a combination of historical analysis and future expected pricing behavior.

As of September 30, 2001, Capstead had the following estimated earnings sensitivity profile (dollars in thousands):

                                            10-YEAR
                                 30-DAY       U.S.
                                  LIBOR     TREASURY
                                  RATE        RATE                      IMMEDIATE CHANGE IN:*
                               ----------  ----------   -------------------------------------------------------
30-day LIBOR rate                                           Down 1.00%    Down 1.00%       Flat        Up 1.00%
10-year U.S. Treasury rate                                  Down 1.00%       Flat         Up 1.00%     Up 1.00%
Projected 12-month
   earnings change:**
   September 30, 2001              2.63%        4.59%        $16,698        $22,573       $3,705       $(18,445)
   December 31, 2000               6.56         5.12          18,344         23,447        4,145        (22,665)

* Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date.

** Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.

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

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may affect the Company's earnings in various ways. Earnings currently depend primarily on the difference between the interest received on mortgage investments and the interest paid on related borrowings, which are generally based on 30-day LIBOR, an index that reflects prevailing short-term interest rates. The resulting spread may be reduced or even be negative in a rising short-term interest rate environment. Because the mortgage investment portfolio currently consists primarily of ARM securities, the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on the underlying ARM loans, a portion of which reset each month, based on underlying indices (generally 1-year CMT rates). Since only a portion of the ARM loans underlying the Company's securities reset each month, and the terms of an ARM loan generally limit the amount of such increases during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans contributing to lower or even negative financing spreads. At other times, as seen in 1998, and as is currently being experienced in 2001, declines in these indices during periods of falling short-term interest rates will negatively effect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company's borrowing rates, earnings may be adversely affected. The Company may invest in Derivatives from time to time with the goal of achieving more stable financing spreads on a portion of its mortgage investments portfolio. The Company did not own any Derivatives for this purpose as of the date of this filing.

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

During periods of rising interest rates or falling market liquidity, mortgage asset values can decline leading to increased margin calls, reducing the Company's liquidity. A margin call means that a lender requires a borrower to pledge additional collateral to re-establish the agreed-upon ratio of the value of the collateral to the amount of the borrowing. If the Company is unable or unwilling to pledge additional collateral, lenders can liquidate the collateral under adverse market conditions, likely resulting in losses.

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

Additionally, commercial properties may not be readily convertible to alternative uses if such properties were to become unprofitable due to competition, age of improvements, decreased demand, regulatory changes or other factors. The conversion of commercial properties to alternate uses often requires substantial capital expenditures, the capital for which may or may not be available.

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

Credit-sensitive residential mortgages differ from commercial mortgages in several important ways, yet can still carry substantial credit risk. Residential mortgage securities typically are secured by smaller loans to more obligors than CMBS, thus spreading the risk of mortgagor default. However, most of the mortgages supporting credit-sensitive residential mortgage-backed securities are made to homeowners that do not qualify for Agency loan programs for reasons including loan size, financial condition, or work or credit history that may be indicative of a higher risk of default than loans qualifying for such programs. As with commercial mortgages, in instances of default, the Company may incur losses if proceeds from sales of the underlying collateral are less than the unpaid principal balances of the mortgage loans and related foreclosure costs. However, with residential mortgages this risk may be mitigated by various forms of credit enhancements including, but not limited to, primary mortgage insurance.

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

(b)   Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CAPSTEAD MORTGAGE CORPORATION

Date:  November 5, 2001                 By:  /s/ ANDREW F. JACOBS
                                             ---------------------------------
                                             Andrew F. Jacobs
                                             Executive Vice President - Finance

Date:  November 5, 2001                 By:  /s/ PHILLIP A. REINSCH
                                             ---------------------------------
                                             Phillip A. Reinsch
                                             Senior Vice President - Control

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
--------                             -----------
Exhibit 12 - Computation of Ratio of Earnings to Combined Fixed Charges and
             Preferred Stock Dividends.