Form 10-K
period 2001-12-31
CAPSTEAD MORTGAGE CORP
filed 2002-03-21
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

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
$1.26 Cumulative Convertible Preferred Stock, Series B ($0.10 par value)         New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                             -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

AT MARCH 8, 2002 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS $174,762,000.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 8, 2002:  13,862,929

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2001 ARE INCORPORATED BY REFERENCE INTO PARTS II AND IV.

(2) PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT, ISSUED IN CONNECTION WITH THE 2002 ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT, ARE INCORPORATED BY REFERENCE INTO PART III.

================================================================================

                          CAPSTEAD MORTGAGE CORPORATION

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I


                                                                                                      PAGE
                                                                                                      ----
ITEM  1.      BUSINESS............................................................................     1

ITEM  2.      PROPERTIES..........................................................................     3

ITEM  3.      LEGAL PROCEEDINGS...................................................................     3

ITEM  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................     3

                                     PART II

ITEM  5.      MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS...................................................     3

ITEM  6.      SELECTED FINANCIAL DATA.............................................................     3

ITEM  7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...............................................     3

ITEM  7.a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK.................................................................     4

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................     4

ITEM  9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...............................................     4

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................     4

ITEM 11.      EXECUTIVE COMPENSATION..............................................................     4

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT.............................................................     4

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................     4

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K...............................................................     5

                                     PART I

ITEM 1. BUSINESS.

Capstead Mortgage Corporation ("Capstead," the "Company" or the "Registrant") was incorporated on April 15, 1985 in Maryland and commenced operations in September 1985. Capstead operates as a real estate investment trust ("REIT") earning income from investing in real estate-related assets on a leveraged basis and other investment strategies. These investments currently include, but are not limited to, adjustable-rate single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). Capstead has also made limited investments in credit-sensitive commercial mortgage assets. The Company continues to evaluate suitable real estate-related investments, which may include more credit-sensitive assets that can earn attractive returns due largely to a higher risk of default and reduced liquidity compared to Agency Securities. Capstead believes that such investments, when combined with the prudent use of leverage, can provide attractive returns over the long term with less sensitivity to changes in interest rates.

Capstead's portfolios declined during 2001 primarily because of high levels of mortgage prepayments. To the extent proceeds of runoff or asset sales are not reinvested, or cannot be reinvested, at a rate of return at least equal to the rate previously earned on that capital, earnings may decline. The future size and composition of Capstead's investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability on a timely basis of suitable investments at attractive pricing.

For further discussion of the Company's business and financial condition, see the Registrant's Annual Report to Stockholders for the year ended December 31, 2001 on pages 27 through 32.

EFFECTS OF INTEREST RATE CHANGES AND INTEREST RATE SENSITIVITY

For discussion of effects of interest rate changes on the Company, see the Registrant's Annual Report to Stockholders for the year ended December 31, 2001 on pages 36 through 38.

RISKS ASSOCIATED WITH CREDIT-SENSITIVE INVESTMENTS

For discussion of risks associated with credit-sensitive investments, see the Registrant's Annual Report to Stockholders for the year ended December 31, 2001 on pages 38 and 39.

OTHER INVESTMENT STRATEGIES

The Company may enter into other short- or long-term investment strategies as the opportunities arise.

COMPETITION

In purchasing real estate-related mortgage assets, the Company competes with other REITs, savings banks, commercial banks, mortgage and investment bankers, conduits, insurance companies, other lenders and mutual funds.

REGULATION AND RELATED MATTERS

Prior to its sale December 31, 1998, the Company's mortgage banking operations were subject to the rules and regulations of Fannie Mae and Freddie Mac with respect to servicing and originating mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. Many of these regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to have complied with these requirements could lead to demands for indemnification or loan repurchases from the buyers of the mortgage banking operations or Fannie Mae or Freddie Mac, class action lawsuits and administrative enforcement actions.

EMPLOYEES

As of December 31, 2001, the Company had 16 full-time employees.

TAX STATUS

As used herein, "Capstead REIT" refers to Capstead and the entities that are consolidated with Capstead for federal income tax purposes. Capstead REIT has elected to be taxed as a REIT for federal income tax purposes and intends to continue to do so. As a result of this election, Capstead REIT will not be taxed at the corporate level on taxable income distributed to stockholders, provided that certain requirements concerning the nature and composition of its income and assets are met and that at least 90% of its REIT taxable income is distributed.

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

Distributions by the Company will not be eligible for the dividends received deduction for corporations. Should the Company incur losses, stockholders will not be entitled to include such losses in their individual income tax returns. The Company notifies its stockholders of the proportion of distributions made during the taxable year that constitutes ordinary income, return of capital or capital gains. For the last five years, 100% of the preferred stock distributions were characterized as ordinary income. For information regarding the characterization of common dividend distributions for the last five years, see the Registrants' Annual Report to Stockholders for the year ended December 31, 2001 on Page 32.

Capstead REIT realized substantial capital losses on the sale of mortgage assets in 1998 and 2000. The resulting unused capital loss carryforwards of $330 million as of December 31, 2001, will in all likelihood eliminate the potential for capital gain distributions through the year 2005 when these carryforwards expire.

All taxable income of Capstead Holdings, Inc., and its primary subsidiary Capstead Inc. (which held the mortgage banking operations prior to their sale in December 1998), is subject to federal and state income taxes, where applicable. These non-REIT subsidiaries had net operating loss carryforwards of $6.6 million as of December 31, 2001 and sufficient alternative minimum tax credit carryforwards to offset the payment of federal income taxes on $5.0 million of future taxable income, if any, earned by these subsidiaries. Capstead REIT's taxable income will include earnings of these subsidiaries only upon payment to Capstead REIT by distribution of such earnings, and only if these distributions are made out of current earnings and profits.

The foregoing is general in character. Reference should be made to pertinent Internal Revenue Code sections and the Regulations issued thereunder for a comprehensive statement of applicable federal income tax consequences.

ITEM 2. PROPERTIES.

The Company's operations are conducted in Dallas, Texas in an office leased by the Company.

ITEM 3. LEGAL PROCEEDINGS.

During 1998, twenty-four purported class action lawsuits were filed against the Company and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business. In March 1999 these actions were consolidated and in July 2000 the court appointed a lead plaintiff group. An amended complaint was filed in October 2000. The amended complaint claims that as a result of alleged improper actions, the market prices of the Company's equity securities were artificially inflated during the period between April 17, 1997 and June 26, 1998. The amended complaint seeks monetary damages in an undetermined amount. In February 2001 the Company responded to this amended complaint with a motion to dismiss all allegations against the Company and the named officers. In April 2001 the plaintiffs responded to the Company's motion to dismiss and the Company filed its reply to the plaintiffs' response in May 2001. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the actions. Based on available information, management believes the resolution of these suits will not have a material adverse effect on the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information required by this item regarding the market price of, dividends on, and number of holders of the Registrant's common shares is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 2001 on page 25 under the caption "Note 16 - Market and Dividend Information," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the five years ended December 31, 2001 on page 26 under the caption "Selected Financial Data," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 2001 on pages 27 through 40 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7.a. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 2001 on pages 27 through 40 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 2001 on pages 3 through 25, and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included in the Registrant's 2002 definitive Proxy Statement on pages 4 through 6 under the captions "Election of Directors," on page 9 under the caption "Executive Officers," and on page 18 under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," all of which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included in the Registrant's 2002 definitive Proxy Statement on pages 10 and 11 under the caption "Executive Compensation," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.

The information required by this item is included in the Registrant's 2002 definitive Proxy Statement on pages 17 and 18 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Registrant's 2002 definitive Proxy Statement on page 19 under the caption "Certain Relationships and Related Transactions," which is incorporated herein by reference pursuant to General Instruction G(3).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    Documents filed as part of this report:

          1. The following consolidated financial statements of the Company, included in the 2001 Annual Report to Stockholders, are incorporated herein by reference:

                                                                                                              PAGE
                                                                                                              ----
               Consolidated Statements of Operations --
                 Three Years Ended December 31, 2001.................................................           *
               Consolidated Balance Sheets -- December 31, 2001 and 2000.............................           *
               Consolidated Statements of Stockholders' Equity and Preferred Stock
                 Subject to Repurchase -- Three Years Ended December 31, 2001........................           *
               Consolidated Statements of Cash Flows --
                 Three Years Ended December 31, 2001.................................................           *
               Notes to Consolidated Financial Statements -- December 31, 2001.......................           *

          2. Financial Statement Schedules -- All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          * Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 2001, filed herewith as Exhibit 13.

          3.   Exhibits:

       EXHIBIT
       NUMBER

       1.1 Underwriting Agreement dated November 26, 2001 by and between Fortress and Bear, Stearns & Co. Inc. to sell 1,000,000 shares Capstead common stock held by Fortress(5)

       1.2 Sales Agreement dated August 20, 2001 by and between Capstead and RCG Equity Finance, a division of Ramius Securities, LLC, for the issuance of up to 875,000 common shares and 1,000,000 Series B preferred shares(7)

       3.1 Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred stock and all other amendments to such Articles of Incorporation(5)

       3.2     Amended and Restated Bylaws(5)

       10.01   1990 Directors' Stock Option Plan(1)

       10.02   1994 Flexible Long-Term Incentive Plan, as amended*

       10.03   1994 Capstead Inc. Restricted Stock Plan(2)

       10.04   Deferred Compensation Plan(2)

       10.05   1996 Incentive Bonus Plan, as amended(6)

                                     PART IV
                              ITEM 14. -- CONTINUED

          3.   Exhibits (continued):

       EXHIBIT
       NUMBER

         10.06    1997 Flexible Long Term Incentive Plan(3)

         10.07    Registration Rights Agreement between Capstead and Fortress(4)

         10.08    Management Contract between Capstead and Fortress, as amended*

         12 Computation of ratio of earnings to combined fixed charges and preferred stock dividends*

         13 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2001*

         21       List of subsidiaries of the Company*

         23       Consent of Ernst & Young LLP, Independent Auditors*


        (1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991

        (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994

        (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997

        (4) Incorporated by reference to the Company's Current Report on Form 8-K dated December 15, 1999

        (5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001

        (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001

        (7) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-68424) dated August 27, 2001

        *   Filed herewith

(b)      Reports on Form 8-K:

         Current report on Form 8-K dated November 28, 2001 to file the Underwriting Agreement dated November 26, 2001 by and between Fortress and Bear, Stearns & Co. Inc. to sell 1,000,000 shares of Capstead common stock held by Fortress and to amend and restate a portion of the related core prospectus entitled "Description of the Securities -- Special Statutory Requirements for Certain Transactions."

(c) Exhibits -- The response to this section of ITEM 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules -- The response to this section of ITEM 14 is submitted as a separate section of this report.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAPSTEAD MORTGAGE CORPORATION
                                                    REGISTRANT


Date:  March 18, 2002                     By:     /s/ ANDREW F. JACOBS
                                             ----------------------------------
                                             Andrew F. Jacobs
                                             Executive Vice President -- Finance


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.

 /s/ WESLEY R. EDENS                                Chairman, Chief Executive                        March 18, 2002
---------------------------------                     Officer and Director
     (Wesley R. Edens)

 /s/ ANDREW F. JACOBS                               Executive Vice President --                      March 18, 2002
---------------------------------                     Finance
       (Andrew F. Jacobs)

/s/ ROBERT I. KAUFFMAN                              Director                                         March 18, 2002
---------------------------------
    (Robert I. Kauffman)

/s/ PAUL M. LOW                                     Director                                         March 14, 2002
---------------------------------
         (Paul M. Low)

 /s/ RONN K. LYTLE                                  Vice Chairman and Director                       March 15, 2002
---------------------------------
         (Ronn K. Lytle)

 /s/ MICHAEL G. O'NEIL                              Director                                         March 15, 2002
---------------------------------
      (Michael G. O'Neil)

 /s/ HOWARD RUBIN                                   Director                                         March 14, 2002
---------------------------------
     (Howard Rubin)

 /s/ MARK S. WHITING                                Director                                         March 15, 2002
---------------------------------
        (Mark S. Whiting)

                                INDEX TO EXHIBITS



       EXHIBIT
       NUMBER                                       DESCRIPTION
       ------                                       -----------

          1.1       Underwriting Agreement dated November 26, 2001 by and between Fortress and Bear, Stearns & Co. Inc. to sell 1,000,000 shares Capstead common stock held by Fortress(5)

          1.2       Sales Agreement dated August 20, 2001 by and between Capstead and RCG Equity Finance, a division of
                    Ramius Securities, LLC, for the issuance of up to 875,000 common shares and 1,000,000 Series B preferred shares(7)

          3.1       Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred stock and all other amendments to such Articles of Incorporation(5)

          3.2       Amended and Restated Bylaws(5)

          10.01     1990 Directors' Stock Option Plan(1)

          10.02     1994 Flexible Long-Term Incentive Plan, as amended*

          10.03     1994 Capstead Inc. Restricted Stock Plan(2)

          10.04     Deferred Compensation Plan(2)

          10.05     1996 Incentive Bonus Plan, as amended(6)

          10.06     1997 Flexible Long Term Incentive Plan(3)

          10.07     Registration Rights Agreement between Capstead and Fortress(4)

          10.08     Management Contract between Capstead and Fortress, as amended*

          12        Computation of ratio of earnings to combined fixed charges and preferred stock dividends*

          13        Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2001*

          21        List of subsidiaries of the Company*

          23        Consent of Ernst & Young LLP, Independent Auditors*

    (1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991

    (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994

    (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997

    (4) Incorporated by reference to the Company's Current Report on Form 8-K dated December 15, 1999

    (5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001

    (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001

    (7) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-68424) dated August 27, 2001

    *   Filed herewith