Form 10-Q
period 2002-03-31
CAPSTEAD MORTGAGE CORP
filed 2002-04-30
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  X      EXCHANGE ACT OF 1934
------

         FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

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


Common Stock ($0.01 par value)                   13,879,686 as of April 30, 2002

================================================================================

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002


                                      INDEX

                                                                           PAGE
                                                                           ----
ITEM 1.    Financial Statements

   Consolidated Balance Sheets -- March 31, 2002 and December 31, 2001...    3

   Consolidated Statements of Operations -- Quarter Ended March 31, 2002
     and 2001............................................................    4

   Consolidated Statements of Cash Flows -- Quarter Ended March 31, 2002
     and 2001............................................................    5

   Notes to Consolidated Financial Statements............................    6

ITEM 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............   15

ITEM 3.    Qualitative and Quantitative Disclosure of Market Risk........   25

                          PART II. -- OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders...........   25

ITEM 6.    Exhibits and Reports on Form 8-K..............................   25

SIGNATURES ..............................................................   26

ITEM 1.       FINANCIAL STATEMENTS

                        PART I. -- FINANCIAL INFORMATION
                          CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  MARCH 31, 2002  DECEMBER 31, 2001
                                                                  --------------  -----------------
                                                                    (UNAUDITED)
ASSETS
   Mortgage securities and other investments
     ($3.0 billion pledged under repurchase arrangements)          $ 3,189,344       $ 3,455,219
   CMO collateral and investments                                    1,912,857         2,262,305
                                                                   -----------       -----------
                                                                     5,102,201         5,717,524

   Prepaids, receivables and other                                      43,192            54,381
   Receivable from affiliate                                             4,000                --
   Cash and cash equivalents                                           102,807           123,520
                                                                   -----------       -----------

                                                                   $ 5,252,200       $ 5,895,425
                                                                   ===========       ===========

LIABILITIES
   Repurchase arrangements and other borrowings                    $ 2,922,300       $ 3,207,068
   Collateralized mortgage obligations ("CMOs")                      1,898,115         2,245,015
   Incentive fee payable to management and affiliate                     1,594             9,422
   Accounts payable and accrued expenses                                 7,493            29,192
                                                                   -----------       -----------
                                                                     4,829,502         5,490,697
                                                                   -----------       -----------

STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value; 100,000 shares authorized:
       $1.60 Cumulative Preferred Stock, Series A,
         273 and 273 shares issued and outstanding at
         both March 31, 2002 and December 31, 2001,
         respectively ($4,472 aggregate liquidation preference)          3,814             3,821
       $1.26 Cumulative Convertible Preferred Stock, Series B,
         15,842 and 15,842 shares issued and outstanding at
         March 31, 2002 and December 31, 2001, respectively
         ($180,283 aggregate liquidation preference)                   176,961           176,961
   Common stock - $0.01 par value; 100,000 shares authorized;
     13,863 and 13,862 shares issued and outstanding at
     March 31, 2002 and December 31, 2001, respectively                    139               139
   Paid-in capital                                                     559,475           559,571
   Accumulated deficit                                                (364,442)         (387,718)
   Accumulated other comprehensive income                               46,751            51,954
                                                                   -----------       -----------
                                                                       422,698           404,728
                                                                   -----------       -----------

                                                                   $ 5,252,200       $ 5,895,425
                                                                   ===========       ===========


  See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                  QUARTER ENDED MARCH 31
                                                  ----------------------
                                                    2002          2001
                                                  ---------    ---------
INTEREST INCOME:
   Mortgage securities and other investments      $  45,768    $  87,542
   CMO collateral and investments                    37,434       55,785
                                                  ---------    ---------
       Total interest income                         83,202      143,327
                                                  ---------    ---------

INTEREST AND RELATED EXPENSE:
   Repurchase arrangements and other borrowings      14,047       65,162
   CMO borrowings                                    37,986       55,615
   Mortgage insurance and other                         168          328
                                                  ---------    ---------
       Total interest and related expense            52,201      121,105
                                                  ---------    ---------
         Net margin on financial assets              31,001       22,222
                                                  ---------    ---------

OTHER REVENUE (EXPENSE):
   Gain on sale of mortgage assets                       --        5,863
   CMO administration and other                         447          719
   Management and affiliate incentive fee            (1,594)      (2,741)
   Other operating expense                           (1,479)      (1,414)
                                                  ---------    ---------
       Total other operating revenue (expense)       (2,626)       2,427
                                                  ---------    ---------

NET INCOME                                        $  28,375    $  24,649
                                                  =========    =========

Net income                                        $  28,375    $  24,649
Less cash dividends on preferred stock               (5,099)      (5,894)
                                                  ---------    ---------

Net income available to common stockholders       $  23,276    $  18,755
                                                  =========    =========

NET INCOME PER COMMON SHARE:
   Basic                                          $    1.68    $    1.49
   Diluted                                             1.43         1.39

CASH DIVIDENDS DECLARED PER SHARE:
   Common                                         $   1.650    $   0.980
   Series A Preferred                                 0.400        0.400
   Series B Preferred                                 0.315        0.315


  See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         QUARTER ENDED MARCH 31
                                                                         ----------------------
                                                                           2002         2001
                                                                         ---------    ---------
OPERATING ACTIVITIES:
   Net income                                                            $  28,375    $  24,649
   Noncash items:
     Amortization of discount and premium                                    7,055        6,990
     Depreciation and other amortization                                       429          268
   Gain on sale of mortgage assets                                              --       (5,863)
   Net change in prepaids, receivables, other assets, accounts payable
     and accrued expenses                                                  (22,855)     (15,303)
                                                                         ---------    ---------
       Net cash provided by operating activities                            13,004       10,741
                                                                         ---------    ---------

INVESTING ACTIVITIES:
   Purchases of mortgage securities and other investments                  (69,981)     (87,322)
   Principal collections on mortgage investments                           327,316      363,076
   Proceeds from sales of mortgage assets                                       --      457,182
   CMO collateral:
     Principal collections                                                 347,159      105,238
     Decrease in accrued interest receivable                                 2,115          663

     Increase in short-term investments                                         --         (434)
                                                                         ---------    ---------
       Net cash provided by investing activities                           606,609      838,403
                                                                         ---------    ---------

FINANCING ACTIVITIES:
   Decrease in repurchase arrangements and other borrowings               (284,768)    (736,614)
   CMO borrowings:
     Principal payments on securities                                     (348,383)    (107,113)
     Decrease in accrued interest payable                                   (1,938)        (601)
   Capital stock transactions                                                 (138)      (7,310)
   Dividends paid                                                           (5,099)      (5,894)
                                                                         ---------    ---------
       Net cash used in financing activities                              (640,326)    (857,532)
                                                                         ---------    ---------
Net change in cash and cash equivalents                                    (20,713)      (8,388)
Cash and cash equivalents at beginning of period                           123,520       21,761
                                                                         ---------    ---------

Cash and cash equivalents at end of period                               $ 102,807    $  13,373
                                                                         =========    =========


  See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


NOTE 1 -- BUSINESS

Capstead Mortgage Corporation operates as a real estate investment trust ("REIT") earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments currently include, but are not limited to, adjustable-rate single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). Capstead has also made limited investments in credit-sensitive commercial real estate-related assets that can earn attractive returns due largely to a higher risk of default and reduced liquidity compared to Agency Securities. The Company continues to evaluate suitable real estate-related investments, which may include more credit-sensitive assets, such as direct ownership of real estate (see NOTE 13). Capstead believes that such investments, when combined with the prudent use of leverage, can provide attractive returns over the long term with less sensitivity to changes in interest rates.

Capstead's investment portfolios declined during 2001 and thus far in 2002 primarily because of high levels of mortgage prepayments. To the extent proceeds of runoff or asset sales are not reinvested, or cannot be reinvested, at a rate of return at least equal to the rate previously earned on that capital, earnings may decline. The future size and composition of Capstead's investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability on a timely basis of suitable investments at attractive pricing.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE 3 -- FIRST QUARTER COMMON DIVIDEND

On April 17, 2002 the Board of Directors declared a first quarter dividend of $1.65 per common share, payable May 20, 2002 to stockholders of record as of May 7, 2002.

NOTE 4 -- NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income after deducting preferred share dividends, as herein defined, by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income, after deducting preferred share dividends for antidilutive convertible preferred shares, by the weighted average number of common shares and common share equivalents outstanding, giving effect to dilutive stock options and dilutive convertible preferred shares.

For dilutive net income per share purposes, the Series A and B preferred shares are considered dilutive whenever annualized basic net income per share exceeds each Series' annualized dividend divided by the conversion rate applicable for that period. The Series A preferred shares were dilutive during the periods presented. The Series B preferred shares became dilutive after a new conversion rate went into effect July 2, 2001, even though few actual Series B conversions subsequently occurred because it was uneconomical to convert at the market prices of both the common shares and Series B preferred shares in effect during the ensuing periods.

The components of the computation of basic and diluted net income per share were as follows (in thousands, except per share data):

                                                                            QUARTER ENDED MARCH 31
                                                                            --------------------
                                                                              2002        2001
                                                                            --------    --------
NUMERATOR FOR BASIC NET INCOME PER COMMON SHARE:
   Net income                                                               $ 28,375    $ 24,649
   Less all preferred share dividends                                         (5,099)     (5,894)
                                                                            --------    --------
   Net income available to common stockholders                              $ 23,276    $ 18,755
                                                                            ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    13,823      12,557
                                                                            ========    ========

BASIC NET INCOME PER COMMON SHARE                                           $   1.68    $   1.49
                                                                            ========    ========

NUMERATOR FOR DILUTED NET INCOME PER COMMON SHARE:
   Net income                                                               $ 28,375    $ 24,649
   Less cash dividends paid on antidilutive convertible preferred shares:
     Series A                                                                     --          --
     Series B                                                                     --      (4,991)
                                                                            --------    --------
                                                                            $ 28,375    $ 19,658
                                                                            ========    ========

DENOMINATOR FOR DILUTED NET INCOME PER COMMON SHARE:
   Weighted average common shares outstanding                                 13,823      12,557
   Net effect of dilutive stock options                                           75          78
   Net effect of dilutive preferred shares                                     5,902       1,551
                                                                            --------    --------
                                                                              19,800      14,186
                                                                            ========    ========

DILUTED NET INCOME PER COMMON SHARE                                         $   1.43    $   1.39
                                                                            ========    ========

NOTE 5 -- MORTGAGE SECURITIES AND OTHER INVESTMENTS

Mortgage securities and other investments and the related average interest rates were as follows (dollars in thousands):

                                                                                              AVERAGE
                             PRINCIPAL     PREMIUMS                     CARRYING    AVERAGE  EFFECTIVE
                              BALANCE     (DISCOUNT)        BASIS        AMOUNT     COUPON     RATE
                            -----------   -----------   ------------   ----------  --------  ---------
MARCH 31, 2002                                                            (a)         (b)       (b)
Agency Securities:
   FNMA/FHLMC:
     Fixed-rate             $     2,107   $         9    $     2,116   $     5,146   10.00%    9.36%
     Medium-term                 35,851          (141)        35,710        36,831    6.19     6.10
     LIBOR/CMT ARMs           1,392,613        22,404      1,415,017     1,437,911    6.43     5.55
     COFI ARMs                  154,481        (4,475)       150,006       154,963    4.62     5.85
   GNMA ARMs                  1,222,801        13,121      1,235,922     1,247,241    6.23     5.60
                            -----------   -----------    -----------   -----------
                              2,807,853        30,918      2,838,771     2,882,092    6.25     5.60
Non-agency securities(c)         93,738           904         94,642        95,849    6.36     6.16
CMBS(c)                         171,366          (273)       171,093       171,365    3.58     3.82
Commercial loans(c)              40,000            38         40,038        40,038    8.50     8.47
                            -----------   -----------   ------------   -----------
                            $ 3,112,957   $    31,587    $ 3,144,544   $ 3,189,344    6.13     5.55
                            ===========   ===========   ============   ===========

DECEMBER 31, 2001
Agency Securities:
   FNMA/FHLMC:
     Fixed-rate             $     5,706   $        34    $     5,740   $     5,981   10.00%    9.29%
     Medium-term                 40,559          (149)        40,410        41,544    6.19     6.44
     LIBOR/CMT ARMs           1,543,867        25,286      1,569,153     1,593,115    6.88     6.59
     COFI ARMs                  167,080        (4,839)       162,241       168,856    5.31     6.45
   GNMA ARMs                  1,368,551        14,460      1,383,011     1,398,908    6.37     6.40
                            -----------   -----------   ------------   -----------
                              3,125,763        34,792      3,160,555     3,208,404    6.57     6.49
Non-agency securities(c)         73,040           373         73,413        74,839    6.94     7.58
CMBS(c)                         172,071          (380)       171,691       171,976    3.69     6.46
                            -----------   -----------   ------------   -----------
                            $ 3,370,874   $    34,785    $ 3,405,659   $ 3,455,219    6.43     6.52
                            ===========   ===========   ============   ===========

(a) Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 9).

(b) Average Coupon is presented as of the indicated balance sheet date. Average Effective Rate is presented for the quarter then ended, calculated including mortgage insurance costs on non-agency securities and excluding unrealized gains and losses.

(c) As of the indicated dates, these portfolios consisted of adjustable-rate investments.

The Company classifies its Agency Securities and non-agency securities by interest rate characteristics of the underlying single-family residential mortgage loans. Commercial mortgage-backed securities ("CMBS") and commercial loans are classified in a similar fashion. Fixed-rate mortgage securities have fixed rates of interest for their entire terms. Medium-term mortgage securities either (i) have an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over the 1-year Constant Maturity U.S. Treasury Note Rate ("1-year CMT"), (ii) have initial interest rates that adjust one time, approximately 3 or 5 years after origination, based on a specified margin over Fannie Mae yields for 30-year, fixed-rate commitments at the time of adjustment, or (iii) are fixed-rate mortgage securities that have initial expected weighted average lives of 5 years or less. Adjustable-rate mortgage ("ARM") securities either (i) adjust annually based on a specified margin over 1-year CMT, (ii) adjust semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), (iii) adjust monthly based on a specific margin over an index such as LIBOR or the Cost of Funds Index as published by the Eleventh District Federal Reserve Bank ("COFI"), or (iv) were previously classified as medium-term and have begun adjusting annually based on a specified margin over 1-year CMT. CMBS and commercial loans held as of March 31, 2002 adjust monthly based on a specified margin over 30-day LIBOR.

Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities consist of (i) private mortgage pass-through securities backed primarily by single-family non-conforming residential mortgage loans whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers and (ii) other AAA-rated private mortgage securities (together, "Non-agency Securities"). Commercial mortgage securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower bond classes providing credit enhancement to the more senior classes. CMBS held by the Company at March 31, 2002 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. Commercial loans held by the Company as of March 31, 2002 consist of a $40 million loan to a joint venture that holds commercial real estate. The maturity of mortgage-backed securities is directly affected by the rate of principal prepayments on the underlying loans.

NOTE 6 -- CMO COLLATERAL AND INVESTMENTS

CMO collateral consists of primarily fixed-rate mortgage securities collateralized by single-family residential mortgage loans and related short-term investments, both pledged to secure CMO borrowings ("Pledged CMO Collateral"). All principal and interest on pledged mortgage securities is remitted directly to collection accounts maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the pledged mortgage securities and the reinvestment income earned thereon are available for the payment of principal and interest on CMO borrowings. The components of CMO collateral and investments were as follows (in thousands):

                                                  MARCH 31, 2002  DECEMBER 31, 2001
                                                  --------------  -----------------
                    Pledged CMO Collateral:
                      Pledged mortgage securities   $1,883,849        $2,231,324
                      Short-term investments                30                30
                      Accrued interest receivable       11,213            13,329
                                                    ----------        ----------
                                                     1,895,092         2,244,683
                      Unamortized premium               14,980            14,860
                                                    ----------        ----------
                                                     1,910,072         2,259,543
                    CMO investments                      2,785             2,762
                                                    ----------        ----------
                                                    $1,912,857        $2,262,305
                                                    ==========        ==========

Pledged mortgage securities are primarily private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. The Company has retained $249,000 of credit risk held in the form of subordinated bonds associated with $204 million of Pledged CMO Collateral outstanding at March 31, 2002. CMO investments currently consist of reserve funds retained by the Company in connection with two 1993 mortgage loan sales. These reserve funds are available to pay special hazard (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs associated with $81 million of loans outstanding as of March 31, 2002 from the related securitizations. The weighted average effective interest rate for total Pledged CMO Collateral was 7.27% during the quarter ended March 31, 2002.

NOTE 7 -- REPURCHASE ARRANGEMENTS AND OTHER BORROWINGS

Borrowings made under uncommitted repurchase arrangements with investment banking firms pursuant to which the Company pledges mortgage securities as collateral generally have maturities of less than 31 days. Repurchase arrangements with CMBS pledged as collateral generally have longer initial maturities and may feature renewal options. Other borrowings at March 31, 2002 are secured by the Company's recent commercial loan investment. This adjustable-rate loan with a commercial bank matures in January 2005. The terms and conditions of repurchase arrangements and other borrowings are negotiated on a transaction-by-transaction basis. Repurchase arrangements, classified by type of collateral and maturities, other borrowings and related weighted average interest rates for the dates indicated, were as follows (dollars in thousands):


                                                           MARCH 31, 2002                DECEMBER 31, 2001
                                                    -----------------------------    ---------------------------
                                                     BORROWINGS         AVERAGE      BORROWINGS        AVERAGE
                                                     OUTSTANDING         RATE        OUTSTANDING         RATE
                                                    -------------     -----------    ------------     -----------
    Repurchase arrangements:
       Agency Securities (less than 31 days)           $2,691,942        1.83%         $2,999,860        1.88%
       Non-agency Securities (less than 31
         days)                                             49,518        1.96              55,602        2.05
       CMBS (less than 1 year)                            150,840        2.17             151,606        2.23
                                                       ----------                      ----------
                                                        2,892,300        1.85           3,207,068        1.90

    Other borrowings                                       30,000        4.38                  --          --
                                                       ----------                      ----------
                                                       $2,922,300        1.87          $3,207,068        1.90
                                                       ==========                      ==========

The weighted average effective interest rate on repurchase arrangements and other borrowings was 1.84% during the quarter ended March 31, 2002.

NOTE 8 -- CMO BORROWINGS

Each series of CMOs issued consists of various classes of bonds, most of which have fixed rates of interest. Interest is payable monthly or quarterly at specified rates for all classes. Typically, principal payments on each series are made to each class in the order of their stated maturities so that no payment of principal will be made on any class of bonds until all classes having an earlier stated maturity have been paid in full. The components of CMOs along with selected other information were as follows (dollars in thousands):


                                                          MARCH 31, 2002              DECEMBER 31, 2001
                                                          --------------              -----------------
         CMOs                                                 $1,881,024                   $2,228,091
         Accrued interest payable                                 10,315                       12,253
                                                           -------------                -------------
            Total obligation                                   1,891,339                    2,240,344
         Unamortized premium                                       6,776                        4,671
                                                          --------------               --------------
                                                              $1,898,115                   $2,245,015
                                                              ==========                   ==========

         Range of average interest rates                   2.26% to 9.56%               2.29% to 9.45%
         Range of stated maturities                         2008 to 2030                 2008 to 2030
         Number of series                                         18                          19

The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption, generally at the Company's option, provided that certain requirements specified in the related indenture have been met (referred to as "Clean-up Calls"); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The weighted average effective interest rate for all CMOs was 7.45% during the quarter ended March 31, 2002.

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

The fair value of Agency Securities, Non-agency Securities, CMBS and CMO investments were estimated using either (i) quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements, or (ii) offer prices for similar assets or market positions. The fair value of Pledged CMO Collateral was based on projected cash flows, after payment on the related CMOs, determined using market discount rates and prepayment assumptions. The maturity of mortgage assets is directly affected by the rate of principal payments on the underlying mortgage loans and, for Pledged CMO Collateral, Clean-up Calls of the remaining CMOs outstanding. Commercial loans and other financial instruments not held in the form of debt or equity securities are excluded from these disclosures.

The following table summarizes fair value disclosures for available-for-sale debt securities (in thousands):

                                                GROSS        GROSS
                                   COST       UNREALIZED   UNREALIZED      FAIR
                                   BASIS        GAINS        LOSSES        VALUE
                                ------------  ----------   ----------   -----------
AS OF MARCH 31, 2002
Agency Securities:
   Fixed-rate                    $    2,116   $      188   $       --   $    2,304
   Medium-term                       35,710        1,121           --       36,831
   ARMs                           2,798,103       42,142          130    2,840,115
                                 ----------   ----------   ----------   ----------
                                  2,835,929       43,451          130    2,879,250
Non-agency Securities                93,931        1,210            3       95,138
CMBS                                171,093          272           --      171,365
CMO collateral and investments       37,892        1,185           41       39,036
                                 ----------   ----------   ----------   ----------
                                 $3,138,845   $   46,118   $      174   $3,184,789
                                 ==========   ==========   ==========   ==========

AS OF DECEMBER 31, 2001
Agency Securities:
   Fixed-rate                    $    2,596   $      241   $       --   $    2,837
   Medium-term                       40,410        1,134           --       41,544
   ARMs                           3,114,405       46,680          206    3,160,879
                                 ----------   ----------   ----------   ----------
                                  3,157,411       48,055          206    3,205,260
Non-agency Securities                72,458        1,426           --       73,884
CMBS                                171,691          285           --      171,976
CMO collateral and investments       44,644        1,491           38       46,097
                                 ----------   ----------   ----------   ----------
                                 $3,446,204   $   51,257   $      244   $3,497,217
                                 ==========   ==========   ==========   ==========

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from related CMO indentures pursuant to Clean-up Calls and held as Agency or Non-agency Securities. Fair value disclosures for debt securities held-to-maturity were as follows (in thousands):

                                                            GROSS       GROSS
                                               COST      UNREALIZED   UNREALIZED     FAIR
                                               BASIS       GAINS        LOSSES       VALUE
                                            ----------   ----------   ----------   ----------
       AS OF MARCH 31, 2002
       Released CMO Collateral:
          Agency Securities                 $    2,842   $      246   $       --   $    3,088
          Non-agency Securities                    711           64           --          775
       Pledged CMO Collateral                1,873,821        1,155        8,444    1,866,532
                                            ----------   ----------   ----------   ----------
                                            $1,877,374   $    1,465   $    8,444   $1,870,395
                                            ==========   ==========   ==========   ==========

       AS OF DECEMBER 31, 2001
       Released CMO Collateral:
          Agency Securities                 $    3,144   $      285   $       --   $    3,429
          Non-agency Securities                    955           88           --        1,043
       Pledged CMO Collateral                2,216,208        1,455       10,084    2,207,579
                                            ----------   ----------   ----------   ----------
                                            $2,220,307   $    1,828   $   10,084   $2,212,051
                                            ==========   ==========   ==========   ==========

Sales of released CMO collateral occasionally occur provided the collateral has paid down to within 15% of its original issuance amounts. Dispositions of debt securities were as follows (in thousands):

                                                                              QUARTER ENDED MARCH 31
                                                                           ---------------------------
                                                                             2002               2001
                                                                           ---------           -------
           Sale of securities held available-for-sale:
              Amortized cost                                                $   --            $451,319
              Gain                                                              --               5,863

NOTE 10 -- COMPREHENSIVE INCOME

Comprehensive income is net income plus other comprehensive income (loss), which, for the periods presented, consists primarily of the change in unrealized gain (loss) on debt securities classified as available-for-sale. The quarter ended March 31, 2001 also includes the effect on other comprehensive income of adopting Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The following table provides information regarding comprehensive income (in thousands):

                                                                  QUARTER ENDED MARCH 31
                                                                   --------------------
                                                                     2002        2001
                                                                   --------    --------
Net income                                                         $ 28,375    $ 24,649
Other comprehensive income (loss):
   Unrealized gain on Derivatives held as cash flow hedges:
     Initial gain upon adoption of SFAS 133                              --       1,365
     Change in unrealized gain during period                           (130)       (372)
     Reclassification adjustment for gain included in net income         (4)        (13)
                                                                   --------    --------
                                                                       (134)        980
   Unrealized gain (loss) on debt securities:
     Change in unrealized gain (loss) during period                  (5,069)     25,752
     Reclassification adjustment for gain included in net income         --      (5,863)
                                                                   --------    --------
       Other comprehensive income (loss)                             (5,203)     20,869
                                                                   --------    --------
Comprehensive income                                               $ 23,172    $ 45,518
                                                                   ========    ========

NOTE 11 -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and weighted average interest rates (dollars in thousands):

                                                                              QUARTER ENDED MARCH 31
                                                             -----------------------------------------------------------
                                                                         2002                             2001
                                                             ---------------------------      --------------------------
                                                                                AVERAGE                         AVERAGE
                                                                               EFFECTIVE                       EFFECTIVE
                                                                AMOUNT           RATE           AMOUNT           RATE
                                                              ----------      ----------      ----------      ----------
Interest income:
   Mortgage securities and other investments                    $45,768         5.55%           $87,542         7.06%
   CMO collateral and investments                                37,434         7.27             55,785         7.30
                                                                -------                         -------
     Total interest income                                       83,202                         143,327
                                                                -------                         -------
Interest expense:
   Repurchase arrangements and other borrowings                  14,047         1.84             65,162         5.81
   CMO borrowings                                                37,986         7.45             55,615         7.33
                                                                -------                         -------
     Total interest expense                                      52,033                         120,777
                                                                -------                         -------
                                                                $31,169                         $22,550
                                                                =======                         =======

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                    RATE*      VOLUME*     TOTAL
                                                  --------    --------    --------
Interest income:
   Mortgage securities and other investments      $(16,288)   $(25,486)   $(41,774)
   CMO collateral and investments                     (281)    (18,070)    (18,351)
                                                  --------    --------    --------
     Total interest income                         (16,569)    (43,556)    (60,125)
                                                  --------    --------    --------
Interest expense:
   Repurchase arrangements and other borrowings    (34,814)    (16,301)    (51,115)
   CMO borrowings                                      896     (18,525)    (17,629)
                                                  --------    --------    --------
     Total interest expense                        (33,918)    (34,826)    (68,744)
                                                  --------    --------    --------
                                                  $ 17,349    $ (8,730)   $  8,619
                                                  ========    ========    ========

         * The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

During 1998, twenty-four purported class action lawsuits were filed against the Company and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business. In March 1999, these actions were consolidated and in July 2000, the court appointed a lead plaintiff group. An amended complaint was filed in October 2000. The amended complaint claims that as a result of alleged improper actions, the market prices of the Company's equity securities were artificially inflated during the period between April 17, 1997 and June 26, 1998. The amended complaint seeks monetary damages in an undetermined amount. In February 2001 the Company responded to this amended complaint with a motion to dismiss all allegations against the Company and the named officers. In April 2001 the plaintiffs responded to the Company's motion to dismiss and the Company filed its reply to the plaintiffs' response in May 2001. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the actions. Based on available information, management believes the resolution of these suits will not have a material adverse effect on the financial position of the Company.

NOTE 13 -- TRANSACTIONS WITH AFFILIATES

Fortress Investment Group, LLC (together with its affiliates, "Fortress") is Capstead's largest stockholder controlling over 26% of the Company's outstanding common shares. Through a management contract, Fortress provides the services of Wesley R. Edens (Fortress' chairman of the board and chief executive officer) as Capstead's chairman and chief executive and of other individuals as necessary to perform support services for Mr. Edens. Under the terms of this contract, Fortress is entitled to a $375,000 base annual fee and a cash management incentive fee. Included in Other operating expense is $93,750 of base fees paid to Fortress for services rendered during the three months ended March 31, 2002 and 2001, respectively. Fortress' incentive fees are included in Management and affiliate incentive fees which are based on the Company's expected performance against predetermined benchmarks established by members of the Board of Directors independent of Fortress.

In connection with the potential purchase of a portfolio of senior living properties from an independent third party, the Company advanced to an affiliate of Fortress (referred to as "Brookdale"), as contract purchaser, $4.0 million to be held in escrow by the third party and applied towards the purchase price. It is anticipated that Brookdale will assign its interests to the purchase contract, including the escrow, to Capstead prior to closing. The aggregate purchase price of the properties is expected to be approximately $139 million plus closing costs, including the assumption of $122 million of related mortgage and tax-exempt bond debt. The transaction is expected to close in the second calendar quarter of 2002 at which time the Company anticipates entering into a long term net lease agreement with Brookdale, under which Brookdale will be responsible for the ongoing operation of the properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Capstead Mortgage Corporation ("Capstead" or the "Company") operates as a real estate investment trust ("REIT") earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments currently include, but are not limited to, adjustable-rate single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). The Company has also made limited investments in credit-sensitive, commercial real estate-related assets that can earn attractive returns due largely to a higher risk of default and reduced liquidity compared to Agency Securities. As existing investments prepay or mature, Capstead has the opportunity to continue to reinvest a portion of its equity capital into investments that can produce attractive returns over the long term, with less sensitivity to changes in interest rates than Agency Securities. To this end, the Company continues to actively evaluate suitable real estate-related investments, which may include more credit-sensitive assets, such as the direct ownership of real estate. There can be no assurance that suitable investments at attractive pricing will be available on a timely basis to replace portfolio runoff as it occurs (see "Effects of Interest Rate Changes" and "Risks Associated with Credit-Sensitive Investments").

At March 31, 2002 book value per common share was $14.23, compared to $14.59 at December 31, 2001, (calculated excluding the $1.65 first quarter 2002 common dividend declared April 17, 2002, and assuming redemption of the Series A and B preferred shares). The decline in book value since year end reflects the impact of the decline in size of the Company's investment portfolios that consist primarily of mortgage-backed securities classified as held available-for-sale and marked-to-market through stockholders' equity. The market value of these investments can be expected to continue to decline with runoff and to fluctuate with changes in interest rates and market liquidity, and such changes will be reflected in book value per common share. Book value will also be affected by other factors, including the level of dividend distributions; however, temporary changes in market values of other real estate-related investments not held in the form of debt or equity securities generally will not affect book value.

MORTGAGE SECURITIES AND OTHER INVESTMENTS

As of March 31, 2002, mortgage securities and other investments consisted primarily of high quality single-family residential mortgage-backed securities, most of which are adjustable-rate mortgage ("ARM") Agency Securities (see "NOTE 5" to the accompanying consolidated financial statements for further discussion of how the Company classifies its mortgage securities and other investments). Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities consist of (i) private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers and (ii) other AAA-rated private mortgage securities (together, "Non-agency Securities"). Commercial mortgage-backed securitizations ("CMBS") generally have senior, mezzanine and subordinate classes of bonds with the lower classes providing credit enhancement to the more senior classes. CMBS held by the Company at March 31, 2002 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. Commercial loans held by the Company at March 31, 2002 consist of a $40 million loan to a joint venture that holds commercial real estate (see "Risks Associated With Credit-Sensitive Investments").

Mortgage securities are financed under repurchase arrangements with investment banking firms pursuant to which the portfolios are pledged as collateral. Capstead financed its commercial loan investment with a $30 million loan from a commercial bank. Should the Company acquire other investments that are not mortgage-backed securities, similar financing arrangements with other parties, such as commercial banks, may be employed (see "Liquidity and Capital Resources").

The Company's investment portfolios declined during the first quarter of 2002 to $3.2 billion from $3.5 billion at December 31, 2001, primarily as a result of portfolio runoff caused by mortgage prepayments. Although still at elevated levels, mortgage prepayment rates began to moderate during the first quarter 2002 as interest rates on a substantial portion of the mortgage loans underlying the Company's ARM securities have already reset to levels at or below most current mortgage rates, reducing or eliminating the advantage for these homeowners to refinance. Prepayments should continue to moderate as the remaining loans reset to lower levels. To the extent the proceeds of mortgage prepayments and other maturities are not reinvested or cannot be reinvested at a rate of return on invested capital at least equal to the return earned on previous investments, earnings may decline. The future size and composition of the Company's investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability of suitable investments at attractive pricing. (see "Effects of Interest Rate Changes").

The following yield and cost analysis illustrates results achieved during the first quarter 2002 for components of the Company's investment portfolios and anticipated second quarter 2002 asset yields and borrowing rates as first projected by the Company on April 17, 2002 (the date first quarter 2002 results were released and based on interest rates in effect at that date) (dollars in thousands):

                                 1ST QUARTER AVERAGE                AS OF MARCH 31, 2002
                              ---------------------------------  --------------------------
                                                                                               PROJECTED      LIFETIME
                                             ACTUAL      ACTUAL    PREMIUMS                   2ND QUARTER    PREPAYMENT
                                 BASIS      YIELD/COST   RUNOFF   (DISCOUNTS)     BASIS        YIELD/COST   ASSUMPTIONS
                              -----------   ----------  --------  -----------  -----------  ------------  ------------
                                  (a)                                               (a)          (b)           (b)
Agency securities:
  FNMA/FHLMC:
     Fixed-rate               $     5,396      9.36%       44%      $     9    $     2,116       9.50%        25%
     Medium-term                   38,147      6.10        39          (141)        35,710       6.08         30
     ARMs:
       LIBOR/CMT                1,495,419      5.55        34        22,404      1,415,017       5.16         40
       COFI                       157,215      5.85        27        (4,475)       150,006       4.95         18
  GNMA ARMs                     1,310,865      5.60        37        13,121      1,235,922       5.44         26
                              -----------                           -------    -----------
                                3,007,042      5.60        35        30,918      2,838,771       5.29         33
Non-agency securities              88,772      6.16        33           904         94,642       5.85         35
CMBS and other commercial
  loans                           198,027      4.44         2          (235)       211,131       4.91          -
                              -----------                           -------    -----------
                                3,293,841      5.55        33       $31,587      3,144,544       5.28         30
                                                                    =======
Borrowings                      3,050,883      1.84                              2,922,300       1.89
                              -----------                                      -----------
Capital employed/
  financing spread            $   242,958      3.71                            $   222,244       3.39
                              ===========                                      ===========

Return on assets (c)                           3.84                                              3.57

(a) Basis represents the Company's investment before unrealized gains and losses. Actual asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b) Projected annualized yields for the second quarter of 2002 reflect ARM coupon resets and lifetime prepayment assumptions as adjusted for expected prepayments for this quarter only, as of April 17, 2002. Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) ARM coupon resets, (iii) actual prepayments and (iv) any changes in lifetime prepayment assumptions.

(c) The Company uses its liquidity to pay down borrowings. Return on assets is calculated on an annualized basis assuming the use of this liquidity to reduce borrowing costs (see "Utilization of Capital and Potential Liquidity").

The overall yield earned on the Company's investment portfolios, which currently consist largely of ARM securities, declined 31 basis points to 5.55% during the first quarter of 2002. Yields on ARM securities fluctuate as coupon interest rates on the underlying mortgage loans reset to reflect current interest rates and are expected to continue to decline in the coming quarters. For example, if interest rates stabilize at rates in effect on April 17, 2002 (the date first quarter 2002 results were released), the average yield on the Company's current investment portfolios could decline a total of 112 basis points by the first quarter of 2003. Actual yields will depend on fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments (see "Effects of Interest Rate Changes").

After having reduced the Federal Funds Rate by a total of 475 basis points during 2001 to the lowest levels in four decades, the Federal Reserve changed its bias on monetary policy to a neutral stance at its March 19, 2002 meeting, an indication that the U.S. economy is showing signs of strength and future economic growth that may lead to higher short-term interest rates. Consequently, although the Company's average borrowing rates are currently expected to be little changed in the second quarter of 2002 from the first quarter, they may increase in the second half of the year. The Company's borrowing rates depend on actions by the Federal Reserve to change short-term interest rates, market expectations of future changes in short-term interest rates and the extent of changes in financial market liquidity (see "Effects of Interest Rate Changes").

CMO COLLATERAL AND INVESTMENTS

Since exiting the residential mortgage loan conduit business in 1995, Capstead has maintained finance subsidiaries with capacity to issue CMOs and other securitizations backed by single-family residential mortgage loans. From time to time the Company may purchase mortgage loans from originators or conduits, place these loans into private mortgage pass-through securities and issue CMOs or other securities backed by these securities. The Company may or may not retain a significant residual economic interest in these securitizations. Most of the Company's securitizations have been afforded financing accounting treatment with the related collateral recorded as pledged CMO collateral and the outstanding bonds recorded as CMO liabilities (referred to as "financed CMOs"). Other securitizations issued by the Company in 1993 and prior were treated as sales transactions (referred to as "sold CMOs"). During the first quarter of 2002, the Company did not issue any CMOs. From time to time, the Company exercises its right to redeem previously issued CMOs (referred to as "clean-up calls") and either sell or hold the released collateral for investment. During the first quarter of 2002, the Company exercised clean-up calls related to two sold CMOs acquiring $30 million of adjustable-rate securities released from the related indentures.

Credit risk associated with pledged CMO collateral is borne by AAA-rated private mortgage insurers or by subordinated bonds usually sold to investors. As of March 31, 2002, the Company had $249,000 of credit risk held in the form of subordinated bonds retained by the Company associated with $204 million of outstanding pledged CMO collateral. In connection with two 1993 sold CMOs, Capstead retained $2.8 million of reserve funds that are available to pay special hazard costs (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs associated with $81 million of loans outstanding as of March 31, 2002. Other than clean-up call rights, the Company does not hold any other interests in sold CMOs.

CMO collateral and investments, net of related bonds, was $14.7 million at March 31, 2002, down from $17.3 million at year-end 2001. Included in this net investment are $8.2 million of the remaining CMO collateral premiums and bond discounts. Similar to premiums on the Company's mortgage investments, CMO collateral premiums and bond discounts are amortized to income as CMO collateral yield or bond expense adjustments based on both actual prepayments and lifetime prepayment assumptions (see "Effects of Interest Rate Changes").

UTILIZATION OF CAPITAL AND POTENTIAL LIQUIDITY

The Company's utilization of capital and potential liquidity as of March 31, 2002 were as follows (in thousands):

                                                                   CAPITAL    POTENTIAL
                                             ASSETS    BORROWINGS  EMPLOYED   LIQUIDITY
                                           ----------  ----------  --------   ---------
                                                                                 (a)
Mortgage securities and other
   investments:
     Agency securities                     $2,882,092  $2,691,942  $190,150   $108,961
     Non-agency securities                     95,849      49,518    46,331     41,599
     CMBS and other commercial loans          211,403     180,840    30,563      1,618
                                           ----------  ----------  --------   --------
                                            3,189,344   2,922,300   267,044    152,178
CMO collateral and investments              1,912,857   1,898,115    14,742         --
                                           ----------  ----------  --------   --------
                                           $5,102,201  $4,820,415   281,786    152,178
                                           ==========  ==========
Other assets, net of other liabilities                              140,912    102,807(b)
First quarter common dividend(c)                                    (22,937)   (22,937)
                                                                   --------   --------
                                                                   $399,761   $232,048
                                                                   ========   ========

(a) Based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of December 31, 2001 (see "Liquidity and Capital Resources").

(b)  Represents cash and cash equivalents.

(c) The first quarter common dividend was declared April 17, 2002 and is payable May 20, 2002 to stockholders of record as of May 7, 2002.

The Company generally finances its mortgage securities and other investments with investment banking firms under repurchase arrangements (see "Liquidity and Capital Resources"). CMO collateral and investments are generally pledged to secure CMO bonds. Liquidity is affected by, among other things, changes in market value of assets pledged under borrowing arrangements, principal prepayments and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of financial leverage will be dependent upon many factors, including the size and composition of the Company's investment portfolios (see "Liquidity and Capital Resources" and "Effects of Interest Rate Changes").

RESULTS OF OPERATIONS

Comparative net operating results (interest income or fee revenue, net of related interest expense and, in the case of CMO administration, related direct and indirect operating expense) by source were as follows (in thousands, except per share amounts):


                                                       QUARTER ENDED MARCH 31
                                                       ----------------------
                                                        2002            2001
                                                       -------        -------
       Agency Securities                               $29,357        $19,940
       Non-agency Securities                             1,107          1,801
       CMBS and other commercial loans                   1,172            553
       CMO collateral and investments                     (635)           (72)
                                                       -------        -------
          Net margin on financial assets                31,001         22,222
       Other revenue (expense):
          Gain on sale of mortgage assets                   --          5,863
          CMO administration and other                     447            719
          Management affiliate incentive fee            (1,594)        (2,741)
          Other operating expense                       (1,479)        (1,414)
                                                       -------        -------
       Net income                                      $28,375        $24,649
                                                       =======        =======

       Net income per common share:
         Basic                                         $  1.68        $  1.49
         Diluted                                          1.43           1.39
         Operating*                                       1.65           0.97

       * Operating income per common share is calculated excluding gain (loss) on sale of mortgage assets and the dilutive effects of the Series B preferred shares. See NOTE 4 to the accompanying interim financial statements for discussion regarding the impact on the calculation of diluted net income per share of adjustments effective July 2, 2001 to preferred share conversion rates.

The earning capacity of Capstead's mortgage asset portfolios is influenced by the overall size and composition of the portfolios, the relationship between short- and long-term interest rates (the "yield curve") and the extent the Company continues to invest its liquidity in these portfolios. Net margins on financial assets and financing spreads (the difference between yields earned on investments and the rates charged on related borrowings) benefited over the last 15 months from actions taken by the Federal Reserve during 2001 to aggressively lower short-term interest rates, which resulted in lower interest rates on the Company's borrowings. During this same period, declining interest rates also led to declining yields on the Company's adjustable-rate assets and increasing mortgage prepayment rates reflecting refinancing opportunities available to many homeowners. Net margins and spreads are expected to decline in 2002 as yields on the Company's ARM securities continue resetting lower and portfolio balances continue running off because of relatively high mortgage prepayment rates. Additionally, a strengthening U.S. economy may lead to increases in short-term interest rates, which may increase borrowing rates in the second half of the year. See "Financial Condition - Mortgage Securities and Other Investments" for further discussion of the effects on ARM yields and borrowing rates of actions taken by the Federal Reserve to lower short-term interest rates and the Company's goals regarding redeploying capital made available by portfolio runoff.

Agency Securities contributed more to operating results during the first quarter of 2002 than in the same period of 2001 primarily because of lower borrowing rates, despite lower yields and a significantly lower average outstanding portfolio. Yields for this portfolio were lower averaging 5.60% during the current quarter, compared to 7.02% during the same quarter in 2001, while average borrowing rates were 1.81% compared to 5.80% in 2001. The average outstanding Agency Securities portfolio was $3.0 billion during the current quarter, compared to $4.8 billion during the same period in 2001.

Non-agency Securities contributed less to operating results during the first quarter of 2002 than in the same period of 2001 because of higher borrowing costs. Borrowing costs were higher because this portfolio was funded almost entirely with equity during the first six months of 2001. Yields for this portfolio (calculated including mortgage insurance costs) were lower averaging 6.16% during the current quarter, compared to 8.23% during the same quarter in 2001, while average borrowing rates were 1.97% compared to 6.55% in 2001. The average outstanding portfolio was $89 million during the current quarter, compared to $91 million during the same period in 2001, while average borrowings were $53 million compared to $4 million in 2001.

CMBS and other commercial loans contributed more to operating results during the first quarter of 2002 than in the same period of 2001 primarily because of portfolio additions. In December 2001 the Company acquired $101 million of adjustable-rate CMBS and early in 2002 acquired a $40 million adjustable-rate commercial loan bringing capital deployed into this portfolio to $31 million at quarter end. The average outstanding portfolio was $198 million during the current quarter, compared to $74 million during the same period in 2001 while average borrowings were $171 million compared to $62 million in 2001. The portfolio yielded 4.44% during the current quarter while borrowing rates averaged 2.40% producing a financing spread of 2.04%. This compares with yields of 8.35% and borrowing rates of 6.35% for a spread of 2.00% during the same quarter of 2001. Because this portfolio currently consists of adjustable-rate assets secured by borrowings with similar interest rate adjustment features, future changes in interest rates should have little effect on financing spreads.

CMO collateral and investments results continue to diminish as the CMO securitizations continue to runoff or are redeemed pursuant to clean-up calls (see "Financial Condition - CMO Collateral and Investments"). Without the issuance of CMOs in which the Company retains residual interests, or the acquisition of other CMO investments, this portfolio is not expected to provide a positive return on capital employed in future periods.

CMO administration revenue was lower for the current quarter primarily because a declining portfolio of CMOs for which the Company provides administrative services. As these CMOs pay down, related fee income is expected to decline. In addition, Other revenue benefited less from investing excess liquidity in short-term investments to take advantage of positive spreads between interest rates on overnight investments and short-term borrowing rates.

Management and affiliate incentive fee accruals were lower for the current quarter reflecting current year expectations for the amount the Company's performance will exceed predetermined benchmarks established by the members of the Board of Directors that are independent of Fortress.

LIQUIDITY AND CAPITAL RESOURCES

Capstead's primary sources of funds include borrowings under repurchase arrangements, monthly principal and interest payments on mortgage securities and other investments, excess cash flows on CMO collateral and investments, and proceeds from sales of mortgage assets (see "Financial Condition - Utilization of Capital and Potential Liquidity"). The Company currently believes that these funds are sufficient for the acquisition of real estate-related investments, repayments on borrowings and the payment of cash dividends as required for Capstead's continued qualification as a REIT. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

Borrowings under repurchase arrangements secured by Agency Securities and Non-agency Securities generally have maturities of less than 31 days. These borrowings totaled approximately $2.7 billion at March 31, 2002. Capstead has uncommitted repurchase facilities with investment banking firms to finance these investments, subject to certain conditions. Interest rates on these borrowings are generally based on overnight to 30-day London Interbank Offered Rate ("LIBOR") rates and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries (see "Effects of Interest Rate Changes").

Borrowings secured by purchases of adjustable-rate commercial mortgage assets more closely match the interest rate adjustment features of these investments such that the Company anticipates it can earn more consistent financing spreads and, as a result, experience less interest rate volatility than experienced with the Company's other mortgage investments. These borrowings, which generally have longer initial maturities than borrowings secured by Agency Securities and may feature renewal options, totaled approximately $150 million at March 31, 2002. Should Capstead make significant additional investments in credit-sensitive real estate-related assets, it is anticipated that it will attempt to lessen interest rate volatility in a similar fashion or through the use of derivative financial instruments ("Derivatives") such as interest rate swaps (see "Effects of Interest Rate Changes" and "Risks Associated With Credit-Sensitive Investments").

CMO borrowings totaled approximately $1.9 billion at March 31, 2002 and are secured by CMO collateral pledged to the related indentures. As such, recourse is limited to this collateral and therefore has a limited impact on Capstead's liquidity and capital resources. The maturity of each CMO series is affected by mortgage prepayments and clean-up calls.

The Company's recent $40 million commercial loan investment has been pledged to secure a $30 million loan from a commercial bank that matures in December 2004. Borrowings from sources such as commercial banks may be used to finance other real estate-related investments the Company may make in 2002. The terms and conditions of such borrowings will be negotiated on a transaction-by-transaction basis and can be expected to be similar to the terms and conditions on the Company's borrowings secured by commercial mortgage assets.

EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

The Company performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All mortgage assets and Derivatives held, if any, are included in this analysis. The sensitivity of Other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. The model incorporates management assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for purposes of amortizing purchase premiums and CMO bond discounts. These assumptions are developed through a combination of historical analysis and future expected pricing behavior.

As of March 31, 2002, Capstead had the following estimated earnings sensitivity profile (dollars in thousands):

                                         10-YEAR
                            30-DAY    U.S.
                             LIBOR  TREASURY
                             RATE     RATE               IMMEDIATE CHANGE IN:*
                            ------  --------  -------------------------------------------
30-day LIBOR rate                             Down 1.00%  Down 1.00%     Flat    Up 1.00%
10-year U.S. Treasury rate                    Down 1.00%     Flat      Up 1.00%  Up 1.00%
Projected 12-month
   earnings change:**
   March 31, 2002            1.88%    5.40%    $10,262     $14,782      $3,847   $(10,740)
   December 31, 2001         1.87     5.05      12,380      18,023       3,196    (14,771)

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

Income simulation modeling is the primary tool used to assess the direction and magnitude of changes in net margins on mortgage assets resulting from changes in interest rates. Key assumptions in the model include mortgage prepayment rates, changes in market conditions, and management's financial capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net margins or precisely predict the impact of higher or lower interest rates on net margins. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors.

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may affect the Company's earnings in various ways. Earnings currently depend, in part, on the difference between the interest received on mortgage investments, and the interest paid on related borrowings, which are generally based on 30-day LIBOR. The resulting spread may be reduced or even turn negative in a rising short-term interest rate environment. Because the mortgage investment portfolio consists primarily of ARM securities, the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on the underlying ARM loans, which reset periodically based on underlying indices (generally 1-year CMT rates). Since only a portion of the ARM loans underlying the Company's securities reset each month, and the terms of an ARM loan generally limit the amount of such increases during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans contributing to lower or even negative financing spreads. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively effect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company's borrowing rates, earnings could be adversely affected. The Company may invest in Derivatives from time to time as a hedge against rising interest rates on a portion of its short-term borrowings. At March 31, 2002 the Company did not own any Derivatives as a hedge against rising short-term interest rates.

Another effect of changes in interest rates is that as long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage investments generally increases. During periods of relatively low interest rates, prolonged periods of high prepayments can significantly reduce the expected life of mortgage investments; therefore, the actual yields realized can be lower due to faster amortization of premiums. Further, to the extent the proceeds of prepayments on mortgage investments are not reinvested or cannot be reinvested at a rate of interest at least equal to the rate previously earned on that capital, earnings may be adversely affected. There can be no assurance that suitable investments at attractive pricing will be available on a timely basis to replace runoff as it occurs or that the current composition of investments (consisting primarily of ARM Agency Securities) will be maintained.

A change in interest rates also impacts earnings recognized from CMO collateral and investments, which currently consist primarily of fixed-rate CMO residuals (see "Financial Condition"). During periods of relatively low mortgage interest rates, prepayments on the underlying mortgage loans generally will be higher, accelerating the amortization of collateral premiums and bond discounts. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, improving the overall return on an investment in a fixed-rate CMO residual because of an increase in time over which the Company receives positive net cash flows and can amortize remaining collateral premiums and bond discounts.

Capstead periodically sells mortgage assets, which may increase income volatility because of the recognition of transactional gains or losses. Such sales may become attractive as values of mortgage assets fluctuate with changes in interest rates. At other times, asset sales may become prudent to shift the Company's investment focus. During periods of rising interest rates or contracting market liquidity, mortgage asset values can decline leading to increased margin calls, reducing the Company's liquidity. A margin call means that a lender requires a borrower to pledge additional collateral to re-establish the agreed-upon ratio of the value of the collateral to the amount of the borrowing. If the Company is unable or unwilling to pledge additional collateral, lenders can liquidate the collateral under adverse market conditions, likely resulting in losses.

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

Credit-sensitive residential mortgage assets differ from commercial mortgage assets in several important ways yet can still carry substantial credit risk. Residential mortgage securities typically are secured by smaller loans to more obligors than CMBS, thus spreading the risk of mortgagor default. However, most of the mortgages supporting residential securities are made to homeowners that do not qualify for Agency loan programs for reasons including loan size, financial condition, or work or credit history that may be indicative of higher risk of default than loans qualifying for such programs. As with commercial mortgages, in instances of default the Company may incur losses if proceeds from sales of the underlying residential collateral are less than the unpaid principal balances of the residential mortgage loans and related foreclosure costs. However, with residential mortgages this risk may be mitigated by various forms of credit enhancements including, but not limited to, primary mortgage insurance.

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

The availability of capital from external sources to finance investments in credit-sensitive commercial and residential mortgage assets may be diminished during periods of mortgage finance market illiquidity. Additionally, if market conditions deteriorate resulting in substantial declines in value of these assets, sufficient capital may not be available to support the continued ownership of such investments, requiring these assets to be sold at a loss.

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


                          PART II. -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The annual meeting of stockholders was held April 17, 2002.

(b) The board members included in (c) below were elected to Capstead's Board of Directors (constituting the entire Board of Directors).

(c)  The following items were voted on at the annual meeting:

                                                                     WITHHELD/
                                                         FOR        ABSTENTIONS
                                                      ----------    -----------
     o  Election of board members:
          Wesley R. Edens                             12,304,266       131,996
          Robert I. Kauffman                          12,300,545       135,717
          Paul M. Low                                 12,274,252       162,010
          Michael G. O'Neil                           12,284,756       151,506
          Howard Rubin                                12,307,536       128,726
          Mark S. Whiting                             12,309,569       126,693

     o  Other matters (no other matters)


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


                                         CAPSTEAD MORTGAGE CORPORATION



Date: April 30, 2002                     By:  /s/ ANDREW F. JACOBS
                                            -----------------------------------
                                            Andrew F. Jacobs
                                            Executive Vice President - Finance



Date: April 30, 2002                     By:  /s/ PHILLIP A. REINSCH
                                            -----------------------------------
                                            Phillip A. Reinsch
                                            Senior Vice President - Control

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 12             - Computation of Ratio of Earnings to Combined Fixed Charges
                  and Preferred Stock Dividends.