Form 10-Q
period 2002-06-30
CAPSTEAD MORTGAGE CORP
filed 2002-08-13
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

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

Common Stock ($0.01 par value)                  13,897,508 as of August 12, 2002

================================================================================

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002


                                      INDEX

                                     PART I. -- FINANCIAL INFORMATION

                                                                                                            PAGE
                                                                                                            ----
ITEM 1.       Financial Statements

   Consolidated Balance Sheets -- June 30, 2002 and December 31, 2001.....................................    3

   Consolidated Statements of Operations -- Quarter and Six Months Ended
     June 30, 2002 and 2001...............................................................................    4

   Consolidated Statements of Cash Flows -- Six Months Ended June 30, 2002 and 2001.......................    5

   Notes to Consolidated Financial Statements.............................................................    6

ITEM 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................................   17

ITEM 3.       Qualitative and Quantitative Disclosure of Market Risk......................................   31



                                         PART II. -- OTHER INFORMATION


ITEM 6.       Exhibits and Reports on Form 8-K............................................................   31

SIGNATURES................................................................................................   31

ITEM 1. FINANCIAL STATEMENTS

                        PART I. -- FINANCIAL INFORMATION
                          CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     JUNE 30, 2002      DECEMBER 31, 2001
                                                                     -------------      -----------------
                                                                      (UNAUDITED)
ASSETS
   Mortgage securities and similar investments
     ($2.7 billion pledged under repurchase arrangements)            $   2,905,108      $       3,455,219
   CMO collateral and investments                                        1,678,612              2,262,305
                                                                     -------------      -----------------
                                                                         4,583,720              5,717,524

   Real estate held for lease, net of accumulated depreciation             143,515                     --

   Prepaids, receivables and other                                          39,363                 54,381
   Cash and cash equivalents                                               103,937                123,520
                                                                     -------------      -----------------

                                                                     $   4,870,535      $       5,895,425
                                                                     =============      =================
LIABILITIES
   Repurchase arrangements and similar borrowings                    $   2,653,031      $       3,207,068
   Collateralized mortgage obligations ("CMOs")                          1,665,577              2,245,015
   Borrowings secured by real estate                                       120,648                     --
   Incentive fee payable to management and affiliate                         3,224                  9,422
   Accounts payable and accrued expenses                                     7,597                 29,192
                                                                     -------------      -----------------
                                                                         4,450,077              5,490,697
                                                                     -------------      -----------------
STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value; 100,000 shares authorized:
     $1.60 Cumulative Preferred Stock, Series A,
       273 and 273 shares issued and outstanding at
       June 30, 2002 and December 31, 2001, respectively
       ($4,472 aggregate liquidation preference)                             3,814                  3,821
     $1.26 Cumulative Convertible Preferred Stock, Series B,
       15,842 and 15,842 shares issued and outstanding at
       June 30, 2002 and December 31, 2001, respectively
       ($180,283 aggregate liquidation preference)                         176,961                176,961
   Common stock - $0.01 par value; 100,000 shares authorized;
     13,898 and 13,862 shares issued and outstanding at
     June 30, 2002 and December 31, 2001, respectively                         139                    139
   Paid-in capital                                                         559,839                559,571
   Accumulated deficit                                                    (367,932)              (387,718)
   Accumulated other comprehensive income                                   47,637                 51,954
                                                                     -------------      -----------------
                                                                           420,458                404,728
                                                                     -------------      -----------------

                                                                     $   4,870,535      $       5,895,425
                                                                     =============      =================



See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          QUARTER ENDED                  SIX MONTHS ENDED
                                                             JUNE 30                         JUNE 30
                                                    --------------------------      --------------------------
                                                       2002            2001            2002            2001
                                                    ----------      ----------      ----------      ----------
INTEREST INCOME:
 Mortgage securities and similar investments        $   40,067      $   74,055      $   85,835      $  161,597
 CMO collateral and investments                         30,696          52,410          68,130         108,195
                                                    ----------      ----------      ----------      ----------
     Total interest income                              70,763         126,465         153,965         269,792
                                                    ----------      ----------      ----------      ----------

INTEREST AND RELATED EXPENSE:
 Repurchase arrangements and similar borrowings         12,965          45,670          27,011         110,831
 CMO borrowings                                         30,979          52,358          68,965         107,973
 Mortgage insurance and other                              155             259             324             588
                                                    ----------      ----------      ----------      ----------
     Total interest and related expense                 44,099          98,287          96,300         219,392
                                                    ----------      ----------      ----------      ----------
        Net margin on financial assets                  26,664          28,178          57,665          50,400
                                                    ----------      ----------      ----------      ----------


REAL ESTATE LEASE INCOME                                 2,187              --           2,187              --
                                                    ----------      ----------      ----------      ----------

REAL ESTATE-RELATED EXPENSE:
 Interest                                                1,296              --           1,296              --
 Depreciation                                              642              --             642              --
                                                    ----------      ----------      ----------      ----------
   Total real estate-related expense                     1,938              --           1,938              --
                                                    ----------      ----------      ----------      ----------
     Net margin on real estate held for lease              249              --             249              --
                                                    ----------      ----------      ----------      ----------

OTHER REVENUE (EXPENSE):
 Gain on asset sales                                        --             986              --           6,849
 CMO administration and other                              753           1,612           1,200           2,331
 Management and affiliate incentive fee                 (1,630)         (1,630)         (3,224)         (4,371)
 Other operating expense                                (1,450)         (1,377)         (2,929)         (2,792)
                                                    ----------      ----------      ----------      ----------
     Total other revenue (expense)                      (2,327)           (409)         (4,953)          2,017
                                                    ----------      ----------      ----------      ----------

NET INCOME                                          $   24,586      $   27,769      $   52,961      $   52,417
                                                    ==========      ==========      ==========      ==========

Net income                                          $   24,586      $   27,769      $   52,961      $   52,417
Less cash dividends paid on preferred stock             (5,099)         (4,387)        (10,199)        (10,280)
                                                    ----------      ----------      ----------      ----------
Net income available to common stockholders         $   19,487      $   23,382      $   42,762      $   42,137
                                                    ==========      ==========      ==========      ==========
NET INCOME PER COMMON SHARE:
 Basic                                              $     1.41      $     1.77      $     3.09      $     3.27
 Diluted                                                  1.24            1.63            2.67            3.01

CASH DIVIDENDS DECLARED PER SHARE:
 Common                                             $    1.430      $    1.560      $    3.080      $    2.540
 Series A Preferred                                      0.400           0.400           0.800           0.800
 Series B Preferred                                      0.315           0.315           0.630           0.630



See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                        SIX MONTHS ENDED
                                                                             JUNE 30
                                                                  ------------------------------
                                                                      2002              2001
                                                                  ------------      ------------
OPERATING ACTIVITIES:
   Net income                                                     $     52,961      $     52,417
   Noncash items:
     Amortization of discount and premium                               11,614            16,296
     Depreciation and other amortization                                 1,447               553
   Gain on asset sales                                                      --            (6,849)
   Net change in prepaids, receivables, other assets,
     accounts payable and accrued expenses                             (14,200)          (14,208)
                                                                  ------------      ------------
       Net cash provided by operating activities                        51,822            48,209
                                                                  ------------      ------------

INVESTING ACTIVITIES:
   Purchases of mortgage securities and similar investments            (89,226)         (110,480)
   Purchase of real estate                                             (23,320)               --
   Principal collections on mortgage securities
     and similar investments                                           629,424           876,805
   Proceeds from asset sales                                                --           540,862
   CMO collateral:
     Principal collections                                             578,226           293,134
     Decrease in accrued interest receivable                             3,517             2,228
     Increase in short-term investments                                     (2)             (337)
                                                                  ------------      ------------
       Net cash provided by investing activities                     1,098,619         1,602,212
                                                                  ------------      ------------

FINANCING ACTIVITIES:
   Decrease in repurchase arrangements and similar borrowings         (554,037)         (965,908)
   Decrease in borrowings secured by real estate                          (189)               --
   CMO borrowings:
     Principal payments on securities                                 (579,620)         (356,325)
     Decrease in accrued interest payable                               (3,239)           (2,443)
   Capital stock transactions                                              191          (207,945)
   Dividends paid                                                      (33,130)          (23,742)
                                                                  ------------      ------------
       Net cash used in financing activities                        (1,170,024)       (1,556,363)
                                                                  ------------      ------------
Net change in cash and cash equivalents                                (19,583)           94,058
Cash and cash equivalents at beginning of period                       123,520            21,761
                                                                  ------------      ------------
Cash and cash equivalents at end of period                        $    103,937      $    115,819
                                                                  ============      ============



See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTE 1 -- BUSINESS

Capstead Mortgage Corporation operates as a real estate investment trust ("REIT") earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments currently include, but are not limited to, adjustable-rate single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). Capstead has also made limited investments in credit-sensitive commercial real estate-related assets, including the direct ownership of real estate (see NOTE 7), intended to produce attractive returns due largely to a higher risk of default and reduced liquidity compared to Agency Securities. The Company continues to evaluate suitable real estate-related investments, which may include more credit-sensitive assets. Management believes that such investments, when combined with the prudent use of leverage, can provide attractive returns over the long term with less sensitivity to changes in interest rates.

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

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Relative to directly owning real estate for the first time (see NOTE 7), the Company has adopted the following accounting policies:

Real Estate Useful Lives -- Land, buildings, equipment and fixtures are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful lives of the buildings, equipment and fixtures, as follows:

                  Buildings                          40 years
                  Equipment and fixtures              5 years

Impairment of Real Estate Values -- Should a significant adverse event or change in circumstances occur, management will assess if the values of the Company's real estate properties have become impaired. A property is considered impaired only if estimated operating cash flows (undiscounted and without interest charges) of a property over its remaining useful life is less than its net carrying value. If impaired, the difference between a property's net carrying value and its fair value would be included in Other revenue (expense) as an impairment charge.

Revenue Recognition -- Base rents are recognized on a straight-line basis over the term of the related leases. Base rent escalations, when present, are recognized when earned if dependent upon unknown factors such as increases in the CPI.

NOTE 3 -- SECOND QUARTER COMMON DIVIDEND

On July 18, 2002 the Board of Directors declared a second quarter dividend of $1.43 per common share, payable August 20, 2002 to stockholders of record as of August 9, 2002.

NOTE 4 -- NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income after deducting preferred share dividends by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income, after deducting preferred share dividends for antidilutive convertible preferred shares, by the weighted average number of common shares and common share equivalents outstanding, giving effect to dilutive stock options and dilutive convertible preferred shares. The components of the computation of basic and diluted net income per share were as follows (in thousands, except per share data):

                                                           QUARTER ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                                         --------------------------      --------------------------
                                                            2002            2001            2002            2001
                                                         ----------      ----------      ----------      ----------
NUMERATOR FOR BASIC NET INCOME PER COMMON SHARE:
   Net income                                            $   24,586      $   27,769      $   52,961      $   52,417
   Less all preferred share dividends                        (5,099)         (4,387)        (10,199)        (10,280)
                                                         ----------      ----------      ----------      ----------
   Net income available to common stockholders           $   19,487      $   23,382      $   42,762      $   42,137
                                                         ==========      ==========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   13,856          13,213          13,840          12,887

BASIC NET INCOME PER COMMON SHARE                        $     1.41      $     1.77      $     3.09      $     3.27

NUMERATOR FOR DILUTED NET INCOME PER COMMON SHARE:
   Net income                                            $   24,586      $   27,769      $   52,961      $   52,417
   Less cash dividends paid on antidilutive
     convertible preferred shares (Series B shares)              --          (4,990)             --          (9,981)
                                                         ----------      ----------      ----------      ----------
                                                         $   24,586      $   22,779      $   52,961      $   42,436
                                                         ==========      ==========      ==========      ==========
DENOMINATOR FOR DILUTED NET INCOME PER COMMON SHARE:
   Weighted average common shares outstanding                13,856          13,213          13,840          12,887
   Net effect of dilutive stock options                          56              75              65              79
   Net effect of dilutive preferred shares                    5,901             689           5,901           1,118
                                                         ----------      ----------      ----------      ----------
                                                             19,813          13,977          19,806          14,084
                                                         ==========      ==========      ==========      ==========
DILUTED NET INCOME PER COMMON SHARE                      $     1.24      $     1.63      $     2.67      $     3.01

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

NOTE 5 -- MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

Mortgage securities and similar investments and the related average effective interest rates were as follows (dollars in thousands):

                                                                                                                    AVERAGE
                               PRINCIPAL         PREMIUMS                           CARRYING        AVERAGE        EFFECTIVE
                                BALANCE         (DISCOUNT)          BASIS            AMOUNT          COUPON           RATE
                              ------------     ------------      ------------     ------------     ----------      ----------
                                                                                      (a)             (b)              (b)
JUNE 30, 2002
Agency Securities:
   FNMA/FHLMC:
     Fixed-rate               $      4,327     $         25      $      4,352     $      4,530          10.00%           9.40%
     Medium-term                    19,875             (253)           19,622           20,495           6.03            6.04
     LIBOR/CMT ARMs              1,290,736           20,225         1,310,961        1,335,024           5.96            5.23
     COFI ARMs                     142,715           (4,133)          138,582          144,142           4.19            5.18
   GNMA ARMs                     1,088,170           11,887         1,100,057        1,113,733           6.03            5.41
                              ------------     ------------      ------------     ------------
                                 2,545,823           27,751         2,573,574        2,617,924           5.90            5.32
Non-agency securities(c)            84,818              838            85,656           86,824           5.81            5.68
CMBS(c)                            160,548             (551)          159,997          160,422           3.76            4.14
Commercial loans(c)                 39,900               38            39,938           39,938           8.50            8.46
                              ------------     ------------      ------------     ------------
                              $  2,831,089     $     28,076      $  2,859,165     $  2,905,108           5.81            5.31
                              ============     ============      ============     ============
DECEMBER 31, 2001
Agency Securities:
   FNMA/FHLMC:
     Fixed-rate               $      5,706     $         34      $      5,740     $      5,981          10.00%           9.29%
     Medium-term                    40,559             (149)           40,410           41,544           6.19            6.44
     LIBOR/CMT ARMs              1,543,867           25,286         1,569,153        1,593,115           6.88            6.59
     COFI ARMs                     167,080           (4,839)          162,241          168,856           5.31            6.45
   GNMA ARMs                     1,368,551           14,460         1,383,011        1,398,908           6.37            6.40
                              ------------     ------------      ------------     ------------
                                 3,125,763           34,792         3,160,555        3,208,404           6.57            6.49
Non-agency securities(c)            73,040              373            73,413           74,839           6.94            7.58
CMBS(c)                            172,071             (380)          171,691          171,976           3.69            6.46
                              ------------     ------------      ------------     ------------
                              $  3,370,874     $     34,785      $  3,405,659     $  3,455,219           6.43            6.52
                              ============     ============      ============     ============

(a) Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 9).

(b) Average Coupon is presented as of the indicated balance sheet date. Average Effective Rate is presented for the quarter then ended, calculated including mortgage insurance costs on non-agency securities and excluding unrealized gains and losses.

(c) As of the indicated dates, these portfolios consisted nearly exclusively of adjustable-rate investments.

The Company classifies its Agency Securities and non-agency securities by interest rate characteristics of the underlying single-family residential mortgage loans. Commercial mortgage-backed securities ("CMBS") and commercial loans are classified in a similar fashion. Fixed-rate mortgage securities have fixed rates of interest for their entire terms. Medium-term mortgage securities either (i) have an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over the 1-year Constant Maturity U.S. Treasury Note Rate ("1-year CMT"), (ii) have initial interest rates that adjust one time, approximately 3 or 5 years after origination, based on a specified margin over Fannie Mae yields for 30-year, fixed-rate commitments at the time of adjustment, or (iii) are fixed-rate mortgage securities that have initial expected weighted average lives of 5 years or less. Adjustable-rate mortgage ("ARM") securities either (i) adjust annually based on a specified margin over 1-year CMT, (ii) adjust semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"),

(iii) adjust monthly based on a specific margin over an index such as LIBOR or the Cost of Funds Index as published by the Eleventh District Federal Reserve Bank ("COFI"), or (iv) were previously classified as medium-term and have begun adjusting annually based on a specified margin over 1-year CMT. CMBS and commercial loans held as of June 30, 2002 adjust monthly based on a specified margin over 30-day LIBOR.

Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities consist of private mortgage pass-through securities backed primarily by single-family non-conforming residential mortgage loans whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers ("Non-agency Securities"). Commercial mortgage securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower bond classes providing credit enhancement to the more senior classes. CMBS held by the Company at June 30, 2002 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. Commercial loans held by the Company as of June 30, 2002 consist of a loan to a joint venture that holds commercial real estate. The maturity of mortgage-backed securities is directly affected by the rate of principal prepayments on the underlying loans.

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


                                  JUNE 30, 2002     DECEMBER 31, 2001
                                  -------------     -----------------
Pledged CMO Collateral:
  Pledged mortgage securities     $   1,652,559     $       2,231,324
  Short-term investments                     31                    30
  Accrued interest receivable             9,812                13,329
                                  -------------     -----------------
                                      1,662,402             2,244,683
  Unamortized premium                    13,397                14,860
                                  -------------     -----------------
                                      1,675,799             2,259,543
CMO investments                           2,813                 2,762
                                  -------------     -----------------
                                  $   1,678,612     $       2,262,305
                                  =============     =================

Pledged mortgage securities are primarily private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. The Company has retained $190,000 of credit risk held in the form of subordinated bonds associated with $184 million of Pledged CMO Collateral outstanding at June 30, 2002. CMO investments currently consist of reserve funds retained by the Company in connection with two 1993 mortgage loan sales. These reserve funds are available to pay special hazard (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs associated with $69 million of loans outstanding as of June 30, 2002 from the related securitizations. The weighted average effective interest rate for total Pledged CMO Collateral was 6.91% during the quarter ended June 30, 2002.

NOTE 7 -- REAL ESTATE HELD FOR LEASE

On May 1, 2002 Capstead acquired six independent senior living facilities wherein the operator of the facility provides the tenants little, if any, medical care and one skilled nursing facility (the "Properties"). The aggregate purchase price of the Properties was $144.1 million including approximately $3.4 million in closing costs and the assumption by Capstead of $120.8 million of related mortgage and tax-exempt bond debt resulting in an initial equity investment of $23.3 million. The Properties were acquired pursuant to purchase agreements initially negotiated and executed by subsidiaries of Brookdale Living Communities, Inc. (collectively with its subsidiaries, "Brookdale") with an affiliate of Apartment Investment Management Company ("AIMCO") and subsequently assigned to Capstead. The Company has entered into a long-term 'net-lease' arrangement with Brookdale, under which Brookdale is responsible for the ongoing operation and management of the Properties. Brookdale, an owner, operator, developer and manager of senior living facilities, is a majority-owned affiliate of Fortress Investment Group, LLC (together with its affiliates, "Fortress"). Fortress is Capstead's largest stockholder and Wesley R. Edens, Capstead's Chairman of the Board and Chief Executive Officer, also serves as Fortress' chairman and chief executive.

The lease agreements negotiated with Brookdale consist of a master lease covering all of the Properties and individual property-level leases (referred to collectively as the "Lease"). The Lease has an initial term of 20 years and provides for two 10-year renewal periods. Beginning at the end of five years, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value or Capstead's original cost, after certain adjustments. Under the terms of the Lease, Brookdale is responsible for paying all expenses associated with the operation of the Properties, including real estate taxes, other governmental charges, insurance, utilities and maintenance, and, after an initial three-month rent concession period, an amount representing an attractive cash return on Capstead's equity in the Properties after payment of monthly debt service and subject to annual increases based upon increases (capped at 3%) in the Consumer Price Index. The Lease qualifies as an operating lease for financial reporting purposes with future minimum rentals expected to exceed $10 million per year. The following table summarizes carrying amounts of the Properties as of June 30, 2002 (in thousands):

Land                         $  16,750
Buildings                      123,607
Equipment and fixtures           3,800
                             ---------
                               144,157
Accumulated depreciation          (642)
                             ---------
                             $ 143,515
                             =========

Concurrent with executing the purchase agreements for the Properties, Brookdale also entered into an agreement with AIMCO to acquire from AIMCO $71.4 million face amount of tax-exempt bonds secured by four of the Properties (the "Bonds") for a purchase price of $60.7 million. With Capstead's May 1, 2002 acquisition of the Properties and assumption of the Bonds and all other related debt, Brookdale agreed to release AIMCO from its obligation to deliver the Bonds pursuant to the bond purchase agreement in exchange for which AIMCO paid Brookdale $4.6 million and Brookdale simultaneously entered into a two-year total return swap agreement with respect to the Bonds with a notional swap strike price of $65.4 million. Brookdale posted a $17 million bank letter of credit for the benefit of the swap counterparty to secure its obligations thereunder. The swap counterparty is a financial institution affiliated with a tax-exempt bond fund that holds the Bonds. Upon termination of the swap, Brookdale is obligated to pay the swap counterparty $65.4 million and will receive an amount equal to the proceeds from either a sale or refinancing of the bonds, as the case may be.

The Lease contemplates Capstead causing the refinancing of the Bonds through the issuance of new credit-enhanced adjustable-rate tax-exempt bonds to unaffiliated investors. Capstead has agreed to provide credit enhancement on up to $12.0 million of the new bonds by arranging for a letter of credit from a rated lending institution. Brookdale will compensate Capstead for arranging the letter of credit by paying additional base rent. The refinancing is expected to enhance the value of the Properties by significantly lowering interest costs and should be completed by year-end. In connection with its assumption of the Bonds, Capstead deposited $8.4 million in mortgage securities with the bond trustee (which securities will be returned to Capstead on the refinancing date).

NOTE 8 -- REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS

Repurchase arrangements and similar borrowings, classified by type of collateral, maturities and related weighted average interest rates for the dates indicated, were as follows (dollars in thousands):

                                                  JUNE 30, 2002                DECEMBER 31, 2001
                                             -------------------------      -------------------------
                                              BORROWINGS      AVERAGE        BORROWINGS       AVERAGE
                                             OUTSTANDING        RATE        OUTSTANDING        RATE
                                             ------------     --------      ------------     --------
Repurchase arrangements:
   Agency Securities (less than 31 days)     $  2,438,735         1.81%     $  2,999,860         1.88%
   Non-agency Securities
     (less than 31 days)                           43,784         1.90            55,602         2.05
   CMBS (less than 1 year)                        140,597         2.13           151,606         2.23
                                             ------------                   ------------
                                                2,623,116         1.83         3,207,068         1.90

Commercial bank borrowings                         29,915         4.34                --           --
                                             ------------                   ------------
                                             $  2,653,031         1.85      $  3,207,068         1.90
                                             ============                   ============

Borrowings made under uncommitted repurchase arrangements with investment banking firms pursuant to which the Company pledges Agency and Non-agency Securities as collateral generally have maturities of less than 31 days. Repurchase arrangements with CMBS pledged as collateral generally have longer initial maturities and may feature renewal options. Commercial bank borrowings at June 30, 2002 consist of an adjustable-rate loan that matures in 2005 secured by a commercial loan investment. The terms and conditions of repurchase arrangements and similar borrowings are negotiated on a transaction-by-transaction basis. The weighted average effective interest rate on repurchase arrangements and similar borrowings was 1.85% during the quarter ended June 30, 2002.

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

                                      JUNE 30, 2002       DECEMBER 31, 2001
                                    -----------------     -----------------
CMOs                                $       1,649,828     $       2,228,091
Accrued interest payable                        9,014                12,253
                                    -----------------     -----------------
   Total obligation                         1,658,842             2,240,344
Unamortized premium                             6,735                 4,671
                                    -----------------     -----------------
                                    $       1,665,577     $       2,245,015
                                    =================     =================

Range of average interest rates      2.20% to 9.95%        2.29% to 9.45%
Range of stated maturities            2008 to 2030          2008 to 2030
Number of series                           18                    19

The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption, generally at the Company's option, provided that certain requirements specified in the related indenture have been met (referred to as "Clean-up Calls"); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The weighted average effective interest rate for all CMOs was 7.01% during the quarter ended June 30, 2002.

NOTE 10 -- BORROWINGS SECURED BY REAL ESTATE

The components of borrowings secured by real estate and related weighted average interest rates, were as follows (dollars in thousands):

                              JUNE 30, 2002
                        -------------------------
                         BORROWINGS      AVERAGE
                        OUTSTANDING        RATE
                        ------------     --------
Mortgage borrowings     $     19,643         7.92%
Tax-exempt bonds             101,005         6.66
                        ------------
                        $    120,648         6.86
                        ============

Mortgage borrowings consist of a fixed-rate mortgage secured by one senior living facility that matures in 2009. The tax-exempt bonds are secured by mortgages on five senior living facilities that mature in 2026. These bonds are expected to be refinanced prior to year-end (see NOTE 7).

NOTE 11 -- DISCLOSURES REGARDING FAIR VALUES OF DEBT SECURITIES

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

The fair value of Agency Securities, Non-agency Securities, CMBS and CMO investments were estimated using either (i) quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements, or (ii) offer prices for similar assets or market positions. The fair value of Pledged CMO Collateral was based on projected cash flows, after payment on the related CMOs, determined using market discount rates and prepayment assumptions. The maturity of mortgage assets is directly affected by the rate of principal payments on the underlying mortgage loans and, for Pledged CMO Collateral, Clean-up Calls of the remaining CMOs outstanding. Commercial loans and other financial assets not held in the form of debt or equity securities are excluded from these disclosures.

The following tables summarize fair value disclosures for available-for-sale debt securities (in thousands):

                                                    GROSS          GROSS
                                      COST        UNREALIZED     UNREALIZED        FAIR
                                      BASIS         GAINS          LOSSES         VALUE
                                   ----------     ----------     ----------     ----------
AS OF JUNE 30, 2002
Agency Securities:
   Fixed-rate                      $    1,916     $      178     $       --     $    2,094
   Medium-term                         19,622            873             --         20,495
   ARMs                             2,549,600         43,345             46      2,592,899
                                   ----------     ----------     ----------     ----------
                                    2,571,138         44,396             46      2,615,488
Non-agency Securities                  85,125          1,170              2         86,293
CMBS                                  159,997            425             --        160,422
CMO collateral and investments         33,128            973             37         34,064
                                   ----------     ----------     ----------     ----------
                                   $2,849,388     $   46,964     $       85     $2,896,267
                                   ==========     ==========     ==========     ==========

AS OF DECEMBER 31, 2001
Agency Securities:
   Fixed-rate                      $    2,596     $      241     $       --     $    2,837
   Medium-term                         40,410          1,134             --         41,544
   ARMs                             3,114,405         46,680            206      3,160,879
                                   ----------     ----------     ----------     ----------
                                    3,157,411         48,055            206      3,205,260
Non-agency Securities                  72,458          1,426             --         73,884
CMBS                                  171,691            285             --        171,976
CMO collateral and investments         44,644          1,491             38         46,097
                                   ----------     ----------     ----------     ----------
                                   $3,446,204     $   51,257     $      244     $3,497,217
                                   ==========     ==========     ==========     ==========

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Agency Securities and Non-agency Securities. Fair value disclosures for debt securities held-to-maturity were as follows (in thousands):

                                                                      GROSS          GROSS
                                                        COST        UNREALIZED     UNREALIZED        FAIR
                                                        BASIS         GAINS          LOSSES         VALUE
                                                     ----------     ----------     ----------     ----------
AS OF JUNE 30, 2002
Released CMO Collateral:
  Agency Securities                                  $    2,436     $      221     $       --     $    2,657
  Non-agency Securities                                     531             52             --            583
Pledged CMO Collateral                                1,644,548            953          7,241      1,638,260
                                                     ----------     ----------     ----------     ----------
                                                     $1,647,515     $    1,226     $    7,241     $1,641,500
                                                     ==========     ==========     ==========     ==========

AS OF DECEMBER 31, 2001
Released CMO Collateral:
  Agency Securities                                  $    3,144     $      285     $       --     $    3,429
  Non-agency Securities                                     955             88             --          1,043
Pledged CMO Collateral                                2,216,208          1,455         10,084      2,207,579
                                                     ----------     ----------     ----------     ----------
                                                     $2,220,307     $    1,828     $   10,084     $2,212,051
                                                     ==========     ==========     ==========     ==========

Sales of released CMO collateral classified as held-to-maturity occasionally occur provided the collateral has paid down to within 15% of its original issuance amounts. Dispositions of debt securities were as follows (in thousands):


                                                        QUARTER ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                                      -------------------------     -------------------------
                                                         2002           2001           2002           2001
                                                      ----------     ----------     ----------     ----------
Sale of securities held available-for-sale:
   Amortized cost                                     $       --     $       --     $       --     $  451,319
   Gain                                                       --             --             --          5,863
Sale of released CMO collateral held-to-maturity:
   Amortized cost                                             --         82,958             --         82,958
   Gain                                                       --            986             --            986

NOTE 12 -- COMPREHENSIVE INCOME

Comprehensive income is net income plus other comprehensive income (loss), which, for the periods presented, consists primarily of the change in unrealized gain on debt securities classified as available-for-sale. The 2001 periods also include the effect on other comprehensive income (loss) of adopting Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The following table provides information regarding comprehensive income (in thousands):

                                                                    QUARTER ENDED              SIX MONTHS ENDED
                                                                       JUNE 30                     JUNE 30
                                                                ----------------------      ----------------------
                                                                  2002          2001          2002          2001
                                                                --------      --------      --------      --------
Net income                                                      $ 24,586      $ 27,769      $ 52,961      $ 52,417
Other comprehensive income (loss):
   Unrealized gain on Derivatives held as cash flow hedges:
     Initial gain upon adoption of SFAS 133                           --            --            --         1,365
     Change in unrealized gain during period                          46            54           (58)         (318)
     Reclassification adjustment for amounts
       included in net income                                        (95)          (11)         (125)          (24)
                                                                --------      --------      --------      --------
                                                                     (49)           43          (183)        1,023
   Unrealized gain on debt securities:
     Change in unrealized gain during period                         935         4,832        (4,134)       30,584
     Reclassification adjustment for gain
       included in net income                                         --            --            --        (5,863)
                                                                --------      --------      --------      --------
         Other comprehensive income (loss)                           886         4,875        (4,317)       25,744
                                                                --------      --------      --------      --------
Comprehensive income                                            $ 25,472      $ 32,644      $ 48,644      $ 78,161
                                                                ========      ========      ========      ========

NOTE 13 -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and weighted average interest rates pertaining to the Company's investments in financial assets (excludes investments in real estate and related borrowings) (dollars in thousands):

                                                               QUARTER ENDED JUNE 30
                                                   ------------------------------------------------
                                                           2002                       2001
                                                   ---------------------      ---------------------
                                                    AMOUNT      AVERAGE        AMOUNT      AVERAGE
                                                   --------     --------      --------     --------
Interest income:
   Mortgage securities and similar investments     $ 40,067         5.31%     $ 74,055         6.68%
   CMO collateral and investments                    30,696         6.90        52,410         7.27
                                                   --------                   --------
     Total interest income                           70,763                    126,465
                                                   --------                   --------
Interest expense:
   Repurchase arrangements and similar
     borrowings                                      12,965         1.85        45,670         4.43
   CMO borrowings                                    30,979         7.01        52,358         7.31
                                                   --------                   --------
     Total interest expense                          43,944                    98,028
                                                   --------                   --------
                                                   $ 26,819                   $ 28,437
                                                   ========                   ========

                                                                SIX MONTHS ENDED JUNE 30
                                                   --------------------------------------------------
                                                            2002                       2001
                                                   ----------------------      ----------------------
                                                    AMOUNT       AVERAGE        AMOUNT       AVERAGE
                                                   --------     ---------      --------     ---------
Interest income:
   Mortgage securities and similar investments     $ 85,835          5.44%     $161,597          6.89%
   CMO collateral and investments                    68,130          7.09       108,195          7.30
                                                   --------                    --------
     Total interest income                          153,965                     269,792
                                                   --------                    --------
Interest expense:
   Repurchase arrangements and similar
     borrowings                                      27,011          1.85       110,831          5.15
   CMOs borrowings                                   68,965          7.22       107,973          7.33
                                                   --------                    --------
     Total interest expense                          95,976                     218,804
                                                   --------                    --------
                                                   $ 57,989                    $ 50,988
                                                   ========                    ========

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                       QUARTER ENDED JUNE 30, 2002
                                                   ------------------------------------
                                                    RATE*        VOLUME*        TOTAL
                                                   --------      --------      --------
Interest income:
   Mortgage securities and similar investments     $(13,157)     $(20,831)     $(33,988)
   CMO collateral and investments                    (2,516)      (19,198)      (21,714)
                                                   --------      --------      --------
     Total interest income                          (15,673)      (40,029)      (55,702)
                                                   --------                    --------
Interest expense:
   Repurchase arrangements and similar
     borrowings                                     (21,097)      (11,608)      (32,705)
   CMO borrowings                                    (2,043)      (19,336)      (21,379)
                                                   --------      --------      --------
     Total interest expense                         (23,140)      (30,944)      (54,084)
                                                   --------      --------      --------
                                                   $  7,467      $ (9,085)     $ (1,618)
                                                   ========      ========      ========

                                                       SIX MONTHS ENDED JUNE 30, 2002
                                                   ---------------------------------------
                                                     RATE*         VOLUME*         TOTAL
                                                   ---------      ---------      ---------
Interest income:
   Mortgage securities and similar investments     $ (29,451)     $ (46,311)     $ (75,762)
   CMO collateral and investments                     (3,018)       (37,047)       (40,065)
                                                   ---------      ---------      ---------
     Total interest income                           (32,469)       (83,358)      (115,827)
                                                   ---------      ---------      ---------
Interest expense:
   Repurchase arrangements and similar
     borrowings                                      (55,920)       (27,900)       (83,820)
   CMO borrowings                                     (1,583)       (37,425)       (39,008)
                                                   ---------      ---------      ---------
     Total interest expense                          (57,503)       (65,325)      (122,828)
                                                   ---------      ---------      ---------
                                                   $  25,034      $ (18,033)     $   7,001
                                                   =========      =========      =========

         * The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

During 1998, twenty-four purported class action lawsuits were filed against Capstead and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business. In March 1999, these actions were consolidated and in July 2000, the court appointed a lead plaintiff group. An amended complaint was filed in October 2000. The amended complaint claims that as a result of alleged improper actions, the market prices of the Company's equity securities were artificially inflated during the period between April 17, 1997 and June 26, 1998. The amended complaint seeks monetary damages in an undetermined amount. In February 2001, the Company responded to this amended complaint with a motion to dismiss all allegations against the Company and the named officers. In April 2001, the plaintiffs responded to the Company's motion to dismiss and the Company filed its reply to the plaintiffs' response in May 2001. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the actions. Based on available information, management believes the resolution of these suits will not have a material adverse effect on the financial position of the Company.

NOTE 15 -- TRANSACTIONS WITH AFFILIATES

Fortress is Capstead's largest stockholder controlling over 26% of the Company's outstanding common shares. Through a management contract, Fortress provides the services of Mr. Edens as Capstead's chairman and chief executive and of other individuals as necessary to perform support services for Mr. Edens. Under the terms of this contract, Fortress is entitled to a $375,000 base annual fee and a cash management incentive fee. Included in Other operating expense is $187,500 of base fees paid to Fortress for services rendered during the six months ended June 30, 2002 and 2001, respectively. Fortress' incentive fees are included in Management and affiliate incentive fee, which are based on the Company's expected performance against predetermined benchmarks established by members of the Board of Directors independent of Fortress.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Capstead Mortgage Corporation ("Capstead" or the "Company") operates as a real estate investment trust ("REIT") earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments currently include, but are not limited to, adjustable-rate single-family residential mortgage-backed securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). The Company has also made limited investments in credit-sensitive commercial real estate-related assets, including the direct ownership of real estate, intended to produce attractive returns due largely to a higher risk of default and reduced liquidity compared to Agency Securities. As existing investments prepay or mature, Capstead has the opportunity to continue to reinvest a portion of its equity capital into investments that can produce attractive returns over the long term, with less sensitivity to changes in interest rates than Agency Securities. To this end, the Company continues to actively evaluate suitable real estate-related investments, which may include more credit-sensitive assets. There can be no assurance that suitable investments at attractive pricing will be available on a timely basis to replace portfolio runoff as it occurs (see "Effects of Interest Rate Changes", "Risks Associated with Credit-Sensitive Investments" and "Risks Associated with Owning Real Estate").

MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

As of June 30, 2002, mortgage securities and similar investments consisted primarily of adjustable-rate mortgage ("ARM") Agency Securities (see "NOTE 5" to the accompanying consolidated financial statements for discussion of how the Company classifies its mortgage securities and other investments). Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers. Commercial mortgage-backed securitizations ("CMBS") generally have senior, mezzanine and subordinate classes of bonds with the lower classes providing credit enhancement to the more senior classes. CMBS held by the Company at June 30, 2002 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. Commercial loans held by the Company at June 30, 2002 consist of a $39.9 million loan to a joint venture that holds commercial real estate (see "Risks Associated With Credit-Sensitive Investments").

Mortgage securities are financed under repurchase arrangements with investment banking firms pursuant to which the portfolios are pledged as collateral. Capstead financed its commercial loan investment with a $29.9 million loan from a commercial bank. Should the Company acquire other investments that are not mortgage-backed securities, similar financing arrangements with other parties, such as commercial banks, may be employed (see "Liquidity and Capital Resources").

The Company's portfolio of mortgage securities and similar investments declined during the six months ended June 30, 2002 to $2.9 billion from $3.5 billion at December 31, 2001, primarily as a result of portfolio runoff caused by mortgage prepayments. Although still at elevated levels, mortgage prepayment rates moderated during the first half of 2002 as interest rates on a substantial portion of the mortgage loans underlying the Company's ARM securities reset to levels at or below current interest rates on fixed-rate mortgage loans, reducing or eliminating the advantage for these homeowners to refinance. Prepayments should continue to moderate as the remaining loans reset to lower levels. Acquisitions during 2002 have been limited to $29.4 million of ARM securities released from CMO indentures, $59.8 million of adjustable-rate CMBS and commercial loans, and $144.1 million of senior living properties (see "Real Estate Held for Lease"). To the extent the proceeds of mortgage prepayments and other maturities are not reinvested or cannot be reinvested at a rate of return on invested capital at least equal to the return earned on previous investments, earnings may decline. The future size and composition of the Company's investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability of suitable investments at attractive pricing (see "Effects of Interest Rate Changes").

The following yield and cost analysis illustrates results achieved during the second quarter 2002 for components of the mortgage securities and similar investments portfolio and anticipated third quarter 2002 asset yields and borrowing rates as first projected by the Company on July 18, 2002 (the date second quarter 2002 results were released and based on interest rates in effect at that date) (dollars in thousands):

                                   2ND QUARTER AVERAGE                   AS OF JUNE 30, 2002
                          -------------------------------------      ---------------------------      PROJECTED        LIFETIME
                                           ACTUAL        ACTUAL       PREMIUMS                       3RD QUARTER      PREPAYMENT
                            BASIS        YIELD/COST      RUNOFF      (DISCOUNTS)        BASIS        YIELD/COST       ASSUMPTIONS
                          ----------     ----------      ------      -----------      ----------     -----------      -----------
                             (a)                                                         (a)             (b)              (b)
Agency securities:
  FNMA/FHLMC:
     Fixed-rate           $    4,634           9.40%         40%     $        25      $    4,352            9.61%              25%
     Medium-term              30,051           6.04          42             (253)         19,622            6.51               30
     ARMs:
       LIBOR/CMT           1,365,459           5.23          29           20,225       1,310,961            4.80               40
       COFI                  145,530           5.18          27           (4,133)        138,582            4.86               20
  GNMA ARMs                1,172,699           5.41          37           11,887       1,100,057            5.06               26
                          ----------                                 -----------      ----------
                           2,718,373           5.32          32           27,751       2,573,574            4.93               33

Non-agency securities         90,895           5.68          33              838          85,656            5.44               35

CMBS and other
  commercial loans           199,552           5.00          44             (513)        199,935            5.25               --
                          ----------                                 -----------      ----------
                           3,008,820           5.31          33      $    28,076       2,859,165            4.97               31
                                                                     ===========

Borrowings                 2,769,350           1.85                                    2,653,031            1.89
                          ----------                                                  ----------
Capital employed/
  financing spread        $  239,470           3.46                                   $  206,134            3.08
                          ==========                                                  ==========

Return on assets(c)                            3.59                                                         3.24

(a) Basis represents the Company's investment before unrealized gains and losses. Actual asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b) Projected annualized yields for the third quarter of 2002 reflect ARM coupon resets and lifetime prepayment assumptions as adjusted for expected prepayments for this quarter only, as of July 18, 2002. Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) ARM coupon resets, (iii) actual prepayments and (iv) any changes in lifetime prepayment assumptions.

(c) The Company generally uses its liquidity to pay down borrowings. Return on assets is calculated on an annualized basis assuming the use of this liquidity to reduce borrowing costs (see "Utilization of Capital and Potential Liquidity").

The overall yield earned on this portfolio averaged 5.31% during the second quarter of 2002, a decline of 55 basis points from an average yield of 5.86% earned during the fourth quarter of 2001. Yields on ARM securities fluctuate as coupon interest rates on the underlying mortgage loans reset to reflect current interest rates and are expected to continue to decline in the coming quarters. For example, if interest rates stabilize at rates in effect on July 18, 2002 (the date second quarter 2002 results were released), the average yield on the portfolio could decline approximately 100 basis points by the second quarter of 2003. Actual yields will depend on portfolio composition as well as fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments (see "Effects of Interest Rate Changes").

After having reduced the Federal Funds Rate by a total of 475 basis points during 2001 to the lowest levels in four decades, the Federal Reserve changed its bias on monetary policy to a neutral stance at its March 2002 meeting, an indication that the U.S. economy is showing signs of strength and future economic growth that may lead to higher short-term interest rates. The Company's borrowing rates are currently expected to be little changed in the third quarter from an average of 1.85% during the first half of 2002 but may increase by year-end. The Company's borrowing rates depend on actions by the Federal Reserve to change short-term interest rates, market expectations of future changes in short-term interest rates and the extent of changes in financial market liquidity (see "Effects of Interest Rate Changes").

CMO COLLATERAL AND INVESTMENTS

Since exiting the residential mortgage loan conduit business in 1995, Capstead has maintained finance subsidiaries with capacity to issue CMOs and other securitizations backed by single-family residential mortgage loans. From time to time, the Company may purchase mortgage loans from originators or conduits, place these loans into private mortgage pass-through securities and issue CMOs or other securities backed by these securities. The Company may or may not retain a significant residual economic interest in these securitizations. Most of the Company's securitizations have been afforded financing accounting treatment with the related collateral recorded as pledged CMO collateral and the outstanding bonds recorded as CMO liabilities (referred to as "financed CMOs"). Other securitizations issued by the Company in 1993 and prior were treated as sales transactions (referred to as "sold CMOs"). During the first half of 2002, the Company did not issue any CMOs. From time to time, the Company exercises its right to redeem previously issued CMOs (referred to as "clean-up calls") and either sell or hold the released collateral for investment. Early in 2002, the Company exercised clean-up calls related to two sold CMOs acquiring $29.4 million of ARM securities released from the related indentures.

Credit risk associated with pledged CMO collateral is borne by AAA-rated private mortgage insurers or by subordinated bonds usually sold to investors. As of June 30, 2002, the Company had $190,000 of credit risk held in the form of subordinated bonds retained by the Company associated with $184 million of outstanding pledged CMO collateral. In connection with two 1993 sold CMOs, Capstead retained $2.8 million of reserve funds that are available to pay special hazard costs (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs associated with $69 million of loans outstanding as of June 30, 2002. Other than clean-up call rights, the Company does not hold any other interests in sold CMOs.

CMO collateral and investments, net of related bonds, was $13.0 million at June 30, 2002, down from $17.3 million at December 31, 2001. Included in this net investment are $6.7 million of the remaining CMO collateral premiums (net of CMO bond premiums). Similar to premiums on other financial assets, CMO collateral and bond premiums are amortized to income as CMO collateral yield or bond expense adjustments based on both actual prepayments and lifetime prepayment assumptions (see "Effects of Interest Rate Changes").

REAL ESTATE HELD FOR LEASE

On May 1, 2002 Capstead closed on its first direct investment in real estate, a portfolio of seven senior living properties in five states (the "Properties"). Six of the seven Properties are primarily independent senior living facilities wherein the operator of the facility provides the tenants little, if any, medical care. The smallest property in the portfolio is primarily a skilled nursing facility. This acquisition is in keeping with the Company's strategy of making suitable real estate-related investments intended to produce attractive returns over the long term, with less sensitivity to changes in interest rates than most investments in residential mortgage-backed securities.

The following table summarizes the properties acquired:

                                                                                                    YEAR
          PROPERTY                      LOCATION                UNITS              OCCUPANCY       OPENED
---------------------------        -----------------      ------------------      ------------    ----------
                                                                 (a)                  (b)
Chambrel at Roswell                 Roswell, GA           280 (256 IL; 24 AL)         90.7%          1987
Chambrel at Pinecastle              Ocala, FL             161 (120 IL; 41 AL)         96.9           1986
Chambrel at Island Lake             Longwood, FL          269 (229 IL; 40 AL)         96.3           1985
Chambrel at Montrose                Akron, OH             168 (136 IL; 32 AL)         94.0           1987
Windsong at Chambrel                Akron, OH              83  (75 SNF; 8 AL)         75.9           1997
Chambrel at Williamsburg            Williamsburg, VA      256 (201 IL; 55 AL)         97.3           1987
Chambrel at Club Hill               Garland, TX           260 (192 IL; 68 AL)         90.0           1987

    Total                                    1,477 (1,134 IL; 268 AL; 75 SNF)         93.0

(a) IL refers to Independent Living units, AL refers to Assisted Living units and SNF refers to Skilled Nursing Facility units.

(b)      As of June 2002.

The aggregate purchase price of the Properties was $144.1 million including the assumption by Capstead of $120.8 million of related mortgage and tax-exempt bond debt resulting in an initial equity investment of $23.3 million. The Properties were acquired from an affiliate of Apartment Investment and Management Company ("AIMCO") pursuant to a purchase contract negotiated by a subsidiary of Brookdale Living Communities, Inc. (collectively with its subsidiaries, "Brookdale"), and assigned to Capstead. Brookdale, an owner, operator, developer and manager of senior living facilities, is a majority-owned affiliate of Fortress Investment Group, LLC (together with its affiliates, "Fortress"). Fortress is Capstead's largest stockholder and Wesley R. Edens (Fortress' Chairman of the Board and Chief Executive Officer) serves as Capstead's chairman and chief executive.

The Company has entered into a long-term 'net-lease' arrangement with Brookdale (the "Lease") under which Brookdale is responsible for the ongoing operation and management of the Properties. The Lease has an initial term of 20 years and provides for two 10-year renewal periods. Beginning at the end of five years, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value or Capstead's original cost, after certain adjustments. Under the terms of the Lease, Brookdale is responsible for paying all expenses associated with operating the Properties, including real estate taxes, other government charges, insurance, utilities and maintenance, and an amount representing an attractive cash return on Capstead's equity in the Properties after payment of monthly debt service. After an initial three-month rent concession period, the cash return on Capstead's equity is expected to exceed 15% on an annualized basis and is subject to annual increases based upon increases (capped at 3%) in the Consumer Price Index. In keeping with Capstead's strategy of reinvesting a portion of its capital into investments that can produce attractive returns over the long term with less sensitivity to changes in interest rates, any future changes in monthly debt service requirements are the responsibility of Brookdale under the terms of the Lease (see "Risks Associated with Owning Real Estate").

The Lease contemplates Capstead causing the refinancing of $71.4 million face amount of tax-exempt bonds secured by four of the properties (the "Bonds") through the issuance of new credit-enhanced adjustable-rate tax-exempt bonds. Capstead has agreed to provide credit enhancement on up to $12.0 million of the new bonds by arranging for a letter of credit from a rated lending institution. Brookdale will compensate Capstead for arranging the letter of credit by paying additional base rent. The refinancing is expected to enhance the value of the Properties by significantly lowering interest costs and should be completed by year-end. In connection with its assumption of the Bonds, Capstead deposited $8.4 million in mortgage securities with the bond trustee (which securities will be returned to Capstead on the refinancing date).

The Lease qualifies as an operating lease for financial reporting purposes. As such, the Properties are carried as Real estate held for lease and the assumed debt as Borrowings secured by real estate on the Company's balance sheet. The majority of the purchase price is allocated to buildings, with land, equipment and fixtures representing smaller components.

BOOK VALUE PER COMMON SHARE

At June 30, 2002 book value per common share was $14.25, compared to $14.59 at December 31, 2001, (calculated excluding the $1.43 second quarter 2002 common dividend declared July 18, 2002, and assuming redemption of the Series A and B preferred shares). The decline in book value since year end reflects the impact of the decline in size of the Company's investment portfolios that consist primarily of mortgage-backed securities classified as held available-for-sale and marked-to-market through stockholders' equity. The market value of these investments can be expected to continue to decline with runoff and to fluctuate with changes in interest rates and market liquidity, and such changes will be reflected in book value per common share. Book value will also be affected by other factors, including the level of dividend distributions; however, temporary changes in market values of other real estate-related investments not held in the form of debt or equity securities generally will not affect book value.

UTILIZATION OF CAPITAL AND POTENTIAL LIQUIDITY

The Company's utilization of capital and potential liquidity as of June 30, 2002 were as follows (in thousands):

                                                                                          CAPITAL        POTENTIAL
                                                             ASSETS       BORROWINGS      EMPLOYED       LIQUIDITY
                                                           ----------     ----------     ----------      ----------
                                                                                                             (a)
Mortgage securities and similar
   investments:
     Agency securities                                     $2,617,924     $2,438,735     $  179,189      $  102,861
     Non-agency securities                                     86,824         43,784         43,040          41,271
     CMBS and other commercial
       loans                                                  200,360        170,512         29,848           1,900
                                                           ----------     ----------     ----------      ----------
                                                            2,905,108      2,653,031        252,077         146,032
CMO collateral and investments                              1,678,612      1,665,577         13,035              --

Real estate held for lease                                    143,515        120,648         22,867              --
                                                           ----------     ----------     ----------      ----------
                                                           $4,727,235     $4,439,256        287,979         146,032
                                                           ==========     ==========
Other assets, net of other liabilities                                                      132,479         103,937(b)
Second quarter common dividend(c)                                                           (19,873)        (19,873)
                                                                                         ----------      ----------
                                                                                         $  400,585      $  230,096
                                                                                         ==========      ==========

(a) Based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of June 30, 2002 (see "Liquidity and Capital Resources").

(b)      Represents cash and cash equivalents.

(c) The second quarter common dividend was declared July 18, 2002 and is payable August 20, 2002 to stockholders of record as of August 9, 2002.

The Company generally finances its mortgage securities and similar investments with investment banking firms under repurchase arrangements (see "Liquidity and Capital Resources"). CMO collateral and investments are generally pledged to secure CMO bonds. Real estate held for lease is financed by long-term borrowings. Liquidity is affected by, among other things, changes in market value of assets pledged under borrowing arrangements, principal prepayments and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of financial leverage will be dependent upon many factors, including the size and composition of the Company's investment portfolios (see "Liquidity and Capital Resources" and "Effects of Interest Rate Changes").

RESULTS OF OPERATIONS

Comparative net operating results (interest income or lease revenue, net of related interest expense and, in the case of CMO administration, related direct and indirect operating expense) by source were as follows (in thousands, except per share amounts):

                                                        QUARTER ENDED             SIX MONTHS ENDED
                                                           JUNE 30                     JUNE 30
                                                    ----------------------      ----------------------
                                                      2002          2001          2002          2001
                                                    --------      --------      --------      --------
Mortgage securities and similar investments:
    Agency securities                               $ 24,523      $ 25,828      $ 53,880      $ 45,768
    Non-agency securities                              1,062         1,960         2,169         3,761
    CMBS and other commercial loans                    1,429           520         2,601         1,073
CMO collateral and investments                          (350)         (130)         (985)         (202)
                                                    --------      --------      --------      --------
       Net margin on financial assets                 26,664        28,178        57,665        50,400
                                                    --------      --------      --------      --------
Real estate held for lease after related
    interest expense                                     891            --           891            --
    Real estate depreciation                            (642)           --          (642)           --
                                                    --------      --------      --------      --------
       Net margin on real estate held for lease          249            --           249            --
                                                    --------      --------      --------      --------
Other revenue (expense):
    Gain on asset sales                                   --           986            --         6,849
    CMO administration and other                         753         1,612         1,200         2,331
    Management and affiliate incentive fee            (1,630)       (1,630)       (3,224)       (4,371)
    Other operating expense                           (1,450)       (1,377)       (2,929)       (2,792)
                                                    --------      --------      --------      --------
       Total other revenue (expense)                  (2,327)         (409)       (4,953)        2,017
                                                    --------      --------      --------      --------

Net income                                          $ 24,586      $ 27,769      $ 52,961      $ 52,417
                                                    ========      ========      ========      ========
Net income per common share:
    Basic                                           $   1.41      $   1.77      $   3.09      $   3.27
    Diluted                                             1.24          1.63          2.67          3.01
    Operating*                                          1.43          1.56          3.08          2.53

     * Capstead reports operating income per common share calculated after excluding depreciation on real estate, gain on asset sales and the dilutive effects of the Series B preferred shares. As such, operating income represents a measure of the amount of funds generated by operations, which may, at the discretion of Capstead's Board of Directors, be used for reinvestment or distributed to common stockholders as dividends. Depreciation on real estate, although an expense deductible for federal income tax purposes and therefore an item that reduces Capstead's REIT distribution requirements, is added back to arrive at operating income because it is a noncash expense. Gains are excluded because they are considered non-operating in nature and because the Company has substantial capital loss carryforwards that are expected to eliminate REIT distribution requirements resulting from any gains realized through the year 2005. Operating income per share excludes the dilutive effects of the Series B preferred shares because it is not economically advantageous to convert these shares at the current market prices of both the common shares and Series B preferred shares.

The earning capacity of Capstead's financial asset portfolios is influenced by the overall size and composition of the portfolios, the relationship between short- and long-term interest rates (the "yield curve") and the extent the Company continues to invest its liquidity in these portfolios. During 2001 and thus far in 2002, the Company has not added significantly to these portfolios while runoff has been relatively high resulting in declining financial asset portfolio balances. Financial assets that have been acquired during this time period have primarily consisted of adjustable-rate CMBS and other commercial loans the earnings from which are less sensitive to changes in interest rates. In addition, in May 2002 the Company made its first direct investment in real estate that is net-leased on a long-term basis. Under the terms of the Lease, changes in interest rates on the related debt are the responsibility of the lessee. See

"Financial Condition - Mortgage Securities and Similar Investments" and "Real Estate Held For Lease" for further discussion of the current operating environment and the Company's goals regarding redeploying capital made available by portfolio runoff.

Net margins on financial assets and related financing spreads (the difference between yields earned on investments and the rates charged on related borrowings) continue to benefit from actions taken by the Federal Reserve during 2001 to aggressively lower short-term interest rates, which resulted in significantly lower interest rates on the Company's borrowings. However, lower interest rates have also led to declining yields on the Company's adjustable-rate assets and declining portfolio balances primarily caused by higher mortgage prepayment rates. Net margins and spreads are expected to continue declining as yields on the Company's ARM securities continue resetting lower and portfolio balances continue declining because of relatively high mortgage prepayments, in addition to scheduled principal payments and maturities. Additionally, a strengthening U.S. economy may lead to increases in short-term interest rates, which would likely result in higher borrowing costs (see "Effects of Interest Rate Changes").

Agency Securities remained the primary contributor to operating results during the quarter and six months ended June 30, 2002; however, the impact of lower yields and a significantly lower average outstanding portfolio was evident in the current quarter results which were less than the same period in 2001 despite significantly lower borrowing rates. Year-to-date results still outpaced the prior year. Yields for this portfolio averaged 5.32% and 5.47% during the quarter and six months ended June 30, 2002, compared to 6.64% and 6.84% during the same periods in 2001, while borrowing rates averaged 1.81% for both the quarter and six months ended June 30, 2002 compared to 4.43% and 5.14% during the same periods in 2001. The average outstanding Agency Securities portfolio was $2.7 billion and $2.9 billion during the quarter and six months ended June 30, 2002 compared to $4.3 billion and $4.5 billion during the same periods in 2001.

Non-agency securities contributed less to operating results during the quarter and six months ended June 30, 2002 than in the same periods in 2001 primarily because of higher borrowing costs. Borrowing costs were higher because this portfolio was funded almost entirely with equity during the first six months of 2001. Yields for this portfolio (calculated including mortgage insurance costs) were lower averaging 5.68% and 5.92% during the quarter and six months ended June 30, 2002, compared to 7.94% and 8.08% during the same periods in 2001, while borrowing rates averaged 1.92% and 1.95% in 2002 compared to 3.78% and 5.01% in 2001. The average outstanding portfolio was $91 million and $90 million during the quarter and six months ended June 30, 2002 compared to $101 million and $96 million during the same periods in 2001. Borrowings averaged $47 million and $50 million in 2002 compared to less than $5 million in 2001.

CMBS and other commercial loans contributed more to operating results during the quarter and six months ended June 30, 2002 than in the same periods in 2001 primarily because of over $160 million in portfolio additions since December 2001. The average outstanding portfolio was nearly $200 million during both the quarter and six months ended June 30, 2002 compared to less than $73 million during the same periods in 2001. Borrowings averaged $172 million for both the quarter and six months ended June 30, 2002 compared to $61 million during the same periods in 2001. The portfolio yielded 5.00% and 4.73% during the quarter and six months ended June 30, 2002 while borrowing rates averaged 2.52% and 2.46% producing financing spreads of 2.48% and 2.27%. This compares with yields of 7.09% and 7.73% and borrowing rates of 5.05% and 5.70% for spreads of 2.04% and 2.03% during the same periods in 2001. Because this portfolio currently consists of adjustable-rate assets secured by borrowings with similar interest rate adjustment features, future changes in short-term interest rates should have little effect on financing spreads.

CMO collateral and investments contributed less to operating results primarily because of higher prepayments on the underlying pledged CMO collateral. Without the issuance of CMOs in which the Company retains residual interests, or the acquisition of other CMO investments, this portfolio is not expected to provide a positive return on capital employed in future periods (see "Financial Condition - CMO Collateral and Investments").

Real estate held for lease results reflect ownership of these properties for two months of the current quarter (see "Financial Condition - Real Estate Held For Lease"). Revenue recognized through July 2002 consist of accruals under a three-month rent concession with cash lease payments beginning in August 2002.

CMO administration revenue continues to trend lower primarily because a declining portfolio of CMOs for which the Company provides administrative services. As these CMOs pay down, related fee income is expected to decline. With more stable short-term interest rates in 2002, current year earnings from overnight investments recorded as other revenue have been lower than in 2001 when dramatic declines in interest rates created relatively wide positive spreads between interest rates on overnight investments and short-term borrowing rates.

Management and affiliate incentive fee accruals reflect current year expectations for the amount the Company's performance will exceed predetermined benchmarks established by members of the Board of Directors that are independent of Fortress.

LIQUIDITY AND CAPITAL RESOURCES

Capstead's primary sources of funds include borrowings under repurchase arrangements, other borrowings, monthly principal and interest payments on mortgage securities and similar investments, excess cash flows on CMO collateral and investments, payments received on real estate held for lease and proceeds from asset sales (see "Financial Condition - Utilization of Capital and Potential Liquidity"). The Company currently believes that these funds are sufficient for the acquisition of real estate-related investments, repayments on borrowings and the payment of cash dividends as required for Capstead's continued qualification as a REIT. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

Borrowings under repurchase arrangements secured by Agency Securities and non-agency securities generally have maturities of less than 31 days. These borrowings totaled approximately $2.5 billion at June 30, 2002. Capstead has uncommitted repurchase facilities with investment banking firms to finance these investments, subject to certain conditions. Interest rates on these borrowings are generally based on 30-day London Interbank Offered Rate ("LIBOR") rates and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries (see "Effects of Interest Rate Changes").

Borrowings under repurchase arrangements with investment banking firms secured by commercial mortgage securities and from commercial banks secured by investments in commercial loans more closely match the interest rate adjustment features of these investments such that the Company anticipates it can earn more consistent financing spreads and, as a result, experience less interest rate volatility than experienced with investments in Agency Securities. These borrowings, which generally have longer initial maturities than borrowings secured by Agency Securities and may feature renewal options, totaled approximately $170 million at June 30, 2002. Should Capstead make significant additional investments in credit-sensitive real estate-related assets, it is anticipated that it will attempt to lessen interest rate volatility in a similar fashion or through the use of derivative financial instruments ("Derivatives") such as interest rate swaps (see "Effects of Interest Rate Changes" and "Risks Associated With Credit-Sensitive Investments").

CMO borrowings totaled approximately $1.7 billion at June 30, 2002 and are secured by CMO collateral pledged to the related indentures. As such, recourse is limited to this collateral and therefore has a limited impact on Capstead's liquidity and capital resources. The maturity of each CMO series is affected by mortgage prepayments and clean-up calls.

With its acquisition of senior living properties during the current quarter, Capstead assumed approximately $20 million in mortgage financing from a commercial bank that matures in 2009 and $101 million in tax-exempt bond debt that matures in 2026. These bonds are expected to be refinanced prior to year-end (see "Financial Condition - Real Estate Held For Lease").

EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

The Company performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All financial assets and Derivatives held, if any, are included in this analysis. The sensitivity of components of Other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. The model incorporates management assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for purposes of amortizing purchase premiums and CMO bond discounts. These assumptions are developed through a combination of historical analysis and future expected pricing behavior. As of June 30, 2002, Capstead had the following estimated earnings sensitivity profile (dollars in thousands):

                                            10-YEAR
                                 30-DAY       U.S.
                                  LIBOR     TREASURY
                                  RATE        RATE                          IMMEDIATE CHANGE IN:*
                                 ------     --------        --------------------------------------------------
30-day LIBOR rate                                           Down 1.00%    Down 1.00%        Flat        Up 1.00%
10-year U.S. Treasury rate                                  Down 1.00%       Flat         Up 1.00%      Up 1.00%
Projected 12-month
   earnings change:**
   June 30, 2002                   1.84%        4.80%        $ 10,934       $14,859       $ 2,871      $(11,609)
   December 31, 2001               1.87         5.05           12,380        18,023         3,196       (14,771)

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

Income simulation modeling is the primary tool used to assess the direction and magnitude of changes in net margins on financial assets resulting from changes in interest rates. Key assumptions in the model include mortgage prepayment rates, changes in market conditions, and management's financial capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net margins or precisely predict the impact of higher or lower interest rates on net margins. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors.

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may affect Capstead's earnings in various ways. Earnings currently depend, in part, on the difference between the interest received on mortgage securities and similar investments, and the interest paid on related borrowings, which are generally based on 30-day LIBOR. The resulting spread may be reduced or even turn negative in a rising short-term interest rate environment. Because the mortgage securities and similar investments portfolio consists primarily of ARM securities, the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on the underlying ARM loans, which reset periodically based on underlying indices (generally 1-year CMT rates). Since only a portion of the ARM loans underlying these securities reset each month, and the terms of an ARM loan generally limit the amount of such increases during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans contributing to lower or even negative financing spreads. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively effect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company's borrowing rates, earnings could be adversely affected. The Company may invest in Derivatives from time to time as a hedge against rising interest rates on a portion of its short-term borrowings. At June 30, 2002, the Company did not own any Derivatives as a hedge against rising short-term interest rates.

Another effect of changes in interest rates is that as long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage securities and similar investments generally increases. During periods of relatively low interest rates, prolonged periods of high prepayments can significantly reduce the expected life of these investments; therefore, the actual yields realized can be lower due to faster amortization of premiums. Further, to the extent the proceeds of prepayments are not reinvested or cannot be reinvested at a rate of interest at least equal to the rate previously earned on that capital, earnings may be adversely affected. There can be no assurance that suitable investments at attractive pricing will be available on a timely basis to replace runoff as it occurs or that the current composition of investments (consisting primarily of ARM Agency Securities) will be maintained.

A change in interest rates also impacts earnings recognized from CMO collateral and investments, which currently consist primarily of fixed-rate CMO residuals. During periods of relatively low mortgage interest rates, prepayments on the underlying mortgage loans generally will be higher, accelerating the amortization of collateral and bond premiums. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, improving the overall return on an investment in a fixed-rate CMO residual because of an increase in time over which the Company receives positive net cash flows and can amortize remaining collateral and bond premiums.

Capstead periodically sells assets, which may increase income volatility because of the recognition of transactional gains or losses. Such sales may become attractive as asset values fluctuate with changes in interest rates. At other times, asset sales may become prudent to shift the Company's investment focus. During periods of rising interest rates or contracting market liquidity, asset values can decline leading to increased margin calls, reducing the Company's liquidity. A margin call means that a lender requires a borrower to pledge additional collateral to re-establish the agreed-upon ratio of the value of the collateral to the amount of the borrowing. If the Company is unable or unwilling to pledge additional collateral, lenders can liquidate the collateral under adverse market conditions, likely resulting in losses.

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

Credit-sensitive residential mortgage assets differ from commercial mortgage assets in several important ways yet can still carry substantial credit risk. Residential mortgage securities typically are secured by smaller loans to more obligors than CMBS, thus spreading the risk of mortgagor default. However, most of the mortgages supporting credit-sensitive residential securities are made to homeowners that do not qualify for Agency loan programs for reasons including loan size, financial condition, or work or credit history that may be indicative of higher risk of default than loans qualifying for such programs. As with commercial mortgages, in instances of default the Company may incur losses if proceeds from sales of the underlying residential collateral are less than the unpaid principal balances of the residential mortgage loans and related foreclosure costs. However, with residential mortgages this risk may be mitigated by various forms of credit enhancements including, but not limited to, primary mortgage insurance.

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

RISKS ASSOCIATED WITH OWNING REAL ESTATE

The direct ownership of commercial real estate involves a number of risks. With its first acquisition of real estate, Capstead has attempted to mitigate these risks by entering into a long-term 'net-lease' arrangement whereby the lessee is responsible for the ongoing operation and management of the properties and for paying all expenses associated with the operation of the properties. Although reduced by this net-lease arrangement, risks of ownership remain, including:

o The risk that changes in economic conditions or real estate markets may adversely affect the value of the properties.

o During inflationary periods, which are generally accompanied by rising interest rates, increases in operating costs and borrowing rates may be greater than increases in lessee revenues from operating properties. Over an extended period of time, this could result in lessee defaults.

o The risk that a deterioration of local conditions could adversely affect the ability of a lessee to profitably operate a property. For instance, an oversupply of senior living properties could hamper the leasing of senior living units at favorable rates. This could ultimately affect the value of the properties.

o Changes in tax, zoning or other laws could make properties less attractive or less profitable.

o An owner cannot be assured that lessees will elect to renew their leases when the terms expire. If a lessee does not renew its lease or otherwise defaults on its lease obligations, there is no assurance the owner could obtain a substitute lessee on acceptable terms. If the owner cannot obtain another qualified operator to lease a property, the owner may be required to modify the property for a different use, which may involve significant capital expenditures and delays in re-leasing the property.

o The risk that lessees will not perform under their leases, reducing the owner's income from the leases or requiring the owner to assume the cost of performing obligations (such as real estate taxes, insurance, utilities and maintenance) that are the lessees' responsibility under net-leases. In the case of special-purpose real estate such as senior living facilities, compliance with licensing requirements could complicate or delay the transfer of operational control of such properties. This could lead to a significant cash flow burden for the owner to service the debt and otherwise maintain the properties.

o Net-leases generally require the lessee to carry comprehensive liability, casualty, workers' compensation and rental loss insurance. The required coverage is typical of the type, and amount, customarily obtained by an owner of similar properties. However, there are some types of losses, such as catastrophic acts of nature, for which insurance cannot be obtained at a commercially reasonable cost. If there is an uninsured loss or a loss in excess of insurance limits, the owner could lose both the revenues generated by the affected property and the capital invested in the property. The owner would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property.

o Investments in real estate are subject to various federal, state and local regulatory requirements including the Americans with Disabilities Act (the "ADA"). The ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations be made to commercial facilities to conform to accessibility guidelines. Failure to comply with the ADA can result in injunctions, fines, and damage awards to private parties and additional capital expenditures to remedy noncompliance. Existing requirements may change and compliance with future requirements may involve significant unanticipated expenditures. Although typically these expenditures would be the responsibility of the lessee under the terms of net-leases, if lessees fail to perform these obligations, the owner may be required to do so.

o Under federal, state and local environmental laws, the owner may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at its properties, regardless of its knowledge or actual responsibility, simply because of current or past ownership of the real estate. If unidentified environmental problems arise, the owner may have to make substantial payments, which could adversely affect cash flow and the ability to make distributions to stockholders. This is so because:

          1. The owner may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination.

          2. The law may impose clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination. Even if more than one person is responsible for the contamination, each person who shares legal liability under environmental laws may be held responsible for all of the clean-up costs.

          3. Governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

     In investigating the acquisition of real estate, environmental studies are typically performed to establish the existence of any contamination. In addition, net-leases generally require lessees to operate properties in compliance with environmental laws and to indemnify the owner against environmental liability arising from the operation of such properties.

o An owner may desire to sell a property in the future because of changes in market conditions or poor lessee performance or to avail itself of other opportunities. An owner may also be required to sell a property in the future to meet debt obligations or avoid a default. Unlike investments in mortgage securities, real estate cannot always be sold quickly, and there can be no assurance that the properties can be sold at a favorable price or that a prospective buyer will view existing lease or operating arrangements favorably. In addition, a property may require restoration or modification before it is sold.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon Capstead's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that can affect the reported amounts of assets, liabilities (including contingencies), revenues and expenses as well as related disclosures. These estimates are based on available internal and market information and appropriate valuation methodologies believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the expected useful lives and carrying values of assets and liabilities which can materially affect the determination of net income and book value per common share. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following are critical accounting policies in the preparation of Capstead's consolidated financial statements that involve the use of estimates requiring considerable judgment:

o Amortization of Premiums and Discounts on Financial Assets and Borrowings - Premiums and discounts on financial assets and borrowings are recognized in earnings as adjustments to interest income or interest expense by the interest method over the estimated lives of the related assets or borrowings. For most of Capstead's financial assets, and for its CMO borrowings, estimates and judgments related to future levels of mortgage prepayments are critical to this determination (see "Effects of Interest Rate Changes").

o Fair Value and Impairment Accounting for Financial Assets - Most of Capstead's mortgage securities and similar investments portfolio and a small portion of its CMO collateral and investments portfolio are classified as held available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in stockholders' equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of an individual asset below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge. Considerable judgment is required interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity (see "NOTE 11" to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets, "Risks of Interest Rate Changes" and "Risks Associated with Credit-Sensitive Investments").

o Depreciation and Impairment Accounting for Real Estate held for Lease - Real estate is carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of buildings, equipment and fixtures. If a significant adverse event or change in circumstances occurs, management would assess if the values of the Company's real estate properties have become impaired. If estimated operating cash flows (undiscounted and without interest charges) of a property over its remaining useful life are less than its net carrying value, the difference between net carrying value and fair value would be included in Other revenue (expense) as an impairment charge. Considerable judgment is required in determining useful lives of components of real estate properties and in estimating operating cash flows particularly during periods of changing circumstances (see "Risks Associated with Owning Real Estate").

FORWARD LOOKING STATEMENTS

This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. Capstead's actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of the Company's investments and unforeseen factors. Relative to the Company's investments in financial assets, these factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments, fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors. Relative to direct investments in real estate, these factors may include, but are not limited to, lessee performance under lease agreements, changes in general as well as local economic conditions and real estate markets, increases in competition and inflationary pressures, changes in the tax and regulatory environment including zoning and environmental laws, uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs.

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


                          PART II. -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits: The following Exhibit is presented herewith:

         Exhibit 12 - Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

         Exhibit 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         Current Report of Form 8-K dated May 1, 2002 announcing completed acquisition of senior living properties.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CAPSTEAD MORTGAGE CORPORATION

Date: August 12, 2002                  By:  /s/ ANDREW F. JACOBS
                                            ------------------------------------
                                            Andrew F. Jacobs
                                            Executive Vice President - Finance



Date: August 12, 2002                  By:  /s/ PHILLIP A. REINSCH
                                            ------------------------------------
                                            Phillip A. Reinsch
                                            Senior Vice President - Control

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------
         12       -        Computation of Ratio of Earnings to Combined Fixed
                           Charges and Preferred Stock Dividends.

         99.1     -        Certification pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.