Form 10-Q
period 2002-09-30
CAPSTEAD MORTGAGE CORP
filed 2002-11-14
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2002

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

       Registrant's telephone number, including area code: (214) 874-2323


Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X   NO
                                              ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


Common Stock ($0.01 par value)               13,909,336 as of November 11, 2002

================================================================================

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                      INDEX




                        PART I. -- FINANCIAL INFORMATION



                                                                                                            PAGE
                                                                                                            ----

ITEM 1.       Financial Statements

   Consolidated Balance Sheets -- September 30, 2002 and December 31, 2001................................    3

   Consolidated Statements of Operations -- Quarter and Nine Months Ended
     September 30, 2002 and 2001..........................................................................    4

   Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 2002 and 2001.................    5

   Notes to Consolidated Financial Statements.............................................................    6

ITEM 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................................   17

ITEM 3.       Qualitative and Quantitative Disclosure of Market Risk......................................   32

ITEM 4.       Controls and Procedures.....................................................................   32

                                                   PART II. -- OTHER INFORMATION


ITEM 6.       Exhibits and Reports on Form 8-K............................................................   32

SIGNATURES................................................................................................   32

CERTIFICATIONS............................................................................................   33

ITEM 1. FINANCIAL STATEMENTS

                        PART I. -- FINANCIAL INFORMATION
                          CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                                        ------------------    -----------------
                                                                           (UNAUDITED)
ASSETS
   Mortgage securities and similar investments
     ($2.4 billion pledged under repurchase arrangements)                $     2,670,358       $     3,455,219
   CMO collateral and investments                                              1,458,491             2,262,305
                                                                         ---------------       ---------------
                                                                               4,128,849             5,717,524

   Real estate held for lease, net of accumulated depreciation                   142,552                    --

   Prepaids, receivables and other                                                43,794                54,381
   Cash and cash equivalents                                                      58,733               123,520
                                                                         ---------------       ---------------

                                                                         $     4,373,928       $     5,895,425
                                                                         ===============       ===============
LIABILITIES
   Repurchase arrangements and similar borrowings                        $     2,376,127       $     3,207,068
   Collateralized mortgage obligations ("CMOs")                                1,447,009             2,245,015
   Borrowings secured by real estate                                             120,444                    --
   Incentive fee payable to management and affiliate                               4,847                 9,422
   Accounts payable and accrued expenses                                           5,372                29,192
                                                                         ---------------       ---------------
                                                                               3,953,799             5,490,697
                                                                         ---------------       ---------------
STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value; 100,000 shares authorized:
     $1.60 Cumulative Preferred Stock, Series A,
       268 and 273 shares issued and outstanding at
       September 30, 2002 and December 31, 2001, respectively
       ($4,395 aggregate liquidation preference)                                   3,748                 3,821
     $1.26 Cumulative Convertible Preferred Stock, Series B,
       15,842 shares issued and outstanding at
       September 30, 2002 and December 31, 2001
       ($180,283 aggregate liquidation preference)                               176,961               176,961
   Common stock - $0.01 par value; 100,000 shares authorized;
     13,902 and 13,862 shares issued and outstanding at
     September 30, 2002 and December 31, 2001, respectively                          139                   139
   Paid-in capital                                                               559,940               559,571
   Accumulated deficit                                                          (370,157)             (387,718)
   Accumulated other comprehensive income                                         49,498                51,954
                                                                         ---------------       ---------------
                                                                                 420,129               404,728
                                                                         ---------------       ---------------

                                                                         $     4,373,928       $     5,895,425
                                                                         ===============       ===============

See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                QUARTER ENDED                       NINE MONTHS ENDED
                                                                 SEPTEMBER 30                          SEPTEMBER 30
                                                       ----------------------------------    ----------------------------------
                                                            2002               2001               2002               2001
                                                       ---------------    ---------------    ---------------    ---------------

INTEREST INCOME:
 Mortgage securities and similar investments           $        34,866    $        61,033    $       120,701    $       222,630
 CMO collateral and investments                                 26,316             47,160             94,446            155,355
                                                       ---------------    ---------------    ---------------    ---------------
     Total interest income                                      61,182            108,193            215,147            377,985
                                                       ---------------    ---------------    ---------------    ---------------

INTEREST AND RELATED EXPENSE:
 Repurchase arrangements and similar borrowings                 11,886             34,001             38,897            144,832
 CMO borrowings                                                 26,594             47,209             95,559            155,182
 Mortgage insurance and other                                      144                204                468                792
                                                       ---------------    ---------------    ---------------    ---------------
     Total interest and related expense                         38,624             81,414            134,924            300,806
                                                       ---------------    ---------------    ---------------    ---------------
        Net margin on financial assets                          22,558             26,779             80,223             77,179
                                                       ---------------    ---------------    ---------------    ---------------


REAL ESTATE LEASE INCOME                                         3,219                 --              5,406                 --
                                                       ---------------    ---------------    ---------------    ---------------

REAL ESTATE-RELATED EXPENSE:
 Interest                                                        1,918                 --              3,214                 --
 Depreciation                                                      962                 --              1,604                 --
                                                       ---------------    ---------------    ---------------    ---------------
   Total real estate-related expense                             2,880                 --              4,818                 --
                                                       ---------------    ---------------    ---------------    ---------------
     Net margin on real estate held for lease                      339                 --                588                 --
                                                       ---------------    ---------------    ---------------    ---------------

OTHER REVENUE (EXPENSE):
 Gain on asset sales                                             1,901                292              1,901              7,141
 CMO administration and other                                      914                683              2,114              3,014
 Management and affiliate incentive fee                         (1,623)            (1,404)            (4,847)            (5,775)
 Other operating expense                                        (1,338)            (1,274)            (4,267)            (4,065)
                                                       ---------------    ---------------    ---------------    ---------------
     Total other revenue (expense)                                (146)            (1,703)            (5,099)               315
                                                       ---------------    ---------------    ---------------    ---------------

NET INCOME                                             $        22,751    $        25,076    $        75,712    $        77,494
                                                       ===============    ===============    ===============    ===============

Net income                                             $        22,751    $        25,076    $        75,712    $        77,494
Less cash dividends paid on preferred stock                     (5,097)            (5,103)           (15,296)           (15,368)
                                                       ---------------    ---------------    ---------------    ---------------

Net income available to common stockholders            $        17,654    $        19,973    $        60,416    $        62,126
                                                       ===============    ===============    ===============    ===============

NET INCOME PER COMMON SHARE:
 Basic                                                 $          1.27    $          1.45    $          4.36    $          4.71
 Diluted                                                          1.15               1.27               3.82               4.22

CASH DIVIDENDS DECLARED PER SHARE:
 Common - regular quarterly                            $         1.320    $         1.500    $         4.440    $         4.040
 Common - special                                                   --                 --                 --             14.600
 Series A Preferred                                              0.400              0.400              1.200              1.200
 Series B Preferred                                              0.315              0.315              0.945              0.945

See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                       --------------------------------
                                                                             2002             2001
                                                                       --------------    --------------

OPERATING ACTIVITIES:
   Net income                                                          $       75,712    $       77,494
   Noncash items:
     Amortization of discount and premium                                      17,699            24,548
     Depreciation and other amortization                                        2,692               863
   Gain on asset sales                                                         (1,901)           (7,141)
   Net change in prepaids, receivables, other assets,
     accounts payable and accrued expenses                                    (19,482)          (13,265)
                                                                       --------------    --------------
       Net cash provided by operating activities                               74,720            82,499
                                                                       --------------    --------------

INVESTING ACTIVITIES:
   Purchases of mortgage securities and similar investments                  (104,228)         (126,022)
   Purchase of real estate                                                    (23,320)               --
   Principal collections on mortgage securities
     and similar investments                                                  863,506         1,344,015
   Proceeds from asset sales                                                   16,901           556,165
   CMO collateral:
     Principal collections                                                    794,826           502,161
     Decrease in accrued interest receivable                                    4,801             3,650
                                                                       --------------    --------------
       Net cash provided by investing activities                            1,552,486         2,279,969
                                                                       --------------    --------------

FINANCING ACTIVITIES:
   Decrease in repurchase arrangements and similar borrowings                (830,941)       (1,419,664)
   Decrease in borrowings secured by real estate                                 (393)               --
   CMO borrowings:
     Principal payments on securities                                        (798,286)         (585,384)
     Decrease in accrued interest payable                                      (4,458)           (3,769)
   Capital stock transactions                                                     190          (207,657)
   Dividends paid                                                             (58,105)          (50,454)
                                                                       --------------    --------------
       Net cash used in financing activities                               (1,691,993)       (2,266,928)
                                                                       --------------    --------------
Net change in cash and cash equivalents                                       (64,787)           95,540
Cash and cash equivalents at beginning of period                              123,520            21,761
                                                                       --------------    --------------

Cash and cash equivalents at end of period                             $       58,733    $      117,301
                                                                       ==============    ==============







See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

Capstead's investment portfolios declined during 2001 and 2002 primarily because of high levels of mortgage prepayments. To the extent proceeds of runoff or asset sales are not reinvested, or cannot be reinvested, at a rate of return at least equal to the rate previously earned on that capital, earnings may decline. The future size and composition of Capstead's investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability on a timely basis of suitable investments at attractive pricing.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE 3 -- THIRD QUARTER COMMON DIVIDEND

On October 17, 2002 the Board of Directors declared a third quarter dividend of $1.32 per common share, payable November 20, 2002 to stockholders of record as of November 7, 2002.

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

                                                                         QUARTER ENDED                   NINE MONTHS ENDED
                                                               --------------------------------    --------------------------------
                                                                          SEPTEMBER 30                      SEPTEMBER 30
                                                               --------------------------------    --------------------------------
                                                                     2002             2001              2002              2001
                                                               --------------    --------------    --------------    --------------

NUMERATOR FOR BASIC NET INCOME PER COMMON SHARE:
   Net income                                                  $       22,751    $       25,076    $       75,712    $       77,494
   Less all preferred share dividends                                  (5,097)           (5,103)          (15,296)          (15,368)
                                                               --------------    --------------    --------------    --------------
   Net income available to common stockholders                 $       17,654    $       19,973    $       60,416    $       62,126
                                                               ==============    ==============    ==============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             13,871            13,793            13,850            13,192
BASIC NET INCOME PER COMMON SHARE                              $         1.27    $         1.45    $         4.36    $         4.71
NUMERATOR FOR DILUTED NET INCOME PER COMMON SHARE:
   Net income                                                  $       22,751    $       25,076    $       75,712    $       77,494
   Less cash dividends paid on antidilutive
     convertible preferred shares (Series B shares)                        --                --                --            (9,981)
                                                               --------------    --------------    --------------    --------------
                                                               $       22,751    $       25,076    $       75,712    $       67,513
                                                               ==============    ==============    ==============    ==============
DENOMINATOR FOR DILUTED NET INCOME PER COMMON SHARE:
   Weighted average common shares outstanding                          13,871            13,793            13,850            13,192
   Net effect of dilutive stock options                                    50                88                59                82
   Net effect of dilutive preferred shares                              5,898             5,863             5,901             2,717
                                                               --------------    --------------    --------------    --------------
                                                                       19,819            19,744            19,810            15,991
                                                               ==============    ==============    ==============    ==============

DILUTED NET INCOME PER COMMON SHARE                            $         1.15    $         1.27    $         3.82    $         4.22

For dilutive net income per share purposes, the Series A and B preferred shares are considered dilutive whenever annualized basic net income per share exceeds each Series' annualized dividend divided by the conversion rate applicable for that period. The Series A preferred shares were dilutive during the periods presented. The Series B preferred shares became dilutive after a new conversion rate went into effect July 2, 2001 (0.3559 common shares for each Series B preferred share converted), even though few actual Series B conversions subsequently occurred because it was uneconomical to convert at the market prices of both the common shares and Series B preferred shares in effect during the ensuing periods.

NOTE 5 -- MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

The Company classifies its mortgage securities and similar investments by collateral type and interest rate characteristics. Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency Securities consist of private mortgage pass-through securities backed primarily by single-family non-conforming residential mortgage loans whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers ("Non-agency Securities"). Commercial mortgage securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower bond classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities ("CMBS") held by the Company at September 30, 2002 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. Commercial loans held by the Company as of September 30, 2002 consist of a loan to a joint venture that holds commercial real estate. The maturity of mortgage securities is directly affected by the rate of principal prepayments on the underlying loans.

Fixed-rate investments have fixed rates of interest and initial expected weighted average lives of greater than 5 years. Medium-term investments either
(i) have fixed rates of interest and initial expected weighted average lives of 5 years or less, (ii) are secured by mortgage loans that have an initial fixed-rate period of 3 or 5 years after origination and then adjust annually based on a specified margin over the 1-year Constant Maturity U.S. Treasury Note Rate ("1-year CMT"), or (iii) are secured by mortgage loans that have initial interest rates that adjust one time, approximately 3 or 5 years after origination, based on a specified margin over Fannie Mae yields for 30-year, fixed-rate commitments at the time of adjustment. Adjustable-rate investments have interest rates that adjust at least annually to more current interest rates. For instance, mortgage loans underlying adjustable-rate mortgage ("ARM") securities either (i) adjust annually based on a specified margin over 1-year CMT, (ii) adjust semiannually based on a specified margin over the 6-month London Interbank Offered Rate ("LIBOR"), or (iii) adjust monthly based on a specific margin over an index such as LIBOR or the Cost of Funds Index as published by the Eleventh District Federal Reserve Bank ("COFI"). Adjustable-rate investments also include investments previously classified as medium-term that have begun adjusting annually based on a specified margin over 1-year CMT. CMBS and commercial loans held as of September 30, 2002 adjust monthly based on a specified margin over 30-day LIBOR. Mortgage securities and similar investments and the related average effective interest rates were as follows (dollars in thousands):

                                                                                                                          AVERAGE
                                    PRINCIPAL         PREMIUMS                             CARRYING         AVERAGE      EFFECTIVE
                                     BALANCE         (DISCOUNT)          BASIS              AMOUNT          COUPON          RATE
                                 ---------------   ---------------   ---------------    ---------------   ------------   ----------
SEPTEMBER 30, 2002                                                                            (a)              (b)            (b)
Agency Securities:
   Fannie Mae/Freddie Mac:
     Fixed-rate                  $         4,027   $            25    $         4,052   $         4,215         10.00%        9.66%
     Medium-term                          16,708              (222)            16,486            17,248          6.00         6.49
     LIBOR/CMT ARMs                    1,196,606            18,292          1,214,898         1,240,443          5.47         4.85
     COFI ARMs                           134,493            (3,891)           130,602           136,342          4.23         5.03
   Ginnie Mae ARMs                       980,890            10,811            991,701         1,005,856          5.69         5.10
                                 ---------------   ---------------   ----------------   ---------------
                                       2,332,724            25,015          2,357,739         2,404,104          5.50         4.99
Non-agency securities(c)                  79,765               786             80,551            81,795          5.39         5.25
CMBS(c)                                  144,818              (429)           144,389           144,723          3.75         4.07
Commercial loans(c)                       39,700                36             39,736            39,736          8.50        10.29
                                 ---------------   ---------------   ----------------   ---------------
                                 $     2,597,007   $        25,408    $     2,622,415   $     2,670,358          5.45         5.04
                                 ===============   ===============   ================   ===============
DECEMBER 31, 2001
Agency Securities:
   Fannie Mae/Freddie Mac:
     Fixed-rate                  $         5,706   $            34    $         5,740   $         5,981         10.00%        9.29%
     Medium-term                          40,559              (149)            40,410            41,544          6.19         6.44
     LIBOR/CMT ARMs                    1,543,867            25,286          1,569,153         1,593,115          6.88         6.59
     COFI ARMs                           167,080            (4,839)           162,241           168,856          5.31         6.45
   Ginnie Mae ARMs                     1,368,551            14,460          1,383,011         1,398,908          6.37         6.40
                                 ---------------   ---------------   ----------------   ---------------
                                       3,125,763            34,792          3,160,555         3,208,404          6.57         6.49
Non-agency securities(c)                  73,040               373             73,413            74,839          6.94         7.58
CMBS(c)                                  172,071              (380)           171,691           171,976          3.69         6.46
                                 ---------------   ---------------   ----------------   ---------------
                                 $     3,370,874   $        34,785    $     3,405,659   $     3,455,219          6.43         6.52
                                 ===============   ===============   ================   ===============


(a) Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 11).

(b) Average Coupon is presented as of the indicated balance sheet date. Average Effective Rate is presented for the quarter then ended, calculated including mortgage insurance costs on non-agency securities and excluding unrealized gains and losses.

(c) As of the indicated dates, these portfolios consisted nearly exclusively of adjustable-rate investments.


In connection with the formation of private mortgage pass-through securities prior to 1995, the Company was required to establish reserve funds available to pay special hazard (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs. The private mortgage pass-through securities were subsequently held as Non-Agency Securities, pledged as CMO collateral or sold to third parties. Included in Prepaids, receivables and other assets are $4.7 million in special hazard reserve funds and $1.2 million of bankruptcy reserve funds associated with $81 million and $85 million of loans outstanding as of September 30, 2002, respectively.

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



                                          SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                          ------------------     -----------------
  Pledged CMO Collateral:
    Pledged mortgage securities            $     1,435,887        $     2,231,354
    Accrued interest receivable                      8,526                 13,329
                                           ---------------        ---------------
                                                 1,444,413              2,244,683
    Unamortized premium                             11,268                 14,860
                                           ---------------        ---------------
                                                 1,455,681              2,259,543
  CMO investments                                    2,810                  2,762
                                           ---------------        ---------------
                                           $     1,458,491        $     2,262,305
                                           ===============        ===============

Pledged mortgage securities are primarily private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. The Company has retained $135,000 of credit risk held in the form of subordinated bonds associated with $101 million of Pledged CMO Collateral outstanding as of September 30, 2002. CMO investments currently consist of subordinated bonds retained by the Company in connection with two 1993 mortgage loan sales that are available to pay special hazard or certain bankruptcy costs associated with $59 million of loans outstanding as of September 30, 2002. The weighted average effective interest rate for total Pledged CMO Collateral was 6.73% during the quarter ended September 30, 2002.

NOTE 7 -- REAL ESTATE HELD FOR LEASE

On May 1, 2002 Capstead acquired six independent senior living facilities wherein the operator of the facility provides the tenants little, if any, medical care and one skilled nursing facility (collectively, the "Properties"). Subsequent to quarter-end, the skilled nursing facility was sold for cash proceeds of approximately $4.1 million, net of selling costs. No gain or loss will be recognized on this transaction. After adjustment for the sale of the skilled nursing facility, the aggregate purchase price of the Properties was $140.0 million including approximately $3.4 million in closing costs and the assumption by Capstead of $19.7 million of related mortgage debt and $101.1 million of tax-exempt bond debt (the "Bonds").

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

The lease agreements negotiated with Brookdale consist of a master lease covering all of the Properties and individual property-level leases (referred to collectively as the "Lease"). The Lease has an initial term of 20 years and provides for two 10-year renewal periods. Beginning at the end of five years, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value or Capstead's original cost, after certain adjustments. Under the terms of the Lease, Brookdale is responsible for paying all expenses associated with the operation of the Properties, including real estate taxes, other governmental charges, insurance, utilities and maintenance, and an amount representing an attractive cash return on Capstead's equity in the Properties after payment of monthly debt service. After an initial three-month rent concession period, the cash return on Capstead's equity is expected to exceed 15% on an annualized basis and is subject to annual increases based upon increases (capped at 3%) in the Consumer Price Index. The Lease qualifies as an operating lease for financial reporting purposes with future minimum rentals expected to exceed $10 million per year. The following table summarizes carrying amounts of the Properties as of September 30, 2002 (in thousands):


Land                                                       $   16,750
Buildings                                                     123,606
Equipment and fixtures                                          3,800
                                                           ----------
                                                              144,156
Accumulated depreciation                                       (1,604)
                                                           ----------
                                                           $  142,552
                                                           ==========

Concurrent with executing the purchase agreements for the Properties, Brookdale also entered into an agreement with AIMCO to acquire from AIMCO $71.4 million of the Bonds held by a tax-exempt bond fund (the "TEB Fund Bonds") for a purchase price of $60.7 million. With Capstead's May 1, 2002 acquisition of the Properties and assumption of the Bonds, Brookdale agreed to release AIMCO from its obligation to deliver the TEB Fund Bonds pursuant to the bond purchase agreement in exchange for which AIMCO paid Brookdale $4.6 million and Brookdale simultaneously entered into a two-year total return swap agreement with respect to the TEB Fund Bonds with a notional swap strike price of $65.4 million. Brookdale posted a $17 million bank letter of credit for the benefit of the swap counterparty to secure its obligations thereunder. The swap counterparty is a financial institution affiliated with the tax-exempt bond fund. Upon termination of the swap, Brookdale is obligated to pay the swap counterparty $65.4 million and will receive an amount equal to the proceeds from either a sale or refinancing of the TEB Fund Bonds, as the case may be.

The Lease contemplates Capstead causing the refinancing of the TEB Fund Bonds through the issuance of new credit-enhanced adjustable-rate tax-exempt bonds to unaffiliated investors. In addition, Capstead agreed to provide credit enhancement on up to $12.0 million of the new bonds by arranging for a letter of credit from a rated lending institution. Brookdale will compensate Capstead for arranging the letter of credit by paying additional base rent. In connection with its assumption of the TEB Fund Bonds, Capstead deposited $8.4 million in mortgage securities with the bond trustee (which securities will be returned to Capstead on the refinancing date). The Company currently expects to complete the refinancing of all of the Bonds by year-end. This refinancing is expected to enhance the value of the Properties by significantly lowering interest costs.

NOTE 8 -- REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS

Repurchase arrangements and similar borrowings, classified by type of collateral, maturities and related weighted average interest rates for the dates indicated, were as follows (dollars in thousands):


                                                   SEPTEMBER 30, 2002         DECEMBER 31, 2001
                                                -----------------------   ------------------------
                                                 BORROWINGS   AVERAGE      BORROWINGS     AVERAGE
                                                OUTSTANDING     RATE      OUTSTANDING      RATE
                                                -----------  ----------   -----------   ----------

Repurchase arrangements:
   Agency Securities (less than 31 days)        $2,173,693         1.79%   $2,999,860         1.88%
   Non-agency Securities
     (less than 31 days)                            41,277         1.86        55,602         2.05
   CMBS (less than 90 days)                        131,327         2.11       151,606         2.23
                                                ----------                 ----------
                                                 2,346,297         1.81     3,207,068         1.90
Commercial bank borrowings                          29,830         4.34            --           --
                                                ----------                 ----------
                                                $2,376,127         1.84    $3,207,068         1.90
                                                ==========                 ==========

Borrowings made under uncommitted repurchase arrangements with investment banking firms pursuant to which the Company pledges Agency and Non-agency Securities as collateral generally have maturities of less than 31 days. Repurchase arrangements with CMBS pledged as collateral generally have longer initial maturities and may feature renewal options. Commercial bank borrowings at September 30, 2002 consist of an adjustable-rate loan that matures in 2005 secured by a commercial loan investment. The terms and conditions of repurchase arrangements and similar borrowings are negotiated on a transaction-by-transaction basis. The weighted average effective interest rate on repurchase arrangements and similar borrowings was 1.84% during the quarter ended September 30, 2002.

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

                                          SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                          ------------------     -----------------

CMOs                                       $     1,433,176        $     2,228,091
Accrued interest payable                             7,795                 12,253
                                           ---------------        ---------------
   Total obligation                              1,440,971              2,240,344
Unamortized premium                                  6,038                  4,671
                                           ---------------        ---------------
                                           $     1,447,009        $     2,245,015
                                           ===============        ===============

Range of average interest rates             2.17% to 9.41%         2.29% to 9.45%
Range of stated maturities                   2008 to 2030           2008 to 2030
Number of series                                   19                     19

The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption, generally at the Company's option, provided that certain requirements specified in the related indenture have been met (referred to as "Clean- up Calls"); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The weighted average effective interest rate for all CMOs was 6.84% during the quarter ended September 30, 2002.

NOTE 10 -- BORROWINGS SECURED BY REAL ESTATE

The components of borrowings secured by real estate and related weighted average interest rates during the quarter ended September 30, 2002, were as follows (dollars in thousands):

                                         SEPTEMBER 30, 2002
                                 --------------------------------
                                  BORROWINGS          AVERAGE
                                  OUTSTANDING          RATE
                                 ---------------   --------------

   Mortgage borrowings           $        19,602       7.92%
   Tax-exempt bonds                      100,842       5.10
                                 ---------------
                                 $       120,444       5.56
                                 ===============

Mortgage borrowings consist of a fixed-rate mortgage secured by one senior living facility that matures in 2009. The tax-exempt bonds are secured by mortgages on five senior living facilities that mature in 2026. The Company anticipates completing the refinancing of these bonds prior to year-end (see
NOTE 7).

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

The fair value of Agency Securities, Non-agency Securities, CMBS and CMO investments were estimated using either (i) quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements, or (ii) offer prices for similar assets or market positions. The fair value of Pledged CMO Collateral was based on projected cash flows, after payment on the related CMOs, determined using market discount rates and prepayment assumptions. The maturity of mortgage assets is directly affected by the rate of principal payments on the underlying mortgage loans and, for Pledged CMO Collateral, Clean-up Calls of the remaining CMOs outstanding. Commercial loans and other investments not held in the form of debt or equity securities are excluded from these disclosures.

The following tables summarize fair value disclosures for available-for-sale debt securities (in thousands):


                                                                             GROSS           GROSS
                                          COST           UNREALIZED        UNREALIZED        FAIR
                                          BASIS            GAINS             LOSSES          VALUE
                                      --------------   --------------   --------------   --------------

AS OF SEPTEMBER 30, 2002
Agency Securities:
   Fixed-rate                         $        1,751   $          163   $           --   $        1,914
   Medium-term                                16,486              762               --           17,248
   ARMs                                    2,337,201           45,453               13        2,382,641
                                      --------------   --------------   --------------   --------------
                                           2,355,438           46,378               13        2,401,803
Non-agency Securities                         80,024            1,244               --           81,268
CMBS                                         144,389              334               --          144,723
CMO collateral and investments                30,612              874               25           31,461
                                      --------------   --------------   --------------   --------------

                                      $    2,610,463   $       48,830   $           38   $    2,659,255
                                      ==============   ==============   ==============   ==============


                                                                           GROSS            GROSS
                                          COST          UNREALIZED       UNREALIZED         FAIR
                                          BASIS           GAINS            LOSSES           VALUE
                                      --------------   --------------   --------------   --------------


AS OF DECEMBER 31, 2001
Agency Securities:
   Fixed-rate                         $        2,596   $          241   $           --   $        2,837
   Medium-term                                40,410            1,134               --           41,544
   ARMs                                    3,114,405           46,680              206        3,160,879
                                      --------------   --------------   --------------   --------------
                                           3,157,411           48,055              206        3,205,260
Non-agency Securities                         72,458            1,426               --           73,884
CMBS                                         171,691              285               --          171,976
CMO collateral and investments                44,644            1,491               38           46,097
                                      --------------   --------------   --------------   --------------
                                      $    3,446,204   $       51,257   $          244   $    3,497,217
                                      ==============   ==============   ==============   ==============

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Agency Securities and Non-agency Securities. Fair value disclosures for debt securities held-to-maturity were as follows (in thousands):


                                                        GROSS            GROSS
                                      COST           UNREALIZED        UNREALIZED           FAIR
                                      BASIS             GAINS            LOSSES             VALUE
                                 ---------------   ---------------   ---------------   ---------------

AS OF SEPTEMBER 30, 2002
Released CMO Collateral:
  Agency Securities              $         2,301   $           209   $            --   $         2,510
  Non-agency Securities                      527                54                --               581
Pledged CMO Collateral                 1,427,030               979             6,165         1,421,844
                                 ---------------   ---------------   ---------------   ---------------
                                 $     1,429,858   $         1,242   $         6,165   $     1,424,935
                                 ===============   ===============   ===============   ===============

AS OF DECEMBER 31, 2001
Released CMO Collateral:
  Agency Securities              $         3,144   $           285   $            --   $         3,429
  Non-agency Securities                      955                88                --             1,043
Pledged CMO Collateral                 2,216,208             1,455            10,084         2,207,579
                                 ---------------   ---------------   ---------------   ---------------
                                 $     2,220,307   $         1,828   $        10,084   $     2,212,051
                                 ===============   ===============   ===============   ===============

Sales of released CMO collateral classified as held-to-maturity occasionally occur provided the collateral has paid down to within 15% of its original issuance amounts. Dispositions of debt securities were as follows (in thousands):



                                                                 QUARTER ENDED               NINE MONTHS ENDED
                                                          ---------------------------   ---------------------------
                                                                 SEPTEMBER 30                   SEPTEMBER 30
                                                          ---------------------------   ---------------------------
                                                              2002          2001             2002            2001
                                                          ------------   ------------   ------------   ------------

Sale of securities held available-for-sale:
   Amortized cost                                         $         --   $         --   $         --   $    474,441
   Gain                                                             --             --             --          6,210
Sale of released CMO collateral held-to-maturity:
   Amortized cost                                                   --         15,013             --         74,849
   Gain                                                             --            292             --            931

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

                                                           QUARTER ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30                    SEPTEMBER 30
                                                     ----------------------------    ----------------------------
                                                         2002            2001            2002            2001
                                                     ------------    ------------    ------------    ------------

Net income                                           $     22,751    $     25,076    $     75,712    $     77,494
                                                     ------------    ------------    ------------    ------------
Other comprehensive income (loss):
   Unrealized gain on Derivatives
     held as cash flow hedges:
     Initial gain upon adoption of SFAS 133                    --              --              --           1,365
     Change in unrealized gain during period                   --             (17)            (58)           (335)
     Reclassification adjustment for amounts
       included in net income                                 (52)            (11)           (177)            (35)
                                                     ------------    ------------    ------------    ------------
                                                              (52)            (28)           (235)            995
   Unrealized gain on debt securities:
     Change in unrealized gain during period                1,913          10,693          (2,221)         41,625
     Reclassification adjustment for gain
       included in net income                                  --              --              --          (6,210)
                                                     ------------    ------------    ------------    ------------
         Other comprehensive income (loss)                  1,861          10,665          (2,456)         36,410
                                                     ------------    ------------    ------------    ------------
Comprehensive income                                 $     24,612    $     35,741    $     73,256    $    113,904
                                                     ============    ============    ============    ============


NOTE 13 -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and weighted average interest rates pertaining to the Company's investments in financial assets (excludes investments in real estate and related borrowings) (dollars in thousands):

                                                                           QUARTER ENDED SEPTEMBER 30
                                                     ----------------------------------------------------------------------
                                                                     2002                            2001
                                                     ---------------------------------    ---------------------------------
                                                          AMOUNT           AVERAGE            AMOUNT            AVERAGE
                                                     ---------------   ---------------    ---------------   ---------------
Interest income:
   Mortgage securities and similar investments       $        34,866         5.04%        $        61,033         6.24%
   CMO collateral and investments                             26,316         6.73                  47,160         7.16
                                                     ---------------                      ---------------
     Total interest income                                    61,182                              108,193
                                                     ---------------                      ---------------
Interest expense:
   Repurchase arrangements and similar
     borrowings                                               11,886         1.84                  34,001         3.64
   CMO borrowings                                             26,594         6.84                  47,209         7.21
                                                     ---------------                      ---------------
     Total interest expense                                   38,480                               81,210
                                                     ---------------                      ---------------
                                                     $        22,702                      $        26,983
                                                     ===============                      ===============


                                                                          NINE MONTHS ENDED SEPTEMBER 30
                                                     ----------------------------------------------------------------------
                                                                  2002                                 2001
                                                     ---------------------------------    ---------------------------------
                                                         AMOUNT           AVERAGE             AMOUNT            AVERAGE
                                                     ---------------   ---------------    ---------------   ---------------

Interest income:
   Mortgage securities and similar investments       $       120,701        5.32%         $       222,630        6.69%
   CMO collateral and investments                             94,446        6.98                  155,355        7.27
                                                     ---------------                      ---------------
     Total interest income                                   215,147                              377,985
                                                     ---------------                      ---------------
Interest expense:
   Repurchase arrangements and similar
     borrowings                                               38,897        1.84                  144,832        4.69
   CMOs borrowings                                            95,559        7.11                  155,182        7.30
                                                     ---------------                      ---------------
     Total interest expense                                  134,456                              300,014
                                                     ---------------                      ---------------
                                                     $        80,691                      $        77,971
                                                     ===============                      ===============

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):


                                                             QUARTER ENDED SEPTEMBER 30, 2002
                                                       --------------------------------------------
                                                           RATE*          VOLUME*          TOTAL
                                                       ------------    ------------    ------------

Interest income:
   Mortgage securities and similar investments         $    (10,285)   $    (15,882)   $    (26,167)
   CMO collateral and investments                            (2,725)        (18,119)        (20,844)
                                                       ------------    ------------    ------------
     Total interest income                                  (13,010)        (34,001)        (47,011)
                                                       ------------    ------------    ------------
Interest expense:
   Repurchase arrangements and similar
     borrowings                                             (13,652)         (8,463)        (22,115)
   CMO borrowings                                            (2,300)        (18,315)        (20,615)
                                                       ------------    ------------    ------------
     Total interest expense                                 (15,952)        (26,778)        (42,730)
                                                       ------------    ------------    ------------
                                                       $      2,942    $     (7,223)   $     (4,281)
                                                       ============    ============    ============



                                                            NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                       --------------------------------------------
                                                           RATE*          VOLUME*          TOTAL
                                                       ------------    ------------    ------------

   Interest income:
      Mortgage securities and similar investments      $    (39,890)   $    (62,039)   $   (101,929)
      CMO collateral and investments                         (6,016)        (54,893)        (60,909)
                                                       ------------    ------------    ------------
        Total interest income                               (45,906)       (116,932)       (162,838)
                                                       ------------    ------------    ------------
   Interest expense:
      Repurchase arrangements and similar
        borrowings                                          (69,680)        (36,255)       (105,935)
      CMO borrowings                                         (3,943)        (55,680)        (59,623)
                                                       ------------    ------------    ------------
        Total interest expense                              (73,623)        (91,935)       (165,558)
                                                       ------------    ------------    ------------
                                                       $     27,717    $    (24,997)   $      2,720
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

NOTE 15 -- TRANSACTIONS WITH AFFILIATES

Fortress is Capstead's largest stockholder controlling over 26% of the Company's outstanding common shares. Through a management contract, Fortress provides the services of Mr. Edens as Capstead's chairman and chief executive and of other individuals as necessary to perform support services for Mr. Edens. Under the terms of this contract, Fortress is entitled to a $375,000 base annual fee and a cash management incentive fee. Included in Other operating expense is $281,250 of base fees paid to Fortress for services rendered during the nine months ended September 30, 2002 and 2001, respectively. Fortress' management incentive fee is included in Management and affiliate incentive fee and is based on the Company's expected performance against predetermined benchmarks established by members of the Board of Directors independent of Fortress. See NOTE 7 for more information on Fortress and Mr. Edens and Fortress' affiliation with Brookdale, which has leased Capstead's recently acquired Properties.

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

MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

As of September 30, 2002, mortgage securities and similar investments consisted primarily of adjustable-rate mortgage ("ARM") Agency Securities (see "NOTE 5" to the accompanying consolidated financial statements for discussion of how the Company classifies its mortgage securities and similar investments). Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency Securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers ("Non-agency Securities"). In connection with the formation of private mortgage pass-through securities prior to 1995, the Company was required to establish reserve funds available to pay special hazard (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs. The private mortgage pass-through securities were subsequently held as Non-agency Securities, CMO collateral or sold to third parties. Included in Prepaids, receivables and other assets are $4.7 million in special hazard reserve funds and $1.2 million of bankruptcy reserve funds associated with $81 million and $85 million of loans outstanding as of September 30, 2002, respectively. Commercial mortgage-backed securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities ("CMBS") held by the Company at September 30, 2002 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. Commercial loans held by the Company at September 30, 2002 consist of a loan to a joint venture that holds commercial real estate (see "Risks Associated With Credit-Sensitive Investments").

Mortgage securities are financed under repurchase arrangements with investment banking firms pursuant to which the portfolios are pledged as collateral. Capstead financed its commercial loan investment with a loan from a commercial bank. Should the Company acquire additional financial assets that are not mortgage-backed securities, similar financing arrangements with other parties, such as commercial banks, may be employed (see "Liquidity and Capital Resources").

The Company's portfolio of mortgage securities and similar investments declined during the nine months ended September 30, 2002 to $2.7 billion from $3.5 billion at December 31, 2001, primarily as a result of portfolio runoff caused by mortgage prepayments. Although still at elevated levels, mortgage prepayment rates moderated during the first nine months of 2002 as interest rates on most of the mortgage loans underlying the Company's ARM securities have reset to levels at or below current interest rates on fixed-rate mortgage loans, reducing or eliminating the advantage for these homeowners to refinance. Prepayments should continue to moderate as the remaining loans reset to lower levels. Acquisitions during 2002 have been limited to $74.8 million of CMBS and commercial loans, $29.4 million of ARM securities released from "sold CMO" indentures, and $140.0 million of senior living properties (see "CMO Collateral and Investments" and "Real Estate Held for Lease"). To the extent the proceeds of mortgage prepayments and other maturities are not reinvested or cannot be reinvested at a rate of return on invested capital at least equal to the return earned on previous investments, earnings may decline. The future size and composition of the Company's investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability of suitable investments at attractive pricing. (see "Effects of Interest Rate Changes").

The following yield and cost analysis illustrates results achieved during the third quarter 2002 for components of the mortgage securities and similar investments portfolio and anticipated fourth quarter 2002 asset yields and borrowing rates based on interest rates in effect on November 7, 2002 (dollars in thousands):




                                       3RD QUARTER AVERAGE              AS OF SEPTEMBER 30, 2002
                             -------------------------------------  --------------------------------
                                                                                                         PROJECTED        LIFETIME
                                                ACTUAL      ACTUAL     PREMIUMS                         4TH QUARTER     PREPAYMENT
                                 BASIS        YIELD/COST    RUNOFF    (DISCOUNTS)           BASIS        YIELD/COST     ASSUMPTIONS
                             --------------   ----------    ------  --------------    --------------    -----------     -----------
                                   (a)                                                      (a)             (b)              (b)

Agency Securities:
  Fannie Mae/Freddie Mac:
     Fixed-rate              $        4,171     9.66%         24%   $           25    $        4,052        9.56%            25%
     Medium-term                     18,682     6.49          47              (222)           16,486        6.68             30
     ARMs:
       LIBOR/CMT                  1,268,166     4.85          26            18,292         1,214,898        4.37             40
       COFI                         135,358     5.03          21            (3,891)          130,602        5.01             20
  Ginnie Mae ARMs                 1,050,390     5.10          33            10,811           991,701        4.74             26
                             --------------                         --------------    --------------
                                  2,476,767     4.99          29            25,015         2,357,739        4.58             33

Non-agency Securities                83,381     5.25          21               786            80,551        5.46             35

CMBS and other
  commercial loans                  198,745     5.56          27              (393)          184,125        4.96             --
                             --------------                         --------------    --------------
                                  2,758,893     5.04          29    $       25,408         2,622,415        4.64             31
                                                                    ==============

Borrowings                        2,533,169     1.84                                       2,376,127        1.65
                             --------------                                           --------------
Capital employed/
  financing spread           $      225,724     3.20                                  $      246,288        2.99
                             ==============                                           ==============

Return on assets(c)                             3.32                                                        3.14

(a) Basis represents the Company's investment before unrealized gains and losses. Actual asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b) Projected annualized yields for the fourth quarter of 2002 reflect ARM coupon resets and lifetime prepayment assumptions as adjusted for expected prepayments for this quarter only, as of November 7, 2002. Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) ARM coupon resets, (iii) actual prepayments and (iv) any changes in lifetime prepayment assumptions.

(c) The Company generally uses its liquidity to pay down borrowings. Return on assets is calculated on an annualized basis assuming the use of this liquidity to reduce borrowing costs (see "Utilization of Capital and Potential Liquidity").

The overall yield earned on this portfolio averaged 5.04% during the third quarter of 2002, a decline of 82 basis points from an average yield of 5.86% earned during the fourth quarter of 2001. Yields on ARM securities fluctuate as coupon interest rates on the underlying mortgage loans reset to reflect current interest rates and are expected to continue to decline in the coming quarters. For example, if interest rates stabilize at rates in effect on November 7, 2002, the average yield on the portfolio could decline approximately 109 basis points by the third quarter of 2003. Actual yields will depend on portfolio composition as well as fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments (see "Effects of Interest Rate Changes").

Average rates on the Company's borrowings secured by mortgage securities and similar investments were 1.84% during the third quarter of 2002. Having benefited from reductions in the Federal Funds Rate totaling 475 basis points during 2001, short-term interest rates have been relatively stable during the first three quarters of 2002. With the action taken by the Federal Reserve on November 6, 2002 to reduce the Federal Funds Rate by an additional 50 basis points, the Company's borrowing rates should decline by approximately 45 basis points over the next two quarters, although this decline is not expected to offset the effects on earnings of declining portfolio yields and balances. The Company's borrowing rates depend on actions by the Federal Reserve to change short-term interest rates, market expectations of future changes in short-term interest rates and the extent of changes in financial market liquidity (see "Effects of Interest Rate Changes").

CMO COLLATERAL AND INVESTMENTS

Since exiting the residential mortgage loan conduit business in 1995, Capstead has maintained finance subsidiaries with capacity to issue CMOs and other securitizations backed by single-family residential mortgage loans. From time to time, the Company may purchase mortgage loans from originators or conduits, place these loans into private mortgage pass-through securities and issue CMOs or other securities backed by these securities. The Company may or may not retain a significant residual economic interest in these securitizations. Most of the Company's securitizations have been afforded financing accounting treatment with the related collateral recorded as pledged CMO collateral and the outstanding bonds recorded as CMO liabilities (referred to as "financed CMOs"). Other securitizations issued by the Company in 1993 and prior were treated as sales transactions (referred to as "sold CMOs"). During 2001 and 2002, the Company has not issued any CMOs. From time to time, the Company exercises its right to redeem previously issued CMOs (referred to as "clean-up calls") and either sell or hold the released collateral for investment. Early in 2002, the Company exercised clean-up calls related to two sold CMOs acquiring $29.4 million of ARM securities released from the related indentures.

Credit risk associated with pledged CMO collateral is borne by AAA-rated private mortgage insurers or by subordinated bonds usually sold to investors. The Company has retained $135,000 of credit risk held in the form of subordinated bonds associated with $101 million of pledged CMO collateral outstanding as of September 30, 2002. In addition, Capstead retained $2.8 million of subordinated bonds in connection with two sold CMOs that are available to pay special hazard costs or certain bankruptcy costs associated with $59 million of loans outstanding as of September 30, 2002. Other than clean-up call rights, the Company does not hold any other interests in sold CMOs.

CMO collateral and investments, net of related bonds, was $11.5 million at September 30, 2002, down from $17.3 million at December 31, 2001. Included in this net investment are $5.2 million of remaining CMO collateral premiums (net of CMO bond premiums). Similar to premiums on other financial assets, CMO collateral and bond premiums are amortized to income as CMO collateral yield or bond expense adjustments based on both actual prepayments and lifetime prepayment assumptions (see "Effects of Interest Rate Changes").

REAL ESTATE HELD FOR LEASE

On May 1, 2002 Capstead closed on its first direct investment in real estate, a portfolio of seven senior living properties in five states (the "Properties"). Six of the seven Properties are primarily independent senior living facilities wherein the operator of the facility provides the tenants little, if any, medical care. The smallest property in the portfolio is primarily a skilled nursing facility that was sold October 31, 2002. No gain or loss will be recognized on this transaction. The acquisition of the Properties is in keeping with the Company's strategy of making suitable real estate-related investments intended to produce attractive returns over the long term, with less sensitivity to changes in interest rates than most investments in residential mortgage-backed securities. The following table summarizes the properties acquired:

                                                                                                       YEAR
             PROPERTY                      LOCATION                UNITS              OCCUPANCY       OPENED
   ---------------------------        -----------------     ------------------      ------------    ----------
                                                                       (a)                (b)

   Chambrel at Roswell                 Roswell, GA           280 (256 IL; 24 AL)        92.2%          1987
   Chambrel at Pinecastle              Ocala, FL             161 (120 IL; 41 AL)        95.8           1986
   Chambrel at Island Lake             Longwood, FL          269 (229 IL; 40 AL)        96.4           1985
   Chambrel at Montrose                Akron, OH             168 (136 IL; 32 AL)        93.7           1987
   Windsong at Chambrel(c)             Akron, OH              83  (75 SNF; 8 AL)        75.7           1997
   Chambrel at Williamsburg            Williamsburg, VA      256 (201 IL; 55 AL)        97.5           1987
   Chambrel at Club Hill               Garland, TX           260 (192 IL; 68 AL)        89.7           1987
       Total                                    1,477 (1,134 IL; 268 AL; 75 SNF)        93.1


(a) IL refers to Independent Living units, AL refers to Assisted Living units and SNF refers to Skilled Nursing Facility units.

(b)      As of September 2002.

(c)      Sold October 31, 2002 for net proceeds of approximately $4.1 million.

The aggregate purchase price of the Properties (after adjustment for the October 31, 2002 sale of the skilled nursing facility) was $140.0 million including the assumption by Capstead of $19.7 million of related mortgage debt and $101.1 million of tax-exempt bond debt (the "Bonds"). The Properties were acquired from an affiliate of Apartment Investment and Management Company ("AIMCO") pursuant to a purchase contract negotiated by a subsidiary of Brookdale Living Communities, Inc. (collectively with its subsidiaries, "Brookdale"), and assigned to Capstead. Brookdale, an owner, operator, developer and manager of senior living facilities, is a majority-owned affiliate of Fortress Investment Group, LLC (together with its affiliates, "Fortress"). Fortress is Capstead's largest stockholder and Wesley R. Edens (Fortress' Chairman of the Board and Chief Executive Officer) serves as Capstead's chairman and chief executive.

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

The Lease contemplates Capstead causing the refinancing of $71.4 million of the Bonds held by a tax-exempt bond fund (the "TEB Fund Bonds") through the issuance of new credit-enhanced adjustable-rate tax-exempt bonds. In addition, Capstead agreed to provide credit enhancement on up to $12.0 million of the new bonds by arranging for a letter of credit from a rated lending institution. Brookdale will compensate Capstead for arranging the letter of credit by paying additional base rent. In connection with its assumption of the TEB Fund Bonds, Capstead deposited $8.4 million in mortgage securities with the bond trustee (which securities will be returned to Capstead on the refinancing date). The Company currently expects to complete the refinancing of all of the Bonds by year-end. This refinancing is expected to enhance the value of the Properties by significantly lowering interest costs.

BOOK VALUE PER COMMON SHARE

At September 30, 2002 book value per common share was $14.34, compared to $14.59 at December 31, 2001, (calculated excluding the $1.32 third quarter 2002 common dividend declared October 18, 2002, and assuming redemption of the Series A and B preferred shares). The decline in book value since year end primarily reflects the impact of the decline in size of the Company's investment portfolios that consist primarily of mortgage-backed securities classified as held available-for-sale and marked-to-market through stockholders' equity. The market value of these investments can be expected to continue to decline with runoff and to fluctuate with changes in interest rates and market liquidity, and such changes will be reflected in book value per common share. Book value will also be affected by other factors, including the level of dividend distributions and depreciation charges on net-leased real estate; however, temporary changes in market values of investments not held in the form of debt or equity securities generally will not affect book value.

UTILIZATION OF CAPITAL AND POTENTIAL LIQUIDITY

The Company's utilization of capital and potential liquidity as of September 30, 2002 were as follows (in thousands):

                                                                                    CAPITAL         POTENTIAL
                                                 ASSETS        BORROWINGS           EMPLOYED        LIQUIDITY
                                             -------------    -------------       -------------   -------------
                                                                                                       (a)

Mortgage securities and similar
   investments:

     Agency Securities                       $   2,404,104    $   2,173,693       $     230,411   $     160,256
     Non-agency Securities                          81,795           41,277              40,518          38,865
     CMBS and other commercial loans               184,459          161,157              23,302          (3,327)
                                             -------------    -------------       -------------   -------------
                                                 2,670,358        2,376,127             294,231         195,794
CMO collateral and investments                   1,458,491        1,447,009              11,482              --
Real estate held for lease                         142,552          120,444              22,108           4,100
                                             -------------    -------------       -------------   -------------
                                             $   4,271,401    $   3,943,580             327,821         199,894
                                             =============    =============
Other assets, net of other liabilities                                                   92,308          58,733(b)
Third quarter common dividend(c)                                                        (18,360)        (18,360)
                                                                                  -------------   -------------
                                                                                  $     401,769   $     240,267
                                                                                  =============   =============

(a) Based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of September 30, 2002 (see "Liquidity and Capital Resources"). Also includes proceeds from the October 31, 2002 sale of the Windsong skilled nursing facility.

(b)      Represents cash and cash equivalents.

(c) The third quarter common dividend was declared October 18, 2002 and is payable November 20, 2002 to stockholders of record as of November 7, 2002.

The Company generally finances its mortgage securities and similar investments with investment banking firms with repurchase arrangements and similar borrowings (see "Liquidity and Capital Resources"). CMO collateral is pledged to secure CMO bonds. Real estate held for lease is financed by long-term borrowings. Liquidity is affected by, among other things, changes in market value of assets pledged under borrowing arrangements, principal prepayments and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of financial leverage will be dependent upon many factors, including the size and composition of the Company's investment portfolios (see "Liquidity and Capital Resources" and "Effects of Interest Rate Changes").

RESULTS OF OPERATIONS

Comparative net operating results (interest income or lease revenue, net of related interest expense and, in the case of CMO administration, related direct and indirect operating expense) by source were as follows (in thousands, except per share amounts):

                                                                   QUARTER ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30                     SEPTEMBER 30
                                                       --------------------------------    --------------------------------
                                                            2002              2001             2002               2001
                                                       --------------    --------------    --------------    --------------

Mortgage securities and similar investments:
  Agency Securities                                    $       20,247    $       25,722    $       74,127    $       71,490
  Non-agency Securities                                           890               753             3,059             4,514
  CMBS and other commercial loans                               1,762               486             4,363             1,559
CMO collateral and investments                                   (341)             (182)           (1,326)             (384)
                                                       --------------    --------------    --------------    --------------
    Net margin on financial assets                             22,558            26,779            80,223            77,179
Real estate held for lease:
  Lease revenue after related interest expense                  1,301                --             2,192                --
  Real estate depreciation                                       (962)               --            (1,604)               --
                                                       --------------    --------------    --------------    --------------
    Net margin on real estate held for lease                      339                --               588                --
                                                       --------------    --------------    --------------    --------------
Other revenue (expense):
  Gain on asset sales                                           1,901               292             1,901             7,141
  CMO administration and other                                    914               683             2,114             3,014
  Management and affiliate incentive fee                       (1,623)           (1,404)           (4,847)           (5,775)
  Other operating expense                                      (1,338)           (1,274)           (4,267)           (4,065)
                                                       --------------    --------------    --------------    --------------
    Total other revenue (expense)                                (146)           (1,703)           (5,099)              315
                                                       --------------    --------------    --------------    --------------

Net income                                             $       22,751    $       25,076    $       75,712    $       77,494
                                                       ==============    ==============    ==============    ==============
Net income per common share:
  Basic                                                $         1.27    $         1.45    $         4.36    $         4.71
  Diluted                                                        1.15              1.27              3.82              4.22
  Operating *                                                    1.19              1.40              4.27              3.92


* Capstead reports operating income per common share calculated after excluding depreciation on real estate, gain on asset sales and the dilutive effects of the Series B preferred shares. As such, operating income represents a measure of the amount of funds generated by operations, which may, at the discretion of Capstead's Board of Directors, be used for reinvestment or distributed to common stockholders as dividends. Depreciation on real estate, although an expense deductible for federal income tax purposes and therefore an item that reduces Capstead's REIT distribution requirements, is added back to arrive at operating income because it is a noncash expense. Gains are excluded because they are considered non-operating in nature. Operating income per share excludes the dilutive effects of the Series B preferred shares because it is not economically advantageous to convert these shares at the current market prices of both the common shares and Series B preferred shares.

The earning capacity of Capstead's financial asset portfolios is influenced by the overall size and composition of the portfolios, the relationship between short- and long-term interest rates (the "yield curve") and the extent the Company continues to invest its liquidity in these portfolios. During 2001 and thus far in 2002, the Company has not added significantly to these portfolios while runoff has been relatively high resulting in declining financial asset portfolio balances. Financial assets that have been acquired during this time period have primarily consisted of adjustable-rate CMBS and other commercial loans, the earnings from which are less sensitive to changes in interest rates. In addition, in May 2002 the Company made its first direct investment in real estate that is net-leased on a long-term basis. Under the terms of the Lease, changes in interest rates on the related debt are the responsibility of the lessee. See "Financial Condition - Mortgage Securities and Similar Investments" and "Real Estate Held For Lease" for further discussion of the current operating environment and the Company's goals regarding redeploying capital made available by portfolio runoff.

Net margins on financial assets and related financing spreads (the difference between yields earned on investments and the rates charged on related borrowings) continue to benefit from actions taken by the Federal Reserve during 2001 to aggressively lower short-term interest rates, which resulted in significantly lower interest rates on the Company's borrowings. However, lower interest rates have also led to declining yields on the Company's adjustable-rate assets and declining portfolio balances primarily caused by higher mortgage prepayment rates. Net margins and spreads are expected to continue declining as yields on the Company's ARM securities continue resetting lower and portfolio balances continue declining because of scheduled principal payments, maturities and relatively high mortgage prepayments (see "Effects of Interest Rate Changes").

Agency Securities remained the primary contributor to operating results during the quarter and nine months ended September 30, 2002; however, the impact of lower yields and a significantly lower average outstanding portfolio was evident in the current quarter results, which were less than the same period in 2001 despite lower borrowing rates. Year-to-date results still outpaced the prior year. Yields for this portfolio averaged 4.99% and 5.32% during the quarter and nine months ended September 30, 2002, compared to 6.22% and 6.66% during the same periods in 2001, while borrowing rates averaged 1.79% and 1.80% during the quarter and nine months ended September 30, 2002 compared to 3.63% and 4.69% during the same periods in 2001. The average outstanding Agency Securities portfolio was $2.5 billion and $2.7 billion during the quarter and nine months ended September 30, 2002 compared to $3.8 billion and $4.3 billion during the same periods in 2001.

Non-agency Securities contributed more to operating results during the current quarter while contributing less during the nine months ended September 30, 2002 than in the same periods in 2001 primarily because of differences between periods in how much of the Company's liquidity was invested in this portfolio. During 2002 the Company has consistently invested approximately $40 million of its liquidity in this portfolio. This contrasts with the quarter ended September 20, 2001 when only $9 million of liquidity was invested in this portfolio and the first six months of 2001 when the portfolio was funded almost entirely with equity. Yields for this portfolio (calculated including mortgage insurance costs) were lower averaging 5.25% and 5.71% during the quarter and nine months ended September 30, 2002, compared to 7.18% and 7.82% during the same periods in 2001, while borrowing rates averaged 1.87% and 1.92% in 2002 compared to 3.67% and 3.81% in 2001. The average outstanding portfolio was $83 million and $88 million during the quarter and nine months ended September 30, 2002 compared to $77 million and $90 million during the same periods in 2001. Borrowings averaged $43 million and $48 million in 2002 compared to $68 million and $26 million in 2001.

CMBS and other commercial loans contributed more to operating results during the quarter and nine months ended September 30, 2002 than in the same periods in 2001 primarily because of over

$175 million in portfolio additions since the fourth quarter of 2001. Third quarter results include $388,000 earned on a $15 million participation in a secured loan acquired early in the quarter and subsequently sold (see below). The average outstanding portfolio was $199 million during both the quarter and nine months ended September 30, 2002 compared to $72 million during the same periods in 2001. Borrowings averaged $166 million and $170 million during the quarter and nine months ended September 30, 2002 compared to $60 million and $61 million during the same periods in 2001. The portfolio yielded 5.56% and 5.01% during the quarter and nine months ended September 30, 2002 while borrowing rates averaged 2.50% and 2.48% producing financing spreads of 3.06% and 2.53%. This compares with yields of 6.19% and 7.22% and borrowing rates of 4.24% and 5.22% for spreads of 1.95% and 2.00% during the same periods in 2001. Because this portfolio currently consists of adjustable-rate assets secured by borrowings with similar interest rate adjustment features, future changes in short-term interest rates should have little effect on financing spreads.

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

Real estate held for lease results reflect ownership of these properties since May 1, 2002 (see "Financial Condition - Real Estate Held For Lease"). Revenue recognized through July 2002 consisted of accruals under a three-month rent concession. Cash lease payments began in August 2002.

Gain on asset sales in the current quarter reflects the sale of a recently acquired $15 million participation in a one-year secured loan for a gain of $1.9 million. This gain effectively accelerated into the current quarter much of what would have been earned on this particular investment over the next year had it been held to maturity.

CMO administration revenue continues to trend lower primarily because a declining portfolio of CMOs for which the Company provides administrative services. As these CMOs pay down, related fee income is expected to decline. Other revenue benefited from better than anticipated settlements of liabilities related to the Company's 1998 sale of its servicing operation.

Management and affiliate incentive fee accruals reflect current year expectations for the amount the Company's performance will exceed predetermined benchmarks established by members of the Board of Directors that are independent of Fortress.

LIQUIDITY AND CAPITAL RESOURCES

Capstead's primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on mortgage securities and similar investments. Other sources of funds include proceeds from other borrowing arrangements, proceeds from asset sales, payments received on real estate held for lease, and excess cash flows on CMO collateral and investments. The Company generally uses its liquidity to pay down borrowings to reduce borrowing costs. The table included under "Financial Condition - Utilization of Capital and Potential Liquidity" illustrates additional funds potentially available to the Company as of September 30, 2002. The Company currently believes that it has ample liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead's continued qualification as a REIT. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

Borrowings under repurchase arrangements secured by Agency Securities and Non-agency Securities generally have maturities of less than 31 days. These borrowings totaled approximately $2.2 billion at September 30, 2002. Capstead has uncommitted repurchase facilities with investment banking firms to finance these investments, subject to certain conditions. Interest rates on these borrowings are generally based on 30-day London Interbank Offered Rate ("LIBOR") rates and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries (see "Effects of Interest Rate Changes").

Borrowings under repurchase arrangements with investment banking firms secured by CMBS and from commercial banks secured by investments in commercial loans more closely match the interest rate adjustment features of these investments such that the Company anticipates it can earn more consistent financing spreads and, as a result, experience less interest rate volatility than experienced with investments in Agency Securities. These borrowings, which generally have longer initial maturities than borrowings secured by Agency Securities and may feature renewal options, totaled approximately $161 million at September 30, 2002. Should Capstead make significant additional investments in credit-sensitive assets, it is anticipated that it will attempt to lessen interest rate volatility in a similar fashion or through the use of derivative financial instruments ("Derivatives") such as interest rate swaps (see "Effects of Interest Rate Changes" and "Risks Associated With Credit-Sensitive Investments").

CMO borrowings totaled approximately $1.4 billion at September 30, 2002 and are secured by CMO collateral pledged to the related indentures. As such, recourse is limited to this collateral and therefore has a limited impact on Capstead's liquidity and capital resources. The maturity of each CMO series is affected by mortgage prepayments and clean-up calls.

With its acquisition of senior living properties during the second quarter of 2002, Capstead assumed approximately $20 million in mortgage financing from a commercial bank that matures in 2009 and $101 million in tax-exempt bond debt that matures in 2026. The tax-exempt bonds are expected to be refinanced prior to year-end (see "Financial Condition - Real Estate Held For Lease").

EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

The Company performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All financial assets and Derivatives held, if any, are included in this analysis. The sensitivity of components of Other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. The model incorporates management assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for purposes of amortizing investment and liability premiums and discounts. These assumptions are developed through a combination of historical analysis and future expected pricing behavior.

As of September 30, 2002, Capstead had the following estimated earnings sensitivity profile (dollars in thousands):

                                            10-YEAR
                                 30-DAY       U.S.
                                  LIBOR     TREASURY
                                  RATE        RATE                       IMMEDIATE CHANGE IN:*
                               ----------  ----------       ----------------------------------------------------

30-day LIBOR rate                                           Down 1.00%       Down 1.00%    Flat        Up 1.00%
10-year U.S. Treasury rate                                  Down 1.00%         Flat      Up 1.00%      Up 1.00%
Projected 12-month
   earnings change:**
   September 30, 2002              1.81%        3.60%       $  9,678        $13,253       $2,434       $(10,801)
   December 31, 2001               1.87         5.05          12,380         18,023        3,196        (14,771)

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

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may affect Capstead's earnings in various ways. Earnings currently depend, in part, on the difference between the interest received on mortgage securities and similar investments, and the interest paid on related borrowings, which are generally based on 30-day LIBOR. The resulting financing spread may be reduced or even turn negative in a rising short-term interest rate environment. Because the mortgage securities and similar investments portfolio consists primarily of ARM securities, the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on the underlying ARM loans, which reset periodically based on underlying indices (generally 1-year CMT rates). Since only a portion of the ARM loans underlying these securities reset each month, and the terms of an ARM loan generally limit the amount of such increases during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans contributing to lower or even negative financing spreads. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively effect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company's borrowing rates, earnings could be adversely affected. The Company may invest in Derivatives from time to time as a hedge against rising interest rates on a portion of its short-term borrowings. At September 30, 2002, the Company did not own any Derivatives as a hedge against rising short-term interest rates.

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

o An owner cannot be assured that lessees will elect to renew their leases when the terms expire. If a lessee does not renew its lease or otherwise defaults on its lease obligations, there is no assurance the owner can obtain a substitute lessee on acceptable terms. If the owner cannot obtain another qualified operator to lease a property, the owner may be required to modify the property for a different use, which may involve significant capital expenditures and delays in re-leasing the property.

o The risk that lessees will not perform under their leases, reducing the owner's income from the leases or requiring the owner to assume costs (such as real estate taxes, insurance, utilities and maintenance) that are the lessees' responsibility under net-leases. In the case of special-purpose real estate such as senior living facilities, compliance with licensing requirements could complicate or delay the transfer of operational control of such properties. This could lead to a significant cash flow burden for the owner to service the debt and otherwise maintain the properties.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Executive Vice President - Finance ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.


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

                                       CAPSTEAD MORTGAGE CORPORATION


Date:  November 11, 2002               By:  /s/ WESLEY R. EDENS
                                           ------------------------------------
                                           Wesley R. Edens
                                           Chairman and Chief Executive Officer


Date:  November 11, 2002               By: /s/ ANDREW F. JACOBS
                                           -------------------------------------
                                           Andrew F. Jacobs
                                           Executive Vice President - Finance

                                 CERTIFICATIONS


I, Wesley R. Edens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capstead Mortgage Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 11, 2002                By:  /s/ WESLEY R. EDENS
                                           ------------------------------------
                                           Wesley R. Edens
                                           Chairman and Chief Executive Officer

                                 CERTIFICATIONS


I, Andrew F. Jacobs, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capstead Mortgage Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 11, 2002             By:  /s/ ANDREW F. JACOBS
                                        ---------------------------------------
                                         Andrew F. Jacobs
                                         Executive Vice President - Finance

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------


 12     -       Computation of Ratio of Earnings to Combined Fixed Charges
                and Preferred Stock Dividends.

99.1    -       Certification pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.