Form 10-K
period 2002-12-31
CAPSTEAD MORTGAGE CORP
filed 2003-03-07
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED:DECEMBER 31, 2002
                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                             -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]


Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 126-2 of the Act). YES  X   NO
                                      -----   -----

AT MARCH 6, 2003 THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NONAFFILIATES WAS $126,705,000.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 6, 2003:    13,965,489

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2002 ARE INCORPORATED BY REFERENCE INTO PARTS II AND IV.

(2) PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT, ISSUED IN CONNECTION WITH THE 2003 ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT, ARE INCORPORATED BY REFERENCE INTO PART III.

================================================================================

                          CAPSTEAD MORTGAGE CORPORATION

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                                                     PAGE
                                                                                                     ----
ITEM  1.      Business............................................................................     1

ITEM  2.      Properties..........................................................................     3

ITEM  3.      Legal Proceedings...................................................................     3

ITEM  4.      Submission of Matters to a Vote of Security.........................................     3

                                                      PART II

ITEM  5.      Market for Registrant's Common Equity and Related Stockholder Matters...............     4

ITEM  6.      Selected Financial Data.............................................................     4

ITEM  7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations.........................................................     4

ITEM  7.a.    Quantitative and Qualitative Disclosures About Market...............................     4


ITEM  8.      Financial Statements and Supplementary Data.........................................     4

ITEM  9.      Changes In and Disagreements With Accountants on Accounting and
                Financial Disclosure..............................................................     4

                                                     PART III

ITEM 10.      Directors and Executive Officers of the Registrant..................................     4

ITEM 11.      Executive Compensation..............................................................     5

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management......................     5

ITEM 13.      Certain Relationships and Related Transactions......................................     5

ITEM 14.      Disclosure Controls and Procedures..................................................     5

                                                      PART IV

ITEM 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................     6

SIGNATURES .......................................................................................     8

CERTIFICATIONS  ..................................................................................     9

                                     PART I

ITEM 1. BUSINESS.

Capstead Mortgage Corporation ("Capstead," the "Company" or the "Registrant") was incorporated on April 15, 1985 in Maryland and commenced operations in September 1985. Capstead operates as a real estate investment trust ("REIT") earning income from investing in real estate-related assets on a leveraged basis and other investment strategies. These investments currently include, but are not limited to, single-family residential adjustable-rate mortgage securities ("ARM") issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). Capstead has also made limited investments in credit-sensitive commercial mortgage assets and in 2002 made its first direct investment in real estate. The Company continues to evaluate suitable real estate-related investments, which may include more credit-sensitive assets that can earn attractive returns due largely to a higher risk of default and reduced liquidity compared to Agency Securities. Capstead believes that such investments, when combined with the prudent use of leverage, can provide attractive returns over the long term with less sensitivity to changes in interest rates.

Capstead's investment portfolios declined during 2002 and 2001 primarily because of relatively high levels of mortgage prepayments and a lack of suitable investment opportunities. Consequently, Capstead has returned a significant portion of its equity capital to its common stockholders the last two years. To the extent proceeds of runoff or asset sales are not reinvested, or cannot be reinvested, at a rate of return at least equal to the rate previously earned on that capital, earnings may decline. The future size and composition of Capstead's investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability on a timely basis of suitable investments at attractive pricing.

For further discussion of the Company's business and financial condition, see the Registrant's Annual Report to Stockholders for the year ended December 31, 2002 on pages 30 through 36.

EFFECTS OF INTEREST RATE CHANGES AND INTEREST RATE SENSITIVITY

For discussion of effects of interest rate changes on the Company, see the Registrant's Annual Report to Stockholders for the year ended December 31, 2002 on pages 41 through 43.

RISKS ASSOCIATED WITH CREDIT-SENSITIVE INVESTMENTS

For discussion of risks associated with credit-sensitive investments, see the Registrant's Annual Report to Stockholders for the year ended December 31, 2002 on pages 43 and 44.

RISKS ASSOCIATED WITH OWNING REAL ESTATE

For discussion of risks associated with owning real estate, see the Registrant's Annual Report to Stockholders for the year ended December 31, 2002 on pages 44 through 46.

OTHER INVESTMENT STRATEGIES

The Company may enter into other short- or long-term investment strategies as the opportunities arise.

COMPETITION

In purchasing real estate-related assets, the Company competes with others in the real estate and banking industries including REITs, savings banks, commercial banks, mortgage and investment bankers, conduits, insurance companies, other lenders, other real estate investors and mutual funds.

REGULATION AND RELATED MATTERS

Ownership of real estate subjects the Company to various federal, state and local regulatory requirements. For further discussion, see the Registrant's Annual Report to Stockholders for the year ended December 31, 2002 on pages 44 through 46.

EMPLOYEES

As of December 31, 2002, the Company had 15 full-time employees.

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

Distributions by the Company will not be eligible for the dividends received deduction for corporations. Should the Company incur losses, stockholders will not be entitled to include such losses in their individual income tax returns. The Company notifies its stockholders of the proportion of distributions made during the taxable year that constitutes ordinary income, return of capital or capital gains. For the last five years, 100% of the preferred stock distributions were characterized as ordinary income. For information regarding the characterization of common dividend distributions for the last five years, see the Registrants' Annual Report to Stockholders for the year ended December 31, 2002 on page 36.

Capstead REIT realized substantial capital losses on the sale of mortgage assets in 1998 and 2000. The resulting unused capital loss carryforwards of $328 million as of December 31, 2002, will in all likelihood eliminate the potential for capital gain distributions through the year 2005 when these carryforwards expire.

All taxable income of Capstead Inc. (which held the mortgage banking operations prior to their sale in December 1998) and its subsidiary, is subject to federal and state income taxes, where applicable. These non-REIT subsidiaries had net operating loss carryforwards of $6.1 million as of December 31, 2002 and sufficient alternative minimum tax credit carryforwards to offset the payment of federal income taxes on

$5.2 million of future taxable income, if any, earned by these subsidiaries. In addition, Capstead may find it advantageous to elect non-REIT subsidiary status for certain of its qualified REIT subsidiaries which would not have carryforwards available to offset the payment of federal income taxes on future taxable income, if any, earned by these subsidiaries. Capstead REIT's taxable income will include earnings of its non-REIT subsidiaries only upon payment to Capstead REIT by distribution of such earnings, and only if these distributions are made out of current earnings and profits.

The foregoing is general in character. Reference should be made to pertinent Internal Revenue Code sections and the Regulations issued thereunder for a comprehensive statement of applicable federal income tax consequences.

AVAILABLE INFORMATION

Capstead files reports (Forms 8-Ks, 10-Ks and 10-Qs) and other information (including proxy and registration statements) electronically with the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers like Capstead that file electronically with the SEC. Press releases issued by the Company, recent annual reports to stockholders and links to other information filed with the SEC are available at Capstead's website (http://www.capstead.com) free of charge. Additionally, interested parties may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330.

ITEM 2. PROPERTIES.

The Company's headquarters are located in Dallas, Texas in an office leased by the Company. As of December 31, 2002 the Company owned six independent senior living facilities located in five states. For further information, see the Registrant's Annual Report to Stockholders for the year ended December 31, 2002 on pages 34 and 35.

ITEM 3. LEGAL PROCEEDINGS.

During 1998, twenty-four purported class action lawsuits were filed against the Company and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business. In March 1999 these actions were consolidated and in July 2000 the court appointed a lead plaintiff group. An amended complaint was filed in October 2000. The amended complaint claims that as a result of alleged improper actions, the market prices of the Company's equity securities were artificially inflated during the period between April 17, 1997 and June 26, 1998. The amended complaint seeks monetary damages in an undetermined amount. In February 2001 the Company responded to this amended complaint with a motion to dismiss all allegations against the Company and the named officers. In April 2001 the plaintiffs responded to the Company's motion to dismiss and the Company filed its reply to the plaintiffs' response in May 2001. On February 6, 2003 the court entered an order stating that it will issue a decision on the motion to dismiss no later than March 7, 2003. The Company believes it has meritorious defenses to the claims and intends to vigorously defend the actions. Based on available information, management believes the resolution of these suits will not have a material adverse effect on the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information required by this item regarding the market price of, dividends on, and number of holders of the Registrant's common shares is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 2002 on page 28 under the caption "Note 18 - Market and Dividend Information," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the five years ended December 31, 2002 on page 29 under the caption "Selected Financial Data," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 2002 on pages 30 through 48 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 7.a. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 2002 on pages 30 through 48 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 2002 on pages 3 through 28, and is incorporated herein by reference, pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included in the Registrant's 2003 definitive Proxy Statement on pages 4 through 6 under the captions "Election of Directors," on page 9 under the caption "Executive Officers," and on page 19 under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," all of which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included in the Registrant's 2003 definitive Proxy Statement on pages 10 and 11 under the caption "Executive Compensation," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.

The information required by this item is included in the Registrant's 2003 definitive Proxy Statement on page 12 under the caption "Equity Compensation Plans" and pages 18 and 19 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Registrant's 2003 definitive Proxy Statement on page 20 under the caption "Certain Relationships and Related Transactions," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Executive Vice President - Finance ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    Documents filed as part of this report:


         1. The following consolidated financial statements of the Company, included in the 2002 Annual Report to Stockholders, are incorporated herein by reference:

                                                                                                              PAGE
                                                                                                              ----
              Consolidated Statements of Operations -
                Three Years Ended December 31, 2002.................................................           *
              Consolidated Balance Sheets - December 31, 2002 and 2001..............................           *
              Consolidated Statements of Stockholders' Equity and Preferred Stock
                Subject to Repurchase - Three Years Ended December 31, 2002.........................           *
              Consolidated Statements of Cash Flows -
                Three Years Ended December 31, 2002.................................................           *
              Notes to Consolidated Financial Statements - December 31, 2002........................           *

       2. Financial Statement Schedules - All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       * Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 2002, filed herewith as Exhibit 13.

       3.     Exhibits:

       EXHIBIT
       NUMBER

         1.1 Underwriting Agreement dated November 26, 2001 by and between Fortress and Bear, Stearns & Co. Inc. to sell 1,000,000 shares Capstead common stock held by Fortress(4)

         1.2 Sales Agreement dated August 20, 2001 by and between Capstead and RCG Equity Finance, a division of Ramius Securities, LLC, for the issuance of up to 875,000 common shares and 1,000,000 Series B preferred shares(6)

         3.1 Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred stock and all other amendments to such Articles of Incorporation(5)

         3.2      Amended and Restated Bylaws(4)

        10.01     1990 Directors' Stock Option Plan(1)

        10.02     1994 Flexible Long-Term Incentive Plan, as amended (7)

        10.03     1994 Capstead Inc. Restricted Stock Plan(2)

        10.04     Deferred Compensation Plan(2)

        10.05     1996 Incentive Bonus Plan, as amended(5)

                                     PART IV
                              ITEM 15. -- CONTINUED

       3.     Exhibits (continued):

        EXHIBIT
        NUMBER
        ------

         10.06    1997 Flexible Long Term Incentive Plan(3)

         10.07 Management Contract between Capstead and Fortress, as amended(7)

         12 Computation of ratio of earnings to combined fixed charges and preferred stock dividends*

         13 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2002*

         21       List of subsidiaries of the Company*

         23       Consent of Ernst & Young LLP, Independent Auditors*

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

         (1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991

         (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994

         (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997

         (4) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001

         (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001

         (6) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-68424) dated August 27, 2001

         (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001

         *        Filed herewith

(b)      Reports on Form 8-K:

         Current Report on Form 8-K dated February 6, 2003 to furnish the Company's press release announcing fourth quarter results, record date for annual meeting and accelerated common dividend schedule for 2003.

(c) Exhibits - The response to this section of ITEM 15 is submitted as a separate section of this report.

(d) Financial Statement Schedules - The response to this section of ITEM 15 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CAPSTEAD MORTGAGE CORPORATION
                                                     REGISTRANT


Date:  March 7, 2003                  By:     /s/ WESLEY R. EDENS
                                         --------------------------------------
                                         Wesley R. Edens
                                         Chairman and Chief Executive Officer


Date:  March 7, 2003                  By:     /s/ ANDREW F. JACOBS
                                         --------------------------------------
                                         Andrew F. Jacobs
                                         Executive Vice President - Finance


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


 /s/ WESLEY R. EDENS                                Chairman, Chief Executive                         March 7, 2003
--------------------------------------               Officer and Director
       (Wesley R. Edens)

 /s/ ANDREW F. JACOBS                               Executive Vice President -                        March 7, 2003
--------------------------------------               Finance
       (Andrew F. Jacobs)

/s/ ROBERT I. KAUFFMAN                              Director                                          March 7, 2003
--------------------------------------
      (Robert I. Kauffman)

/s/ PAUL M. LOW                                     Director                                          March 7, 2003
--------------------------------------
       (Paul M. Low)

/s/ MICHAEL G. O'NEIL                               Director                                          March 7, 2003
--------------------------------------
      (Michael G. O'Neil)

 /s/ HOWARD RUBIN                                   Director                                          March 7, 2003
--------------------------------------
       (Howard Rubin)

 /s/ MARK S. WHITING                                Director                                          March 7, 2003
--------------------------------------
     (Mark S. Whiting)

                                 CERTIFICATIONS


I, Wesley R. Edens, certify that:

1. I have reviewed this annual report on Form 10-K of Capstead Mortgage Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 7, 2003                 By:  /s/ WESLEY R. EDENS
                                          -------------------------------------
                                          Wesley R. Edens
                                          Chairman and Chief Executive Officer

                                 CERTIFICATIONS


I, Andrew F. Jacobs, certify that:

1. I have reviewed this annual report on Form 10-K of Capstead Mortgage Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 7, 2003                     By:  /s/ ANDREW F. JACOBS
                                             ----------------------------------
                                             Andrew F. Jacobs
                                             Executive Vice President - Finance

                                INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                       DESCRIPTION
       -------                                      -----------
         1.1      Underwriting Agreement dated November 26, 2001 by and between
                  Fortress and Bear, Stearns & Co. Inc. to sell 1,000,000 shares
                  Capstead common stock held by Fortress(4)

         1.2 Sales Agreement dated August 20, 2001 by and between Capstead and RCG Equity Finance, a division of Ramius Securities, LLC, for the issuance of up to 875,000 common shares and 1,000,000
                  Series B preferred shares(6)

         3.1      Charter, including Articles of Incorporation, Articles
                  Supplementary for each series of preferred stock and all other amendments to such Articles of Incorporation(4)

         3.2      Amended and Restated Bylaws(4)

         10.01    1990 Directors' Stock Option Plan(1)

         10.02    1994 Flexible Long-Term Incentive Plan, as amended(7)

         10.03    1994 Capstead Inc. Restricted Stock Plan(2)

         10.04    Deferred Compensation Plan(2)

         10.05    1996 Incentive Bonus Plan, as amended(5)

         10.06    1997 Flexible Long Term Incentive Plan(3)

         10.07 Management Contract between Capstead and Fortress, as amended(7)

         12 Computation of ratio of earnings to combined fixed charges and preferred stock dividends*

         13 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2002*

         21       List of subsidiaries of the Company*

         23       Consent of Ernst & Young LLP, Independent Auditors*

         99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002*

         (1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991

         (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994

         (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997

         (4) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001

         (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001

         (6) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-68424) dated August 27, 2001

         (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001

         *        Filed herewith