Form 10-Q
period 2003-03-31
CAPSTEAD MORTGAGE CORP
filed 2003-05-06
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2003

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

       Registrant's telephone number, including area code: (214) 874-2323


Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     ------

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES  X    NO
                                               -----     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)                   14,007,752 as of April 30, 2003

================================================================================

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003



                                      INDEX



                        PART I. -- FINANCIAL INFORMATION


                                                                                                            PAGE
                                                                                                            ----
ITEM 1.       Financial Statements

   Consolidated Balance Sheets -- March 31, 2003 and December 31, 2002....................................    3

   Consolidated Statements of Operations -- Quarter Ended March 31, 2003 and 2002.........................    4

   Consolidated Statements of Cash Flows -- Quarter Ended March 31, 2003 and 2002.........................    5

   Notes to Consolidated Financial Statements.............................................................    6

ITEM 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................................   16

ITEM 3.       Qualitative and Quantitative Disclosure of Market Risk......................................   30

ITEM 4.       Controls and Procedures.....................................................................   30

                                           PART II. -- OTHER INFORMATION

ITEM 1.       Legal Proceedings...........................................................................   31

ITEM 4.       Submission of Matters to a Vote of Security Holders.........................................   31

ITEM 6.       Exhibits and Reports on Form 8-K............................................................   31

SIGNATURES................................................................................................   32

CERTIFICATION PURSUANT TO SECTION 302(a)
     OF THE SARBANES-OXLEY ACT OF 2002....................................................................   33

                          ITEM 1. FINANCIAL STATEMENTS

                        PART I. -- FINANCIAL INFORMATION
                          CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   MARCH 31, 2003     DECEMBER 31, 2002
                                                                   --------------     -----------------
                                                                    (UNAUDITED)
ASSETS

   Mortgage securities and similar investments
     ($2.1 billion pledged under repurchase arrangements)            $ 2,247,308         $ 2,431,519
   CMO collateral and investments                                        779,453           1,083,421
                                                                     -----------         -----------
                                                                       3,026,761           3,514,940
   Real estate held for lease, net of accumulated depreciation           136,195             137,122
   Receivables and other assets                                           53,013              55,863
   Cash and cash equivalents                                              74,681              59,003
                                                                     -----------         -----------

                                                                     $ 3,290,650         $ 3,766,928
                                                                     ===========         ===========
LIABILITIES

   Repurchase arrangements and similar borrowings                    $ 2,079,126         $ 2,145,656
   Collateralized mortgage obligations ("CMOs")                          776,301           1,074,779
   Borrowings secured by real estate                                     120,348             120,400
   Incentive fee payable to management and affiliate                         906               5,986
   Common dividend payable                                                13,131             116,585
   Accounts payable and accrued expenses                                   4,162               4,944
                                                                     -----------         -----------
                                                                       2,993,974           3,468,350
                                                                     -----------         -----------
STOCKHOLDERS' EQUITY

   Preferred stock - $0.10 par value; 100,000 shares authorized:
     $1.60 Cumulative Preferred Stock, Series A,
       214 and 219 shares issued and outstanding at
       March 31, 2003 and December 31, 2002, respectively
       ($3,505 aggregate liquidation preference)                           2,989               3,058
     $1.26 Cumulative Convertible Preferred Stock, Series B,
       15,820 shares issued and outstanding at
       March 31, 2003 and December 31, 2002
       ($180,026 aggregate liquidation preference)                       176,708             176,708
   Common stock - $0.01 par value; 100,000 shares authorized;
     13,970 and 13,962 shares issued and outstanding at
     March 31, 2003 and December 31, 2002, respectively                      140                 140
   Paid-in capital                                                       458,363             458,919
   Accumulated deficit                                                  (387,718)           (387,718)
   Accumulated other comprehensive income                                 46,194              47,471
                                                                     -----------         -----------
                                                                         296,676             298,578
                                                                     -----------         -----------

                                                                     $ 3,290,650         $ 3,766,928
                                                                     ===========         ===========




See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        QUARTER ENDED MARCH 31
                                                      --------------------------
                                                         2003            2002
                                                      ----------      ----------
INTEREST INCOME:
   Mortgage securities and similar investments        $   25,137      $   45,768
   CMO collateral and investments                         14,968          37,434
                                                      ----------      ----------
       Total interest income                              40,105          83,202
                                                      ----------      ----------

INTEREST AND RELATED EXPENSE:
   Repurchase arrangements and similar borrowings          7,219          14,047
   CMO borrowings                                         15,339          37,986
   Mortgage insurance and other                              109             168
                                                      ----------      ----------
       Total interest and related expense                 22,667          52,201
                                                      ----------      ----------
         Net margin on financial assets                   17,438          31,001
                                                      ----------      ----------

REAL ESTATE LEASE INCOME                                   2,521              --
                                                      ----------      ----------

REAL ESTATE-RELATED EXPENSE:
   Interest                                                1,092              --
   Depreciation                                              927              --
                                                      ----------      ----------
     Total real estate-related expense                     2,019              --
                                                      ----------      ----------
       Net margin on real estate held for lease              502              --
                                                      ----------      ----------

OTHER REVENUE (EXPENSE):
   Gain on asset sales and CMO redemptions                 1,748              --
   CMO administration and other                              220             447
   Management and affiliate incentive fee                   (906)         (1,594)
   Other operating expense                                (1,459)         (1,479)
                                                      ----------      ----------
       Total other revenue (expense)                        (397)         (2,626)
                                                      ----------      ----------

NET INCOME                                            $   17,543      $   28,375
                                                      ==========      ==========

Net income                                            $   17,543      $   28,375
Less cash dividends paid on preferred stock               (5,070)         (5,099)
                                                      ----------      ----------

Net income available to common stockholders           $   12,473      $   23,276
                                                      ==========      ==========

NET INCOME PER COMMON SHARE:
   Basic                                              $     0.90      $     1.68
   Diluted                                                  0.75            1.43

CASH DIVIDENDS DECLARED PER SHARE:
   Common                                             $    0.940      $    1.650
   Series A Preferred                                      0.400           0.400
   Series B Preferred                                      0.315           0.315




     See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     QUARTER ENDED MARCH 31
                                                                   --------------------------
                                                                      2003            2002
                                                                   ----------      ----------
OPERATING ACTIVITIES:
   Net income                                                      $   17,543      $   28,375
   Noncash items:
     Amortization of discount and premium                               5,999           7,055
     Depreciation and other amortization                                1,254             429
     Recognition of rent abatement                                        (27)             --
   Gain on asset sales and CMO redemptions                             (1,748)             --
   Change in incentive fee payable to management and affiliate         (5,080)         (7,828)
   Net change in prepaids, receivables, other assets,
     accounts payable and accrued expenses                                251         (15,027)
                                                                   ----------      ----------
       Net cash provided by operating activities                       18,192          13,004
                                                                   ----------      ----------

INVESTING ACTIVITIES:
   Purchases of mortgage securities and similar investments           (28,540)        (69,981)
   Principal collections on mortgage securities
     and similar investments                                          216,479         327,316
   Proceeds from asset sales                                           34,329              --
   CMO collateral:
     Principal collections                                            260,328         347,159
     Decrease in accrued interest receivable                            1,732           2,115
                                                                   ----------      ----------
       Net cash provided by investing activities                      484,328         606,609
                                                                   ----------      ----------

FINANCING ACTIVITIES:
   Decrease in repurchase arrangements and similar borrowings         (66,530)       (284,768)
   Decrease in borrowings secured by real estate                          (52)             --
   CMO borrowings:
     Principal payments on securities                                (297,039)       (348,383)
     Decrease in accrued interest payable                              (1,564)         (1,938)
   Capital stock transactions                                              (2)           (138)
   Dividends paid                                                    (121,655)         (5,099)
                                                                   ----------      ----------
       Net cash used in financing activities                         (486,842)       (640,326)
                                                                   ----------      ----------
Net change in cash and cash equivalents                                15,678         (20,713)
Cash and cash equivalents at beginning of period                       59,003         123,520
                                                                   ----------      ----------

Cash and cash equivalents at end of period                         $   74,681      $  102,807
                                                                   ==========      ==========



See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

                               NOTE 1 -- BUSINESS

Capstead Mortgage Corporation operates as a real estate investment trust ("REIT") earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments currently include, but are not limited to, single-family residential adjustable-rate mortgage ("ARM") securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). Capstead has also made limited investments in credit-sensitive commercial real estate-related assets, including the direct ownership of real estate, intended to produce attractive returns due largely to a higher risk of default and reduced liquidity compared to Agency Securities. The Company continues to evaluate suitable real estate-related investments, which may include more credit-sensitive assets. Management believes that such investments, when combined with the prudent use of leverage, can provide attractive returns over the long term with less sensitivity to changes in interest rates.

Capstead's investment portfolios declined the last several years primarily because of high levels of mortgage prepayments and a lack of suitable investment opportunities at attractive prices. Consequently, in 2001 and again in January 2003 (with the payment of the fourth quarter 2002 common dividend), Capstead returned a significant portion of its equity capital to its common stockholders. To the extent proceeds of runoff or asset sales are not reinvested, or cannot be reinvested, at a rate of return at least equal to the rate previously earned on that capital, earnings and common dividends may continue trending lower. The future size and composition of Capstead's investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability on a timely basis of suitable investments at attractive pricing.

                         NOTE 2 -- BASIS OF PRESENTATION

INTERIM FINANCIAL REPORTING

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards for employees and directors under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB25"). Under APB25, compensation cost for stock-based awards for employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount to be paid to acquire the stock and is recognized in Other operating expense as the awards vest and restrictions lapse. The increase in total stock-based compensation expense if determined under the fair value-based methodology prescribed under Statement of Financial Accounting

Standards No. 123 "Accounting for Stock-based Compensation" ("SFAS 123") would have been less than $25,000 for the three months ended March 31, 2003 and 2002, respectively, which would have had no effect on reported net income per common share for the periods presented.

                      NOTE 3 -- NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income, after deducting preferred share dividends, by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income, after deducting preferred share dividends for antidilutive convertible preferred shares, by the weighted average number of common shares and common share equivalents outstanding, giving effect to dilutive stock options and dilutive convertible preferred shares. For dilutive net income per share purposes, the Series A and B preferred shares are considered dilutive whenever annualized basic net income per share exceeds each Series' annualized dividend divided by the conversion rate applicable for that period.

The components of the computation of basic and diluted net income per share were as follows (in thousands, except per share data):

                                                         QUARTER ENDED MARCH 31
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------
NUMERATOR FOR BASIC NET INCOME PER COMMON SHARE:
   Net income                                            $ 17,543      $ 28,375
   Less all preferred share dividends                      (5,070)       (5,099)
                                                         --------      --------
   Net income available to common stockholders           $ 12,473      $ 23,276
                                                         ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 13,935        13,823
                                                         ========      ========

BASIC NET INCOME PER COMMON SHARE                        $   0.90      $   1.68
                                                         ========      ========

NUMERATOR FOR DILUTED NET INCOME PER COMMON SHARE:
   Net income                                            $ 17,543      $ 28,375
                                                         ========      ========


DENOMINATOR FOR DILUTED NET INCOME PER COMMON SHARE:
   Weighted average common shares outstanding              13,935        13,823
   Net effect of dilutive stock options                        90            75
   Net effect of dilutive preferred shares                  9,227         5,902
                                                         --------      --------
                                                           23,252        19,800
                                                         ========      ========

DILUTED NET INCOME PER COMMON SHARE                      $   0.75      $   1.43
                                                         ========      ========

              NOTE 4 -- MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

The Company classifies its mortgage securities and similar investments by collateral type and interest rate characteristics. Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities consist of private mortgage pass-through securities backed primarily by single-family residential mortgage loans whereby the related credit risk of the underlying loans is generally borne by AAA-rated private mortgage insurers ("Non-agency Securities"). Commercial mortgage securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower bond classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities ("CMBS") held by the Company as of March 31, 2003 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. Commercial loans held by the Company as of March 31, 2003 consist of a loan to a joint venture that holds commercial real estate. The maturity of mortgage securities is directly affected by the rate of principal prepayments on the underlying loans.

Fixed-rate investments have fixed rates of interest and initial expected weighted average lives of greater than five years. Adjustable-rate investments have interest rates that adjust at least annually to more current interest rates. For instance, mortgage loans underlying ARM securities either (i) adjust annually based on a specified margin over the one-year Constant Maturity U.S. Treasury Note Rate ("One-year CMT"), (ii) adjust semiannually based on a specified margin over the six-month London Interbank Offered Rate ("LIBOR"), or
(iii) adjust monthly based on a specific margin over an index such as LIBOR or the Cost of Funds Index as published by the Eleventh District Federal Reserve Bank ("COFI"). In addition, the terms of most ARM loans limit the amount of such adjustments during any single interest rate adjustment period and over the life of the loan. CMBS and commercial loans held as of March 31, 2003 adjust monthly based on a specified margin over 30-day LIBOR.

Mortgage securities and similar investments and the related average effective interest rates were as follows (dollars in thousands):

                                                                                                AVERAGE
                                PRINCIPAL       PREMIUMS                         CARRYING        COUPON      AVERAGE
                                 BALANCE       (DISCOUNTS)         BASIS        AMOUNT (a)      RATE (b)     YIELD (b)
                               -----------     -----------      -----------     -----------     --------     ---------
MARCH 31, 2003
Agency Securities:
   Fannie Mae/Freddie Mac:
     Fixed-rate                $     3,123     $        19      $     3,142     $     3,266        10.00%         9.33%
     LIBOR/CMT ARMs              1,038,821          14,948        1,053,769       1,077,920         4.57          4.04
     COFI ARMs                     118,390          (3,425)         114,965         120,523         4.00          4.93
   Ginnie Mae ARMs                 783,592           8,707          792,299         806,056         5.23          4.54
                               -----------     -----------      -----------     -----------
                                 1,943,926          20,249        1,964,175       2,007,765         4.81          4.30
Non-agency Securities (c)          106,497           2,249          108,746         110,008         5.17          4.81
CMBS (c)                            93,285            (230)          93,055          93,114         2.85          3.26
Commercial loans (c)                36,393              28           36,421          36,421         8.50          8.45
                               -----------     -----------      -----------     -----------
                               $ 2,180,101     $    22,296      $ 2,202,397     $ 2,247,308         4.81          4.35
                               ===========     ===========      ===========     ===========
DECEMBER 31, 2002
Agency Securities:
   Fannie Mae/Freddie Mac:
     Fixed-rate                $     3,628     $        21      $     3,649     $     3,788        10.00%         9.48%
     LIBOR/CMT ARMs              1,120,142          16,376        1,136,518       1,162,197         4.99          5.04
     COFI ARMs                     126,356          (3,655)         122,701         128,475         4.20          5.30
   Ginnie Mae ARMs                 881,911           9,767          891,678         904,470         5.36          5.25
                               -----------     -----------      -----------     -----------
                                 2,132,037          22,509        2,154,546       2,198,930         5.10          5.16
Non-agency Securities (c)           83,073             713           83,786          85,290         5.12          5.62
CMBS (c)                           107,989            (309)         107,680         107,762         3.04          3.96
Commercial loans (c)                39,505              32           39,537          39,537         8.50          9.03
                               -----------     -----------      -----------     -----------
                               $ 2,362,604     $    22,945      $ 2,385,549     $ 2,431,519         5.07          5.17
                               ===========     ===========      ===========     ===========

(a) Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 10).

(b) Average Coupon Rate is presented as of the indicated balance sheet date. Average Yield is presented for the quarter then ended, calculated including amortization of premiums (discounts), mortgage insurance costs on Non-agency Securities and excluding unrealized gains and losses.

(c) As of the indicated dates, these portfolios consisted nearly exclusively of adjustable-rate investments.


In connection with the formation of private mortgage pass-through securities prior to 1995, the Company was required to establish reserve funds available to pay special hazard (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs. The private mortgage pass-through securities were subsequently held as Non-agency Securities, pledged as CMO collateral or sold to third parties. As of

March 31, 2003, included in Receivables and other assets as restricted cash are $4.9 million in special hazard reserve funds and $1.2 million of bankruptcy reserve funds associated with $64 million and $68 million of loans outstanding, respectively.

                    NOTE 5 -- CMO COLLATERAL AND INVESTMENTS

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

The components of CMO collateral and investments were as follows (in thousands):

                                                         MARCH 31, 2003     DECEMBER 31, 2002
                                                         --------------     -----------------
          Pledged CMO Collateral:
            Pledged mortgage securities                    $  769,970           $1,066,734
            Accrued interest receivable                         4,594                6,325
                                                           ----------           ----------
                                                              774,564            1,073,059
            Unamortized premium                                 4,889                8,571
                                                           ----------           ----------
                                                              779,453            1,081,630
          CMO investments                                          --                1,791
                                                           ----------           ----------
                                                           $  779,453           $1,083,421
                                                           ==========           ==========


Pledged mortgage securities are primarily private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. With recent redemptions of previously-issued CMO series, the Company no longer has credit risk held in the form of subordinate bonds associated with Pledged CMO Collateral. The weighted average yield for Pledged CMO Collateral and investments was 6.46% during the quarter ended March 31, 2003.

                      NOTE 6 -- REAL ESTATE HELD FOR LEASE

On May 1, 2002 Capstead acquired six "independent" senior living facilities (wherein the operator of the facility provides the tenants little, if any, medical care) (the "Properties"). Concurrent with the acquisition, the Company entered into a long-term "net-lease" arrangement with Brookdale Living Communities, Inc. (collectively with its subsidiaries, "Brookdale"), under which Brookdale is responsible for the ongoing operation and management of the Properties. Brookdale, an owner, operator, developer and manager of senior living facilities, is a majority-owned affiliate of Fortress Investment Group, LLC (together with its affiliates, "Fortress"). Fortress is Capstead's largest stockholder.

The net-lease arrangement consists of a master lease covering all of the Properties and individual property-level leases (referred to collectively as the "Lease"). The Lease has an initial term of 20 years and provides for two 10-year renewal periods. Beginning at the end of five years, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value or Capstead's original cost, after certain adjustments. Under the terms of the Lease, Brookdale is responsible for paying all expenses associated with the operation of the Properties, including real estate taxes, other governmental charges, insurance, utilities and maintenance, and an amount representing an attractive cash return on Capstead's equity in the Properties after payment of monthly debt service. Because under the terms of the Lease, Brookdale is responsible for changes in related debt service requirements, earnings from the Company's investment in net-leased real estate are generally not affected by changes in interest rates. Included in Receivables and other assets at March 31, 2003 are $3.2 million in unamortized rent abatements and $1.5 million of other rent receivables from Brookdale.

The components of real estate held for lease were as follows (in thousands):

                                                  MARCH 31, 2003     DECEMBER 31, 2002
                                                  --------------     -----------------
          Land                                      $  16,450            $  16,450
          Buildings                                   119,550              119,550
          Equipment and fixtures                        3,600                3,600
                                                    ---------            ---------
                                                      139,600              139,600
          Accumulated depreciation                     (3,405)              (2,478)
                                                    ---------            ---------
                                                    $ 136,195            $ 137,122
                                                    =========            =========


            NOTE 7 -- REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS

Repurchase arrangements and similar borrowings, classified by type of collateral, maturities and related weighted average interest rates for the dates indicated, were as follows (dollars in thousands):

                                                              MARCH 31, 2003              DECEMBER 31, 2002
                                                       ----------------------------    -----------------------
                                                          BORROWINGS       AVERAGE      BORROWINGS     AVERAGE
                                                         OUTSTANDING        RATE       OUTSTANDING       RATE
                                                       ---------------    ---------    -----------     -------
    Repurchase arrangements:
       Agency Securities (less than 31 days)              $1,924,046         1.25%     $ 1,980,050       1.34%
       Non-agency Securities (less than 31 days)              43,418         1.38           37,677       1.47
       CMBS (greater than 90 days)                            84,643         1.51           98,184       1.62
                                                          ----------                   -----------
                                                           2,052,107         1.26        2,115,911       1.36
    Commercial bank borrowings                                27,019         3.84           29,745       3.91
                                                          ----------                   -----------
                                                          $2,079,126         1.30      $ 2,145,656       1.39
                                                          ==========                   ===========

Borrowings made under uncommitted repurchase arrangements with investment banking firms pursuant to which the Company pledges Agency and Non-agency Securities as collateral generally have maturities of less than 31 days. Repurchase arrangements with CMBS pledged as collateral generally have longer initial maturities and may feature renewal options. Commercial bank borrowings at March 31, 2003 consist of an adjustable-rate loan that matures in January 2005 secured by a commercial loan investment. The terms and conditions of repurchase arrangements and similar borrowings are negotiated on a transaction-by-transaction basis. The weighted average effective interest rate on repurchase arrangements and similar borrowings was 1.34% during the quarter ended March 31, 2003.

                            NOTE 8 -- CMO BORROWINGS

Each series of CMOs issued consists of various classes of bonds, most of which have fixed rates of interest. Interest is payable monthly at specified rates for all classes. Typically, principal payments on each series are made to each class in the order of their stated maturities so that no payment of principal is made on any class of bonds until all classes having an earlier stated maturity have been paid in full. The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption provided that certain requirements specified in the related indenture have been met (referred to as "Clean-up Calls"); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The weighted average effective interest rate for all CMOs was 6.63% during the quarter ended March 31, 2003.

The components of CMOs along with selected other information were as follows (dollars in thousands):

                                                         MARCH 31, 2003     DECEMBER 31, 2002
                                                         --------------     -----------------
         CMOs                                               $768,492            $1,064,295
         Accrued interest payable                              4,221                 5,785
                                                            --------            ----------
            Total obligation                                 772,713             1,070,080
         Unamortized premium                                   3,588                 4,699
                                                            --------            ----------
                                                            $776,301            $1,074,779
                                                            ========            ==========

         Range of average interest rates                 1.70% to 9.38%       1.78% to 9.99%
         Range of stated maturities                       2008 to 2030         2008 to 2030
         Number of series                                      15                   17


                   NOTE 9 -- BORROWINGS SECURED BY REAL ESTATE

The components of borrowings secured by real estate and related weighted average interest rates (calculated including bond issue cost amortization) for the dates indicated were as follows (dollars in thousands):

                                                              MARCH 31, 2003              DECEMBER 31, 2002
                                                       ----------------------------    -----------------------
                                                          BORROWINGS       AVERAGE      BORROWINGS     AVERAGE
                                                         OUTSTANDING        RATE       OUTSTANDING       RATE
                                                       ---------------    ---------    -----------     -------
           Mortgage borrowings                            $  19,507          7.92%       $ 19,559        7.92%
           Tax-exempt bonds                                 100,841          2.60         100,841        2.74
                                                          ---------                      --------
                                                          $ 120,348          3.46        $120,400        3.58
                                                          =========                      ========

Mortgage borrowings consist of a fixed-rate mortgage secured by one senior living facility that matures in 2009. The tax-exempt bonds are credit-enhanced by Fannie Mae and secured by mortgages on the remaining five senior living facilities. Interest rates on the bonds adjust weekly based on the Bond Market Association Municipal Swap Index ("BMA Index"). Interest rate cap agreements with notional amounts aggregating $100.8 million, five-year terms and cap rates equal to a 6% BMA Index are held to provide funds to pay interest on the bonds in excess of a 6% BMA Index, should that occur. The interest rate cap agreements were valued at $543,000 at March 31, 2003 and included in Receivables and other assets. Monthly principal and interest rate cap reserve fund payments are made to the trustee for the eventual retirement of the bonds by 2032 and the purchase of new cap agreements in 2007.

In connection with the issuance of the bonds in November 2002, Capstead placed into escrow with the trustee reserves for repairs and replacements totaling $2.7 million. These funds are expected to be released by the trustee during 2003. Another $6.0 million is held by the trustee in connection with Capstead posting a $6.0 million letter of credit from a rated financial institution to collateralize certain of the bonds. These funds, along with $411,000 of principal and interest rate cap reserve funds, are included in Receivables and other assets as restricted cash. Also included in Receivables and other assets are $3.4 million in bond issue costs.

The weighted average effective interest rate for all borrowings secured by real estate (calculated including bond issue cost amortization) was 3.65% for the quarter ended March 31, 2003.

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

The fair value of Agency Securities, Non-agency Securities and CMBS were estimated using either (i) quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements, or (ii) offer prices for similar assets or market positions. The fair value of Pledged CMO Collateral was based on projected cash flows, after payment on the related CMOs, determined using market discount rates and prepayment assumptions. The maturity of mortgage assets is directly affected by the rate of principal payments on the underlying mortgage loans and, for Pledged CMO Collateral, Clean-up Calls of the remaining CMOs outstanding. Commercial loans and other investments not held in the form of debt or equity securities are excluded from these disclosures.

The following tables summarize fair value disclosures for available-for-sale debt securities (in thousands):

                                                    GROSS          GROSS
                                     COST         UNREALIZED     UNREALIZED       FAIR
                                     BASIS          GAINS          LOSSES         VALUE
                                   ----------     ----------     ----------     ----------
AS OF MARCH 31, 2003
Agency Securities:
   Fixed-rate                      $    1,337     $      124     $       --     $    1,461
   ARMs                             1,961,033         43,467              1      2,004,499
                                   ----------     ----------     ----------     ----------
                                    1,962,370         43,591              1      2,005,960
Non-agency Securities                  74,848          1,262             --         76,110
CMBS                                   93,055             88             29         93,114
CMO collateral and investments         21,458            725             --         22,183
                                   ----------     ----------     ----------     ----------
                                   $2,151,731     $   45,666     $       30     $2,197,367
                                   ==========     ==========     ==========     ==========

AS OF DECEMBER 31, 2002
Agency Securities:
   Fixed-rate                      $    1,505     $      139     $       --     $    1,644
   ARMs                             2,150,897         44,251              6      2,195,142
                                   ----------     ----------     ----------     ----------
                                    2,152,402         44,390              6      2,196,786
Non-agency Securities                  83,262          1,504             --         84,766
CMBS                                  107,680            112             30        107,762
CMO collateral and investments         26,943            873              2         27,814
                                   ----------     ----------     ----------     ----------
                                   $2,370,287     $   46,879     $       38     $2,417,128
                                   ==========     ==========     ==========     ==========


Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Agency Securities and Non-agency Securities.

Fair value disclosures for debt securities held-to-maturity were as follows (in thousands):

                                                    GROSS          GROSS
                                     COST         UNREALIZED     UNREALIZED       FAIR
                                     BASIS          GAINS          LOSSES         VALUE
                                   ----------     ----------     ----------     ----------
       AS OF MARCH 31, 2003
       Released CMO Collateral:
         Agency Securities         $    1,805     $      164     $       --     $    1,969
         Non-agency Securities         33,898             13            607         33,304
       Pledged CMO Collateral         757,270            668          1,913        756,025
                                   ----------     ----------     ----------     ----------
                                   $  792,973     $      845     $    2,520     $  791,298
                                   ==========     ==========     ==========     ==========

       AS OF DECEMBER 31, 2002
       Released CMO Collateral:
         Agency Securities         $    2,144     $      192     $       --     $    2,336
         Non-agency Securities            524             52             --            576
       Pledged CMO Collateral       1,055,607            795          4,639      1,051,763
                                   ----------     ----------     ----------     ----------
                                   $1,058,275     $    1,039     $    4,639     $1,054,675
                                   ==========     ==========     ==========     ==========

Sales of released CMO collateral classified as held-to-maturity occasionally occur provided the collateral has paid down to within 15% of its original issuance amounts. Dispositions of debt securities were as follows (in thousands):

                                                                             QUARTER ENDED MARCH 31
                                                                           ---------------------------
                                                                              2003              2002
                                                                           ----------         --------
           Sale of debt securities held available-for-sale:
              Amortized cost                                               $   28,540         $     --
              Gain                                                              1,044               --
           Sale of released CMO collateral held-to-maturity:

              Amortized cost                                                    4,006               --
              Gain                                                                 98               --

                         NOTE 11 -- COMPREHENSIVE INCOME

Comprehensive income is net income plus other comprehensive loss, which, for the periods presented, consists primarily of the change in unrealized gain on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (in thousands):

                                                                        QUARTER ENDED MARCH 31
                                                                        ----------------------
                                                                          2003          2002
                                                                        --------      --------
Net income                                                              $ 17,543      $ 28,375
Other comprehensive loss:
   Unrealized gain on Derivatives held as cash flow hedges:

     Change in unrealized gain during period                                 (45)         (130)
     Reclassification adjustment for amounts included in net income          (27)           (4)
                                                                        --------      --------
                                                                             (72)         (134)
   Unrealized gain on debt securities:

     Change in unrealized gain during period                                (161)       (5,069)
     Reclassification adjustment for amounts included in net income       (1,044)           --
                                                                        --------      --------
       Other comprehensive loss                                           (1,277)       (5,203)
                                                                        --------      --------
Comprehensive income                                                    $ 16,266      $ 23,172
                                                                        ========      ========

                     NOTE 12 -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and weighted average interest rates pertaining to the Company's investments in financial assets (excludes investments in real estate and related borrowings) (dollars in thousands):

                                                                              QUARTER ENDED MARCH 31
                                                          ----------------------------------------------------------
                                                                     2003                            2002
                                                          ---------------------------      -------------------------
                                                                            AVERAGE                        AVERAGE
                                                            AMOUNT            RATE           AMOUNT          RATE
                                                          ----------       ----------      ----------     ----------
Interest income:
   Mortgage securities and other investments              $   25,137          4.35%        $   45,768        5.55%
   CMO collateral and investments                             14,968          6.46             37,434        7.27
                                                          ----------                       ----------
     Total interest income                                    40,105                           83,202
                                                          ----------                       ----------
Interest expense:
   Repurchase arrangements and other borrowings                7,219          1.34             14,047        1.84
   CMO borrowings                                             15,339          6.63             37,986        7.45
                                                          ----------                       ----------
     Total interest expense                                   22,558                           52,033
                                                          ----------                       ----------
                                                          $   17,547                       $   31,169
                                                          ==========                       ==========

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                            QUARTER ENDED MARCH 31, 2003
                                                       ------------------------------------
                                                        RATE*         VOLUME*       TOTAL
                                                       --------      --------      --------
Interest income:
   Mortgage securities and similar investments         $ (8,615)     $(12,016)     $(20,631)
   CMO collateral and investments                        (3,774)      (18,692)      (22,466)
                                                       --------      --------      --------
     Total interest income                              (12,389)      (30,708)      (43,097)
                                                       --------      --------      --------
Interest expense:
   Repurchase arrangements and similar
     borrowings                                          (3,262)       (3,566)       (6,828)
   CMO borrowings                                        (3,785)      (18,862)      (22,647)
                                                       --------      --------      --------
     Total interest expense                              (7,047)      (22,428)      (29,475)
                                                       --------      --------      --------
                                                       $ (5,342)     $ (8,280)     $(13,622)
                                                       ========      ========      ========

         * The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                    NOTE 13 -- COMMITMENTS AND CONTINGENCIES

During 1998, twenty-four purported class action lawsuits were filed against the Company and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business. In March 1999, these actions were consolidated and in July 2000, the court appointed a lead plaintiff group. An amended complaint was filed in October 2000. The amended complaint claims that as a result of alleged improper actions, the market prices of the Company's equity securities were artificially inflated during the period between April 17, 1997 and June 26, 1998. The amended complaint seeks monetary damages in an undetermined amount. In February 2001 the Company and the named officers responded to this amended complaint with motions to dismiss all allegations made by the plaintiffs. In April 2001 the plaintiffs responded to the motions to dismiss and in May 2001 the Company and the named officers filed their reply to the plaintiffs' response.

By order dated March 31, 2003, the court granted the Company and the named officers' motions to dismiss and entered an order dismissing the amended complaint and denying the plaintiffs' request to further amend their complaint. The plaintiffs have not yet indicated whether they intend to appeal the dismissal of the amended complaint. Management continues to believe the final resolution of this suit will not have a material adverse effect on the financial position of the Company.

                     NOTE 14 -- TRANSACTIONS WITH AFFILIATES

Through a management contract, Fortress provides the services of Mr. Edens as Capstead's chairman and chief executive and of other individuals as necessary to perform support services for Mr. Edens. This contract renews annually on December 31 unless terminated by Fortress or by majority vote of the Board of Directors that are independent of Fortress. Under the terms of the contract, Fortress is entitled to a $375,000 base annual fee and a cash management incentive fee. In addition, Fortress may be awarded long-term non-cash incentive compensation, which may be in the form of stock options or grants. Included in Other operating expense is $93,750 of base fees paid to Fortress for services rendered during the three months ended March 31, 2003 and 2002, respectively. Fortress' management incentive fee is included in Management and affiliate incentive fee and is based on the Company's expected performance against predetermined benchmarks established by members of the Board of Directors independent of Fortress. No long-term non-cash compensation has been awarded. See NOTE 6 for information regarding Fortress' involvement through its affiliate Brookdale in the acquisition and long-term leasing of senior living facilities acquired by Capstead in 2002.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

OVERVIEW

Capstead Mortgage Corporation ("Capstead" or the "Company") operates as a real estate investment trust ("REIT") earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments currently include, but are not limited to, single-family residential adjustable-rate mortgage ("ARM") securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). The Company has also made limited investments in credit-sensitive commercial real estate-related assets, including the direct ownership of real estate, intended to produce attractive returns due largely to a higher risk of default and reduced liquidity compared to Agency Securities.

As existing investments prepay or mature, Capstead has the opportunity to reinvest a portion of its equity capital into investments that can produce attractive returns over the long term, with less sensitivity to changes in interest rates than Agency Securities. To this end, the Company continues to evaluate suitable real estate-related investments, which may include more credit-sensitive assets. However, during the last several years the Company has returned a significant portion of its equity capital to its common stockholders, primarily because of a lack of suitable investment opportunities. There can be no assurance that suitable investments at attractive pricing will be available on a timely basis to replace portfolio runoff as it occurs and, as a result, earnings and dividends may continue trending lower (see "Effects of Interest Rate Changes," "Risks Associated with Credit-Sensitive Investments" and "Risks Associated with Owning Real Estate").

MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

As of March 31, 2003, mortgage securities and similar investments consisted primarily of ARM Agency Securities (see "NOTE 4" to the accompanying consolidated financial statements for discussion of how the Company classifies its mortgage securities and similar investments). Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is generally borne by AAA-rated private mortgage insurers ("Non-agency Securities"). In connection with the formation of private mortgage pass-through securities prior to 1995, the Company was required to establish reserve funds available to pay special hazard (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs. The private mortgage pass-through securities were subsequently held as Non-agency Securities, CMO collateral or sold to third parties. Included in Receivables and other assets as restricted cash are $4.9 million in special hazard reserve funds and $1.2 million of bankruptcy reserve funds associated with $64 million and $68 million of loans outstanding as of March 31, 2003, respectively. Commercial mortgage-backed securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities ("CMBS") held by the Company at March 31, 2003 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. Commercial loans held by the Company at March 31, 2003 consist of a loan to a joint venture that holds commercial real estate (see "Risks Associated With Credit-Sensitive Investments").

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

The Company's portfolio of mortgage securities and similar investments declined during the first quarter of 2003 to $2.2 billion from $2.4 billion at December 31, 2002, primarily as a result of portfolio runoff caused by mortgage prepayments. Acquisitions during the quarter were limited to $65 million of mortgage securities released from CMO indentures, $33 million of which were sold (see "CMO Collateral and Investments"). To the extent the proceeds of mortgage prepayments and other maturities are not reinvested or cannot be reinvested at a rate of return on invested capital at least equal to the return earned on previous investments, earnings and dividends may continue trending lower. The future size and composition of the Company's investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability of suitable investments at attractive pricing (see "Effects of Interest Rate Changes").

The following yield and cost analysis illustrates results achieved during the first quarter of 2003 for components of the mortgage securities and similar investments portfolio and anticipated second quarter 2003 asset yields and borrowing rates based on interest rates in effect on April 24, 2003 (the date first quarter 2003 results were released) (dollars in thousands):

                                     1ST QUARTER AVERAGE (a)              AS OF  MARCH 31, 2003
                              -------------------------------------     -------------------------     PROJECTED       LIFETIME
                                             ACTUAL       ACTUAL         PREMIUMS                    2ND QUARTER     PREPAYMENT
                                  BASIS    YIELD/COST     RUNOFF        (DISCOUNTS)    BASIS (a)    YIELD/COST (b)   ASSUMPTIONS
                              -----------  ----------   -----------     -----------   -----------   --------------   -----------
Agency Securities:
  Fannie Mae/Freddie Mac:
     Fixed-rate               $     3,332     9.33%         43%         $        19   $     3,142        9.41%            30%
     ARMs:
       LIBOR/CMT                1,097,642     4.04          26               14,948     1,053,769        3.69             40
       COFI                       119,583     4.93          23               (3,425)      114,965        4.63             20
  Ginnie Mae ARMs                 844,300     4.54          38                8,707       792,299        4.41             26
                              -----------                               -----------   -----------
                                2,064,857     4.30          31               20,249     1,964,175        4.05             33

Non-agency Securities              99,166     4.81          28                2,249       108,746        3.96             40

CMBS and other
  commercial loans                141,678     4.68          29                 (202)      129,476        5.22             --
                              -----------                               -----------   -----------
                                2,305,701     4.35          32          $    22,296     2,202,397        4.10             31
                                                                        ===========
Borrowings                      2,148,401     1.34                                      2,079,126        1.38
                              -----------                                             -----------
Capital employed/
  financing spread            $   157,300     3.01                                    $   123,271        2.72
                              ===========                                             ===========
Return on assets (c)                          3.10                                                       2.83

(a) Basis represents the Company's investment before unrealized gains and losses. Actual asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b) Projected annualized yields for the first quarter of 2003 reflect ARM coupon resets and lifetime prepayment assumptions as adjusted for expected prepayments for this quarter only, as of April 24, 2003. Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) ARM coupon resets, (iii) actual prepayments and (iv) any changes in lifetime prepayment assumptions.

(c) The Company generally uses its liquidity to pay down borrowings. Return on assets is calculated on an annualized basis assuming the use of this liquidity to reduce borrowing costs (see "Utilization of Capital and Potential Liquidity").

The overall yield earned on the portfolio averaged 4.35% during the first quarter of 2003, a decline of 30 basis points from an average yield of 4.65% earned during the previous quarter. Yields on ARM securities fluctuate as coupon interest rates on the underlying mortgage loans reset to reflect current interest rates and are expected to continue to decline in the coming quarters. For example, if interest rates stabilize at current rates, the average yield on the portfolio could decline approximately 77 basis points by the first quarter of 2004. Actual yields will depend on portfolio composition as well as fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments (see "Effects of Interest Rate Changes").

Average rates on related borrowings were 1.34% during the first quarter of 2003. The November 2002 action taken by the Federal Reserve to reduce the Federal Funds Rate by 50 basis points, together with market expectations that the Federal Funds Rate could be reduced further, led to a 28 basis point decline in the Company's average borrowing rates during the first quarter. Further declines in borrowing rates, if any, are not expected to fully offset the effects on earnings of declining portfolio yields and balances. The Company's borrowing rates depend on actions by the Federal Reserve to change short-term interest rates, market expectations of future changes in short-term interest rates and the extent of changes in financial market liquidity (see "Effects of Interest Rate Changes").

CMO COLLATERAL AND INVESTMENTS

Since exiting the residential mortgage loan conduit business in 1995, Capstead has maintained finance subsidiaries with capacity to issue CMOs and other securitizations backed by single-family residential mortgage loans. From time to time, the Company may purchase mortgage loans from originators or conduits, place these loans into private mortgage pass-through securities and issue CMOs or other securities backed by these securities. The Company may or may not retain a significant residual economic interest in these securitizations. Most of the Company's securitizations have been afforded financing accounting treatment with the related collateral recorded as pledged CMO collateral and the outstanding bonds recorded as CMO liabilities (referred to as "financed CMOs"). Other securitizations issued by the Company in 1993 and prior were treated as sales transactions (referred to as "sold CMOs"). Since 2000, the Company has not issued any CMOs. From time to time, the Company exercises its right to redeem previously issued CMOs (referred to as "clean-up calls") and either sell or hold the released collateral for investment. During the first quarter of 2003, the Company exercised clean-up calls related to two financed CMOs and one sold CMO.

Credit risk associated with pledged CMO collateral is borne by AAA-rated private mortgage insurers or by subordinated bonds usually sold to investors. With recent redemptions of previously-issued CMOs, the Company no longer has credit risk held in the form of subordinated bonds associated with outstanding pledged CMO collateral. Other than clean-up call rights, the Company does not hold any interests in sold CMOs.

CMO collateral and investments, net of related bonds, was $3.2 million at March 31, 2003, down from $8.6 million at December 31, 2002. Included in this net investment are $1.3 million of remaining CMO collateral premiums (net of CMO bond premiums). Similar to premiums on other financial assets, CMO collateral and bond premiums are amortized to income as CMO collateral yield or bond expense adjustments based on both actual prepayments and lifetime prepayment assumptions (see "Effects of Interest Rate Changes").

REAL ESTATE HELD FOR LEASE

In 2002 Capstead acquired six "independent" senior living properties (wherein the operator of the facility provides the tenants little, if any, medical care) (the "Properties"). The following table summarizes information about the
Properties:

                                                                                                      YEAR
            PROPERTY                      LOCATION              UNITS (a)          OCCUPANCY (b)     OPENED
   ---------------------------         ----------------     ------------------     -------------    --------
   Chambrel at Roswell                 Roswell, GA           280 (256 IL; 24 AL)        92.1%         1987
   Chambrel at Pinecastle              Ocala, FL             161 (120 IL; 41 AL)        93.2          1987
   Chambrel at Island Lake             Longwood, FL          269 (229 IL; 40 AL)        94.1          1985
   Chambrel at Montrose                Akron, OH             168 (136 IL; 32 AL)        95.8          1987
   Chambrel at Williamsburg            Williamsburg, VA      255 (200 IL; 55 AL)        98.0          1987
   Chambrel at Club Hill               Garland, TX           260 (192 IL; 68 AL)        90.4          1987
                                                       ------------------------
       Total                                           1,393  (1,133 IL; 260 AL)        93.8
                                                       ========================

(a)  IL refers to Independent Living units, AL refers to Assisted Living units.
(b)  As of March 31, 2003.

Concurrent with the acquisition of the Properties, the Company entered into a long-term "net-lease" arrangement (the "Lease") with Brookdale Living Communities, Inc. (collectively with its subsidiaries, "Brookdale"), under which Brookdale is responsible for the ongoing operation and management of the Properties. Brookdale, an owner, operator, developer and manager of senior living facilities, is a majority-owned affiliate of Fortress Investment Group, LLC (together with its affiliates, "Fortress"). Fortress is Capstead's largest stockholder.

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

BOOK VALUE PER COMMON SHARE

As of March 31, 2003, the Company's book value per common share was $8.10, a decline of $0.13 from December 31, 2002 (calculated using the stated liquidation preferences for Series A and B preferred shares). Book value declined primarily because of dividend payments in excess of quarterly net income (approximately $0.05 per share) and a reduction in the aggregate unrealized gain on the Company's investments (most of which are debt securities carried at fair value with changes in fair value reflected in stockholders' equity) as a result of runoff caused by mortgage prepayments. This unrealized gain can be expected to continue to decline with runoff and to fluctuate with changes in interest rates and market liquidity, and such changes will largely be reflected in book value per common share. Book value will also be affected by other factors, including the level of dividend distributions and depreciation charges on net-leased real estate; however, temporary changes in fair values of investments not held in the form of debt or equity securities generally will not affect book value.

UTILIZATION OF CAPITAL AND POTENTIAL LIQUIDITY

The following table illustrates Capstead's utilization of capital and potential liquidity as of March 31, 2003 in comparison with December 31, 2002 (in thousands):

                                                                             CAPITAL        POTENTIAL
                                                   ASSETS     BORROWINGS    EMPLOYED      LIQUIDITY (a)
                                                 ----------   ----------    ---------     -------------
Mortgage securities and similar
 investments:

     Agency Securities                           $2,007,765   $1,924,046    $  83,719     $      25,243
     Non-agency Securities                          110,008       43,418       66,590            62,518
     CMBS and other commercial loans                129,535      111,662       17,873               452
                                                 ----------   ----------    ---------     -------------
                                                  2,247,308    2,079,126      168,182            88,213
CMO collateral and investments                      779,453      776,301        3,152                --
Real estate held for lease                          136,195      120,348       15,847                --
                                                 ----------   ----------    ---------     -------------
                                                 $3,162,956   $2,975,775      187,181            88,213
                                                 ==========   ==========
Other assets, net of other liabilities                                        122,626            74,681 (b)
First quarter common dividend                                                 (13,131)          (13,131)(c)
                                                                            ---------     -------------
                                                                            $ 296,676     $     149,763
                                                                            =========     =============
Balances as of December 31, 2002                 $3,652,062   $3,340,835    $ 298,578     $     143,033
                                                 ==========   ==========    =========     =============

(a) Based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of March 31, 2003 (see "Liquidity and Capital Resources").

(b)      Represents cash and cash equivalents.

(c) The first quarter common dividend was declared March 13, 2003 and paid April 21, 2003 to stockholders of record as of March 31, 2003.

The Company generally finances its mortgage securities and similar investments with investment banking firms with repurchase arrangements and similar borrowings (see "Liquidity and Capital Resources"). CMO collateral is pledged to secure CMO bonds. Real estate held for lease is financed by long-term borrowings. Liquidity is affected by, among other things, changes in market value of assets pledged under repurchase and similar borrowing arrangements, principal prepayments and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of financial leverage will be dependent upon many factors, including the size and composition of the Company's investment portfolios (see "Liquidity and Capital Resources" and "Effects of Interest Rate Changes").

                              RESULTS OF OPERATIONS

Comparative net operating results (interest income or lease revenue, net of related interest expense and, in the case of CMO administration, related direct and indirect operating expense) by source were as follows (in thousands, except per share amounts):

                                                              QUARTER ENDED MARCH 31
                                                            --------------------------
                                                               2003            2002
                                                            ----------      ----------
        Mortgage securities and similar investments:
             Agency Securities                              $   15,786      $   29,357
             Non-agency Securities                               1,045           1,107
             CMBS and other commercial loans                     1,014           1,172
        CMO collateral and investments                            (407)           (635)
                                                            ----------      ----------
             Net margin on financial assets                     17,438          31,001
        Real estate held for lease:

           Lease revenue after related interest expense          1,429              --
           Real estate depreciation                               (927)             --
                                                            ----------      ----------
             Net margin on real estate held for lease              502              --
                                                            ----------      ----------
        Other revenue (expense):
           Gain on asset sales and CMO redemptions               1,748              --
           CMO administration and other                            220             447
           Management and affiliate incentive fee                 (906)         (1,594)
             Other operating expense                            (1,459)         (1,479)
                                                            ----------      ----------
             Total other revenue (expense)                        (397)         (2,626)
                                                            ----------      ----------

        Net income                                          $   17,543      $   28,375
                                                            ==========      ==========
        Net income per common share:
           Basic                                            $     0.90      $     1.68
           Diluted                                                0.75            1.43
           Operating *                                            0.82            1.65


           * Capstead reports operating income per common share calculated after excluding depreciation on real estate, gain on asset sales and CMO redemptions, and the dilutive effects of the Series B preferred shares. As such, operating income represents a measure of the amount of funds generated by operations, which may, at the discretion of Capstead's Board of Directors, be used for reinvestment or distributed to common stockholders as dividends. Depreciation on real estate, although an expense deductible for federal income tax purposes and therefore an item that reduces Capstead's REIT distribution requirements, is added back to arrive at operating income because it is a noncash expense. Gains are excluded because they are considered non-operating in nature and the amount and timing of any such gains are dependent upon market conditions. Operating income per share excludes the dilutive effects of the Series B preferred shares because it is not economically advantageous to convert these shares at the current market prices of both the common shares and Series B preferred shares (see "Comparison of Operating Income and Diluted Income per Share").

The earning capacity of Capstead's financial asset portfolios is influenced by the overall size and composition of the portfolios, the relationship between short- and long-term interest rates (the "yield curve") and the extent the Company continues to invest its liquidity in these portfolios. During the last several years, the Company has not added significantly to these portfolios while runoff has been relatively high resulting in declining financial asset portfolio balances. Given a lack of suitable investment opportunities at attractive prices, the Company instead returned a significant amount of its equity capital to its common stockholders in 2001 and again in January 2003 (with the payment of its fourth quarter 2002 common dividend). Financial assets that have been acquired during this time period have primarily consisted of adjustable-rate CMBS and other commercial loans, the earnings from which are less sensitive to changes in interest rates. In addition, in May 2002 the Company made its first direct investment in real estate that is net-leased on a long-term basis. Under the terms of the Lease, changes in interest rates on the related debt are the responsibility of the lessee. See "Financial Condition - Mortgage Securities and Similar Investments" and "Real Estate Held For Lease" for further discussion of the current operating environment and the Company's goals regarding redeploying capital made available by portfolio runoff.

Net margins on financial assets and related financing spreads (the difference between yields earned on investments and the rates charged on related borrowings) have declined steadily since peaking in early 2002 after having benefited from actions taken by the Federal Reserve during 2001 to aggressively lower short-term interest rates, which resulted in significantly lower interest rates on the Company's borrowings. However, lower interest rates have also led to declining yields on the Company's adjustable-rate assets and, more significantly, declining portfolio balances primarily caused by relatively high mortgage prepayment rates. Net margins and spreads are expected to continue declining as yields on the Company's ARM securities continue resetting lower and portfolio balances continue declining because of scheduled principal payments, maturities and mortgage prepayments (see "Effects of Interest Rate Changes").

Agency Securities remained the primary contributor to operating results during the quarter ended March 31, 2003; however, the impact of lower yields and a significantly lower average outstanding portfolio was evident in the current quarter results, which were less than in the same period in 2002 despite lower borrowing rates. Yields for this portfolio averaged 4.30% during the current quarter, compared to 5.60% during the same period in 2002, while borrowing rates averaged 1.30% compared to 1.81% in 2002. The average outstanding Agency Securities portfolio was $2.1 billion during the current quarter compared to $3.0 billion during the same period in 2002.

Non-agency Securities contributed less to operating results during the quarter ended March 31, 2003 compared to the same period in 2002 primarily because declines in yields offset declines in borrowing rates and the benefits of additional securities made available from the redemption of CMOs. Yields for this portfolio (calculated including mortgage insurance costs) were lower averaging 4.81% during current quarter compared to 6.16% during the same period in 2002, while borrowing rates averaged 1.41% compared to 1.97% in 2002. The average outstanding portfolio was $99 million during the current quarter compared to $89 million during the same period in 2002.

CMBS and other commercial loans contributed less to operating results during the quarter ended March 31, 2003 than in the same period in 2002 primarily because of a lower average outstanding portfolio with the payoff during the current quarter of several positions held by the Company throughout all of last year. The average outstanding portfolio was $142 million during the current quarter compared to $198 million during the same period in 2002. The portfolio yielded 4.68% during the current quarter while borrowing rates averaged 2.09% producing financing spreads of 2.59%. This compares with yields of 4.44% and borrowing rates of 2.40% for a spread of 2.04% during the same period in 2002. Because this portfolio currently consists of adjustable-rate assets secured by borrowings with similar interest rate adjustment features, future changes in short-term interest rates should have little effect on financing spreads.

The CMO collateral and investments portfolio has declined significantly the last several years primarily because of high prepayments on the underlying pledged CMO collateral and the exercise of clean-up calls in which the Company retires the related bonds and either sells the released CMO collateral for gains or holds it as Non-agency Securities. Without the issuance of CMOs in which the Company retains residual interests, or the acquisition of other CMO investments, this portfolio is not expected to contribute significantly to operating results in future periods (see "Financial Condition - CMO Collateral and Investments").

Real estate held for lease was acquired subsequent to the end of the first quarter of 2002 (see "Financial Condition - Real Estate Held For Lease").

Gain on asset sales and CMO redemptions in the current quarter reflect the sale of $33 million of fixed-rate released CMO collateral and a gain on the redemption of CMO bonds related to $32 million in adjustable-rate collateral now held as Non-agency Securities. Although additional gains from the redemption of previously-issued securitizations could occur in the coming quarters, the amount and timing of any such gains are dependent upon future market conditions.

CMO administration revenue continues to trend lower primarily because a declining portfolio of CMOs for which the Company provides administrative services. As these CMOs pay down, related fee income is expected to decline. Other revenue was lower due to lower balances in overnight investments during the current quarter.

Management and affiliate incentive fee accruals reflect current year expectations for the amount the Company's performance will exceed predetermined benchmarks established by members of the Board of Directors that are independent of Fortress. Lower current year accruals reflect the recent trend of lower earnings and dividends (see "Financial Condition - Overview").

                         LIQUIDITY AND CAPITAL RESOURCES

Capstead's primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on mortgage securities and similar investments. Other sources of funds include proceeds from other borrowing arrangements, proceeds from asset sales, payments received on real estate held for lease, and excess cash flows on CMO collateral and investments. The Company generally uses its liquidity to pay down borrowings to reduce borrowing costs. The table included under "Financial Condition - Utilization of Capital and Potential Liquidity" illustrates additional funds potentially available to the Company as of March 31, 2003. The Company currently believes that it has ample liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead's continued qualification as a REIT. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

Borrowings under repurchase arrangements secured by Agency Securities and Non-agency Securities generally have maturities of less than 31 days. These borrowings totaled approximately $2.0 billion at March 31, 2003. Capstead has uncommitted repurchase facilities with investment banking firms to finance these investments, subject to certain conditions. Interest rates on these borrowings are generally based on 30-day London Interbank Offered Rate ("LIBOR") rates and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries (see "Effects of Interest Rate Changes").

Borrowings under repurchase arrangements with investment banking firms secured by CMBS and from commercial banks secured by investments in commercial loans more closely match the interest rate adjustment features of these investments such that the Company anticipates it can earn more consistent financing spreads and, as a result, experience less interest rate volatility than experienced with investments in Agency Securities. These borrowings, which generally have longer initial maturities than borrowings secured by Agency Securities and may feature renewal options, totaled approximately $112 million at March 31, 2003. Should Capstead make significant additional investments in credit-sensitive assets, it is anticipated that it will attempt to lessen interest rate volatility in a similar fashion or through the use of derivative financial instruments ("Derivatives") such as interest rate swaps (see "Effects of Interest Rate Changes" and "Risks Associated With Credit-Sensitive Investments"). CMO borrowings totaled approximately $776 million at March 31, 2003 and are secured by CMO collateral pledged to the related indentures. As such, recourse is limited to this collateral and therefore has a limited impact on Capstead's liquidity and capital resources. The maturity of each CMO series is affected by mortgage prepayments and clean-up calls.

With its acquisition of senior living properties in 2002, Capstead assumed approximately $20 million in mortgage financing from a commercial bank that matures in 2009 and $101 million in tax-exempt bond debt. In November 2002, the tax-exempt bonds were refunded with proceeds from issuing new 30-year adjustable-rate tax-exempt bonds (see "Financial Condition - Real Estate Held For Lease").

                        EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

The Company performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All financial assets and derivative financial instruments ("Derivatives") held are included in this analysis. The sensitivity of components of Other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. Because under the terms of the Lease, Brookdale is responsible for changes in related debt service requirements, earnings from the Company's investment in net-leased real estate are generally not affected by changes in interest rates. The model incorporates management assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for purposes of amortizing investment and liability premiums and discounts. These assumptions are developed through a combination of historical analysis and future expected pricing behavior. As of March 31, 2003, Capstead had the following estimated earnings sensitivity profile (dollars in thousands):

                                            10-YEAR
                                 30-DAY       U.S.
                                  LIBOR     TREASURY
                                  RATE        RATE                    IMMEDIATE CHANGE IN:*
                                --------    --------    ----------------------------------------------------
30-day LIBOR rate                                        Down 1.00%   Down 1.00%       Flat        Up 1.00%
10-year U.S. Treasury rate                               Down 1.00%      Flat         Up 1.00%     Up 1.00%
Projected 12-month
   earnings change:
   March 31, 2003                 1.30%       3.80%       $7,552        $10,688       $2,280        $(8,889)
   December 31, 2002              1.38        3.82         8,484         11,817        2,490         (9,665)

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

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may affect Capstead's earnings in various ways. Earnings currently depend, in part, on the difference between the interest received on mortgage securities and similar investments, and the interest paid on related borrowings, which are generally based on 30-day LIBOR. The resulting financing spread may be reduced or even turn negative in a rising short-term interest rate environment. Because the mortgage securities and similar investments portfolio consists primarily of ARM securities, the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on the underlying ARM loans, which reset periodically based on underlying indices (generally one-year CMT rates). Since only a portion of the ARM loans underlying these securities reset each month, and the terms of an ARM loan generally limit the amount of such increases during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans contributing to lower or even negative financing spreads. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively effect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company's borrowing rates, earnings could be adversely affected. The Company may invest in Derivatives from time to time as a hedge against rising interest rates on a portion of its short-term borrowings. At March 31, 2003, the Company did not own any Derivatives for this purpose.

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

                    RISKS ASSOCIATED WITH OWNING REAL ESTATE

The direct ownership of commercial real estate involves a number of risks. With its first acquisition of real estate, Capstead has attempted to mitigate these risks by entering into a long-term "net-lease" arrangement whereby the lessee is responsible for the ongoing operation and management of the properties and for paying all expenses associated with the operation of the properties. Although reduced by this net-lease arrangement, risks of ownership remain, including:

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

o Fair Value and Impairment Accounting for Financial Assets - Most of Capstead's mortgage securities and similar investments portfolio and a small portion of its CMO collateral and investments portfolio are classified as held available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in stockholders' equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of an individual asset below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge. Considerable judgment is required interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity (see "NOTE 10" to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets, "Risks of Interest Rate Changes" and "Risks Associated with Credit-Sensitive Investments").

o Depreciation and Impairment Accounting for Real Estate held for Lease - Real estate is carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of buildings, equipment and fixtures. If a significant adverse event or change in circumstances occurs, management would assess if the values of the Company's real estate properties have become impaired. If estimated operating cash flows (undiscounted and without interest charges) of a property over its remaining useful life are less than its net carrying value, the difference between net carrying value and fair value would be included in Other revenue (expense) as an impairment charge. Considerable judgment is required in determining useful lives of components of real estate properties and in estimating operating cash flows, particularly during periods of changing circumstances (see "Risks Associated with Owning Real Estate").

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

           COMPARISON OF OPERATING INCOME AND DILUTED INCOME PER SHARE

The following table compares the calculation of operating income and operating income per common share to net income and diluted net income per share (in thousands, except per share amounts):

                                                                       QUARTER ENDED
                                       ----------------------------------------------------------------------------
                                           MARCH 31, 2003           DECEMBER 31, 2002            MARCH 31, 2002
                                       ----------------------     ----------------------     ----------------------
                                       OPERATING      DILUTED     OPERATING      DILUTED     OPERATING      DILUTED
                                       ---------      -------     ---------      -------     ---------      -------
Net income                             $  17,543      $17,543     $  20,411      $20,411     $  28,375      $28,375
Adjustments for:
   Depreciation on real estate               927           --           939           --            --           --
   Gain on asset sales and
     CMO redemptions                      (1,748)          --        (2,824)          --            --           --
   Series B preferred dividends           (4,983)          --        (4,983)          --        (4,990)          --
                                       ---------      -------     ---------      -------     ---------      -------
                                       $  11,739      $17,543     $  13,543      $20,411     $  23,385      $28,375
                                       =========      =======     =========      =======     =========      =======

Weighted average common

   shares outstanding                     13,935       13,935        13,880       13,880        13,823       13,823
Net effect of dilutive securities:
   Preferred B shares                         --        8,910            --        5,689            --        5,638
   Stock options and other
     preferred shares                        407          407           303          303           339          339
                                       ---------      -------     ---------      -------     ---------      -------
                                          14,342       23,252        14,183       19,872        14,162       19,800
                                       =========      =======     =========      =======     =========      =======

                                       $    0.82      $  0.75     $    0.95      $  1.03     $    1.65      $  1.43
                                       =========      =======     =========      =======     =========      =======


         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                         ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Executive Vice President - Finance ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                          PART II. -- OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

See NOTE 14 to the accompanying unaudited interim financial statements.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The annual meeting of stockholders was held April 24, 2003.

(b) The board members included in (c) below were elected to Capstead's Board of Directors (constituting the entire Board of Directors).

(c)  The following items were voted on at the annual meeting:

                                                                         WITHHELD/
                                                            FOR         ABSTENTIONS
                                                        ------------    ------------
       o   Election of board members:
               Wesley R. Edens                           13,185,640       148,099
               Robert I. Kauffman                        12,939,763       393,976
               Paul M. Low                               12,951,928       381,811
               Michael G. O'Neil                         13,190,029       143,710
               Howard Rubin                              13,188,368       145,371
               Mark S. Whiting                           13,171,355       162,384

       o   Other matters (no other matters)


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:  The following Exhibits are presented herewith:

       Exhibit 12 - Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

       Exhibit 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

       Current Report on Form 8-K dated February 6, 2003 announcing fourth quarter 2002 financial results, record date for Annual Meeting of Stockholders and common dividend schedule for 2003.

       Current Report on Form 8-K dated April 1, 2003 announcing ruling received granting Capstead's motion to dismiss shareholder suit.

       Current Report on Form 8-K dated April 24, 2003 announcing first quarter 2003 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CAPSTEAD MORTGAGE CORPORATION

Date:  May 6, 2003                     By:  /s/ WESLEY R. EDENS
                                            ------------------------------------
                                            Wesley R. Edens
                                            Chairman and Chief Executive Officer

Date:  May 6, 2003                     By:  /s/ ANDREW F. JACOBS
                                            ------------------------------------
                                            Andrew F. Jacobs
                                            Executive Vice President - Finance

                          CAPSTEAD MORTGAGE CORPORATION
                                  CERTIFICATION
                        PURSUANT TO SECTION 302(a) OF THE
                           SARBANES-OXLEY ACT OF 2002

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



Date: May 6, 2003                     By:  /s/ WESLEY R. EDENS
                                           -------------------------------------
                                           Wesley R. Edens
                                           Chairman and Chief Executive Officer

                          CAPSTEAD MORTGAGE CORPORATION
                                  CERTIFICATION
                        PURSUANT TO SECTION 302(a) OF THE
                           SARBANES-OXLEY ACT OF 2002

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

Date: May 6, 2003                      By:  /s/ ANDREW F. JACOBS
                                            ------------------------------------
                                            Andrew F. Jacobs
                                            Executive Vice President - Finance

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
  12        -    Computation of Ratio of Earnings to Combined Fixed Charges and
                 Preferred Stock Dividends.

  99.1      -    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.