Form 10-Q
period 2003-06-30
CAPSTEAD MORTGAGE CORP
filed 2003-08-12
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003

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

Common Stock ($0.01 par value)                  14,013,559 as of August 7, 2003

================================================================================

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
                                         PART I. -- FINANCIAL INFORMATION

ITEM 1.       Financial Statements

   Consolidated Balance Sheets -- June 30, 2003 and December 31, 2002.....................................    3

   Consolidated Statements of Operations -- Quarter and Six Months Ended
     June 30, 2003 and 2002...............................................................................    4

   Consolidated Statements of Cash Flows -- Six Months Ended June 30, 2003 and 2002.......................    5

   Notes to Consolidated Financial Statements.............................................................    6

ITEM 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................................   16

ITEM 3.       Qualitative and Quantitative Disclosure of Market Risk......................................   31

ITEM 4.       Controls and Procedures.....................................................................   31

                                         PART II. -- OTHER INFORMATION

ITEM 1.       Legal Proceedings...........................................................................   31

ITEM 6.       Exhibits and Reports on Form 8-K............................................................   32

SIGNATURES................................................................................................   32


                          ITEM 1. FINANCIAL STATEMENTS

                        PART I. -- FINANCIAL INFORMATION
                          CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               JUNE 30, 2003   DECEMBER 31, 2002
                                                                               -------------   -----------------
                                                                                (UNAUDITED)
ASSETS
   Mortgage securities and similar investments
     ($1.9 billion pledged under repurchase arrangements)                       $ 2,045,272        $ 2,431,519
   CMO collateral and investments                                                   541,346          1,083,421
                                                                                -----------        -----------
                                                                                  2,586,618          3,514,940
   Real estate held for lease, net of accumulated depreciation                      135,268            137,122
   Receivables and other assets                                                      68,358             55,863
   Cash and cash equivalents                                                         60,221             59,003
                                                                                -----------        -----------
                                                                                $ 2,850,465        $ 3,766,928
                                                                                ===========        ===========

LIABILITIES
   Repurchase arrangements and similar borrowings                               $ 1,881,631        $ 2,145,656
   Collateralized mortgage obligations ("CMOs")                                     539,005          1,074,779
   Borrowings secured by real estate                                                120,299            120,400
   Incentive fee payable to management and affiliate                                  1,493              5,986
   Common dividend payable                                                           10,931            116,585
   Accounts payable and accrued expenses                                              3,879              4,944
                                                                                -----------        -----------
                                                                                  2,557,238          3,468,350
                                                                                -----------        -----------

STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value; 100,000 shares authorized:
       $1.60 Cumulative Preferred Stock, Series A,
         214 and 219 shares issued and outstanding at
         June 30, 2003 and December 31, 2002, respectively
         ($3,504 aggregate liquidation preference)                                    2,987              3,058
       $1.26 Cumulative Convertible Preferred Stock, Series B,
         15,819 and 15,820 shares issued and outstanding at
         June 30, 2003 and December 31, 2002, respectively
         ($180,025 aggregate liquidation preference)                                176,707            176,708
   Common stock - $0.01 par value; 100,000 shares authorized;
     14,014 and 13,962 shares issued and outstanding at
     June 30, 2003 and December 31, 2002, respectively                                  140                140
   Paid-in capital                                                                  457,715            458,919
   Accumulated deficit                                                             (387,718)          (387,718)
   Accumulated other comprehensive income                                            43,396             47,471
                                                                                -----------        -----------
                                                                                    293,227            298,578
                                                                                -----------        -----------

                                                                                $ 2,850,465        $ 3,766,928
                                                                                ===========        ===========

See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          QUARTER ENDED           SIX MONTHS ENDED
                                                                             JUNE 30                  JUNE 30
                                                                     -----------------------   -----------------------
                                                                        2003         2002         2003         2002
                                                                     ----------   ----------   ----------   ----------
INTEREST INCOME:
   Mortgage securities and similar investments                       $  21,648    $  40,067    $  46,785    $  85,835
   CMO collateral and investments                                       10,122       30,696       25,090       68,130
                                                                     ---------    ---------    ---------    ---------
       Total interest income                                            31,770       70,763       71,875      153,965
                                                                     ---------    ---------    ---------    ---------

INTEREST AND RELATED EXPENSE:
   Repurchase arrangements and similar borrowings                        6,454       12,965       13,673       27,011
   CMO borrowings                                                       10,010       30,979       25,349       68,965
   Mortgage insurance and other                                             99          155          208          324
                                                                     ---------    ---------    ---------    ---------
       Total interest and related expense                               16,563       44,099       39,230       96,300
                                                                     ---------    ---------    ---------    ---------
         Net margin on financial assets                                 15,207       26,664       32,645       57,665
                                                                     ---------    ---------    ---------    ---------

REAL ESTATE LEASE INCOME                                                 2,575        2,187        5,096        2,187
                                                                     ---------    ---------    ---------    ---------
REAL ESTATE-RELATED EXPENSE:
     Interest                                                            1,133        1,296        2,225        1,296
     Depreciation                                                          927          642        1,854          642
                                                                     ---------    ---------    ---------    ---------
       Total real estate-related expense                                 2,060        1,938        4,079        1,938
                                                                     ---------    ---------    ---------    ---------
         Net margin on real estate held for lease                          515          249        1,017          249
                                                                     ---------    ---------    ---------    ---------
OTHER REVENUE (EXPENSE):
   Gain on asset sales and CMO redemptions                               1,392            -        3,140            -
   CMO administration and other                                            181          753          401        1,200
   Management and affiliate incentive fee                                 (587)      (1,630)      (1,493)      (3,224)
   Other operating expense                                              (1,467)      (1,450)      (2,926)      (2,929)
                                                                     ---------    ---------    ---------    ---------
       Total other revenue (expense)                                      (481)      (2,327)        (878)      (4,953)
                                                                     ---------    ---------    ---------    ---------
NET INCOME                                                           $  15,241    $  24,586    $  32,784    $  52,961
                                                                     =========    =========    =========    =========
Net income                                                           $  15,241    $  24,586    $  32,784    $  52,961
Less cash dividends paid on preferred stock                             (5,068)      (5,099)     (10,138)     (10,199)
                                                                     ---------    ---------    ---------    ---------
Net income available to common stockholders                          $  10,173    $  19,487    $  22,646    $  42,762
                                                                     =========    =========    =========    =========
NET INCOME PER COMMON SHARE:
   Basic                                                             $    0.73    $    1.41    $    1.62    $    3.09
   Diluted                                                                0.65         1.24         1.41         2.67

CASH DIVIDENDS DECLARED PER SHARE:
   Common                                                            $   0.780    $   1.430    $   1.720    $   3.080
   Series A Preferred                                                    0.400        0.400        0.800        0.800
   Series B Preferred                                                    0.315        0.315        0.630        0.630

See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30
                                                                                   ---------------------------
                                                                                       2003           2002
                                                                                   ------------   ------------
OPERATING ACTIVITIES:
   Net income                                                                      $    32,784    $    52,961
   Noncash items:
     Amortization of discount and premium                                                6,750         11,614
     Depreciation and other amortization                                                 2,542          1,447
     Recognition of rent abatement                                                          16         (2,187)
   Gain on asset sales and CMO redemptions                                              (3,140)             -
   Net change in prepaids, receivables, other assets,
     accounts payable and accrued expenses                                             (20,621)       (12,013)
                                                                                   -----------    -----------
       Net cash provided by operating activities                                        18,331         51,822
                                                                                   -----------    -----------
INVESTING ACTIVITIES:
   Purchases of mortgage securities and similar investments                            (50,748)       (89,226)
   Purchase of real estate                                                                   -        (23,320)
   Principal collections on mortgage securities
     and similar investments                                                           429,427        629,424
   Proceeds from asset sales                                                            76,055              -
   CMO collateral:
     Principal collections                                                             463,782        578,226
     Decrease in accrued interest receivable                                             3,129          3,515
                                                                                   -----------    -----------
       Net cash provided by investing activities                                       921,645      1,098,619
                                                                                   -----------    -----------
FINANCING ACTIVITIES:
   Decrease in repurchase arrangements and similar borrowings                         (264,025)      (554,037)
   Decrease in borrowings secured by real estate                                          (101)          (189)
   CMO borrowings:
     Principal payments on securities                                                 (532,030)      (579,620)
     Decrease in accrued interest payable                                               (2,817)        (3,239)
   Capital stock transactions                                                               70            191
   Dividends paid                                                                     (139,855)       (33,130)
                                                                                   -----------    -----------
       Net cash used in financing activities                                          (938,758)    (1,170,024)
                                                                                   -----------    -----------
Net change in cash and cash equivalents                                                  1,218        (19,583)
Cash and cash equivalents at beginning of period                                        59,003        123,520
                                                                                   -----------    -----------

Cash and cash equivalents at end of period                                         $    60,221    $   103,937
                                                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

                               NOTE 1 -- BUSINESS

Capstead Mortgage Corporation ("Capstead" or the "Company") operates as a real estate investment trust ("REIT") earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments currently include, but are not limited to, single-family residential adjustable-rate mortgage ("ARM") securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). Capstead has also made limited investments in credit-sensitive commercial real estate-related assets, including the direct ownership of real estate. Management believes that such investments, when available at favorable prices and combined with the prudent use of leverage, can produce attractive returns over the long term with less sensitivity to changes in interest rates due largely to a higher risk of default and reduced liquidity compared to Agency Securities.

Capstead's investment portfolios declined the last several years primarily because of high levels of mortgage prepayments and a lack of suitable investment opportunities at favorable prices. Consequently, in 2001 and again in January 2003 (with the payment of the fourth quarter 2002 common dividend), Capstead returned a significant portion of its equity capital to its common stockholders. To the extent proceeds of runoff or asset sales are not reinvested, or cannot be reinvested, at a rate of return at least equal to the rate previously earned on that capital, quarterly earnings and common dividends will likely continue trending lower. The future size and composition of Capstead's investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability on a timely basis of suitable investments at favorable prices.

                         NOTE 2 -- BASIS OF PRESENTATION

INTERIM FINANCIAL REPORTING

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

STOCK-BASED COMPENSATION

Compensation cost for stock-based awards for employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount to be paid to acquire the stock and is recognized in Other operating expense as the awards vest and restrictions lapse (the "APB25 intrinsic value method"). If the alternative fair value methodology included in Statement of Accounting Standards No. 123 "Accounting for Stock-based Compensation" were followed, reported net income would have been lower by less than $25,000 per quarter, representing a zero to one cent impact on reported net income per common share for the periods presented.

                      NOTE 3 -- NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income, after deducting preferred share dividends, by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income, after deducting preferred share dividends for antidilutive convertible preferred shares, if any, by the weighted average number of common shares and common share equivalents outstanding, giving effect to dilutive stock options and dilutive convertible preferred shares. For dilutive net income per share purposes, the Series A and B preferred shares are considered dilutive whenever annualized basic net income per share exceeds each Series' annualized dividend divided by the conversion rate applicable for that period. The components of the computation of basic and diluted net income per share were as follows (in thousands, except per share data):

                                                                     QUARTER ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                                                                     ---------------------   ------------------------
                                                                        2003        2002         2003         2002
                                                                     ---------   ---------     ---------   ---------
NUMERATOR FOR BASIC NET INCOME PER COMMON SHARE:
   Net income                                                        $ 15,241    $ 24,586      $ 32,784    $ 52,961
   Less all preferred share dividends                                  (5,068)     (5,099)      (10,138)    (10,199)
                                                                     --------    --------      --------    --------
   Net income available to common stockholders                       $ 10,173    $ 19,487      $ 22,646    $ 42,762
                                                                     ========    ========      ========    ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             13,978      13,856        13,957      13,840
                                                                     ========    ========      ========    ========
BASIC NET INCOME PER COMMON SHARE                                    $   0.73    $   1.41      $   1.62    $   3.09
                                                                     ========    ========      ========    ========
NUMERATOR FOR DILUTED NET INCOME PER COMMON SHARE:
   Net income                                                        $ 15,241    $ 24,586      $ 32,784    $ 52,961
                                                                     ========    ========      ========    ========

DENOMINATOR FOR DILUTED NET INCOME PER COMMON SHARE:
   Weighted average common shares outstanding                          13,978      13,856        13,957      13,840
   Net effect of dilutive stock options                                    35          56            41          65
   Net effect of dilutive preferred shares *                            9,257       5,901         9,242       5,901
                                                                     --------    --------      --------    --------
                                                                       23,270      19,813        23,240      19,806
                                                                     ========    ========      ========    ========
DILUTED NET INCOME PER COMMON SHARE                                  $   0.65    $   1.24      $   1.41    $   2.67
                                                                     ========    ========      ========    ========

* The increase in net effect of dilutive preferred shares reflects, on a weighted average basis, changes in preferred share conversion rates resulting from the payment of common dividends in excess of net income available to common stockholders. Current conversion rates are 1.4752 common shares for each Preferred A share and 0.5681 common shares for each Preferred B share converted. It remains uneconomical to convert the Series B preferred shares at current market prices of the common and Series B preferred shares.

              NOTE 4 -- MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

The Company classifies its mortgage securities and similar investments by collateral type and interest rate characteristics. Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities consist of private mortgage pass-through securities backed primarily by single-family residential mortgage loans whereby the related credit risk of the underlying loans is generally borne by AAA-rated private mortgage insurers ("Non-agency Securities"). Commercial mortgage securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower bond classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities ("CMBS") held by the Company as of June 30, 2003 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. Commercial loans held by the Company as of June 30, 2003 consist of a loan to a joint venture that holds commercial real estate. The maturity of mortgage securities is directly affected by the rate of principal prepayments on the underlying loans.

Fixed-rate investments have fixed rates of interest and initial expected weighted average lives of greater than five years. Adjustable-rate investments have interest rates that adjust at least annually to more current interest rates. For instance, mortgage loans underlying ARM securities either (i) adjust annually based on a specified margin over the one-year Constant Maturity U.S. Treasury Note Rate ("One-year CMT"), (ii) adjust semiannually based on a specified margin over the six-month London Interbank Offered Rate ("LIBOR"), or
(iii) adjust monthly based on a specific margin over an index such as LIBOR or the Cost of Funds Index as published by the Eleventh District Federal Reserve Bank ("COFI"). In addition, the terms of most ARM loans limit the amount of such adjustments during any single interest rate adjustment period and over the life of the loan. CMBS and commercial loans held as of June 30, 2003 adjust monthly based on a specified margin over 30-day LIBOR.

Mortgage securities and similar investments and the related average effective interest rates were as follows (dollars in thousands):

                                                                                          AVERAGE
                                  PRINCIPAL      PREMIUMS                    CARRYING      COUPON     AVERAGE
                                   BALANCE      (DISCOUNTS)      BASIS       AMOUNT (a)   RATE (b)   YIELD (b)
                                 -----------   ------------   -----------   -----------   --------   ---------
JUNE 30, 2003
Agency Securities:
   Fannie Mae/Freddie Mac:
     Fixed-rate                  $     2,689   $        16    $     2,705   $     2,810    10.00%       9.35%
     LIBOR/CMT ARMs                  960,496        13,603        974,099       996,558     4.21        3.67
     COFI ARMs                       108,969        (3,153)       105,816       111,000     3.81        4.86
   Ginnie Mae ARMs                   692,385         7,743        700,128       713,617     5.03        4.33
                                 -----------   -----------    -----------   -----------
                                   1,764,539        18,209      1,782,748     1,823,985     4.52        4.01
Non-agency Securities (c)            109,650         2,006        111,656       112,802     5.01        3.81
CMBS (c)                              72,716           (28)        72,688        72,700     2.29        3.47
Commercial loans (c)                  35,759            26         35,785        35,785     8.50        8.47
                                 -----------   -----------    -----------   -----------
                                 $ 1,982,664   $    20,213    $ 2,002,877   $ 2,045,272     4.53        4.06
                                 ===========   ===========    ===========   ===========
DECEMBER 31, 2002
Agency Securities:
   Fannie Mae/Freddie Mac:
     Fixed-rate                  $     3,628   $        21    $     3,649   $     3,788    10.00%       9.48%
     LIBOR/CMT ARMs                1,120,142        16,376      1,136,518     1,162,197     4.99        5.04
     COFI ARMs                       126,356        (3,655)       122,701       128,475     4.20        5.30
   Ginnie Mae ARMs                   881,911         9,767        891,678       904,470     5.36        5.25
                                 -----------   -----------    -----------   -----------
                                   2,132,037        22,509      2,154,546     2,198,930     5.10        5.16
Non-agency Securities (c)             83,073           713         83,786        85,290     5.12        5.62
CMBS (c)                             107,989          (309)       107,680       107,762     3.04        3.96
Commercial loans (c)                  39,505            32         39,537        39,537     8.50        9.03
                                 -----------   -----------    -----------   -----------
                                 $ 2,362,604   $    22,945    $ 2,385,549   $ 2,431,519     5.07        5.17
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

In connection with the formation of private mortgage pass-through securities prior to 1995, the Company was required to establish reserve funds available to pay special hazard (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs. The private mortgage pass-through securities were subsequently held as Non-agency Securities, pledged as CMO collateral or sold to third parties. As of June 30, 2003, included in Receivables and other assets as restricted cash are $4.9 million in special hazard reserve funds and $1.2 million of bankruptcy reserve funds associated with $60.2 million and $63.7 million of loans outstanding, respectively.

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

The components of CMO collateral and investments were as follows (in thousands):

                                                            JUNE 30, 2003   DECEMBER 31, 2002
                                                            -------------   -----------------
Pledged CMO Collateral:
  Pledged mortgage securities                                $  534,594        $1,066,734
  Accrued interest receivable                                     3,202             6,325
                                                             ----------        ----------
                                                                537,796         1,073,059
  Unamortized premium                                             3,550             8,571
                                                             ----------        ----------
                                                                541,346         1,081,630
CMO investments                                                       -             1,791
                                                             ----------        ----------
                                                             $  541,346        $1,083,421
                                                             ==========        ==========

Pledged mortgage securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. With recent redemptions of previously-issued CMO series, the Company no longer has credit risk held in the form of subordinate bonds associated with Pledged CMO Collateral. The weighted average yield for Pledged CMO Collateral and investments was 6.19% during the quarter ended June 30, 2003.

                      NOTE 6 -- REAL ESTATE HELD FOR LEASE

In May 2002 Capstead acquired six "independent" senior living facilities (wherein the operator of the facility provides the tenants little, if any, medical care) (the "Properties"). Concurrent with the acquisition, the Company entered into a long-term "net-lease" arrangement with Brookdale Living Communities, Inc. (collectively with its subsidiaries, "Brookdale"), under which Brookdale is responsible for the ongoing operation and management of the Properties. Brookdale, an owner, operator, developer and manager of senior living facilities, is a majority-owned affiliate of Fortress Investment Group, LLC (see NOTE 14).

The net-lease arrangement with Brookdale consists of a master lease covering all of the Properties and individual property-level leases (referred to collectively as the "Lease"). The Lease has an initial term of 20 years and provides for two 10-year renewal periods. Beginning in May 2007, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value or Capstead's original cost, after certain adjustments. Under the terms of the Lease, Brookdale is responsible for paying all expenses associated with the operation of the Properties, including real estate taxes, other governmental charges, insurance, utilities and maintenance, and an amount representing an attractive cash return on Capstead's equity in the Properties after payment of monthly debt service. Because under the terms of the Lease Brookdale is responsible for changes in related debt service requirements, earnings from the Company's investment in net-leased real estate are generally not affected by changes in interest rates.

Included in Receivables and other assets at June 30, 2003 are $3.2 million in unamortized rent abatements and $1.5 million of other rent receivables due from Brookdale. The components of real estate held for lease were as follows (in thousands):

                           JUNE 30, 2003  DECEMBER 31, 2002
                           -------------  -----------------
LAND                         $  16,450       $  16,450
Buildings                      119,550         119,550
Equipment and fixtures           3,600           3,600
                             ---------       ---------
                               139,600         139,600
Accumulated depreciation        (4,332)         (2,478)
                             ---------       ---------
                             $ 135,268       $ 137,122
                             =========       =========

            NOTE 7 -- REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS

Repurchase arrangements and similar borrowings, classified by type of collateral, maturities and related weighted average interest rates for the dates indicated, were as follows (dollars in thousands):

                                                          JUNE 30, 2003        DECEMBER 31, 2002
                                                     ----------------------   --------------------
                                                      BORROWINGS    AVERAGE   BORROWINGS   AVERAGE
                                                     OUTSTANDING     RATE     OUTSTANDING    RATE
                                                     -----------    -------   -----------  -------
Repurchase arrangements:
   Agency Securities (less than 31 days)             $ 1,704,699     1.12%    $ 1,980,050   1.34%
   Non-agency Securities (less than 31 days)              81,509     1.33          37,677   1.47
   CMBS (greater than 90 days)                            68,489     1.41          98,184   1.62
                                                     -----------              -----------
                                                       1,854,697     1.14       2,115,911   1.36
Commercial bank borrowings                                26,934     3.81          29,745   3.91
                                                     -----------              -----------
                                                     $ 1,881,631     1.18     $ 2,145,656   1.39
                                                     ===========              ===========

Borrowings made under uncommitted repurchase arrangements with investment banking firms pursuant to which the Company pledges Agency and Non-agency Securities as collateral generally have maturities of less than 31 days. Repurchase arrangements with CMBS pledged as collateral generally have longer initial maturities and may feature renewal options. Commercial bank borrowings at June 30, 2003 consist of an adjustable-rate loan that matures in January 2005 secured by a commercial loan investment. The terms and conditions of repurchase arrangements and similar borrowings are negotiated on a transaction-by-transaction basis. The weighted average effective interest rate on repurchase arrangements and similar borrowings was 1.30% during the quarter ended June 30, 2003.

                            NOTE 8 -- CMO BORROWINGS

Each series of CMOs issued consists of various classes of bonds, most of which have fixed rates of interest. Interest is payable monthly at specified rates for all classes. Typically, principal payments on each series are made to each class in the order of their stated maturities so that no payment of principal is made on any class of bonds until all classes having an earlier stated maturity have been paid in full. The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption provided that certain requirements specified in the related indenture have been met (referred to as "Clean-up Calls"); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The weighted average effective interest rate for all CMOs was 6.08% during the quarter ended June 30, 2003.

The components of CMOs along with selected other information were as follows (dollars in thousands):

                                   JUNE 30, 2003    DECEMBER 31, 2002
                                  ---------------   -----------------
CMOs                              $       533,339    $     1,064,295
Accrued interest payable                    2,968              5,785
                                  ---------------    ---------------
   Total obligation                       536,307          1,070,080
Unamortized premium                         2,698              4,699
                                  ---------------    ---------------
                                  $       539,005    $     1,074,779
                                  ===============    ===============
Range of average interest rates     1.40% to 9.42%     1.78% to 9.99%
Range of stated maturities           2009 to 2030       2008 to 2030
Number of series                         13                 17

                   NOTE 9 -- BORROWINGS SECURED BY REAL ESTATE

The components of borrowings secured by real estate and related weighted average interest rates (calculated including bond issue cost amortization) for the dates indicated were as follows (dollars in thousands):

                                           JUNE 30, 2003        DECEMBER 31, 2002
                                     ----------------------   ---------------------
                                     BORROWINGS     AVERAGE   BORROWINGS    AVERAGE
                                     OUTSTANDING     RATE     OUTSTANDING     RATE
                                     -----------   --------   -----------   -------
Mortgage borrowings                    $ 19,458      7.92      $ 19,559      7.92%
Tax-exempt bonds                        100,841      3.10       100,841      2.74
                                       --------                --------
                                       $120,299      3.88      $120,400      3.58
                                       ========                =======

Mortgage borrowings consist of a fixed-rate mortgage secured by one senior living facility that matures in 2009. The tax-exempt bonds are credit-enhanced by Fannie Mae and secured by mortgages on the remaining five senior living facilities. Interest rates on the bonds adjust weekly based on the Bond Market Association Municipal Swap Index ("BMA Index"). Interest rate cap agreements with notional amounts aggregating $100.8 million, five-year terms and cap rates equal to a 6% BMA Index are held to provide funds to pay interest on the bonds in excess of a 6% BMA Index, should that occur. The interest rate cap agreements were valued at $318,000 at June 30, 2003 and included in Receivables and other assets. Monthly principal and interest rate cap reserve fund payments are made to the trustee for the eventual retirement of the bonds by 2032 and the purchase of new cap agreements in 2007.

In connection with the issuance of the bonds in November 2002, Capstead placed into escrow with the trustee reserves for repairs and replacements totaling $2.7 million. During the six months ended June 30, 2003, the trustee released $318,000 of these funds with the remainder expected to be released during 2003. Another $6.0 million is held by the trustee in connection with Capstead posting a $6.0 million letter of credit from a rated financial institution to collateralize certain of the bonds. These funds, along with $724,000 of principal and interest rate cap reserve funds, are included in Receivables and other assets as restricted cash. Also included in Receivables and other assets are $3.4 million in bond issue costs.

The weighted average effective interest rate for all borrowings secured by real estate (calculated including bond issue cost amortization) was 3.78% for the quarter ended June 30, 2003.

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

The following tables summarize fair value disclosures for available-for-sale debt securities (in thousands):

                                                           GROSS        GROSS
                                               COST      UNREALIZED   UNREALIZED      FAIR
                                               BASIS       GAINS        LOSSES        VALUE
                                               -----     ----------   ----------   ----------
AS OF JUNE 30, 2003
Agency Securities:
   Fixed-rate                               $    1,131   $      105   $      -     $    1,236
   ARMs                                      1,780,043       41,133          1      1,821,175
                                            ----------   ----------   --------     ----------
                                             1,781,174       41,238          1      1,822,411
Non-agency Securities                           70,483        1,146          -         71,629
CMBS                                            72,688           40         28         72,700
CMO collateral and investments                  19,439          677          -         20,116
                                            ----------   ----------   --------     ----------
                                            $1,943,784   $   43,101   $     29     $1,986,856
                                            ==========   ==========   ========     ==========

AS OF DECEMBER 31, 2002
Agency Securities:
   Fixed-rate                               $    1,505   $      139   $      -     $    1,644
   ARMs                                      2,150,897       44,251          6      2,195,142
                                            ----------   ----------   --------     ----------
                                             2,152,402       44,390          6      2,196,786
Non-agency Securities                           83,262        1,504          -         84,766
CMBS                                           107,680          112         30        107,762
CMO collateral and investments                  26,943          873          2         27,814
                                            ----------   ----------   --------     ----------
                                            $2,370,287   $   46,879   $     38     $2,417,128
                                            ==========   ==========   ========     ==========

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Agency Securities and Non-agency Securities.

Fair value disclosures for debt securities held-to-maturity were as follows (in thousands):

                                                                    GROSS       GROSS
                                                      COST       UNREALIZED   UNREALIZED     FAIR
                                                      BASIS         GAINS       LOSSES       VALUE
                                                    ----------   ----------   ----------   ----------
AS OF JUNE 30, 2003
 Released CMO Collateral:
   Agency Securities                                $    1,574     $   143    $        -   $    1,717
   Non-agency Securities                                41,173          13           344       40,842
 Pledged CMO Collateral                                521,230         510         1,282      520,458
                                                    ----------   ---------    ----------   ----------
                                                    $  563,977     $   666    $    1,626   $  563,017
                                                    ==========   =========    ==========   ==========
AS OF DECEMBER 31, 2002
 Released CMO Collateral:
   Agency Securities                                $    2,144     $   192    $        -   $    2,336
   Non-agency Securities                                   524          52             -          576
 Pledged CMO Collateral                              1,055,607         795         4,639    1,051,763
                                                    ----------   ---------    ----------   ----------
                                                    $1,058,275     $ 1,039    $    4,639   $1,054,675
                                                    ==========   =========    ==========   ==========

Sales of released CMO collateral classified as held-to-maturity occasionally occur provided the collateral has paid down to within 15% of its original issuance amounts. Dispositions of debt securities were as follows (in thousands):

                                                    QUARTER ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                                    ---------------------     ------------------------
                                                      2003         2002         2003           2002
                                                    --------     --------     --------     -----------
Sale of securities held available-for-sale:
   Amortized cost                                   $ 22,208      $   -       $ 50,748       $    -
   Gain                                                  818          -          1,831            -
Sale of released CMO collateral held-to-maturity:
   Amortized cost                                     18,763          -         22,770            -
   Gain                                                  681          -            810            -

                         NOTE 11 -- COMPREHENSIVE INCOME

Comprehensive income is net income plus other comprehensive income (loss), which, for the periods presented, consists primarily of the change in unrealized gain on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (in thousands):

                                                                QUARTER ENDED           SIX MONTHS ENDED
                                                                    JUNE 30                  JUNE 30
                                                              ---------------------   ---------------------
                                                                2003        2002        2003        2002
                                                              --------    ---------   --------    ---------
Net income                                                    $ 15,241    $ 24,586    $ 32,784    $ 52,961
Other comprehensive income (loss):
   Unrealized gain on Derivatives held as cash flow hedges:

     Change in unrealized gain during period                      (224)         46        (269)        (58)
     Reclassification adjustment for amounts
       included in net income                                      (10)        (95)        (37)       (125)
                                                              --------    --------    --------    --------
                                                                  (234)        (49)       (306)       (183)
   Unrealized gain on debt securities:

     Change in unrealized gain during period                    (1,746)        935      (1,938)     (4,134)
     Reclassification adjustment for amounts
       included in net income                                     (818)          -      (1,831)          -
                                                              --------    --------    --------    --------
         Other comprehensive income (loss)                      (2,798)        886      (4,075)     (4,317)
                                                              --------    --------    --------    --------
Comprehensive income                                          $ 12,443    $ 25,472    $ 28,709    $ 48,644
                                                              ========    ========    ========    ========

                     NOTE 12 -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and weighted average interest rates pertaining to the Company's investments in financial assets (excludes investments in real estate and related borrowings) (dollars in thousands):

                                                                              QUARTER ENDED JUNE 30
                                                              -----------------------------------------------------
                                                                       2003                          2002
                                                              ---------------------        ------------------------
                                                                            AVERAGE                         AVERAGE
                                                               AMOUNT        RATE           AMOUNT           RATE
                                                              --------      -------        --------         -------
Interest income:
   Mortgage securities and other investments                  $ 21,648       4.06%         $ 40,067          5.31%
   CMO collateral and investments                               10,122       6.19            30,696          6.90
                                                              --------                     --------
     Total interest income                                      31,770                       70,763
                                                              --------                     --------
Interest expense:
   Repurchase arrangements and similar
     borrowings                                                  6,454       1.30            12,965          1.85
   CMO borrowings                                               10,010       6.08            30,979          7.01
                                                              --------                     --------
     Total interest expense                                     16,464                       43,944
                                                              --------                     --------
                                                              $ 15,306                     $ 26,819
                                                              ========                     ========

                                                                             SIX MONTHS ENDED JUNE 30
                                                              -----------------------------------------------------
                                                                      2003                           2002
                                                              ---------------------        ------------------------
                                                               AMOUNT       AVERAGE         AMOUNT          AVERAGE
                                                              --------      -------        --------         -------
Interest income:
   Mortgage securities and similar investments                $ 46,785       4.21%         $ 85,835          5.44%
   CMO collateral and investments                               25,090       6.33            68,130          7.09
                                                              --------                     --------
     Total interest income                                      71,875                      153,965
                                                              --------                     --------
Interest expense:
   Repurchase arrangements and similar
     borrowings                                                 13,673       1.32            27,011          1.85
   CMOs borrowings                                              25,349       6.39            68,965          7.22
                                                              --------                     --------
     Total interest expense                                     39,022                       95,976
                                                              --------                     --------
                                                              $ 32,853                     $ 57,989
                                                              ========                     ========

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                                    QUARTER ENDED JUNE 30, 2003
                                                              --------------------------------------
                                                                RATE*         VOLUME*        TOTAL
                                                              --------       ---------      --------
Interest income:
   Mortgage securities and similar investments                $ (8,279)      $ (10,140)     $(18,419)
   CMO collateral and investments                               (2,890)        (17,684)      (20,574)
                                                              --------       ---------      --------
     Total interest income                                     (11,169)        (27,824)      (38,993)
                                                              --------       ---------      --------
Interest expense:
   Repurchase arrangements and similar
     borrowings                                                 (3,290)         (3,221)       (6,511)
   CMO borrowings                                               (3,677)        (17,292)      (20,969)
                                                              --------       ---------      --------
     Total interest expense                                     (6,967)        (20,513)      (27,480)
                                                              --------       ---------      --------
                                                              $ (4,202)      $  (7,311)     $(11,513)
                                                              ========       =========      ========

                                                   SIX MONTHS ENDED JUNE 30, 2003
                                                 ---------------------------------
                                                   RATE*      VOLUME*      TOTAL
                                                 ---------   ---------   ---------
Interest income:
   Mortgage securities and similar investments   $(16,996)   $(22,054)   $(39,050)
   CMO collateral and investments                  (6,620)    (36,420)    (43,040)
                                                 --------    --------    --------
     Total interest income                        (23,616)    (58,474)    (82,090)
                                                 --------    --------    --------
Interest expense:
   Repurchase arrangements and similar
     borrowings                                    (6,559)     (6,779)    (13,338)
   CMO borrowings                                  (7,150)    (36,466)    (43,616)
                                                 --------    --------    --------
     Total interest expense                       (13,709)    (43,245)    (56,954)
                                                 --------    --------    --------
                                                 $ (9,907)   $(15,229)   $(25,136)
                                                 ========    ========    ========

         * The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                    NOTE 13 -- COMMITMENTS AND CONTINGENCIES

During 1998, twenty-four purported class action lawsuits were filed against Capstead and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business. After these actions were consolidated and the court appointed a lead plaintiff group, an amended complaint was filed in October 2000. The amended complaint claims that as a result of alleged improper actions, the market prices of the Company's equity securities were artificially inflated during the period between April 17, 1997 and June 26, 1998 and seeks monetary damages in an undetermined amount. In February 2001 the Company and named officers responded to this amended complaint with motions to dismiss all allegations against the Company and the named officers.

By order dated March 31, 2003, the court granted the Company and named officers' motions to dismiss and entered an order dismissing the amended complaint and denying the plaintiffs' request to further amend their complaint. On May 14, 2003 the plaintiffs filed a motion seeking to vacate this judgement and modify this order to permit the filing of an amended complaint. On June 3, 2003 the Company filed its brief in opposition to the plaintiffs' motion. Management continues to believe the final resolution of this suit will not have a material adverse effect on the financial position of the Company.

                 NOTE 14 -- TRANSACTIONS WITH FORMER AFFILIATES

Fortress Investment Group, LLC (together with its affiliates, "Fortress") was Capstead's largest stockholder, holding approximately 26% of the outstanding common shares as recently as December 31, 2002. Since year-end, Fortress has sold its investment in Capstead. Pursuant to a management contract entered into in April 2000, Fortress provided the services of Mr. Wesley R. Edens as Capstead's chairman and chief executive and of other individuals as necessary to perform support services for Mr. Edens. On July 22, 2003 Mr. Edens resigned from his position with Capstead and the management contract with Fortress was terminated. Under the terms of the contract, Fortress was entitled to a $375,000 base annual fee and participated with management in an incentive fee program based on the Company's expected performance against predetermined benchmarks established by members of the Board of Directors independent of Fortress. Included in Other operating expense is $187,500 of base fees paid to Fortress for services rendered during the six months ended June 30, 2003. In addition, Fortress was awarded $500,000 of incentive fees from amounts accrued through June 30, 2003 under this program. See NOTE 6 for information regarding Fortress' involvement through its affiliate Brookdale in the acquisition and long-term leasing of senior living facilities acquired by Capstead in 2002.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

OVERVIEW

Capstead Mortgage Corporation ("Capstead" or the "Company") operates as a real estate investment trust ("REIT") earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments currently include, but are not limited to, single-family residential adjustable-rate mortgage ("ARM") securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). The Company has also made limited investments in credit-sensitive commercial real estate-related assets, including the direct ownership of real estate. Management believes that such investments, when available at favorable prices and combined with the prudent use of leverage, can produce attractive returns over the long term with less sensitivity to changes in interest rates due largely to a higher risk of default and reduced liquidity compared to Agency Securities.

Capstead's investment portfolios declined the last several years primarily because of high levels of mortgage prepayments and a lack of suitable investment opportunities at favorable prices. Consequently, in 2001 and again in January 2003 (with the payment of the fourth quarter 2002 common dividend), Capstead returned a significant portion of its equity capital to its common stockholders. To the extent proceeds of runoff or asset sales are not reinvested, or cannot be reinvested, at a rate of return at least equal to the rate previously earned on that capital, quarterly earnings and common dividends will likely continue trending lower. The future size and composition of Capstead's investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability on a timely basis of suitable investments at favorable prices (see "Effects of Interest Rate Changes," "Risks Associated with Credit-Sensitive Investments" and "Risks Associated with Owning Real Estate").

MANAGEMENT CHANGES

Fortress Investment Group, LLC (together with its affiliates, "Fortress") was Capstead's largest stockholder, holding approximately 26% of the outstanding common shares as recently as December 31, 2002. Since year-end, Fortress has sold its investment in Capstead. Pursuant to a management contract entered into in April 2000, Fortress provided the services of Mr. Wesley R. Edens as Capstead's chairman and chief executive and of other individuals as necessary to perform support services for Mr. Edens. On July 22, 2003 Mr. Edens resigned from his positions with Capstead and the management contract with Fortress was terminated. Robert I. Kauffman, an associate of Mr. Edens and a director since December 1999, also resigned effective July 22, 2003. Paul M. Low, one of Capstead's founders and a long-time member of the Board of Directors, will succeed Mr. Edens as Chairman. Andrew F. Jacobs, formerly Executive Vice President and Chief Financial Officer, has been promoted to Chief Executive Officer and President and has been elected to serve on the Board of Directors. Phillip A. Reinsch, Senior Vice President - Control, has been promoted to Chief Financial Officer.

BOOK VALUE PER COMMON SHARE

As of June 30, 2003, the Company's book value per common share was $7.83, a decline of $0.40 from December 31, 2002 (calculated using the stated liquidation preferences for Series A and B preferred shares). Book value declined primarily because of dividend payments in excess of quarterly net income (approximately $0.10 per share) and a reduction in the aggregate unrealized gain on the Company's investments (most of which are debt securities carried at fair value with changes in fair value reflected in stockholders' equity) as a result of runoff caused by mortgage prepayments. This unrealized gain can be expected to continue to decline with runoff and to fluctuate with changes in interest rates and market liquidity, and such changes will largely be reflected in book value per common share. Book value will also be affected by other factors, including the level of dividend distributions and depreciation charges on net-leased real estate; however, temporary changes in fair values of investments not held in the form of debt or equity securities generally will not affect book value.

MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

As of June 30, 2003, mortgage securities and similar investments consisted primarily of ARM Agency Securities (see "NOTE 4" to the accompanying consolidated financial statements for discussion of how the Company classifies its mortgage securities and similar investments). Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is generally borne by AAA-rated private mortgage insurers ("Non-agency Securities"). In connection with the formation of private mortgage pass-through securities prior to 1995, the Company was required to establish reserve funds available to pay special hazard (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs. These securities were subsequently held as Non-agency Securities, CMO collateral or sold to third parties. Included in Receivables and other assets as restricted cash are $4.9 million in special hazard reserve funds and $1.2 million of bankruptcy reserve funds associated with $60.2 million and $63.7 million of related loans outstanding as of June 30, 2003, respectively. Commercial mortgage-backed securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities ("CMBS") held by the Company at June 30, 2003 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. Commercial loans held by the Company at June 30, 2003 consist of a loan to a joint venture that holds commercial real estate (see "Risks Associated With Credit-Sensitive Investments").

Mortgage securities are financed under repurchase arrangements with investment banking firms pursuant to which specific securities are pledged as collateral. Capstead financed its commercial loan investment with a loan from a commercial bank. Should the Company acquire additional financial assets that are not mortgage-backed securities, similar financing arrangements with other parties, such as commercial banks, may be employed (see "Liquidity and Capital Resources").

The Company's portfolio of mortgage securities and similar investments declined during the six months ended June 30, 2003 to $2.0 billion from $2.4 billion at December 31, 2002, primarily as a result of portfolio runoff caused by mortgage prepayments. Additions to this portfolio during the first six months of 2003 were limited to $123 million of mortgage securities released from CMO indentures, $73 million of which were sold (see "CMO Collateral and Investments"). To the extent the proceeds of mortgage prepayments and other maturities are not reinvested or cannot be reinvested at a rate of return on invested capital at least equal to the return earned on previous investments, quarterly earnings and dividends will likely continue trending lower. The future size and composition of the Company's investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability of suitable investments at favorable prices (see "Effects of Interest Rate Changes").

The following yield and cost analysis illustrates results achieved during the second quarter of 2003 for components of the mortgage securities and similar investments portfolio and anticipated third quarter 2003 asset yields and borrowing rates based on interest rates in effect on July 22, 2003 (the date second quarter 2003 results were released) (dollars in thousands):

                                  2ND QUARTER AVERAGE (a)          AS OF JUNE 30, 2003
                            ---------------------------------   ------------------------     PROJECTED        LIFETIME
                                            ACTUAL     ACTUAL    PREMIUMS                   3RD QUARTER      PREPAYMENT
                               BASIS      YIELD/COST   RUNOFF   (DISCOUNTS)    BASIS (a)    YIELD/COST (b)   ASSUMPTIONS
                            -----------   ----------   ------   -----------   ----------    --------------   -----------
Agency Securities:
  Fannie Mae/Freddie Mac:
     Fixed-rate             $     2,865      9.35%       43%     $      16    $     2,705       9.69%             30%
     ARMs:
       LIBOR/CMT              1,019,003      3.67        27         13,603        974,099       3.40              25
       COFI                     111,468      4.86        28         (3,153)       105,816       4.70              25
  Ginnie Mae ARMs               751,343      4.33        39          7,743        700,128       3.93              26
                            -----------                          ---------    -----------
                              1,884,679      4.01        32         18,209      1,782,748       3.69              25

Non-agency Securities           131,379      3.81        35          2,006        111,656       4.51              40

CMBS and other
  commercial loans              109,937      5.12        32             (2)       108,473       4.35               -
                            -----------                          ---------    -----------
                              2,125,995      4.06        34      $  20,213      2,002,877       3.80              25
                                                                 =========
Borrowings                    1,963,485      1.30                               1,881,631       1.16
                            -----------                                       -----------
Capital employed/
  financing spread          $   162,510      2.76                             $   121,246       2.64
                            ===========                                       ===========

Return on assets (c)                         2.85

(a) Basis represents the Company's investment before unrealized gains and losses. Actual asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b) Projected annualized yields for the third quarter of 2003 reflect ARM coupon resets and lifetime prepayment assumptions as adjusted for expected prepayments for this quarter only, as of July 22, 2003. Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) ARM coupon resets, (iii) actual prepayments and (iv) any changes in lifetime prepayment assumptions.

(c) The Company generally uses its liquidity to pay down borrowings. Return on assets is calculated on an annualized basis assuming the use of this liquidity to reduce borrowing costs (see "Utilization of Capital and Potential Liquidity").

The overall yield earned on the portfolio averaged 4.06% during the second quarter of 2003, a decline of 29 basis points from an average yield of 4.35% earned during the previous quarter and 59 basis points from the average yield earned during the fourth quarter of 2002. Yields on ARM securities fluctuate as coupon interest rates on the underlying mortgage loans reset to reflect current interest rates and are expected to continue to decline in the coming quarters. For example, if interest rates stabilize at current rates, the average yield on the portfolio could decline approximately 64 basis points by the second quarter of 2004. Actual yields will depend on portfolio composition as well as fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments (see "Effects of Interest Rate Changes").

Average rates on related borrowings were 1.30% during the second quarter of 2003, a decline of four basis points from the first quarter. The June 25, 2003 action taken by the Federal Reserve to reduce the Federal Funds Rate by 25 basis points is expected to lead to a 14 basis point decline in the Company's average borrowing rates during the third quarter. Further declines in borrowing rates, if any, are not expected to fully offset the effects on earnings of declining portfolio yields and balances. The Company's borrowing rates depend on actions by the Federal Reserve to change short-term interest rates, market expectations of future changes in short-term interest rates and the extent of changes in financial market liquidity (see "Effects of Interest Rate Changes").

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

Most of the Company's securitizations have been afforded financing accounting treatment with the related collateral recorded as pledged CMO collateral and the outstanding bonds recorded as CMO liabilities (referred to as "financed CMOs"). Other securitizations issued by the Company in 1993 and prior were treated as sales transactions (referred to as "sold CMOs"). Since 2000, the Company has not issued any CMOs. From time to time, the Company exercises its right to redeem previously issued CMOs (referred to as "clean-up calls") and either sell or hold the released collateral for investment. During the first half of 2003, the Company exercised clean-up calls related to four financed CMOs and two sold CMOs. The Company holds clean-up call rights on eight of its 13 remaining financed CMOs and on its one remaining sold CMO. Although additional gains from CMO redemptions could occur in the coming quarters, the amount and timing of any such gains is dependent upon market conditions.

CMO collateral and investments, net of related bonds, was $2.3 million at June 30, 2003, down from $8.6 million at December 31, 2002. Included in this net investment are $852,000 of remaining CMO collateral premiums (net of CMO bond premiums). Similar to premiums on other financial assets, CMO collateral and bond premiums are amortized to income as CMO collateral yield or bond expense adjustments based on both actual prepayments and lifetime prepayment assumptions or included in the determination of gain (loss) on asset sales and CMO redemptions (see "Effects of Interest Rate Changes").

REAL ESTATE HELD FOR LEASE

In May 2002 Capstead acquired six "independent" senior living properties (wherein the operator of the facility provides the tenants little, if any, medical care) (the "Properties"). The following table summarizes information about the Properties:

                                                                                             YEAR
        PROPERTY                  LOCATION               UNITS (a)          OCCUPANCY (b)   OPENED
-------------------------    ----------------   -------------------------   -------------   ------
Chambrel at Roswell          Roswell, GA              280 (256 IL; 24 AL)      93.6%         1987
Chambrel at Pinecastle       Ocala, FL                161 (120 IL; 41 AL)      96.9          1987
Chambrel at Island Lake      Longwood, FL             269 (229 IL; 40 AL)      95.9          1985
Chambrel at Montrose         Akron, OH                168 (136 IL; 32 AL)      97.0          1987
Chambrel at Williamsburg     Williamsburg, VA         255 (200 IL; 55 AL)      98.0          1987
Chambrel at Club Hill        Garland, TX              260 (192 IL; 68 AL)      88.8          1987
                                                ------------------------
    Total                                        1,393 (1,133 IL; 260 AL)      94.8
                                                ========================

(a) IL refers to Independent Living units, AL refers to Assisted Living units.

(b)      As of June 30, 2003.

Concurrent with the acquisition of the Properties, the Company entered into a long-term "net-lease" arrangement (the "Lease") with Brookdale Living Communities, Inc. (collectively with its subsidiaries, "Brookdale"), under which Brookdale is responsible for the ongoing operation and management of the Properties. Brookdale, an owner, operator, developer and manager of senior living facilities, is a majority-owned affiliate of Fortress. The Lease has an initial term of 20 years and provides for two 10-year renewal periods. Beginning in May 2007, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value or Capstead's original cost, after certain adjustments. Under the terms of the Lease, Brookdale is responsible for paying all expenses associated with operating the Properties, including real estate taxes, other government charges, insurance, utilities and maintenance, and an amount representing an attractive cash return on Capstead's equity in the Properties after payment of monthly debt service. In keeping with Capstead's strategy of reinvesting a portion of its capital into investments that can produce attractive returns over the long term with less sensitivity to changes in interest rates, any future changes in monthly debt service requirements are the responsibility of Brookdale under the terms of the Lease (see "Risks Associated with Owning Real Estate").

UTILIZATION OF CAPITAL AND POTENTIAL LIQUIDITY

The following table illustrates Capstead's utilization of capital and potential liquidity as of June 30, 2003 in comparison with December 31, 2002 (in thousands):

                                                                                      CAPITAL         POTENTIAL
                                                    ASSETS        BORROWINGS          EMPLOYED      LIQUIDITY (a)
                                                 ------------   -------------       -----------     -------------
Mortgage securities and similar investments:
     Agency Securities                           $ 1,823,985     $ 1,704,699        $   119,286       $    65,316
     Non-agency Securities                           112,802          81,509             31,293            27,224
     CMBS and other commercial loans                 108,485          95,423             13,062              (317)
                                                 -----------     -----------        -----------       -----------
                                                   2,045,272       1,881,631            163,641            92,223
CMO collateral and investments                       541,346         539,005              2,341                 -
Real estate held for lease                           135,268         120,299             14,969                 -
                                                 -----------     -----------        -----------       -----------
                                                 $ 2,721,886     $ 2,540,935            180,951            92,223
                                                 ===========     ===========
Other assets, net of other liabilities                                                  123,207             60,221 (b)
Second quarter common dividend                                                          (10,931)           (10,931)(c)
                                                                                    -----------       ------------
                                                                                    $   293,227       $    141,513
                                                                                    -----------       ------------
Balances as of December 31, 2002                 $ 3,652,062     $ 3,340,835        $   298,578       $    143,033
                                                 ===========     ===========        ===========       ============

(a) Based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of June 30, 2003 (see "Liquidity and Capital Resources").

(b)      Represents unrestricted cash and cash equivalents.

(c) The second quarter common dividend was declared June 12, 2003 and paid July 21, 2003 to stockholders of record as of June 30, 2003.

The Company generally finances its mortgage securities and similar investments with repurchase arrangements and similar borrowings. CMO collateral is pledged to secure CMO bonds. Real estate held for lease is financed by long-term borrowings. Liquidity is affected by, among other things, changes in market value of assets pledged under repurchase and similar borrowing arrangements, principal prepayments and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of financial leverage will be dependent upon many factors, including the size and composition of the Company's investment portfolios (see "Liquidity and Capital Resources" and "Effects of Interest Rate Changes").

                              RESULTS OF OPERATIONS

Comparative net operating results (interest income or lease revenue, net of related interest expense, depreciation and, in the case of CMO administration, related direct and indirect operating expense) by source were as follows (in thousands, except per share amounts):

                                                   QUARTER ENDED         SIX MONTHS ENDED
                                                      JUNE 30                JUNE 30
                                               --------------------    --------------------
                                                 2003        2002        2003        2002
                                               --------    --------    --------    --------
Mortgage securities and similar investments:
  Agency securities                            $ 13,195    $ 24,523    $ 28,981    $ 53,880
  Non-agency Securities                           1,029       1,062       2,074       2,169
  CMBS and other commercial loans                   903       1,429       1,917       2,601
CMO collateral and investments                       80        (350)       (327)       (985)
                                               --------    --------    --------    --------
    Net margin on financial assets               15,207      26,664      32,645      57,665
                                               --------    --------    --------    --------
Real estate held for lease:
  Lease revenue net of related
    interest expense                              1,442         891       2,871         891
  Real estate depreciation                         (927)       (642)     (1,854)       (642)
                                               --------    --------    --------    --------
    Net margin on real estate held for lease        515         249       1,017         249
                                               --------    --------    --------    --------
Other revenue (expense):
  Gain on asset sales and CMO redemptions         1,392           -       3,140           -
  CMO administration and other                      181         753         401       1,200
  Management and affiliate incentive fee           (587)     (1,630)     (1,493)     (3,224)
  Other operating expense                        (1,467)     (1,450)     (2,926)     (2,929)
                                               --------    --------    --------    --------
    Total other revenue (expense)                  (481)     (2,327)       (878)     (4,953)
                                               --------    --------    --------    --------

Net income                                     $ 15,241    $ 24,586    $ 32,784    $ 52,961
                                               ========    ========    ========    ========
Net income per common share:
  Basic                                        $   0.73    $   1.41    $   1.62    $   3.09
  Diluted                                          0.65        1.24        1.41        2.67
  Operating *                                      0.68        1.43        1.50        3.08

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

Agency Securities remained the primary contributor to operating results during the quarter and six months ended June 30, 2003; however, the impact of lower yields and a significantly lower average outstanding portfolio was evident in current year results, which were significantly less than in the same periods in 2002 despite lower borrowing rates. Yields for this portfolio averaged 4.01% and 4.16% during the quarter and six months ended June 30, 2003, compared to 5.32% and 5.47% during the same periods in 2002, while borrowing rates averaged 1.25% and 1.27% for the quarter and six months ended June 30, 2003 compared to 1.81% for both periods in 2002. The average outstanding Agency Securities portfolio was $1.9 billion and $2.0 billion for the quarter and six months ended June 30, 2003 compared to $2.7 billion and $2.9 billion during the same periods in 2002.

Non-agency Securities contributed slightly less to operating results during the quarter and six months ended June 30, 2003 compared to the same periods in 2002 primarily because declines in yields offset declines in borrowing rates and the benefits of additional securities made available from the redemption of CMOs. Yields for this portfolio (calculated including mortgage insurance costs) were lower averaging 3.81% and 4.24% during the quarter and six months ended June 30, 2003 compared to 5.68% and 5.92% during the same periods in 2002, while borrowing rates averaged 1.48% and 1.45% compared to 1.92% and 1.95% during the same periods in 2002. The average outstanding portfolio was $131 million and $115 million during the quarter and six months ended June 30, 2003 compared to $91 million and $90 million during the same periods in 2002.

CMBS and other commercial loans contributed less to operating results during the quarter and six months ended June 30, 2003 than in the same periods in 2002 primarily because of a lower average outstanding portfolio with payoffs during 2003 of several positions held by the Company throughout all of last year. The average outstanding portfolio was $110 million and $126 million during the quarter and six months ended June 30, 2003 compared to nearly $200 million for both periods in 2002. The portfolio yielded 5.12% and 4.87% during the quarter and six months ended June 30, 2003 while borrowing rates averaged 2.13% and 2.11% producing financing spreads of 2.99% and 2.76%. This compares with yields of 5.00% and 4.73% and borrowing rates of 2.52% and 2.46% for spreads of 2.48% and 2.27% during the same periods in 2002. Because this portfolio currently consists of adjustable-rate assets secured by borrowings with similar interest rate adjustment features, future changes in short-term interest rates should have little effect on financing spreads.

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

Real estate held for lease was acquired May 1, 2002; therefore the quarter and six months ended June 30, 2002 only includes two months ownership of these properties (see "Financial Condition - Real Estate Held For Lease").

Gain on asset sales and CMO redemptions in the quarter and six months ended June 30, 2003 reflect the sale of $73 million of fixed-rate released CMO collateral and a gain on the redemption of CMO bonds related to $49 million in adjustable-rate collateral now held as Non-agency Securities. Although additional gains from the redemption of previously-issued securitizations could occur in the coming quarters, the amount and timing of any such gains are dependent upon future market conditions.

CMO administration revenue continues to trend lower primarily because a declining portfolio of CMOs for which the Company provides administrative services. As these CMOs pay down, related fee income is expected to decline. Other revenue was lower due to lower balances in overnight investments during 2003.

Management and affiliate incentive fee accruals reflect current year expectations for the amount the Company's performance will exceed predetermined benchmarks established at the beginning of the year by independent members of the Board of Directors and includes $500,000 awarded Fortress for its services prior to termination of its management contract in July. Lower current year accruals reflect the recent trend of lower quarterly earnings and dividends (see "Financial Condition - Overview" and "- Management Changes").

                         LIQUIDITY AND CAPITAL RESOURCES

Capstead's primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on mortgage securities and similar investments. Other sources of funds include proceeds from other borrowing arrangements, proceeds from asset sales, payments received on real estate held for lease, and excess cash flows on CMO collateral and investments. The Company generally uses its liquidity to pay down borrowings to reduce borrowing costs. The table included under "Financial Condition - Utilization of Capital and Potential Liquidity" illustrates additional funds potentially available to the Company as of June 30, 2003. The Company currently believes that it has ample liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, including the funding of CMO clean-up calls, and the payment of cash dividends as required for Capstead's continued qualification as a REIT. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

Borrowings under repurchase arrangements secured by Agency Securities and Non-agency Securities generally have maturities of less than 31 days. These borrowings totaled approximately $1.8 billion at June 30, 2003. Capstead has uncommitted repurchase facilities with investment banking firms to finance these investments, subject to certain conditions. Interest rates on these borrowings are generally based on 30-day London Interbank Offered Rate ("LIBOR") rates and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries (see "Effects of Interest Rate Changes").

Borrowings under repurchase arrangements with investment banking firms secured by CMBS and from commercial banks secured by investments in commercial loans more closely match the interest rate adjustment features of these investments such that the Company anticipates it can earn more consistent financing spreads and, as a result, experience less interest rate volatility than experienced with investments in Agency Securities. These borrowings, which generally have longer initial maturities than borrowings secured by Agency Securities and may feature renewal options, totaled approximately $95 million at June 30, 2003. Should Capstead make significant additional investments in credit-sensitive assets, it is anticipated that it will attempt to lessen interest rate volatility in a similar fashion or through the use of derivative financial instruments ("Derivatives") such as interest rate swaps (see "Effects of Interest Rate Changes" and "Risks Associated With Credit-Sensitive Investments").

CMO borrowings totaled approximately $539 million at June 30, 2003 and are secured by CMO collateral pledged to the related indentures. As such, recourse is limited to this collateral and therefore has a limited impact on Capstead's liquidity and capital resources. The maturity of each CMO series is affected by mortgage prepayments and clean-up calls.

With its acquisition of senior living properties in 2002, Capstead assumed approximately $19 million in fixed-rate mortgage financing from a commercial bank that matures in 2009 and $101 million in tax-exempt bond debt. In November 2002, the tax-exempt bonds were refunded with proceeds from issuing new 30-year adjustable-rate tax-exempt bonds. Under the terms of the Lease, changes in interest rates on this debt are the responsibility of the lessee and as such, have no effect on the Company's liquidity (see "Financial Condition - Real Estate Held For Lease").

                        EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

Capstead performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All financial assets and derivative financial instruments ("Derivatives") held are included in this analysis. The sensitivity of components of Other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. Because under the terms of the Lease, Brookdale is responsible for changes in related debt service requirements, earnings from the Company's investment in net-leased real estate are generally not affected by changes in interest rates. The model incorporates management assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for purposes of amortizing investment and liability premiums and discounts. These assumptions are developed through a combination of historical analysis and future expected pricing behavior. As of June 30, 2003, Capstead had the following estimated earnings sensitivity profile (dollars in thousands):

                                            10-YEAR
                                 30-DAY       U.S.
                                  LIBOR     TREASURY
                                  RATE        RATE                    IMMEDIATE CHANGE IN:*
                               ----------   --------   ---------------------------------------------
30-day LIBOR rate                                      Down 1.00%   Down 1.00%     Flat     Up 1.00%
10-year U.S. Treasury rate                             Down 1.00%      Flat      Up 1.00%   Up 1.00%
Projected 12-month
   earnings change:
   June 30, 2003                 1.12%        3.52%       5,616       8,782        2,481     (6,995)
   December 31, 2002             1.38         3.82        8,484      11,817        2,490     (9,665)

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

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may affect Capstead's earnings in various ways. Earnings currently depend, in part, on the difference between the interest received on mortgage securities and similar investments, and the interest paid on related borrowings, which are generally based on 30-day LIBOR. The resulting financing spread may be reduced or even turn negative in a rising short-term interest rate environment. Because the mortgage securities and similar investments portfolio consists primarily of ARM securities, the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on the underlying ARM loans, which reset periodically based on underlying indices (generally one-year CMT rates). Since only a portion of the ARM loans underlying these securities reset each month, and the terms of an ARM loan generally limit the amount of such increases during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans contributing to lower or even negative financing spreads. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively effect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company's borrowing rates, earnings could be adversely affected. The Company may invest in Derivatives from time to time as a hedge against rising interest rates on a portion of its short-term borrowings. At June 30, 2003, the Company did not own any Derivatives for this purpose.

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

                    RISKS ASSOCIATED WITH OWNING REAL ESTATE

The direct ownership of commercial real estate involves a number of risks. With its first acquisition of real estate, Capstead has attempted to mitigate these risks by entering into a long-term "net-lease" arrangement whereby the lessee is responsible for the ongoing operation and management of the properties and for paying all expenses associated with the operation of the properties. Although reduced by this net-lease arrangement, risks of ownership remain, including:

- The risk that changes in economic conditions or real estate markets may adversely affect the value of the properties.

- During inflationary periods, which are generally accompanied by rising interest rates, increases in operating costs and borrowing rates may be greater than increases in lessee revenues from operating properties. Over an extended period of time, this could result in lessee defaults.

- The risk that a deterioration of local conditions could adversely affect the ability of a lessee to profitably operate a property. For instance, an oversupply of senior living properties could hamper the leasing of senior living units at favorable rates. This could ultimately affect the value of the properties.

- Changes in tax, zoning or other laws could make properties less attractive or less profitable.

- An owner cannot be assured that lessees will elect to renew their leases when the terms expire. If a lessee does not renew its lease or otherwise defaults on its lease obligations, there is no assurance the owner can obtain a substitute lessee on acceptable terms. If the owner cannot obtain another qualified operator to lease a property, the owner may be required to modify the property for a different use, which may involve significant capital expenditures and delays in re-leasing the property.

- The risk that lessees will not perform under their leases, reducing the owner's income from the leases or requiring the owner to assume costs (such as real estate taxes, insurance, utilities and maintenance) that are the lessees' responsibility under net-leases. In the case of special-purpose real estate such as senior living facilities, compliance with licensing requirements could complicate or delay the transfer of operational control of such properties. This could lead to a significant cash flow burden for the owner to service the debt and otherwise maintain the properties.

- Net-leases generally require the lessee to carry comprehensive liability, casualty, workers' compensation and rental loss insurance. The required coverage is typical of the type, and amount, customarily obtained by an owner of similar properties. However, there are some types of losses, such as catastrophic acts of nature, for which insurance cannot be obtained at a commercially reasonable cost. If there is an uninsured loss or a loss in excess of insurance limits, the owner could lose both the revenues generated by the affected property and the capital invested in the property. The owner would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property.

- Investments in real estate are subject to various federal, state and local regulatory requirements including the Americans with Disabilities Act (the "ADA"). The ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations be made to commercial facilities to conform to accessibility guidelines. Failure to comply with the ADA can result in injunctions, fines, and damage awards to private parties and additional capital expenditures to remedy noncompliance. Existing requirements may change and compliance with future requirements may involve significant unanticipated expenditures. Although typically these expenditures would be the responsibility of the lessee under the terms of net-leases, if lessees fail to perform these obligations, the owner may be required to do so.

- Under federal, state and local environmental laws, the owner may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at its properties, regardless of its knowledge or actual responsibility, simply because of current or past ownership of the real estate. If unidentified environmental problems arise, the owner may have to make substantial payments, which could adversely affect cash flow and the ability to make distributions to stockholders. This is so because:

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

- An owner may desire to sell a property in the future because of changes in market conditions or poor lessee performance or to avail itself of other opportunities. An owner may also be required to sell a property in the future to meet debt obligations or avoid a default. Unlike investments in mortgage securities, real estate cannot always be sold quickly, and there can be no assurance that the properties can be sold at a favorable price or that a prospective buyer will view existing lease or operating arrangements favorably. In addition, a property may require restoration or modification before it is sold.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Management believes the following are critical accounting policies in the preparation of Capstead's consolidated financial statements that involve the use of estimates requiring considerable judgment:

- Amortization of Premiums and Discounts on Financial Assets and Borrowings - Premiums and discounts on financial assets and borrowings are recognized in earnings as adjustments to interest income or interest expense by the interest method over the estimated lives of the related assets or borrowings. For most of Capstead's financial assets, and for its CMO borrowings, estimates and judgments related to future levels of mortgage prepayments are critical to this determination (see "Effects of Interest Rate Changes").

- Fair Value and Impairment Accounting for Financial Assets - Most of Capstead's mortgage securities and similar investments portfolio and a small portion of its CMO collateral and investments portfolio are classified as held available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in stockholders' equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of an individual asset below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge. Considerable judgment is required interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity (see "NOTE 10" to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets, "Risks of Interest Rate Changes" and "Risks Associated with Credit-Sensitive Investments").

- Depreciation and Impairment Accounting for Real Estate held for Lease - Real estate is carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of buildings, equipment and fixtures. If a significant adverse event or change in circumstances occurs, management would assess if the values of the Company's real estate properties have become impaired. If estimated operating cash flows (undiscounted and without interest charges) of a property over its remaining useful life are less than its net carrying value, the difference between net carrying value and fair value would be included in Other revenue (expense) as an impairment charge. Considerable judgment is required in determining useful lives of components of real estate properties and in estimating operating cash flows, particularly during periods of changing circumstances (see "Risks Associated with Owning Real Estate").

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

           COMPARISON OF OPERATING INCOME AND DILUTED INCOME PER SHARE

The following table compares the calculation of operating income and operating income per common share to net income and diluted net income per share (in thousands, except per share amounts):

                                                                         QUARTER ENDED
                                        ------------------------------------------------------------------------------
                                              JUNE 30, 2003               MARCH 31, 2003             JUNE 30, 2002
                                        ------------------------     -----------------------    ----------------------
                                        OPERATING        DILUTED     OPERATING      DILUTED     OPERATING      DILUTED
                                        ---------        -------     ---------      --------    ---------     --------
Net income                              $ 15,241        $ 15,241     $ 17,543       $ 17,543    $ 24,586      $ 24,586
Adjustments for:
   Depreciation on real estate               927               -          927              -         642             -
   Gain on asset sales and
     CMO redemptions                      (1,393)              -       (1,748)             -           -             -
   Series B preferred dividends           (4,982)              -       (4,983)             -      (4,990)            -
                                        --------        --------     --------       --------    --------      --------
                                        $  9,793        $ 15,241     $ 11,739       $ 17,543    $ 20,238      $ 24,586
                                        ========        ========     ========       ========    ========      ========

Weighted average common
   shares outstanding                     13,978          13,978       13,935         13,935      13,856        13,856
Net effect of dilutive securities:
   Preferred B shares                          -           8,943            -          8,910           -         5,638
   Stock options and other
     preferred shares                        349             349          407            407         319           319
                                        --------        --------     --------       --------    --------      --------
                                          14,327          23,270       14,342         23,252      14,175        19,813
                                        ========        ========     ========       ========    ========      ========

                                        $   0.68        $   0.65     $   0.82       $   0.75    $   1.43      $   1.24
                                        ========        ========     ========       ========    ========      ========

                                                                           SIX MONTHS ENDED
                                                  ------------------------------------------------------------------
                                                          JUNE 30, 2003                         JUNE 30, 2002
                                                  -----------------------------          ---------------------------
                                                  OPERATING             DILUTED          OPERATING           DILUTED
                                                  ---------             -------          ---------           -------
Net income                                        $ 32,784             $ 32,784           $ 52,961          $ 52,961
Adjustments for:
   Depreciation on real estate                       1,854                    -                642                 -
   Gain on asset sales and
     CMO redemptions                                (3,140)                   -                  -                 -
   Series B preferred dividends                     (9,965)                   -             (9,981)                -
                                                  --------             --------           --------          --------
                                                  $ 21,533             $ 32,784           $ 43,622          $ 52,961
                                                  ========             ========           ========          ========
Weighted average common
   shares outstanding                               13,957               13,957             13,840            13,840
Net effect of dilutive securities:
   Preferred B shares                                    -                8,927                  -             5,638
   Stock options and other
     preferred shares                                  356                  356                328               328
                                                  --------             --------           --------          --------
                                                    14,313               23,240             14,168            19,806
                                                  ========             ========           ========          ========

                                                  $   1.50             $   1.41           $   3.08          $   2.67
                                                  ========             ========           ========          ========

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                         ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Executive Vice President - Finance ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

                          PART II. -- OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in NOTE 13 to the accompanying unaudited interim financial statements and is incorporated herein by reference.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits: The following Exhibits are presented herewith:

         Exhibit 12 - Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

         Exhibit 31.1 - Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         Current Report on Form 8-K dated April 1, 2003 announcing ruling received granting Capstead's motion to dismiss shareholder suit (see
         ITEM 1. above).

         Current Report on Form 8-K dated April 24, 2003 announcing first quarter 2003 financial results.

         Current Report on Form 8-K dated May 14, 2003 announcing plaintiff's motion seeking to vacate the Court's March 31, 2003 judgement and modify the Court's March 31, 2003 order to permit the filing of an amended complaint (see ITEM 1. above).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CAPSTEAD MORTGAGE CORPORATION

Date: August 7, 2003                 By: /s/ ANDREW F. JACOBS
                                         -------------------------------------
                                         Andrew F. Jacobs
                                         President and Chief Executive Officer

Date: August 7, 2003                 By: /s/ PHILLIP A. REINSCH
                                         -------------------------------------
                                         Phillip A. Reinsch
                                         Senior Vice President and
                                         Chief Financial Officer