Form 10-Q
period 2003-09-30
CAPSTEAD MORTGAGE CORP
filed 2003-11-05
CIK 766701

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2003

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

Common Stock ($0.01 par value)                 14,016,803 as of November 5, 2003

================================================================================

                          CAPSTEAD MORTGAGE CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                                      INDEX




                        PART I. -- FINANCIAL INFORMATION

                                                                                                            PAGE
                                                                                                            ----
ITEM 1.       Financial Statements

   Consolidated Balance Sheets -- September 30, 2003 and December 31, 2002................................    3

   Consolidated Statements of Operations -- Quarter and Nine Months Ended
     September 30, 2003 and 2002..........................................................................    4

   Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 2003 and 2002.................    5

   Notes to Consolidated Financial Statements.............................................................    6

ITEM 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................................   16

ITEM 3.       Qualitative and Quantitative Disclosure of Market Risk......................................   31

ITEM 4.       Controls and Procedures.....................................................................   31

                                         PART II. -- OTHER INFORMATION

ITEM 1.       Legal Proceedings...........................................................................   31

ITEM 6.       Exhibits and Reports on Form 8-K............................................................   31

SIGNATURES................................................................................................   32

                          ITEM 1. FINANCIAL STATEMENTS

                        PART I. -- FINANCIAL INFORMATION
                          CAPSTEAD MORTGAGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 SEPTEMBER 30, 2003  DECEMBER 31, 2002
                                                                 ------------------  -----------------
                                                                     (UNAUDITED)
ASSETS
   Mortgage securities and similar investments
     ($2.0 billion pledged under repurchase arrangements)          $    2,120,974      $    2,431,519
   CMO collateral and investments                                         240,528           1,083,421
                                                                   --------------      --------------
                                                                        2,361,502           3,514,940
   Real estate held for lease, net of accumulated depreciation            134,341             137,122
   Receivables and other assets                                            58,474              55,863
   Cash and cash equivalents                                               98,025              59,003
                                                                   --------------      --------------
                                                                   $    2,652,342      $    3,766,928
                                                                   ==============      ==============


LIABILITIES
   Repurchase arrangements and similar borrowings                  $    1,994,389      $    2,145,656
   Collateralized mortgage obligations ("CMOs")                           239,565           1,074,779
   Borrowings secured by real estate                                      120,253             120,400
   Incentive fee payable to former affiliate                                   --               4,982
   Common stock dividend payable                                           10,513             116,585
   Accounts payable and accrued expenses                                    5,281               5,948
                                                                   --------------      --------------
                                                                        2,370,001           3,468,350
                                                                   --------------      --------------

STOCKHOLDERS' EQUITY
   Preferred stock - $0.10 par value; 100,000 shares authorized:
     $1.60 Cumulative Preferred Stock, Series A,
       211 and 219 shares issued and outstanding at
       September 30, 2003 and December 31, 2002,
       respectively ($3,468 aggregate liquidation preference)               2,956               3,058
     $1.26 Cumulative Convertible Preferred Stock, Series B,
       15,819 and 15,820 shares issued and outstanding at
       September 30, 2003 and December 31, 2002,
       respectively ($180,025 aggregate liquidation preference)           176,707             176,708
     Common stock - $0.01 par value; 100,000 shares authorized;
       14,017 and 13,962 shares issued and outstanding at
       September 30, 2003 and December 31, 2002, respectively                 140                 140
   Paid-in capital                                                        456,981             458,919
   Accumulated deficit                                                   (387,718)           (387,718)
   Accumulated other comprehensive income                                  33,275              47,471
                                                                   --------------      --------------
                                                                          282,341             298,578
                                                                   --------------      --------------

                                                                   $    2,652,342      $    3,766,928
                                                                   ==============      ==============

See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         QUARTER ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30                   SEPTEMBER 30
                                                  ----------------------------    ----------------------------
                                                      2003            2002            2003            2002
                                                  ------------    ------------    ------------    ------------
INTEREST INCOME:
 Mortgage securities and similar investments      $     19,599    $     34,866    $     66,384    $    120,701
 CMO collateral and investments                          5,971          26,316          31,061          94,446
                                                  ------------    ------------    ------------    ------------
     Total interest income                              25,570          61,182          97,445         215,147
                                                  ------------    ------------    ------------    ------------

INTEREST AND RELATED EXPENSE:
 Repurchase arrangements and similar borrowings          5,377          11,886          19,050          38,897
 CMO borrowings                                          5,803          26,594          31,152          95,559
 Mortgage insurance and other                               93             144             301             468
                                                  ------------    ------------    ------------    ------------
     Total interest and related expense                 11,273          38,624          50,503         134,924
                                                  ------------    ------------    ------------    ------------
        Net margin on financial assets                  14,297          22,558          46,942          80,223
                                                  ------------    ------------    ------------    ------------

REAL ESTATE LEASE INCOME                                 2,468           3,219           7,564           5,406
                                                  ------------    ------------    ------------    ------------

REAL ESTATE-RELATED EXPENSE:
 Interest                                                1,046           1,918           3,271           3,214
 Depreciation                                              927             962           2,781           1,604
                                                  ------------    ------------    ------------    ------------
   Total real estate-related expense                     1,973           2,880           6,052           4,818
                                                  ------------    ------------    ------------    ------------
     Net margin on real estate held for lease              495             339           1,512             588
                                                  ------------    ------------    ------------    ------------

OTHER REVENUE (EXPENSE):
 Gain on asset sales and CMO redemptions                 1,411           1,901           4,551           1,901
 CMO administration and other                              459             914             860           2,114
 Incentive fee payable to former affiliate                  --          (1,351)           (500)         (4,034)
 Other operating expense                                (1,883)         (1,610)         (5,802)         (5,080)
                                                  ------------    ------------    ------------    ------------
     Total other revenue (expense)                         (13)           (146)           (891)         (5,099)
                                                  ------------    ------------    ------------    ------------
                                                  $     14,779    $     22,751    $     47,563    $     75,712
                                                  ============    ============    ============    ============
NET INCOME

Net income                                        $     14,779    $     22,751    $     47,563    $     75,712
Less cash dividends paid on preferred stock             (5,068)         (5,097)        (15,204)        (15,296)
                                                  ------------    ------------    ------------    ------------

Net income available to common stockholders       $      9,711    $     17,654    $     32,359    $     60,416
                                                  ============    ============    ============    ============

NET INCOME PER COMMON SHARE:
 Basic                                            $       0.69    $       1.27    $       2.32    $       4.36
 Diluted                                                  0.63            1.15            2.04            3.82

CASH DIVIDENDS DECLARED PER SHARE:
 Common                                           $      0.750    $      1.320    $      2.470    $      4.440
 Series A Preferred                                      0.400           0.400           1.200           1.200
 Series B Preferred                                      0.315           0.315           0.945           0.945


See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                --------------------------------
                                                                     2003             2002
                                                                --------------    --------------
OPERATING ACTIVITIES:
   Net income                                                   $       47,563    $       75,712
   Noncash items:
     Amortization of discount and premium                                9,185            17,699
     Depreciation and other amortization                                 3,740             2,692
     Recognition of rent abatement                                          58            (3,172)
   Gain on asset sales and CMO redemptions                              (4,551)           (1,901)
   Net change in prepaids, receivables, other assets,
     accounts payable and accrued expenses                              (7,388)          (16,310)
                                                                --------------    --------------
       Net cash provided by operating activities                        48,607            74,720
                                                                --------------    --------------

INVESTING ACTIVITIES:
   Purchases of mortgage securities and similar investments           (235,028)         (104,228)
   Purchase of real estate                                                  --           (23,320)
   Principal collections on mortgage securities
     and similar investments                                           645,199           863,506
   Proceeds from asset sales                                           123,543            16,901
   CMO collateral:
     Principal collections                                             594,113           794,826
     Decrease in accrued interest receivable                             3,382             4,801
                                                                --------------    --------------
       Net cash provided by investing activities                     1,131,209         1,552,486
                                                                --------------    --------------

FINANCING ACTIVITIES:
   Decrease in repurchase arrangements and similar borrowings         (151,267)         (830,941)
   Decrease in borrowings secured by real estate                          (147)             (393)
   CMO borrowings:
     Principal payments on securities                                 (829,111)         (798,286)
     Decrease in accrued interest payable                               (4,487)           (4,458)
   Capital stock transactions                                               70               190
   Dividends paid                                                     (155,852)          (58,105)
                                                                --------------    --------------
       Net cash used in financing activities                        (1,140,794)       (1,691,993)
                                                                --------------    --------------
Net change in cash and cash equivalents                                 39,022           (64,787)
Cash and cash equivalents at beginning of period                        59,003           123,520
                                                                --------------    --------------

Cash and cash equivalents at end of period                      $       98,025    $       58,733
                                                                ==============    ==============




See accompanying notes to consolidated financial statements.

                          CAPSTEAD MORTGAGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                               NOTE 1 -- BUSINESS

Capstead Mortgage Corporation ("Capstead" or the "Company") operates as a real estate investment trust ("REIT") earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments currently include, but are not limited to, single-family residential adjustable-rate mortgage ("ARM") securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). Capstead has also made limited investments in credit-sensitive commercial real estate-related assets, including the direct ownership of real estate. Management believes that such investments, when available at favorable prices and combined with the prudent use of leverage, can produce attractive returns over the long term with less sensitivity to changes in interest rates due largely to a higher risk of default and reduced liquidity compared to fixed-rate and medium-term Agency Securities.

Capstead's investment portfolios declined the last several years primarily because of high levels of mortgage prepayments and a lack of suitable investment opportunities at favorable prices. Consequently, in 2001 and again in January 2003 (with the payment of the fourth quarter 2002 common dividend), Capstead returned a significant portion of its equity capital to its common stockholders. To the extent proceeds of runoff or asset sales are not reinvested, or cannot be reinvested, at a rate of return at least equal to the rate previously earned on that capital, quarterly earnings and common dividends may continue trending lower. The future size and composition of Capstead's investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability on a timely basis of suitable investments at favorable prices.

                         NOTE 2 -- BASIS OF PRESENTATION

INTERIM FINANCIAL REPORTING

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

                                                             QUARTER ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30                  SEPTEMBER 30
                                                       --------------------------    --------------------------
                                                          2003           2002           2003           2002
                                                       -----------    -----------    -----------    -----------
NUMERATOR FOR BASIC NET INCOME PER COMMON SHARE:
   Net income                                          $    14,779    $    22,751    $    47,563    $    75,712
   Less all preferred share dividends                       (5,068)        (5,097)       (15,204)       (15,296)
                                                       -----------    -----------    -----------    -----------
   Net income available to common stockholders         $     9,711    $    17,654    $    32,359    $    60,416
                                                       ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  13,995         13,871         13,969         13,850
BASIC NET INCOME PER COMMON SHARE                      $      0.69    $      1.27    $      2.32    $      4.36
NUMERATOR FOR DILUTED NET INCOME PER COMMON SHARE:
   Net income                                          $    14,779    $    22,751    $    47,563    $    75,712
                                                       ===========    ===========    ===========    ===========
DENOMINATOR FOR DILUTED NET INCOME PER COMMON SHARE:
   Weighted average common shares outstanding               13,995         13,871         13,969         13,850
   Net effect of dilutive stock options                         38             50             35             59
   Net effect of dilutive preferred shares *                 9,302          5,898          9,263          5,901
                                                       -----------    -----------    -----------    -----------
                                                            23,335         19,819         23,267         19,810
                                                       ===========    ===========    ===========    ===========

DILUTED NET INCOME PER COMMON SHARE                    $      0.63    $      1.15    $      2.04    $      3.82

         * The increase in net effect of dilutive preferred shares reflects, on a weighted average basis, changes in preferred share conversion rates resulting from the payment of common dividends in excess of net income available to common stockholders. Current conversion rates are 1.4818 common shares for each Preferred A share and 0.5708 common shares for each Preferred B share converted. It remains uneconomical to convert the Series B preferred shares at current market prices of the common and Series B preferred shares.

              NOTE 4 -- MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

The Company classifies its mortgage securities and similar investments by collateral type and interest rate characteristics. Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities consist of private mortgage pass-through securities backed primarily by single-family residential mortgage loans whereby the related credit risk of the underlying loans is either borne by AAA-rated private mortgage insurers or by the Company ("Non-agency Securities"). Commercial mortgage securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower bond classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities ("CMBS") held by the Company as of September 30, 2003 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. Commercial loans held by the Company as of September 30, 2003 consist of a loan to a joint venture that holds commercial real estate. The maturity of mortgage securities is directly affected by the rate of principal prepayments on the underlying loans.

Fixed-rate investments have fixed rates of interest and initial expected weighted average lives of greater than five years. Adjustable-rate investments have interest rates that adjust at least annually to more current interest rates. For instance, mortgage loans underlying ARM securities either (i) adjust annually based on a specified margin over the one-year Constant Maturity U.S. Treasury Note Rate ("One-year CMT"), (ii) adjust semiannually based on a specified margin over the six-month London Interbank Offered Rate ("LIBOR"), or
(iii) adjust monthly based on a specific margin over an index such as LIBOR or the Cost of Funds Index as published by the Eleventh District Federal Reserve Bank ("COFI"). In addition, the terms of most ARM loans limit the amount of such adjustments during any single interest rate adjustment period and over the life of the loan. CMBS and commercial loans held as of September 30, 2003 adjust monthly based on a specified margin over 30-day LIBOR.

Mortgage securities and similar investments and the related average effective interest rates were as follows (dollars in thousands):

                                                                                                     AVERAGE
                                PRINCIPAL        PREMIUMS                           CARRYING         COUPON          AVERAGE
                                 BALANCE        (DISCOUNTS)          BASIS          AMOUNT (a)       RATE (b)        YIELD (b)
                               -----------      -----------       -----------      ------------     ----------      -----------
SEPTEMBER 30, 2003
Agency Securities:
   Fannie Mae/Freddie Mac:
     Fixed-rate                $     2,350      $        14       $     2,364       $     2,459          10.00%         9.41%
     LIBOR/CMT ARMs                937,543           13,416           950,959           970,609           3.92          3.43
     COFI ARMs                      99,528           (2,878)           96,650           100,576           3.71          4.83
   Ginnie Mae ARMs                 706,595            7,639           714,234           721,676           4.58          3.85
                               -----------      -----------       -----------       -----------
                                 1,746,016           18,191         1,764,207         1,795,320           4.18          3.69
Non-agency Securities:
   Fixed-rate                      122,394              429           122,823           122,908           6.64          6.47
   LIBOR/CMT ARMs                   92,028            1,538            93,566            94,669           4.76          3.00
                               -----------      -----------       -----------       -----------
                                   214,422            1,967           216,389           217,577           5.82          4.68
CMBS (c)                            72,587              (20)           72,567            72,587           2.17          2.21
Commercial loans (c)                35,469               21            35,490            35,490           8.50          8.45
                               -----------      -----------       -----------       -----------
                               $ 2,068,494      $    20,159       $ 2,088,653       $ 2,120,974           4.35          3.82
                               ===========      ===========       ===========       ===========
DECEMBER 31, 2002
Agency Securities:
   Fannie Mae/Freddie Mac:
     Fixed-rate                $     3,628      $        21       $     3,649       $     3,788          10.00%         9.48%
     LIBOR/CMT ARMs              1,120,142           16,376         1,136,518         1,162,197           4.99          5.04
     COFI ARMs                     126,356           (3,655)          122,701           128,475           4.20          5.30
   Ginnie Mae ARMs                 881,911            9,767           891,678           904,470           5.36          5.25
                               -----------      -----------       -----------       -----------
                                 2,132,037           22,509         2,154,546         2,198,930           5.10          5.16
Non-agency Securities (c)           83,073              713            83,786            85,290           5.12          5.62
CMBS (c)                           107,989             (309)          107,680           107,762           3.04          3.96
Commercial loans (c)                39,505               32            39,537            39,537           8.50          9.03
                               -----------      -----------       -----------       -----------
                               $ 2,362,604      $    22,945       $ 2,385,549       $ 2,431,519           5.07          5.17
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

In connection with the formation of private mortgage pass-through securities prior to 1995, the Company was required to establish reserve funds available to pay special hazard (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs. The private mortgage pass-through securities were subsequently held as Non-agency Securities, pledged as CMO collateral or sold to third parties. As of September 30, 2003, included in Receivables and other assets as restricted cash are $4.9 million in special hazard reserve funds and $1.2 million of bankruptcy reserve funds associated with $55 million and $57 million of loans outstanding, respectively.

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

The components of CMO collateral and investments were as follows (in thousands):

                                SEPTEMBER 30, 2003     DECEMBER 31, 2002
                                ------------------     -----------------
Pledged CMO Collateral:
  Pledged mortgage securities        $  237,269            $1,066,734
  Accrued interest receivable             1,515                 6,325
                                     ----------            ----------
                                        238,784             1,073,059
  Unamortized premium                     1,744                 8,571
                                     ----------            ----------
                                        240,528             1,081,630
CMO investments                              --                 1,791
                                     ----------            ----------
                                     $  240,528            $1,083,421
                                     ==========            ==========

Pledged mortgage securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. With recent redemptions of previously-issued CMO series, the Company no longer has credit risk held in the form of subordinate bonds associated with Pledged CMO Collateral. The weighted average yield for Pledged CMO Collateral was 5.99% during the quarter ended September 30, 2003.

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

The net-lease arrangement with Brookdale consists of a master lease covering all of the Properties and individual property-level leases (referred to collectively as the "Lease"). The Lease has an initial term of 20 years and provides for two 10-year renewal periods. Beginning in May 2007, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value or Capstead's original cost, after certain adjustments. Under the terms of the Lease, Brookdale is responsible for paying all expenses associated with the operation of the Properties, including real estate taxes, other governmental charges, insurance, utilities and maintenance, and an amount representing an attractive cash return on

Capstead's equity in the Properties after payment of monthly debt service. Because under the terms of the Lease Brookdale is responsible for changes in related debt service requirements, earnings from the Company's investment in net-leased real estate are generally not affected by changes in interest rates. Included in Receivables and other assets at September 30, 2003 are $3.2 million in unamortized rent abatements and $1.5 million of other rent receivables due from Brookdale. The components of real estate held for lease were as follows (in thousands):

                               SEPTEMBER 30, 2003    DECEMBER 31, 2002
                               ------------------    -----------------
Land                               $  16,450            $  16,450
Buildings                            119,550              119,550
Equipment and fixtures                 3,600                3,600
                                   ---------            ---------
                                     139,600              139,600
Accumulated depreciation              (5,259)              (2,478)
                                   ---------            ---------
                                   $ 134,341            $ 137,122
                                   =========            =========

            NOTE 7 -- REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS

Repurchase arrangements and similar borrowings, classified by type of collateral, maturities and related weighted average interest rates for the dates indicated, were as follows (dollars in thousands):


                                                          SEPTEMBER 30, 2003             DECEMBER 31, 2002
                                                    ----------------------------    -----------------------------
                                                       BORROWINGS       AVERAGE      BORROWINGS        AVERAGE
                                                      OUTSTANDING        RATE       OUTSTANDING          RATE
                                                    ---------------    ---------    -------------     -----------
Repurchase arrangements:
   Agency Securities (less than 31 days)               $1,721,332         1.00%        $1,980,050         1.34%
   Non-agency Securities (less than 31 days)              178,548         1.52             37,677         1.47
   CMBS (31 to 90 days)                                    68,274         1.30             98,184         1.62
                                                       ----------                      ----------
                                                        1,968,154         1.06          2,115,911         1.36
Commercial bank borrowings                                 26,235         3.63             29,745         3.91
                                                       ----------                      ----------
                                                       $1,994,389         1.09         $2,145,656         1.39
                                                       ==========                      ==========

Borrowings made under uncommitted repurchase arrangements with investment banking firms pursuant to which the Company pledges Agency and Non-agency Securities as collateral generally have maturities of less than 31 days. Repurchase arrangements with CMBS pledged as collateral generally have longer initial maturities and may feature renewal options. Commercial bank borrowings at September 30, 2003 consist of an adjustable-rate loan that matures in January 2005 secured by a commercial loan investment. The terms and conditions of repurchase arrangements and similar borrowings are negotiated on a transaction-by-transaction basis. The weighted average effective interest rate on repurchase arrangements and similar borrowings was 1.13% during the quarter ended September 30, 2003.

                            NOTE 8 -- CMO BORROWINGS

Each series of CMOs issued consists of various classes of bonds, most of which have fixed rates of interest. Interest is payable monthly at specified rates for all classes. Typically, principal payments on each series are made to each class in the order of their stated maturities so that no payment of principal is made on any class of bonds until all classes having an earlier stated maturity have been paid in full. The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption provided that certain requirements specified in the related indenture have been met (referred to as "Clean-up Calls"); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The weighted average effective interest rate for all CMOs was 5.62% during the quarter ended September 30, 2003.

The components of CMOs along with selected other information were as follows (dollars in thousands):

                                     SEPTEMBER 30, 2003    DECEMBER 31, 2002
                                     ------------------    -----------------
CMOs                                      $  236,525           $1,064,295
Accrued interest payable                       1,298                5,785
                                          ----------           ----------
   Total obligation                          237,823            1,070,080
Unamortized premium                            1,742                4,699
                                          ----------           ----------
                                          $  239,565           $1,074,779
                                          ==========           ==========

Range of average interest rates         1.48% to 9.43%       1.78% to 9.99%
Range of stated maturities               2024 to 2030         2008 to 2030
Number of series                               7                   17

                   NOTE 9 -- BORROWINGS SECURED BY REAL ESTATE

The components of borrowings secured by real estate and related weighted average interest rates (calculated including bond issue cost amortization) for the dates indicated were as follows (dollars in thousands):

                                  SEPTEMBER 30, 2003                 DECEMBER 31, 2002
                            ------------------------------    -------------------------------
                             BORROWINGS           AVERAGE      BORROWINGS           AVERAGE
                             OUTSTANDING           RATE        OUTSTANDING           RATE
                            -------------       ----------    --------------      -----------
Mortgage borrowings           $ 19,412              7.92%        $ 19,559              7.92%
Tax-exempt bonds               100,841              2.83          100,841              2.74
                              --------                           --------
                              $120,253              3.65         $120,400              3.58
                              ========                           ========

Mortgage borrowings consist of a fixed-rate mortgage secured by one senior living facility that matures in 2009. The tax-exempt bonds are credit-enhanced by Fannie Mae and secured by mortgages on the remaining five senior living facilities. Interest rates on the bonds adjust weekly based on the Bond Market Association Municipal Swap Index ("BMA Index"). Interest rate cap agreements with notional amounts aggregating $100.8 million, five-year terms and cap rates equal to a 6% BMA Index are held to provide funds to pay interest on the bonds in excess of a 6% BMA Index, should that occur. The interest rate cap agreements were valued at $403,000 at September 30, 2003 and included in Receivables and other assets. Monthly principal and interest rate cap reserve fund payments are made to the trustee for the eventual retirement of the bonds by 2032 and the purchase of new cap agreements in 2007.

In connection with the issuance of the bonds in November 2002, Capstead placed into escrow with the trustee reserves for repairs and replacements totaling $2.7 million. During the nine months ended September 30, 2003, the trustee released $1.5 million of these funds. Another $6.0 million is held by the trustee in connection with Capstead posting a $6.0 million letter of credit from a rated financial institution to collateralize certain of the bonds. These funds, along with $1.0 million of principal and interest rate cap reserve funds, are included in Receivables and other assets as restricted cash. Also included in Receivables and other assets are $3.3 million in bond issue costs.

The weighted average effective interest rate for all borrowings secured by real estate (calculated including bond issue cost amortization) was 3.47% for the quarter ended September 30, 2003.

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

The following tables summarize fair value disclosures for available-for-sale debt securities (in thousands):

                                                      GROSS           GROSS
                                      COST          UNREALIZED      UNREALIZED        FAIR
                                      BASIS           GAINS           LOSSES          VALUE
                                    ----------      ----------      ----------      ----------
AS OF SEPTEMBER 30, 2003
Agency Securities:
   Fixed-rate                       $    1,023      $       95      $       --      $    1,118
   ARMs                              1,761,843          31,061              43       1,792,861
                                    ----------      ----------      ----------      ----------
                                     1,762,866          31,156              43       1,793,979
Non-agency Securities:
   Fixed-rate                            2,369              85              --           2,454
   ARMs                                 64,323           1,104               1          65,426
                                    ----------      ----------      ----------      ----------
                                        66,692           1,189               1          67,880
CMBS                                    72,567              32              12          72,587
CMO collateral and investments          18,006             585              --          18,591
                                    ----------      ----------      ----------      ----------
                                    $1,920,131      $   32,962      $       56      $1,953,037
                                    ==========      ==========      ==========      ==========

AS OF DECEMBER 31, 2002
Agency Securities:
   Fixed-rate                       $    1,505      $      139      $       --      $    1,644
   ARMs                              2,150,897          44,251               6       2,195,142
                                    ----------      ----------      ----------      ----------
                                     2,152,402          44,390               6       2,196,786
Non-agency Securities:
   Fixed-rate                               --              --              --              --
   ARMS                                 83,262           1,504              --          84,766
                                    ----------      ----------      ----------      ----------
                                        83,262           1,504              --          84,766
CMBS                                   107,680             112              30         107,762
CMO collateral and investments          26,943             873               2          27,814
                                    ----------      ----------      ----------      ----------
                                    $2,370,287      $   46,879      $       38      $2,417,128
                                    ==========      ==========      ==========      ==========

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Agency Securities and Non-agency Securities.

Fair value disclosures for debt securities held-to-maturity were as follows (in thousands):

                                                                         GROSS           GROSS
                                                         COST          UNREALIZED      UNREALIZED        FAIR
                                                         BASIS           GAINS           LOSSES          VALUE
                                                       ----------      ----------      ----------      ----------
AS OF SEPTEMBER 30, 2003
Released CMO Collateral:
  Agency Securities                                    $    1,341      $      121            $ --      $    1,462
  Non-agency Securities                                   149,697           3,749             293         153,153
Pledged CMO Collateral                                    221,937             293              43         222,187
                                                       ----------      ----------      ----------      ----------
                                                       $  372,975      $    4,163      $      336      $  376,802
                                                       ==========      ==========      ==========      ==========

AS OF DECEMBER 31, 2002
Released CMO Collateral:
  Agency Securities                                    $    2,144      $      192           $  --      $    2,336
  Non-agency Securities                                       524              52              --             576
Pledged CMO Collateral                                  1,055,607             795           4,639       1,051,763
                                                       ----------      ----------      ----------      ----------
                                                       $1,058,275      $    1,039      $    4,639      $1,054,675
                                                       ==========      ==========      ==========      ==========

Sales of released CMO collateral classified as held-to-maturity occasionally occur provided the collateral has paid down to within 15% of its original issuance amounts. Dispositions of debt securities were as follows (in thousands):

                                                              QUARTER ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30                   SEPTEMBER 30
                                                       --------------------------      --------------------------
                                                         2003             2002            2003           2002
                                                       ----------      ----------      ----------     -----------
Sale of securities held available-for-sale:
   Amortized cost                                      $   12,305      $       --      $   63,053     $        --
   Gain                                                       183              --           2,014              --
Sale of released CMO collateral held-to-maturity:
   Amortized cost                                          33,964              --          56,720              --
   Gain                                                     1,037              --           1,846              --

                         NOTE 11 -- COMPREHENSIVE INCOME

Comprehensive income is net income plus other comprehensive income (loss), which, for the periods presented, consists primarily of the change in unrealized gain on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (in thousands):

                                                              QUARTER ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30                 SEPTEMBER 30
                                                         -----------------------       -----------------------
                                                           2003           2002           2003           2002
                                                         --------       --------       --------       --------
Net income                                               $ 14,779       $ 22,751       $ 47,563       $ 75,712
                                                         --------       --------       --------       --------
Other comprehensive income (loss):
   Unrealized gain on Derivatives held as cash flow
    hedges:
     Change in unrealized gain during period                   85             --           (184)           (58)
     Reclassification adjustment for amounts
       included in net income                                 (40)           (52)           (77)          (177)
                                                         --------       --------       --------       --------
                                                               45            (52)          (261)          (235)
   Unrealized gain on debt securities:
     Change in unrealized gain during period               (9,983)         1,913        (11,921)        (2,221)
     Reclassification adjustment for gain
       included in net income                                (183)            --         (2,014)            --
                                                         --------       --------       --------       --------
         Other comprehensive income (loss)                (10,121)         1,861        (14,196)        (2,456)
                                                         --------       --------       --------       --------
Comprehensive income                                     $  4,658       $ 24,612       $ 33,367       $ 73,256
                                                         ========       ========       ========       ========

                     NOTE 12 -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and weighted average interest rates pertaining to the Company's investments in financial assets (excludes investments in real estate and related borrowings) (dollars in thousands):

                                                                      QUARTER ENDED SEPTEMBER 30
                                                    ---------------------------------------------------------
                                                              2003                             2002
                                                    --------------------------       ------------------------
                                                      AMOUNT          AVERAGE          AMOUNT          AVERAGE
                                                    ----------       ---------       ----------       ---------
Interest income:
   Mortgage securities and similar investments      $   19,599            3.82%      $   34,866            5.04%
   CMO collateral and investments                        5,971            5.99           26,316            6.73
                                                    ----------                       ----------
     Total interest income                              25,570                           61,182
                                                    ----------                       ----------
Interest expense:
   Repurchase arrangements and similar
     borrowings                                          5,377            1.13           11,886            1.84
   CMO borrowings                                        5,803            5.62           26,594            6.84
                                                    ----------                       ----------
     Total interest expense                             11,180                           38,480
                                                    ----------                       ----------
                                                    $   14,390                       $   22,702
                                                    ==========                       ==========

                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                    ---------------------------------------------------------
                                                              2003                             2002
                                                    --------------------------       ------------------------
                                                      AMOUNT          AVERAGE          AMOUNT          AVERAGE
                                                    ----------       ---------       ----------       ---------
Interest income:
   Mortgage securities and similar investments      $   66,384           4.09%      $   120,701           5.32%
   CMO collateral and investments                       31,061           6.26            94,446           6.98
                                                    ----------                       ----------
     Total interest income                              97,445                          215,147
                                                    ----------                       ----------
Interest expense:
   Repurchase arrangements and similar
     borrowings                                         19,050           1.26            38,897           1.84
   CMOs borrowings                                      31,152           6.24            95,559           7.11
                                                    ----------                       ----------
     Total interest expense                             50,202                          134,456
                                                    ----------                       ----------
                                                    $   47,243                       $   80,691
                                                    ==========                       ==========

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                         QUARTER ENDED SEPTEMBER 30, 2003
                                                   ---------------------------------------------
                                                      RATE*           VOLUME*           TOTAL
                                                   -----------      -----------      -----------
Interest income:
   Mortgage securities and similar investments     $    (7,442)     $    (7,825)     $   (15,267)
   CMO collateral and investments                       (2,615)         (17,730)         (20,345)
                                                   -----------      -----------      -----------
     Total interest income                             (10,057)         (25,555)         (35,612)
                                                   -----------      -----------      -----------
Interest expense:
   Repurchase arrangements and similar
     borrowings                                         (3,866)          (2,643)          (6,509)
   CMO borrowings                                       (4,068)         (16,723)         (20,791)
                                                   -----------      -----------      -----------
     Total interest expense                             (7,934)         (19,366)         (27,300)
                                                   -----------      -----------      -----------
                                                   $    (2,123)     $    (6,189)     $    (8,312)
                                                   ===========      ===========      ===========

                                                       NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                   ---------------------------------------------
                                                      RATE*           VOLUME*           TOTAL
                                                   -----------      -----------      -----------
Interest income:
   Mortgage securities and similar investments     $   (24,509)     $   (29,808)     $   (54,317)
   CMO collateral and investments                       (8,816)         (54,569)         (63,385)
                                                   -----------      -----------      -----------
     Total interest income                             (33,325)         (84,377)        (117,702)
                                                   -----------      -----------      -----------
Interest expense:
   Repurchase arrangements and similar
     borrowings                                        (10,444)          (9,403)         (19,847)
   CMO borrowings                                      (10,491)         (53,916)         (64,407)
                                                   -----------      -----------      -----------
     Total interest expense                            (20,935)         (63,319)         (84,254)
                                                   -----------      -----------      -----------
                                                   $   (12,390)     $   (21,058)     $   (33,448)
                                                   ===========      ===========      ===========

         * The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                    NOTE 13 -- COMMITMENTS AND CONTINGENCIES

During 1998, twenty-four purported class action lawsuits were filed against Capstead and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company's business. After these actions were consolidated and the court appointed a lead plaintiff group, an amended complaint was filed in October 2000. The amended complaint claims that as a result of alleged improper actions, the market prices of the Company's equity securities were artificially inflated during the period between April 17, 1997 and June 26, 1998 and seeks monetary damages in an undetermined amount. In February 2001, the Company and named officers responded to this amended complaint with motions to dismiss all allegations against the Company and the named officers.

By order dated March 31, 2003, the court granted the Company and named officers' motions to dismiss and entered an order dismissing the amended complaint and denying the plaintiffs' request to further amend their complaint. In early November 2003, the plaintiff's opportunity to appeal this dismissal to the Fifth Circuit Court of Appeals passed. With the dismissal of this case without appeal, the Company expects to recover from its insurance carrier a $500,000 deductible originally expensed in 1998 and 1999. This recovery will be recorded in Other Revenue when received.

                 NOTE 14 -- TRANSACTIONS WITH FORMER AFFILIATES

Fortress Investment Group, LLC (together with its affiliates, "Fortress") was Capstead's largest stockholder, holding approximately 26% of the outstanding common shares as recently as December 31, 2002. Since year-end, Fortress has sold its investment in Capstead. Pursuant to a management contract entered into in April 2000, Fortress provided the services of Mr. Wesley R. Edens as Capstead's chairman and chief executive and of other individuals as necessary to perform support services for Mr. Edens. On July 22, 2003 Mr. Edens resigned from his position with Capstead and the management contract with Fortress was terminated. Under the terms of the contract, Fortress was entitled to a $375,000 base annual fee and participated with management in an incentive fee program based on the Company's expected performance against predetermined benchmarks established by members of the Board of Directors independent of Fortress. Included in Other operating expense is $210,000 of base fees paid to Fortress for services rendered through July 22, 2003. In addition, Fortress was awarded $500,000 of incentive fees from amounts accrued through that date under this program. See NOTE 6 for information regarding Fortress' involvement through its affiliate Brookdale in the acquisition and long-term leasing of senior living facilities acquired by Capstead in 2002.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

OVERVIEW

Capstead Mortgage Corporation ("Capstead" or the "Company") operates as a real estate investment trust ("REIT") earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments currently include, but are not limited to, single-family residential adjustable-rate mortgage ("ARM") securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae ("Agency Securities"). The Company has also made limited investments in credit-sensitive commercial real estate-related assets, including the direct ownership of real estate. Management believes that such investments, when available at favorable prices and combined with the prudent use of leverage, can produce attractive returns over the long term with less sensitivity to changes in interest rates due largely to a higher risk of default and reduced liquidity compared to fixed-rate or medium-term Agency Securities.

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

MANAGEMENT CHANGES

Fortress Investment Group, LLC (together with its affiliates, "Fortress") was Capstead's largest stockholder, holding approximately 26% of the outstanding common shares as recently as December 31, 2002. By July 2003, Fortress sold its investment in Capstead. Pursuant to a management contract entered into in April 2000, Fortress provided the services of Mr. Wesley R. Edens as Capstead's chairman and chief executive and of other individuals as necessary to perform support services for Mr. Edens. On July 22, 2003 Mr. Edens resigned from his positions with Capstead and the management contract with Fortress was terminated. Robert I. Kauffman, an associate of Mr. Edens and a director since December 1999, also resigned effective July 22, 2003. Paul M. Low, one of Capstead's founders and a long-time member of the Board of Directors, succeeded Mr. Edens as Chairman. Andrew F. Jacobs, formerly Executive Vice President and Chief Financial Officer, was promoted to Chief Executive Officer and President and elected to serve on the Board of Directors. Phillip A. Reinsch, Senior Vice President -- Control, was promoted to Chief Financial Officer.

BOOK VALUE PER COMMON SHARE

As of September 30, 2003, the Company's book value per common share was $7.05, a decline of $0.78 during the current quarter and $1.18 since December 31, 2002. Book value declined since year-end because of dividend payments in excess of quarterly net income (approximately $0.16 per share) and, more significantly, a reduction in the aggregate unrealized gain on the Company's investments (most of which are debt securities carried at fair value with changes in fair value reflected in stockholders' equity) as a result of recent increases in interest rates and runoff caused by mortgage prepayments. This unrealized gain can be expected to continue to decline with runoff and to fluctuate with changes in interest rates and market liquidity, and such changes will largely be reflected in book value per common share. Book value will also be affected by other factors, including the level of dividend distributions and depreciation charges on net-leased real estate; however, temporary changes in fair values of investments not held in the form of debt or equity securities generally will not affect book value.

MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

As of September 30, 2003, mortgage securities and similar investments consisted primarily of ARM Agency Securities (see "NOTE 4" to the accompanying consolidated financial statements for discussion of how the Company classifies its mortgage securities and similar investments). Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is either borne by AAA-rated private mortgage insurers or by the Company ("Non-agency Securities"). In connection with the formation of private mortgage pass-through securities prior to 1995, the Company was required to establish reserve funds available to pay special hazard (e.g. earthquake or mudslide-related losses) or certain bankruptcy costs. These securities were subsequently held as Non-agency Securities, CMO collateral or sold to third parties. Included in Receivables and other assets as restricted cash are $4.9 million in special hazard reserve funds and $1.2 million of bankruptcy reserve funds associated with $55 million and $57 million of related loans outstanding as of September 30, 2003, respectively. Commercial mortgage-backed securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities ("CMBS") held by the Company at September 30, 2003 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. Commercial loans held by the Company at September 30, 2003 consist of a loan to a joint venture that holds commercial real estate (see "Risks Associated With Credit-Sensitive Investments").

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

Runoff caused by mortgage prepayments remains a significant challenge to earnings generated by the Company's mortgage securities and similar investments. After experiencing portfolio declines to nearly $2.0 billion at June 30, 2003 from $2.4 billion at December 31, 2002, during the third quarter the Company had the opportunity to acquire $163 million in ARM Agency Securities at attractive prices after sharp increases in medium and long-term interest rates in July and August. In addition, during the third quarter Capstead transferred into this portfolio $121 million in fixed-rate collateral released from financed CMOs that the Company expects will earn improved financing spreads (the difference between yields earned on investments and the rates charged on related borrowings) than when financed by CMO bonds. Together, these additions more than offset third quarter runoff such that the portfolio ended the quarter at $2.1 billion. Prior to this third quarter activity, additions to this portfolio during 2003 were limited to $49 million of adjustable-rate collateral released from financed CMOs.

Interest rates declined again in September and although management believes there may continue to be opportunities to acquire assets at attractive prices in the near future, such acquisitions may not be sufficient to replace runoff. That being said, runoff is expected to begin moderating in the fourth quarter as a higher interest rate environment has reduced, if not eliminated, the opportunity for homeowners to refinance their ARM loans into lower rate fixed-rate loans. To the extent the proceeds of mortgage prepayments and other maturities are not reinvested or cannot be reinvested at a rate of return on invested capital at least equal to the return earned on previous investments, quarterly earnings and dividends may likely continue trending lower. The future size and composition of the Company's investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability of suitable investments at favorable prices (see "Effects of Interest Rate Changes").

The following yield and cost analysis illustrates results achieved during the third quarter of 2003 for components of the mortgage securities and similar investments portfolio and anticipated fourth quarter 2003 asset yields and borrowing rates based on interest rates in effect on October 22, 2003 (the date third quarter 2003 results were released) (dollars in thousands):

                                  3RD QUARTER AVERAGE (a)            AS OF  SEPTEMBER 30, 2003
                           -------------------------------------   ----------------------------    PROJECTED       LIFETIME
                                           ACTUAL        ACTUAL      PREMIUMS                     4TH QUARTER     PREPAYMENT
                               BASIS     YIELD/COST      RUNOFF     (DISCOUNTS)     BASIS (a)    YIELD/COST (b)   ASSUMPTIONS
                           ------------ ------------   ---------   -------------   ------------  --------------  -------------
Agency Securities:
  Fannie Mae/Freddie Mac:
     Fixed-rate             $    2,566      9.41%           39%     $       14      $    2,364         9.50%          30%
     ARMs:
       LIBOR/CMT               945,915      3.43            29          13,416         950,959         3.18           25
       COFI                    102,189      4.83            30          (2,878)         96,650         4.64           25
  Ginnie Mae ARMs              685,978      3.85            43           7,639         714,234         3.64           26
                            ----------                              ----------      ----------
                             1,736,648      3.69            35          18,191       1,764,207         3.45           25

Non-agency Securities:
  Fixed-rate                    97,189      6.47            30             429         122,823         6.22           32
  ARMs                         103,099      3.00            50           1,538          93,566         3.37           40
                            ----------                              ----------      ----------
                               200,288      4.68            41           1,967         216,389         5.10           35

CMBS and other
  commercial loans             108,273      4.27             2               1         108,057         4.28           --
                            ----------                              ----------      ----------
                             2,045,209      3.82            35      $   20,159      $2,088,653         3.67           25
                                                                    ==========
Borrowings                   1,865,726      1.13                                     1,994,389         1.15
                            ----------                                              ----------
Capital employed/
  financing spread          $  179,483      2.69                                    $   94,264         2.52
                            ==========                                              ==========
Return on assets (c)                        2.77                                                       2.60

(a) Basis represents the Company's investment before unrealized gains and losses. Actual asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.
(b) Projected annualized yields for the fourth quarter of 2003 reflect ARM coupon resets and lifetime prepayment assumptions as adjusted for expected prepayments for this quarter only, as of October 22, 2003. Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) ARM coupon resets, (iii) actual prepayments and (iv) any changes in lifetime prepayment assumptions.
(c) The Company generally uses its liquidity to pay down borrowings. Return on assets is calculated on an annualized basis assuming the use of this liquidity to reduce borrowing costs (see "Utilization of Capital and Potential Liquidity").

The overall yield earned on the portfolio averaged 3.82% during the third quarter of 2003, a decline of 24 basis points from an average yield of 4.06% earned during the previous quarter and 83 basis points from the average yield earned during the fourth quarter of 2002. Yields on ARM securities fluctuate as coupon interest rates on the underlying mortgage loans reset to reflect current interest rates and are expected to continue to decline in the coming quarters. For example, if interest rates stabilize at rates in effect October 22, 2003, the average yield on the portfolio could decline approximately 38 basis points by the third quarter of 2004. Actual yields will depend on portfolio composition as well as fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments (see "Effects of Interest Rate Changes").

Average rates on related borrowings were 1.13% during the third quarter of 2003, a decline of 17 basis points from the second quarter and 49 basis points from average borrowing rates incurred during the fourth quarter of 2002. The Company's borrowing rates depend on actions by the Federal Reserve to change short-term interest rates, market expectations of future changes in short-term interest rates and the extent of changes in financial market liquidity (see "Effects of Interest Rate Changes").

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

Most of the Company's securitizations have been afforded financing accounting treatment with the related collateral recorded as pledged CMO collateral and the outstanding bonds recorded as CMO liabilities (referred to as "financed CMOs"). Other securitizations issued by the Company in 1993 and prior were treated as sales transactions (referred to as "sold CMOs"). Since 2000, the Company has not issued any CMOs. From time to time, the Company has exercised its right to redeem previously issued CMOs (referred to as "clean-up calls") and has either sold or transferred the released collateral to the Non-agency Securities portfolio where it has been held for investment. During the first nine months of 2003, the Company exercised clean-up calls related to ten financed CMOs and three sold CMOs. As of September 30, 2003, the Company holds clean-up call rights on two of its seven remaining financed CMOs. Consequently, additional significant gains from CMO redemptions are not expected to occur in the coming quarters.

CMO collateral and investments, net of related bonds, declined from $8.6 million at year-end to $963,000 at September 30, 2003, as a result of portfolio runoff and exercising clean-up calls as discussed above. Without the issuance of CMOs in which the Company retains residual interests, or the acquisition of other CMO investments, this portfolio is not expected to contribute significantly to operating results in future periods.

REAL ESTATE HELD FOR LEASE

In May 2002 Capstead acquired six "independent" senior living properties (wherein the operator of the facility provides the tenants little, if any, medical care) (the "Properties"). The following table summarizes information about the Properties:

                                                                                                     YEAR
             PROPERTY                      LOCATION              UNITS (a)          OCCUPANCY (b)   OPENED
   ---------------------------        -----------------     ------------------      ------------    ---------
   Chambrel at Roswell                 Roswell, GA        280    (256 IL; 24 AL)        95.7%        1987
   Chambrel at Pinecastle              Ocala, FL          161    (120 IL; 41 AL)        98.8         1987
   Chambrel at Island Lake             Longwood, FL       269    (229 IL; 40 AL)        97.4         1985
   Chambrel at Montrose                Akron, OH          168    (136 IL; 32 AL)        98.8         1987
   Chambrel at Williamsburg            Williamsburg, VA   255    (200 IL; 55 AL)        98.4         1987
   Chambrel at Club Hill               Garland, TX        260    (192 IL; 68 AL)        92.3         1987
                                                        ------------------------
       Total                                            1,393 (1,133 IL; 260 AL)        96.6
                                                        ========================

(a)   IL refers to Independent Living units, AL refers to Assisted Living units.
(b)   As of September 30, 2003.

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

UTILIZATION OF CAPITAL AND POTENTIAL LIQUIDITY

The following table illustrates Capstead's utilization of capital and potential liquidity as of September 30, 2003 in comparison with December 31, 2002 (in thousands):

                                                                           CAPITAL      POTENTIAL
                                                 ASSETS     BORROWINGS    EMPLOYED     LIQUIDITY (a)
                                               ----------   ----------   ----------    -------------
Mortgage securities and similar investments:
     Agency Securities                         $1,795,320   $1,721,332   $   73,988    $   21,068
     Non-agency Securities                        217,577      178,548       39,029        32,823
     CMBS and other commercial loans              108,077       94,509       13,568           327
                                               ----------   ----------   ----------    ----------
                                                2,120,974    1,994,389      126,585        54,218
CMO collateral and investments                    240,528      239,565          963            --
Real estate held for lease                        134,341      120,253       14,088            --
                                               ----------   ----------   ----------    ----------
                                               $2,495,843   $2,354,207      141,636        54,218
                                               ==========   ==========
Other assets, net of other liabilities                                      151,218        98,025(b)
Second quarter common dividend                                              (10,513)      (10,513)(c)
                                                                         ----------    ----------
                                                                         $  282,341    $  141,730
                                                                         ==========    ==========
Balances as of December 31, 2002               $3,652,062   $3,340,835   $  298,578    $  143,033
                                               ==========   ==========   ==========    ==========

(a) Based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of September 30, 2003 (see "Liquidity and Capital Resources").
(b)      Represents unrestricted cash and cash equivalents.
(c) The third quarter common dividend was declared September 11, 2003 and paid October 21, 2003 to stockholders of record as of September 30, 2003.

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

                              RESULTS OF OPERATIONS

Comparative net operating results (interest income or lease revenue, net of related interest expense, real estate depreciation and, in the case of CMO administration, related direct and indirect operating expense) by source were as follows (in thousands, except per share amounts):

                                                   QUARTER ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30            SEPTEMBER 30
                                               --------------------    --------------------
                                                 2003        2002        2003        2002
                                               --------    --------    --------    --------
Mortgage securities and similar investments:
  Agency securities                            $ 11,476    $ 20,247    $ 40,457    $ 74,127
  Non-agency Securities                           1,974         890       4,048       3,059
  CMBS and other commercial loans                   710       1,762       2,627       4,363
CMO collateral and investments                      137        (341)       (190)     (1,326)
                                               --------    --------    --------    --------
    Net margin on financial assets               14,297      22,558      46,942      80,223
                                               --------    --------    --------    --------
Real estate held for lease:
  Lease revenue net of related
    interest expense                              1,422       1,301       4,293       2,192
  Real estate depreciation                         (927)       (962)     (2,781)     (1,604)
                                               --------    --------    --------    --------
    Net margin on real estate held for lease        495         339       1,512         588
                                               --------    --------    --------    --------
Other revenue (expense):
  Gain on asset sales and CMO redemptions         1,411       1,901       4,551       1,901
  CMO administration and other                      459         914         860       2,114
  Incentive fee payable to former affiliate          --      (1,351)       (500)     (4,034)
  Other operating expense                        (1,883)     (1,610)     (5,802)     (5,080)
                                               --------    --------    --------    --------
    Total other revenue (expense)                   (13)       (146)       (891)     (5,099)
                                               --------    --------    --------    --------

Net income                                     $ 14,779    $ 22,751    $ 47,563    $ 75,712
                                               ========    ========    ========    ========
Net income per common share:
  Basic                                        $   0.69    $   1.27    $   2.32    $   4.36
  Diluted                                          0.63        1.15        2.04        3.82
  Operating *                                      0.65        1.19        2.15        4.27

        * Capstead reports operating income per common share (a non-GAAP financial measure calculated excluding depreciation on real estate, gain on asset sales and CMO redemptions, and the dilutive effects of the Series B preferred share) under the belief it provides investors with a useful supplemental measure of the Company's operating performance. Depreciation on real estate, although an expense deductible for federal income tax purposes and therefore an item that reduces Capstead's REIT distribution requirements, is added back to arrive at operating income because it is a noncash expense. Gains are excluded because they are considered non-operating in nature and the amount and timing of any such gains are dependent upon market conditions. Operating income per common share excludes the dilutive effects of the Series B preferred shares because it is not economically advantageous to convert these shares at the current market prices of both the common shares and Series B preferred shares (see "Comparison of Operating Income and Diluted Income per Common Share").

The earning capacity of Capstead's financial asset portfolios is influenced by the overall size and composition of the portfolios, the relationship between short- and long-term interest rates (the "yield curve") and the extent the Company continues to invest its liquidity in these portfolios. Net margins on financial assets and related financing spreads have declined steadily since peaking in early 2002 after having benefited from actions taken by the Federal Reserve during 2001 to aggressively lower short-term interest rates, which resulted in significantly lower interest rates on the Company's borrowings. However, lower interest rates have also led to declining yields on the Company's adjustable-rate assets and, more significantly, declining portfolio balances primarily caused by relatively high mortgage prepayment rates. Net margins and spreads may continue declining as yields on the Company's ARM securities continue resetting lower, particularly if declines in portfolio balances because of scheduled principal payments, maturities and mortgage prepayments are not offset by acquisitions of new mortgage assets (see "Effects of Interest Rate Changes").

Agency Securities remained the primary contributor to operating results during the quarter and nine months ended September 30, 2003; however, the impact of lower yields and a significantly lower average outstanding portfolio was evident in current year results, which were significantly less than in the same periods in 2002 despite lower borrowing rates. Yields for this portfolio averaged 3.69% and 4.02% during the quarter and nine months ended September 30, 2003, compared to 4.99% and 5.32% during the same periods in 2002, while borrowing rates averaged 1.06% and 1.21% for the quarter and nine months ended September 30, 2003 compared to 1.79% and 1.80% during the same periods in 2002. The average outstanding Agency Securities portfolio was $1.7 billion and $1.9 billion for the quarter and nine months ended September 30, 2003 compared to $2.5 billion and $2.7 billion during the same periods in 2002.

Non-agency Securities contributed more to operating results during the quarter and nine months ended September 30, 2003 compared to the same periods in 2002 primarily because of the benefits of additional securities made available from the redemption of CMOs. The average outstanding portfolio was $200 million and $144 million during the quarter and nine months ended September 30, 2003 compared to $83 million and $88 million during the same periods in 2002. Yields for this portfolio (calculated including mortgage insurance costs) were lower averaging 4.68% and 4.45% during the quarter and nine months ended September 30, 2003 compared to 5.25% and 5.71% during the same periods in 2002, while borrowing rates averaged 1.45% for both the current quarter and year-to-date periods compared to 1.87% and 1.92% during the same periods in 2002.

CMBS and other commercial loans contributed less to operating results during the quarter and nine months ended September 30, 2003 than in the same periods in 2002 primarily because of a lower average outstanding portfolio with payoffs during 2003 of several positions held by the Company throughout all of last year. The average outstanding portfolio was $108 million and $120 million during the quarter and nine months ended September 30, 2003 compared to $199 million for both periods in 2002. The portfolio yielded 4.27% and 4.69% during the quarter and nine months ended September 30, 2003 while borrowing rates averaged 1.95% and 2.06% producing financing spreads of 2.32% and 2.63%, respectively. This compares with yields of 5.56% and 5.01% and borrowing rates of 2.50% and 2.48% for spreads of 3.06% and 2.53%, respectively, during the same periods in 2002. Because this portfolio currently consists of adjustable-rate assets secured by borrowings with similar interest rate adjustment features, future changes in short-term interest rates should have little effect on financing spreads.

The CMO collateral and investments portfolio has declined significantly the last several years primarily because of high prepayments on the underlying pledged CMO collateral and the exercise of clean-up calls in which the Company retired the related bonds and either sold the released CMO collateral for gains or transferred it into the Non-agency Securities portfolio where it is held for investment (see "Financial Condition -- CMO Collateral and Investments").

In May 2002 the Company made its first direct investment in real estate that is net-leased on a long-term basis. Under the terms of the Lease, changes in interest rates on the related debt are the responsibility of the lessee. Current quarter results were higher than the third quarter of 2002 primarily because of an annual rent escalation effective each May 1 and lower depreciation expense because of the October 2002 sale of a skilled nursing facility acquired with these six independent living properties. Because real estate held for lease was acquired May 1, 2002, the nine months ended September 30, 2002 only includes five months ownership of these properties (see "Financial Condition -- Real Estate Held For Lease").

Gain on asset sales and CMO redemptions reflect the sale of $120 million of released CMO collateral and gains on the redemption of CMO bonds related to $170 million in collateral held as Non-agency securities upon release from the related indentures. The Company does not anticipate realizing significant additional gains from the redemption of previously-issued securitizations.

CMO administration revenue continues to trend lower primarily because a declining portfolio of CMOs for which the Company provides administrative services. As these CMOs pay down, related fee income is expected to decline. Other revenue was lower due to lower balances in overnight investments during 2003.

On a combined basis, incentive fees payable to Fortress, the Company's former affiliate, and other operating expenses were considerably less during the quarter and nine months ended September 30, 2003 than during the same periods in 2002. This reflects lower current year accruals for incentive fees payable to management and Fortress primarily because of the recent trend of lower quarterly earnings and dividends (see "Financial Condition -- Management Changes").

                         LIQUIDITY AND CAPITAL RESOURCES

Capstead's primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on mortgage securities and similar investments. Other sources of funds include proceeds from other borrowing arrangements, proceeds from asset sales, payments received on real estate held for lease, and excess cash flows on CMO collateral and investments. The Company generally uses its liquidity to pay down borrowings to reduce borrowing costs. The table included under "Financial Condition -- Utilization of Capital and Potential Liquidity" illustrates additional funds potentially available to the Company as of September 30, 2003. The Company currently believes that it has ample liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead's continued qualification as a REIT. It is the Company's policy to remain strongly capitalized and conservatively leveraged.

Borrowings under repurchase arrangements secured by Agency Securities and Non-agency Securities generally have maturities of less than 31 days. These borrowings totaled approximately $1.9 billion at September 30, 2003. Capstead has uncommitted repurchase facilities with investment banking firms to finance these investments, subject to certain conditions. Interest rates on these borrowings are generally based on 30-day London Interbank Offered Rate ("LIBOR") rates and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries (see "Effects of Interest Rate Changes").

Borrowings under repurchase arrangements with investment banking firms secured by CMBS and from commercial banks secured by investments in commercial loans more closely match the interest rate adjustment features of these investments such that the Company anticipates it can earn more consistent financing spreads and, as a result, experience less interest rate volatility than experienced with investments in Agency Securities. These borrowings, which generally have longer initial maturities than borrowings secured by Agency Securities and may feature renewal options, totaled approximately $95 million at September 30, 2003. Should Capstead make significant additional investments in credit-sensitive assets, it is anticipated that it will attempt to lessen interest rate volatility in a similar fashion or through the use of derivative financial instruments ("Derivatives") such as interest rate swaps (see "Effects of Interest Rate Changes" and "Risks Associated With Credit-Sensitive Investments").

CMO borrowings totaled approximately $240 million at September 30, 2003 and are secured by CMO collateral pledged to the related indentures. As such, recourse is limited to this collateral and therefore has a limited impact on Capstead's liquidity and capital resources. The maturity of each CMO series is affected by mortgage prepayments and clean-up calls.

With its acquisition of senior living properties in 2002, Capstead assumed approximately $19 million in fixed-rate mortgage financing from a commercial bank that matures in 2009 and $101 million in tax-exempt bond debt. In November 2002, the tax-exempt bonds were refunded with proceeds from issuing new 30-year adjustable-rate tax-exempt bonds. Under the terms of the Lease, changes in interest rates on this debt are the responsibility of the lessee and as such, have no effect on the Company's liquidity (see "Financial Condition -- Real Estate Held For Lease").

                        EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

Capstead performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All financial assets and Derivatives held are included in this analysis. The sensitivity of components of Other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. Because under the terms of the Lease, Brookdale is responsible for changes in related debt service requirements, earnings from the Company's investment in net-leased real estate are generally not affected by changes in interest rates. The model incorporates management assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for purposes of amortizing investment and liability premiums and discounts. These assumptions are developed through a combination of historical analysis and future expected pricing behavior. As of September 30, 2003, Capstead had the following estimated earnings sensitivity profile (dollars in thousands):

                                            10-YEAR
                                 30-DAY       U.S.
                                  LIBOR     TREASURY
                                  RATE        RATE                     IMMEDIATE CHANGE IN:*
                               ----------  ----------   ------------------------------------------------------
30-day LIBOR rate                                       Down 1.00%      Down 1.00%      Flat        Up 1.00%
10-year U.S. Treasury rate                              Down 1.00%        Flat        Up 1.00%      Up 1.00%
Projected 12-month
   earnings change:
   September 30, 2003             1.12%     3.94%        $7,491          $10,517       $2,172        $(9,143)
   December 31, 2002              1.38      3.82          8,484           11,817        2,490         (9,665)

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

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may affect Capstead's earnings in various ways. Earnings currently depend, in part, on the difference between the interest received on mortgage securities and similar investments, and the interest paid on related borrowings, which are generally based on 30-day LIBOR. The resulting financing spread may be reduced or even turn negative in a rising short-term interest rate environment. Because the mortgage securities and similar investments portfolio consists primarily of ARM securities, the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on the underlying ARM loans, which reset periodically based on underlying indices (generally one-year CMT rates). Since only a portion of the ARM loans underlying these securities reset each month, and the terms of an ARM loan generally limit the amount of such increases during any single interest rate adjustment period and over the life of the loan, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans contributing to lower or even negative financing spreads. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively effect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company's borrowing rates, earnings could be adversely affected. The Company may invest in Derivatives from time to time as a hedge against rising interest rates on a portion of its short-term borrowings. At September 30, 2003, the Company did not own any Derivatives for this purpose.

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

Management believes the following are critical accounting policies in the preparation of Capstead's consolidated financial statements that involve the use of estimates requiring considerable judgment:

o Amortization of Premiums and Discounts on Financial Assets and Borrowings -- Premiums and discounts on financial assets and borrowings are recognized in earnings as adjustments to interest income or interest expense by the interest method over the estimated lives of the related assets or borrowings. For most of Capstead's financial assets, and for its CMO borrowings, estimates and judgments related to future levels of mortgage prepayments are critical to this determination (see "Effects of Interest Rate Changes").

o Fair Value and Impairment Accounting for Financial Assets -- Most of Capstead's mortgage securities and similar investments portfolio and a small portion of its CMO collateral and investments portfolio are classified as held available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in stockholders' equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of an individual asset below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge. Considerable judgment is required interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity (see "NOTE 10" to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets, "Risks of Interest Rate Changes" and "Risks Associated with Credit-Sensitive Investments").

o Depreciation and Impairment Accounting for Real Estate held for Lease -- Real estate is carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of buildings, equipment and fixtures. If a significant adverse event or change in circumstances occurs, management would assess if the values of the Company's real estate properties have become impaired. If estimated operating cash flows (undiscounted and without interest charges) of a property over its remaining useful life are less than its net carrying value, the difference between net carrying value and fair value would be included in Other revenue (expense) as an impairment charge. Considerable judgment is required in determining useful lives of components of real estate properties and in estimating operating cash flows, particularly during periods of changing circumstances (see "Risks Associated with Owning Real Estate").

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

       COMPARISON OF OPERATING INCOME AND DILUTED INCOME PER COMMON SHARE

The following table reconciles net income to operating income and compares the calculation of operating income per common share to diluted net income per share (in thousands, except per share amounts):

                                                                       QUARTER ENDED
                                        ---------------------------------------------------------------------------
                                         SEPTEMBER 30, 2003           JUNE 30, 2003            SEPTEMBER 30, 2002
                                       ----------------------     ----------------------     ----------------------
                                       OPERATING      DILUTED     OPERATING      DILUTED     OPERATING     DILUTED
                                       ---------     --------     ---------     --------     ---------     --------
Net income                             $ 14,779      $ 14,779     $ 15,241      $ 15,241     $ 22,751      $ 22,751
Adjustments for:
   Depreciation on real estate              927            --          927            --          962            --
   Gain on asset sales and
     CMO redemptions                     (1,411)           --       (1,393)           --       (1,901)           --
   Series B preferred dividends          (4,982)           --       (4,982)           --       (4,990)           --
                                       --------      --------     --------      --------     --------      --------
                                       $  9,313      $ 14,779     $  9,793      $ 15,241     $ 16,822      $ 22,751
                                       ========      ========     ========      ========     ========      ========

Weighted average common
   shares outstanding                    13,995        13,995       13,978        13,978       13,871        13,871
Net effect of dilutive securities:
   Preferred B shares                        --         8,987           --         8,943           --         5,638
   Stock options and other
     preferred shares                       353           353          349           349          310           310
                                       --------      --------     --------      --------     --------      --------
                                         14,348        23,335       14,327        23,270       14,181        19,819
                                       ========      ========     ========      ========     ========      ========

                                       $   0.65      $   0.63     $   0.68      $   0.65     $   1.19      $   1.15
                                       ========      ========     ========      ========     ========      ========

                                                     NINE MONTHS ENDED
                                       -------------------------------------------------
                                         SEPTEMBER 30, 2003         SEPTEMBER 30, 2002
                                       ----------------------     ----------------------
                                       OPERATING     DILUTED      OPERATING     DILUTED
                                       ---------     --------     ---------     --------
Net income                             $ 47,563      $ 47,563     $ 75,712      $ 75,712
Adjustments for:
   Depreciation on real estate            2,781            --        1,604            --
   Gain on asset sales and
     CMO redemptions                     (4,551)           --       (1,901)           --
   Series B preferred dividends         (14,948)           --      (14,970)           --
                                       --------      --------     --------      --------
                                       $ 30,845      $ 47,563     $ 60,445      $ 75,712
                                       ========      ========     ========      ========
Weighted average common
   shares outstanding                    13,969        13,969       13,850        13,850
Net effect of dilutive securities:
   Preferred B shares                        --         8,947           --         5,639
   Stock options and other
     preferred shares                       351           351          320           320
                                       --------      --------     --------      --------
                                         14,320        23,267       14,170        19,809
                                       ========      ========     ========      ========
                                       $   2.15      $   2.04     $   4.27      $   3.82
                                       ========      ========     ========      ========

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                         ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.


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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:  The following Exhibits are presented herewith:

       Exhibit 12 -- Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

       Exhibit 31.1 -- Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

       Exhibit 32.1 -- Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

       Current Report on Form 8-K dated July 22, 2003 announcing second quarter 2003 financial results and management changes at Capstead.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CAPSTEAD MORTGAGE CORPORATION


Date:  November 5, 2003             By: /s/ ANDREW F. JACOBS
                                        -----------------------------------
                                        Andrew F. Jacobs
                                        President and Chief Executive Officer


Date:  November 5, 2003             By: /s/ PHILLIP A. REINSCH
                                        -----------------------------------
                                        Phillip A. Reinsch
                                        Senior Vice President and
                                        Chief Financial Officer