Form 10-K
period 2003-12-31
CAPSTEAD MORTGAGE CORP
filed 2004-03-08
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-8896

CAPSTEAD MORTGAGE CORPORATION

(Exact name of Registrant as specified in its Charter)

Maryland	75-2027937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8401 North Central Expressway, Suite 800, Dallas, TX	75225
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 874-2323

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock ($0.01 par value)	New York Stock Exchange
$1.60 Cumulative Preferred Stock, Series A ($0.10 par value)	New York Stock Exchange
$1.26 Cumulative Convertible Preferred Stock, Series B ($0.10 par value)	New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 126-2 of the Act). YES ☑ NO ☐

At June 30, 2003 the aggregate market value of the voting common stock held by nonaffiliates was $156,187,000.

Number of shares of Common Stock outstanding at March 5, 2004: 14,470,851

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 are incorporated by reference into Parts I, II and IV.

(2)	Portions of the Registrant’s definitive Proxy Statement, issued in connection with the 2004 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

CAPSTEAD MORTGAGE CORPORATION

2003 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS.

Capstead Mortgage Corporation (“Capstead,” the “Company” or the “Registrant”) was incorporated on April 15, 1985 in Maryland and commenced operations in September 1985. Capstead operates as a real estate investment trust (“REIT”) earning income from investing in real estate-related assets on a leveraged basis and other investment strategies. These investments currently include, but are not limited to, financial assets, specifically residential adjustable-rate mortgage securities (“ARM”) issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae (“Agency Securities”). Capstead has also made limited investments in credit-sensitive commercial mortgage assets including the direct ownership of real estate. Management believes that such investments, when available at attractive prices and combined with the prudent use of leverage, can provide attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates.

The earning capacity of Capstead’s financial asset portfolios is influenced by the overall size and composition of the portfolios, the relationship between short- and long-term interest rates (the “yield curve”) and the extent the Company continues to invest its liquidity in these portfolios. Although having moderated considerably during the fourth quarter of 2003 and into early 2004, runoff caused by mortgage prepayments remains a significant challenge to earnings generated by these portfolios. To the extent the proceeds of mortgage prepayments and other maturities are not reinvested or cannot be reinvested at a rate of return on invested capital at least equal to the return earned on previous investments, earnings and common dividends may decline.

For further discussion of the Company’s business and financial condition, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 on pages 29 through 48, which is incorporated herein by reference.

Risk Factors

Under the captions “Effects of Interest Changes,” “Risks Associated with Credit-Sensitive Investments,” “Risks Associated with Owning Real Estate” and “Investment Company Act of 1940” on pages 40 through 46 of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 which is incorporated herein by reference, are discussions of risk factors affecting Capstead’s business that are an integral part of this discussion and analysis. Readers are strongly urged to consider these factors while reading this document.

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

Regulation and Related Matters

Ownership of real estate subjects the Company to various federal, state and local regulatory requirements including those concerned with environmental matters. For further discussion, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 on pages 43 through 45, which is incorporated herein by reference.

Employees

As of December 31, 2003, the Company had eleven full-time employees and three part-time employees.

Tax Status

As used herein, “Capstead REIT” refers to Capstead and the entities that are consolidated with Capstead for federal income tax purposes. Capstead REIT has elected to be taxed as a REIT for federal income tax purposes and intends to continue to do so. As a result of this election, Capstead REIT will not be taxed at the corporate level on taxable income distributed to stockholders, provided that certain requirements concerning the nature and composition of its income and assets are met and that at least 90% of its REIT taxable income is distributed.

If Capstead REIT fails to qualify as a REIT in any taxable year, it would be subject to federal income tax at regular corporate rates and would not receive a deduction for dividends paid to stockholders. If this were the case, the amount of after-tax income available for distribution to stockholders would decrease substantially.

As long as Capstead REIT qualifies as a REIT, it will generally be taxable only on its undistributed taxable income. Distributions out of current or accumulated taxable earnings and profits will be taxed to stockholders as ordinary income or capital gain, as the case may be, and will not qualify for the dividend tax rate reduction to 15% enacted as part of the Jobs and Growth Tax Relief Act of 2002, except as discussed below. Distributions in excess of Capstead REIT’s current or accumulated earnings and profits will constitute a non-taxable return of capital to the stockholders (except insofar as such distributions exceed the cost basis of the shares of stock) resulting in a corresponding reduction in the cost basis of the shares of stock. Distributions by the Company will not be eligible for the dividends received deduction for corporations. Should the Company incur losses, stockholders will not be entitled to include such losses in their individual income tax returns. The Company notifies its stockholders of the proportion of distributions made during the taxable year that constitutes ordinary income, return of capital or capital gains. For the last three years, 100% of the preferred stock distributions were characterized as ordinary income. For information regarding the characterization of common dividend distributions for the last three years, see the Registrants’ Annual Report to Stockholders for the year ended December 31, 2003 on page 35, which is incorporated herein by reference.

Capstead REIT realized substantial capital losses on the sale of mortgage assets in 2000. The remaining unused capital loss carryforwards generated by these transactions of $70.8 million as of December 31, 2003, will likely eliminate the potential for capital gain distributions through the year 2005 when these carryforwards expire.

Capstead may find it advantageous from time-to-time to elect non-REIT subsidiary status for certain of its subsidiaries. All taxable income of Capstead’s non-REIT subsidiaries, if any, is subject to federal and state income taxes, where applicable. Capstead REIT’s taxable income will include the income of its non-REIT subsidiaries only upon distribution of such income to Capstead REIT, and only if these distributions are made out of current or accumulated earnings and profits. Should this occur, a portion of Capstead’s distributions to its stockholders could qualify for the 15% dividend tax rate provided by the Jobs and Growth Tax Relief Act of 2002.

Capstead Inc. (which held Capstead’s mortgage banking operations prior to their sale in December 1998) has elected non-REIT subsidiary status, and as such all of its taxable income is subject to federal and state income taxes, where applicable. However, this non-REIT subsidiary had net operating loss carryforwards for tax purposes of $5.1 million as of December 31, 2003 and sufficient alternative minimum tax credit carryforwards to reduce its effective federal income tax rate from 35% to 20% on up to $12.3 million of its future taxable income, if any.

The foregoing is general in character. Reference should be made to pertinent Internal Revenue Code sections and the Regulations issued thereunder for a comprehensive statement of applicable federal income tax consequences.

Website Access to Company Reports and Other Company Information

Capstead makes available on its website at www.capstead.com, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases, including amendments to such documents as soon as reasonably practicable after such materials are electronically filed or furnished to the SEC or otherwise publicly released. The Company also makes available on its website, free of charge, charters for the committees of its board of directors, its Board of Directors Guidelines, its Code of Business Conduct and Ethics, its Financial Officer Code of Conduct and other company information, including amendments to such documents and waivers, if any, to the Codes. Such information will be furnished upon written request to Capstead Mortgage Corporation, Attention: Stockholder Relations, 8401 North Central Expressway, Suite 800, Dallas, Texas 75225-4410.

Forward-looking Statements

For information on forward-looking statements made in this report, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 on page 47, which is incorporated herein by reference.

ITEM 2. PROPERTIES.

The Company’s headquarters are located in Dallas, Texas in office space leased by the Company. As of December 31, 2003 the Company owned six independent senior living facilities located in five states. For further information, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 on pages 15, 16 and 33, which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

During 1998, twenty-four purported class action lawsuits were filed against Capstead and certain of its officers alleging, among other things, that the defendants violated federal securities laws by publicly issuing false and misleading statements and omitting disclosure of material adverse information regarding the Company’s business. In March 2003 the court granted the Company and named officers’ motions to dismiss and entered an order dismissing the amended complaint and denying the plaintiffs’ request to further amend their complaint. In November 2003, the plaintiff’s opportunity to appeal this dismissal to the Fifth Circuit Court of Appeals passed. With the dismissal of this case without appeal, the Company recovered from its insurance carrier a $500,000 deductible originally expensed in 1998 and 1999. This recovery was recorded in Other Revenue when received during the fourth quarter of 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information required by this item regarding the market price of, dividends on, and number of holders of the Registrant’s common shares is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 on page 27 under the caption “Note 18 — Market and Dividend Information,” and is incorporated herein by reference. See ITEM 12 for information regarding equity compensation plans. Capstead did not sell any unregistered securities during the past three fiscal years.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item is included in the Registrant’s Annual Report to Stockholders for the five years ended December 31, 2003 on page 28 under the caption “Selected Financial Data,” and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 on pages 29 through 48 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 on pages 29 through 48 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 on pages 3 through 27, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 on page 48, and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included in the Registrant’s 2004 definitive Proxy Statement on pages 4 and 5 under the caption “Proposal Number One — Election of Directors,” on page 7 under the caption “Board Committees and Meetings,” on pages 9 and 10 under the caption “Stockholder Procedures for Recommending a Candidate for Director,” on page 11 under the caption “Executive Officers,” on page 19 under the captions “Audit Committee” and “Audit Committee Report” and on page 21 under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” all of which are incorporated herein by reference.

Capstead has adopted its Code of Business Conduct and Ethics that applies to all directors, officers and employees, and its Financial Officer Code of Conduct that applies to its chief executive officer, chief financial officer and other officers with a role in the Company’s financial accounting and reporting process. These codes and waivers thereto, if any, are available on the Company’s website at www.capstead.com.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included in the Registrant’s 2004 definitive Proxy Statement on pages 12 through 14 under the caption “Executive Compensation,” which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Registrant’s 2004 definitive Proxy Statement on page 14 under the caption “Equity Compensation Plans” and pages 20 and 21 under the caption “Security Ownership of Management and Certain Beneficial Owners,” which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Registrant’s 2004 definitive Proxy Statement on page 21 under the caption “Certain Relationships and Related Transactions,” which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included in the Registrant’s 2004 definitive Proxy Statement on page 22 under the caption “Proposal Number Two - Ratification of the Appointment of Ernst & Young LLP as Our Auditors,” which is incorporated here in by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Documents filed as part of this report:

1.	The following consolidated financial statements of the Company, included in the 2003 Annual Report to Stockholders, are incorporated herein by reference:

Page
Consolidated Statements of Operations — Three Years Ended December 31, 2003	*
Consolidated Balance Sheets — December 31, 2003 and 2002	*
Consolidated Statements of Stockholders’ Equity and Preferred Stock Subject to Repurchase — Three Years Ended December 31, 2003	*
Consolidated Statements of Cash Flows — Three Years Ended December 31, 2003	*
Notes to Consolidated Financial Statements — December 31, 2003	*

2.	Financial Statement Schedules — All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

*	Incorporated herein by reference from the Company’s Annual Report to Stockholders for the year ended December 31, 2003, filed herewith as Exhibit 13.

3.	Exhibits:

Exhibit
Number
1.1	Form of First Amendment to Sales Agreement dated December 16, 2003 by and between Capstead and Brinson Patrick Securities Corporation, for the issuance of up to 875,000 common shares and 1,000,000 Series B preferred shares(6)
1.2	Form of Sales Agreement dated February 13, 2004 by and between Capstead and Brinson Patrick Securities Corporation to sell 1,000,000 common shares, and 100,000 Series B preferred shares(7)
3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation(4)
3.2	Amended and Restated Bylaws(4)
10.01	1990 Directors’ Stock Option Plan(1)
10.02	1994 Flexible Long-Term Incentive Plan, as amended (2)
10.03	1994 Capstead Inc. Restricted Stock Plan(2)
10.04	Deferred Compensation Plan(2)
10.05	1997 Flexible Long Term Incentive Plan(3)
12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends*
13	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2003*
21	List of subsidiaries of the Company*

Exhibit
Number
23	Consent of Ernst & Young LLP, Independent Auditors*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1997

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

(6)	Incorporated by reference to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-68424) dated December 17, 2003

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-3 dated February 17, 2004

*	Filed herewith

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated October 22, 2003 to furnish the Company’s press release announcing third quarter results.

Current Report on Form 8-K dated January 28, 2004 to furnish the Company’s press release announcing fourth quarter results, record date for annual meeting and common dividend schedule for 2004.

(c)	Exhibits — The response to this section of ITEM 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules — The response to this section of ITEM 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant
Date: March 3, 2004	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: March 3, 2004	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.

/s/ PAUL M. LOW (Paul M. Low)	Chairman and Director	March 3, 2004
/s/ ANDREW F. JACOBS (Andrew F. Jacobs)	President, Chief Executive Officer and Director	March 3, 2004
/s/ GARY KEISER (Gary Keiser)	Director	March 5, 2004
/s/ MICHAEL G. O’NEIL (Michael G. O’Neil)	Director	March 3, 2004
/s/ HOWARD RUBIN (Howard Rubin)	Director	March 4, 2004
/s/ MARK S. WHITING (Mark S. Whiting)	Director	March 6, 2004

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
1.1	Form of First Amendment to Sales Agreement dated December 16, 2003 by and between Capstead and Brinson Patrick Securities Corporation, for the issuance of up to 875,000 common shares and 1,000,000 Series B preferred shares(6)
1.2	Form of Sales Agreement dated February 13, 2004 by and between Capstead and Brinson Patrick Securities Corporation to sell 1,000,000 common shares, and 100,000 Series B preferred shares(7)
3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation(4)
3.2	Amended and Restated Bylaws(4)
10.01	1990 Directors’ Stock Option Plan(1)
10.02	1994 Flexible Long-Term Incentive Plan, as amended (2)
10.03	1994 Capstead Inc. Restricted Stock Plan(2)
10.04	Deferred Compensation Plan(2)
10.05	1997 Flexible Long Term Incentive Plan(3)
12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends*
13	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2003*
21	List of subsidiaries of the Company*
23	Consent of Ernst & Young LLP, Independent Auditors*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-40017) dated April 29, 1991

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1997

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

(6)	Incorporated by reference to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-68424) dated December 17, 2003

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-3 dated February 17, 2004

*	Filed herewith