Form 10-Q
period 2004-03-31
CAPSTEAD MORTGAGE CORP
filed 2004-05-04
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number: 1-8996

CAPSTEAD MORTGAGE CORPORATION

(Exact name of Registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	75-2027937 (I.R.S. Employer Identification No.)

8401 North Central Expressway, Suite 800, Dallas, TX (Address of principal executive offices)	75225 (Zip Code)

Registrant’s telephone number, including area code: (214) 874-2323

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑     NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	14,854,952 as of April 30, 2004

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)	(NOTE 2)
Assets
Mortgage securities and similar investments ($2.2 billion pledged under repurchase arrangements in 2004)	$2,415,164	$2,195,117
CMO collateral and investments	129,302	167,571

	2,544,466	2,362,688
Real estate held for lease, net of accumulated depreciation	132,487	133,414
Receivables and other assets	41,814	41,880
Cash and cash equivalents	2,896	16,340

	$2,721,663	$2,554,322

Liabilities
Repurchase arrangements and similar borrowings	$2,168,419	$1,975,178
Collateralized mortgage obligations (“CMOs”)	128,629	166,807
Borrowings secured by real estate	120,154	120,206
Common stock dividend payable	7,807	8,829
Accounts payable and accrued expenses	3,736	6,264

	2,428,745	2,277,284

Stockholders’ equity
Preferred stock — $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 209 and 211 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively ($3,435 aggregate liquidation preference)	2,928	2,956
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at March 31, 2004 and December 31, 2003 ($180,025 aggregate liquidation preference)	176,707	176,707
Common stock — $0.01 par value; 100,000 shares authorized;
14,837 and 14,015 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	148	140
Paid-in capital	469,605	456,198
Accumulated deficit	(387,718)	(387,718)
Accumulated other comprehensive income	31,248	28,755

	292,918	277,038

	$2,721,663	$2,554,322

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31
	2004	2003
Interest income:
Mortgage securities and similar investments	$19,437	$25,137
CMO collateral and investments	2,506	14,968

Total interest income	21,943	40,105

Interest and related expense:
Repurchase arrangements and similar borrowings	5,830	7,219
CMO borrowings	2,293	15,339
Mortgage insurance and other	47	109

Total interest and related expense	8,170	22,667

Net margin on financial assets	13,773	17,438

Real estate lease income	2,525	2,521

Real estate-related expense:
Interest	1,085	1,092
Depreciation	927	927

Total real estate-related expense	2,012	2,019

Net margin on real estate held for lease	513	502

Other revenue (expense):
Gain on asset sales and CMO redemptions	—	1,748
CMO administration and other	67	220
Incentive fee payable to former affiliate	—	(303)
Other operating expense	(1,999)	(2,062)

Total other revenue (expense)	(1,932)	(397)

Net income	$12,354	$17,543

Net income	$12,354	$17,543
Less cash dividends on preferred shares	(5,067)	(5,070)

Net income available to common stockholders	$7,287	$12,473

Net income per common share:
Basic	$0.51	$0.90
Diluted	0.50	0.75
Cash dividends declared per share:
Common	$0.530	$0.940
Series A Preferred	0.400	0.400
Series B Preferred	0.315	0.315

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended March 31
	2004	2003
Operating activities:
Net income	$12,354	$17,543
Noncash items:
Amortization of discount and premium	2,009	5,999
Depreciation and other amortization	1,117	1,254
Recognition of rent abatement	43	(27)
Gain on asset sales and CMO redemptions	—	(1,748)
Change in incentive fee payable to former affiliate	—	(5,080)
Net change in receivables, other assets, accounts payable and accrued expenses	(1,700)	251

Net cash provided by operating activities	13,823	18,192

Investing activities:
Purchases of mortgage securities and similar investments	(368,700)	(28,540)
Principal collections on mortgage securities and similar investments	148,054	216,479
Proceeds from asset sales	—	34,329
CMO collateral:
Principal collections	37,757	260,328
Decrease in accrued interest receivable	233	1,732

Net cash provided by (used in) investing activities	(182,656)	484,328

Financing activities:
Net increase (decrease) in repurchase arrangements and similar borrowings	193,241	(66,530)
Principal payments on borrowings secured by real estate	(52)	(52)
CMO borrowings:
Principal payments on securities	(37,563)	(297,039)
Decrease in accrued interest payable	(218)	(1,564)
Capital stock transactions	13,877	(2)
Dividends paid	(13,896)	(121,655)

Net cash provided by (used in) financing activities	155,389	(486,842)

Net change in cash and cash equivalents	(13,444)	15,678
Cash and cash equivalents at beginning of period	16,340	59,003

Cash and cash equivalents at end of period	$2,896	$74,681

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

NOTE 1 — BUSINESS

Capstead Mortgage Corporation (together with its subsidiaries, “Capstead” or the “Company”) operates as a real estate investment trust (“REIT”) earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments primarily consist of, but are not limited to, financial assets, specifically residential adjustable-rate mortgage (“ARM”) securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae (“Agency Securities”). Capstead has also made limited investments in credit-sensitive commercial real estate-related assets, including the direct ownership of real estate. Management believes that such investments, when available at favorable prices and combined with the prudent use of leverage, can produce attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates.

The earning capacity of Capstead’s financial asset portfolios is influenced by the overall size and composition of the portfolios, the relationship between short- and long-term interest rates (the “yield curve”) and the extent the Company continues to invest its liquidity in these portfolios. Although the Company has had success in recent quarters acquiring ARM securities at relatively attractive prices and runoff caused by mortgage prepayments has moderated considerably during the first quarter of 2004, runoff remains a challenge to earnings generated by these portfolios. To the extent the proceeds of mortgage prepayments and other maturities are not reinvested or cannot be reinvested at a rate of return on invested capital at least equal to the return earned on previous investments, earnings and common dividends may decline.

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

The Company accounts for stock-based awards for employees and directors under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB25”). Under APB25 compensation cost for stock-based awards for employees and directors is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount to be paid to acquire the stock and is recognized in Other operating expense as the awards vest and restrictions lapse on a straight-line basis. The increase in total stock-based compensation expense if determined under the fair value-based methodology prescribed under Statement of Financial Accounting Standards No. 123 “Accounting for

Stock-based Compensation” (“SFAS 123”) would have been less than $15,000 for the three months ended March 31, 2004 and 2003, respectively, which would have had no effect on reported net income per common share for the periods presented.

NOTE 3 — NET INCOME PER COMMON SHARE

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

	Quarter Ended March 31
	2004	2003
Numerator for basic net income per common share:
Net income	$12,354	$17,543
Less all preferred share dividends	(5,067)	(5,070)

Net income available to common stockholders	$7,287	$12,473

Weighted average common shares outstanding	14,267	13,935

Basic net income per common share	$0.51	$0.90

Numerator for diluted net income per common share:
Net income	$12,354	$17,543
Less dividends on Series B preferred shares	(4,983)	—

	$7,371	$17,543

Denominator for diluted net income per common share:
Weighted average common shares outstanding	14,267	13,935
Net effect of dilutive stock options	39	90
Net effect of dilutive preferred shares:
Series A	314	317
Series B	—	8,910

	14,620	23,252

Diluted net income per common share	$0.50	$0.75

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

The Company classifies its mortgage securities and similar investments by collateral type and interest rate characteristics. Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities consist of private mortgage pass-through securities originally formed prior to 1995 when the Company operated a mortgage conduit. These securities are backed by residential mortgage loans whereby the related credit risk of the underlying loans is either borne by AAA-rated private mortgage insurers or by the Company (“Non-agency Securities”). Included in Receivables and other assets as restricted cash at March 31, 2004 are $6.0 million in related special hazard (e.g. earthquake or mudslide-related losses) and bankruptcy reserve funds. Commercial mortgage securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower bond classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities (“CMBS”) held by the Company as of March 31, 2004 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. The maturity of mortgage securities is directly affected by the rate of principal prepayments on the underlying loans.

Fixed-rate investments have fixed rates of interest and initial expected weighted average lives of greater than five years. Adjustable-rate investments have interest rates that adjust at least annually to more current interest rates. For instance, mortgage loans underlying ARM securities either (i) adjust annually based on a specified margin over the one-year Constant Maturity U.S. Treasury Note Rate (“One-year CMT”), (ii) adjust semiannually based on a specified margin over the six-month London Interbank Offered Rate (“LIBOR”), or (iii) adjust monthly based on a specific margin over an index such as LIBOR or the Cost of Funds Index as published by the Eleventh District Federal Reserve Bank (“COFI”), subject to periodic and lifetime limits on the amount of such adjustments during any single interest rate adjustment period and over the life of the loan. CMBS held as of March 31, 2004 adjust monthly based on a specified margin over 30-day LIBOR. Mortgage securities and similar investments and the related average effective interest rates were as follows (dollars in thousands):

					Average
	Principal	Premiums		Carrying	Coupon	Average
	Balance	(Discounts)	Basis	Amount (a)	Rate (b)	Yield (b)
March 31, 2004
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$54,932	$151	$55,083	$55,157	6.65%	9.79%
LIBOR/CMT ARMs	1,192,839	20,054	1,212,893	1,231,416	3.57	3.16
COFI ARMs	84,744	(2,451)	82,293	85,742	3.48	4.36
Ginnie Mae ARMs	830,939	8,775	839,714	847,428	4.17	3.43

	2,163,454	26,529	2,189,983	2,219,743	3.88	3.33

Non-agency Securities:
Fixed-rate	48,638	69	48,707	48,791	6.77	6.15
LIBOR/CMT ARMs	71,464	1,057	72,521	73,411	4.01	3.07

	120,102	1,126	121,228	122,202	5.13	4.88
CMBS (c)	73,219	(3)	73,216	73,219	2.14	2.19

	$2,356,775	$27,652	$2,384,427	$2,415,164	3.89	3.42

December 31, 2003
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$2,072	$12	$2,084	$2,160	10.00%	9.38%
LIBOR/CMT ARMs	1,050,761	15,626	1,066,387	1,084,492	3.67	3.60
COFI ARMs	90,669	(2,623)	88,046	91,566	3.57	4.84
Ginnie Mae ARMs	726,876	7,830	734,706	739,987	4.27	4.10

	1,870,378	20,845	1,891,223	1,918,205	3.90	3.88

Non-agency Securities:
Fixed-rate	118,638	174	118,812	118,812	6.66	6.25
LIBOR/CMT ARMs	81,425	1,293	82,718	83,724	4.42	3.64

	200,063	1,467	201,530	202,536	5.75	4.63
CMBS (c)	74,376	(9)	74,367	74,376	2.21	2.83
Commercial loans	—	—	—	—	—	8.40

	$2,144,817	$22,303	$2,167,120	$2,195,117	4.02	3.97

(a)	Includes unrealized gains and losses for securities classified as available-for-sale, if applicable (see NOTE 10).

(b)	Average Coupon Rate is presented net of servicing and other fees as of the indicated balance sheet date. Average Effective Rate is presented for the quarter then ended, calculated including the amortization of premiums and discounts, mortgage insurance costs on Non-agency Securities and excluding unrealized gains and losses.

(c)	As of the indicated dates, these portfolios consisted nearly exclusively of adjustable-rate investments.

NOTE 5 — CMO COLLATERAL AND INVESTMENTS

CMO collateral consists of Non-Agency Securities and related accrued interest, all pledged to secure CMO borrowings (“Pledged CMO Collateral”). All principal and interest on pledged mortgage securities is remitted directly to collection accounts maintained by a trustee and is available for the payment of principal and interest on CMO borrowings. The components of CMO collateral and investments were as follows (in thousands):

	March 31, 2004	December 31, 2003
Pledged CMO Collateral:
Pledged mortgage securities	$127,066	$164,891
Accrued interest receivable	851	1,085

	127,917	165,976
Unamortized premium	1,385	1,595

	$129,302	$167,571

Credit risk associated with Pledged CMO Collateral is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. The weighted average yield for Pledged CMO Collateral and investments was 6.69% during the quarter ended March 31, 2004.

NOTE 6 — REAL ESTATE HELD FOR LEASE

In May 2002 Capstead acquired six “independent” senior living facilities (wherein the operator of the facility provides most of the tenants little, if any, medical care) (collectively, the “Properties”). The aggregate purchase price of the Properties was $139.7 million including approximately $3.1 million in closing costs and the assumption by Capstead of $19.7 million of related mortgage debt and $101.1 million of tax-exempt bond debt.

The Properties were acquired pursuant to purchase agreements initially negotiated and executed by an affiliate of Brookdale Living Communities, Inc. (collectively with its subsidiaries, “Brookdale”) and subsequently assigned to Capstead. Concurrent with the acquisition, the Company entered into a long-term “net-lease” arrangement with Brookdale, under which Brookdale is responsible for the ongoing operation and management of the Properties. Brookdale, an owner, operator, developer and manager of senior living facilities, is a majority-owned affiliate of Fortress Investment Group, LLC which, together with its affiliates, is referred to as Fortress (see NOTE 12).

The lease arrangement consists of a master lease covering all of the Properties and individual property-level leases (referred to collectively as the “Lease”). The Lease has an initial term of 20 years and provides for two 10-year renewal periods. Beginning May 1, 2007, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value or Capstead’s original cost, after certain adjustments. After an initial three-month rent concession period, Brookdale is responsible for paying all expenses associated with the operation of the Properties, including real estate taxes, other governmental charges, insurance, utilities and maintenance, and an amount representing an attractive cash return on Capstead’s equity in the Properties after payment of monthly debt service subject to annual increases based upon increases (capped at 3%) in the Consumer Price Index. Because under the terms of the Lease, Brookdale is responsible for changes in related debt service requirements, earnings from this investment are generally not affected by changes in interest rates. Included in Receivables and other assets at December 31, 2003 are $3.1 million in unamortized rent abatements and $1.2 million of other rent receivables due from Brookdale.

The following table summarizes carrying amounts of the Properties (in thousands):

	March 31, 2004	December 31, 2003
Land	$16,450	$16,450
Buildings	119,550	119,550
Equipment and fixtures	3,600	3,600

	139,600	139,600
Accumulated depreciation	(7,113)	(6,186)

	$132,487	$133,414

NOTE 7 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS

Capstead borrows under uncommitted repurchase arrangements with only well-established investment banking firms. Repurchase arrangements pursuant to which the Company pledges Agency and Non-agency Securities as collateral generally have maturities of less than 31 days.* Repurchase arrangements with CMBS pledged as collateral generally have longer initial maturities and may feature renewal options. The terms and conditions of repurchase arrangements and similar borrowings are negotiated on a transaction-by-transaction basis. Repurchase arrangements and similar borrowings and related weighted average interest rates, classified by type of collateral and maturities, were as follows for the dates indicated (dollars in thousands):

	March 31, 2004		December 31, 2003
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate
Repurchase arrangements:
Agency Securities (less than 31 days)	$2,003,717	1.06%	$1,735,027	1.09%
Non-agency Securities (less than 31 days)	95,834	1.43	170,205	1.57
CMBS (less than 31 days)	20,300	1.29	20,300	1.36
CMBS (greater than 90 days)	48,568	1.26	49,646	1.34

	$2,168,419	1.09	$1,975,178	1.14

*	Subsequent to quarter-end, the Company entered into several longer maturity repurchase arrangements totaling $200 million with maturities ranging from one and one-half to two years.

NOTE 8 — CMO BORROWINGS

Each series of CMOs issued consists of various classes of bonds, most of which have fixed rates of interest. Interest is payable monthly at specified rates for all classes. The components of CMOs along with selected other information were as follows (dollars in thousands):

	March 31, 2004	December 31, 2003
CMOs	$126,632	$164,388
Accrued interest payable	720	938

Total obligation	127,352	165,326
Unamortized premium	1,277	1,481

	$128,629	$166,807

Range of average interest rates	1.45% to 9.45%	1.50% to 9.42%
Range of stated maturities	2025 to 2030	2025 to 2030
Number of series	6	6

Typically, principal payments on each series are made to each class in the order of their stated maturities so that no payment of principal is made on any class of bonds until all classes having an earlier stated maturity have been paid in full. The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption provided that certain requirements specified in the related indenture have been met (referred to as “Clean-up Calls”); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The weighted average effective interest rate for all CMOs was 6.12% during the quarter ended March 31, 2004.

NOTE 9 — BORROWINGS SECURED BY REAL ESTATE

The components of borrowings secured by real estate and related weighted average interest rates (calculated including bond issue cost amortization) for the dates indicated were as follows (dollars in thousands):

	March 31, 2004		December 31, 2003
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate
Mortgage borrowings	$19,313	7.92%	$19,365	7.92%
Tax-exempt bonds	100,841	2.55	100,841	2.54

	$120,154	3.41	$120,206	3.40

Mortgage borrowings consist of a fixed-rate mortgage secured by one senior living facility that matures in 2009. The tax-exempt bonds are credit-enhanced by Fannie Mae and secured by mortgages on the remaining five senior living facilities. Interest rates on the bonds adjust weekly based on the Bond Market Association Municipal Swap Index (“BMA Index”). Interest rate cap agreements with notional amounts aggregating $100.8 million, five-year terms and cap rates equal to a 6% BMA Index are held to provide funds to pay interest on the bonds in excess of a 6% BMA Index, should that occur. The interest rate cap agreements were valued at $190,000 at March 31, 2004 and included in Receivables and other assets. Monthly principal and interest rate cap reserve fund payments are made to the trustee for the eventual retirement of the bonds by 2032 and the purchase of new cap agreements in 2007.

In connection with the issuance of new tax-exempt bonds in November 2002, Capstead placed into escrow with the trustee reserves for repairs and replacements totaling $2.9 million. During 2003, the trustee released $1.5 million of these funds. Another $6.1 million is held by the trustee in connection with Capstead posting a $6.0 million letter of credit from a rated financial institution to collateralize certain of the bonds. These funds, along with $1.7 million of principal and interest rate cap reserve funds, are included in Receivables and other assets as restricted cash. Also included in Receivables and other assets are $3.1 million in bond issue costs.

The weighted average effective interest rate for all borrowings secured by real estate (calculated including bond issue cost amortization) was 3.65% for the quarter ended March 31, 2004.

NOTE 10 — DISCLOSURES REGARDING FAIR VALUES OF DEBT SECURITIES

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

The following tables summarize fair value disclosures for available-for-sale debt securities (in thousands):

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
As of March 31, 2004
Agency Securities:
Fixed-rate	$800	$74	$—	$874
ARMs	2,134,900	30,021	335	2,164,586

	2,135,700	30,095	335	2,165,460
Non-agency Securities:
Fixed-rate	1,068	84	—	1,152
ARMs	52,488	894	4	53,378

	53,556	978	4	54,530
CMBS	73,216	16	13	73,219
CMO collateral and investments	14,752	431	—	15,183

	$2,277,224	$31,520	$352	$2,308,392

As of December 31, 2003
Agency Securities:
Fixed-rate	$827	$76	$—	$903
ARMs	1,889,139	27,159	253	1,916,045

	1,889,966	27,235	253	1,916,948
Non-agency Securities	58,613	1,009	3	59,619
CMBS	74,367	24	15	74,376
CMO collateral and investments	16,440	499	—	16,939

	$2,039,386	$28,767	$271	$2,067,882

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Agency Securities and Non-agency Securities. Fair value disclosures for debt securities held-to-maturity were as follows (in thousands):

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
As of March 31, 2004
Released CMO Collateral:
Agency Securities — Fixed-rate	$54,283	$2,944	$—	$57,227
Non-agency Securities:
Fixed-rate	47,639	1,937	—	49,576
ARMs	20,033	109	268	19,874

	121,955	4,990	268	126,677
Pledged CMO Collateral	114,119	190	—	114,309

	$236,074	$5,180	$268	$240,986

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
As of December 31, 2003
Released CMO Collateral:
Agency Securities — Fixed-rate	$1,257	$113	$—	$1,370
Non-agency Securities Fixed-rate	118,812	4,310	—	123,122
ARMs	24,105	135	365	23,875

	144,174	4,558	365	148,367
Pledged CMO Collateral	150,632	224	—	150,856

	$294,806	$4,782	$365	$299,223

Sales of released CMO collateral classified as held-to-maturity occasionally occur provided the collateral has paid down to within 10% of its original issuance amounts. Dispositions of debt securities were as follows (in thousands):

	Quarter Ended March 31
	2004	2003
Sale of debt securities held available-for-sale:
Amortized cost	$—	$28,540
Gain	—	1,044
Sale of released CMO collateral held-to-maturity:
Amortized cost	—	4,006
Gain	—	98

NOTE 11 — COMPREHENSIVE INCOME

Comprehensive income is net income plus other comprehensive income (loss), which, for the periods presented, consists primarily of the change in unrealized gain on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (in thousands):

	Quarter Ended March 31
	2004	2003
Net income	$12,354	$17,543

Other comprehensive income (loss):
Unrealized gain on Derivatives held as cash flow hedges:
Change in unrealized gain during period	(128)	(45)
Reclassification adjustment for amounts included in net income	(51)	(27)

	(179)	(72)
Unrealized gain on debt securities:
Change in unrealized gain during period	2,672	(161)
Reclassification adjustment for gain included in net income	—	(1,044)

Other comprehensive income (loss)	2,493	(1,277)

Comprehensive income	$14,847	$16,266

NOTE 12 — TRANSACTIONS WITH FORMER AFFILIATES

Pursuant to a management contract entered into in April 2000, Fortress provided the services of its chairman to serve as Capstead’s chairman and chief executive and of other individuals as necessary to perform support services for him. On July 22, 2003, Fortress’ chairman resigned from his positions with Capstead and the management contract with Fortress was terminated. Under the terms of the contract, Fortress was entitled to a $375,000 base annual fee and participated with management and employees in an incentive fee program based on the Company’s expected performance against predetermined benchmarks established by members of the Board of Directors independent of Fortress. Included in Other operating expense is $93,750 of base fees paid to Fortress for services rendered during the three months ended March 31, 2003. See NOTE 6 for information regarding Fortress’ involvement through its affiliate Brookdale in the acquisition and long-term leasing of senior living facilities acquired by Capstead in May 2002.

NOTE 13— NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and weighted average interest rates pertaining to the Company’s investments in financial assets (excludes investments in real estate and related borrowings) (dollars in thousands):

	Quarter Ended March 31
	2004		2003
		Average		Average
	Amount	Rate	Amount	Rate
Interest income:
Mortgage securities and similar investments	$19,437	3.42%	$25,137	4.35%
CMO collateral and investments	2,506	6.69	14,968	6.46

Total interest income	21,943		40,105

Interest expense:
Repurchase arrangements and similar borrowings	5,830	1.11%	7,219	1.34
CMOs	2,293	6.12	15,339	6.63

Total interest expense	8,123		22,558

	$13,820		$17,547

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

	Quarter Ended March 31, 2004
	Rate*	Volume*	Total
Interest income:
Mortgage securities and similar investments	$(5,342)	$(358)	$(5,700)
CMO collateral and investments	515	(12,977)	(12,462)

Total interest income	(4,827)	(13,335)	(18,162)

Interest expense:
Repurchase arrangements and similar borrowings	(1,237)	(152)	(1,389)
CMOs	(1,096)	(11,950)	(13,046)

Total interest expense	(2,333)	(12,102)	(14,435)

	$(2,494)	$(1,233)	$(3,727)

*	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

Capstead Mortgage Corporation (“Capstead” or the “Company”) operates as a real estate investment trust (“REIT”) earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments primarily consist of, but are not limited to, residential adjustable-rate mortgage (“ARM”) securities issued by government-sponsored entities, either Fannie Mae, Freddie Mac or Ginnie Mae (“Agency Securities”). The Company has also made limited investments in credit-sensitive commercial real estate-related assets, including the direct ownership of real estate. Management believes that such investments, when available at favorable prices and combined with the prudent use of leverage, can produce attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates.

The size and composition of the Company’s investment portfolios depend on the investment strategies being implemented by management and market conditions being experienced by the Company, including levels of mortgage prepayments and the availability of attractively priced investments. After several years of steadily declining mortgage securities portfolio balances, primarily because of high levels of mortgage prepayments and a lack of compelling investment opportunities, during the latter half of 2003 market conditions allowed for the acquisition of sufficient ARM securities at relatively attractive prices to more than offset portfolio runoff. This opportunity became available when long-term interest rates moved sharply higher in response to indications that the economy was recovering from a sustained period of economic weakness.

Although this optimism proved premature and interest rates declined during the first quarter in response to weak job growth and other indications of economic weakness, the Company has been successful this quarter in acquiring sufficient ARM securities, again at relatively attractive prices, to more than offset portfolio runoff. These acquisitions have allowed for the sequential growth of the mortgage securities portfolio for the past three quarters and this trend is expected to continue at least through the second quarter of 2004. The Company intends to continue pursuing the acquisition of attractively priced ARM securities, while also investigating other real estate-related opportunities.

Subsequent to quarter-end, recent strong economic indicators have many believing the Federal Reserve could be forced to begin raising short-term interest rates later this year and long-term interest rates have moved higher in response. Although higher interest rates may create opportunities to acquire additional investments at attractive prices, higher short-term interest rates will increase the Company’s borrowing costs, thereby reducing financing spreads (the difference between the yields earned on these investments and the rates charged on related borrowings). Although rising borrowing costs can eventually be mitigated by ARM security yield increases, interest rates on the Company’s borrowings rise (and fall) almost immediately while ARM security yields change slowly by comparison because the underlying loans reset only once or twice a year and the amount of each reset can be limited or capped. Consequently, while the wide financing spreads Capstead has enjoyed in recent years have been the driving force behind the Company’s earnings and dividends, if short-term interest rates rise quickly, spreads will narrow and margins earned on its ARM securities will decline.

Risk Factors

Under the captions “Effects of Interest Changes,” “Risks Associated with Credit-Sensitive Investments,” “Risks Associated with Owning Real Estate” and “Investment Company Act of 1940” are discussions of risk factors affecting Capstead’s financial condition and results of operations that are an integral part of this discussion and analysis. Readers are strongly urged to consider these factors while reading this document.

Mortgage Securities and Similar Investments

As of March 31, 2004, the mortgage securities and similar investments portfolio consisted primarily of ARM Agency Securities. Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or by the Company (“Non-agency Securities”). Commercial mortgage-backed securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities (“CMBS”) held by the Company at March 31, 2004 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors.

Mortgage securities held by Capstead are financed under repurchase arrangements with investment banking firms pursuant to which specific securities are pledged as collateral. Should the Company acquire financial assets that are not mortgage-backed securities, similar financing arrangements with other parties, such as commercial banks, may be employed (see “Liquidity and Capital Resources”).

The Company’s mortgage securities and similar investments portfolio rose during the first quarter of 2004 to $2.4 billion from $2.2 billion at December 31, 2003, representing the third straight quarter of portfolio growth after several years of declines. Acquisitions during the first quarter totaled $360 million, consisting almost exclusively of ARM Agency Securities. Runoff during the first quarter totaled $148 million, significantly less than the $225 million experienced during the fourth quarter of 2003, primarily reflecting lower levels of mortgage prepayments. Although mortgage prepayments moderated considerably during the first quarter of 2004, runoff caused by mortgage prepayments remains a challenge to earnings generated by the Company’s mortgage securities. The Company anticipates that runoff will be higher in the second quarter than in the first quarter due to lower prevailing mortgage rates in February and March before again declining to more moderate levels. The Company also securitized with Fannie Mae $53 million of its high coupon fixed-rate Non-Agency Securities in order to improve these securities’ financing spreads and liquidity.

Although the Company has had continued success subsequent to quarter-end acquiring additional ARM securities such that it expects further portfolio growth during the second quarter of 2004, there can be no assurance that attractively priced ARM securities will continue to be available. To the extent the proceeds of mortgage prepayments and other maturities are not reinvested or cannot be reinvested at a rate of return on invested capital at least equal to the return earned on previous investments, earnings and common dividends may decline. The future size and composition of the Company’s investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability of attractively priced investments.

The following yield and cost analysis illustrates results achieved during the first quarter of 2004 for components of the mortgage securities and similar investments portfolio and anticipated second quarter

2004 asset yields and borrowing rates based on interest rates in effect on April 22, 2004 (the date first quarter 2004 results were released) (dollars in thousands):

	1st Quarter Average(a)			As of March 31, 2004
						Projected	Lifetime
		Actual	Actual	Premiums		2nd Quarter	Prepayment
	Basis	Yield/Cost	Runoff	(Discounts)	Basis(a)	Yield/Cost(b)	Assumptions
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	2,051	9.79%	14%	$151	$55,083	6.23%	30%
ARMs:
LIBOR/CMT	1,127,291	3.16	20	20,054	1,212,893	2.90	25
COFI	85,678	4.36	24	(2,451)	82,293	4.44	25
Ginnie Mae ARMs	791,686	3.43	24	8,775	839,714	3.22	26

	2,006,706	3.33	22	26,529	2,189,983	3.16	26
Non-agency Securities:
Fixed-rate	110,796	6.15	48	69	48,707	6.38	32
ARMs	77,427	3.07	40	1,057	72,521	3.36	40

	188,223	4.88	45	1,126	121,228	4.57	37
CMBS	73,377	2.19	6	(3)	73,216	2.27	—

	2,268,306	3.42	24	$27,652	2,384,427	3.20	25

Borrowings	2,080,754	1.11			2,168,419	1.10

Capital employed/ financing spread	$187,552	2.31			$216,008	2.10

Return on assets(c)		2.39				2.19

(a)	Basis represents the Company’s investment before unrealized gains and losses. Actual asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b)	Projected annualized yields for the second quarter of 2004 reflect ARM coupon resets and lifetime prepayment assumptions as adjusted for expected prepayments for this quarter only, as of April 22, 2004. Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) ARM coupon resets, (iii) actual prepayments and (iv) any changes in lifetime prepayment assumptions.

(c)	The Company generally uses its liquidity to pay down borrowings. Return on assets is calculated on an annualized basis assuming the use of this liquidity to reduce borrowing costs (see “Utilization of Capital and Potential Liquidity”).

Financing spreads declined 16 basis points during the first quarter of 2004 to 2.31%, substantially all attributable to lower portfolio yields. The overall yield earned on the portfolio averaged 3.42% during the first quarter, compared to an average yield of 3.60% earned during the previous quarter. Yields on ARM securities fluctuate as coupon interest rates on the underlying mortgage loans reset to reflect current interest rates and are expected to continue to decline in the coming quarters. For example, if interest rates remain at rates in effect April 22, 2004, the average yield on the portfolio could decline approximately 37 basis points by the first quarter of 2005. Actual yields will depend on portfolio composition as well as fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments. Average rates on related borrowings declined 2 basis points to 1.11% during the first quarter of 2004 compared to the previous quarter. The Company’s borrowing rates depend on actions by the Federal Reserve to change short-term interest rates, market expectations of future changes in short-term interest rates and the extent of changes in financial market liquidity.

CMO Collateral and Investments

Since exiting the residential mortgage loan conduit business in 1995, Capstead has maintained finance subsidiaries with capacity to issue CMOs and other securitizations backed by residential mortgage loans. The last CMO issued by the Company was in 2000 and the Company does not currently anticipate issuing additional CMOs. In recent years, the Company has exercised its right to redeem previously issued CMOs (referred to as “Clean-up Calls”) selling some of the released collateral and holding the rest for investment. As of March 31, 2004, the Company holds Clean-up Call rights on only one of its six remaining CMOs. Consequently, additional significant gains from CMO redemptions are not expected to occur.

CMO collateral and investments, net of related bonds, was $673,000 at March 31, 2004, compared to $764,000 at December 31, 2003. Without the issuance of CMOs in which the Company retains residual interests, or the acquisition of other CMO investments, this portfolio is not expected to contribute significantly to operating results in future periods.

Real Estate Held For Lease

In May 2002 Capstead acquired six “independent” senior living properties (wherein the operator of the facility provides most of the tenants little, if any, medical care) (the “Properties”). Concurrent with the acquisition of the Properties, the Company entered into a long-term “net-lease” arrangement (the “Lease”) with Brookdale Living Communities, Inc., (“Brookdale”), under which Brookdale is responsible for the ongoing operation and management of the Properties. Brookdale, an owner, operator, developer and manager of senior living facilities, is a majority-owned affiliate of Fortress Investment Group, LLC, which, together with its affiliates is referred to as Fortress. Until July 2003 Fortress was affiliated with Capstead (see NOTE 12 to the accompanying financial statements).

The Lease has an initial term of 20 years and provides for two 10-year renewal periods. Beginning in May 2007, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value or Capstead’s original cost, after certain adjustments. Under the terms of the Lease, Brookdale is responsible for paying all expenses associated with operating the Properties, including real estate taxes, other government charges, insurance, utilities and maintenance, and an amount representing an attractive cash return on Capstead’s equity in the Properties after payment of monthly debt service. In keeping with Capstead’s strategy of owning investments that can produce attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates, any future changes in monthly debt service requirements are the responsibility of Brookdale under the terms of the Lease. The following table summarizes information about the Properties:

				Year
Property	Location	Units (a)	Occupancy(b)	Opened
Chambrel at Roswell	Roswell, GA	280 (256 IL; 24 AL)	95.4%	1987
Chambrel at Pinecastle	Ocala, FL	161 (120 IL; 41 AL)	96.9	1987
Chambrel at Island Lake	Longwood, FL	269 (229 IL; 40 AL)	97.8	1985
Chambrel at Montrose	Akron, OH	168 (136 IL; 32 AL)	97.0	1987
Chambrel at Williamsburg	Williamsburg, VA	255 (200 IL; 55 AL)	98.8	1987
Chambrel at Club Hill	Garland, TX	260 (192 IL; 68 AL)	89.6	1987

Total		1,393 (1,133 IL; 260 AL)	95.8

(a)	IL refers to independent living units. AL refers to assisted living units.

(b)	As of March 31, 2004.

Results of Capital Raising Activity

Between February 2 and March 30, 2004, the Company sold 791,900 common shares into the open market on a limited basis and such sales may resume during the second quarter. As of quarter-end, Capstead raised $13.4 million of new common equity under this program at an average price of $16.94 per share, after expenses. The proceeds from these issuances have been invested in attractively-priced ARM securities.

Book Value per Common Share

As of March 31, 2004, the Company’s book value per common share was $7.38, an increase of $0.70 since year-end. This increase is largely attributable to the issuance of new capital (approximately $0.55 per share), offset somewhat by dividend payments in excess of quarterly net income (approximately $0.04 per share). In addition, lower prevailing interest rates at quarter-end resulted in an increase in the aggregate unrealized gain on the Company’s investments (most of which are debt securities carried at fair value with changes in fair value reflected in stockholders’ equity). This unrealized gain can be expected to fluctuate with changes in portfolio size and composition as well as changes in interest rates and market liquidity, and such changes will largely be reflected in book value per common share. Book value will also be affected by other factors, including capital stock transactions and the level of dividend distributions relative to quarterly net income; however, temporary changes in fair values of investments not carried at fair value on the Company’s balance sheet generally will not affect book value.

Utilization of Capital and Potential Liquidity

The following table illustrates Capstead’s utilization of capital and potential liquidity as of March 31, 2004 in comparison with December 31, 2003 (in thousands):

			Capital	Potential
	Assets	Borrowings	Employed	Liquidity(a)
Mortgage securities and similar investments:
Agency Securities	$2,219,743	$2,003,717	$216,026	$154,995
Non-agency Securities	122,202	95,834	26,368	19,054
CMBS	73,219	68,868	4,351	334

	2,415,164	2,168,419	246,745	174,383
CMO collateral and investments	129,302	128,629	673	—
Real estate held for lease	132,487	120,154	12,333	—

	$2,676,953	$2,417,202	259,751	174,383

Other assets, net of other liabilities			40,974	2,896	(b)
First quarter common dividend			(7,807)	(7,807	)(c)
Liquidity reserves for funding principal payments and margin calls			—	(130,006	)(d)

			$292,918	$39,466

Balances as of December 31, 2003	$2,496,102	$2,262,191	$277,038	$44,999

(a)	Assets are stated at carrying amounts on the Company’s balance sheet. Potential liquidity is based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of March 31, 2004, adjusted separately for liquidity reserves.

(b)	Represents unrestricted cash and cash equivalents.

(c)	The first quarter 2004 common dividend was declared March 11, 2004 and paid April 21, 2004 to stockholders of record as of March 31, 2004.

(d)	Liquidity reserves reflect management’s determination, as of the balance sheet date, of the level of capital necessary to hold in reserve to fund margin calls (requirements to pledge additional collateral or pay down borrowings) required by principal payments (that are not remitted to the Company for 25 to 45 days after any given month-end) and potential declines in market value of pledged assets under stressed market conditions.

The Company generally finances its mortgage securities and similar investments with well-established investment banking firms using repurchase arrangements and similar borrowings. Assuming potential liquidity is available, these borrowings can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. CMO collateral is pledged to secure CMO bonds. Real estate held for lease is financed by long-term borrowings. Liquidity is affected by, among other things, changes in market value of assets pledged under borrowing arrangements, principal prepayments and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of financial leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolios (see “Liquidity and Capital Resources”).

RESULTS OF OPERATIONS

Comparative net operating results (interest income or lease revenue, net of related interest expense and, in the case of CMO administration, related direct and indirect operating expense) by source were as follows (in thousands, except per share amounts):

	Quarter Ended March 31
	2004	2003
Mortgage securities and similar investments:
Agency Securities	$11,673	$15,786
Non-agency Securities	1,701	1,045
CMBS and other commercial loans	182	1,014
CMO collateral and investments	217	(407)

Net margin on financial assets	13,773	17,438
Real estate held for lease:
Lease revenue after related interest expense	1,440	1,429
Real estate depreciation	(927)	(927)

Net margin on real estate held for lease	513	502

Other revenue (expense):
Gain on asset sales and CMO redemptions	—	1,748
CMO administration and other	67	220
Incentive fee payable to former affiliate	—	(303)
Other operating expense	(1,999)	(2,062)

Total other revenue (expense)	(1,932)	(397)

Net income	12,354	17,543
Less cash dividends on preferred shares	(5,067)	(5,070)

Net income available to common stockholders	$7,287	$12,473

Operating income *	$8,298	$11,739

Net income per common share:
Basic	$0.51	$0.90
Diluted	0.50	0.75
Operating *	0.57	0.82

*	Capstead reports operating income per common share (a non-GAAP financial measure calculated excluding depreciation on real estate, any gain on asset sales and CMO redemptions, and the dilutive effects, if present, of the Series B preferred shares) under the belief it provides investors with a useful supplemental measure of the Company’s operating performance. Operating income represents a measure of the amount of funds generated by operations, which may, at the discretion of Capstead’s Board of Directors, be used for reinvestment or distributed to common stockholders as dividends. Depreciation on real estate, although an expense deductible for federal income tax purposes and therefore an item that reduces Capstead’s REIT distribution requirements, is added back to arrive at operating income because it is a noncash expense. Gains are excluded because they are considered non-operating in nature and the amount and timing of any such gains are dependent upon investment strategies and market conditions. The Series B preferred shares are considered dilutive, for diluted net income per common share purposes only, whenever annualized basic net income per common share exceeds $2.19 (the Series B preferred share annualized dividend of $1.26 divided by the current conversion rate of 0.5742). Because it is not economically advantageous to convert these shares at market prices of both the common shares and Series B preferred shares, few, if any, actual Series B conversions are expected. Therefore, operating income per common share excludes the dilutive effects, if present, of the Series B preferred shares.

The earning capacity of Capstead’s financial asset portfolios is influenced by the overall size and composition of the portfolios, the relationship between short- and long-term interest rates (the “yield curve”) and the extent the Company continues to invest its liquidity in these portfolios. Net margins on financial assets and related financing spreads have benefited significantly the past several years from actions taken by the Federal Reserve, particularly during 2001, to lower short-term interest rates, which resulted in significantly lower interest rates on the Company’s borrowings. However, lower interest rates have also led to declining yields on the Company’s adjustable-rate assets and declining portfolio balances primarily caused by relatively high mortgage prepayment rates. While financing spreads are expected to continue declining as yields on the Company’s ARM securities continue resetting lower, the Company has had success recently in replacing runoff that, if it continues, should slow declines in net margins provided borrowing rates stay at current levels. See “Financial Condition — “Overview” and “Mortgage Securities and Similar Investments” for further discussion of the current operating environment and the Company’s goals regarding redeploying capital made available by portfolio runoff.

Agency Securities remained the primary contributor to operating results during the quarter ended March 31, 2004; however, the impact of lower financing spreads was evident in the current quarter results, which were less than in the same period in 2003 despite lower borrowing rates. Yields for this portfolio averaged 3.33% during the current quarter, while borrowing rates averaged 1.07%, producing a financing spread of 2.26%. This compares with yields of 4.30% and borrowing rates of 1.30% for a spread of 3.00% during the same period in 2003. The average outstanding Agency Securities portfolio was $2.0 billion during the current quarter compared to $2.1 billion during the same period in 2003.

Conversely, Non-agency Securities contributed more to operating results during the quarter ended March 31, 2004 compared to the same period in 2003 primarily because of the benefits of additional securities made available from the redemption of CMOs during the latter part of 2003. The average outstanding portfolio was $188 million during the current quarter compared to $99 million during the same period in 2003. The portfolio yielded 4.88% during the current quarter, while borrowing rates averaged 1.52% producing a financing spread of 3.36%. This compares with yields of 4.81% and borrowing rates of 1.41% for a spread of 3.40% during the same period in 2003.

CMBS and other commercial loans contributed significantly less to operating results during the quarter ended March 31, 2004 than in the same period in 2003 due largely to payoffs during 2003 of several higher yielding investments. The average outstanding portfolio was $73 million during the current quarter compared to $142 million during the same period in 2003. The portfolio yielded 2.19% during the current quarter while borrowing rates averaged 1.29% producing financing spreads of 0.90%. This compares with yields of 4.68% and borrowing rates of 2.09% for a spread of 2.59% during the same period in 2003.

The CMO collateral and investments portfolio has declined significantly the last several years primarily because of high prepayments on the underlying pledged CMO collateral and the exercise of Clean-up Calls in which the Company redeemed the related bonds and either sold the released CMO collateral for gains or transferred it into the Non-agency Securities portfolio where it is held for investment.

Having redeemed over the past several years nearly all outstanding CMOs to which the Company holds the related Clean-up Call rights, Capstead did not realize any gain on asset sales and CMO redemptions in the current quarter.

CMO administration revenue continues to trend lower primarily because a declining portfolio of CMOs for which the Company provides administrative services. As these CMOs pay down, related fee income is expected to decline. Other revenue was lower due to lower balances in overnight investments during the current quarter.

Other operating expenses (including incentive fees payable to former affiliate) were lower for the current quarter than during the same period in 2003 primarily because of lower current year accruals for incentive fees. This reflects lower earnings during the current quarter due primarily to lower financing spreads and no current period gains on asset sales and CMO redemptions, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on mortgage securities and similar investments. Other sources of funds include proceeds from other borrowing arrangements, proceeds from asset sales, unrestricted payments received on real estate held for lease and proceeds from equity offerings. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its capital. Because the level of these borrowings can be adjusted on a daily basis, the level of unrestricted cash and cash equivalents carried on the balance sheet is less important than the Company’s potential liquidity available under its borrowing arrangements. The table included under “Financial Condition — Utilization of Capital and Potential Liquidity” and accompanying discussion illustrates additional funds potentially available to the Company as of March 31, 2004, as adjusted for liquidity reserves. The Company currently believes that it has ample liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Borrowings under repurchase arrangements secured by Agency Securities and Non-agency Securities generally have maturities of less than 31 days, although from time to time the Company may enter into longer-term arrangements. These borrowings totaled $2.1 billion at March 31, 2004. Capstead has uncommitted repurchase facilities with investment banking firms to finance these investments, subject to certain conditions. Interest rates on these borrowings are generally based on 30-day London Interbank Offered Rate (“LIBOR”) (or a corresponding benchmark rate for longer-term arrangements) and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries.

Borrowings under repurchase arrangements with investment banking firms secured by CMBS more closely match the interest rate adjustment features of these investments such that the Company anticipates it can earn more consistent financing spreads and, as a result, experience less interest rate volatility than experienced with investments in Agency Securities. These borrowings, which generally have longer initial maturities than borrowings secured by Agency Securities and may feature renewal options, totaled $69 million at March 31, 2004. Should Capstead make significant additional investments in credit-sensitive assets, it may attempt to lessen interest rate volatility in a similar fashion or through the use of derivative financial instruments (“Derivatives”) such as interest rate swaps.

CMO borrowings totaled $129 million at March 31, 2004 and are secured by CMO collateral pledged to the related indentures. As such, recourse is limited to this collateral and therefore has a limited impact on Capstead’s liquidity and capital resources. Mortgage prepayments and Clean-up Calls affect the maturity of each CMO series.

With its acquisition of senior living properties in May 2002, Capstead assumed $19 million in fixed-rate mortgage financing from a commercial bank that matures in 2009 and $101 million in tax-exempt bond debt. In November 2002, the tax-exempt bonds were refunded with proceeds from issuing new 30-year adjustable-rate tax-exempt bonds. Under the terms of the Lease, changes in interest rates on this debt are the responsibility of the lessee and as such, have a limited effect on the Company’s liquidity.

Beginning in February 2004 the Company began selling common shares into the open market on a limited basis and such sales may resume during the second quarter. The proceeds from future issuances, if any, together with Capstead’s existing liquidity, are available to fund further acquisitions of ARM securities, if available at attractive prices, and increase the Company’s flexibility in pursuing real estate-related opportunities.

EFFECTS OF INTEREST RATE CHANGES

Interest Rate Sensitivity on Operating Results

Capstead performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All financial assets and Derivatives held are included in this analysis. The sensitivity of components of Other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. Because under the terms of the Lease the lessee is responsible for changes in related debt service requirements, earnings from the Company’s investment in net-leased real estate are generally not affected by changes in interest rates. The model incorporates management assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for purposes of amortizing investment and liability premiums and discounts. These assumptions are developed through a combination of historical analysis and future expected pricing behavior. Capstead had the following estimated earnings sensitivity profile as of March 31, 2004 and December 31, 2003, respectively (dollars in thousands):

10-year
	30-day	U.S.
	LIBOR	Treasury
	Rate	Rate	Immediate Change In:*
30-day LIBOR rate			Flat	Up 1.00%	Up 1.00%	Up 2.00%
10-year U.S. Treasury rate			Down 1.00%	Flat	Up 1.00%	Up 2.00%
Projected 12-month earnings change:
March 31, 2004	1.09%	3.84%	$(1,240)	$(11,038)	$(10,409)	$(23,049)
December 31, 2003	1.12	4.25	(1,674)	(10,732)	(10,018)	(21,713)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no guarantee that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.

Income simulation modeling is the primary tool used to assess the direction and magnitude of changes in net margins on financial assets resulting from changes in interest rates. Key assumptions in the model include mortgage prepayment rates, changes in market conditions, and management’s financial capital plans. These assumptions are inherently uncertain and, therefore, the model cannot precisely estimate net margins or precisely predict the impact of higher or lower interest rates on net margins. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors.

General Discussion of Effects of Interest Rate Changes

Changes in interest rates may affect Capstead’s earnings in various ways. Earnings currently depend, in part, on the difference between the interest received on mortgage securities and similar investments, and the interest paid on related borrowings, which are generally based on 30-day LIBOR. The resulting financing spread may be reduced or even turn negative in a rising short-term interest rate environment. Because the mortgage securities and similar investments portfolio consists primarily of ARM securities, the risk of rising short-term interest rates is offset to some extent by increases in the rates of interest earned on the underlying ARM loans, which reset once or twice a year based on underlying indices, subject to periodic and lifetime limits, referred to as caps. The Company’s ARM securities featured the following average coupon rate, and average periodic and lifetime caps as of March 31, 2004 (dollars in thousands):

		Average	Average	Average
ARM Type	Basis *	Coupon Rate	Periodic Cap	Lifetime Cap
Agency Securities:
Fannie Mae/Freddie Mac	$1,295,186	3.56%	1.744%	11.239%
Ginnie Mae	839,714	4.17	1.000	10.373
Non-agency Securities	72,521	4.01	1.727	11.243

	$2,207,421	3.81	1.460	10.910

*	Basis represents the Company’s investment before unrealized gains and losses.

Since only a portion of the ARM loans underlying these securities reset each month subject to periodic and lifetime caps, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans, contributing to lower or even negative financing spreads. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively effect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected. The Company may extend maturity dates on a portion of its short-term borrowings or invest in Derivatives from time to time as a hedge against rising interest rates. Subsequent to quarter-end, the Company entered into several longer maturity repurchase arrangements totaling $200 million with maturities ranging from one and one-half to two years. As of April 30, 2004, the Company does not own any Derivatives for this purpose.

Another effect of changes in interest rates is that as long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage securities and similar investments generally increases. During periods of relatively low interest rates, prolonged periods of high prepayments can significantly reduce the expected life of these investments; therefore, the actual yields realized can be lower due to faster amortization of premiums. Further, to the extent the proceeds of prepayments are not reinvested or cannot be reinvested at a rate of return at least equal to the rate previously earned on that capital, earnings may be adversely affected. There can be no assurance that suitable investments at attractive pricing will be available on a timely basis to replace runoff as it occurs or that the current composition of investments (consisting primarily of ARM Agency Securities) will be maintained.

Capstead periodically sells assets, which may increase income volatility because of the recognition of transactional gains or losses. Such sales may become attractive as asset values fluctuate with changes in interest rates. At other times, asset sales may become prudent to shift the Company’s investment focus. During periods of rising interest rates or contracting market liquidity, asset values can decline, leading to increased margin calls and reducing the Company’s liquidity. A margin call means that a lender requires a borrower to pledge additional collateral to re-establish the agreed-upon ratio of the value of the collateral to the amount of the borrowing. If the Company is unable or unwilling to pledge additional collateral, lenders can liquidate the collateral under adverse market conditions, likely resulting in losses.

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

RISKS ASSOCIATED WITH OWNING REAL ESTATE

The direct ownership of commercial real estate involves a number of risks. With its first acquisition of real estate, Capstead has attempted to mitigate these risks by entering into a long-term “net-lease” arrangement whereby the lessee is responsible for the ongoing operation and management of the properties and for paying all expenses associated with the operation of the properties. Although reduced by this net-lease arrangement, risks of ownership remain, including:

•	The risk that changes in economic conditions or real estate markets may adversely affect the value of the properties.

•	During inflationary periods, which are generally accompanied by rising interest rates, increases in operating costs and borrowing rates may be greater than increases in lessee revenues from operating properties. Over an extended period of time, this could result in lessee defaults.

•	The risk that a deterioration of local conditions could adversely affect the ability of a lessee to profitably operate a property. For instance, an oversupply of senior living properties could hamper the leasing of senior living units at favorable rates. This could ultimately affect the value of the properties.

•	Changes in tax, zoning or other laws could make properties less attractive or less profitable.

•	An owner cannot be assured that lessees will elect to renew their leases when the terms expire. If a lessee does not renew its lease or otherwise defaults on its lease obligations, there is no assurance the owner can obtain a substitute lessee on acceptable terms. If the owner cannot obtain another qualified operator to lease a property, the owner may be required to modify the property for a different use, which may involve significant capital expenditures and delays in re-leasing the property.

•	The risk that lessees will not perform under their leases, reducing the owner’s income from the leases or requiring the owner to assume costs (such as real estate taxes, insurance, utilities and maintenance) that are the lessees’ responsibility under net-leases. In the case of special-purpose real estate such as senior living facilities, compliance with licensing requirements could complicate or delay the transfer of operational control of such properties. This could lead to a significant cash flow burden for the owner to service the debt and otherwise maintain the properties.

•	Net-leases generally require the lessee to carry comprehensive liability, casualty, workers’ compensation and rental loss insurance. The required coverage is typical of the type, and amount, customarily obtained by an owner of similar properties. However, there are some types of losses, such as catastrophic acts of nature, for which insurance cannot be obtained at a commercially reasonable cost. If there is an uninsured loss or a loss in excess of insurance limits, the owner could lose both the revenues generated by the affected property and the capital invested in the property. The owner would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property.

•	Investments in real estate are subject to various federal, state and local regulatory requirements including the Americans with Disabilities Act (the “ADA”). The ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations be made to commercial facilities to conform to accessibility guidelines. Failure to comply with the ADA can result in injunctions, fines, and damage awards to private parties and additional capital expenditures to remedy noncompliance. Existing requirements may change and compliance with future requirements may involve significant unanticipated expenditures. Although typically these expenditures would be the responsibility of the lessee under the terms of net-leases, if lessees fail to perform these obligations, the owner may be required to do so.

•	Under federal, state and local environmental laws, the owner may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at its properties, regardless of its knowledge or actual responsibility, simply because of current or past ownership of the real estate. If unidentified environmental problems arise, the owner may have to make substantial payments, which could adversely affect cash flow and the ability to make distributions to stockholders. This is so because:

1.	The owner may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination.

2.	The law may impose clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination. Even if more than one person is responsible for the contamination, each person who shares legal liability under environmental laws may be held responsible for all of the clean-up costs.

3.	Governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

In investigating the acquisition of real estate, environmental studies are typically performed to establish the existence of any contamination. In addition, net-leases generally require lessees to operate properties in compliance with environmental laws and to indemnify the owner against environmental liability arising from the operation of such properties.

•	An owner may desire to sell a property in the future because of changes in market conditions or poor lessee performance or to avail itself of other opportunities. An owner may also be required to sell a property in the future to meet debt obligations or avoid a default. Unlike investments in mortgage securities, real estate cannot always be sold quickly, and there can be no assurance that the properties can be sold at a favorable price or that a prospective buyer will view existing lease or operating arrangements favorably. In addition, a property may require restoration or modification before it is sold.

INVESTMENT COMPANY ACT OF 1940

The Investment Company Act of 1940, as amended (the “Investment Company Act”), exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Capstead intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company fails to qualify for this exemption, its ability to use leverage would be substantially reduced and it would be unable to conduct its business as described herein.

Under the current interpretation of the staff of the Securities and Exchange Commission (“SEC”), in order to qualify for this exemption a REIT must maintain at least 55% of its assets directly in qualifying real estate interests. Mortgage-backed securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages (“Non-whole Pool Securities”) may be treated as separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Therefore, the provisions of the Investment Company Act limit ownership of these mortgage-backed securities.

In satisfying the 55% requirement under the Investment Company Act, a REIT may treat mortgage-backed securities issued with respect to an underlying pool to which it holds all issued certificates (“Whole Pool Securities”) as qualifying real estate interests. If the SEC or its staff adopts a contrary interpretation of such treatment, the REIT could be required to sell a substantial amount of Non-whole Pool Securities or other non-qualified assets under potentially adverse market conditions. Further, in order to ensure continued qualification for the exemption under the Investment Company Act, a REIT might be precluded from acquiring Non-whole Pool Securities even if their yield is higher than the yield of Whole Pool Securities. These factors may lower earnings.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon Capstead’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that can affect the reported amounts of assets, liabilities (including contingencies), revenues and expenses as well as related disclosures. These estimates are based on available internal and market information and appropriate valuation methodologies believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the expected useful lives and carrying values of assets and liabilities which can materially affect the determination of net income and book value per common share. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:

•	Amortization of Premiums and Discounts on Financial Assets and Borrowings — Premiums and discounts on financial assets and borrowings are recognized in earnings as adjustments to interest income or interest expense by the interest method over the estimated lives of the related assets or borrowings. For most of Capstead’s financial assets, and for its CMO borrowings, estimates and judgments related to future levels of mortgage prepayments are critical to this determination (see “Effects of Interest Rate Changes”).

•	Fair Value and Impairment Accounting for Financial Assets — Most of Capstead’s mortgage securities and similar investments portfolio and a small portion of its CMO collateral and investments portfolio are classified as held available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of an individual asset below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge. Considerable judgment is required interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity (see “NOTE 10” to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets, “Risks of Interest Rate Changes” and “Risks Associated with Credit-Sensitive Investments”).

•	Depreciation and Impairment Accounting for Real Estate held for Lease — Real estate is carried on the Company’s balance sheet at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of buildings, equipment and fixtures. If a significant adverse event or change in circumstances occurs, management would assess if the values of the Company’s real estate properties have become impaired. If estimated operating cash flows

(undiscounted and without interest charges) of a property over its remaining useful life are less than its net carrying value, the difference between net carrying value and fair value would be included in Other revenue (expense) as an impairment charge. Considerable judgment is required in determining useful lives of components of real estate properties and in estimating operating cash flows, particularly during periods of changing circumstances (see “Risks Associated with Owning Real Estate”).

FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. Capstead’s actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of the Company’s investments and unforeseen factors. Relative to the Company’s investments in financial assets, these factors may include, but are not limited to, changes in general economic conditions, the availability of suitable qualifying investments from both an investment return and regulatory perspective, fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors. Relative to direct investments in real estate, these factors may include, but are not limited to, lessee performance under lease agreements, changes in general as well as local economic conditions and real estate markets, increases in competition and inflationary pressures, changes in the tax and regulatory environment including zoning and environmental laws, uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs.

COMPARISON OF OPERATING INCOME AND DILUTED INCOME PER SHARE

The following table compares the calculation of operating income and operating income per common share to net income and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2004		March 31, 2003
	Operating	Diluted	Operating	Diluted
Net income	$12,354	$12,354	$17,543	$17,543
Adjustments for:
Depreciation on real estate	927	—	927	—
Gain on asset sales and CMO redemptions	—	—	(1,748)	—
Series B preferred dividends	(4,983)	(4,983)	(4,983)	—

	$8,298	$7,371	$11,739	$17,543

Weighted average common shares outstanding	14,267	14,267	13,935	13,935
Net effect of dilutive securities:
Preferred B shares	—	—	—	8,910
Stock options and other preferred shares	353	353	407	407

	14,620	14,620	14,342	23,252

	$0.57	$0.50	$0.82	$0.75

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II. — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders was held April 22, 2004.

(b)	The board members included in (c) below were elected to Capstead’s Board of Directors (constituting the entire Board of Directors).

(c)	The following items were voted on at the annual meeting:

				Withheld/	Broker
		For	Against	Abstentions	Non-votes
•	Election of board members:
	Andrew F. Jacobs	13,301,700	—	335,707	—
	Gary Keiser	13,255,364	—	382,043	—
	Paul M. Low	13,272,371	—	365,036	—
	Michael G. O'Neil	13,314,001	—	232,406	—
	Howard Rubin	13,268,906	—	368,501	—
	Mark S. Whiting	13,273,947	—	363,460	—
•	Ratify Appointment of Ernst & Young LLP as Independent Auditors	13,351,845	145,670	139,692	—
•	Approval of the 2004 Flexible Long-Term Incentive Plan	5,524,979	1,483,808	360,307	6,268,313
•	Other matters (no other matters)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: The following Exhibits are presented herewith:

Exhibit 12 — Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31.1 — Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 32 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated January 28, 2004 announcing fourth quarter 2003 financial results, record date for Annual Meeting of Stockholders and common dividend schedule for 2004.

Current Report on Form 8-K dated April 22, 2004 announcing first quarter 2004 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant
Date: May 4, 2004	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: May 4, 2004	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Senior Vice President and Chief Financial Officer