Form 10-Q
period 2004-06-30
CAPSTEAD MORTGAGE CORP
filed 2004-08-09
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☑     NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	16,319,480 as of August 6, 2004

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

ITEM 1. FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)	(NOTE 2)
Assets
Mortgage securities and similar investments ($2.4 billion pledged under repurchase arrangements in 2004)	$2,612,662	$2,195,117
CMO collateral and investments	105,311	167,571

	2,717,973	2,362,688
Real estate held for lease, net of accumulated depreciation	131,559	133,414
Receivables and other assets	44,917	41,880
Cash and cash equivalents	23,180	16,340

	$2,917,629	$2,554,322

Liabilities
Repurchase arrangements and similar borrowings	$2,386,071	$1,975,178
Collateralized mortgage obligations (“CMOs”)	104,675	166,807
Borrowings secured by real estate	120,101	120,206
Common stock dividend payable	7,994	8,829
Accounts payable and accrued expenses	4,841	6,264

	2,623,682	2,277,284

Stockholders’ equity
Preferred stock — $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 202 and 211 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively ($3,317 aggregate liquidation preference)	2,827	2,956
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at June 30, 2004 and December 31, 2003 ($180,025 aggregate liquidation preference)	176,707	176,707
Common stock — $0.01 par value; 100,000 shares authorized; 16,074 and 14,015 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	161	140
Paid-in capital	484,919	456,198
Accumulated deficit	(387,718)	(387,718)
Accumulated other comprehensive income	17,051	28,755

	293,947	277,038

	$2,917,629	$2,554,322

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Interest income:
Mortgage securities and similar investments	$19,279	$21,648	$38,716	$46,785
CMO collateral and investments	1,866	10,122	4,372	25,090

Total interest income	21,145	31,770	43,088	71,875

Interest and related expense:
Repurchase arrangements and similar borrowings	6,967	6,454	12,797	13,673
CMO borrowings	1,659	10,010	3,952	25,349
Mortgage insurance and other	67	99	114	208

Total interest and related expense	8,693	16,563	16,863	39,230

Net margin on financial assets	12,452	15,207	26,225	32,645

Real estate lease income	2,434	2,575	4,959	5,096

Real estate-related expense:
Interest	1,061	1,133	2,146	2,225
Depreciation	927	927	1,854	1,854

Total real estate-related expense	1,988	2,060	4,000	4,079

Net margin on real estate held for lease	446	515	959	1,017

Other revenue (expense):
Gain on asset sales and CMO redemptions	—	1,392	—	3,140
CMO administration and other	249	181	316	401
Incentive fee payable to former affiliate	—	(197)	—	(500)
Other operating expense	(1,332)	(1,857)	(3,331)	(3,919)

Total other revenue (expense)	(1,083)	(481)	(3,015)	(878)

Net income	$11,815	$15,241	$24,169	$32,784

Net income	$11,815	$15,241	$24,169	$32,784
Less cash dividends paid on preferred shares	(5,064)	(5,068)	(10,131)	(10,138)

Net income available to common stockholders	$6,751	$10,173	$14,038	$22,646

Net income per common share:
Basic	$0.44	$0.73	$0.95	$1.62
Diluted	0.44	0.65	0.94	1.41

Cash dividends declared per share:
Common	$0.500	$0.780	$1.030	$1.720
Series A Preferred	0.400	0.400	0.800	0.800
Series B Preferred	0.315	0.315	0.630	0.630

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30
	2004	2003
Operating activities:
Net income	$24,169	$32,784
Noncash items:
Amortization of discount and premium	5,510	6,750
Depreciation and other amortization	2,217	2,542
Recognition of rent abatement	85	16
Gain on asset sales and CMO redemptions	—	(3,140)
Change in incentive fee payable to former affiliate	—	(4,482)
Net change in receivables, other assets, accounts payable and accrued expenses	(2,942)	(16,139)

Net cash provided by operating activities	29,039	18,331

Investing activities:
Purchases of mortgage securities and similar investments	(787,353)	(50,748)
Principal collections on mortgage securities and similar investments	350,408	429,427
Proceeds from asset sales	—	76,055
CMO collateral:
Principal collections	61,358	463,782
Decrease in accrued interest receivable	392	3,129

Net cash provided by (used in) investing activities	(375,195)	921,645

Financing activities:
Net increase (decrease) in repurchase arrangements and similar borrowings	410,893	(264,025)
Principal payments on borrowings secured by real estate	(105)	(101)
CMO borrowings:
Principal payments on securities	(60,975)	(532,030)
Decrease in accrued interest payable	(364)	(2,817)
Capital stock transactions	30,314	70
Dividends paid	(26,767)	(139,855)

Net cash provided by (used in) financing activities	352,996	(938,758)

Net change in cash and cash equivalents	6,840	1,218
Cash and cash equivalents at beginning of period	16,340	59,003

Cash and cash equivalents at end of period	$23,180	$60,221

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)

NOTE 1 — BUSINESS

Capstead Mortgage Corporation (together with its subsidiaries, “Capstead” or the “Company”) operates as a real estate investment trust (“REIT”) earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments primarily consist of, but are not limited to, financial assets, specifically residential adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae (collectively, “Agency Securities”). Capstead has also made limited investments in credit-sensitive commercial real estate-related assets, including the direct ownership of real estate. Management believes that such investments, when available at favorable prices and combined with the prudent use of leverage, can produce attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates.

The earning capacity of Capstead’s financial asset portfolios is influenced by the overall size and composition of the portfolios, the relationship between short- and long-term interest rates (the “yield curve”) and the extent the Company continues to invest its liquidity in these portfolios. Although the Company has had success in recent quarters acquiring ARM securities at relatively attractive prices and runoff caused by mortgage prepayments has moderated from levels experienced in 2003, replacing investments lost to runoff remains a challenge to earnings generated by these portfolios. To the extent the proceeds of mortgage prepayments and other maturities are not reinvested or cannot be reinvested at rates of return on invested capital at least equal to the returns earned on previous investments, earnings and common dividends will likely decline.

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

The Company accounts for stock-based awards for employees and directors under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB25”). Under APB25 compensation cost for stock-based awards for employees and directors is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount to be paid to acquire the stock and is recognized in Other operating expense as the awards vest and restrictions lapse on a straight-line basis. The increase in total stock-based compensation expense if determined under the fair value-based methodology prescribed under Statement of Financial Accounting Standards No. 123 “Accounting for

Stock-based Compensation” (“SFAS 123”) would have been less than $10,000 for the quarter and six months ended June 30, 2004 and 2003, respectively, which would have had no effect on reported net income per common share for the periods presented.

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

	Quarter Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Numerator for basic net income per common share:
Net income	$11,815	$15,241	$24,169	$32,784
Less all preferred share dividends	(5,064)	(5,068)	(10,131)	(10,138)

Net income available to common stockholders	$6,751	$10,173	$14,038	$22,646

Weighted average common shares outstanding	15,237	13,978	14,752	13,957

Basic net income per common share	$0.44	$0.73	$0.95	$1.62

Numerator for diluted net income per common share:
Net income	$11,815	$15,241	$24,169	$32,784
Less dividends on Series B preferred shares	(4,983)	—	(9,966)	—

	$6,832	$15,241	$14,203	$32,784

Denominator for diluted net income per common share:
Weighted average common shares outstanding	15,237	13,978	14,752	13,957
Net effect of dilutive stock options	30	35	35	41
Net effect of dilutive preferred shares:
Series A	311	314	313	316
Series B	—	8,943	—	8,926

	15,578	23,270	15,100	23,240

Diluted net income per common share	$0.44	$0.65	$0.94	$1.41

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

The Company classifies its mortgage securities and similar investments by collateral type and interest rate characteristics. Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities consist of private mortgage pass-through securities originally formed prior to 1995 when the Company operated a mortgage conduit. These securities are backed by residential mortgage loans whereby the related credit risk of the underlying loans is either borne by AAA-rated private mortgage insurers or by the Company (“Non-agency Securities”). Included in Receivables and other assets as restricted cash at June 30, 2004 are $6.0 million in related special hazard (e.g. earthquake or mudslide-related losses) and bankruptcy reserve funds. Commercial mortgage securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower bond classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities (“CMBS”) held by the Company as of June 30, 2004 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. The maturity of mortgage securities is directly affected by the rate of principal prepayments on the underlying loans.

Fixed-rate investments have fixed rates of interest and initial expected weighted average lives of greater than five years. Adjustable-rate investments generally have interest rates that adjust at least annually to more current interest rates. For instance, mortgage loans underlying ARM securities either (i) adjust annually based on a specified margin over the one-year Constant Maturity U.S. Treasury Note Rate (“One-year CMT”), (ii) adjust semiannually based on a specified margin over the six-month London Interbank Offered Rate (“LIBOR”), or (iii) adjust monthly based on a specific margin over an index such as LIBOR or the Cost of Funds Index as published by the Eleventh District Federal Reserve Bank (“COFI”), subject to periodic and lifetime limits on the amount of such adjustments during any single interest rate adjustment period and over the life of the loan. CMBS held as of June 30, 2004 adjust monthly based on a specified margin over 30-day LIBOR. Mortgage securities and similar investments and the related average effective interest rates were as follows (dollars in thousands):

					Average	Average
	Principal	Premiums		Carrying	Coupon	Effective
	Balance	(Discounts)	Basis	Amount (a)	Rate (b)	Rate(b)
June 30, 2004
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$46,010	$196	$46,206	$46,273	6.65%	5.98%
LIBOR/CMT ARMs	1,274,071	22,410	1,296,481	1,310,854	3.51	2.79
COFI ARMs	78,045	(2,257)	75,788	78,713	3.48	4.49
Ginnie Mae ARMs	985,198	10,033	995,231	993,768	4.05	3.17

	2,383,324	30,382	2,413,706	2,429,608	3.80	3.07

Non-agency Securities:
Fixed-rate	42,298	54	42,352	42,431	6.78	6.19
LIBOR/CMT ARMs	65,993	906	66,899	67,553	3.93	3.20

	108,291	960	109,251	109,984	5.04	4.37
CMBS	73,069	3	73,072	73,070	2.24	2.19

	$2,564,684	$31,345	$2,596,029	$2,612,662	3.80	3.10

December 31, 2003
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$2,072	$12	$2,084	$2,160	10.00%	9.38%
LIBOR/CMT ARMs	1,050,761	15,626	1,066,387	1,084,492	3.67	3.60
COFI ARMs	90,669	(2,623)	88,046	91,566	3.57	4.84
Ginnie Mae ARMs	726,876	7,830	734,706	739,987	4.27	4.10

	1,870,378	20,845	1,891,223	1,918,205	3.90	3.88

Non-agency Securities:
Fixed-rate	118,638	174	118,812	118,812	6.66	6.25
LIBOR/CMT ARMs	81,425	1,293	82,718	83,724	4.42	3.64

	200,063	1,467	201,530	202,536	5.75	4.63
CMBS	74,376	(9)	74,367	74,376	2.21	2.83
Commercial loans	—	—	—	—	—	8.40

	$2,144,817	$22,303	$2,167,120	$2,195,117	4.02	3.97

(a)	Includes unrealized gains and losses for securities classified as available-for-sale, if applicable (see NOTE 10).

(b)	Average Coupon Rate is presented net of servicing and other fees as of the indicated balance sheet date. Average Effective Rate is presented for the quarter then ended, calculated including the amortization of mortgage insurance costs on Non-agency Securities and investment premiums (discounts) and excluding unrealized gains and losses.

NOTE 5 — CMO COLLATERAL AND INVESTMENTS

CMO collateral consists of Non-agency Securities and related accrued interest, pledged to secure CMO borrowings (“Pledged CMO Collateral”). All principal and interest on Non-agency Securities is remitted directly to collection accounts maintained by a trustee and is available for the payment of principal and interest on CMO borrowings. The components of CMO collateral and investments were as follows (in thousands):

	June 30, 2004	December 31, 2003
Pledged CMO Collateral:
Pledged Non-agency Securities	$103,448	$164,891
Accrued interest receivable	697	1,085

	104,145	165,976
Unamortized premium	1,166	1,595

	$105,311	$167,571

Credit risk associated with Pledged CMO Collateral is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. The weighted average yield for Pledged CMO Collateral and investments was 6.46% during the quarter ended June 30, 2004.

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

The Properties were acquired pursuant to purchase agreements initially negotiated and executed by an affiliate of Brookdale Living Communities, Inc. (collectively with its subsidiaries, “Brookdale”) and subsequently assigned to Capstead. Concurrent with the acquisition, the Company entered into a long-term “net-lease” arrangement with Brookdale, under which Brookdale is responsible for the ongoing operation and management of the Properties. Brookdale, an owner, operator, developer and manager of senior living facilities, is a majority-owned affiliate of Fortress Investment Group, LLC which, together with its affiliates, is referred to as Fortress. Until July 2003 Fortress was affiliated with the Company (see NOTE 14).

The lease arrangement consists of a master lease covering all of the Properties and individual property-level leases (referred to collectively as the “Lease”). The Lease has an initial term of 20 years and provides for two 10-year renewal periods. Beginning May 1, 2007, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value or Capstead’s original cost, after certain adjustments. After an initial three-month rent concession period, Brookdale is responsible for paying all expenses associated with the operation of the Properties, including real estate taxes, other governmental charges, insurance, utilities and maintenance, and an amount representing an attractive cash return on Capstead’s equity in the Properties after payment of monthly debt service subject to annual increases based upon increases (capped at 3%) in the Core Consumer Price Index. Because under the terms of the Lease, Brookdale is responsible for changes in related debt service requirements, earnings from this investment are generally not affected by changes in interest rates. Included in Receivables and other assets at June 30, 2004 are $3.0 million in unamortized rent abatements and $1.2 million of other rent receivables due from Brookdale.

Carrying amounts of the Properties were as follows (in thousands):

	June 30, 2004	December 31, 2003
Land	$16,450	$16,450
Buildings	119,550	119,550
Equipment and fixtures	3,600	3,600

	139,600	139,600
Accumulated depreciation	(8,041)	(6,186)

	$131,559	$133,414

NOTE 7 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS

Capstead borrows under uncommitted repurchase arrangements with only well-established investment banking firms. Repurchase arrangements pursuant to which the Company pledges Agency and Non-agency Securities as collateral generally have maturities of less than 31 days, although during the second quarter of 2004 the Company extended maturities for up to two years on $308 million of its borrowings related to the Company’s modest position in fixed-rate securities and certain longer-to-reset ARM securities. Repurchase arrangements with CMBS pledged as collateral generally have longer initial maturities and may feature renewal options. The terms and conditions of repurchase arrangements and similar borrowings are negotiated on a transaction-by-transaction basis. Repurchase arrangements and similar borrowings and related weighted average interest rates, classified by type of collateral and maturities, were as follows for the dates indicated (dollars in thousands):

	June 30, 2004		December 31, 2003
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate
Repurchase arrangements:
Agency Securities (less than 31 days)	$1,923,031	1.19%	$1,735,027	1.09%
Agency Securities (greater than 1 year)	308,463	2.20	—	—
Non-agency Securities (less than 31 days)	85,937	1.69	170,205	1.57
CMBS (less than 31 days)	20,300	1.44	20,300	1.36
CMBS (greater than 90 days)	48,340	1.35	49,646	1.34

	$2,386,071	1.34	$1,975,178	1.14

NOTE 8 — CMO BORROWINGS

Each series of CMOs issued consists of various classes of bonds, most of which have fixed rates of interest. Interest is payable monthly at specified rates for all classes. The components of CMOs along with selected other information were as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
CMOs	$103,030	$164,388
Accrued interest payable	574	938

Total obligation	103,604	165,326
Unamortized premium	1,071	1,481

	$104,675	$166,807

Range of average interest rates	1.66% to 9.51%	1.50% to 9.42%
Range of stated maturities	2025 to 2030	2025 to 2030
Number of series	6	6

Typically, principal payments on each series are made to each class in the order of their stated maturities so that no payment of principal is made on any class of bonds until all classes having an earlier stated maturity have been paid in full. The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption provided that certain requirements specified in the related indenture have been met (referred to as “Clean-up Calls”); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The weighted average effective interest rate for all CMOs was 5.74% during the quarter ended June 30, 2004.

NOTE 9 — BORROWINGS SECURED BY REAL ESTATE

The components of borrowings secured by real estate and related weighted average interest rates (calculated including bond issue cost amortization) for the dates indicated were as follows (dollars in thousands):

	June 30, 2004		December 31, 2003
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate
Mortgage borrowings	$19,260	7.92%	$19,365	7.92%
Tax-exempt bonds	100,841	2.84	100,841	2.54

	$120,101	3.65	$120,206	3.40

Mortgage borrowings consist of a fixed-rate mortgage secured by one senior living facility that matures in 2009. The tax-exempt bonds are credit-enhanced by Fannie Mae and secured by mortgages on the remaining five senior living facilities. Interest rates on the bonds adjust weekly based on the Bond Market Association Municipal Swap Index (“BMA Index”). Interest rate cap agreements with notional amounts aggregating $100.8 million, five-year terms and cap rates equal to a 6% BMA Index are held to provide funds to pay interest on the bonds in excess of a 6% BMA Index, should that occur. The interest rate cap agreements were valued at $139,000 at June 30, 2004 and included in Receivables and other assets. Monthly principal and interest rate cap reserve fund payments are made to the trustee for the eventual retirement of the bonds by 2032 and the purchase of new cap agreements in 2007.

In connection with the issuance of new tax-exempt bonds in November 2002, Capstead placed into escrow with the trustee reserves for repairs and replacements totaling $2.9 million. During 2003, the trustee released $1.5 million of these funds. Another $6.1 million is held by the trustee in connection with Capstead posting a $6.0 million letter of credit from a rated financial institution to collateralize certain of the bonds. These funds, along with $2.0 million of principal and interest rate cap reserve funds, are included in Receivables and other assets as restricted cash. Also included in Receivables and other assets are $3.0 million in bond issue costs.

The weighted average effective interest rate for all borrowings secured by real estate (calculated including bond issue cost amortization) was 3.54% for the quarter ended June 30, 2004.

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

Fair value disclosures for available-for-sale debt securities were as follows (in thousands):

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
As of June 30, 2004
Agency Securities:
Fixed-rate	$743	$67	$—	$810
ARMs	2,367,500	20,020	4,185	2,383,335

	2,368,243	20,087	4,185	2,384,145
Non-agency Securities:
Fixed-rate	1,061	79	—	1,140
ARMs	48,653	668	14	49,307

	49,714	747	14	50,447
CMBS	73,072	10	12	73,070
CMO collateral and investments	13,312	418	—	13,730

	$2,504,341	$21,262	$4,211	$2,521,392

As of December 31, 2003
Agency Securities:
Fixed-rate	$827	$76	$—	$903
ARMs	1,889,139	27,159	253	1,916,045

	1,889,966	27,235	253	1,916,948
Non-agency Securities	58,613	1,009	3	59,619
CMBS	74,367	24	15	74,376
CMO collateral and investments	16,440	499	—	16,939

	$2,039,386	$28,767	$271	$2,067,882

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Agency Securities and Non-agency Securities. Fair value disclosures for held-to-maturity debt securities were as follows (in thousands):

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
As of June 30, 2004
Released CMO Collateral:
Agency Securities — fixed-rate	$45,463	$2,051	$—	$47,514
Non-agency Securities:
Fixed-rate	41,291	1,330	—	42,621
ARMs	18,246	106	219	18,133

	105,000	3,487	219	108,268
Pledged CMO Collateral	91,581	186	—	91,767

	$196,581	$3,673	$219	$200,035

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
As of December 31, 2003
Released CMO Collateral:
Agency Securities — fixed-rate	$1,257	$113	$—	$1,370
Non-agency Securities
Fixed-rate	118,812	4,310	—	123,122
ARMs	24,105	135	365	23,875

	144,174	4,558	365	148,367
Pledged CMO Collateral	150,632	224	—	150,856

	$294,806	$4,782	$365	$299,223

Sales of released CMO collateral classified as held-to-maturity occasionally occur provided the collateral has paid down to within 10% of its original issuance amounts. Dispositions of debt securities were as follows (in thousands):

	Quarter Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Sale of securities held available-for-sale:
Amortized cost	$—	$22,208	$—	$50,748
Gain	—	818	—	1,831
Sale of released CMO collateral held-to-maturity:
Amortized cost	—	18,763	—	22,770
Gain	—	681	—	810

NOTE 11 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is net income plus other comprehensive loss, which, for the periods presented, consists primarily of the change in unrealized gain on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (loss) (in thousands):

	Quarter Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net income	$11,815	$15,241	$24,169	$32,784

Other comprehensive income (loss):
Unrealized gain on Derivatives held as cash flow hedges:
Change in unrealized gain during period	(50)	(224)	(178)	(269)
Reclassification adjustment for amounts included in net income	(30)	(10)	(81)	(37)

	(80)	(234)	(259)	(306)
Unrealized gain on debt securities:
Change in unrealized gain during period	(14,117)	(1,746)	(11,445)	(1,938)
Reclassification adjustment for gain included in net income	—	(818)	—	(1,831)

Other comprehensive loss	(14,197)	(2,798)	(11,704)	(4,075)

Comprehensive income (loss)	$(2,382)	$12,443	$12,465	$28,709

NOTE 12 — RESULTS OF CAPITAL RAISING ACTIVITY

Between February 2 and June 30, 2004, the Company sold 2,019,400 common shares into the open market on a limited basis and such sales resumed during the third quarter. As of quarter-end, Capstead raised nearly $30 million of new common equity with these sales at an average price of $14.80 per share, after expenses. The proceeds from these issuances have been invested in attractively-priced ARM securities.

NOTE 13 — NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and weighted average interest rates pertaining to the Company’s investments in financial assets (excludes investments in real estate and related borrowings) (dollars in thousands):

	Quarter Ended June 30
	2004		2003
		Average		Average
	Amount	Rate	Amount	Rate
Interest income:
Mortgage securities and other investments	$19,279	3.10%	$21,648	4.06%
CMO collateral and investments	1,866	6.46	10,122	6.19

Total interest income	21,145		31,770

Interest expense:
Repurchase arrangements and similar borrowings	6,967	1.20	6,454	1.30
CMO borrowings	1,659	5.74	10,010	6.08

Total interest expense	8,626		16,464

	$12,519		$15,306

	Six Months Ended June 30
	2004		2003
	Amount	Average	Amount	Average
Interest income:
Mortgage securities and similar investments	$38,716	3.25%	$46,785	4.21%
CMO collateral and investments	4,372	6.55	25,090	6.33

Total interest income	43,088		71,875

Interest expense:
Repurchase arrangements and similar borrowings	12,797	1.16	13,673	1.32
CMOs borrowings	3,952	5.93	25,349	6.39

Total interest expense	16,749		39,022

	$26,339		$32,853

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

	Quarter Ended June 30, 2004
	Rate*	Volume*	Total
Interest income:
Mortgage securities and similar investments	$(5,600)	$3,231	$(2,369)
CMO collateral and investments	419	(8,675)	(8,256)

Total interest income	(5,181)	(5,444)	(10,625)

Interest expense:
Repurchase arrangements and similar borrowings	(528)	1,041	513
CMOs	(520)	(7,831)	(8,351)

Total interest expense	(1,048)	(6,790)	(7,838)

	$(4,133)	$1,346	$(2,787)

	Six Months Ended June 30, 2004
	Rate*	Volume*	Total
Interest income:
Mortgage securities and similar investments	$(11,213)	$3,144	$(8,069)
CMO collateral and investments	858	(21,576)	(20,718)

Total interest income	(10,355)	(18,432)	(28,787)

Interest expense:
Repurchase arrangements and similar borrowings	(1,765)	889	(876)
CMOs	(1,721)	(19,676)	(21,397)

Total interest expense	(3,486)	(18,787)	(22,273)

	$(6,869)	$355	$(6,514)

*	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE 14 — TRANSACTIONS WITH FORMER AFFILIATES

Pursuant to a management contract entered into in April 2000, Fortress provided the services of its chairman to serve as Capstead’s chairman and chief executive and of other individuals as necessary to perform support services for him. In July 2003, Fortress’ chairman resigned from his positions with Capstead and the management contract with Fortress was terminated. Under the terms of the contract, Fortress was entitled to a $375,000 base annual fee and participated with management and employees in an incentive fee program based on the Company’s expected performance against predetermined benchmarks established by members of the Board of Directors independent of Fortress. Included in Other operating expense is $93,750 and $187,500 of base fees paid to Fortress for services rendered during the quarter and six months ended June 30, 2003, respectively. See NOTE 6 for information regarding Fortress’ involvement through its affiliate Brookdale in the acquisition and long-term leasing of senior living facilities acquired by Capstead in May 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

Capstead Mortgage Corporation (“Capstead” or the “Company”) operates as a real estate investment trust (“REIT”) earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments primarily consist of, but are not limited to, residential adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae (collectively, “Agency Securities”). Capstead has also made limited investments in credit-sensitive commercial real estate-related assets, including the direct ownership of real estate. Management believes that such investments, when available at favorable prices and combined with the prudent use of leverage, can produce attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates.

The size and composition of the Company’s investment portfolios depend on the investment strategies being implemented by management and market conditions being experienced by the Company, including the relationship between short- and long-term interest rates (the “yield curve”), levels of mortgage prepayments and the availability of attractively priced investments. During the latter half of 2003, Capstead acquired sufficient ARM securities at relatively attractive prices to more than offset portfolio runoff for the first time in several years. This trend continued during the first six months of 2004 such that the Company was successful in growing the mortgage securities and similar investments portfolio by over $400 million since year end to $2.6 billion at June 30, 2004. The Company intends to continue pursuing the acquisition of attractively priced ARM securities, while also investigating other real estate-related opportunities.

On June 30, 2004, in response to current growth prospects for the United States economy, the Federal Reserve Open Market Committee (the “Federal Reserve”) raised the Federal Funds Rate 25 basis points in the first of a series of expected moves to increase short-term interest rates. Higher short-term interest rates will increase the Company’s borrowing costs, thereby reducing financing spreads (the difference between the yields earned on these investments and the rates charged on related borrowings). Although the effects of rising borrowing costs on financing spreads can eventually be mitigated by ARM security yield increases, interest rates on the Company’s borrowings rise (and fall) almost immediately while ARM security yields change slowly by comparison because the coupon interest rates on the underlying loans reset only once or twice a year and the amount of each reset can be limited or capped. Consequently, as increasing short-term interest rates reduce current financing spreads, earnings and dividends will decline in the immediately ensuing quarters before the benefits of ARM security yield increases are fully realized.

Results of Capital Raising Activity

Between February 2 and June 30, 2004, the Company sold 2,019,400 common shares into the open market on a limited basis and such sales resumed during the third quarter. As of quarter-end, Capstead raised nearly $30 million of new common equity with these sales at an average price of $14.80 per share, after expenses. The proceeds from these issuances have been invested in attractively-priced ARM securities.

Risk Factors and Critical Accounting Policies

Under the captions “Effects of Interest Changes,” “Risks Associated with Credit-Sensitive Investments,” “Risks Associated with Owning Real Estate,” “Investment Company Act of 1940” and “Critical Accounting Policies” are discussions of risk factors and critical accounting policies affecting Capstead’s financial condition and results of operations that are an integral part of this discussion and analysis. Readers are strongly urged to consider the potential impact of these factors and accounting policies on the company while reading this document.

Mortgage Securities and Similar Investments

As of June 30, 2004, the mortgage securities and similar investments portfolio consisted primarily of ARM Agency Securities. Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or by the Company (“Non-agency Securities”). Commercial mortgage-backed securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities (“CMBS”) held by the Company at June 30, 2004 are adjustable-rate mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors.

Mortgage securities held by Capstead are financed under repurchase arrangements with investment banking firms pursuant to which specific securities are pledged as collateral. Should the Company acquire financial assets that are not mortgage-backed securities, similar financing arrangements with other parties, such as commercial banks, may be employed (see “Liquidity and Capital Resources”).

The Company’s mortgage securities and similar investments portfolio rose during the first six months of 2004 to $2.6 billion from $2.2 billion at December 31, 2003, representing the fourth straight quarter of portfolio growth after several years of declines. Acquisitions during the quarter and six months ended June 30, 2004 totaled $410 million and $770 million, respectively, consisting almost exclusively of ARM Agency Securities. Runoff caused by mortgage prepayments remains a challenge to earnings generated by the Company’s mortgage securities. Runoff during the second quarter totaled $202 million, higher than the $148 million experienced during the first quarter of 2004 but less than the $225 million incurred during the fourth quarter of 2003. Runoff was higher during the second quarter in part due to higher portfolio balances, but also reflecting higher levels of mortgage prepayments in recent months, due largely to a brief drop in mortgage interest rates late in the first quarter. These lower rates provided homeowners, who for the first time in several years are facing higher resets on their ARM loans, another opportunity to refinance into fixed-rate mortgages at interest rates near the historically low levels experienced in 2003.

Although the Company has had continued success subsequent to quarter-end acquiring additional ARM securities such that it expects further portfolio growth during the third quarter of 2004, there can be no assurance that attractively priced ARM securities will continue to be available. To the extent the proceeds of mortgage prepayments and other maturities are not reinvested or cannot be reinvested at rates of return on invested capital at least equal to the returns earned on previous investments, earnings and common dividends will likely decline. The future size and composition of the Company’s investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability of attractively priced investments.

The following yield and cost analysis illustrates results achieved during the second quarter of 2004 for components of the mortgage securities and similar investments portfolio and anticipated third quarter 2004 asset yields and borrowing rates based on interest rates in effect on July 22, 2004 (the date second quarter 2004 results were released) (dollars in thousands):

	2nd Quarter Average (a)			As of June 30, 2004
						Projected	Lifetime
		Actual	Actual	Premiums		3rd Quarter	Runoff
	Basis	Yield/Cost	Runoff	(Discounts)	Basis(a)	Yield/Cost(b)	Assumptions
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$51,106	5.98%	50%	$196	$46,206	6.16%	39%
ARMs:
LIBOR/CMT	1,254,152	2.79	29	22,410	1,296,481	2.76	28
COFI	79,628	4.49	28	(2,257)	75,788	4.36	27
Ginnie Mae ARMs	905,310	3.17	28	10,033	995,231	3.11	29

	2,290,196	3.07	29	30,382	2,413,706	3.02	28

Non-agency Securities:
Fixed-rate	45,333	6.19	42	54	42,352	6.38	38
ARMs	69,981	3.20	27	906	66,899	3.60	37

	115,314	4.37	34	960	109,251	4.67	37
CMBS	73,135	2.19	1	3	73,072	2.74	1

	2,478,645	3.10	29	$31,345	2,596,029	3.08	28

Related borrowings:
< 90 day maturities	2,089,917	1.10			2,077,608	1.49
> 90 day maturities	204,059	2.20			308,463	2.20

	2,293,976	1.20			2,386,071	1.58

Capital employed/ financing spread	$184,669	1.90			$209,958	1.50

Return on assets (c)		1.98				1.60

(a)	Basis represents the Company’s investment before unrealized gains and losses. Actual asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b)	Projected annualized yields for the third quarter of 2004 reflect ARM coupon resets and lifetime runoff assumptions as adjusted for expected prepayments for this quarter only, as of July 22, 2004. Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) ARM coupon resets, (iii) actual prepayments and (iv) any changes in lifetime runoff assumptions. Interest rates on borrowings with less than 90 day maturities reflect expectations for 25 basis point increases in the Federal Funds Rate on August 10 and September 21, 2004.

(c)	Return on assets is calculated on an annualized basis assuming the use of the Company’s liquidity to reduce borrowing costs (see “Utilization of Capital and Potential Liquidity”).

Financing spreads declined 41 basis points during the second quarter of 2004 to 1.90%, attributable to both lower portfolio yields and higher borrowing costs. The overall yield earned on the portfolio averaged 3.10% during the second quarter, compared to an average yield of 3.42% earned during the prior quarter. Yields on ARM securities are affected by levels of mortgage prepayments and, more importantly, fluctuate as coupon interest rates on the underlying mortgage loans reset to reflect current interest rates. Current quarter yields reflect the effects of relatively high mortgage prepayments and the trend of downward resets in coupon interest rates experienced the last several years. However, because of the higher current interest rate environment, coupon interest rates are expected to begin trending higher resulting in improving yields from this portfolio in the coming quarters. For example, if interest rates remain at rates in effect July 22, 2004, the average yield on the portfolio could increase approximately 46 basis points by the second quarter of 2005. Actual yields will depend on portfolio composition as well as fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments.

Average rates on borrowings secured by mortgage securities and similar investments increased nine basis points to 1.20% during the second quarter of 2004 compared to the previous quarter and are expected to increase further in future quarters. On June 30, 2004 the Federal Reserve raised the Federal Funds Rate 25 basis points in the first of a series of expected moves to increase short-term interest rates in response to current growth expectations for the United States economy. Although the Company primarily uses 30-day repurchase arrangements to finance its mortgage investments, early in the second quarter the Company extended maturities for up to two years on $308 million of its borrowings related to the Company’s modest position in fixed-rate securities and certain longer-to-reset ARM securities. By doing so the Company effectively locked in attractive financing spreads over the expected fixed-rate terms of these investments. Interest rates on the rest of the Company’s short-term borrowings remain largely dependent on actions by the Federal Reserve to change short-term interest rates, market expectations of future changes in short-term interest rates and the extent of changes in financial market liquidity.

CMO Collateral and Investments

Since exiting the residential mortgage loan conduit business in 1995, Capstead has maintained finance subsidiaries with capacity to issue CMOs and other securitizations backed by residential mortgage loans. The last CMO issued by the Company was in 2000 and the Company does not currently anticipate issuing additional CMOs. In recent years, the Company has exercised its right to redeem previously issued CMOs (referred to as “Clean-up Calls”) selling some of the released collateral and holding the rest for investment. As of June 30, 2004, the Company holds Clean-up Call rights on only one of its six remaining CMOs. Consequently, additional significant gains from CMO redemptions are not expected to occur. CMO collateral and investments, net of related bonds, was $636,000 at June 30, 2004, compared to $764,000 at December 31, 2003. Without the issuance of CMOs in which the Company retains residual interests, or the acquisition of other CMO investments, this portfolio is not expected to contribute significantly to operating results in future periods.

Real Estate Held For Lease

In May 2002 Capstead acquired six “independent” senior living properties (wherein the operator of the facility provides most of the tenants little, if any, medical care) (the “Properties”). Concurrent with the acquisition of the Properties, the Company entered into a long-term “net-lease” arrangement (the “Lease”) with Brookdale Living Communities, Inc., (“Brookdale”), under which Brookdale is responsible for the ongoing operation and management of the Properties. Brookdale, an owner, operator, developer and manager of senior living facilities, is a majority-owned affiliate of Fortress Investment Group, LLC, which, together with its affiliates is referred to as Fortress. Until July 2003 Fortress was affiliated with Capstead (see NOTE 14 to the accompanying financial statements). The following table summarizes information about the Properties:

				Year
Property	Location	Units (a)	Occupancy (b)	Opened
Chambrel at Roswell	Roswell, GA	280 (256 IL; 24 AL)	96.8%	1987
Chambrel at Pinecastle	Ocala, FL	161 (120 IL; 41 AL)	96.9	1987
Chambrel at Island Lake	Longwood, FL	269 (229 IL; 40 AL)	97.4	1985
Chambrel at Montrose	Akron, OH	168 (136 IL; 32 AL)	99.4	1987
Chambrel at Williamsburg	Williamsburg, VA	255 (200 IL; 55 AL)	98.8	1987
Chambrel at Club Hill	Garland, TX	260 (192 IL; 68 AL)	90.0	1987

Total		1,393 (1,133 IL; 260 AL)	96.3

(a)	IL refers to independent living units. AL refers to assisted living units.

(b)	As of June 30, 2004.

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

Book Value per Common Share

As of June 30, 2004, the Company’s book value per common share was $6.88, an increase of $0.21 from December 31, 2003. Increases in book value from raising common equity capital at prices in excess of book value more than offset the effects of (i) declines in the aggregate unrealized gain on the Company’s mortgage securities and similar investments portfolio because of portfolio runoff and higher prevailing interest rates; and (ii) dividend payments in excess of GAAP net income. Common stock issuances contributed $1.04 per share to book value while declines in the aggregate unrealized gain on the Company’s investments (most of which are debt securities carried at fair value with changes in fair value reflected in stockholders’ equity) and other elements of Accumulated other comprehensive income lowered book value by $0.72 per share. Dividend payments in excess of GAAP net income, which results primarily because the Company currently distributes all cash flow from its net-leased real estate, ignoring non-cash depreciation charges, lowered book value by $0.11 per share.

The unrealized gain on the Company’s mortgage securities and similar investments portfolio can be expected to fluctuate with changes in portfolio size and composition as well as changes in interest rates and market liquidity, and such changes will largely be reflected in book value per common share. Book value will also be affected by other factors, including capital stock transactions and the level of dividend distributions relative to quarterly net income; however, temporary changes in fair values of investments not carried at fair value on the Company’s balance sheet generally will not affect book value.

Utilization of Capital and Potential Liquidity

The Company generally finances its mortgage securities and similar investments with well-established investment banking firms using repurchase arrangements and similar borrowings. Assuming potential liquidity is available, these borrowings can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. CMO collateral is pledged to secure CMO bonds. Similarly, real estate held for lease and related assets are pledged to secure long-term borrowings. Although Capstead has no responsibility for CMO bonds or borrowings secured by real estate beyond these assets, neither do they represent a potential source of liquidity through further borrowings. Potential liquidity is affected by, among other things, changes in market value of assets pledged under borrowing arrangements, principal prepayments and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of financial leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolios (see “Liquidity and Capital Resources”).

The following table illustrates Capstead’s utilization of capital and potential liquidity as of June 30, 2004 in comparison with December 31, 2003 (in thousands):

			Capital	Potential
	Assets (a)	Borrowings	Employed	Liquidity (a)
Mortgage securities and similar investments:
Agency Securities	$2,429,608	$2,231,494	$198,114	$130,255
Non-agency Securities	109,984	85,937	24,047	17,207
CMBS	73,070	68,640	4,430	419

	2,612,662	2,386,071	226,591	147,881
CMO collateral and investments	105,311	104,675	636	—
Real estate held for lease	131,559	120,101	11,458	—

	$2,849,532	$2,610,847	238,685	147,881

Other assets, net of other liabilities			63,256	24,329	(b)
Second quarter common dividend			(7,994)	(7,994)	(c)
Liquidity reserves for funding principal payments and margin calls			—	(131,000)

			$293,947	$33,216

Balances as of December 31, 2003	$2,496,102	$2,262,191	$277,038	$44,999

(a)	Assets are stated at carrying amounts on the Company’s balance sheet. Potential liquidity is based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of June 30, 2004, adjusted separately for liquidity reserves.

(b)	Represents unrestricted cash and cash equivalents and proceeds of stock issuances that settled in early July.

(c)	The second quarter 2004 common dividend was declared June 10, 2004 and paid July 21, 2004 to stockholders of record as of June 30, 2004.

Since year-end, Capstead has invested proceeds from portfolio runoff and capital raising activities, and a portion of its remaining potential liquidity, into additional ARM securities. With the resulting growth of the mortgage securities and similar investments portfolio, required liquidity reserves have increased correspondingly from $115 million at December 31, 2003 to $131 million at June 30, 2004. Liquidity reserves reflect management’s determination, as of the balance sheet date, of the level of capital necessary to hold in reserve to fund margin calls (requirements to pledge additional collateral or pay down borrowings) required by principal payments (that are not remitted to the Company for 25 to 45 days after any given month-end) and potential declines in market value of pledged assets under stressed market conditions.

RESULTS OF OPERATIONS

Comparative net operating results (interest income or lease revenue, net of related interest expense and, in the case of CMO administration, related direct and indirect operating expense) by source were as follows (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Mortgage securities and similar investments:
Agency Securities	$11,156	$13,195	$22,829	$28,981
Non-agency Securities	927	1,029	2,628	2,074
CMBS and other commercial loans	180	903	362	1,917
CMO collateral and investments	189	80	406	(327)

Net margin on financial assets	12,452	15,207	26,225	32,645

Real estate held for lease:
Lease revenue net of related interest expense	1,373	1,442	2,813	2,871
Real estate depreciation	(927)	(927)	(1,854)	(1,854)

Net margin on real estate held for lease	446	515	959	1,017

Other revenue (expense):
Gain on asset sales and CMO redemptions	—	1,392	—	3,140
CMO administration and other	249	181	316	401
Incentive fee payable to former affiliate	—	(197)	—	(500)
Other operating expense	(1,332)	(1,857)	(3,331)	(3,919)

Total other revenue (expense)	(1,083)	(481)	(3,015)	(878)

Net income	11,815	15,241	24,169	32,784
Less cash dividends on preferred shares	(5,064)	(5,068)	(10,131)	(10,138)

Net income available to common stockholders	$6,751	$10,173	$14,038	$22,646

Operating income *	$7,759	$9,793	$16,057	$21,533

Weighted average shares outstanding:
Basic	15,237	13,978	14,752	13,957
Diluted	15,578	23,270	15,100	23,240
Operating *	15,578	14,327	15,100	14,313
Net income per common share:
Basic	$0.44	$0.73	$0.95	$1.62
Diluted	0.44	0.65	0.94	1.41
Operating *	0.50	0.68	1.06	1.50

*	Capstead reports operating income per common share (a non-GAAP financial measure calculated excluding depreciation on real estate, any gain on asset sales and CMO redemptions, and the dilutive effects, if present, of the Series B preferred shares) under the belief it provides investors with a useful supplemental measure of the Company’s operating performance. Operating income represents a measure of the amount of funds generated by operations, which may, at the discretion of Capstead’s Board of Directors, be used for reinvestment or distributed to common stockholders as dividends. Depreciation on real estate, although an expense deductible for federal income tax purposes and therefore an item that reduces Capstead’s REIT distribution requirements, is added back to arrive at operating income because it is a noncash expense. Gains are excluded because they are considered non-operating in nature and the amount and timing of any such gains are dependent upon investment strategies and market conditions. The Series B preferred shares are considered dilutive, for diluted net income per common share purposes only, whenever annualized basic net income per common share exceeds $2.18 (the Series B preferred share annualized dividend of $1.26 divided by the current conversion rate of 0.5776). Operating income per common share excludes the dilutive effects, if present, of the Series B preferred shares because it is not economically advantageous to convert these shares at market prices of both the common shares and Series B preferred shares.

The earning capacity of Capstead’s financial asset portfolios is influenced by the overall size and composition of the portfolios, the relationship between short- and long-term interest rates (the “yield curve”) and the extent the Company continues to invest its liquidity in these portfolios. Net margins on financial assets and related financing spreads benefited significantly the past several years from actions taken by the Federal Reserve, particularly during 2001, to lower short-term interest rates, which resulted in significantly lower interest rates on the Company’s borrowings even as lower interest rates also led to declining yields on the Company’s adjustable-rate assets and relatively high mortgage prepayment rates.

On June 30, 2004 the Federal Reserve began increasing short-term interest rates in response to current growth expectations for the United States economy. Because the majority of Capstead’s financial asset portfolios currently consist of ARM securities backed by mortgage loans with coupon interest rates that reset at least annually, management believes Capstead is positioned to withstand the anticipated higher interest rate environment, albeit at reduced financing spreads. Consequently, as increasing short-term interest rates reduce current financing spreads, earnings and dividends will decline in the immediately ensuing quarters before the benefits of ARM security yield increases are fully realized. See “Financial Condition — “Overview” and “Mortgage Securities and Similar Investments” for further discussion of the current operating environment and the Company’s goals regarding redeploying capital made available by portfolio runoff.

Agency Securities remained the primary contributor to operating results during the quarter and six months ended June 30, 2004; however, the impact of lower financing spreads was evident in the current quarter results, which were less than in the same periods in 2003 despite lower borrowing rates. Yields for this portfolio averaged 3.07% and 3.19% during the quarter and six months ended June 30, 2004 while borrowing rates averaged 1.19% and 1.13%, during the quarter and six months ended June 30, 2004, producing financing spreads of 1.88% and 2.06%. This compares with yields of 4.01% and 4.16% and borrowing rates of 1.25% and 1.27% for spreads of 2.76% and 2.89% during the same periods in 2003. The average outstanding Agency Securities portfolio was $2.3 billion and $2.1 billion during the quarter and six months ended June 30, 2004, compared to $1.9 billion and $2.0 billion during the same periods in 2003.

The Non-Agency Securities portfolio contribution to operating results during the quarter ended June 30, 2004 slightly lagged the prior year results primarily because of a lower outstanding portfolio. The portfolio declined with runoff and the securitization of $53 million of high coupon fixed-rate Non-Agency Securities with Fannie Mae in March 2004. On a year-to-date basis, this portfolio exceeded prior year primarily because of the benefits of additional securities made available from the redemption of CMOs during the latter part of 2003. The average outstanding portfolio was $115 million and $152 million during the quarter and six months ended June 30, 2004 compared to $131 million and $115 million during the same periods in 2003. The portfolio yielded 4.37% and 4.69% during the quarter and six months ended June 30, 2004, while borrowing rates averaged 1.44% and 1.49%, producing financing spreads of 2.93% and 3.20%. This compares with yields of 3.81% and 4.24% and borrowing rates of 1.48% and 1.45% for spreads of 2.33% and 2.79% during the same periods in 2003.

CMBS and other commercial loans contributed significantly less to operating results during the quarter and six months ended June 30, 2004 than in the same periods in 2003 due largely to payoffs during 2003 of several higher yielding investments. The average outstanding portfolio was $73 million during the quarter and six months ended June 30, 2004 compared to $110 million and $126 million during the same periods in 2003. The portfolio yielded 2.19% during the quarter and six months ended June 30, 2004 while borrowing rates averaged 1.30% and 1.29% producing financing spreads of 0.89% and 0.90%. This compares with yields of 5.12% and 4.87% and borrowing rates of 2.13% and 2.11% for spreads of 2.99% and 2.76% during the same periods in 2003.

The CMO collateral and investments portfolio has declined significantly the last several years primarily because of high prepayments on the underlying pledged CMO collateral and the exercise of Clean-up Calls in which the Company redeemed the related bonds and either sold the released CMO collateral for gains or transferred it into the Non-agency Securities portfolio to be held for investment.

Having redeemed over the past several years nearly all outstanding CMOs to which the Company holds the related Clean-up Call rights, Capstead has not realized any gain on asset sales and CMO redemptions during 2004.

CMO administration revenue continues to trend lower primarily because of a declining portfolio of CMOs for which the Company provides administrative services. As these CMOs continue to pay down or are redeemed, related fee income will decline further. Other revenue during the current quarter included a $100,000 recovery of a previously written-off mortgage loan.

Other operating expenses (including incentive fees payable to former affiliate) were lower during the quarter and six months ended June 30, 2004 than during the same periods in 2003 primarily because of lower current year accruals for incentive fees. These lower incentive fee accruals reflect current expectations for lower 2004 earnings due primarily to lower financing spreads and the effects on book value of declines in unrealized gains on mortgage securities.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on mortgage securities and similar investments. Other sources of funds include proceeds from other borrowing arrangements, proceeds from asset sales, unrestricted payments received on real estate held for lease and proceeds from equity offerings. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its capital. Because the level of these borrowings can be adjusted on a daily basis, the level of unrestricted cash and cash equivalents carried on the balance sheet is less important than the Company’s potential liquidity available under its borrowing arrangements. The table included under “Financial Condition — Utilization of Capital and Potential Liquidity” and accompanying discussion illustrates additional funds potentially available to the Company as of June 30, 2004, as adjusted for liquidity reserves. The Company currently believes that it has ample liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Borrowings under repurchase arrangements secured by Agency Securities and Non-agency Securities generally have maturities of less than 31 days, although from time to time the Company may enter into longer-term arrangements as it did on $308 million of these borrowings during the current quarter (see discussion above under “Mortgage Securities and Similar Investments”). Borrowings secured by Agency Securities and Non-agency Securities totaled $2.3 billion at June 30, 2004. Capstead has uncommitted repurchase facilities with investment banking firms to finance these investments, subject to certain conditions. Interest rates on these borrowings are generally based on 30-day London Interbank Offered Rate (“LIBOR”) (or a corresponding benchmark rate for longer-term arrangements) and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries.

Borrowings under repurchase arrangements with investment banking firms secured by CMBS more closely match the interest rate adjustment features of these investments such that the Company anticipates it can earn more consistent financing spreads and, as a result, experience less interest rate volatility than experienced with investments in Agency Securities. These borrowings, which generally have longer initial maturities than borrowings secured by Agency Securities and may feature renewal options, totaled $69 million at June 30, 2004. Should Capstead make significant additional investments in credit-sensitive assets, it may attempt to lessen interest rate volatility in a similar fashion or through the use of derivative financial instruments (“Derivatives”) such as interest rate swaps.

CMO borrowings totaled $105 million at June 30, 2004 and are secured by CMO collateral pledged to the related indentures. As such, recourse is limited to this collateral and therefore has a limited impact on Capstead’s liquidity and capital resources. Mortgage prepayments and Clean-up Calls affect the maturity of each CMO series.

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

Beginning in February 2004 the Company began selling common shares into the open market on a limited basis and such sales have resumed during the third quarter. The proceeds from future issuances, together with Capstead’s existing liquidity, are available to fund further acquisitions of ARM securities, if available at attractive prices, and increase the Company’s flexibility in pursuing real estate-related opportunities.

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

Capstead had the following estimated earnings sensitivity profile as of June 30, 2004 and December 31, 2003, respectively (dollars in thousands):

10-year
	30-day	U.S.
	LIBOR	Treasury
	Rate	Rate	Immediate Change In:*
30-day LIBOR rate			Flat	Up 1.00%	Up 1.00%	Up 2.00%
10-year U.S. Treasury rate			Down 1.00%	Flat	Up 1.00%	Up 2.00%
Projected 12-month earnings change:
June 30, 2004	1.37%	4.59%	$(1,606)	$(10,002)	$(9,713)	$(23,577)
December 31, 2003	1.12	4.25	(1,674)	(10,732)	(10,018)	(21,713)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no guarantee that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.

General Discussion of Effects of Interest Rate Changes

Changes in interest rates may affect Capstead’s earnings in various ways. Earnings currently depend, in part, on the difference between the interest received on mortgage securities and similar investments, and the interest paid on related borrowings, which are generally based on 30-day LIBOR. The resulting financing spread may be reduced or even turn negative in a rising short-term interest rate environment. Because the mortgage securities and similar investments portfolio consists primarily of ARM securities, the effects of rising short-term interest rates on borrowing costs can eventually be mitigated by increases in the rates of interest earned on the underlying ARM loans, which reset once or twice a year based on underlying indices, subject to periodic and lifetime limits, referred to as caps. The Company’s ARM securities featured the following average coupon rate, and average periodic and lifetime caps as of June 30, 2004 (dollars in thousands):

		Average	Average	Average
ARM Type	Basis *	Coupon Rate	Periodic Cap	Lifetime Cap
Agency Securities:
Fannie Mae/Freddie Mac	$1,372,269	3.51%	1.779%	11.021%
Ginnie Mae	995,231	4.05	1.000	10.148
Non-agency Securities	66,899	3.93	1.728	11.232

	$2,434,399	3.74	1.459	10.669

*	Basis represents the Company’s investment before unrealized gains and losses.

Since only a portion of the ARM loans underlying these securities reset each month subject to periodic and lifetime caps, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans, contributing to lower or even negative financing spreads. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively effect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected. The Company may extend maturity dates on a portion of its short-term borrowings (as it did during the current quarter) or invest in Derivatives from time to time as a hedge against rising interest rates. As of the filing date of this report, the Company does not own any Derivatives for this purpose.

Another effect of changes in interest rates is that as long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage securities and similar investments generally increases. During periods of relatively low interest rates, prolonged periods of high prepayments can significantly reduce the expected life of these investments; therefore, the actual yields realized can be lower due to faster amortization of premiums. Further, to the extent the proceeds of prepayments are not reinvested or cannot be reinvested at rates of return at least equal to the rates previously earned on that capital, earnings may be adversely affected. There can be no assurance that suitable investments at attractive pricing will be available on a timely basis to replace runoff as it occurs or that the current composition of investments (consisting primarily of ARM Agency Securities) will be maintained.

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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:

•	Amortization of Premiums and Discounts on Financial Assets and Borrowings — Premiums and discounts on financial assets and borrowings are recognized in earnings as adjustments to interest income or interest expense by the interest method over the estimated lives of the related assets or borrowings. For most of Capstead’s financial assets, estimates and judgments related to future levels of mortgage prepayments are critical to this determination (see “Effects of Interest Rate Changes”).

•	Fair Value and Impairment Accounting for Financial Assets — Most of Capstead’s mortgage securities and similar investments portfolio and a small portion of its CMO collateral and investments portfolio are classified as held available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of an individual asset below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge. Considerable judgment is required interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity (see “NOTE 10” to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets, “Risks of Interest Rate Changes” and “Risks Associated with Credit-Sensitive Investments”).

•	Depreciation and Impairment Accounting for Real Estate held for Lease — Real estate is carried on the Company’s balance sheet at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of buildings, equipment and fixtures. If a significant adverse event or change in circumstances occurs, management would assess if the values of the Company’s real estate properties have become impaired. If estimated operating cash flows (undiscounted and without interest charges) of a property over its remaining useful life are less than its net carrying value, the difference between net carrying value and fair value would be included in Other revenue (expense) as an impairment charge. Considerable judgment is required in determining useful lives of components of real estate properties and in estimating operating cash flows, particularly during periods of changing circumstances (see “Risks Associated with Owning Real Estate”).

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

COMPARISON OF OPERATING INCOME AND DILUTED INCOME PER SHARE

The following table compares the calculation of operating income and operating income per common share to net income and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended
	June 30, 2004		March 31, 2004		June 30, 2003
	Operating	Diluted	Operating	Diluted	Operating	Diluted
Net income	$11,815	$11,815	$12,354	$12,354	$15,241	$15,241
Adjustments for:
Depreciation on real estate	927	—	927	—	927	—
Gain on asset sales and CMO redemptions	—	—	—	—	(1,393)	—
Series B preferred dividends	(4,983)	(4,983)	(4,983)	(4,983)	(4,982)	—

	$7,759	$6,832	$8,298	$7,371	$9,793	$15,241

Weighted average common shares outstanding	15,237	15,237	14,267	14,267	13,978	13,978
Net effect of dilutive securities:
Preferred B shares	—	—	—	—	—	8,943
Stock options and other preferred shares	341	341	353	353	349	349

	15,578	15,578	14,620	14,620	14,327	23,270

	$0.50	$0.44	$0.57	$0.50	$0.68	$0.65

	Six Months Ended
	June 30, 2004		June 30, 2003
	Operating	Diluted	Operating	Diluted
Net income	$24,169	$24,169	$32,784	$32,784
Adjustments for:
Depreciation on real estate	1,854	—	1,854	—
Gain on asset sales and CMO redemptions	—	—	(3,140)	—
Series B preferred dividends	(9,966)	(9,966)	(9,965)	—

	$16,057	$14,203	$21,533	$32,784

Weighted average common shares outstanding	14,752	14,752	13,957	13,957
Net effect of dilutive securities:
Preferred B shares	—	—	—	8,927
Stock options and other preferred shares	348	348	356	356

	15,100	15,100	14,313	23,240

	$1.06	$0.94	$1.50	$1.41

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

PART II. — OTHER INFORMATION

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

CAPSTEAD MORTGAGE CORPORATION Registrant
Date: August 6, 2004	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: August 6, 2004	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Senior Vice President and Chief Financial Officer