Form 10-Q
period 2004-09-30
CAPSTEAD MORTGAGE CORP
filed 2004-11-01
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO   ☐

Indicate by check mark whether the Registrant is an m

     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	17,677,180 as of October 29, 2004

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

ITEM 1. FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)	(NOTE 2)
Assets
Mortgage securities and similar investments ($2.9 billion pledged under repurchase arrangements in 2004)	$3,033,099	$2,195,117
CMO collateral and investments	64,725	167,571

	3,097,824	2,362,688
Real estate held for lease, net of accumulated depreciation	130,632	133,414
Receivables and other assets	47,391	41,880
Cash and cash equivalents	8,096	16,340

	$3,283,943	$2,554,322

Liabilities
Repurchase arrangements and similar borrowings	$2,766,669	$1,975,178
Collateralized mortgage obligations (“CMOs”)	64,165	166,807
Borrowings secured by real estate	120,052	120,206
Common stock dividend payable	5,814	8,829
Accounts payable and accrued expenses	7,142	6,264

	2,963,842	2,277,284

Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 202 and 211 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively ($3,317 aggregate liquidation preference)	2,827	2,956
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at September 30, 2004 and December 31, 2003 ($180,025 aggregate liquidation preference)	176,705	176,707
Common stock - $0.01 par value; 100,000 shares authorized; 17,618 and 14,015 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	176	140
Paid-in capital	503,944	456,198
Accumulated deficit	(387,718)	(387,718)
Accumulated other comprehensive income	24,167	28,755

	320,101	277,038

	$3,283,943	$2,554,322

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Interest income:
Mortgage securities and similar investments	$20,321	$19,599	$59,037	$66,384
CMO collateral and investments	1,367	5,971	5,740	31,061

Total interest income	21,688	25,570	64,777	97,445

Interest and related expense:
Repurchase arrangements and similar borrowings	10,079	5,377	22,876	19,050
CMO borrowings	1,187	5,803	5,139	31,152
Mortgage insurance and other	60	93	175	301

Total interest and related expense	11,326	11,273	28,190	50,503

Net margin on financial assets	10,362	14,297	36,587	46,942

Real estate lease income	2,535	2,468	7,494	7,564

Real estate-related expense:
Interest	1,107	1,046	3,253	3,271
Depreciation	927	927	2,781	2,781

Total real estate-related expense	2,034	1,973	6,034	6,052

Net margin on real estate held for lease	501	495	1,460	1,512

Other revenue (expense):
Gain on asset sales and CMO redemptions	—	1,411	—	4,551
CMO administration and other	200	459	516	860
Incentive fee payable to former affiliate	—	—	—	(500)
Other operating expense	(1,576)	(1,883)	(4,907)	(5,802)

Total other revenue (expense)	(1,376)	(13)	(4,391)	(891)

Net income	$9,487	$14,779	$33,656	$47,563

Net income	$9,487	$14,779	$33,656	$47,563
Less cash dividends paid on preferred shares	(5,064)	(5,068)	(15,195)	(15,204)

Net income available to common stockholders	$4,423	$9,711	$18,461	$32,359

Net income per common share:
Basic	$0.27	$0.69	$1.20	$2.32
Diluted	0.27	0.63	1.19	2.04
Cash dividends declared per share:
Common	$0.330	$0.750	$1.360	$2.470
Series A Preferred	0.400	0.400	1.200	1.200
Series B Preferred	0.315	0.315	0.945	0.945

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30
	2004	2003
Operating activities:
Net income	$33,656	$47,563
Noncash items:
Amortization of discount and premium	10,071	9,185
Depreciation and other amortization	3,283	3,740
Recognition of rent abatement	128	58
Gain on asset sales and CMO redemptions	—	(4,551)
Change in incentive fee payable to former affiliate	—	(4,982)
Net change in receivables, other assets, accounts payable and accrued expenses	(419)	(2,406)

Net cash provided by operating activities	46,719	48,607

Investing activities:
Purchases of mortgage securities and similar investments	(1,474,723)	(235,028)
Principal collections on mortgage securities and similar investments	616,953	645,199
Proceeds from asset sales	—	123,543
CMO collateral:
Principal collections	101,372	594,113
Decrease in accrued interest receivable	636	3,382

Net cash provided by (used in) investing activities	(755,762)	1,131,209

Financing activities:
Net increase (decrease) in repurchase arrangements and similar borrowings	791,491	(151,267)
Principal payments on borrowings secured by real estate	(154)	(147)
CMO borrowings:
Principal payments on securities	(100,824)	(829,111)
Decrease in accrued interest payable	(603)	(4,487)
Capital stock transactions	50,714	70
Dividends paid	(39,825)	(155,852)

Net cash provided by (used in) financing activities	700,799	(1,140,794)

Net change in cash and cash equivalents	(8,244)	39,022
Cash and cash equivalents at beginning of period	16,340	59,003

Cash and cash equivalents at end of period	$8,096	$98,025

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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

The earning capacity of Capstead’s financial asset portfolios is influenced by the overall size and composition of the portfolios and the relationship between short- and long-term interest rates (the “yield curve”). With the flattening of the yield curve experienced thus far in 2004, primarily due to higher short-term interest rates, financing spreads (the difference between yields earned on these investments and rates charged on related borrowings) have declined from historically wide levels achieved the last several years when short-term interest rates were declining. Because the majority of the Company’s financial assets currently consist of ARM securities backed by mortgage loans with coupon interest rates that reset at least annually, management believes the Company is well positioned to withstand the currently anticipated higher interest rate environment.

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

The Company accounts for stock-based awards for employees and directors under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB25”). Under APB25 compensation cost for stock-based awards for employees and directors is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount to be paid to acquire the stock and is recognized in Other operating expense as the awards vest and restrictions lapse on a straight-line basis. The increase in total stock-based compensation expense if determined under the fair value-based methodology prescribed under Statement of Financial Accounting Standards No. 123 “Accounting for

Stock-based Compensation” (“SFAS 123”) would have been less than $10,000 for the quarter and nine months ended September 30, 2004 and 2003, respectively, which would have had no effect on reported net income per common share for the periods presented.

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

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Numerator for basic net income per common share:
Net income	$9,487	$14,779	$33,656	$47,563
Less all preferred share dividends	(5,064)	(5,068)	(15,195)	(15,204)

Net income available to common stockholders	$4,423	$9,711	$18,461	$32,359

Weighted average common shares outstanding	16,645	13,995	15,387	13,969
Basic net income per common share	$0.27	$0.69	$1.20	$2.32

Numerator for diluted net income per common share:
Net income	$9,487	$14,779	$33,656	$47,563
Less dividends on antidilutive preferred shares	(5,064)	—	(14,949)	—

	$4,423	$14,779	$18,707	$47,563

Denominator for diluted net income per common share:
Weighted average common shares outstanding	16,645	13,995	15,387	13,969
Net effect of dilutive securities:
Stock options	25	38	33	35
Series A preferred shares	—	315	309	316
Series B preferred shares	—	8,987	—	8,947

	16,670	23,335	15,729	23,267

Diluted net income per common share	$0.27	$0.63	$1.19	$2.04

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

The Company classifies its mortgage securities and similar investments by collateral type and interest rate characteristics. Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities consist of private mortgage pass-through securities originally formed prior to 1995 when the Company operated a mortgage conduit. These securities are backed by residential mortgage loans whereby the related credit risk of the underlying loans is either borne by AAA-rated private mortgage insurers or by the Company (“Non-agency Securities”). Included in Receivables and other assets as restricted cash at September 30, 2004 are $6.0 million in related special hazard (e.g. earthquake or mudslide-related losses) and bankruptcy reserve funds. Commercial mortgage securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower bond classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities (“CMBS”) held by the Company as of September 30, 2004 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. The maturity of mortgage securities is directly affected by the rate of principal prepayments on the underlying loans.

Fixed-rate investments generally are mortgage securities backed by mortgage loans that have fixed rates of interest over the life of the loans. Adjustable-rate investments generally are mortgage securities backed by mortgage loans that have interest rates that adjust at least annually to more current interest rates (“current-reset ARM securities”) or begin doing so after an initial fixed-rate period (“longer-to-reset ARM securities”). Mortgage loans underlying current-reset ARM securities either (i) adjust annually based on a specified margin over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London Interbank Offered Rate (“LIBOR”), (ii) adjust semiannually based on a specified margin over six-month LIBOR, or (iii) adjust monthly based on a specific margin over an index such as LIBOR or the Eleventh District Federal Reserve Bank Cost of Funds Index (“COFI”), subject to periodic and lifetime limits on the amount of such adjustments during any single interest rate adjustment period and over the life of the loan. Mortgage loans underlying longer-to-reset ARM securities have initial fixed rates of interest of three to ten years before beginning to adjust in rate as described above. The average period until initial reset for the $283 million in longer-to-reset ARM securities held by the Company as of September 30, 2004 was 20 months compared to less than 7 months to the next reset date for the Company’s current-reset ARM securities. CMBS held as of September 30, 2004 adjust monthly based on a specified margin over 30-day LIBOR. Mortgage securities and similar investments and the related average effective interest rates were as follows (dollars in thousands):

					Average	Average
	Principal	Premiums		Carrying	Coupon	Effective
	Balance	(Discounts)	Basis	Amount (a)	Rate (b)	Rate (b)
September 30, 2004
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$39,867	$167	$40,034	$40,096	6.64%	6.11%
ARMs	1,716,039	29,027	1,745,066	1,763,371	3.69	2.78
Ginnie Mae ARMs	1,065,463	9,225	1,074,688	1,079,551	4.00	3.05

	2,821,369	38,419	2,859,788	2,883,018	3.85	2.95

Non-agency Securities:
Fixed-rate	37,566	40	37,606	37,680	6.78	6.26
ARMs	59,711	755	60,466	61,029	3.95	3.28

	97,277	795	98,072	98,709	5.04	4.42
CMBS	51,316	11	51,327	51,372	2.81	2.61

	$2,969,962	$39,225	$3,009,187	$3,033,099	3.87	3.00

December 31, 2003
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$2,072	$12	$2,084	$2,160	10.00%	9.38%
ARMs	1,141,430	13,003	1,154,433	1,176,058	3.66	3.69
Ginnie Mae ARMs	726,876	7,830	734,706	739,987	4.27	4.10

	1,870,378	20,845	1,891,223	1,918,205	3.90	3.88

Non-agency Securities:
Fixed-rate	118,638	174	118,812	118,812	6.66	6.25
ARMs	81,425	1,293	82,718	83,724	4.42	3.64

	200,063	1,467	201,530	202,536	5.75	4.63
CMBS and commercial loans	74,376	(9)	74,367	74,376	2.21	4.44

	$2,144,817	$22,303	$2,167,120	$2,195,117	4.02	3.97

(a)	Includes unrealized gains and losses for securities classified as available-for-sale, if applicable (see NOTE 10).

(b)	Average Coupon Rate is presented net of servicing and other fees as of the indicated balance sheet date. Average Effective Rate is presented for the quarter then ended, calculated including the amortization of mortgage insurance costs on Non-agency Securities and investment premiums (discounts) and excluding unrealized gains and losses.

NOTE 5 — CMO COLLATERAL AND INVESTMENTS

CMO collateral consists of Non-agency Securities and related accrued interest, pledged to secure CMO borrowings (“Pledged CMO Collateral”). All principal and interest on these Non-agency Securities is remitted directly to collection accounts maintained by a trustee and is available for the payment of principal and interest on CMO borrowings. The components of CMO collateral and investments were as follows (in thousands):

	September 30, 2004	December 31, 2003
Pledged CMO Collateral:
Pledged Non-agency Securities	$63,372	$164,891
Accrued interest receivable	454	1,085

	63,826	165,976
Unamortized premium	899	1,595

	$64,725	$167,571

Credit risk associated with Pledged CMO Collateral is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged. The weighted average yield for Pledged CMO Collateral and investments was 6.07% during the quarter ended September 30, 2004.

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

The lease arrangement consists of a master lease covering all of the Properties and individual property-level leases (referred to collectively as the “Lease”). The Lease has an initial term of 20 years and provides for two 10-year renewal periods. Beginning May 1, 2007, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value or Capstead’s original cost, after certain adjustments. Brookdale is responsible for paying all expenses associated with the operation of the Properties, including real estate taxes, other governmental charges, insurance, utilities and maintenance, and an amount representing an attractive cash return on Capstead’s equity in the Properties after payment of monthly debt service subject to annual increases based upon increases (capped at 3%) in the Core Consumer Price Index. Because under the terms of the Lease Brookdale is responsible for changes in related debt service requirements, earnings from this investment are generally not affected by changes in interest rates. Included in Receivables and other assets at September 30, 2004 are $3.0 million in unamortized rent abatements and $1.2 million of rent and other receivables due from Brookdale.

Carrying amounts of the Properties were as follows (in thousands):

	September 30, 2004	December 31, 2003
Land	$16,450	$16,450
Buildings	119,550	119,550
Equipment and fixtures	3,600	3,600

	139,600	139,600
Accumulated depreciation	(8,968)	(6,186)

	$130,632	$133,414

NOTE 7 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS

Capstead borrows under uncommitted repurchase arrangements with well-established investment banking firms. Repurchase arrangements pursuant to which the Company pledges Agency and Non-agency Securities as collateral generally have maturities of less than 31 days, although during recent quarters the Company extended maturities for up to two years on a portion of its borrowings related to the Company’s modest position in fixed-rate and longer-to-reset ARM securities. Repurchase arrangements with CMBS pledged as collateral generally have longer initial maturities and may feature renewal options. From time-to-time the Company may acquire financial assets that are not mortgage-backed securities and obtain similar borrowings from other parties, such as commercial banks. The terms and conditions of repurchase arrangements and similar borrowings are negotiated on a transaction-by-transaction basis. Repurchase arrangements and similar borrowings and related weighted average interest rates, classified by type of collateral and maturities, were as follows for the dates indicated (dollars in thousands):

	September 30, 2004		December 31, 2003
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate
Repurchase arrangements:
Agency Securities (less than 31 days)	$2,227,922	1.76%	$1,735,027	1.09%
Agency Securities (greater than 90 days)	412,829	2.20	—	—
Non-agency Securities (less than 31 days)	77,404	2.18	170,205	1.57
CMBS (less than 31 days)	—	—	20,300	1.36
CMBS (31 to 90 days)	48,514	1.91	—	—
CMBS (greater than 90 days)	—	—	49,646	1.34

	$2,766,669	1.84	$1,975,178	1.14

NOTE 8 — CMO BORROWINGS

Each series of CMOs issued consists of various classes of bonds, most of which have fixed rates of interest. Interest is payable monthly at specified rates for all classes. The components of CMOs along with selected other information were as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
CMOs	$63,015	$164,388
Accrued interest payable	335	938

Total obligation	63,350	165,326
Unamortized premium	815	1,481

	$64,165	$166,807

Range of average interest rates	2.20% to 9.53%	1.50% to 9.42%
Range of stated maturities	2025 to 2030	2025 to 2030
Number of series	5	6

Typically, principal payments on each series are made to each class in the order of their stated maturities so that no payment of principal is made on any class of bonds until all classes having an earlier stated maturity have been paid in full. The maturity of each CMO series is directly affected by the rate of principal prepayments on the related Pledged CMO Collateral. Each series is also subject to redemption provided that certain requirements specified in the related indenture have been met (referred to as “Clean-up Calls”); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The weighted average effective interest rate for all CMOs was 5.27% during the quarter ended September 30, 2004.

NOTE 9 — BORROWINGS SECURED BY REAL ESTATE

The components of borrowings secured by real estate and related weighted average interest rates (calculated including bond issue cost amortization) for the dates indicated were as follows (dollars in thousands):

	September 30, 2004		December 31, 2003
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate
Mortgage borrowings	$19,211	7.92%	$19,365	7.92%
Tax-exempt bonds	100,841	2.87	100,841	2.54

	$120,052	3.67	$120,206	3.40

Mortgage borrowings consist of a fixed-rate mortgage secured by one senior living facility that matures in 2009. The tax-exempt bonds are credit-enhanced by Fannie Mae and secured by mortgages on the remaining five senior living facilities. Interest rates on the bonds adjust weekly based on the Bond Market Association Municipal Swap Index (“BMA Index”). Interest rate cap agreements with notional amounts aggregating $100.8 million, five-year terms and cap rates equal to a 6% BMA Index are held to provide funds to pay interest on the bonds in excess of a 6% BMA Index, should that occur. The interest rate cap agreements were valued at $89,000 at September 30, 2004 and are included in Receivables and other assets. Monthly interest rate cap and principal reserve fund payments are made to the trustee for the purchase of new cap agreements in 2007 and the eventual retirement of the bonds by 2032.

In connection with the issuance of new tax-exempt bonds in November 2002, Capstead placed into escrow with the trustee reserves for repairs and replacements totaling $2.9 million. During 2003, the trustee released $1.5 million of these funds. Another $6.1 million is held by the trustee in connection with Capstead posting a $6.0 million letter of credit from a rated financial institution to collateralize certain of the bonds. These funds, along with $2.4 million of principal and interest rate cap reserve funds, are included in Receivables and other assets as restricted cash. Also included in Receivables and other assets are $3.0 million in bond issue costs.

The weighted average effective interest rate for all borrowings secured by real estate (calculated including bond issue cost amortization) was 3.65% for the quarter ended September 30, 2004.

NOTE 10 — DISCLOSURES REGARDING FAIR VALUES OF DEBT SECURITIES

Estimated fair values of debt securities were determined using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair values. The fair value of Agency Securities, Non-agency Securities and CMBS were estimated using either (i) quoted market prices when available, including quotes made by lenders in connection with designating collateral for repurchase arrangements, or (ii) offer prices for similar assets or market positions. The fair value of Pledged CMO Collateral was based on projected cash flows, after payment on the related CMOs, determined using market discount rates and prepayment assumptions. The maturity of mortgage assets is directly affected by mortgage prepayment rates and, for Pledged CMO Collateral, Clean-up Calls of the remaining CMOs outstanding. Investments not held in the form of debt or equity securities are excluded from these disclosures. Fair value disclosures for available-for-sale debt securities were as follows (in thousands):

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
As of September 30, 2004
Agency Securities:
Fixed-rate	$684	$62	$—	$746
ARMs	2,819,754	25,243	2,075	2,842,922

	2,820,438	25,305	2,075	2,843,668
Non-agency Securities:
Fixed-rate	1,054	74	—	1,128
ARMs	43,001	579	16	43,564

	44,055	653	16	44,692
CMBS	51,327	45	—	51,372
Pledged CMO collateral	13,186	357	—	13,543

	$2,929,006	$26,360	$2,091	$2,953,275

As of December 31, 2003
Agency Securities:
Fixed-rate	$827	$76	$—	$903
ARMs	1,889,139	27,159	253	1,916,045

	1,889,966	27,235	253	1,916,948
Non-agency ARM Securities	58,613	1,009	3	59,619
CMBS	74,367	24	15	74,376
Pledged CMO collateral	16,440	499	—	16,939

	$2,039,386	$28,767	$271	$2,067,882

Held-to-maturity debt securities consist of Pledged CMO Collateral and collateral released from related CMO indentures pursuant to Clean-up Calls and held as Agency and Non-agency Securities. Fair value disclosures for held-to-maturity debt securities were as follows (in thousands):

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
As of September 30, 2004
Released CMO Collateral:
Agency Securities - fixed-rate	$39,350	$1,938	$—	$41,288
Non-agency Securities:
Fixed-rate	36,552	1,370	—	37,922
ARMs	17,465	108	147	17,426

	93,367	3,416	147	96,636
Pledged CMO Collateral	51,182	141	—	51,323

	$144,549	$3,557	$147	$147,959

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
As of December 31, 2003
Released CMO Collateral:
Agency Securities - fixed-rate	$1,257	$113	$—	$1,370
Non-agency Securities
Fixed-rate	118,812	4,310	—	123,122
ARMs	24,105	135	365	23,875

	144,174	4,558	365	148,367
Pledged CMO Collateral	150,632	224	—	150,856

	$294,806	$4,782	$365	$299,223

Sales of released CMO collateral classified as held-to-maturity occasionally occur provided the collateral has paid down to within 10% of its original issuance amounts. Dispositions of debt securities were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Sale of securities held available-for-sale:
Amortized cost	$—	$12,305	$—	$63,053
Gain	—	183	—	2,014
Sale of released CMO collateral held-to-maturity:
Amortized cost	—	33,964	—	56,720
Gain	—	1,037	—	1,846

NOTE 11 — COMPREHENSIVE INCOME

Comprehensive income is net income plus other comprehensive income (loss), which, for the periods presented, consists primarily of the change in unrealized gain on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (in thousands):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income	$9,487	$14,779	$33,656	$47,563

Other comprehensive income (loss):
Unrealized loss on derivative financial instruments held as cash flow hedges:
Change in unrealized loss during period	(50)	85	(228)	(184)
Reclassification adjustment for amounts included in net income	(52)	(40)	(133)	(77)

	(102)	45	(361)	(261)
Unrealized gain on debt securities:
Change in unrealized gain during period	7,218	(9,983)	(4,227)	(11,921)
Reclassification adjustment for gain included in net income	—	(183)	—	(2,014)

Other comprehensive income (loss)	7,116	(10,121)	(4,588)	(14,196)

Comprehensive income	$16,603	$4,658	$29,068	$33,367

NOTE 12 — RESULTS OF CAPITAL RAISING ACTIVITY

Between February 2, 2004 and September 27, 2004 the Company sold common shares into the open market on a limited basis, resulting in the issuance of 3,563,100 common shares and increasing common shares outstanding to 17,617,680 by September 30, 2004. Such sales resumed October 22, 2004 and may continue throughout the fourth quarter if market conditions allow. As of quarter-end, Capstead raised over $50 million of new common equity with these sales at an average price of $14.11 per share, after expenses. The proceeds from these issuances have been invested in attractively-priced ARM securities.

NOTE 13 — NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and weighted average interest rates pertaining to the Company’s investments in financial assets (excludes investments in real estate and related borrowings) (dollars in thousands):

	Quarter Ended September 30
	2004		2003
		Average		Average
	Amount	Rate	Amount	Rate
Interest income:
Mortgage securities and other investments	$20,321	3.00%	$19,599	3.82%
CMO collateral and investments	1,367	6.07	5,971	5.99

Total interest income	21,688		25,570

Interest expense:
Repurchase arrangements and similar borrowings	10,079	1.58	5,377	1.13
CMO borrowings	1,187	5.27	5,803	5.62

Total interest expense	11,266		11,180

	$10,422		$14,390

	Nine Months Ended September 30
	2004		2003
		Average		Average
	Amount	Rate	Amount	Rate
Interest income:
Mortgage securities and similar investments	$59,037	3.16%	$66,384	4.09%
CMO collateral and investments	5,740	6.43	31,061	6.26

Total interest income	64,777		97,445

Interest expense:
Repurchase arrangements and similar borrowings	22,876	1.31	19,050	1.26
CMOs borrowings	5,139	5.76	31,152	6.24

Total interest expense	28,015		50,202

	$36,762		$47,243

     Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

	Quarter Ended September 30, 2004
	Rate*	Volume*	Total
Interest income:
Mortgage securities and similar investments	$(4,738)	$5,460	$722
CMO collateral and investments	77	(4,681)	(4,604)

Total interest income	(4,661)	779	(3,882)

Interest expense:
Repurchase arrangements and similar borrowings	2,553	2,149	4,702
CMOs	(343)	(4,273)	(4,616)

Total interest expense	2,210	(2,124)	86

	$(6,871)	$2,903	$(3,968)

	Nine Months Ended September 30, 2004
	Rate*	Volume*	Total
Interest income:
Mortgage securities and similar investments	$(16,367)	$9,020	$(7,347)
CMO collateral and investments	802	(26,123)	(25,321)

Total interest income	(15,565)	(17,103)	(32,668)

Interest expense:
Repurchase arrangements and similar borrowings	766	3,060	3,826
CMOs	(2,216)	(23,797)	(26,013)

Total interest expense	(1,450)	(20,737)	(22,187)

	$(14,115)	$3,634	$(10,481)

*	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE 14 — TRANSACTIONS WITH FORMER AFFILIATES

Pursuant to a management contract entered into in April 2000, Fortress provided the services of its chairman to serve as Capstead’s chairman and chief executive and of other individuals as necessary to perform support services for him. In July 2003, Fortress’ chairman resigned from his positions with Capstead and the management contract with Fortress was terminated. Under the terms of the contract, Fortress was entitled to a $375,000 base annual fee and participated with management and employees in an incentive fee program based on the Company’s expected performance against predetermined benchmarks established by members of the Board of Directors independent of Fortress. Included in 2003’s Other operating expense is $210,000 of base fees paid to Fortress for services rendered through termination. See NOTE 6 for information regarding Fortress’ involvement through its affiliate Brookdale in the acquisition and long-term leasing of senior living facilities acquired by Capstead in May 2002.

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

The size and composition of the Company’s investment portfolios depend on the investment strategies being implemented by management and market conditions being experienced by the Company, including the relationship between short- and long-term interest rates (the “yield curve”), levels of mortgage prepayments and the availability of attractively priced investments. During the latter half of 2003, Capstead acquired sufficient ARM securities at relatively attractive prices to more than offset portfolio runoff for the first time in several years. This trend continued during the first nine months of 2004 such that the Company was successful in growing the mortgage securities and similar investments portfolio to over $3.0 billion at September 30, 2004 from $2.2 billion at year end. The Company intends to continue pursuing the acquisition of attractively priced ARM securities, while also investigating other real estate-related opportunities.

Beginning June 30, 2004, in response to current growth prospects for the United States economy, the Federal Reserve’s Federal Open Market Committee (the “Federal Reserve”) has acted to increase short-term interest rates by raising the federal funds rate 25 basis points at each of its last three meetings and is expected to act further to increase rates at future meetings. Higher short-term interest rates are increasing the Company’s borrowing costs, thereby reducing financing spreads (the difference between the yields earned on these investments and the rates charged on related borrowings). The effects of rising borrowing costs on financing spreads can eventually be mitigated by ARM security yield increases. However, interest rates on the Company’s borrowings rise (and fall) almost immediately while ARM security yields change slowly by comparison because the coupon interest rates on the underlying loans generally reset only once or twice a year and the amount of each reset can be limited or capped. Consequently, as increasing short-term interest rates reduce current financing spreads, earnings and dividends may decline in the immediately ensuing quarters before the benefits of ARM security yield increases are fully realized.

Risk Factors and Critical Accounting Policies

Under the captions “Effects of Interest Changes,” “Risks Associated with Credit-Sensitive Investments,” “Risks Associated with Owning Real Estate,” “Regulatory Matters” and “Critical Accounting Policies” are discussions of risk factors and critical accounting policies affecting Capstead’s financial condition and results of operations that are an integral part of this discussion and analysis. Readers are strongly urged to consider the potential impact of these factors and accounting policies on the Company while reading this document.

Results of Capital Raising Activity

Between February 2, 2004 and September 27, 2004 the Company sold common shares into the open market on a limited basis, resulting in the issuance of 3,563,100 common shares and increasing common shares outstanding to 17,617,680 by September 30, 2004. Such sales resumed October 22, 2004 and may continue throughout the fourth quarter, if market conditions allow. As of quarter-end, Capstead raised over $50 million of new common equity with these sales at an average price of $14.11 per share, after expenses. The proceeds from these issuances have been invested in attractively-priced ARM securities.

Book Value per Common Share

As of September 30, 2004, the Company’s book value per common share was $7.76, an increase of $1.09 from December 31, 2003. Increases in book value from raising common equity capital at prices in excess of book value more than offset the effects of declines in the aggregate unrealized gain on the Company’s investments, primarily as a result of portfolio runoff, and dividend payments in excess of GAAP net income. Common stock issuances contributed $1.52 per share to book value while declines in the aggregate unrealized gain on the Company’s investments (most of which are debt securities carried at fair value with changes in fair value reflected in stockholders’ equity) and other elements of Accumulated other comprehensive income lowered book value by $0.25 per share. Dividend payments in excess of GAAP net income, which results primarily because the Company currently distributes all cash flow from its net-leased real estate, lowered book value by $0.18 per share. The unrealized gain on the Company’s investments can be expected to fluctuate with changes in portfolio size and composition as well as changes in interest rates and market liquidity, and such changes will largely be reflected in book value per common share. Book value will also be affected by other factors, including capital stock transactions and the level of dividend distributions relative to quarterly net income; however, temporary changes in fair values of investments not carried at fair value on the balance sheet generally will not affect book value.

Mortgage Securities and Similar Investments

As of September 30, 2004, the mortgage securities and similar investments portfolio consisted primarily of ARM Agency Securities. ARM securities held by the Company are backed by mortgage loans that have interest rates that adjust at least annually to more current interest rates (“current-reset ARM securities”) or begin doing so after an initial fixed-rate period (“longer-to-reset ARM securities”). Longer-to-reset ARM securities represented approximately 9% of the total portfolio as of September 30, 2004. Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or by the Company (“Non-agency Securities”). Commercial mortgage-backed securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities (“CMBS”) held by the Company at September 30, 2004 are adjustable-rate mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. Mortgage securities held by Capstead are financed under repurchase arrangements with investment banking firms pursuant to which specific securities are pledged as collateral. Should the Company acquire financial assets that are not mortgage-backed securities, similar financing arrangements with other parties, such as commercial banks, may be employed (see “Liquidity and Capital Resources”).

The Company’s mortgage securities and similar investments portfolio rose during the nine months ended September 30, 2004 to over $3.0 billion from $2.2 billion at December 31, 2003, representing the fifth straight quarter of portfolio growth after several years of declines. Acquisitions during the quarter and nine months ended September 30, 2004 totaled $672 million and $1.4 billion, respectively, consisting almost exclusively of ARM Agency Securities. Runoff caused by mortgage prepayments remains a challenge to earnings generated by the Company’s mortgage securities. Runoff during the third quarter totaled $267 million, higher than the $202 million experienced during the second quarter of 2004 and the $148 million incurred during the first quarter of 2004. Runoff was higher during the third quarter in part due to higher portfolio balances, but also because of persistently high levels of mortgage prepayments. Given the current relatively low mortgage interest rate environment, mortgage prepayment rates are expected to remain at elevated levels during the fourth quarter.

The Company has had continued success subsequent to quarter-end acquiring additional ARM securities such that it expects further portfolio growth during the fourth quarter of 2004; however, there can be no assurance that attractively priced ARM securities will continue to be available. If the proceeds of runoff are not reinvested or cannot be reinvested at rates of return on invested capital at least equal to the returns earned on previous investments, earnings and common dividends will likely decline. The future size and composition of the Company’s investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability of attractively priced investments.

The following yield and cost analysis illustrates results achieved during the third quarter of 2004 for components of the mortgage securities and similar investments portfolio and anticipated fourth quarter 2004 asset yields and borrowing rates (dollars in thousands):

	3rd Quarter Average (a)			As of September 30, 2004		Projected	Lifetime
		Actual	Actual	Premiums		4th Quarter	Runoff
	Basis	Yield/Cost	Runoff	(Discounts)	Basis(a)	Yield/Cost(b)	Assumptions
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$43,262	6.11%	43%	$167	$40,034	6.26%	39%
ARMs	1,460,360	2.78	34	29,027	1,745,066	3.05	32
Ginnie Mae ARMs	1,038,813	3.05	28	9,225	1,074,688	3.06	29

	2,542,435	2.95	32	38,419	2,859,788	3.09	31

Non-agency Securities:
Fixed-rate	40,004	6.26	37	40	37,606	6.36	38
ARMs	64,533	3.28	32	755	60,466	3.78	37

	104,537	4.42	35	795	98,072	4.76	37
CMBS	54,680	2.61	34	11	51,327	3.13	1

	2,701,652	3.00	34	$39,225	3,009,187	3.14	30

Related borrowings:
30-day LIBOR	2,182,284	1.49			2,353,840	1.96
> 30-day LIBOR	320,707	2.20			412,829	2.24

	2,502,991	1.58			2,766,669	2.01

Capital employed/ financing spread	$198,661	1.42			$242,518	1.13

Return on assets (c)		1.51				1.25

(a)	Basis represents the Company’s investment before unrealized gains and losses. Actual asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b)	Projected annualized yields for the fourth quarter of 2004 reflect interest rates in effect on October 21, 2004 (the date third quarter 2004 results were released) as well as ARM coupon resets and lifetime runoff assumptions as adjusted for expected acquisitions and runoff for this quarter only. Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) ARM coupon resets, (iii) actual runoff and (iv) any changes in lifetime runoff assumptions. Interest rates on borrowings that reset every 30 days at the 30-day London Interbank offered Rate (“LIBOR”) reflect expectations for a 25 basis point increase in the federal funds rate at the November 10, 2004 Federal Reserve meeting and no change in the federal funds rate resulting from the December 14, 2004 meeting.

(c)	Return on assets is calculated on an annualized basis assuming the use of the Company’s liquidity to reduce borrowing costs (see “Utilization of Capital and Potential Liquidity”).

Financing spreads declined 48 basis points during the third quarter of 2004 to 1.42%, attributable to lower mortgage investment yields and higher borrowing costs. The overall yield earned on the portfolio averaged 3.00% during the third quarter, compared to an average yield of 3.10% earned during the prior quarter. Yields on ARM securities are affected by mortgage prepayment rates, which have an impact on how quickly purchase premiums are amortized to earnings and, more importantly, fluctuate as coupon interest rates on the underlying mortgage loans reset to reflect current interest rates. Current quarter yields reflect the effects of relatively high mortgage prepayment rates and, to a lesser extent, lower yielding additions to the portfolio. These factors more than offset the benefit to yields from higher coupon interest rates on a portion of the portfolio’s underlying mortgage loans that reset during the current quarter. On average, coupon interest rate resets are expected to continue trending higher contributing to improving portfolio yields in the coming quarters. For example, if interest rates remain at rates in effect October 21, 2004, the average yield on the existing portfolio could increase approximately 61 basis points by the third quarter of 2005. Actual yields will depend on portfolio composition as well as fluctuations in, and market expectations for fluctuations in, interest rates and mortgage prepayment rates.

Average rates on borrowings secured by mortgage investments increased 38 basis points to 1.58% during the third quarter of 2004 compared to the prior quarter and are expected to increase further in future quarters. The Federal Reserve has acted to increase short-term interest rates by raising the federal funds rate 25 basis points at each of its last three meetings and is expected to act further to increase rates at future meetings in response to current growth expectations for the United States economy. In response to these market conditions, over the last two quarters the Company extended maturities for up to two years on its borrowings related to the Company’s modest position in fixed-rate securities and longer-to-reset ARM securities. By doing so the Company effectively locked in attractive financing spreads over the average expected fixed-rate terms of these investments. Interest rates on the rest of the Company’s short-term borrowings remain largely dependent on actions by the Federal Reserve to change short-term interest rates, market expectations of future changes in short-term interest rates and the extent of changes in financial market liquidity.

CMO Collateral and Investments

Since exiting the residential mortgage loan conduit business in 1995, Capstead has maintained finance subsidiaries with capacity to issue CMOs and other securitizations backed by residential mortgage loans. The last CMO issued by the Company was in 2000 and the Company does not currently anticipate issuing additional CMOs. In recent years, the Company has exercised its right to redeem previously issued CMOs (referred to as “Clean-up Calls”) selling some of the released collateral and holding the rest for investment. As of September 30, 2004, the Company holds Clean-up Call rights on only one of its five remaining CMOs. Consequently, additional significant gains from CMO redemptions are not expected to occur. CMO collateral and investments, net of related bonds, was $560,000 at September 30, 2004, compared to $764,000 at December 31, 2003. Without the issuance of CMOs in which the Company retains residual interests, or the acquisition of other CMO investments, this portfolio is not expected to contribute significantly to operating results in future periods.

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

					Year
Property	Location	Units (a)		Occupancy (b)	Opened
Chambrel at Roswell	Roswell, GA	280 (256 IL; 24 AL	)	97.1%	1987
Chambrel at Pinecastle	Ocala, FL	161 (120 IL; 41 AL	)	98.8	1987
Chambrel at Island Lake	Longwood, FL	269 (229 IL; 40 AL	)	96.7	1985
Chambrel at Montrose	Akron, OH	168 (136 IL; 32 AL	)	96.4	1987
Chambrel at Williamsburg	Williamsburg, VA	255 (200 IL; 55 AL	)	98.8	1987
Chambrel at Club Hill	Garland, TX	260 (192 IL; 68 AL	)	90.4	1987

Total		1,393 (1,133 IL; 260 AL	)	96.2

(a)	IL refers to independent living units. AL refers to assisted living units.

(b)	As of September 30, 2004.

The Lease has an initial term of 20 years and provides for two 10-year renewal periods. Beginning in May 2007, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value or Capstead’s original cost, after certain adjustments. Under the terms of the Lease, Brookdale is responsible for paying all expenses associated with operating the Properties, including real estate taxes, other government charges, insurance, utilities and maintenance, and an amount representing an attractive cash return on Capstead’s equity in the Properties after payment of monthly debt service. In keeping with Capstead’s strategy of owning investments that can produce attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates, changes in monthly debt service requirements are the responsibility of Brookdale under the terms of the Lease.

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

Since year-end, Capstead has invested proceeds from portfolio runoff and capital raising activities, and a portion of its already existing potential liquidity, into additional ARM securities. With the resulting growth of the mortgage securities and similar investments portfolio, required liquidity reserves have increased correspondingly from $115 million at December 31, 2003 to $153 million at September 30, 2004. Liquidity reserves reflect management’s determination, as of the balance sheet date, of the level of capital necessary to hold in reserve to fund margin calls (requirements to pledge additional collateral or pay down borrowings) required by principal payments (that are not remitted to the Company for 25 to 45 days after any given month-end) and potential declines in market value of pledged assets under stressed market conditions.

The following table illustrates Capstead’s utilization of capital and potential liquidity as of September 30, 2004 in comparison with December 31, 2003 (in thousands):

			Capital	Potential
	Assets (a)	Borrowings	Employed	Liquidity (a)
Mortgage securities and similar investments:
Agency Securities	$2,883,018	$2,640,751	$242,267	$157,657
Non-agency Securities	98,709	77,404	21,305	15,080
CMBS	51,372	48,514	2,858	(68)

	3,033,099	2,766,669	266,430	172,669
CMO collateral and investments	64,725	64,165	560	—
Real estate held for lease	130,632	120,052	10,580	—

	$3,228,456	$2,950,886	277,570	172,669

Other assets, net of other liabilities			48,345	8,096	(b)
Third quarter common dividend			(5,814)	(5,814	)(c)
Liquidity reserves for funding principal payments and margin calls			—	(153,000)

			$320,101	$21,951

Balances as of December 31, 2003	$2,496,102	$2,262,191	$277,038	$44,999

(a)	Assets are stated at carrying amounts on the Company’s balance sheet. Potential liquidity is based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of September 30, 2004, adjusted separately for liquidity reserves.

(b)	Represents unrestricted cash and cash equivalents.

(c)	The third quarter 2004 common dividend was declared September 9, 2004 and paid October 21, 2004 to stockholders of record as of September 30, 2004.

RESULTS OF OPERATIONS

Comparative net operating results (interest income or lease revenue, net of related interest or depreciation expense) by source were as follows (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Mortgage securities and similar investments:
Agency Securities	$9,285	$11,476	$32,114	$40,457
Non-agency Securities	766	1,974	3,394	4,048
CMBS and other commercial loans	146	710	508	2,627
CMO collateral and investments	165	137	571	(190)

Net margin on financial assets	10,362	14,297	36,587	46,942

Real estate held for lease:
Lease revenue net of related interest expense	1,428	1,422	4,241	4,293
Real estate depreciation	(927)	(927)	(2,781)	(2,781)

Net margin on real estate held for lease	501	495	1,460	1,512

Other revenue (expense):
Gain on asset sales and CMO redemptions	—	1,411	—	4,551
CMO administration and other	200	459	516	860
Incentive fee payable to former affiliate	—	—	—	(500)
Other operating expense	(1,576)	(1,883)	(4,907)	(5,802)

Total other revenue (expense)	(1,376)	(13)	(4,391)	(891)

Net income	9,487	14,779	33,656	47,563
Less cash dividends on preferred shares	(5,064)	(5,068)	(15,195)	(15,204)

Net income available to common stockholders	$4,423	$9,711	$18,461	$32,359

Operating income *	$5,431	$9,313	$21,488	$30,845

Weighted average shares outstanding:
Basic	16,645	13,995	15,387	13,969
Diluted	16,670	23,335	15,729	23,267
Operating *	16,973	14,348	15,729	14,320
Net income per common share:
Basic	$0.27	$0.69	$1.20	$2.32
Diluted	0.27	0.63	1.19	2.04
Operating *	0.32	0.65	1.37	2.15
Common dividends declared per share	$0.33	$0.75	$1.36	$2.47

*	Capstead reports operating income per common share (a non-GAAP financial measure calculated excluding depreciation on real estate, any gain on asset sales and CMO redemptions, and the dilutive effects, if present, of the Series B preferred shares) under the belief it provides investors with a useful supplemental measure of the Company’s operating performance. Operating income represents a measure of the amount of funds generated by operations, which may, at the discretion of Capstead’s Board of Directors, be used for reinvestment or distributed to common stockholders as dividends. Depreciation on real estate, although an expense deductible for federal income tax purposes and therefore an item that reduces Capstead’s REIT distribution requirements, is added back to arrive at operating income because it is a noncash expense. Gains are excluded because they are considered non-operating in nature and the amount and timing of any such gains are dependent upon investment strategies and market conditions. The Series B preferred shares are considered dilutive, for diluted net income per common share purposes only, whenever annualized basic net income per common share exceeds $2.17 (the Series B preferred share annualized dividend of $1.26 divided by the current conversion rate of 0.5810). Operating income per common share excludes the dilutive effects, if present, of the Series B preferred shares because it is not economically advantageous to convert these shares at market prices of both the common shares and Series B preferred shares; therefore few, if any, Series B preferred share conversions are expected.

The earning capacity of Capstead’s financial asset portfolios is influenced by the overall size and composition of the portfolios, the shape and relative position of the yield curve, and the extent the Company continues to invest its liquidity in these portfolios. Net margins on financial assets and related financing spreads benefited significantly the past several years from actions taken by the Federal Reserve, particularly during 2001, to lower short-term interest rates, which resulted in significantly lower interest rates on the Company’s borrowings even as lower interest rates also led to steadily declining yields on the Company’s adjustable-rate assets and relatively high mortgage prepayment rates. This trend of declining asset yields continued into the third quarter of 2004, resulting in additional pressure on net margins and financing spreads during the first nine months of 2004 even as the Company was successful in increasing the size of its mortgage securities and similar investments portfolio.

Short-term interest rates began increasing again in June 2004 in response to Federal Reserve actions to raise short-term interest rates. These higher rates resulted in significantly higher borrowing rates contributing to lower net margins and financing spreads for the Company in the third quarter. This illustrates how the Company is impacted immediately when short-term interest rates rise (and fall) while ARM security yields change slowly in comparison because coupon interest rates on the underlying mortgage loans generally reset only once or twice a year. Even during the third quarter of 2004, coupon resets began trending higher and the Company expects higher portfolio yields in the coming quarters as this trend continues.

Because the majority of Capstead’s financial asset portfolios currently consist of ARM securities, management believes Capstead is positioned to withstand the anticipated higher interest rate environment, albeit at reduced financing spreads and, therefore, at a reduced earnings level than that achieved the last several years when short-term interest rates were declining. See “Financial Condition – “Overview” and “Mortgage Securities and Similar Investments” for further discussion of the current operating environment.

Key operating statistics for each component of the mortgage securities and similar investments portfolio were as follows (dollars in millions):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Agency Securities:
Yields	2.95%	3.69%	3.10%	4.02%
Borrowing rates	1.56	1.06	1.29	1.21
Financing spreads	1.39	2.63	1.81	2.81
Average portfolio outstanding	$2,542	$1,737	$2,281	$1,895
Runoff rates	32%	35%	27%	33%
Non-agency Securities:
Yields	4.42%	4.68%	4.62%	4.45%
Borrowing rates	1.84	1.45	1.58	1.45
Financing spreads	2.58	3.23	3.04	3.00
Average portfolio outstanding	$105	$200	$136	$144
Runoff rates	35%	47%	38%	37%
CMBS and other commercial loans:
Yields	2.61%	4.27%	2.31%	4.69%
Borrowing rates	1.66	1.95	1.39	2.06
Financing spreads	0.95	2.32	0.92	2.63
Average portfolio outstanding	$55	$67	$67	$120
Runoff rates	34%	2%	13%	21%

The Agency Securities portfolio remained the primary contributor to operating results during the quarter and nine months ended September 30, 2004; however, the impact of lower financing spreads was evident in current year results, which were less than in the same periods in 2003 despite higher average portfolios outstanding during 2004. The Non-Agency Securities portfolio contributed less operating results during the quarter and nine months ended September 30, 2004 primarily because of lower average portfolios outstanding but results were also negatively affected by lower financing spreads. This portfolio declined with runoff and the securitization and transfer of $53 million of high coupon fixed-rate Non-Agency Securities into Fannie Mae Agency Securities in March 2004. CMBS and other commercial loans contributed significantly less to operating results during the quarter and nine months ended September 30, 2004 than in the same periods in 2003 due largely to payoffs during 2003 of several higher yielding investments.

The CMO collateral and investments portfolio has declined significantly the last several years primarily because of high prepayments on the underlying pledged CMO collateral and the exercise of Clean-up Calls. Having redeemed over the past several years all but one of the outstanding CMOs to which the Company holds the related Clean-up Call rights, Capstead has not realized any gain on asset sales and CMO redemptions during 2004.

CMO administration revenue continues to trend lower primarily because of a declining portfolio of CMOs for which the Company provides administrative services. As these CMOs continue to pay down or are redeemed, related fee income will decline further.

Other operating expense (including incentive fees payable to former affiliate) were lower during the quarter and nine months ended September 30, 2004 than during the same periods in 2003 primarily because of lower current year accruals for incentive fees. These lower incentive fee accruals reflect current expectations for lower 2004 earnings due primarily to lower financing spreads and the effects on book value of declines in unrealized gains on mortgage securities.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on mortgage securities and similar investments. Other sources of funds include proceeds from other borrowing arrangements, proceeds from asset sales, unrestricted payments received on real estate held for lease and proceeds from equity offerings. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its capital. Because the level of these borrowings can be adjusted on a daily basis, the level of unrestricted cash and cash equivalents carried on the balance sheet is less important than the Company’s potential liquidity available under its borrowing arrangements. The table included under “Financial Condition – Utilization of Capital and Potential Liquidity” and accompanying discussion illustrates additional funds potentially available to the Company as of September 30, 2004, as adjusted for liquidity reserves. The Company currently believes that it has ample liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Borrowings under repurchase arrangements secured by Agency Securities and Non-agency Securities generally have maturities of less than 31 days, although from time to time the Company may enter into longer-term arrangements as it did on $413 million of these borrowings during the second and third quarters (see discussion above under “Mortgage Securities and Similar Investments”). Borrowings secured by Agency Securities and Non-agency Securities totaled $2.7 billion at September 30, 2004.

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

Borrowings under repurchase arrangements with investment banking firms secured by CMBS more closely match the interest rate adjustment features of these investments such that the Company anticipates it can earn more consistent financing spreads and, as a result, experience less interest rate volatility than experienced with investments in Agency Securities. These borrowings, which generally have longer initial maturities than borrowings secured by Agency Securities and may feature renewal options, totaled $49 million at September 30, 2004. Should Capstead make significant additional investments in credit-sensitive assets, it may attempt to lessen interest rate volatility in a similar fashion or through the use of derivative financial instruments (“Derivatives”) such as interest rate swaps.

CMO borrowings totaled $64 million at September 30, 2004 and are secured by CMO collateral pledged to the related indentures. As such, recourse is limited to this collateral and therefore has a limited impact on Capstead’s liquidity and capital resources. Mortgage prepayments and Clean-up Calls affect the maturity of each CMO series.

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

Beginning in February 2004 the Company began selling common shares into the open market on a limited basis and such sales have resumed during the fourth quarter. The proceeds from future issuances, together with Capstead’s existing liquidity, are available to fund further acquisitions of ARM securities, if available at attractive prices, and increase the Company’s flexibility in pursuing other real estate-related opportunities.

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

Capstead had the following estimated earnings sensitivity profile as of September 30, 2004 and December 31, 2003, respectively (dollars in thousands):

10-year
	30-day	U.S.
	LIBOR	Treasury
	Rate	Rate	Immediate Change In:*
30-day LIBOR rate			Flat	Up 1.00%	Up 1.00%	Up 2.00%
10-year U.S. Treasury rate			Down 1.00%	Flat	Up 1.00%	Up 2.00%
Projected 12-month earnings change:
September 30, 2004	1.84%	4.12%	$(1,874)	$(11,003)	$(10,422)	$(26,965)
December 31, 2003	1.12	4.25	(1,674)	(10,732)	(10,018)	(21,713)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no guarantee that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.

General Discussion of Effects of Interest Rate Changes

Changes in interest rates may affect Capstead’s earnings in various ways. Earnings currently depend, in large part, on the difference between the interest received on mortgage securities and similar investments, and the interest paid on related borrowings, which are generally based on 30-day LIBOR. The resulting financing spread may be reduced or even turn negative in a rising short-term interest rate environment. Because the mortgage securities and similar investments portfolio consists primarily of current-reset ARM securities, the effects of rising short-term interest rates on borrowing costs can eventually be mitigated by increases in the rates of interest earned on the underlying ARM loans, which generally reset once or twice a year based on underlying indices, subject to periodic and lifetime limits, referred to as caps. The Company’s ARM securities featured the following average coupon rate, and average periodic and lifetime caps and average months-to-roll (the average number of months to coupon reset date) as of September 30, 2004 (dollars in thousands):

		Average	Average	Average	Months
		Coupon	Periodic	Lifetime	To
ARM Type	Basis *	Rate	Cap	Cap	Roll
Agency Securities:
Fannie Mae/Freddie Mac:
Current-reset	$1,462,204	3.55%	2.04%	10.87%	6.32
Longer-to-reset	282,862	4.45	2.47	10.49	19.82
Ginnie Mae	1,074,688	4.00	1.00	10.00	6.89
Non-agency Securities	60,466	3.95	1.73	11.25	5.18

	$2,880,220	3.81	1.69	10.51	7.84

*	Basis represents the Company’s investment before unrealized gains and losses.

Since only a portion of the ARM loans underlying these securities reset each month subject to periodic and lifetime caps, interest rates on borrowings can rise to levels that may exceed the interest rates on the underlying loans, contributing to lower or even negative financing spreads. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively effect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected. The Company may extend maturity dates on a portion of its short-term borrowings (as it did during the second and third quarters on borrowings related to its modest position of fixed-rate and longer-to-reset ARM securities) or invest in Derivatives from time to time as a hedge against rising interest rates. As of the filing date of this report, the Company does not own any Derivatives for this purpose.

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

RISKS ASSOCIATED WITH OWNING REAL ESTATE

The direct ownership of commercial real estate involves a number of risks. With its first acquisition of real estate, Capstead has attempted to mitigate these risks by entering into a long-term “net-lease” arrangement whereby the lessee is responsible for the ongoing operation and management of the properties and for paying all expenses associated with the operation of the properties. Although reduced by this net-lease arrangement, risks of ownership remain, including:

•	The risk that changes in economic conditions or real estate markets may adversely affect the value of the properties.

•	During inflationary periods, which are generally accompanied by rising interest rates, increases in operating costs and borrowing rates may be greater than increases in lessee revenues from operating properties. Over an extended period of time, this could result in lessee defaults.

•	The risk that a deterioration of local conditions could adversely affect the ability of a lessee to profitably operate a property. For instance, an oversupply of senior living properties could hamper the leasing of senior living units at favorable rates. This could ultimately affect the value of the properties.

•	Changes in tax, zoning or other laws could make properties less attractive or less profitable.

•	An owner cannot be assured that lessees will elect to renew their leases when the terms expire. If a lessee does not renew its lease or otherwise defaults on its lease obligations, there is no assurance the owner can obtain a substitute lessee on acceptable terms. If the owner cannot obtain another qualified operator to lease a property, the owner may be required to modify the property for a different use, which may involve significant capital expenditures and delays in re-leasing the property.

•	The risk that lessees will not perform under their leases, reducing the owner’s income from the leases or requiring the owner to assume costs (such as real estate taxes, insurance, utilities and maintenance) that are the lessees’ responsibility under net-leases. In the case of special-purpose real estate such as senior living facilities, compliance with licensing requirements could complicate or delay the transfer of operational control of such properties. This could lead to a significant cash flow burden for the owner to service the debt and otherwise maintain the properties.

•	Net-leases generally require the lessee to carry comprehensive liability, casualty, workers’ compensation and rental loss insurance. The required coverage is typical of the type, and amount, customarily obtained by an owner of similar properties. However, there are some types of losses, such as catastrophic acts of nature, for which insurance cannot be obtained at a commercially reasonable cost.

•	If there is an uninsured loss or a loss in excess of insurance limits, the owner could lose both the revenues generated by the affected property and the capital invested in the property. The owner would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property.

•	Investments in real estate are subject to various federal, state and local regulatory requirements including the Americans with Disabilities Act (the “ADA”). The ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations be made to commercial facilities to conform to accessibility guidelines. Failure to comply with the ADA can result in injunctions, fines, and damage awards to private parties and additional capital expenditures to remedy noncompliance. Existing requirements may change and compliance with future requirements may involve significant unanticipated expenditures. Although typically these expenditures would be the responsibility of the lessee under the terms of net-leases, if lessees fail to perform these obligations, the owner may be required to do so.

•	Under federal, state and local environmental laws, the owner may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at its properties, regardless of its knowledge or actual responsibility, simply because of current or past ownership of the real estate. If unidentified environmental problems arise, the owner may have to make substantial payments, which could adversely affect cash flow and the ability to make distributions to stockholders. This is so because:

1.	The owner may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination.

2.	The law may impose clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination. Even if more than one person is responsible for the contamination, each person who shares legal liability under environmental laws may be held responsible for all of the clean-up costs.

3.	Governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs. In investigating the acquisition of real estate, environmental studies are typically performed to establish the existence of any contamination. In addition, net-leases generally require lessees to operate properties in compliance with environmental laws and to indemnify the owner against environmental liability arising from the operation of such properties.

•	An owner may desire to sell a property in the future because of changes in market conditions or poor lessee performance or to avail itself of other opportunities. An owner may also be required to sell a property in the future to meet debt obligations or avoid a default. Unlike investments in mortgage securities, real estate cannot always be sold quickly, and there can be no assurance that the properties can be sold at a favorable price or that a prospective buyer will view existing lease or operating arrangements favorably. In addition, a property may require restoration or modification before it is sold.

REGULATORY MATTERS

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

If Capstead REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income tax at regular corporate rates and would not receive a deduction for dividends paid to stockholders. If this were the case, the amount of after-tax income available for distribution to stockholders would decrease substantially. As long as Capstead REIT qualifies as a REIT, it will generally be taxable only on its undistributed taxable income. Distributions out of current or accumulated taxable earnings and profits will be taxed to stockholders as ordinary income or capital gain, as the case may be, and will not qualify for the dividend tax rate reduction to 15% enacted as part of the Jobs and Growth Tax Relief Act of 2002, except as discussed below. Distributions in excess of Capstead REIT’s current or accumulated earnings and profits will constitute a non-taxable return of capital to the stockholders (except insofar as such distributions exceed the cost basis of the shares of stock) resulting in a corresponding reduction in the cost basis of the shares of stock. Distributions by the Company will not be eligible for the dividends received deduction for corporations. Should the Company incur losses, stockholders will not be entitled to include such losses in their individual income tax returns.

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

Investment Company Act of 1940

The Investment Company Act of 1940, as amended (the “Investment Company Act”), exempts from regulation as an investment company any entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Capstead conducts its business so as not to become regulated as an investment company. If it were to be regulated as an investment company, Capstead’s ability to use leverage would be substantially reduced and it would be unable to conduct its business as described herein.

Under the current interpretation of the staff of the Securities and Exchange Commission (“SEC”), in order to be exempted from regulation as an investment company, a REIT must maintain at least 55% of its assets directly in qualifying real estate interests. In satisfying this 55% requirement, a REIT may treat mortgage-backed securities issued with respect to an underlying pool to which it holds all issued certificates as qualifying real estate interests. If the SEC or its staff adopts a contrary interpretation of such treatment, the REIT could be required to sell a substantial amount of these securities or other non-qualified assets under potentially adverse market conditions.

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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:

•	Amortization of Premiums and Discounts on Financial Assets and Borrowings – Premiums and discounts on financial assets and borrowings are recognized in earnings as adjustments to interest income or interest expense by the interest method over the estimated lives of the related assets or borrowings. For most of Capstead’s financial assets, estimates and judgments related to future levels of mortgage prepayments are critical to this determination (see “Effects of Interest Rate Changes”).

•	Fair Value and Impairment Accounting for Financial Assets – Most of Capstead’s mortgage securities and similar investments portfolio and a small portion of its CMO collateral and investments portfolio are classified as held available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of an individual asset below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge. Considerable judgment is required interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity (see “NOTE 10” to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets, “Risks of Interest Rate Changes” and “Risks Associated with Credit-Sensitive Investments”).

•	Depreciation and Impairment Accounting for Real Estate held for Lease – Real estate is carried on the Company’s balance sheet at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of buildings, equipment and fixtures. If a significant adverse event or change in circumstances occurs, management would assess if the values

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

COMPARISON OF OPERATING INCOME AND DILUTED INCOME PER SHARE

The following table compares the calculation of operating income and operating income per common share to net income and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended
	September 30, 2004		September 30, 2003
	Operating	Diluted	Operating	Diluted
Net income	$9,487	$9,487	$14,779	$14,779
Adjustments for:
Depreciation on real estate	927	—	927	—
Gain on asset sales and CMO redemptions	—	—	(1,411)	—
Dividends on antidilutive preferred shares	(4,983)	(5,064)	(4,982)	—

	$5,431	$4,423	$9,313	$14,779

Weighted average common shares outstanding	16,645	16,645	13,995	13,995
Net effect of dilutive securities:
Stock options	25	25	38	38
Preferred A shares	303	—	315	315
Preferred B shares	—	—	—	8,987

	16,973	16,670	14,348	23,335

	$0.32	$0.27	$0.65	$0.63

	Nine Months Ended
	September 30, 2004		September 30, 2003
	Operating	Diluted	Operating	Diluted
Net income	$33,656	$33,656	$47,563	$47,563
Adjustments for:
Depreciation on real estate	2,781	—	2,781	—
Gain on asset sales and CMO redemptions	—	—	(4,551)	—
Dividends on antidilutive preferred shares	(14,949)	(14,949)	(14,948)	—

	$21,488	$18,707	$30,845	$47,563

Weighted average common shares outstanding	15,387	15,387	13,969	13,969
Net effect of dilutive securities:
Stock options	33	33	35	35
Preferred A shares	309	309	316	316
Preferred B shares	—	—	—	8,947

	15,729	15,729	14,320	23,267

	$1.37	$1.19	$2.15	$2.04

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this item is incorporated by reference to the information included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

PART II. — OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: The following Exhibits are presented herewith:

Exhibit 12 – Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31.1 – Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated July 22, 2004 announcing second quarter 2004 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: October 29, 2004	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: October 29, 2004	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Senior Vice President and Chief Financial Officer