Form 10-K
period 2004-12-31
CAPSTEAD MORTGAGE CORP
filed 2005-03-11
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:       December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.      YES ☑      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      YES ☑      NO ☐

At June 30, 2004 the aggregate market value of the voting common stock held by nonaffiliates was $213,872,552.

Number of shares of Common Stock outstanding at March 7, 2005: 18,871,016

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 are incorporated by reference into Parts I, II and IV.

(2)	Portions of the Registrant’s definitive Proxy Statement, issued in connection with the 2005 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

CAPSTEAD MORTGAGE CORPORATION
2004 FORM 10-K ANNUAL REPORT

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

For further discussion of the Company’s business and financial condition, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 on pages 30 through 51, which is incorporated herein by reference.

Risk Factors and Critical Accounting Policies

Under the captions “Effects of Interest Changes,” “Risks Associated with Credit-Sensitive Investments,” “Risks Associated with Owning Real Estate,” “Regulatory Matters” and “Critical Accounting Policies” on pages 42 through 50 of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 which is incorporated herein by reference, are discussions of risk factors and critical accounting policies affecting Capstead’s financial condition and results of operations that are an integral part of this discussion and analysis. Readers are strongly urged to consider the potential impact of these factors and accounting policies on the Company while reading this document.

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

Regulation and Related Matters

Ownership of real estate subjects the Company to various federal, state and local regulatory requirements including those concerned with environmental matters. For further discussion, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 on pages 46 through 49, which is incorporated herein by reference.

Employees

As of December 31, 2004, the Company had twelve full-time employees and three part-time employees.

Website Access to Company Reports and Other Company Information

Capstead makes available on its website at www.capstead.com, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases, including amendments to such documents as soon as reasonably practicable after such materials are electronically filed or furnished to the SEC or otherwise publicly released. The Company also makes available on its website charters for the committees of its board of directors, its Board of Directors Guidelines, its Code of Business Conduct and Ethics, its Financial Officer Code of Conduct and other company information, including amendments to such documents and waivers, if any, to the Codes. Such information will also be furnished, free of charge, upon written request to Capstead Mortgage Corporation, Attention: Stockholder Relations, 8401 North Central Expressway, Suite 800, Dallas, Texas 75225-4410.

Forward-looking Statements

For information on forward-looking statements made in this report, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 on page 50, which is incorporated herein by reference.

ITEM 2. PROPERTIES.

The Company’s headquarters are located in Dallas, Texas in office space leased by the Company. As of December 31, 2004 the Company owned six independent senior living facilities located in five states. For further information, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 on pages 17, 19 and 35, which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information required by this item regarding the market price of, dividends on, and number of holders of the Registrant’s common shares is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 on page 29 under the caption “Note 17 – Market and Dividend Information,” and is incorporated herein by reference. See ITEM 12 for information regarding equity compensation plans. Capstead did not sell any unregistered securities during the past three fiscal years.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item is included in the Registrant’s Annual Report to Stockholders for the five years ended December 31, 2004 on page 30 under the caption “Selected Financial Data,” and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 on pages 31 through 51 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 on pages 31 through 51 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 on pages 5 through 29, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 on page 3 and 4, and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included in the Registrant’s 2005 definitive Proxy Statement on pages 4 through 5 under the caption “Proposal Number One – Election of Directors,” on pages 6 through 8 under the caption “Board of Directors and Committee Membership,” on pages 9 and 10 under the caption “Stockholder Procedures for Recommending a Candidate for Director,” on page 11 under the caption “Executive Officers,” on pages 19 and 20 under the captions “Audit Committee” and “Audit Committee Report” and on page 22 under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” all of which are incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included in the Registrant’s 2005 definitive Proxy Statement on pages 12 through 13 under the caption “Executive Compensation,” which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included in the Registrant’s 2005 definitive Proxy Statement on page 14 under the caption “Equity Compensation Plans” and pages 21 and 22 under the caption “Security Ownership of Management and Certain Beneficial Owners,” which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included in the Registrant’s 2005 definitive Proxy Statement on pages 22 and 23 under the caption “Proposal Number Two – Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm,” which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report:

1.	The following consolidated financial statements of the Company, included in the 2004 Annual Report to Stockholders, are incorporated herein by reference:

Page
Consolidated Statements of Income – Three Years Ended December 31, 2004	*
Consolidated Balance Sheets — December 31, 2004 and 2003	*
Consolidated Statements of Stockholders’ Equity Three Years Ended December 31, 2004	*
Consolidated Statements of Cash Flows – Three Years Ended December 31, 2004	*
Notes to Consolidated Financial Statements – December 31, 2004	*

2.	Financial Statement Schedules – All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

* Incorporated herein by reference from the Company’s Annual Report to Stockholders for the year ended December 31, 2004, filed herewith as Exhibit 13.

3. Exhibits:

Exhibit
Number
1.1	Form of First Amendment to Sales Agreement dated December 16, 2003 by and between Capstead and Brinson Patrick Securities Corporation, for the issuance of up to 875,000 common shares and 1,000,000 Series B preferred shares(5)

1.2	Form of Sales Agreement dated February 13, 2004 by and between Capstead and Brinson Patrick Securities Corporation to sell 1,000,000 common shares, and 100,000 Series B preferred shares(6)

1.3	Form of Sales Agreement date June 22, 2004 by and between Capstead and Brinson Patrick Securities Corporation to sell 1,600,000 common shares, and 100,000 Series B preferred shares(8)

1.4	Form of Sales Agreement dated November 1, 2004 by and between Capstead and Brinson Patrick Securities Corporation to sell 1,700,000 common shares, and 100,000 Series B preferred shares(9)

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation(3)

3.2	Amended and Restated Bylaws(3)

10.01	Deferred Compensation Plan(1)

10.02	1997 Flexible Long-Term Incentive Plan(2)

10.03	2004 Flexible Long-Term Incentive Plan(7)

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends*

13	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2004*

21	List of subsidiaries of the Company*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1997

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

(5)	Incorporated by reference to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-68424) dated December 17, 2003

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-112900) dated February 17, 2004

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-116738) dated June 22, 2004

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-116741) dated June 22, 2004

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-119193) dated November 2, 2004

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant
Date: March 7, 2005	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: March 7, 2005	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.

/s/	PAUL M. LOW	Chairman and Director	March 7, 2005

(Paul M. Low)

/s/	ANDREW F. JACOBS	President, Chief Executive Officer and	March 7, 2005

	(Andrew F. Jacobs)	Director

/s/	GARY KEISER	Director	March 10, 2005

(Gary Keiser)

/s/	MICHAEL G. O’NEIL	Director	March 7, 2005

(Michael G. O’Neil)

/s/	HOWARD RUBIN	Director	March 7, 2005

(Howard Rubin)

/s/	MARK S. WHITING	Director	March 7, 2005

(Mark S. Whiting)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
1.1	Form of First Amendment to Sales Agreement dated December 16, 2003 by and between Capstead and Brinson Patrick Securities Corporation, for the issuance of up to 875,000 common shares and 1,000,000 Series B preferred shares(5)

1.2	Form of Sales Agreement dated February 13, 2004 by and between Capstead and Brinson Patrick Securities Corporation to sell 1,000,000 common shares, and 100,000 Series B preferred shares(6)

1.3	Form of Sales Agreement dated June 22, 2004 by and between Capstead and Brinson Patrick Securities Corporation to sell 1,600,000 common shares, and 100,000 Series B preferred shares(8)

1.4	Form of Sales Agreement dated November 1, 2004 by and between Capstead and Brinson Patrick Securities Corporation to sell 1,700,000 common shares, and 100,000 Series B preferred shares(9)

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation(3)

3.2	Amended and Restated Bylaws(3)

10.01	Deferred Compensation Plan(1)

10.02	1997 Flexible Long-Term Incentive Plan(2)

10.03	2004 Flexible Long-Term Incentive Plan(7)

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends*

13	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2003*

21	List of subsidiaries of the Company*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1997

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

(5)	Incorporated by reference to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-68424) dated December 17, 2003

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-112900) dated February 17, 2004

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-116738) dated June 22, 2004

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-116741) dated June 22, 2004

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-119193) dated November 2, 2004

*	Filed herewith