Form 10-Q
period 2005-03-31
CAPSTEAD MORTGAGE CORP
filed 2005-04-27
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	18,870,697 as of April 26, 2005

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

ITEM 1. FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)	(NOTE 2)
Assets
Mortgage securities and similar investments ($3.3 billion pledged under repurchase arrangements in 2005)	$3,410,391	$3,382,372
CMO collateral	29,244	56,187

	3,439,635	3,438,559
Real estate held for lease, net of accumulated depreciation	128,778	129,705
Receivables and other assets	46,871	46,688
Cash and cash equivalents	4,079	73,030

	$3,619,363	$3,687,982

Liabilities
Repurchase arrangements and similar borrowings	$3,132,897	$3,166,059
Collateralized mortgage obligations (“CMOs”)	28,886	55,735
Borrowings secured by real estate	119,941	120,001
Common stock dividend payable	3,397	4,151
Accounts payable and accrued expenses	7,665	9,497

	3,292,786	3,355,443

Stockholders’ equity
Preferred stock — $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 202 shares issued and outstanding at March 31, 2005 and December 31, 2004 ($3,317 aggregate liquidation preference)	2,827	2,827
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at March 31, 2005 and December 31, 2004 ($180,025 aggregate liquidation preference)	176,705	176,705
Common stock — $0.01 par value; 100,000 shares authorized; 18,871 and 18,867 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	189	189
Paid-in capital	515,910	516,704
Accumulated deficit	(387,718)	(387,718)
Accumulated other comprehensive income	18,664	23,832

	326,577	332,539

	$3,619,363	$3,687,982

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended March 31
	2005	2004
Interest income:
Mortgage securities and similar investments	$28,181	$19,437
CMO collateral	342	2,506

Total interest income	28,523	21,943

Interest and related expense:
Repurchase arrangements and similar borrowings	19,739	5,830
CMO borrowings	244	2,293
Mortgage insurance and other	50	47

Total interest and related expense	20,033	8,170

Net margin on financial assets	8,490	13,773

Real estate lease income	2,650	2,525

Real estate-related expense:
Interest	1,277	1,085
Depreciation	927	927

Total real estate-related expense	2,204	2,012

Net margin on real estate held for lease	446	513

Other revenue (expense):
CMO administration and other	196	67
Other operating expense	(1,530)	(1,999)

Total other revenue (expense)	(1,334)	(1,932)

Net income	$7,602	$12,354

Net income	$7,602	$12,354
Less cash dividends paid on preferred shares	(5,064)	(5,067)

Net income available to common stockholders	$2,538	$7,287

Net income per common share:
Basic	$0.13	$0.51
Diluted	0.13	0.50

Cash dividends declared per share:
Common	$0.180	$0.530
Series A Preferred	0.400	0.400
Series B Preferred	0.315	0.315

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarter Ended March 31
	2005	2004
Operating activities:
Net income	$7,602	$12,354
Noncash items:
Amortization of discount and premium	4,879	2,009
Depreciation and other amortization	1,112	1,160
Net change in receivables, other assets, accounts payable and accrued expenses	(1,425)	(1,700)

Net cash provided by operating activities	12,168	13,823

Investing activities:
Purchases of mortgage securities and similar investments	(302,735)	(368,700)
Principal collections on mortgage securities and similar investments	263,916	148,054
CMO collateral:
Principal collections	26,251	37,757
Decrease in accrued interest receivable	206	233

Net cash used in investing activities	(12,362)	(182,656)

Financing activities:
Net (decrease) increase in repurchase arrangements and similar borrowings	(33,162)	193,241
Principal payments on borrowings secured by real estate	(60)	(52)
CMO borrowings:
Principal payments on securities	(26,166)	(37,563)
Decrease in accrued interest payable	(189)	(218)
Capital stock transactions	35	13,877
Dividends paid	(9,215)	(13,896)

Net cash (used in) provided by financing activities	(68,757)	155,389

Net change in cash and cash equivalents	(68,951)	(13,444)
Cash and cash equivalents at beginning of period	73,030	16,340

Cash and cash equivalents at end of period	$4,079	$2,896

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(unaudited)

NOTE 1 — BUSINESS

Capstead Mortgage Corporation (together with its subsidiaries, “Capstead” or the “Company”) operates as a real estate investment trust (“REIT”) earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments primarily consist of, but are not limited to, residential financial assets, specifically adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae (collectively, “Agency Securities”). Capstead has also made limited investments in credit-sensitive commercial real estate-related assets, including the direct ownership of real estate. Management believes such investments, when available at favorable prices and combined with the prudent use of leverage, can produce attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates.

The earning capacity of Capstead’s financial asset portfolios is influenced by the overall size and composition of the portfolios, which depends on investment strategies being implemented by management, the availability of attractively-priced investments and overall market conditions. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, 30-day to two-year interest rates and mortgage prepayments. Financing spreads (the difference between yields earned on these investments and interest rates charged on related borrowings) have declined from the historically wide levels achieved the last several years when short-term interest rates were lower and are expected to continue declining in 2005 before beginning to recover once the Federal Reserve slows its pace of raising interest rates. Because the majority of the Company’s financial assets currently consist of ARM securities backed by mortgage loans with coupon interest rates that reset at least annually, management believes the Company is well positioned to manage through the currently anticipated higher interest rate environment, albeit at a lower earnings level than that achieved the last several years when short-term interest rates were lower.

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Stock-Based Compensation

Capstead accounts for stock-based awards for employees and directors under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB25”). Under APB25 compensation cost for stock-based awards for employees and directors is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount to be paid to acquire the stock and is recognized in Other operating expense as the awards vest and restrictions lapse on a straight-line basis. If the Company had expensed stock-based compensation costs determined using the fair value-based methodology prescribed by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation” (“SFAS 123”), such expense would have been higher by less than $11,000 for the three months ended March 31, 2005 and 2004, respectively, which would have had no effect on reported diluted net income per common share for the periods presented.

In December 2004 the Financial Accounting Standards Board revised SFAS 123 to supercede APB25 and require the use of a fair value-based methodology (similar to the original SFAS 123 methodology) to measure and record liabilities associated with stock-based compensation. The revised standard is required to be adopted by Capstead beginning January 1, 2006 and is applicable to any new awards and to all existing awards for which the requisite service to earn the award has not yet been rendered. The effect of adopting the revised standard is not expected to be material to Capstead’s earnings or financial condition.

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

	Quarter Ended March 31
	2005	2004
Numerator for basic net income per common share:
Net income	$7,602	$12,354
Less all preferred share dividends	(5,064)	(5,067)

Net income available to common stockholders	$2,538	$7,287

Weighted average common shares outstanding	18,860	14,267

Basic net income per common share	$0.13	$0.51

Numerator for diluted net income per common share:
Net income	$7,602	$12,354
Less dividends on antidilutive convertible preferred shares	(5,064)	(4,983)

	$2,538	$7,371

Denominator for diluted net income per common share:
Weighted average common shares outstanding	18,860	14,267
Net effect of dilutive stock options	25	39
Net effect of dilutive Series A preferred shares	–	314

	18,885	14,620

Diluted net income per common share	$0.13	$0.50

For dilutive net income per common share purposes, the Series A and B preferred shares are considered dilutive whenever annualized basic net income per common share exceeds each Series’ annualized dividend divided by the conversion rate applicable for that period.

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

The Company classifies its investments in mortgage securities and similar financial assets by collateral type and interest rate characteristics. Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities consist of private mortgage pass-through securities originally formed prior to 1995 when the Company operated a mortgage conduit. These securities are backed by residential mortgage loans whereby the related credit risk of the underlying loans is either borne by AAA-rated private mortgage insurers or by the Company (“Non-agency Securities”). Included in Receivables and other assets as restricted cash at March 31, 2005 was $6.0 million in related reserve funds for special hazards (e.g. earthquake or mudslide-related losses) and certain bankruptcy losses. Commercial mortgage securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower bond classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities (“CMBS”) held by the Company as of March 31, 2005 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. The maturity of mortgage securities is directly affected by the rate of principal prepayments on the underlying loans.

Fixed-rate investments generally are mortgage securities backed by mortgage loans that have fixed rates of interest over the life of the loans. Adjustable-rate investments generally are mortgage securities backed by mortgage loans that have interest rates that adjust at least annually to more current interest rates (“current-reset ARM securities”) or begin doing so after an initial fixed-rate period (“longer-to-reset ARM securities”). Mortgage loans underlying current-reset ARM securities either (i) adjust annually based on a specified margin over the one-year Constant Maturity U.S. Treasury Note Rate or the one-year London Interbank Offered Rate (“LIBOR”), (ii) adjust semiannually based on a specified margin over six-month LIBOR, or (iii) adjust monthly based on a specific margin over an index such as LIBOR or the Eleventh District Federal Reserve Bank Cost of Funds Index, usually subject to periodic and lifetime limits on the amount of such adjustments during any single interest rate adjustment period and over the life of the loan. Mortgage loans underlying longer-to-reset ARM securities have initial fixed rates of interest of three to ten years before beginning to adjust in rate as described above. The average period until initial reset for the $517 million in longer-to-reset ARM securities held by the Company as of March 31, 2005 was 26 months compared to less than 6 months to the next reset date for the Company’s current-reset ARM securities. CMBS held as of March 31, 2005 adjust monthly based on a specified margin over 30-day LIBOR. Mortgage securities and similar investments and related weighted average rates were as follows (dollars in thousands):

					Average	Average
	Principal	Premiums		Carrying	Coupon	Effective
	Balance	(Discounts)	Basis	Amount (a)	Rate (b)	Rate (b)

March 31, 2005
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$30,702	$126	$30,828	$30,875	6.63%	6.09%
ARMs	2,165,462	40,628	2,206,090	2,215,242	4.14	3.32
Ginnie Mae ARMs	1,014,943	6,949	1,021,892	1,030,909	3.84	3.15

	3,211,107	47,703	3,258,810	3,277,026	4.06	3.29

Non-agency Securities:
Fixed-rate	29,635	11	29,646	29,683	6.77	6.15
ARMs	51,658	548	52,206	52,643	4.39	3.87

	81,293	559	81,852	82,326	5.26	4.72
CMBS – adjustable-rate	50,998	9	51,007	51,039	3.84	3.61

	$3,343,398	$48,271	$3,391,669	$3,410,391	4.09	3.33

					Average	Average
	Principal	Premiums		Carrying	Coupon	Effective
	Balance	(Discounts)	Basis	Amount (a)	Rate (b)	Rate (b)

December 31, 2004
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$35,538	$146	$35,684	$35,739	6.63%	6.19%
ARMs	2,116,454	39,572	2,156,026	2,170,766	3.96	3.11
Ginnie Mae ARMs	1,017,517	7,583	1,025,100	1,033,506	3.87	3.01

	3,169,509	47,301	3,216,810	3,240,011	3.96	3.11

Non-agency Securities:
Fixed-rate	34,338	24	34,362	34,415	6.78	6.27
ARMs	55,615	646	56,261	56,739	4.12	3.49

	89,953	670	90,623	91,154	5.14	4.55
CMBS – adjustable-rate	51,159	10	51,169	51,207	3.44	3.10

	$3,310,621	$47,981	$3,358,602	$3,382,372	3.98	3.16

(a)	Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 10).

(b)	Average Coupon Rate is presented net of servicing and other fees as of the indicated balance sheet date. Average Effective Rate is presented for the quarter then ended, calculated including the amortization of premiums (discounts), mortgage insurance costs on Non-agency Securities and excluding unrealized gains and losses.

NOTE 5 — CMO COLLATERAL AND INVESTMENTS

Collateral pledged to secure CMOs consists of Non-agency Securities and related accrual interest and short-term investments. The components of CMO collateral were as follows (in thousands):

	March 31, 2005	December 31, 2004
Non-agency Securities	$28,673	$54,996
Accrued interest receivable	184	390

	28,857	55,386
Unamortized premium	387	801

	$29,244	$56,187

Credit risk associated with this collateral is borne by AAA-rated private mortgage insurers or subordinated bonds within the related CMO series to which the collateral is pledged, none of which were retained by the Company. The related weighted average effective interest rate was 3.26% during the quarter ended March 31, 2005.

NOTE 6 — REAL ESTATE HELD FOR LEASE

In May 2002 Capstead acquired six “independent” senior living facilities wherein the operator of the facility provides tenants little, if any, medical care (collectively, the “Properties”). The aggregate purchase price of the Properties was $139.7 million including approximately $3.1 million in closing costs and the assumption by Capstead of $19.7 million of related mortgage debt and $101.1 million of tax-exempt bond debt. The Properties were acquired pursuant to purchase agreements initially negotiated and executed by an affiliate of Brookdale Living Communities, Inc. (collectively with its subsidiaries, “Brookdale”) and subsequently assigned to Capstead. Concurrent with the acquisition, the Company entered into a long-term “net-lease” arrangement with Brookdale, under which Brookdale is responsible for the ongoing operation and management of the Properties. Brookdale, an owner, operator, developer and manager of senior living facilities, is a majority-owned affiliate of Fortress Investment Group, LLC which, together with its affiliates, is referred to as Fortress. Fortress is a former affiliate of the Company.

The lease arrangement consists of a master lease covering all of the Properties and individual property-level leases (referred to collectively as the “Lease”). The Lease has an initial term of 20 years and provides for two 10-year renewal periods. Beginning May 1, 2007, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value or Capstead’s original cost, after certain adjustments. Brookdale is responsible for paying all expenses associated with the operation of the Properties, including real estate taxes, other governmental charges, insurance, utilities and maintenance, and an amount representing an attractive cash return on Capstead’s equity in the Properties after payment of monthly debt service, subject to annual increases based upon increases (capped at 3%) in the Core Consumer Price Index. Brookdale is responsible for changes in related debt service requirements under the terms of the Lease; therefore, earnings from this investment are generally not affected by changes in interest rates. Included in Receivables and other assets at March 31, 2005 was $2.9 million in unamortized rent abatements and $1.2 million of rent and other receivables due from Brookdale. Carrying amounts of the Properties were as follows (in thousands):

	March 31, 2005	December 31, 2004
Land	$16,450	$16,450
Buildings	119,550	119,550
Equipment and fixtures	3,600	3,600

	139,600	139,600
Accumulated depreciation	(10,822)	(9,895)

	$128,778	$129,705

NOTE 7 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS

Capstead borrows under uncommitted repurchase arrangements with well-established investment banking firms. Repurchase arrangements pursuant to which the Company pledges mortgage securities as collateral generally have maturities of less than 31 days, although the Company has extended maturities for up to two years on a portion of its borrowings primarily related to the Company’s modest position in fixed-rate and longer-to-reset ARM securities. From time to time the Company may obtain similar borrowings from other parties such as commercial banks to finance investments in financial assets that are not mortgage-backed securities. The terms and conditions of repurchase arrangements and any similar borrowings are negotiated on a transaction-by-transaction basis. These borrowings consisted solely of repurchase arrangements as of March 31, 2005. Related weighted average interest rates, classified by type of collateral and maturities, were as follows for the dates indicated (dollars in thousands):

	March 31, 2005		December 31, 2004
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate
Agency Securities (less than 31 days)	$2,343,782	2.77%	$2,340,755	2.28%
Agency Securities (31 to 90 days)	–	–	54,021	1.98
Agency Securities (91 to 360 days)	374,973	2.37	204,983	2.19
Agency Securities (greater than 360 days)	301,754	2.68	446,744	2.61
Non-agency Securities (less than 31 days)	64,174	3.18	71,140	2.76
CMBS (less than 31 days)	48,214	2.89	48,416	2.54

	$3,132,897	2.73	$3,166,059	2.33

The weighted average effective interest rate on Repurchase arrangements and similar borrowings was 2.52% during the quarter ended March 31, 2005.

NOTE 8 — CMO BORROWINGS

Each series of CMOs issued consists of various classes of fixed-rate and adjustable-rate bonds. Interest is payable monthly at specified rates for all classes. The components of CMOs, along with selected other information, were as follows for the dates indicated (dollars in thousands):

	March 31, 2005	December 31, 2004
CMOs	$28,487	$54,739
Accrued interest payable	103	292

Total obligation	28,590	55,031
Unamortized premium	296	704

	$28,886	$55,735

Range of average interest rates	3.21% to 8.45%	2.29% to 9.60%
Range of stated maturities	2025 to 2028	2025 to 2030
Number of series	4	5

Typically, principal payments on each series are made to each class in the order of their stated maturities so that no payment of principal is made on any class of bonds until all classes having an earlier stated maturity have been paid in full. The maturity of each CMO series is directly affected by the rate of principal prepayments on the related CMO collateral. Each series is also subject to redemption provided certain requirements specified in the related indenture have been met (referred to as “Clean-up Calls”); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. The weighted average effective interest rate for CMO borrowings was 2.33% during the quarter ended March 31, 2005.

NOTE 9 — BORROWINGS SECURED BY REAL ESTATE

The components of Borrowings secured by real estate and related weighted average interest rates (calculated including bond issue cost amortization) were as follows for the dates indicated (dollars in thousands):

	March 31, 2005		December 31, 2004
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate

Mortgage borrowings	$19,100	7.92%	$19,160	7.92%
Tax-exempt bonds	100,841	3.30	100,841	2.98

	$119,941	4.03	$120,001	3.77

Mortgage borrowings consist of a fixed-rate mortgage secured by one senior living facility that matures in 2009. The tax-exempt bonds are credit-enhanced by Fannie Mae and secured by mortgages on the remaining five senior living facilities. Interest rates on the bonds adjust weekly based on the Bond Market Association Municipal Swap Index (“BMA Index”). Interest rate cap agreements with notional amounts aggregating $100.8 million, five-year terms, and cap rates equal to a 6% BMA Index, are held to provide funds to pay interest on the bonds in excess of a 6% BMA Index, should that occur. Monthly interest rate cap and principal reserve fund payments are made to the trustee for the purchase of new cap agreements in 2007 and the eventual retirement of the bonds by 2032. Held in escrow by the bond trustee as of

March 31, 2005 were a total of $4.5 million in interest rate cap reserves, principal reserves and repair and replacement reserves. These funds are included in Receivables and other assets as restricted cash. Also included in Receivables and other assets are $2.8 million in bond issue costs.

The weighted average effective interest rate for all Borrowings secured by real estate (calculated including bond issue cost amortization) was 4.31% for the quarter ended March 31, 2005.

NOTE 10 — DISCLOSURES REGARDING FAIR VALUES OF DEBT SECURITIES

Fair values of the Company’s investments are influenced by changes in, and market expectations for changes in, interest rates and levels of mortgage prepayments as well as other factors beyond the control of management. Fluctuations in fair value caused by changes in interest rates are generally offset in a relatively short period of time because most of the Company’s investments adjust to more current rates at least annually. As of March 31, 2005, $1.4 billion of the Company’s investments in mortgage securities carried unrealized losses totaling $7.3 million compared to $885 million of securities carried at an unrealized loss of $3.5 million at December 31, 2004. Given that managing a large portfolio of mortgage securities remains the core focus of Capstead’s investment strategy, it is likely that these securities will be held to maturity. Consequently, temporary declines in value because of increases in interest rates would not constitute other-than-temporary impairments in value necessitating writedowns, absent a major shift in the Company’s investment focus.

The following tables summarize fair value disclosures for available-for-sale debt securities (in thousands):

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
As of March 31, 2005
Agency Securities:
Fixed-rate	$546	$47	$–	$593
ARMs	3,227,982	25,469	7,300	3,246,151

	3,228,528	25,516	7,300	3,246,744
Non-agency Securities	37,774	507	33	38,248
CMBS	51,007	33	1	51,039
CMO collateral	10,573	180	–	10,753

	$3,327,882	$26,236	$7,334	$3,346,784

As of December 31, 2004
Agency Securities:
Fixed-rate	$606	$55	$–	$661
ARMs	3,181,126	26,467	3,321	3,204,272

	3,181,732	26,522	3,321	3,204,933
Non-agency Securities	41,166	564	33	41,697
CMBS	51,169	39	1	51,207
CMO collateral	12,214	253	–	12,467

	$3,286,281	$27,378	$3,355	$3,310,304

Held-to-maturity debt securities consist of CMO collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Agency Securities and Non-agency Securities. Fair value disclosures for debt securities held-to-maturity were as follows (in thousands):

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
As of March 31, 2005
Released CMO Collateral:
Agency Securities	$30,282	$1,156	$–	$31,438
Non-agency Securities	44,078	888	5	44,961
CMO Collateral	18,491	58	–	18,549

	$92,851	$2,102	$5	$94,948

As of December 31, 2004
Released CMO Collateral:
Agency Securities	$35,078	$1,723	$–	$36,801
Non-agency Securities	49,457	1,345	97	50,705
CMO Collateral	43,720	84	–	43,804

	$128,255	$3,152	$97	$131,310

Sales of released CMO collateral classified as held-to-maturity occasionally occur provided the collateral has paid down to within 10% of its original issuance amounts. There were no dispositions of debt securities for the periods presented.

NOTE 11 — COMPREHENSIVE INCOME

Comprehensive income is net income plus other comprehensive income (loss), which, for the periods presented, consists primarily of the change in unrealized gain on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (in thousands):

	Quarter Ended March 31
	2005	2004
Net income	$7,602	$12,354

Other comprehensive income (loss):
Unrealized loss on derivative financial instruments held as cash flow hedges:
Change in unrealized loss during period	(9)	(128)
Reclassification adjustment for amounts included in net income	(38)	(51)

	(47)	(179)

Unrealized gain on debt securities:
Change in unrealized gain during period	(5,121)	2,672

Other comprehensive income (loss)	(5,168)	2,493

Comprehensive income	$2,434	$14,847

NOTE 12 — NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and weighted average interest rates pertaining to the Company’s investments in financial assets (excludes investments in real estate and related borrowings) (dollars in thousands):

	Quarter Ended March 31
	2005		2004
		Average		Average
	Amount	Rate	Amount	Rate
Interest income:
Mortgage securities and other investments	$28,181	3.33%	$19,437	3.42%
CMO collateral	342	3.26	2,506	6.69

Total interest income	28,523		21,943

Interest expense:
Repurchase arrangements and similar borrowings	19,739	2.52	5,830	1.11
CMO borrowings	244	2.33	2,293	6.12

Total interest expense	19,983		8,123

	$8,540		$13,820

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

	Quarter Ended March 31, 2005
	Rate*	Volume*	Total
Interest income:
Mortgage securities and other investments	$(523)	$9,267	$8,744
CMO collateral	(900)	(1,264)	(2,164)

Total interest income	(1,423)	8,003	6,580

Interest expense:
Repurchase arrangements and similar borrowings	10,109	3,800	13,909
CMO borrowings	(948)	(1,101)	(2,049)

Total interest expense	9,161	2,699	11,860

	$(10,584)	$5,304	$(5,280)

*	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

Capstead Mortgage Corporation (“Capstead” or the “Company”) operates as a real estate investment trust (“REIT”) earning income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments primarily consist of, but are not limited to, residential adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae (collectively, “Agency Securities”). Capstead has also made limited investments in credit-sensitive commercial real estate-related assets, including the direct ownership of real estate. Management believes such investments, when available at favorable prices and combined with the prudent use of leverage, can produce attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates.

The size and composition of Capstead’s investment portfolios depend on investment strategies being implemented by management, the availability of attractively-priced investments and overall market conditions. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, 30-day to two-year interest rates and mortgage prepayments. After having increased the size of the mortgage securities and similar investments portfolio to nearly $3.4 billion during 2004 from $2.2 billion at the previous year-end, during the first quarter of 2005 the Company acquired sufficient ARM securities to replace portfolio runoff and maintain the portfolio at the $3.4 billion level. The Company intends to continue pursuing the acquisition of attractively-priced ARM securities, while also investigating other real estate-related opportunities.

Beginning on June 30, 2004, in response to growth expectations for the United States economy, the Federal Reserve’s Federal Open Market Committee (the “Federal Reserve”) has acted to increase short-term interest rates a total of 175 basis points by raising the federal funds rate 25 basis points at each of its last seven meetings and is expected to further increase rates at future meetings. Higher short-term interest rates are increasing the Company’s borrowing costs, thereby reducing financing spreads (the difference between yields earned on the Company’s mortgage investments and interest rates charged on related borrowings). The effects of rising borrowing costs on financing spreads can eventually be mitigated by ARM security yield increases which are expected to continue resetting higher throughout 2005. However, current market expectations call for the Federal Reserve to continue increasing the federal funds rate 25 basis points at each of its next four scheduled meetings through the end of the third quarter of 2005 for a total of 150 basis points this year, which will further increase the Company’s borrowing rates. In this environment, it is anticipated that portfolio yield increases will not keep pace with rising borrowing rates. As a result, quarterly operating income and dividends will likely continue declining modestly. Once the Federal Reserve slows its pace of raising rates, it is anticipated that ongoing ARM security yield increases will again allow for earnings improvements. Of course, if the Federal Reserve increases the federal funds rate more than 150 basis points in 2005, or in increments greater than 25 basis points at any one of its meetings, the pressure on the Company’s earnings would be more pronounced and an earnings recovery would be further delayed.

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

Book Value per Common Share

As of March 31, 2005, Capstead’s book value per common share was $7.59, a decrease of $0.32 from December 31, 2004. This decrease was caused by declines in the aggregate unrealized gain on the Company’s mortgage investments as a result of the higher interest rate environment and portfolio runoff, and dividend payments in excess of net income. The Company did not sell common shares into the open market during the first quarter of 2005 as it did throughout 2004. Consequently, capital stock transactions had no effect on the change in book value this quarter. The decline in the aggregate unrealized gain on the Company’s mortgage investments (most of which are debt securities carried at fair value with changes in fair value reflected in stockholders’ equity) and other elements of accumulated other comprehensive income lowered book value by $0.27 per share. Dividend payments in excess of net income, which occur primarily because the Company currently distributes all cash flow from its net-leased real estate, lowered book value by $0.05 per share.

The unrealized gain on the Company’s mortgage investments can be expected to fluctuate with changes in portfolio size and composition, as well as changes in interest rates and market liquidity. Such changes will largely be reflected in book value per common share. Book value will also be affected by other factors, including capital stock transactions and the level of dividend distributions relative to quarterly net income; however, temporary changes in fair values of investments not carried at fair value on the Company’s balance sheet generally will not affect book value.

Mortgage Securities and Similar Investments

As of March 31, 2005, the mortgage securities and similar investments portfolio consisted primarily of ARM Agency Securities. ARM securities held by the Company are backed by mortgage loans that have interest rates that adjust at least annually to more current interest rates (“current-reset ARM securities”) or begin doing so after an initial fixed-rate period (“longer-to-reset ARM securities”). Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by AAA-rated private mortgage insurers or by the Company (“Non-agency Securities”). Commercial mortgage-backed securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities (“CMBS”) held by the Company at March 31, 2005 are adjustable-rate mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. Mortgage securities held by Capstead are financed under repurchase arrangements with investment banking firms pursuant to which specific securities are pledged as collateral. Should the Company acquire financial assets that are not mortgage-backed securities, similar financing arrangements with other parties, such as commercial banks, may be employed (see “Liquidity and Capital Resources”).

During the first quarter of 2005, the Company maintained the mortgage securities and similar investments portfolio at approximately $3.4 billion by acquiring ARM securities totaling $297 million which offset $264 million in portfolio runoff. Annualized portfolio runoff rates moderated somewhat to 27% during the first quarter from 29% during the fourth quarter of 2004 but are expected to be higher in the coming quarters, in part due to the portfolio consisting of more newly issued and therefore less seasoned ARM securities than in the past. The Company anticipates that it will continue to pursue acquisitions of ARM securities to replace portfolio runoff during 2005; however, there can be no assurance that attractively-priced ARM securities will continue to be available. To the extent the proceeds of mortgage prepayments and other maturities are not reinvested or cannot be reinvested at a rate of return on invested capital at least equal to the return earned on previous investments, earnings and common dividends may decline. The future size and composition of the Company’s investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability of attractively-priced investments.

The following yield and cost analysis illustrates results achieved during the first quarter of 2005 for components of the mortgage securities and similar investments portfolio and anticipated second quarter 2005 asset yields and borrowing rates based on interest rates in effect on April 21, 2005 (the date first quarter 2005 results were released) (dollars in thousands):

	1st Quarter Average (a)			As of March 31, 2005		Projected	Lifetime
		Actual	Actual	Premiums		2nd Quarter	Runoff
	Basis	Yield/Cost	Runoff	(Discounts)	Basis (a)	Yield/Cost (b)	Assumptions
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$33,336	6.09%	44%	$126	$30,828	6.36%	39%
ARMs	2,181,718	3.32	27	40,628	2,206,090	3.59	32
Ginnie Mae ARMs	1,025,911	3.15	27	6,949	1,021,892	3.40	29

	3,240,965	3.29	28	47,703	3,258,810	3.56	31

Non-agency Securities:
Fixed-rate	32,063	6.15	44	11	29,646	6.40	38
ARMs	53,995	3.87	26	548	52,206	4.30	37

	86,058	4.72	33	559	81,852	50.9	37
CMBS – adjustable-rate	51,077	3.61	1	9	51,007	4.18	1

	3,378,100	3.33	27	$48,271	3,391,669	3.60	31

Borrowings:
30-day LIBOR	2,433,406	2.53			2,456,170	2.99
>30-day LIBOR	705,499	2.46			676,727	2.51

	3,138,905	2.52			3,132,897	2.89

Capital employed/ financing spread	$239,195	0.81			$258,772	0.71

Return on assets (c)		1.00				0.89

(a)	Basis represents Capstead’s investment before unrealized gains and losses. Actual asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b)	Projected annualized yields for the second quarter of 2005 reflect ARM coupon resets and lifetime runoff assumptions as adjusted for expected runoff for this quarter only, as of April 21, 2005. Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) ARM coupon resets, (iii) actual runoff and (iv) any changes in lifetime runoff assumptions. Projected interest rates on borrowings that reset every 30 days at the 30-day London Interbank Offered Rate (“LIBOR”) reflect the 25 basis point increase in the federal funds rate on March 22, 2005 and expectations for additional 25 basis point increases at the May 3 and June 30, 2005 Federal Reserve meetings.

(c)	The Company uses its liquidity to pay down borrowings. Return on assets is calculated on an annualized basis assuming the use of this liquidity to reduce borrowing costs (see “Utilization of Capital and Potential Liquidity”).

Financing spreads declined 27 basis points during the first quarter of 2005 to 0.81%, as higher mortgage investment yields were more than offset by increases in borrowing rates. The overall yield earned on the portfolio averaged 3.33% during the first quarter, a 17 basis point improvement over the prior quarter. Yields on current-reset ARM securities fluctuate as coupon interest rates on underlying mortgage loans reset periodically to a margin over a current short-term interest rate index (typically, a one-year index), generally subject to periodic and lifetime limits or caps. Coupon interest rate resets are expected to continue trending higher in the aggregate, contributing to improving portfolio yields in the coming quarters. For example, based on interest rate expectations as of April 21, 2005, portfolio yields are expected to improve 27 basis points to approximately 3.60% for the second quarter of 2005. By the first quarter of 2006, the average yield on the existing portfolio will likely exceed 4.40%. Yields are also affected by mortgage prepayments, which impact how quickly purchase premiums are amortized to earnings. Actual yields will depend on portfolio composition as well as fluctuations in, and market expectations for fluctuations in, interest rates and mortgage prepayments.

Average rates on borrowings secured by mortgage investments increased 44 basis points to 2.52% during the first quarter of 2005 over the prior quarter and are expected to increase further in the coming quarters. The Federal Reserve has acted to increase short-term interest rates a total of 175 basis points since June 30, 2004 by raising the federal funds rate 25 basis points at each of its last seven meetings and is expected to continue to increase rates in response to current growth expectations for the United States economy. The Company has extended maturities for up to two years on a portion of its borrowings in order to effectively lock in attractive financing spreads on the Company’s modest position in fixed-rate securities and longer-to-reset ARM securities over the average expected fixed-rate terms of these investments. Interest rates on the rest of the Company’s short-term borrowings remain largely dependent on actions by the Federal Reserve to change short-term interest rates, market expectations of future changes in short-term interest rates and the extent of changes in financial market liquidity.

CMO Collateral and Investments

Since exiting the residential mortgage loan conduit business in 1995, Capstead has maintained finance subsidiaries with capacity to issue CMOs and other securitizations backed by residential mortgage loans. The last CMO issued by the Company was in 2000 and the Company does not currently anticipate issuing additional CMOs. In prior years, the Company periodically exercised its right to redeem previously issued CMOs (referred to as “Clean-up Calls”) selling some of the released collateral and holding the rest for investment as part of the Non-agency Securities portfolio. As of March 31, 2005, the Company held Clean-up Call rights on only one of its four remaining CMOs. Consequently, additional gains from CMO redemptions are not anticipated. CMO collateral net of related bonds totaled $358,000 at March 31, 2005, compared to $452,000 at December 31, 2004. Without the issuance of CMOs in which the Company retains residual interests, this portfolio is not expected to contribute significantly to operating results in future periods.

Real Estate Held For Lease

In May 2002 Capstead acquired six “independent” senior living properties wherein the operator of the facility provides tenants little, if any, medical care (the “Properties”). Concurrent with the acquisition of the Properties, the Company entered into a long-term “net-lease” arrangement (the “Lease”) with Brookdale Living Communities, Inc., (“Brookdale”), under which Brookdale is responsible for the ongoing operation and management of the Properties. Brookdale, an owner, operator, developer and manager of senior living facilities, is a majority-owned affiliate of Fortress Investment Group LLC, a former affiliate. Real estate held for lease and related assets, net of accumulated depreciation, related borrowings and other related liabilities, totaled $20.3 million at March 31, 2005 compared to $20.9 million at December 31, 2004. The following table summarizes information about the Properties:

Property	Location	Units (a)		Occupancy (b)	Year Opened
Chambrel at Roswell	Roswell, GA	280 (256 IL; 24 AL	)	98.6%	1987
Chambrel at Pinecastle	Ocala, FL	161 (120 IL; 41 AL	)	100.0	1987
Chambrel at Island Lake	Longwood, FL	269 (229 IL; 40 AL	)	95.9	1985
Chambrel at Montrose	Akron, OH	169 (137 IL; 32 AL	)	95.9	1987
Chambrel at Williamsburg	Williamsburg, VA	255 (200 IL; 55 AL	)	99.2	1987
Chambrel at Club Hill	Garland, TX	260 (192 IL; 68 AL	)	90.4	1987

Total		1,394 (1,134 IL; 260 AL	)	96.5

(a)	IL refers to independent living units. AL refers to assisted living units.

(b)	As of March 31, 2005.

The Lease has an initial term of 20 years and provides for two 10-year renewal periods. Beginning in May 2007, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value or Capstead’s original cost, after certain adjustments. Under the terms of the Lease, Brookdale is responsible for paying all expenses associated with operating the Properties, including real estate taxes, other government charges, insurance, utilities and maintenance, and an amount representing an attractive cash return on Capstead’s equity in the Properties after payment of monthly debt service. In keeping with Capstead’s strategy of investing in assets that can produce attractive returns over the long term with less sensitivity to changes in interest rates, changes in monthly debt service requirements are the responsibility of Brookdale under the terms of the Lease.

Utilization of Capital and Potential Liquidity

The following table illustrates Capstead’s utilization of capital and potential liquidity as of March 31, 2005 in comparison with December 31, 2004 (in thousands):

			Capital	Potential
	Assets	Borrowings	Employed	Liquidity (a)
Mortgage securities and similar investments:
Agency Securities	$3,277,026	$3,020,509	$256,517	$156,868
Non-agency Securities	82,326	64,174	18,152	12,907
CMBS	51,039	48,214	2,825	(85)

	3,410,391	3,132,897	277,494	169,690
CMO collateral	29,244	28,886	358	–
Real estate held for lease (b)	140,215	119,941	20,274	–

	$3,579,850	$3,281,724	298,126	169,690

Other assets, net of other liabilities			31,848	4,079	(c)
First quarter common dividend			(3,397)	(3,397	)(d)
Targeted liquidity reserves for funding principal payments and margin calls			–	(164,966)

			$326,577	$5,406

Balances as of December 31, 2004	$3,579,480	$3,341,795	$332,539	$9,783

(a)	Assets are stated at carrying amounts on the Company’s balance sheet. Potential liquidity is based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of the indicated dates, adjusted separately for targeted liquidity reserves.

(b)	Real estate held for lease includes related assets and is net of accumulated depreciation and other related liabilities.

(c)	Represents unrestricted cash and cash equivalents.

(d)	The first quarter 2005 common dividend was declared March 17, 2005 and paid April 21, 2005 to stockholders of record as of March 31, 2005.

The Company generally finances its mortgage securities and similar investments with well-established investment banking firms using repurchase arrangements and similar borrowings. Assuming potential liquidity is available, these borrowings can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. The Company establishes targeted liquidity reserves reflecting management’s determination of the level of capital necessary to hold in reserve to fund margin calls (requirements to pledge additional collateral or pay down borrowings) required by principal payments (that are not remitted to the Company for 25 to 45 days after any given month-end) and potential declines in market value of pledged assets under stressed market conditions.

CMO collateral is pledged to secure CMO bonds. Real estate held for lease and related assets are pledged to secure long-term borrowings. Although Capstead has no responsibility for CMO bonds or borrowings secured by real estate beyond these assets, the Company’s equity in these investments cannot presently be pledged to secure additional borrowings on a daily basis similar to how the Company finances its mortgage securities using repurchase arrangements. Therefore, any additional borrowings that could be secured by this equity are not included in potential liquidity at this time. Potential liquidity is affected by, among other things, changes in market value of assets pledged under borrowing arrangements, principal prepayments and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of financial leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolios (see “Liquidity and Capital Resources”).

RESULTS OF OPERATIONS

Comparative net operating results (interest income or lease revenue, net of related interest expense and, in the case of CMO administration, related direct and indirect operating expense) by source were as follows (in thousands, except per share amounts):

	Quarter Ended March 31
	2005	2004
Mortgage securities and similar investments:
Agency Securities	$7,749	$11,673
Non-agency Securities	521	1,701
CMBS	136	182
CMO collateral	84	217

Net margin on financial assets	8,490	13,773

Real estate held for lease:
Lease revenue net of related interest expense	1,373	1,440
Real estate depreciation	(927)	(927)

Net margin on real estate held for lease	446	513

Other revenue (expense):
CMO administration and other	196	67
Other operating expense	(1,530)	(1,999)

Total other revenue (expense)	(1,334)	(1,932)

Net income	7,602	12,354
Less cash dividends paid on preferred stock	(5,064)	(5,067)

Net income available to common stockholders	$2,538	$7,287

Operating income *	$3,465	$8,298

Weighted average shares outstanding:
Basic	18,860	14,267
Diluted	18,885	14,620
Operating *	18,885	14,620

Net income per common share:
Basic	$0.13	$0.51
Diluted	0.13	0.50
Operating *	0.18	0.57

Regular common dividends declared per share	$0.18	$0.53

*	Capstead reports operating income per common share (a non-GAAP financial measure calculated excluding depreciation on real estate, any gain on asset sales and the dilutive effects, if present, of the Series B preferred shares) under the belief it provides investors with a useful supplemental measure of the Company’s operating performance. Operating income represents a measure of the amount of funds generated by operations, which may, at the discretion of Capstead’s Board of Directors, be used for reinvestment or distributed to common stockholders as dividends. Depreciation on real estate, although an expense deductible for federal income tax purposes and therefore an item that reduces Capstead’s REIT distribution requirements, is added back to arrive at operating income because it is a noncash expense. Gains are excluded because they are considered non-operating in nature and the amount and timing of any such gains are dependent upon investment strategies and market conditions. The Series B preferred shares are considered dilutive, for diluted net income per common share purposes only, whenever annualized basic net income per common share exceeds $2.15 (the Series B preferred share annualized dividend of $1.26 divided by the current conversion rate of 0.5867). Operating income per common share excludes the dilutive effects, if present, of the Series B preferred shares because it is not economically advantageous to convert these shares at market prices of both the common shares and Series B preferred shares; therefore few, if any, Series B preferred share conversions are expected.

Net margins on financial assets and related financing spreads benefited significantly in prior years from actions taken by the Federal Reserve beginning in 2001 to lower short-term interest rates, which resulted in significantly lower interest rates on the Company’s borrowings even as lower interest rates also led to steadily declining yields on the Company’s adjustable-rate assets and relatively high mortgage prepayment rates. This trend of declining asset yields reversed during the fourth quarter of 2004 leading to two consecutive quarter-over-quarter increases in overall portfolio yields for the first time in over four years. Given current expectations for interest rates, portfolio yields are expected to continue trending higher in the coming quarters.

Short-term interest rates began increasing in June 2004 in response to Federal Reserve actions to raise the federal funds rate. These higher rates resulted in significantly higher borrowing rates contributing to declining net margins and financing spreads for the Company. This illustrates how the Company is impacted immediately when short-term interest rates rise (and fall) while ARM security yields change slowly in comparison because coupon interest rates on the underlying mortgage loans generally reset only once a year and the amount of each reset can be limited or capped.

Because the majority of Capstead’s financial asset portfolios currently consist of ARM securities, management believes Capstead is well positioned to manage through the anticipated higher interest rate environment, albeit at reduced financing spreads and, therefore, at a reduced earnings level than that achieved the last several years when short-term interest rates were declining. See “Financial Condition – “Overview” and “Mortgage Securities and Similar Investments” for further discussion of the current operating environment.

Key operating statistics for each component of the mortgage securities and similar investments portfolio were as follows for the indicated periods (dollars in millions):

	Quarter Ended March 31
	2005	2004

Agency Securities:
Portfolio	$3,241	$2,007
Yields	3.29%	3.33%
Borrowing rates	2.50	1.07
Financing spreads	0.79	2.26
Portfolio runoff rates (annualized)	27.61	21.65

Non-agency Securities:
Portfolio	$86	$188
Yields	4.72%	4.88%
Borrowing rates	2.91	1.52
Financing spreads	1.81	3.36
Portfolio runoff rates (annualized)	33.47	45.25

CMBS:
Portfolio	$51	$73
Yields	3.61%	2.19%
Borrowing rates	2.70	1.29
Financing spreads	0.91	0.90
Portfolio runoff rates (annualized)	1.25	5.80

The Agency Securities portfolio continues to be the primary contributor to Capstead’s operating results. However, the impact of lower financing spreads was evident in current quarter results, which were less than in the same period in 2004 despite a higher average portfolio outstanding. Non-agency Securities contributed less to operating results during the current quarter primarily because of a lower average portfolio outstanding but results were also negatively affected by lower financing spreads. This portfolio declined with runoff and the March 2004 securitization and transfer of $53 million of high coupon fixed-rate Non-agency Securities into Fannie Mae Agency Securities. Unlike residential ARM securities, Capstead’s CMBS holdings adjust monthly to changes in 30-day LIBOR. Consequently, financing spreads have held steady. However, results from this portfolio have been impacted by declining portfolio balances.

Real estate held for lease contributed less to operating results during the current quarter primarily because late in 2004 Capstead was released from a $6 million line of credit requirement that the properties’ tenant was paying Capstead $79,000 a quarter to provide. This decline was partially offset by a May 1, 2004 scheduled rent increase.

CMO collateral balances have declined significantly the last several years primarily because of high mortgage prepayments and the exercise of Clean-up Calls. With continued runoff of this portfolio, related contributions to operating results are expected to continue declining. With declining CMO and Non-agency Securities portfolio balances for which the Company provides administrative services, CMO administration revenue also is continuing to trend lower. Other revenue was higher during the first quarter of 2005 compared to the same period in 2004 due primarily to higher overnight investment earnings and a $65,000 recovery on a 1997 loan loss.

Other operating expense was lower in the current quarter compared to the same period in 2004 primarily because of lower current year accruals for incentive fees reflecting expectations for lower 2005 earnings and dividends and the effects on book value of declines in unrealized gains on mortgage securities.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on mortgage securities and similar investments. Other sources of funds include proceeds from other borrowing arrangements, proceeds from asset sales, unrestricted payments received on real estate held for lease and proceeds from equity offerings. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its capital. Because the level of these borrowings can be adjusted on a daily basis, the level of unrestricted cash and cash equivalents carried on the balance sheet is less important than the Company’s potential liquidity available under its borrowing arrangements. The table included under “Financial Condition – Utilization of Capital and Potential Liquidity” and accompanying discussion illustrates additional funds potentially available to the Company as of March 31, 2005, as adjusted for targeted liquidity reserves. The Company currently believes that it has ample liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Borrowings under repurchase arrangements secured by mortgage securities totaled $3.1 billion at March 31, 2005. Most of these borrowings have maturities of less than 31 days, although from time to time the Company may enter into longer-term arrangements as it has done on a portion of its borrowings totaling $677 million as of quarter end (see discussion above under “Mortgage Securities and Similar Investments”). Capstead has uncommitted repurchase facilities with investment banking firms to finance these investments, subject to certain conditions. Interest rates on these borrowings are generally based on 30-day London Interbank Offered Rate (“LIBOR”) (or a corresponding benchmark rate for longer-term arrangements) and related terms and conditions are negotiated on a transaction-by-transaction basis.

Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality, and liquidity conditions within the investment banking, mortgage finance and real estate industries.

CMO borrowings totaled $29 million at March 31, 2005 and are secured by CMO collateral pledged to the related indentures. As such, recourse is limited to this collateral and therefore has a limited impact on Capstead’s liquidity and capital resources. Mortgage prepayments and Clean-up Calls affect the maturity of each CMO series.

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

After having raised over $64 million of new common equity during 2004 through limited open market sales, no such sales occurred during the first quarter of 2005 but may resume later in 2005 if market conditions allow.

EFFECTS OF INTEREST RATE CHANGES

Interest Rate Sensitivity on Operating Results

Capstead performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All financial assets and derivative financial instruments (“Derivatives”) held are included in this analysis. The sensitivity of components of Other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. Because under the terms of the Lease the lessee is responsible for changes in related debt service requirements, earnings from the Company’s investment in net-leased real estate are generally not affected by changes in interest rates. The model incorporates management assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for purposes of amortizing investment premiums and discounts. These assumptions are developed through a combination of historical analysis and future expected pricing behavior. Capstead had the following estimated earnings sensitivity profile as of March 31, 2005 and December 31, 2004, respectively (dollars in thousands):

10-year
	30-day	U.S.
	LIBOR	Treasury
	Rate	Rate	Immediate Change In:*
30-day LIBOR rate			Flat	Up 1.00%	Up 1.00%	Up 2.00%
10-year U.S. Treasury rate			Down 1.00%	Flat	Up 1.00%	Up 2.00%
Projected 12-month earnings change:
March 31, 2005	2.87%	4.45%	$(2,247)	$(15,851)	$(14,988)	$(34,077)
December 31, 2004	2.40	4.22	(2,297)	(12,760)	(11,793)	(29,259)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no guarantee that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.

Income simulation modeling is the primary tool used by management to assess the direction and magnitude of changes in net margins on financial assets resulting from changes in interest rates. Key assumptions in the model include mortgage prepayment rates, changes in market conditions and management’s financial capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net margins or precisely predict the impact of higher or lower interest rates on net margins. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors.

General Discussion of Effects of Interest Rate Changes

Changes in interest rates may affect Capstead’s earnings in various ways. Earnings currently depend, in large part, on the difference between the interest received on mortgage securities and similar investments, and the interest paid on related borrowings, most of which are based on 30-day LIBOR. The resulting financing spread may be reduced or even turn negative in a rising short-term interest rate environment. Because the mortgage securities and similar investments portfolio currently consists primarily of current-reset ARM securities, the effects of rising short-term interest rates on borrowing costs can eventually be mitigated by increases in the rates of interest earned on the underlying ARM loans, which generally reset periodically to a margin over a current short-term interest rate index (typically a one-year index) subject to periodic and lifetime limits, referred to as caps. Additionally, the Company has extended maturities on a portion of its borrowings, which has effectively locked in attractive financing spreads on the Company’s modest position in fixed-rate and longer-to-reset ARM securities over the average expected fixed-rate terms of these investments. As of March 31, 2005 the Company’s ARM securities featured the following average coupon rates, and average periodic and lifetime caps (dollars in thousands):

		Average	Average	Average	Months
		Coupon	Periodic	Lifetime	To
ARM Type	Basis *	Rate	Cap	Cap	Roll
Agency Securities:
Fannie Mae/Freddie Mac:
Current-reset	$1,689,491	3.98%	2.08%	10.83%	6.0
Longer-to-reset	516,600	4.65	4.48	10.62	25.7
Ginnie Mae	1,021,892	3.84	1.00	9.94	5.6
Non-agency Securities	52,206	4.39	1.72	11.24	5.9

	$3,280,189	4.05	2.12	10.53	9.0

*	Basis represents the Company’s investment before unrealized gains and losses.

Since only a portion of the ARM loans underlying these securities reset each month subject to periodic and lifetime caps, interest rates on related borrowings can rise to levels that may exceed the interest rates on the underlying loans, contributing to lower or even negative financing spreads. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively effect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected. To provide some protection to financing spreads against rising interest rates, the Company may from time to time enter into longer-term repurchase arrangements on a portion of its borrowings (as it has done currently on borrowings related to its fixed-rate and longer-to-reset ARM securities) or invest in Derivatives such as interest rate swap or cap agreements. At March 31, 2005, the Company did not own any Derivatives for this purpose.

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

The availability of credit for commercial mortgage loans may be dependent upon economic conditions in the markets where such properties are located, as well as the willingness and ability of lenders to make such loans. The availability of funds in the credit markets fluctuates and there can be no assurance that the availability of such funds will increase above, or will not contract below, current levels. In addition, the availability of similar commercial properties, and the competition for available credit, may affect the ability of potential purchasers to obtain financing for the acquisition of properties. This could affect the repayment of commercial mortgages.

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

Similarly, junior liens and other forms of subordinated financing on single commercial properties carry greater credit risk than senior lien financing, including a substantially greater risk of non-payment of interest or principal. A decline in the value of the underlying real estate could be large enough such that the aggregate outstanding balances of senior liens could exceed the value of the real estate. In the event of default on a senior loan, the junior lienholder may need to make payments on the senior loans in order to prevent foreclosure. Because the senior lienholders generally have priority on proceeds from liquidating the underlying real estate, junior lienholders may not recover all or any of their investment. To compensate for this heightened credit risk, these loans generally earn substantially higher yields.

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

RISKS ASSOCIATED WITH OWNING REAL ESTATE

The direct ownership of commercial real estate involves a number of risks. With its first acquisition of real estate, Capstead has attempted to mitigate these risks by entering into a long-term ‘net-lease’ arrangement whereby the lessee is responsible for the ongoing operation and management of the properties and for paying all expenses associated with the operation of the properties. Although reduced by this net-lease arrangement, risks of ownership remain, including:

•	The risk that changes in economic conditions or real estate markets may adversely affect the value of the properties.

•	During inflationary periods, which are generally accompanied by rising interest rates, increases in operating costs and borrowing rates may be greater than increases in lessee revenues from operating properties. Over an extended period of time, this could result in lessee defaults.

•	The risk that a deterioration of local conditions could adversely affect the ability of a lessee to profitably operate a property. For instance, an oversupply of senior living properties could hamper the leasing of senior living units at favorable rates. This could ultimately affect the value of the properties.

•	Changes in tax, zoning or other laws could make properties less attractive or less profitable.

•	An owner cannot be assured that lessees will elect to renew their leases when the terms expire. If a lessee does not renew its lease or otherwise defaults on its lease obligations, there is no assurance the owner can obtain a substitute lessee on acceptable terms. If the owner cannot obtain another qualified operator to lease a property, the owner may be required to modify the property for a different use, which may involve significant capital expenditures and delays in re-leasing the property.

•	The risk that lessees will not perform under their leases, reducing the owner’s income from the leases or requiring the owner to assume costs (such as real estate taxes, insurance, utilities and maintenance) that are the lessees’ responsibility under net-leases. In the case of special-purpose real estate such as senior living facilities, compliance with licensing requirements could complicate or delay the transfer of operational control of such properties. This could lead to a significant cash flow burden for the owner to service the debt and otherwise maintain the properties.

•	Net-leases generally require the lessee to carry comprehensive liability, casualty, workers’ compensation and rental loss insurance. The required coverage is typical of the type and amount customarily obtained by an owner of similar properties. However, there are some types of losses, such as catastrophic acts of nature, for which insurance cannot be obtained at a commercially reasonable cost. If there is an uninsured loss or a loss in excess of insurance limits, the owner could lose both the revenues generated by the affected property and the capital invested in the property. The owner would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property.

•	Investments in real estate are subject to various federal, state and local regulatory requirements including the Americans with Disabilities Act (the “ADA”). The ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations be made to commercial facilities to conform to accessibility guidelines. Failure to comply with the ADA can result in injunctions, fines, damage awards to private parties and additional capital expenditures to remedy noncompliance. Existing requirements may change and compliance with future requirements may involve significant unanticipated expenditures. Typically these expenditures would be the responsibility of the lessee under the terms of net-leases; however, if lessees fail to perform these obligations, the owner may be required to do so.

•	Under federal, state and local environmental laws, the owner may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at its properties, regardless of its knowledge or actual responsibility, simply because of current or past ownership of the real estate. If unidentified environmental problems arise, the owner may have to make substantial payments, which could adversely affect cash flow and the ability to make distributions to stockholders. This is because:

1.	The owner may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination.

2.	The law may impose clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination. Even if more than one person is responsible for the contamination, each person who shares legal liability under environmental laws may be held responsible for all of the clean-up costs.

3.	Governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

•	In investigating the acquisition of real estate, environmental studies are typically performed to establish the existence of any contamination. In addition, net-leases generally require lessees to operate properties in compliance with environmental laws and to indemnify the owner against environmental liability arising from the operation of such properties.

•	An owner may desire to sell a property in the future because of changes in market conditions or poor lessee performance or to avail itself of other opportunities. An owner may also be required to sell a property to meet debt obligations or avoid a default. Unlike investments in mortgage securities, real estate cannot always be sold quickly, and there can be no assurance that a property can be sold at a favorable price or that a prospective buyer will view existing lease or operating arrangements favorably. In addition, a property may require restoration or modification before it is sold.

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

If Capstead REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income tax at regular corporate rates and would not receive a deduction for dividends paid to stockholders. If this were the case, the amount of after-tax income available for distribution to stockholders would decrease substantially. As long as Capstead REIT qualifies as a REIT, it will generally be taxable only on its undistributed taxable income. Distributions out of current or accumulated taxable earnings and profits will be taxed to stockholders as ordinary income or capital gain, as the case may be, and will not qualify for the dividend tax rate reduction to 15% enacted as part of the Jobs and Growth Tax Relief Act of 2002, except as discussed below. Distributions in excess of Capstead REIT’s current or accumulated earnings and profits will constitute a non-taxable return of capital to the stockholders (except insofar as such distributions exceed a stockholder’s cost basis of the shares of stock). Distributions by the Company will not be eligible for the dividends received deduction for corporations. Should the Company incur losses, stockholders will not be entitled to include such losses in their individual income tax returns.

Capstead may find it advantageous from time-to-time to elect taxable REIT subsidiary status for certain of its subsidiaries. All taxable income of Capstead’s taxable REIT subsidiaries, if any, is subject to federal and state income taxes, where applicable. Capstead REIT’s taxable income will include the income of its taxable REIT subsidiaries only upon distribution of such income to Capstead REIT, and only if these distributions are made out of current or accumulated earnings and profits of a taxable REIT subsidiary. Should this occur, a portion of Capstead’s distributions to its stockholders could qualify for the 15% dividend tax rate provided by the Jobs and Growth Tax Relief Act of 2002.

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

Under the current interpretation of the staff of the Securities and Exchange Commission (“SEC”), in order to be exempted from regulation as an investment company, a REIT must, among other things, maintain at least 55% of its assets directly in qualifying real estate interests. In satisfying this 55% requirement, a REIT may treat mortgage-backed securities issued with respect to an underlying pool to which it holds all issued certificates as qualifying real estate interests. If the SEC or its staff adopts a contrary interpretation of such treatment, the REIT could be required to sell a substantial amount of these securities or other non-qualified assets under potentially adverse market conditions.

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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:

•	Amortization of Premiums and Discounts on Financial Assets and Borrowings – Premiums and discounts on financial assets and borrowings are recognized in earnings as adjustments to interest income or interest expense by the interest method over the estimated lives of the related assets or borrowings. For most of Capstead’s financial assets, estimates and judgments related to future levels of mortgage prepayments are critical to this determination. Mortgage prepayment expectations can vary considerably from period to period based on current and projected changes in interest rates and other factors such as portfolio composition.

•	Fair Value and Impairment Accounting for Financial Assets – Most of Capstead’s mortgage securities and similar investments are classified as held available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors, such as market liquidity. Considerable judgment is required interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity (see “NOTE 10” to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets). Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of an individual asset below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge.

•	Depreciation and Impairment Accounting for Real Estate held for Lease – Real estate is carried at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of buildings, equipment and fixtures. If a significant adverse event or change in circumstances occurs, management would assess if the values of the Company’s real estate properties have become impaired. If estimated operating cash flows (undiscounted and without interest charges) of a property over its remaining useful life are less than its net carrying value, the difference between net carrying value and fair value would be included in Other revenue (expense) as an impairment charge. Considerable judgment is required in determining useful lives of components of real estate properties and in estimating operating cash flows, particularly during periods of changing circumstances.

FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. Capstead’s actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of the Company’s investments and unforeseen factors. Relative to the Company’s investments in financial assets, these factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments from both an investment return and regulatory perspective, fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors. Relative to direct investments in real estate, these factors may include, but are not limited to, lessee performance under lease agreements, changes in general as well as local economic conditions and real estate markets, increases in competition and inflationary pressures, changes in the tax and regulatory environment including zoning and environmental laws, uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs.

COMPARISON OF OPERATING INCOME AND DILUTED INCOME PER SHARE

The following table compares the calculation of operating income and operating income per common share to net income and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2005		March 31, 2004
	Operating	Diluted	Operating	Diluted
Net income	$7,602	$7,602	$12,354	$12,354
Adjustments for:
Depreciation on real estate	927	–	927	–
Series B preferred dividends	(5,064)	(5,064)	(4,983)	(4,983)

	$3,465	$2,538	$8,298	$7,371

Weighted average common shares outstanding	18,860	18,860	14,267	14,267
Net effect of dilutive securities:
Stock options	25	25	39	39
Preferred A shares	–	–	314	314

	18,885	18,885	14,620	14,620

Per common share	$0.18	$0.13	$0.57	$0.50

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

PART II. — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders was held April 21, 2005.

(b)	The board members included in (c) below were elected to Capstead’s Board of Directors (constituting the entire Board of Directors).

(c)	The following items were voted on at the annual meeting:

			Withheld/	Broker
	For	Against	Abstentions	Non-votes
• Election of board members:
Andrew F. Jacobs	17,650,316	–	418,771	–
Gary Keiser	17,636,806	–	432,281	–
Paul M. Low	17,622,069	–	447,018	–
Michael G. O’Neil	17,643,028	–	426,059	–
Howard Rubin	17,664,831	–	404,256	–
Mark S. Whiting	17,634,847	–	434,240	–

• Ratify Appointment of Ernst & Young LLP as Independent Auditors	17,800,346	158,099	110,642	–
• Other matters (no other matters)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: The following Exhibits are presented herewith:

Exhibit 12 – Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31.1 – Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated January 27, 2005 announcing fourth quarter 2004 financial results, record date for Annual Meeting of Stockholders and common dividend schedule for 2005.

Current Report on Form 8-K dated March 17, 2005 declaring first quarter 2005 common dividend.

Current Report on Form 8-K dated April 21, 2005 announcing first quarter 2005 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: April 26, 2005	By:	/s/ ANDREW F. JACOBS

Andrew F. Jacobs
President and Chief Executive Officer

Date: April 26, 2005	By:	/s/ PHILLIP A. REINSCH

Phillip A. Reinsch
Senior Vice President and Chief Financial Officer