Form 10-Q
period 2005-06-30
CAPSTEAD MORTGAGE CORP
filed 2005-08-01
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
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
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	19,043,297 as of July 29, 2005

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005
INDEX

Page
PART I. — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets — June 30, 2005 and December 31, 2004	3

Consolidated Statements of Operations — Quarter and Six Months Ended June 30, 2005 and 2004	4

Consolidated Statements of Cash Flows — Six Months Ended June 30, 2005 and 2004	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3. Qualitative and Quantitative Disclosure of Market Risk	33

ITEM 4. Controls and Procedures	33

PART II. — OTHER INFORMATION

ITEM 5. Other Information	33

ITEM 6. Exhibits and Reports on Form 8-K	34

SIGNATURES	35
Form of Master Agreement
Forms of Non-Qualified Stock Option & Restricted Stock Agreements - Non-Employee
Forms of Non-Qualified Stock Option & Restricted Stock Agreements - Employees
2005 Non-Qualified Stock Option
Computation of Ratio of Earnings to Combined Fixed Charges
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

ITEM 1. FINANCIAL STATEMENTS
PART I. — FINANCIAL INFORMATION
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)	(NOTE 2)
Assets
Mortgage securities and similar investments ($3.4 billion pledged under repurchase arrangements in 2005)	$3,486,161	$3,382,372
CMO collateral	22,657	56,187

	3,508,818	3,438,559
Real estate held for lease, net of accumulated depreciation	127,851	129,705
Receivables and other assets	52,873	46,688
Cash and cash equivalents	181	73,030

	$3,689,723	$3,687,982

Liabilities
Repurchase arrangements and similar borrowings	$3,206,954	$3,166,059
Collateralized mortgage obligations (“CMOs”)	22,366	55,735
Borrowings secured by real estate	119,884	120,001
Common stock dividend payable	1,903	4,151
Accounts payable and accrued expenses	10,074	9,497

	3,361,181	3,355,443

Stockholders’ equity
Preferred stock — $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 202 shares issued and outstanding at June 30, 2005 and December 31, 2004 ($3,317 aggregate liquidation preference)	2,827	2,827
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at June 30, 2005 and December 31, 2004 ($180,025 aggregate liquidation preference)	176,705	176,705
Common stock — $0.01 par value; 100,000 shares authorized; 19,043 and 18,867 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	191	189
Paid-in capital	514,969	516,704
Accumulated deficit	(387,718)	(387,718)
Accumulated other comprehensive income	21,568	23,832

	328,542	332,539

	$3,689,723	$3,687,982

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Interest income:
Mortgage securities and similar investments	$30,214	$19,279	$58,395	$38,716
CMO collateral	375	1,866	717	4,372

Total interest income	30,589	21,145	59,112	43,088

Interest and related expense:
Repurchase arrangements and similar borrowings	23,445	6,967	43,185	12,797
CMO borrowings	303	1,659	546	3,952
Mortgage insurance and other	46	67	96	114

Total interest and related expense	23,794	8,693	43,827	16,863

Net margin on financial assets	6,795	12,452	15,285	26,225

Real estate lease income	2,890	2,434	5,540	4,959

Real estate-related expense:
Interest	1,501	1,061	2,778	2,146
Depreciation	927	927	1,854	1,854

Total real estate-related expense	2,428	1,988	4,632	4,000

Net margin on real estate held for lease	462	446	908	959

Other revenue (expense):
Other revenue	215	249	411	316
Other operating expense	(1,482)	(1,332)	(3,012)	(3,331)

Total other revenue (expense)	(1,267)	(1,083)	(2,601)	(3,015)

Net income	$5,990	$11,815	$13,592	$24,169

Net income	$5,990	$11,815	$13,592	$24,169
Less cash dividends paid on preferred shares	(5,064)	(5,064)	(10,128)	(10,131)

Net income available to common stockholders	$926	$6,751	$3,464	$14,038

Net income per common share:
Basic	$0.05	$0.44	$0.18	$0.95
Diluted	0.05	0.44	0.18	0.94

Cash dividends declared per share:
Common	$0.100	$0.500	$0.280	$1.030
Series A Preferred	0.400	0.400	0.800	0.800
Series B Preferred	0.315	0.315	0.630	0.630
See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30
	2005	2004
Operating activities:
Net income	$13,592	$24,169
Noncash items:
Amortization of discount and premium	10,131	5,510
Depreciation and other amortization	2,238	2,302
Net change in receivables, other assets, accounts payable and accrued expenses	(3,586)	(2,942)

Net cash provided by operating activities	22,375	29,039

Investing activities:
Purchases of mortgage securities and similar investments	(710,966)	(787,353)
Principal collections on mortgage securities and similar investments	592,442	350,408
CMO collateral:
Principal collections	32,690	61,358
Decrease in accrued interest receivable	242	392

Net cash used in investing activities	(85,592)	(375,195)

Financing activities:
Net increase in repurchase arrangements and similar borrowings	40,895	410,893
Principal payments on borrowings secured by real estate	(117)	(105)
CMO borrowings:
Principal payments on securities	(32,543)	(60,975)
Decrease in accrued interest payable	(217)	(364)
Capital stock transactions	26	30,314
Dividends paid	(17,676)	(26,767)

Net cash (used in) provided by financing activities	(9,632)	352,996

Net change in cash and cash equivalents	(72,849)	6,840
Cash and cash equivalents at beginning of period	73,030	16,340

Cash and cash equivalents at end of period	$181	$23,180

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(unaudited)
NOTE 1 — BUSINESS
Capstead Mortgage Corporation (together with its subsidiaries, “Capstead” or the “Company”) operates as a real estate investment trust (“REIT”) headquartered in Dallas, Texas. Capstead earns income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments currently consist primarily of, but are not limited to, residential financial assets, specifically adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae (collectively, “Agency Securities”). Capstead also seeks to opportunistically invest a portion of its equity in credit-sensitive commercial real estate-related assets, including, but not limited to, direct ownership interests in commercial real estate as well as mezzanine loans and other junior liens on commercial real estate. Management believes such investments, when available at favorable prices and combined with the prudent use of leverage, can produce attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates.
The earning capacity of Capstead’s financial asset portfolios is influenced by the overall size and composition of the portfolios, which depends on investment strategies being implemented by management, the availability of attractively-priced investments and overall market conditions. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, short-term interest rates and mortgage prepayments. Financing spreads (the difference between yields earned on these investments and interest rates charged on related borrowings) have declined from the historically wide levels achieved the last several years when short-term interest rates were lower and are expected to continue declining before beginning to recover once the Federal Reserve Open Market Committee slows its pace of raising short-term interest rates.
NOTE 2 — BASIS OF PRESENTATION
Interim Financial Reporting
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
Stock-Based Compensation
Capstead currently accounts for stock-based awards for employees and directors under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB25”). Under APB25 compensation cost for stock-based awards for employees and directors is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount to be paid to acquire the stock and is recognized in Other operating expense as the awards vest and restrictions lapse on a straight-line basis. If the Company had expensed stock-based compensation costs determined using the fair value-based methodology prescribed by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation” (“SFAS 123”), such expense would have been higher by less than $25,000 for the three and six months ended June 30, 2005, respectively, which would have had no effect on reported diluted net income per common share for the periods presented.
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

	Quarter Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Numerator for basic net income per common share:
Net income	$5,990	$11,815	$13,592	$24,169
Less all preferred share dividends	(5,064)	(5,064)	(10,128)	(10,131)

Net income available to common stockholders	$926	$6,751	$3,464	$14,038

Weighted average common shares outstanding	18,869	15,237	18,865	14,752

Basic net income per common share	$0.05	$0.44	$0.18	$0.95

Numerator for diluted net income per common share:
Net income	$5,990	$11,815	$13,592	$24,169
Less dividends on antidilutive convertible preferred shares	(5,064)	(4,983)	(10,128)	(9,966)

	$926	$6,832	$3,464	$14,203

Denominator for diluted net income per common share:
Weighted average common shares outstanding	18,869	15,237	18,865	14,752
Net effect of dilutive stock options	39	30	40	35
Net effect of dilutive Series A preferred shares	—	311	—	313

	18,908	15,578	18,905	15,100

Diluted net income per common share	$0.05	$0.44	$0.18	$0.94

For dilutive net income per common share purposes, the Series A and B preferred shares are considered dilutive whenever annualized basic net income per common share exceeds each Series’ annualized dividend divided by the conversion rate applicable for that period.

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS
The Company classifies its investments in mortgage securities and similar financial assets by collateral type and interest rate characteristics. Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities consist of private mortgage pass-through securities originally formed prior to 1995 when the Company operated a mortgage conduit. These securities are backed by residential mortgage loans whereby the related credit risk of the underlying loans is borne by the Company or by AAA-rated private mortgage insurers (“Non-agency Securities”). Included in Receivables and other assets as restricted cash at June 30, 2005 was $6.0 million in related reserve funds for special hazards (e.g. earthquake or mudslide-related losses) and certain bankruptcy losses. Commercial mortgage securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower bond classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities (“CMBS”) held by the Company as of June 30, 2005 are mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. The maturity of mortgage securities is directly affected by the rate of principal prepayments on the underlying loans.
Fixed-rate investments generally are mortgage securities backed by mortgage loans that have fixed rates of interest over the life of the loans. Adjustable-rate investments generally are mortgage securities backed by mortgage loans that have interest rates that adjust at least annually to more current interest rates (“current-reset ARM securities”) or begin doing so after an initial fixed-rate period (“longer-to-reset ARM securities”). Mortgage loans underlying current-reset ARM securities either (i) adjust annually based on a specified margin over the one-year Constant Maturity U.S. Treasury Note Rate or the one-year London Interbank Offered Rate (“LIBOR”), (ii) adjust semiannually based on a specified margin over six-month LIBOR, or (iii) adjust monthly based on a specific margin over an index such as LIBOR or the Eleventh District Federal Reserve Bank Cost of Funds Index, usually subject to periodic and lifetime limits on the amount of such adjustments during any single interest rate adjustment period and over the life of the loan. Mortgage loans underlying longer-to-reset ARM securities generally have initial fixed rates of interest of three to five years before beginning to adjust in rate as described above. The average period until initial reset for the $571 million in longer-to-reset ARM securities held by the Company as of June 30, 2005 was 25 months compared to less than 6 months to the next reset date for the Company’s current-reset ARM securities. CMBS held as of June 30, 2005 adjust monthly based on a specified margin over 30-day LIBOR. Mortgage securities and similar investments and related weighted average rates were as follows (dollars in thousands):

					Average	Average
	Principal	Premiums		Carrying	Coupon	Effective
	Balance	(Discounts)	Basis	Amount(a)	Rate(b)	Rate(b)

June 30, 2005
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$28,090	$109	$28,199	$28,241	6.62%	6.23%
ARMs	2,313,752	44,431	2,358,183	2,369,209	4.48	3.47
Ginnie Mae ARMs	945,275	5,879	951,154	961,272	3.98	3.35

	3,287,117	50,419	3,337,536	3,358,722	4.35	3.46

Non-agency Securities:
Fixed-rate	27,237	7	27,244	27,281	6.77	6.38
ARMs	48,359	487	48,846	49,292	4.78	4.34

	75,596	494	76,090	76,573	5.50	5.08
CMBS — adjustable-rate	50,834	7	50,841	50,866	4.26	4.08

	$3,413,547	$50,920	$3,464,467	$3,486,161	4.38	3.51

					Average	Average
	Principal	Premiums		Carrying	Coupon	Effective
	Balance	(Discounts)	Basis	Amount(a)	Rate(b)	Rate(b)

December 31, 2004
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$35,538	$146	$35,684	$35,739	6.63%	6.19%
ARMs	2,116,454	39,572	2,156,026	2,170,766	3.96	3.11
Ginnie Mae ARMs	1,017,517	7,583	1,025,100	1,033,506	3.87	3.01

	3,169,509	47,301	3,216,810	3,240,011	3.96	3.11

Non-agency Securities:
Fixed-rate	34,338	24	34,362	34,415	6.78	6.27
ARMs	55,615	646	56,261	56,739	4.12	3.49

	89,953	670	90,623	91,154	5.14	4.55
CMBS — adjustable-rate	51,159	10	51,169	51,207	3.44	3.10

	$3,310,621	$47,981	$3,358,602	$3,382,372	3.98	3.16

(a)	Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 10).

(b)	Average Coupon Rate is presented net of servicing and other fees as of the indicated balance sheet date. Average Effective Rate is presented for the quarter then ended, calculated including the amortization of premiums (discounts), mortgage insurance costs on Non-agency Securities and excluding unrealized gains and losses.
NOTE 5 — CMO COLLATERAL AND INVESTMENTS
Collateral pledged to secure CMOs consists of Non-agency Securities and related accrual interest. The components of CMO collateral were as follows (in thousands):

	June 30, 2005	December 31, 2004
Non-agency Securities	$22,178	$54,996
Accrued interest receivable	148	390

	22,326	55,386
Unamortized premium	331	801

	$22,657	$56,187

Subsequent to quarter-end, the Company exercised its right to redeem one of its three outstanding CMOs and transfer the $12 million in released collateral to the Non-agency Securities portfolio. Credit risk associated with the remaining collateral is borne by subordinated bonds within the related CMO series to which the collateral is pledged, none of which were retained by the Company. The related weighted average effective interest rate was 5.76% during the quarter ended June 30, 2005.
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

The lease arrangement consists of a master lease covering all of the Properties and individual property-level leases (referred to collectively as the “Lease”). The Lease has a remaining term of approximately 17 years and provides for two 10-year renewal periods. Beginning May 1, 2007, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value (unencumbered by the Lease) or Capstead’s original cost, after certain adjustments. Brookdale is responsible for paying all expenses associated with the operation of the Properties, including real estate taxes, other governmental charges, insurance, utilities and maintenance, and an amount representing an attractive cash return on Capstead’s equity in the Properties after payment of monthly debt service, subject to annual increases based upon increases (capped at 3%) in the Core Consumer Price Index. Brookdale is responsible for changes in related debt service requirements under the terms of the Lease; therefore, earnings from this investment are generally not affected by changes in interest rates. Included in Receivables and other assets at June 30, 2005 was $2.9 million in unamortized rent abatements and $1.2 million of rent and other receivables due from Brookdale. Carrying amounts of the Properties were as follows (in thousands):

	June 30, 2005	December 31, 2004
Land	$16,450	$16,450
Buildings	119,550	119,550
Equipment and fixtures	3,600	3,600

	139,600	139,600
Accumulated depreciation	(11,749)	(9,895)

	$127,851	$129,705

NOTE 7 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS
Capstead borrows under uncommitted repurchase arrangements with well-established investment banking firms. Repurchase arrangements pursuant to which the Company pledges mortgage securities as collateral generally have maturities of less than 31 days, although from time to time the Company may extend maturities on a portion of its borrowings. From time to time the Company may obtain similar borrowings from other parties such as commercial banks to finance investments in financial assets that are not mortgage-backed securities. The terms and conditions of repurchase arrangements and any similar borrowings are negotiated on a transaction-by-transaction basis. These borrowings consisted solely of repurchase arrangements as of June 30, 2005. Related weighted average interest rates, classified by type of collateral and maturities, were as follows for the dates indicated (dollars in thousands):

	June 30, 2005		December 31, 2004
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate
Agency Securities (less than 31 days)	$2,392,050	3.21%	$2,340,755	2.28%
Agency Securities (31 to 90 days)	50,803	2.30	54,021	1.98
Agency Securities (91 to 360 days)	625,924	2.52	204,983	2.19
Agency Securities (greater than 360 days)	30,153	3.83	446,744	2.61
Non-agency Securities (less than 31 days)	59,914	3.66	71,140	2.76
CMBS (less than 31 days)	48,110	3.29	48,416	2.54

	$3,206,954	3.08	$3,166,059	2.33

The weighted average effective interest rate on Repurchase arrangements and similar borrowings was 2.91% during the quarter ended June 30, 2005.

NOTE 8 — CMO BORROWINGS
Each series of CMOs issued consists of various classes of fixed-rate and adjustable-rate bonds. Interest is payable monthly at specified rates for all classes. The components of CMOs, along with selected other information, were as follows for the dates indicated (dollars in thousands):

	June 30, 2005	December 31, 2004
CMOs	$22,049	$54,739
Accrued interest payable	75	292

Total obligation	22,124	55,031
Unamortized premium	242	704

	$22,366	$55,735

Range of average interest rates	3.45% to 8.44%	2.29% to 9.60%
Range of stated maturities	2025 to 2027	2025 to 2030
Number of series	3	5
Typically, principal payments on each series are made to each class in the order of their stated maturities so that no payment of principal is made on any class of bonds until all classes having an earlier stated maturity have been paid in full. The maturity of each CMO series is directly affected by the rate of principal prepayments on the related CMO collateral. Each series is also subject to redemption provided certain requirements specified in the related indenture have been met (referred to as “Clean-up Calls”); therefore, the actual maturity of any series is likely to occur earlier than its stated maturity. Subsequent to quarter-end, the Company exercised its Clean-up Call rights for one of the three outstanding CMOs, retiring $12 million of the bonds outstanding at June 30, 2005. The weighted average effective interest rate for CMO borrowings was 4.67% during the quarter ended June 30, 2005.
NOTE 9 — BORROWINGS SECURED BY REAL ESTATE
The components of Borrowings secured by real estate and related weighted average interest rates (calculated including bond issue cost amortization) were as follows for the dates indicated (dollars in thousands):

	June 30, 2005		December 31, 2004
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate

Mortgage borrowings	$19,043	7.92%	$19,160	7.92%
Tax-exempt bonds	100,841	4.62	100,841	2.98

	$119,884	5.15	$120,001	3.77

Mortgage borrowings consist of a fixed-rate mortgage secured by one senior living facility that matures in 2009. The tax-exempt bonds are credit-enhanced by Fannie Mae and secured by mortgages on the remaining five senior living facilities. Interest rates on the bonds adjust weekly based on the Bond Market Association Municipal Swap Index (“BMA Index”). Interest rate cap agreements with notional amounts aggregating $100.8 million, five-year terms, and cap rates equal to a 6% BMA Index, are held to provide funds to pay interest on the bonds in excess of a 6% BMA Index, should that occur. Monthly interest rate cap and principal reserve fund payments are made to the trustee for the purchase of new cap agreements in 2007 and the eventual retirement of the bonds by 2032. Held in escrow by the bond trustee as of June 30, 2005 were a total of $4.9 million in interest rate cap reserves, principal reserves and repair and replacement reserves. These funds are included in Receivables and other assets as restricted cash. Also included in Receivables and other assets are $2.7 million in bond issue costs.

The weighted average effective interest rate for all Borrowings secured by real estate (calculated including bond issue cost amortization) was 5.02% for the quarter ended June 30, 2005.
NOTE 10 — DISCLOSURES REGARDING FAIR VALUES OF DEBT SECURITIES
Fair values of the Company’s investments are influenced by changes in, and market expectations for changes in, interest rates and levels of mortgage prepayments as well as other factors beyond the control of management. Fluctuations in fair value caused by changes in interest rates are generally offset in a relatively short period of time because most of the Company’s investments adjust to more current rates at least annually. As of June 30, 2005, $1.2 billion of the Company’s investments in mortgage securities carried unrealized losses totaling $5.8 million. Approximately $200 million of these securities have been carried at an unrealized loss for 12 months or longer. Given that managing a large portfolio of mortgage securities remains the core focus of Capstead’s investment strategy, it is likely that these securities will be held to maturity. Consequently, temporary declines in value because of increases in interest rates would not constitute other-than-temporary impairments in value necessitating writedowns, absent a major shift in the Company’s investment focus.
The following tables summarize fair value disclosures for available-for-sale debt securities (in thousands):

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
As of June 30, 2005
Agency Securities:
Fixed-rate	$487	$42	$—	$529
ARMs	3,309,337	26,931	5,787	3,330,481

	3,309,824	26,973	5,787	3,331,010
Non-agency Securities	35,198	497	14	35,681
CMBS	50,841	26	1	50,866
CMO collateral	8,778	124	—	8,902

	$3,404,641	$27,620	$5,802	$3,426,459

As of December 31, 2004
Agency Securities:
Fixed-rate	$606	$55	$—	$661
ARMs	3,181,126	26,467	3,321	3,204,272

	3,181,732	26,522	3,321	3,204,933
Non-agency Securities	41,166	564	33	41,697
CMBS	51,169	39	1	51,207
CMO collateral	12,214	253	—	12,467

	$3,286,281	$27,378	$3,355	$3,310,304

Held-to-maturity debt securities consist of CMO collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Agency Securities and Non-agency Securities. Fair value disclosures for debt securities held-to-maturity were as follows (in thousands):

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
As of June 30, 2005
Released CMO Collateral:
Agency Securities	$27,712	$1,067	$—	$28,779
Non-agency Securities	40,892	876	—	41,768
CMO Collateral	13,755	44	—	13,799

	$82,359	$1,987	$—	$84,346

As of December 31, 2004
Released CMO Collateral:
Agency Securities	$35,078	$1,723	$—	$36,801
Non-agency Securities	49,457	1,345	97	50,705
CMO Collateral	43,720	84	—	43,804

	$128,255	$3,152	$97	$131,310

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
NOTE 11 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is net income plus other comprehensive income (loss), which, for the periods presented, consists primarily of the change in unrealized gain on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (loss) (in thousands):

	Quarter Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net income	$5,990	$11,815	$13,592	$24,169

Other comprehensive income (loss):
Unrealized loss on derivative financial Instruments held as cash flow hedges:
Change in unrealized loss during period	13	(50)	3	(178)
Reclassification adjustment for amounts included in net income	(25)	(30)	(62)	(81)

	(12)	(80)	(59)	(259)

Unrealized gain on debt securities:
Change in unrealized gain during period	2,916	(14,117)	(2,205)	(11,445)

Other comprehensive income (loss)	2,904	(14,197)	(2,264)	(11,704)

Comprehensive income (loss)	$8,894	$(2,382)	$11,328	$12,465

NOTE 12 — NET INTEREST INCOME ANALYSIS
The following tables summarize interest income and interest expense and weighted average interest rates pertaining to the Company’s investments in financial assets (excludes Real estate held for lease and related borrowings) (dollars in thousands):

	Quarter Ended June 30
	2005		2004
		Average		Average
	Amount	Rate	Amount	Rate
Interest income:
Mortgage securities and other investments	$30,214	3.51%	$19,279	3.10%
CMO collateral	375	5.76	1,866	6.46

Total interest income	30,589		21,145

Interest expense:
Repurchase arrangements and similar borrowings	23,445	2.91	6,967	1.20
CMO borrowings	303	4.67	1,659	5.74

Total interest expense	23,748		8,626

	$6,841		$12,519

	Six Months Ended June 30
	2005		2004
	Amount	Average	Amount	Average
Interest income:
Mortgage securities and similar investments	$58,395	3.42%	$38,716	3.25%
CMO collateral	717	4.13	4,372	6.55

Total interest income	59,112		43,088

Interest expense:
Repurchase arrangements and similar borrowings	43,185	2.71	12,797	1.16
CMOs borrowings	546	3.15	3,952	5.93

Total interest expense	43,731		16,749

	$15,381		$26,339

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

	Quarter Ended June 30, 2005
	Rate*	Volume*	Total
Interest income:
Mortgage securities and similar investments	$2,791	$8,144	$10,935
CMO collateral	(181)	(1,310)	(1,491)

Total interest income	2,610	6,834	9,444

Interest expense:
Repurchase arrangements and similar borrowings	12,962	3,516	16,478
CMOs	(264)	(1,092)	(1,356)

Total interest expense	12,698	2,424	15,122

	$(10,088)	$4,410	$(5,678)

	Six Months Ended June 30, 2005
	Rate*	Volume*	Total
Interest income:
Mortgage securities and similar investments	$2,112	$17,567	$19,679
CMO collateral	(1,218)	(2,437)	(3,655)

Total interest income	894	15,130	16,024

Interest expense:
Repurchase arrangements and similar borrowings	22,759	7,629	30,388
CMOs	(1,319)	(2,087)	(3,406)

Total interest expense	21,440	5,542	26,982

	$(20,546)	$9,588	$(10,958)

*	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
NOTE 13 — SUBSEQUENT EVENT — FORMATION
OF MEZZANINE LOAN JOINT VENTURE
Pursuant to a previously announced master agreement with Crescent Real Estate Equities Company (NYSE: CEI), on July 26, 2005 Capstead and CEI formed Redtail Capital Partners, L.P. (“Redtail Capital”), the first of two limited partnerships to be owned and capitalized 75% by Capstead and 25% by CEI, for the purpose of investing in a leveraged portfolio of select mezzanine loans and other junior liens on commercial real estate. The parties have committed up to $100 million in equity capital to Redtail Capital to be invested over the next two years. Once this initial partnership is fully invested, the master agreement contemplates an additional partnership with similar terms can be formed to invest another $100 million in capital over the following two-year period. Total investments to be made over four years, assuming leverage, could exceed $600 million and each partnership is expected to have a seven to nine year existence, depending upon the timing of payoff of related investments. CEI is responsible for identifying investment opportunities and managing the loan portfolio and, as a result, will earn a management fee and incentives based on portfolio performance. Capstead expects to account for its investments in the partnerships as unconsolidated affiliates using the equity method of accounting wherein it will record its share in the earnings of the partnerships in its statement of income. The partnership is expected to make its first investment during the third quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
Overview
Capstead Mortgage Corporation (together with its subsidiaries, “Capstead” or the “Company”) operates as a real estate investment trust (“REIT”) headquartered in Dallas, Texas. Capstead earns income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments currently consist primarily of, but are not limited to, residential financial assets, specifically adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae (collectively, “Agency Securities”). Capstead also seeks to opportunistically invest a portion of its equity in credit-sensitive commercial real estate-related assets, including, but not limited to, direct ownership interests in commercial real estate as well as mezzanine loans and other junior liens on commercial real estate. Management believes such investments, when available at favorable prices and combined with the prudent use of leverage, can produce attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates.
Capstead’s financing spreads (the difference between yields earned on the Company’s mortgage securities and similar investments and interest rates charged on related borrowings) have declined considerably in recent quarters despite increasing yields on most of the Company’s adjustable-rate investments and are expected to decline further in the third quarter due to higher borrowing rates. Additionally, mortgage prepayments increased considerably during the second quarter due primarily to a flattening of the yield curve, with short-term interest rates having increased without a corresponding rise in long-term interest rates. This has put added pressure on ARM security yields because it has created opportunities for many homeowners with ARM loans to refinance and lock-in attractive longer-term interest rates. After absorbing increases in the federal funds rate by the Federal Reserve’s Federal Open Market Committee (the “Federal Reserve”) totaling 225 basis points since June 2004 to the current level of 3.25%, the financial markets currently anticipate that the Federal Reserve may slow its pace of increasing rates during the latter half of the year. Once borrowing rates begin to stabilize, ARM security yield increases should allow for improving financing spreads.
The size and composition of Capstead’s investment portfolios depend on investment strategies being implemented by management, the availability of attractively-priced investments and overall market conditions. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, short-term interest rates and mortgage prepayments. During the first six months of 2005 the Company acquired sufficient ARM securities to replace portfolio runoff and increase the size of the mortgage securities and similar investments portfolio to $3.5 billion from $3.4 billion the previous year-end. The Company intends to continue pursuing the acquisition of attractively-priced ARM securities, while also initiating investment activity in its newly-formed mezzanine loan joint venture with Crescent Real Estate Equities Company (NYSE: CEI).
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

Book Value per Common Share
As of June 30, 2005, Capstead’s book value per common share was $7.62, an increase of $0.03 from March 31, 2005 and a decline of $0.29 from December 31, 2004. The year-to-date decrease was caused by declines in the aggregate unrealized gain on the Company’s mortgage securities portfolio, dividend payments in excess of GAAP net income and the recent issuance of equity-based incentive compensation to directors and employees. The aggregate unrealized gain on the Company’s mortgage investments (most of which are carried at fair value with changes in fair value reflected in stockholders’ equity) declined primarily because of portfolio runoff. This decline along with declines in other elements of accumulated other comprehensive income lowered book value by $0.12 per share. Dividend payments in excess of GAAP net income, which results primarily because the Company currently distributes all cash flow from its net-leased real estate, lowered book value by $0.10 per share. Unvested stock grants made to directors and employees in May 2005 totaling 172,600 shares lowered book value by $0.07 per share.
The unrealized gain on the Company’s mortgage investments can be expected to fluctuate with changes in portfolio size and composition as well as changes in interest rates and market liquidity, and such changes will largely be reflected in book value per common share. Book value will also be affected by other factors, including capital stock transactions and the level of dividend distributions relative to quarterly net income; however, temporary changes in fair value of investments not held in the form of securities, such as mezzanine loans and other junior liens on commercial real estate and real estate held for lease, generally will not affect book value.
Mortgage Securities and Similar Investments
As of June 30, 2005, the mortgage securities and similar investments portfolio consisted primarily of ARM Agency Securities. ARM securities held by the Company are backed by mortgage loans that have interest rates that adjust at least annually to more current interest rates (“current-reset ARM securities”) or begin doing so after initial fixed-rate periods generally ranging from three to five years (“longer-to-reset ARM securities”). Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by the Company or by AAA-rated private mortgage insurers (“Non-agency Securities”). Commercial mortgage-backed securitizations generally have senior, mezzanine and subordinate classes of bonds with the lower classes providing credit enhancement to the more senior classes. Commercial mortgage-backed securities (“CMBS”) held by the Company at June 30, 2005 are adjustable-rate mezzanine classes and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by subordinate bonds held by other investors. Mortgage securities held by Capstead are financed under repurchase arrangements with investment banking firms pursuant to which specific securities are pledged as collateral. Should the Company acquire financial assets that are not mortgage-backed securities, similar financing arrangements with other parties, such as commercial banks, may be employed (see “Liquidity and Capital Resources”).
During the second quarter of 2005, the Company increased the mortgage securities and similar investments portfolio marginally to approximately $3.5 billion by acquiring ARM securities totaling $399 million which offset $329 million in portfolio runoff. Year-to-date acquisitions totaled $695 million while runoff totaled $592 million. Annualized portfolio runoff rates increased considerably to 33% during the second quarter from 27% during the first quarter of 2005 and are expected to remain at elevated levels at least for the third quarter of 2005, in part due to the portfolio consisting of more newly issued and therefore less seasoned ARM securities than in the past, but primarily related to short-term interest rates rising 100 basis points without a corresponding rise in long-term interest rates thus far in 2005. This flattening of the yield curve has created opportunities for many homeowners with ARM loans to refinance and lock-in attractive longer-term interest rates. The Company anticipates that it will continue to pursue acquisitions of ARM securities to replace portfolio runoff during 2005; however, there can be no assurance that attractively-priced ARM securities will continue to be available. To the extent the proceeds of mortgage prepayments and other maturities are not reinvested or cannot be reinvested at a rate of return on invested capital at least equal to the return earned on previous investments, earnings and common dividends may decline. The future size and composition of the Company’s investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability of attractively-priced investments.
The following yield and cost analysis illustrates results achieved during the second quarter of 2005 for components of the mortgage securities and similar investments portfolio and anticipated third quarter 2005 asset yields and borrowing rates based on interest rates in effect on July 21, 2005 (the date second quarter 2005 results were released) (dollars in thousands):

	2ndQuarter Average(a)			As of June 30, 2005		Projected	Lifetime
		Actual	Actual	Premiums		3rdQuarter	Runoff
	Basis	Yield/Cost	Runoff	(Discounts)	Basis(a)	Yield/Cost(b)	Assumptions
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$29,766	6.23%	30%	$109	$28,199	6.34%	39%
ARMs	2,292,170	3.47	33	44,431	2,358,183	3.71	32
Ginnie Mae ARMs	987,902	3.35	33	5,879	951,154	3.72	29

	3,309,838	3.46	33	50,419	3,337,536	3.73	31

Non-agency Securities:
Fixed-rate	28,464	6.38	28	7	27,244	6.53	38
ARMs	50,276	4.34	22	487	48,846	4.71	37

	78,740	5.08	25	494	76,090	5.36	37
CMBS — adjustable-rate	50,913	4.08	1	7	50,841	4.70	1

	3,439,491	3.51	33	$50,920	3,464,467	3.78	31

Borrowings:
30-day LIBOR	2,490,356	3.00			2,500,074	3.48
>30-day LIBOR	702,241	2.55			706,880	2.56

	3,192,597	2.91			3,206,954	3.28

Capital employed/ financing spread	$246,894	0.60			$257,513	0.50

Return on assets(c)		0.78				0.67

(a)	Basis represents Capstead’s investment before unrealized gains and losses. Actual asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b)	Projected annualized yields for the third quarter of 2005 reflect ARM coupon resets and lifetime runoff assumptions as adjusted for expected runoff for this quarter only, as of July 21, 2005. Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) ARM coupon resets, (iii) actual runoff and (iv) any changes in lifetime runoff assumptions. Interest rates on borrowings that reset every 30 days at the 30-day London Interbank offered Rate (“LIBOR”) reflect the estimated effects of the 25 basis point increase in the federal funds rate on June 30, 2005 and expectations for 25 basis point increases in the federal funds rate at the August 9 and September 20, 2005 Federal Reserve meetings.

(c)	The Company uses its liquidity to pay down borrowings. Return on assets is calculated on an annualized basis assuming the use of this liquidity to reduce borrowing costs (see “Utilization of Capital and Potential Liquidity”).
Financing spreads averaged 0.60% during the second quarter of 2005 and 0.71% year-to-date, a decline of 21 basis points over the prior quarter and 48 basis points over average financing spreads for the fourth quarter of 2004 as higher mortgage investment yields were more than offset by increases in borrowing rates. The overall yield earned on the portfolio averaged 3.51% during the second quarter, a 18 basis point improvement over the prior quarter and a 35 basis point improvement over average yields earned the fourth quarter 2004 primarily reflecting the benefit of higher coupon interest rates on underlying mortgage loans that reset during the period. This benefit was partially offset by relatively high mortgage prepayments in recent months, which reduced portfolio yields for the current quarter nine basis points more than projected by management when first quarter results were release in April. The level of mortgage prepayments impacts how quickly purchase premiums are amortized to earnings as yield adjustments. Yields on current-reset ARM securities fluctuate as coupon interest rates on the underlying mortgage loans reset periodically to a margin over a current short-term interest rate index (typically, a one-year index), subject to periodic and lifetime limits or caps. Coupon interest rate resets are expected to continue trending higher, contributing to improving portfolio yields in the coming quarters. For example, if one-year interest rates remain at current levels, overall portfolio yields are expected to improve 27 basis points to 3.78% for the third quarter of 2005 and the average yield on the existing portfolio will likely exceed 4.75% by the second quarter of 2006. Actual yields will depend on portfolio composition as well as fluctuations in, and market expectations for fluctuations in, interest rates and mortgage prepayment rates.
Interest rates on borrowings secured by the mortgage securities portfolio averaged 2.91% during the second quarter of 2005 and 2.71% year-to-date, an increase of 39 basis points over the prior quarter and 83 basis points over average borrowing rates for the fourth quarter 2004. These borrowings generally reset monthly and are expected to increase further by year-end, particularly given the likelihood that the Federal Reserve will continue to increase the federal funds rate at upcoming meetings. Borrowings with initial terms of up to 24 months entered into beginning early last year that primarily support the Company’s modest position in fixed-rate securities and longer-to-reset ARM securities averaged $702 million at a favorable rate of 2.55% during the second quarter. These longer-term borrowings begin maturing during the fourth quarter. In addition to being dependent on actions by the Federal Reserve to change short-term interest rates, interest rates on the Company’s borrowings that reset monthly are also dependent on market expectations of future changes in short-term interest rates and the extent of changes in financial market liquidity.
CMO Collateral and Investments
Since exiting the residential mortgage loan conduit business in 1995, Capstead has maintained finance subsidiaries with capacity to issue CMOs and other securitizations backed by residential mortgage loans. The last CMO issued by the Company was in 2000 and the Company does not currently anticipate issuing additional CMOs. In prior years, the Company periodically exercised its right to redeem previously issued CMOs (referred to as “Clean-up Calls”). Subsequent to quarter-end the Company exercised its Clean-up Call rights on one of its three remaining CMOs and intends to hold the released collateral within its Non-agency Securities portfolio. Capstead does not hold the Clean-up Call rights on the remaining two CMOs. CMO collateral net of related bonds totaled $291,000 at June 30, 2005, compared to $452,000 at December 31, 2004. Without the issuance of new CMOs in which the Company retains significant residual interests, contributions to future operating results from this portfolio are expected to be minimal.
Real Estate Held For Lease
In May 2002 Capstead acquired six “independent” senior living properties wherein the operator of the facility provides tenants little, if any, medical care (the “Properties”). Concurrent with the acquisition of the Properties, the Company entered into a long-term “net-lease” arrangement (the “Lease”) with Brookdale Living Communities, Inc., (“Brookdale”), under which Brookdale is responsible for the ongoing operation and management of the Properties. Brookdale, an owner, operator, developer and manager of senior living facilities, is a majority-owned affiliate of Fortress Investment Group LLC, a former affiliate. Real estate held for lease and related assets, net of accumulated depreciation, related borrowings and other related liabilities, totaled $19.7 million at June 30, 2005 compared to $20.9 million at December 31, 2004. The following table summarizes information about the Properties:

					Year
Property	Location	Units (a)		Occupancy (b)	Opened
Chambrel at Roswell	Roswell, GA	280(256 IL; 24 AL	)	98.6%	1987
Chambrel at Pinecastle	Ocala, FL	161(120 IL; 41 AL	)	97.5	1987
Chambrel at Island Lake	Longwood, FL	269(229 IL; 40 AL	)	96.7	1985
Chambrel at Montrose	Akron, OH	169(137 IL; 32 AL	)	94.1	1987
Chambrel at Williamsburg	Williamsburg, VA	255(200 IL; 55 AL	)	99.6	1987
Chambrel at Club Hill	Garland, TX	260(192 IL; 68 AL	)	91.5	1987
Total		1,394(1,134 IL; 260 AL	)	96.4

(a)	IL refers to independent living units. AL refers to assisted living units.

(b)	As of June 30, 2005.
The Lease has a remaining term of approximately 17 years and provides for two 10-year renewal periods. Beginning in May 2007, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value (unencumbered by the Lease) or Capstead’s original cost, after certain adjustments. Under the terms of the Lease, Brookdale is responsible for paying all expenses associated with operating the Properties, including real estate taxes, other government charges, insurance, utilities and maintenance, and an amount representing an attractive cash return on Capstead’s equity in the Properties after payment of monthly debt service. In keeping with Capstead’s strategy of investing in assets that can produce attractive returns over the long term with less sensitivity to changes in interest rates, changes in monthly debt service requirements are the responsibility of Brookdale under the terms of the Lease.
Utilization of Capital and Potential Liquidity
The Company generally finances its mortgage securities and similar investments with well-established investment banking firms using repurchase arrangements and similar borrowings. Assuming potential liquidity is available, these borrowings can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, the actual level of unrestricted cash and cash equivalents carried on the Capstead’s balance sheet is significantly less important than the potential liquidity inherent in the Company’s investment portfolios. CMO collateral is pledged to secure CMO bonds. Real estate held for lease and related assets are pledged to secure long-term borrowings. Although Capstead has no responsibility for CMO bonds or borrowings secured by real estate beyond these assets, the Company’s equity in these investments does not provide a daily source of liquidity, as do unpledged or partially pledged investments in mortgage securities, that can easily be accessed to meet cash flow needs as they arise. Therefore, any additional borrowings that could be secured by this equity (including any unrecorded appreciation of the related assets) are not included in potential liquidity at this time. Potential liquidity is affected by, among other things, changes in market value of assets pledged under borrowing arrangements, principal prepayments and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of financial leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolios (see “Liquidity and Capital Resources”).
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

The following table illustrates Capstead’s utilization of capital and potential liquidity as of June 30, 2005 in comparison with December 31, 2004 (in thousands):

			Capital	Potential
	Assets (a)	Borrowings	Employed	Liquidity (a)
Mortgage securities and similar investments:
Agency Securities	$3,358,722	$3,098,930	$259,792	$157,545
Non-agency Securities	76,573	59,914	16,659	11,815
CMBS	50,866	48,110	2,756	(145)

	3,486,161	3,206,954	279,207	169,215
CMO collateral	22,657	22,366	291	—
Real estate held for lease (b)	139,541	119,884	19,657	—

	$3,648,359	$3,349,204	299,155	169,215

Other assets, net of other liabilities			31,290	6,177	(c)
Second quarter common dividend			(1,903)	(1,903	)(d)
Targeted liquidity reserves for funding principal payments and margin calls			—	(168,055)

			$328,542	$5,434

Balances as of December 31, 2004	$3,579,480	$3,341,795	$332,539	$9,783

(a)	Assets are stated at carrying amounts on the Company’s balance sheet which, particularly related to real estate held for lease and certain other assets, does not reflect fair value. Potential liquidity is based on maximum borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of the indicated dates, adjusted separately for targeted liquidity reserves.

(b)	Real estate held for lease includes related assets and is net of accumulated depreciation and other related liabilities.

(c)	Represents unrestricted cash and cash equivalents as of June 30, 2005 and $6.0 million of bankruptcy and special hazard reserve funds expected to be released by the trustee in August 2005.

(d)	The second quarter 2005 common dividend was declared June 16, 2005 and paid July 21, 2005 to stockholders of record as of June 30, 2005.

RESULTS OF OPERATIONS
Comparative net operating results (interest income or lease revenue, net of related interest expense) by source were as follows (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Mortgage securities and similar investments:
Agency Securities	$6,116	$11,156	$13,865	$22,829
Non-agency Securities	475	927	996	2,628
CMBS	144	180	280	362
CMO collateral	60	189	144	406

Net margin on financial assets	6,795	12,452	15,285	26,225

Real estate held for lease:
Lease revenue net of related interest expense	1,389	1,373	2,762	2,813
Real estate depreciation	(927)	(927)	(1,854)	(1,854)

Net margin on real estate held for lease	462	446	908	959

Other revenue (expense):
Other revenue	215	249	411	316
Other operating expense	(1,482)	(1,332)	(3,012)	(3,331)

Total other revenue (expense)	(1,267)	(1,083)	(2,601)	(3,015)

Net income	5,990	11,815	13,592	24,169
Less cash dividends paid on preferred shares	(5,064)	(5,064)	(10,128)	(10,131)

Net income available to common stockholders	$926	$6,751	$3,464	$14,038

Operating income *	$1,853	$7,759	$5,318	$16,057

Weighted average shares outstanding:
Basic	18,869	15,237	18,865	14,752
Diluted and operating	18,908	15,578	18,905	15,100

Net income per common share:
Basic	$0.05	$0.44	$0.18	$0.95
Diluted	0.05	0.44	0.18	0.94
Operating *	0.10	0.50	0.28	1.06

Regular common dividends declared per share	$0.10	$0.50	$0.28	$1.03

*	Capstead reports operating income per common share (a non-GAAP financial measure calculated excluding depreciation on real estate, any gain on asset sales and the dilutive effects, if present, of the Series B preferred shares) under the belief it provides investors with a useful supplemental measure of the Company’s operating performance. Operating income represents a measure of the amount of funds generated by operations, which may, at the discretion of Capstead’s Board of Directors, be used for reinvestment or distributed to common stockholders as dividends. Depreciation on real estate, although an expense deductible for federal income tax purposes and therefore an item that reduces Capstead’s REIT distribution requirements, is added back to arrive at operating income because it is a noncash expense. Gains are excluded because they are considered non-operating in nature and the amount and timing of any such gains are dependent upon investment strategies and market conditions. The Series B preferred shares are considered dilutive, for diluted net income per common share purposes only, whenever annualized basic net income per common share exceeds $2.13 (the Series B preferred share annualized dividend of $1.26 divided by the current conversion rate of 0.5903). Operating income per common share excludes the dilutive effects, if present, of the Series B preferred shares because it is not economically advantageous to convert these shares at market prices of both the common shares and Series B preferred shares; therefore few, if any, Series B preferred share conversions are expected.

Net margins on financial assets and related financing spreads benefited significantly in prior years from actions taken by the Federal Reserve beginning in 2001 to lower short-term interest rates, which resulted in significantly lower interest rates on the Company’s borrowings even as lower interest rates also led to steadily declining yields on the Company’s adjustable-rate assets and relatively high mortgage prepayment rates. This trend of declining asset yields reversed during the fourth quarter of 2004 leading to three consecutive quarter-over-quarter increases in overall portfolio yields. Given current expectations for interest rates, portfolio yields are expected to continue trending higher in the coming quarters.
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
Although rising short-term interest rates and higher mortgage prepayments have put continued pressure on near-term quarterly earnings, the portfolio has performed well from a valuation perspective and management believes that Capstead’s core investment strategy of maintaining a large portfolio of ARM securities will generate attractive returns over the longer term and that the Company is in a strong position to augment this portfolio with other real estate-related investments that can provide attractive risk-adjusted returns with less sensitivity to changes in interest rates over the long term. See “Financial Condition – “Overview” and “Mortgage Securities and Similar Investments” for further discussion of the current operating environment. Key operating statistics for each component of the mortgage securities and similar investments portfolio were as follows for the indicated periods (dollars in millions):

	Quarter Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Agency Securities:
Portfolio	$3,310	$2,290	$3,276	$2,148
Yields	3.46%	3.07%	3.38%	3.19%
Borrowing rates	2.89	1.19	2.70	1.13
Financing spreads	0.57	1.88	0.68	2.06
Portfolio runoff rates (annualized)	33.14	29.02	30.38	25.34

Non-agency Securities:
Portfolio	$79	$115	$82	$152
Yields	5.08%	4.37%	4.89%	4.69%
Borrowing rates	3.35	1.44	3.12	1.49
Financing spreads	1.73	2.93	1.77	3.20
Portfolio runoff rates (annualized)	24.72	33.80	29.10	39.52

CMBS:
Portfolio	$51	$73	$51	$73
Yields	4.08%	2.19%	3.85%	2.19%
Borrowing rates	3.13	1.30	2.91	1.29
Financing spreads	0.95	0.89	0.94	0.90
Portfolio runoff rates (annualized)	1.28	0.82	1.27	3.31

The Agency Securities portfolio continues to be the primary contributor to Capstead’s operating results. However, the impact of lower financing spreads was evident in current quarter and year-to-date results, which were less than in the same periods in 2004. Non-agency Securities contributed less to operating results during these periods primarily because of a lower average portfolio outstanding but results were also negatively affected by lower financing spreads. This portfolio declined with runoff and the March 2004 securitization and transfer of $53 million of high coupon fixed-rate Non-agency Securities into Fannie Mae Agency Securities. Unlike residential ARM securities, Capstead’s CMBS holdings adjust monthly to changes in 30-day LIBOR. Consequently, financing spreads have held relatively steady. However, results from this portfolio have been impacted by declining portfolio balances.
CMO collateral balances have declined significantly the last several years primarily because of high mortgage prepayments and the exercise of Clean-up Calls. With continued runoff of this portfolio and the July call of the remaining CMO in which the Company held a significant economic interest, related contributions to future operating results are expected to be minimal.
Other operating revenue (expense) was higher in the current quarter compared to the same period in 2004 primarily due to a modification to the incentive compensation formula during the second quarter of 2004, which reversed a portion of the related accrual recorded earlier in 2004. Other operating revenue (expense) was lower year-to-date compared to the same period in 2004 primarily because of lower current year incentive compensation accruals reflecting expectations for lower 2005 dividends and the effects on book value of current year declines in unrealized gains on mortgage securities.
LIQUIDITY AND CAPITAL RESOURCES
Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on mortgage securities and similar investments. Other sources of funds include proceeds from other borrowing arrangements, proceeds from asset sales, unrestricted payments received on real estate held for lease and proceeds from equity offerings. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its capital. Because the level of these borrowings can be adjusted on a daily basis, the level of unrestricted cash and cash equivalents carried on the balance sheet is significantly less important than the Company’s potential liquidity available under its borrowing arrangements. The table included under “Financial Condition – Utilization of Capital and Potential Liquidity” and accompanying discussion illustrates additional funds potentially available to the Company as of June 30, 2005, as adjusted for targeted liquidity reserves. The Company currently believes that it has ample liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.
Borrowings under repurchase arrangements secured by mortgage securities totaled $3.2 billion at June 30, 2005. Most of these borrowings have maturities of less than 31 days, although from time to time the Company may enter into longer-term arrangements as it has done on a portion of its borrowings totaling $702 million as of quarter end (see discussion above under “Mortgage Securities and Similar Investments”). Capstead has uncommitted repurchase facilities with investment banking firms to finance its investments in mortgage securities, subject to certain conditions. Interest rates on these borrowings are generally based on 30-day London Interbank Offered Rate (“LIBOR”) (or a corresponding benchmark rate for longer-term arrangements) and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality, and liquidity conditions within the investment banking, mortgage finance and real estate industries.
CMO borrowings totaled $22 million at June 30, 2005 and are secured by CMO collateral pledged to the related indentures. As such, recourse is limited to this collateral and therefore has a limited impact on Capstead’s liquidity and capital resources. Mortgage prepayments and Clean-up Calls affect the maturity of each CMO series.
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
After having raised over $64 million of new common equity during 2004 through limited open market sales, no such sales occurred during the first half of 2005 but may resume later in 2005 if market conditions allow.
EFFECTS OF INTEREST RATE CHANGES
Interest Rate Sensitivity on Operating Results
Capstead performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All financial assets and derivative financial instruments (“Derivatives”) held are included in this analysis. The sensitivity of components of Other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. Because under the terms of the Lease the lessee is responsible for changes in related debt service requirements, earnings from the Company’s investment in real estate held for lease are generally not affected by changes in interest rates. The model incorporates management assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for purposes of amortizing investment premiums and discounts. These assumptions are developed through a combination of historical analysis and future expected pricing behavior. Capstead had the following estimated earnings sensitivity profile as of June 30, 2005 and December 31, 2004, respectively (dollars in thousands):

10-year
	30-day	U.S.
	LIBOR	Treasury
	Rate	Rate	Immediate Change In:*
30-day LIBOR rate			Flat	Up 1.00%	Up 1.00%	Up 2.00%
10-year U.S. Treasury rate			Down 1.00%	Flat	Up 1.00%	Up 2.00%
Projected 12-month earnings change:
June 30, 2005	3.34%	3.92%	$(2,419)	$(15,533)	$(14,691)	$(33,647)
December 31, 2004	2.40	4.22	(2,297)	(12,760)	(11,793)	(29,259)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no guarantee that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.

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
General Discussion of Effects of Interest Rate Changes
Changes in interest rates may affect Capstead’s earnings in various ways. Earnings currently depend, in large part, on the difference between the interest received on mortgage securities and similar investments, and the interest paid on related borrowings, most of which are based on 30-day LIBOR. The resulting financing spread may be reduced or even turn negative in a rising short-term interest rate environment. Because the mortgage securities and similar investments portfolio currently consists primarily of current-reset ARM securities, the effects of rising short-term interest rates on borrowing costs can eventually be mitigated by increases in the rates of interest earned on the underlying ARM loans, which generally reset periodically to a margin over a current short-term interest rate index (typically a one-year index) subject to periodic and lifetime limits, referred to as caps. Additionally, the Company has extended maturities on a portion of its borrowings, which has effectively locked in attractive financing spreads on the Company’s modest position in fixed-rate and longer-to-reset ARM securities over the average expected fixed-rate terms of these investments. As of June 30, 2005 the Company’s ARM securities featured the following average coupon rates, and average periodic and lifetime caps (dollars in thousands):

		Average	Average	Average	Months
		Coupon	Periodic	Lifetime	To
ARM Type	Basis *	Rate	Cap	Cap	Roll
Agency Securities:
Fannie Mae/Freddie Mac:
Current-reset	$1,787,405	4.38%	2.37%	10.90%	5.7
Longer-to-reset	570,778	4.77	4.52	10.71	24.8
Ginnie Mae	951,154	3.98	1.00	9.95	5.1
Non-agency Securities	48,846	4.78	1.73	11.24	6.1

	$3,358,183	4.34	2.34	10.60	8.8

*	Basis represents the Company’s investment before unrealized gains and losses.
Since only a portion of the ARM loans underlying these securities reset each month subject to periodic and lifetime caps, interest rates on related borrowings can rise to levels that may exceed the interest rates on the underlying loans, contributing to lower or even negative financing spreads. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively effect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected. To provide some protection to financing spreads against rising interest rates, the Company may from time to time enter into longer-term repurchase arrangements on a portion of its borrowings (as it has done currently on borrowings related to its fixed-rate and longer-to-reset ARM securities) or invest in Derivatives such as interest rate swap or cap agreements. At June 30, 2005, the Company did not own any Derivatives for this purpose.

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
RISKS ASSOCIATED WITH CREDIT-SENSITIVE INVESTMENTS
Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Commercial property values and related net operating income are often subject to volatility, and net operating income may be sufficient or insufficient to cover debt service on the related financing at any given time. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project and the ability of the applicable property to produce net operating income rather than upon the liquidation value of the underlying real estate. Even when the current net operating income is sufficient to cover debt service, there can be no assurance that this will continue to be the case in the future.
Additionally, commercial properties may not be readily convertible to alternative uses if such properties were to become unprofitable due to competition, age of improvements, decreased demand, regulatory changes or other factors. The conversion of commercial properties to alternate uses often requires substantial capital expenditures, the funding for which may or may not be available.
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
RISKS ASSOCIATED WITH OWNING REAL ESTATE
The direct ownership of commercial real estate involves a number of risks. With its current real estate holdings, Capstead has attempted to mitigate these risks by entering into a long-term ‘net-lease’ arrangement whereby the lessee is responsible for the ongoing operation and management of the properties and for paying all expenses associated with the operation of the properties. Although reduced by this net-lease arrangement, risks of ownership remain, including:
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
If Capstead REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income tax at regular corporate rates and would not receive a deduction for dividends paid to stockholders. If this were the case, the amount of after-tax income available for distribution to stockholders would decrease substantially. As long as Capstead REIT qualifies as a REIT, it will generally be taxable only on its undistributed taxable income, if any. Distributions out of current or accumulated taxable earnings and profits will be taxed to stockholders as ordinary income or capital gain, as the case may be, and will not qualify for the dividend tax rate reduction to 15% enacted as part of the Jobs and Growth Tax Relief Act of 2002, except as discussed below. Distributions in excess of Capstead REIT’s current or accumulated earnings and profits will constitute a non-taxable return of capital to the stockholders (except insofar as such distributions exceed the cost basis of a stockholder’s investment in Capstead shares). Distributions by the Company will not be eligible for the dividends received deduction for corporations. Should the Company incur losses, stockholders will not be entitled to include such losses in their individual income tax returns.
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
Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:
•	Amortization of Premiums and Discounts on Financial Assets and Borrowings — Premiums and discounts on financial assets and borrowings are recognized in earnings as adjustments to interest income or interest expense by the interest method over the estimated lives of the related assets or borrowings. For most of Capstead’s financial assets, estimates and judgments related to future levels of mortgage prepayments are critical to this determination. Mortgage prepayment expectations can vary considerably from period to period based on current and projected changes in interest rates and other factors such as portfolio composition.

•	Fair Value and Impairment Accounting for Financial Assets — Most of Capstead’s financial assets are classified as held available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors, such as market liquidity. Considerable judgment is required interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity (see “NOTE 10” to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets). Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of an individual asset below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge.

•	Depreciation and Impairment Accounting for Real Estate held for Lease — Real estate is carried at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of buildings, equipment and fixtures. If a significant adverse event or change in circumstances occurs, management would assess if the values of the Company’s real estate properties have become impaired. If estimated operating cash flows (undiscounted and without interest charges) of a property over its remaining useful life are less than its net carrying value, the difference between net carrying value and fair value would be included in Other revenue (expense) as an impairment charge. Considerable judgment is required in determining useful lives of components of real estate properties and in estimating operating cash flows, particularly during periods of changing circumstances.

FORWARD LOOKING STATEMENTS
This document contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. Capstead’s actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of the Company’s investments and unforeseen factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments from both an investment return and regulatory perspective, the availability of new equity capital, fluctuations in, and market expectations for fluctuations in, interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors. In addition to the above considerations, actual results and liquidity related to investments in loans secured by commercial real estate and direct investments in real estate are affected by lessee performance under lease agreements, changes in general as well as local economic conditions and real estate markets, increases in competition and inflationary pressures, changes in the tax and regulatory environment including zoning and environmental laws, uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs, among other factors.
COMPARISON OF OPERATING INCOME AND DILUTED INCOME PER SHARE
The following table compares the calculation of operating income and operating income per common share to net income and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended
	June 30, 2005		June 30, 2004
	Operating	Diluted	Operating	Diluted
Net income	$5,990	$5,990	$11,815	$11,815
Adjustments for:
Depreciation on real estate	927	—	927	—
Dividends on antidilutive preferred shares	(5,064)	(5,064)	(4,983)	(4,983)

	$1,853	$926	$7,759	$6,832

Weighted average common shares outstanding	18,869	18,869	15,237	15,237
Net effect of dilutive securities:
Stock options	39	39	30	30
Preferred A shares	—	—	311	311

	18,908	18,908	15,578	15,578

Per common share	$0.10	$0.05	$0.50	$0.44

	Six Months Ended
	June 30, 2005		June 30, 2004
	Operating	Diluted	Operating	Diluted
Net income	$13,592	$13,592	$24,169	$24,169
Adjustments for:
Depreciation on real estate	1,854	—	1,854	—
Dividends on antidilutive preferred shares	(10,128)	(10,128)	(9,966)	(9,966)

	$5,318	$3,464	$16,057	$14,203

Weighted average common shares outstanding	18,865	18,865	14,752	14,752
Net effect of dilutive securities:
Stock options	40	40	35	35
Preferred A shares	—	—	313	313

	18,905	18,905	15,100	15,100

Per common share	$0.28	$0.18	$1.06	$0.94

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS
The information required by this Item is incorporated by reference to the information included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005.
PART II. — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
Formation of Mezzanine Joint Venture
Pursuant to a previously announced master agreement with CEI, on July 26, 2005 Capstead and CEI formed Redtail Capital Partners, L.P. (“Redtail Capital”), the first of two limited partnerships to be owned and capitalized 75% by Capstead and 25% by CEI, for the purpose of investing in a leveraged portfolio of select mezzanine loans and other junior liens on commercial real estate. The parties have committed up to $100 million in equity capital to Redtail Capital to be invested over the next two years. Once this initial partnership is fully invested, the master agreement contemplates an additional partnership with similar terms can be formed to invest another $100 million in capital over the following two-year period.

Total investments to be made over four years, assuming leverage, could exceed $600 million and each partnership is expected to have a seven to nine year existence, depending upon the timing of payoff of related investments. CEI is responsible for identifying investment opportunities and managing the loan portfolio and, as a result, will earn a management fee and incentives based on portfolio performance. Capstead expects to account for its investments in the partnerships as unconsolidated affiliates using the equity method of accounting wherein it will record its share in the earnings of the partnerships in its operating results. The partnership is expected to make its first investment during the third quarter of 2005.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits: The following Exhibits are presented herewith:

Exhibit 10.1 — Form of master agreement dated as of May 10, 2005 between Crescent Real Estate Capital, L.P. and CMC Real Estate Capital L.P., including a form of limited partnership agreement between Crescent Redtail Management LLC, Crescent Real Estate Capital L.P. and CMC Real Estate Capital L.P.

Exhibit 10.2 — Forms of nonqualified stock option and restricted stock agreements for non-employee directors.

Exhibit 10.3 — Forms of nonqualified stock option and restricted stock agreements for employees.

Exhibit 10.4 — 2005 nonqualified stock option and restricted stock agreements for non-employee directors and named executives.

Exhibit 12 — Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31.1 — Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 32 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated April 21, 2005 furnishing the press release announcing first quarter 2005 financial results.

Current Report of Form 8-K dated May 10, 2005 announcing Capstead entered into a master agreement with CEI to co-invest in mezzanine loan opportunities.

Current Report on Form 8-K dated May 10, 2005 furnishing the press release announcing the execution of the above-mentioned master agreement with CEI.

Current Report on Form 8-K dated May 13, 2005 announcing the issuance of grants of options and restricted stock to the Company’s directors and employees.

Current Report on Form 8-K dated June 16, 2005 announcing the election of two new members of the Board of Directors and related compensation matters.

Current Report on Form 8-K dated June 16, 2005 furnishing the press release announcing second quarter 2005 common dividend.

Current Report on Form 8-K dated July 21, 2005 furnishing the press release announcing second quarter 2005 financial results.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: July 29, 2005	By:	/s/ ANDREW F. JACOBS

Andrew F. Jacobs
President and Chief Executive Officer

Date: July 29, 2005	By:	/s/ PHILLIP A. REINSCH

Phillip A. Reinsch
Senior Vice President and
Chief Financial Officer