Form 10-Q
period 2005-09-30
CAPSTEAD MORTGAGE CORP
filed 2005-11-08
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 1-8996
CAPSTEAD MORTGAGE CORPORATION
(Exact name of Registrant as specified in its Charter)

Maryland	75-2027937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8401 North Central Expressway, Suite 800, Dallas, TX (Address of principal executive offices)	75225 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	19,043,297 as of November 7, 2005

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

ITEM 1. FINANCIAL STATEMENTS
PART I. — FINANCIAL INFORMATION
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)	(NOTE 2)
Assets
Mortgage securities and similar investments ($3.5 billion pledged under repurchase arrangements in 2005)	$3,664,616	$3,438,559
Real estate held for lease, net of accumulated depreciation	126,924	129,705
Investments in unconsolidated affiliates	4,501	—
Receivables and other assets	60,508	46,688
Cash and cash equivalents	4,334	73,030

	$3,860,883	$3,687,982

Liabilities
Repurchase arrangements and similar borrowings	$3,374,321	$3,221,794
Other borrowings	155,913	120,001
Common stock dividend payable	381	4,151
Accounts payable and accrued expenses	12,525	9,497

	3,543,140	3,355,443

Stockholders’ equity
Preferred stock — $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 202 shares issued and outstanding at September 30, 2005 and December 31, 2004 ($3,317 aggregate liquidation preference)	2,827	2,827
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at September 30, 2005 and December 31, 2004 ($180,025 aggregate liquidation preference)	176,705	176,705
Common stock — $0.01 par value; 100,000 shares authorized; 19,043 and 18,867 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	191	189
Paid-in capital	514,223	516,704
Accumulated deficit	(387,718)	(387,718)
Accumulated other comprehensive income	11,515	23,832

	317,743	332,539

	$3,860,883	$3,687,982

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Mortgage securities and similar investments:
Interest income	$32,826	$21,688	$91,938	$64,777
Interest expense	(27,542)	(11,326)	(71,369)	(28,190)

Net margin on financial assets	5,284	10,362	20,569	36,587

Real estate held for lease:
Lease income	2,838	2,535	8,378	7,494
Interest expense	(1,443)	(1,107)	(4,221)	(3,253)
Depreciation	(927)	(927)	(2,781)	(2,781)

Net margin on real estate held for lease	468	501	1,376	1,460

Other revenue (expense):
Gain on collateralized mortgage obligation (“CMO”) redemption	156	–	156	–
Other revenue	321	200	732	516
Other interest expense	(41)	–	(41)	–
Other operating expense	(1,531)	(1,576)	(4,543)	(4,907)

Total other revenue (expense)	(1,095)	(1,376)	(3,696)	(4,391)

Net income before equity in earnings (losses) of unconsolidated affiliates	4,657	9,487	18,249	33,656

Equity in earnings (losses) of unconsolidated affiliates	(42)	–	(42)	–

Net income	$4,615	$9,487	$18,207	$33,656

Net income available (loss attributable) to common stockholders:
Net income	$4,615	$9,487	$18,207	$33,656
Less cash dividends paid on preferred shares	(5,064)	(5,064)	(15,192)	(15,195)

	$(449)	$4,423	$3,015	$18,461

Net income (loss) per common share:
Basic	$(0.02)	$0.27	$0.16	$1.20
Diluted	(0.02)	0.27	0.16	1.19

Cash dividends declared per share:
Common	$0.020	$0.330	$0.300	$1.360
Series A Preferred	0.400	0.400	1.200	1.200
Series B Preferred	0.315	0.315	0.945	0.945
See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30
	2005	2004
Operating activities:
Net income	$18,207	$33,656
Noncash items:
Amortization of discount and premium	15,864	10,071
Depreciation and other amortization	3,406	3,411
Undistributed (earnings) losses of unconsolidated affiliates	42	–
Gain on CMO redemption	(156)	–
Net change in receivables, other assets, accounts payable and accrued expenses	(11,919)	(419)

Net cash provided by operating activities	25,444	46,719

Investing activities:
Purchases of mortgage securities and similar investments	(1,291,614)	(1,474,723)
Principal collections on mortgage securities and similar investments:
Other mortgage securities and similar investments	998,607	616,953
CMO collateral	33,786	102,008
Investments in unconsolidated affiliates:
Investment in statutory trust	(1,083)	–
Investment in subordinate commercial real estate loan partnership	(3,460)	–

Net cash used in investing activities	(263,764)	(755,762)

Financing activities:
Net increase (decrease) in repurchase arrangements and similar borrowings:
Repurchase arrangements	198,323	791,491
CMOs	(44,829)	(101,427)
Net increase (decrease) in other borrowings	34,753	(154)
Release of restricted cash	5,996	–
Capital stock transactions	26	50,714
Dividends paid	(24,645)	(39,825)

Net cash provided by financing activities	169,624	700,799

Net change in cash and cash equivalents	(68,696)	(8,244)
Cash and cash equivalents at beginning of period	73,030	16,340

Cash and cash equivalents at end of period	$4,334	$8,096

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(unaudited)
NOTE 1 — BUSINESS
Capstead Mortgage Corporation (together with its subsidiaries, “Capstead” or the “Company”) operates as a real estate investment trust (“REIT”) headquartered in Dallas, Texas. Capstead earns income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments currently consist primarily of, but are not limited to, residential financial assets, specifically adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae (collectively, “Agency Securities”). Capstead also seeks to opportunistically invest a portion of its equity in credit-sensitive commercial real estate-related assets, including, but not limited to, direct ownership interests in commercial real estate as well as subordinate commercial real estate loans and securities. Management believes such investments, when available at favorable prices and combined with the prudent use of leverage, can produce attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates.
The earning capacity of Capstead’s financial asset portfolios is influenced by the overall size and composition of the portfolios, which depends on investment strategies being implemented by management, the availability of attractively-priced investments and overall market conditions. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, short-term interest rates and mortgage prepayments. Financing spreads (the difference between yields earned on these investments and interest rates charged on related borrowings) have declined considerably from prior years when short-term interest rates were lower and are expected to continue declining before beginning to recover once the Federal Reserve Open Market Committee slows its pace of raising short-term interest rates.
NOTE 2 — BASIS OF PRESENTATION
Interim Financial Reporting
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference into the Company’s annual report on Form 10-K for the year ended December 31, 2004.
Stock-Based Compensation
Capstead currently accounts for stock-based awards for employees and directors under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB25”). Under APB25 compensation cost for these stock-based awards is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount to be paid to acquire the stock and is recognized in Other operating expense as the awards vest and restrictions lapse on a straight-line basis. If the Company had expensed stock-based compensation costs determined using the fair value-based methodology prescribed by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation” (“SFAS123”), such expense would have been higher by approximately $30,000 and $90,000 for the three and nine months ended September 30, 2005, respectively. This would have lowered third quarter earnings by one cent per share (due primarily to the effects of rounding) and would have had no effect on reported diluted net income per common share for the nine months ended September 30, 2005. In 2004 SFAS123 was revised to supercede APB25 and require the use of a fair value-based methodology (similar to the original SFAS123 methodology) to measure and record liabilities associated with stock-based compensation. The revised standard will be adopted by Capstead beginning January 1, 2006 and is applicable to any new awards and to all existing awards for which the requisite service to earn the award has not yet been rendered. The effect of adopting the revised standard is not expected to be material to Capstead’s earnings or financial condition.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
NOTE 3 — NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income, after deducting preferred share dividends, by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income, after deducting dividends on convertible preferred shares when such shares are antidilutive, by the weighted average number of common shares and common share equivalents outstanding, giving effect to stock options and convertible preferred shares, when such options and shares are dilutive. For calculation purposes the Series A and B preferred shares are considered dilutive whenever annualized basic net income per common share exceeds each Series’ annualized dividend divided by the conversion rate applicable for that period. The components of the computation of basic and diluted net income per share were as follows (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Numerator for basic net income (loss) per common share:
Net income	$4,615	$9,487	$18,207	$33,656
Less Series A and B preferred share dividends	(5,064)	(5,064)	(15,192)	(15,195)

	$(449)	$4,423	$3,015	$18,461

Weighted average common shares outstanding	18,871	16,645	18,867	15,387
Basic net income (loss) per common share	$(0.02)	$0.27	$0.16	$1.20

Numerator for diluted net income (loss) per common share:
Net income	$4,615	$9,487	$18,207	$33,656
Less dividends on antidilutive convertible preferred shares	(5,064)	(5,064)	(15,192)	(14,949)

	$(449)	$4,423	$3,015	$18,707

Denominator for diluted net income (loss) per common share:
Weighted average common shares outstanding	18,871	16,645	18,867	15,387
Net effect of dilutive stock options	–	25	48	33
Net effect of dilutive Series A preferred shares	–	–	–	309

	18,871	16,670	18,915	15,729

Diluted net income (loss) per common share	$(0.02)	$0.27	$0.16	$1.19

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS
Capstead classifies its investments in mortgage securities and similar financial assets by collateral type and interest rate characteristics. Agency Securities are AAA-rated with limited credit risk. Non-agency securities consist of private mortgage pass-through securities originally formed prior to 1995 when the Company operated a mortgage conduit whereby the related credit risk of the underlying loans is borne by the Company or by AAA-rated private mortgage insurers (“Non-agency Securities”). Commercial mortgage-backed securities (“CMBS”) held by the Company are mid-tier subordinate bonds and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by lower-tier subordinate bonds held by other investors. As of September 30, 2005, collateral pledged to secure CMOs consists of Non-Agency Securities whereby the related credit risk associated with this collateral is borne by bondholders of CMO series to which the collateral is pledged. The maturity of mortgage securities is directly affected by the rate of principal prepayments on the underlying loans.
Fixed-rate investments generally are mortgage securities backed by mortgage loans that have fixed rates of interest over the life of the loans. Adjustable-rate investments generally are mortgage securities backed by mortgage loans that have interest rates that adjust at least annually to more current interest rates (“current-reset ARM securities”) or begin doing so after an initial fixed-rate period (“longer-to-reset ARM securities”). Mortgage loans underlying current-reset ARM securities either (i) adjust annually based on a specified margin over the one-year Constant Maturity U.S. Treasury Note Rate or the one-year London Interbank Offered Rate (“LIBOR”), (ii) adjust semiannually based on a specified margin over six-month LIBOR, or (iii) adjust monthly based on a specific margin over an index such as LIBOR or the Eleventh District Federal Reserve Bank Cost of Funds Index, usually subject to periodic and lifetime limits on the amount of such adjustments during any single interest rate adjustment period and over the life of the loans. Mortgage loans underlying longer-to-reset ARM securities generally have initial fixed rates of interest for three to five years before beginning to adjust in rate as described above. The average period until initial reset for the $719 million in longer-to-reset ARM securities held by the Company as of September 30, 2005 was 26 months compared to six months to the next reset date for the Company’s current-reset ARM securities. CMBS held as of September 30, 2005 adjust monthly based on a specified margin over 30-day LIBOR. Mortgage securities and similar investments and related weighted average rates were as follows (dollars in thousands):

					Average	Average
	Principal	Premiums		Carrying	Coupon	Effective
	Balance	(Discounts)	Basis	Amount (a)	Rate (b)	Rate (b)
September 30, 2005
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$25,646	$97	$25,743	$25,783	6.62%	6.26%
ARMs	2,528,245	48,252	2,576,497	2,581,707	4.78	3.65
Ginnie Mae ARMs	907,718	5,442	913,160	919,257	4.22	3.63

	3,461,609	53,791	3,515,400	3,526,747	4.65	3.67

Non-agency Securities:
Fixed-rate	28,201	84	28,285	28,372	7.09	6.36
ARMs	47,983	545	48,528	48,861	5.04	4.46

	76,184	629	76,813	77,233	5.80	5.15
CMBS – adjustable-rate	50,665	6	50,671	50,697	4.80	4.55
CMO collateral	9,787	152	9,939	9,939	8.09	13.37

	$3,598,245	$54,578	$3,652,823	$3,664,616	4.69	3.75

					Average	Average
	Principal	Premiums		Carrying	Coupon	Effective
	Balance	(Discounts)	Basis	Amount (a)	Rate (b)	Rate (b)
December 31, 2004
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$35,538	$146	$35,684	$35,739	6.63%	6.19%
ARMs	2,116,454	39,572	2,156,026	2,170,766	3.96	3.11
Ginnie Mae ARMs	1,017,517	7,583	1,025,100	1,033,506	3.87	3.01

	3,169,509	47,301	3,216,810	3,240,011	3.96	3.11

Non-agency Securities:
Fixed-rate	34,338	24	34,362	34,415	6.78	6.27
ARMs	55,615	646	56,261	56,739	4.12	3.49

	89,953	670	90,623	91,154	5.14	4.55
CMBS – adjustable-rate	51,159	10	51,169	51,207	3.44	3.10
CMO collateral	54,739	1,195	55,934	56,187	8.63	6.86

	$3,365,360	$49,176	$3,414,536	$3,438,559	4.06	3.21

(a)	Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 9).

(b)	Average Coupon Rate is presented net of servicing and other fees as of the indicated balance sheet date. Average Effective Rate is presented for the quarter then ended, calculated including the amortization of premiums (discounts), mortgage insurance costs on Non-agency Securities and excluding unrealized gains and losses.
NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Pursuant to a master agreement with Crescent Real Estate Equities Company (NYSE: CEI), in July 2005 Capstead and CEI formed Redtail Capital Partners, L.P. (“Redtail Capital”), a limited partnership owned and capitalized 75% by Capstead and 25% by CEI, for the purpose of investing in a leveraged portfolio of subordinate commercial real estate loans. The parties have committed up to $100 million in equity capital to Redtail Capital to be invested over the next two years. Once this initial partnership is fully invested, the master agreement contemplates an additional partnership with similar terms can be formed to invest another $100 million in capital over the following two-year period. Total investments to be made over four years, assuming leverage, could exceed $600 million and each partnership is expected to have a four to six year existence, depending upon the timing of payoff of related investments. CEI is responsible for identifying investment opportunities and managing the loan portfolio and is paid a management fee and may earn incentives based on portfolio performance. Capstead’s investment in Redtail Capital is accounted for under the equity method of accounting.
In August Redtail Capital entered into a $225 million committed master repurchase agreement with a major investment bank through which up to 75% of the value of investments made by the partnership can be financed through August 9, 2007, after which four equal repurchase payments are due quarterly through August 9, 2008, unless the term of the agreement is extended. Amounts available to be borrowed under this agreement and related borrowing rates are dependent upon the characteristics of the investments pledged as collateral, such as the subordinate position of each investment relative to the fair value of the underlying real estate and the type of underlying real estate (e.g., office, retail, multi-family, industrial, residential or hospitality). In addition, amounts available to be borrowed secured by any one investment and in the aggregate can change based on changes in the fair value of the collateral which can be affected by, among other factors, changes in credit quality, and liquidity conditions within the investment banking and real estate industries. On August 31, 2005 Redtail Capital made its first investment purchasing a $15 million junior participation in the recent financing of a luxury full-service hospitality property in Miami, Florida.

On September 26, 2005 Capstead formed and capitalized Capstead Mortgage Trust I, a Delaware statutory trust, through the issuance to the Company of $1.1 million of the trust’s common securities (see NOTE 8). Because the trust is considered a variable interest entity pursuant to the provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest entities” and the trust common securities are not considered variable interests at risk, the trust is accounted for under the equity method of accounting.
NOTE 6 — REAL ESTATE HELD FOR LEASE
In May 2002 Capstead acquired six “independent” senior living facilities wherein the operator of the facility provides tenants little, if any, medical care (collectively, the “Properties”) pursuant to purchase agreements initially negotiated and executed by an affiliate of Brookdale Living Communities, Inc. (collectively with its subsidiaries, “Brookdale”) and subsequently assigned to Capstead. Concurrent with the acquisition, the Company entered into a long-term “net-lease” arrangement with Brookdale, under which Brookdale is responsible for the ongoing operation and management of the Properties. Brookdale, an owner, operator, developer and manager of senior living facilities, is a majority-owned affiliate of Fortress Investment Group, LLC which, together with its affiliates, is referred to as Fortress. Fortress is a former affiliate of the Company.
The lease arrangement consists of a master lease covering all of the Properties and individual property-level leases (referred to collectively as the “Lease”). The Lease has a remaining term of approximately 17 years and provides for two 10-year renewal periods. Beginning May 1, 2007, Brookdale will have the option of purchasing all of the Properties from Capstead at the greater of fair value (unencumbered by the Lease) or Capstead’s original cost, after certain adjustments. Brookdale is responsible for paying all expenses associated with the operation of the Properties, including real estate taxes, other governmental charges, insurance, utilities and maintenance, and an amount representing an attractive cash return on Capstead’s equity in the Properties after payment of monthly debt service, subject to annual increases based upon increases (capped at 3%) in the Core Consumer Price Index. Brookdale is responsible for most changes in related debt service requirements under the terms of the Lease; therefore, earnings from this investment are generally not affected by changes in interest rates. Included in Receivables and other assets at September 30, 2005 was $2.8 million in unamortized rent abatements and $1.2 million of rent and other receivables due from Brookdale. Carrying amounts of the Properties were as follows (in thousands):

	September 30, 2005	December 31, 2004
Land	$16,450	$16,450
Buildings	119,550	119,550
Equipment and fixtures	3,600	3,600

	139,600	139,600
Accumulated depreciation	(12,676)	(9,895)

	$126,924	$129,705

NOTE 7 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS
Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements with well-established investment banking firms, the terms and conditions of which are negotiated on a transaction-by-transaction basis. These repurchase arrangements generally have maturities of less than 31 days, although from time to time the Company may extend maturities on a portion of its borrowings. Interest rates on these borrowings are generally based on the corresponding LIBOR rate for the maturity of each borrowing. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality, and liquidity conditions within the investment banking, mortgage finance and real estate industries. From time to time the Company may obtain similar borrowings from other parties such as commercial banks to finance investments in financial assets that are not mortgage-backed securities. CMO borrowings consist of various classes of typically fixed-rate bonds the maturity of which is directly affected by the rate of principal prepayments on the related CMO collateral and are subject to redemption provided certain requirements specified in the related indenture have been met (referred to as “Clean-up Calls”). During the third quarter, the Company exercised its Clean-up Call rights for one of three remaining CMOs outstanding, retiring $11.6 million in bonds and recording a related gain of $156,000. Weighted average interest rates for Repurchase arrangements and similar borrowings, classified by type of collateral and maturities, were as follows for the dates indicated (dollars in thousands):

	September 30, 2005		December 31, 2004
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate
Borrowings with maturities of 30 days or less:
Agency Securities	$2,315,019	3.69%	$2,340,755	2.28%
Non-agency Securities	70,124	4.33	71,140	2.76
CMBS	47,951	3.81	48,416	2.54

	2,433,094	3.71	2,460,311	2.30

Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	269,600	3.24	54,021	1.98
Agency Securities (91 to 360 days)	421,464	2.68	204,983	2.19
Agency Securities (greater than 360 days)	240,224	4.13	446,744	2.61

	931,288	3.22	705,748	2.44
CMO collateral	9,939	7.29	55,735	5.96

	$3,374,321	3.59	$3,221,794	2.39

The weighted average effective interest rate on Repurchase arrangements and similar borrowings was 3.31% during the quarter ended September 30, 2005.
NOTE 8 — OTHER BORROWINGS
The components of Other Borrowings and related weighted average interest rates (calculated including issue cost amortization) were as follows for the dates indicated (dollars in thousands):

	September 30, 2005		December 31, 2004
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate
Borrowings secured by real estate:
Mortgage borrowings	$18,989	7.92%	$19,160	7.92%
Tax-exempt bonds	100,841	4.39	100,841	2.98

	119,830	4.95	120,001	3.77
Junior subordinated notes	36,083	8.30	—	—

	$155,913	5.73	$120,001	3.77

Mortgage borrowings consist of a fixed-rate mortgage secured by one senior living facility that matures in 2009. The tax-exempt bonds are credit-enhanced by Fannie Mae and secured by mortgages on the remaining five of the Company’s senior living facilities. Interest rates on the bonds adjust weekly based on the Bond Market Association Municipal Swap Index (“BMA Index”). Interest rate cap agreements with notional amounts aggregating $100.8 million, five-year terms, and cap rates equal to a 6% BMA Index, are held to provide funds to pay interest on the bonds in excess of a 6% BMA Index, should that occur. Monthly interest rate cap and principal reserve fund payments are made to the trustee for the purchase of new cap agreements in 2007 and the eventual retirement of the bonds by 2032. Held in escrow by the bond trustee as of September 30, 2005 were a total of $5.3 million in interest rate cap reserves, principal reserves and repair and replacement reserves. These funds are included in Receivables and other assets as restricted cash. Also included in Receivables and other assets are $2.6 million in unamortized bond issue costs.
On September 26, 2005, Capstead issued $36.1 million in junior subordinated notes to Capstead Mortgage Trust I, an unconsolidated affiliate, in exchange for $1.1 million of the trust’s common securities and $35 million received by the trust from issuing its trust preferred securities to unrelated third party investors. The junior subordinated notes, the common and the preferred trust securities have identical terms requiring quarterly interest payments calculated at a fixed-rate of 8.19% through October 30, 2015 and subsequently at the prevailing three-month LIBOR rate plus 3.50%, reset quarterly. The notes and the trust securities mature October 30, 2035 and may be redeemable, in whole or in part, without penalty, at the Company’s option after October 30, 2010. Included in Receivables and other assets are $1.2 million in issue costs associated with this transaction.
The weighted average effective interest rate for all Other borrowings (calculated including issue cost amortization) was 4.83% for the quarter ended September 30, 2005.
NOTE 9 — DISCLOSURES REGARDING FAIR VALUES OF DEBT SECURITIES
Fair values of the Company’s investments are influenced by changes in, and market expectations for changes in, interest rates and levels of mortgage prepayments as well as other factors beyond the control of management. Fluctuations in fair value caused by changes in interest rates are generally offset in a relatively short period of time because most of the Company’s investments adjust to more current rates at least annually. As of September 30, 2005, $1.7 billion of the Company’s investments in mortgage securities carried unrealized losses totaling $11 million. Approximately $267 million of these securities have been carried at an unrealized loss for 12 months or longer. Given that managing a large portfolio of mortgage securities remains the core focus of Capstead’s investment strategy, it is likely that these securities will be held to maturity. Consequently, temporary declines in value because of increases in interest rates would not constitute other-than-temporary impairments in value necessitating writedowns, absent a major shift in the Company’s investment focus. The following tables summarize fair value disclosures for available-for-sale debt securities (in thousands):

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
As of September 30, 2005
Agency Securities:
Fixed-rate	$479	$40	$–	$519
ARMs	3,489,657	22,439	11,132	3,500,964

	3,490,136	22,479	11,132	3,501,483
Non-agency Securities	37,683	438	18	38,103
CMBS	50,671	26	–	50,697

	$3,578,490	$22,943	$11,150	$3,590,283

As of December 31, 2004
Agency Securities:
Fixed-rate	$606	$55	$–	$661
ARMs	3,181,126	26,467	3,321	3,204,272

	3,181,732	26,522	3,321	3,204,933
Non-agency Securities	41,166	564	33	41,697
CMBS	51,169	39	1	51,207
CMO collateral	12,214	253	–	12,467

	$3,286,281	$27,378	$3,355	$3,310,304

Held-to-maturity debt securities consist of CMO collateral and collateral released from the related CMO indentures pursuant to Clean-up Calls and held as Agency Securities and Non-agency Securities. Fair value disclosures for debt securities held-to-maturity were as follows (in thousands):

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
As of September 30, 2005
Released CMO collateral:
Agency Securities	$25,264	$852	$–	$26,116
Non-agency Securities	39,130	852	–	39,982
CMO collateral	9,939	–	–	9,939

	$74,333	$1,704	$–	$76,037

As of December 31, 2004
Released CMO collateral:
Agency Securities	$35,078	$1,723	$–	$36,801
Non-agency Securities	49,457	1,345	97	50,705
CMO collateral	43,720	84	–	43,804

	$128,255	$3,152	$97	$131,310

Sales of released CMO collateral classified as held-to-maturity occasionally occur provided the collateral has paid down to within 10% of its original issuance amounts. There were no dispositions of debt securities for the periods presented.
NOTE 10 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is net income plus other comprehensive income (loss), which, for the periods presented, consists primarily of the change in unrealized gain on debt securities classified as available-for-sale. The following table provides information regarding comprehensive income (loss) (in thousands):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net income	$4,615	$9,487	$18,207	$33,656

Other comprehensive income (loss):
Unrealized loss on derivative financial instruments held as cash flow hedges:
Change in unrealized loss during period	23	(50)	26	(228)
Reclassification adjustment for amounts included in net income	(50)	(52)	(112)	(133)

	(27)	(102)	(86)	(361)

Unrealized gain on debt securities:
Change in unrealized gain during period	(10,025)	7,218	(12,230)	(4,227)
Reclassification adjustment for gain included in net income	–	–	–	–

Other comprehensive income (loss)	(10,052)	7,116	(12,316)	(4,588)

Comprehensive income (loss)	$(5,437)	$16,603	$5,891	$29,068

NOTE 11 — NET INTEREST INCOME ANALYSIS
The following tables summarize interest income and interest expense and weighted average interest rates pertaining to the Company’s direct investments in financial assets (dollars in thousands):

	Quarter Ended September 30
	2005		2004
		Average		Average
	Amount	Rate	Amount	Rate
Interest income	$32,826	3.75%	$21,688	3.19%
Interest expense	(27,542)	3.31	(11,326)	1.98

Net margin on financial assets	$5,284	0.44	$10,362	1.21

	Nine Months Ended September 30
	2005		2004
		Average		Average
	Amount	Rate	Amount	Rate
Interest income	$91,938	3.54%	$64,777	3.45%
Interest expense	(71,369)	2.92	(28,190)	2.13

Net margin on financial assets	$20,569	0.62	$36,587	1.32

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

	Quarter Ended September 30, 2005
	Rate*	Volume*	Total
Interest income	$5,056	$6,082	$11,138
Interest expense	(12,453)	(3,763)	(16,216)

Net margin on financial assets	$(7,397)	$2,319	$(5,078)

	Nine Months Ended September 30, 2005
	Rate*	Volume*	Total
Interest income	$4,747	$22,414	$27,161
Interest expense	(31,294)	(11,885)	(43,179)

Net margin on financial assets	$(26,547)	$10,529	$(16,018)

*	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
Overview
Capstead Mortgage Corporation (together with its subsidiaries, “Capstead” or the “Company”) operates as a real estate investment trust (“REIT”) headquartered in Dallas, Texas. Capstead earns income from investing in real estate-related assets on a leveraged basis and from other investment strategies. These investments currently consist primarily of, but are not limited to, residential financial assets, specifically adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae (collectively, “Agency Securities”). Capstead also seeks to opportunistically invest a portion of its equity in credit-sensitive commercial real estate-related assets, including, but not limited to, direct ownership interests in commercial real estate as well as subordinate commercial real estate loans and securities. Management believes such investments, when available at favorable prices and combined with the prudent use of leverage, can produce attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates.
Capstead’s financing spreads earned on directly-held financial assets (the difference between yields earned on the Company’s mortgage securities and similar investments and interest rates charged on related borrowings) have declined considerably in recent quarters despite increasing yields on most of the Company’s adjustable-rate investments and are expected to decline further in the fourth quarter due to higher borrowing rates. Additionally, mortgage prepayments increased considerably during the second and third quarters due primarily to a flattening of the yield curve, with short-term interest rates having increased without a corresponding rise in long-term interest rates. This has put added pressure on ARM security yields because it has created opportunities for many homeowners with ARM loans to refinance and lock-in attractive longer-term interest rates. After absorbing increases in the federal funds rate by the Federal Reserve’s Federal Open Market Committee (the “Federal Reserve”) totaling 275 basis points since June 2004 to the current level of 3.75%, the financial markets currently anticipate that the Federal Reserve may not slow its pace of increasing rates until early 2006. Once borrowing rates begin to stabilize, ARM security yield increases should allow for improving financing spreads.
The size and composition of Capstead’s investment portfolios depend on investment strategies being implemented by management, the availability of attractively-priced investments and overall market conditions. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, short-term interest rates and mortgage prepayments. During the nine months ended September 30, 2005 the Company acquired sufficient ARM securities to replace portfolio runoff and increase the size of the mortgage securities and similar investments portfolio to $3.7 billion from $3.4 billion the previous year-end. In addition, Capstead formed Redtail Capital Partners, L.P. (“Redtail Capital”) a subordinate commercial real estate loan partnership with Crescent Real Estate Equities Company (NYSE: CEI) which made its first investment in the third quarter. The Company intends to continue pursuing the acquisition of attractively-priced ARM securities, while also pursuing investments for Redtail Capital.
In September 2005 Capstead bolstered its liquidity and long-term investment capital by issuing $36 million in 30-year junior subordinated notes to Capstead Mortgage Trust I, a newly-formed unconsolidated affiliate, in exchange for $1 million of the trust’s common securities and $35 million received by the trust from issuing its trust preferred securities to unrelated third party investors. The net proceeds after issue costs totaled approximately $34 million.

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
Book Value per Common Share
As of September 30, 2005, Capstead’s book value per common share was $7.06, a decline of $0.56 from June 30, 2005 and $0.85 from December 31, 2004. The year-to-date decrease was caused primarily by a decline in the aggregate unrealized gain on the Company’s mortgage securities portfolio primarily because of portfolio runoff and changes in valuation. Declines since the beginning of the year in the aggregate unrealized gain on the Company’s mortgage investments (most of which are carried at fair value with changes in fair value reflected in stockholders’ equity) and other elements of accumulated other comprehensive income lowered book value by $0.65 per share. In addition, dividend payments in excess of GAAP net income, which results primarily because the Company currently distributes all cash flow from its net-leased real estate, lowered book value by $0.14 per share. Unvested stock grants made to directors and employees in May 2005 totaling 172,600 shares lowered book value by $0.06 per share.
The unrealized gain on the Company’s mortgage investments can be expected to fluctuate with changes in portfolio size and composition as well as changes in interest rates and market liquidity, and such changes will largely be reflected in book value per common share. Book value will also be affected by other factors, including capital stock transactions and the level of dividend distributions relative to quarterly net income; however, temporary changes in fair value of investments not held in the form of securities, such as Capstead’s real estate held for lease and commercial real estate loans either owned outright or by an unconsolidated affiliate, generally will not affect book value.
Mortgage Securities and Similar Investments
As of September 30, 2005, the mortgage securities and similar investments portfolio consisted primarily of ARM Agency Securities. ARM securities held by the Company are backed by mortgage loans that have interest rates that adjust at least annually to more current interest rates (“current-reset ARM securities”) or begin doing so after initial fixed-rate periods generally ranging from three to five years (“longer-to-reset ARM securities”). Agency Securities are AAA-rated and are considered to have limited credit risk. Non-agency securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by the Company or by AAA-rated private mortgage insurers (“Non-agency Securities”). Commercial mortgage-backed securities (“CMBS”) held by the Company at September 30, 2005 are adjustable-rate mid-tier subordinate bonds and therefore carry credit risk associated with the underlying pools of commercial mortgage loans that is mitigated by lower-tier subordinate bonds held by other investors. Mortgage securities held by Capstead are generally financed under repurchase arrangements with investment banking firms pursuant to which specific securities are pledged as collateral. Should the Company acquire financial assets that are not mortgage-backed securities, similar financing arrangements with other parties, such as commercial banks, may be employed (see “Liquidity and Capital Resources”).
During the third quarter of 2005, the Company increased the mortgage securities and similar investments portfolio to $3.7 billion by acquiring ARM securities totaling $570 million which offset $407 million in portfolio runoff. Year-to-date acquisitions totaled $1.3 billion while runoff totaled $1.0 billion.

Annualized portfolio runoff rates increased to 37% during the third quarter from 33% during the second quarter of 2005. Mortgage prepayments are expected to moderate during the fourth quarter reflecting historical trends of lower levels of prepayments during the winter months. However, the flattening of the yield curve throughout much of 2005, with short-term interest rates rising 150 basis points without a corresponding rise in long-term interest rates, will continue to afford opportunities for homeowners with ARM loans to refinance and lock-in attractive longer-term interest rates. The Company anticipates that it will continue to pursue acquisitions of ARM securities to replace portfolio runoff; however, there can be no assurance that attractively-priced ARM securities will continue to be available. To the extent the proceeds of mortgage prepayments and other maturities are not reinvested or cannot be reinvested at a rate of return on invested capital at least equal to the return earned on previous investments, earnings and common dividends may be negatively affected. The future size and composition of the Company’s investment portfolios will depend on market conditions, including levels of mortgage prepayments and the availability of attractively-priced investments.
The following yield and cost analysis illustrates results achieved during the third quarter of 2005 for components of the mortgage securities and similar investments portfolio and anticipated fourth quarter 2005 asset yields and borrowing rates based on interest rates in effect on October 20, 2005 (the date third quarter 2005 results were released) (dollars in thousands):

	3rd Quarter Average (a)			As of September 30, 2005		Projected	Lifetime
		Actual	Actual	Premiums		4th Quarter	Runoff
	Basis	Yield/Cost	Runoff	(Discounts)	Basis (a)	Yield/Cost (b)	Assumptions
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$27,065	6.26%	30%	$97	$25,743	6.38%	39%
ARMs	2,397,408	3.65	38	48,252	2,576,497	4.09	32
Ginnie Mae ARMs	926,712	3.63	40	5,442	913,160	4.21	29

	3,351,185	3.67	39	53,791	3,515,400	4.14	31

Non-agency Securities:
Fixed-rate	29,455	6.36	36	84	28,285	6.76	38
ARMs	51,056	4.46	42	545	48,528	4.99	37

	80,511	5.15	41	629	76,813	5.64	37
CMBS – adjustable-rate	50,746	4.55	1	6	50,671	5.26	1
CMO collateral	13,269	13.37	26	152	9,939	6.00	30

	3,495,711	3.75	37	$54,578	3,652,823	4.19	31

Related borrowings:
30-day LIBOR	2,514,095	3.49			2,498,234	4.06
>30-day LIBOR	727,686	2.61			866,148	3.08
Collateral mortgage obligations (CMO’s)	13,246	7.29			9,939	6.00

	3,255,027	3.31			3,374,321	3.85

Capital employed/ financing spread	$240,684	0.44			$278,502	0.34

Return on assets (c)		0.60				0.54

(a)	Basis represents Capstead’s investment before unrealized gains and losses. Actual asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b)	Projected annualized yields reflect ARM coupon resets and lifetime runoff assumptions as adjusted for expected acquisitions and runoff over the next three months, as of October 20, 2005. Actual yields realized in future periods will largely depend upon (i) changes in portfolio composition, (ii) ARM coupon resets, (iii) actual runoff and (iv) any changes in lifetime runoff assumptions. Interest rates on borrowings that reset every 30 days at the 30-day London Interbank offered Rate (“LIBOR”) reflect the 25 basis point increases in the federal funds rate on September 20, 2005 and November 1, 2005 and expectations for an additional 25 basis point increase at the December 13, 2005 Federal Reserve meeting.

(c)	The Company uses its liquidity to pay down borrowings. Return on assets is calculated on an annualized basis assuming the use of this liquidity to reduce borrowing costs (see “Utilization of Capital and Potential Liquidity”).

Financing spreads on mortgage securities and similar investments averaged 0.44% during the third quarter of 2005 and 0.62% year-to-date, a decline of 17 basis points over the prior quarter and 62 basis points over average financing spreads for the fourth quarter of 2004 as higher mortgage investment yields were more than offset by increases in borrowing rates. The overall yield earned on the portfolio averaged 3.75% during the third quarter, a 24 basis point improvement over the prior quarter and a 53 basis point improvement over average yields earned the fourth quarter 2004 primarily reflecting the benefit of higher coupon interest rates on underlying mortgage loans that reset during the period. Coupon interest rates averaged 30 basis points higher during the third quarter over the second quarter; however, the full benefit of this increase was partially offset by purchase premium write-offs associated with continued high levels of mortgage prepayments. Yields on current-reset ARM securities fluctuate as coupon interest rates on the underlying mortgage loans reset periodically (typically once or twice a year) to a margin over the corresponding six-month or one-year interest rate index, subject to periodic and lifetime limits or caps. Coupon interest rate resets are expected to continue trending higher, contributing to improving portfolio yields in the coming quarters. For example, if one-year interest rates remain at current levels, overall portfolio yields are expected to improve 44 basis points to 4.19% for the fourth quarter of 2005 and the average yield on the existing portfolio will likely exceed 5.00% by the third quarter of 2006. Actual yields will depend on portfolio composition as well as fluctuations in, and market expectations for fluctuations in, interest rates and mortgage prepayment rates.
Interest rates on borrowings secured by the mortgage securities and similar investments averaged 3.31% during the third quarter of 2005 and 2.92% year-to-date, an increase of 39 basis points over the prior quarter and 115 basis points over average borrowing rates for the fourth quarter 2004. Interest rates on most of these borrowings reset monthly and are expected to increase further by year-end, particularly given the likelihood that the Federal Reserve will continue to increase the federal funds rate at upcoming meetings. Borrowings with initial terms of up to 24 months entered into beginning early last year that primarily support longer-to-reset ARM securities and the Company’s modest position in fixed-rate securities averaged $728 million at a favorable rate of 2.61% during the third quarter. As of quarter-end, longer-term borrowings totaled $866 million with an average maturity of eight months with $204 million maturing by year-end which will likely be replaced by one-month borrowings. In addition to being dependent on actions by the Federal Reserve to change short-term interest rates, interest rates on the Company’s borrowings that reset monthly are also dependent on market expectations of future changes in short-term interest rates and the extent of changes in financial market liquidity.
Investment in Subordinate Commercial Real Estate Loan Partnership (Redtail Capital)
Pursuant to a master agreement between the Capstead and CEI, in July 2005 the parties formed Redtail Capital, a limited partnership owned and capitalized 75% by Capstead and 25% by CEI, for the purpose of investing in a leveraged portfolio of select subordinate commercial real estate loans. The parties have committed up to $100 million in equity capital to Redtail Capital to be invested over the next two years. Once this initial partnership is fully invested, the master agreement contemplates an additional partnership with similar terms can be formed to invest another $100 million in capital over the following two-year period. Total investments to be made over four years, assuming leverage, could exceed $600 million and each partnership is expected to have a four to six year existence, depending upon the timing of payoff of related investments. CEI is responsible for identifying investment opportunities and managing the loan portfolio and is paid a management fee and may earn incentives based on portfolio performance. Capstead accounts for its investment in Redtail Capital as an unconsolidated affiliate using the equity method of accounting.
In August Redtail Capital closed on a $225 million committed master repurchase agreement with a major investment bank to finance up to 75% of the value of investments made by the partnership. Amounts available to be borrowed under this facility can change based on changes in credit quality and liquidity conditions within the investment banking and real estate industries (see “Liquidity and Capital Resources” and “Risks Associated with Credit-Sensitive Investments”). On August 31, 2005 the partnership made its first investment purchasing a $15 million junior participation in the recent financing of a luxury full-service hospitality property in Miami, Florida. Redtail Capital is currently reviewing additional investments.
Issuance of Junior Subordinated Notes
On September 26, 2005, the Company issued $36 million in junior subordinated notes to a newly-formed statutory trust, Capstead Mortgage Trust I, organized by the Company under Delaware law, in exchange for $1 million of the trust’s common securities and $35 million received by the trust from issuing its trust preferred securities to unrelated third party investors. Capstead’s investment in the trust’s common securities is accounted for as an unconsolidated affiliate and the junior subordinated notes are included in other borrowings on Capstead’s balance sheet. The junior subordinated notes, the common and the preferred trust securities have identical terms requiring quarterly interest payments calculated at a fixed-rate of 8.19% through October 30, 2015 and subsequently at the prevailing three-month LIBOR rate plus 3.50%, reset quarterly. The notes and the trust securities mature in 2035 and may be redeemable, in whole or in part, without penalty, at the Company’s option after October 30, 2010. The net proceeds after issue costs totaled approximately $34 million and are being used to acquire additional ARM securities as well as other real estate-related investments that can provide attractive risk-adjusted returns over the long term.
Real Estate Held For Lease
In May 2002 Capstead acquired six “independent” senior living properties wherein the operator of the facility provides tenants little, if any, medical care (the “Properties”). Concurrent with the acquisition of the Properties, the Company entered into a long-term “net-lease” arrangement (the “Lease”) with Brookdale Living Communities, Inc., (“Brookdale”), under which Brookdale is responsible for the ongoing operation and management of the Properties. Brookdale, an owner, operator, developer and manager of senior living facilities, is a majority-owned affiliate of Fortress Investment Group LLC, a former affiliate. Capstead’s equity in the Properties (real estate held for lease and related assets, net of accumulated depreciation, related borrowings and other related liabilities) totaled $19 million at September 30, 2005 compared to $21 million at December 31, 2004. The following table summarizes information about the Properties:

					Year
Property	Location	Units (a)		Occupancy (b)	Opened
Chambrel at Roswell	Roswell, GA	280 (256 IL; 24 AL	)	98.6%	1987
Chambrel at Pinecastle	Ocala, FL	161 (120 IL; 41 AL	)	100.0	1987
Chambrel at Island Lake	Longwood, FL	269 (229 IL; 40 AL	)	95.5	1985
Chambrel at Montrose	Akron, OH	169 (137 IL; 32 AL	)	97.6	1987
Chambrel at Williamsburg	Williamsburg, VA	255 (200 IL; 55 AL	)	99.6	1987
Chambrel at Club Hill	Garland, TX	260 (192 IL; 68 AL	)	91.9	1987

Total		1,394 (1,134 IL; 260 AL	)	97.0

(a)	IL refers to independent living units. AL refers to assisted living units.

(b)	As of September 30, 2005.
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
Utilization of Capital and Potential Liquidity
The Company generally finances its mortgage securities and similar investments with well-established investment banking firms using repurchase arrangements and similar borrowings. Assuming potential liquidity is available, these borrowings can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, the actual level of unrestricted cash and cash equivalents carried on the Capstead’s balance sheet is significantly less important than the potential liquidity inherent in the Company’s investment portfolios. Potential liquidity is affected by, among other things, changes in market value of assets pledged under repurchase arrangements and similar borrowings, principal prepayments, distributions from unconsolidated affiliates, and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of financial leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolios (see “Liquidity and Capital Resources”). The following table illustrates Capstead’s utilization of capital and potential liquidity as of September 30, 2005 in comparison with December 31, 2004 (in thousands):

			Capital	Potential
	Assets (a)	Borrowings	Employed	Liquidity (a)
Mortgage securities and similar investments:
Agency Securities	$3,526,747	$3,246,307	$280,440	$179,873
Non-agency Securities	77,233	70,124	7,109	1,500
CMBS	50,697	47,951	2,746	(146)
CMO collateral	9,939	9,939	–	–

	3,664,616	3,374,321	290,295	181,227
Real estate held for lease (b)	138,876	119,830	19,046	–
Investments in unconsolidated affiliates	4,501	–	4,501	46

	$3,807,993	$3,494,151	313,842	181,273

Other assets, net of other liabilities			4,282	4,334	(c)
Third quarter common dividend			(381)	(381)	(d)
Targeted liquidity reserves			–	(174,004)

			$317,743	$11,222

Balances as of December 31, 2004	$3,579,480	$3,341,795	$332,539	$9,783

(a)	Assets are stated at carrying amounts on the Company’s balance sheet which, particularly related to real estate held for lease and certain other assets, does not reflect fair value. Potential liquidity is based on maximum borrowings available under existing uncommitted repurchase arrangements and similar borrowings on directly-held financial assets considering the fair value of related collateral as of the indicated dates, adjusted separately for targeted liquidity reserves. Also included in potential liquidity are distributions from unconsolidated affiliates expected within 30 days and common dividends declared for the current quarter.

(b)	Real estate held for lease includes related assets and is net of accumulated depreciation and other related liabilities.

(c)	Represents unrestricted cash and cash equivalents as of September 30, 2005.

(d)	The third quarter 2005 common dividend was declared September 15, 2005 and paid October 20, 2005 to stockholders of record as of September 30, 2005.
The Company establishes targeted liquidity reserves reflecting management’s determination of the level of capital necessary to hold in reserve to fund margin calls (requirements to pledge additional collateral or pay down borrowings) required by principal payments (that are not remitted to the Company for 25 to 45 days after any given month-end) and potential declines in market value of pledged assets under stressed market conditions. Real estate held for lease and related assets are pledged to secure long-term borrowings. Although Capstead has no responsibility for borrowings secured by real estate beyond these assets, the Company’s equity in direct investments in real estate does not provide a daily source of liquidity, as do unpledged or partially pledged investments in mortgage securities, that can easily be accessed to meet cash flow needs as they arise. Therefore, any additional borrowings that could be secured by this equity plus any unrecorded appreciation of the related assets are not included in potential liquidity.
RESULTS OF OPERATIONS
Contributions to Capstead’s results of operations by source, net of related interest expense, were as follows (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Mortgage securities and similar investments:
Agency Securities	$4,636	$9,285	$18,501	$32,114
Non-agency Securities	296	766	1,292	3,394
CMBS	151	146	431	508
CMO collateral	201	165	345	571

Net margin on financial assets	5,284	10,362	20,569	36,587

Real estate held for lease:
Lease revenue net of related interest expense	1,395	1,428	4,157	4,241
Real estate depreciation	(927)	(927)	(2,781)	(2,781)

Net margin on real estate held for lease	468	501	1,376	1,460

Other revenue (expense):
Gain on CMO redemption	156	–	156	–
Other revenue	321	200	732	516
Other interest expense	(41)	–	(41)	–
Other operating expense	(1,531)	(1,576)	(4,543)	(4,907)

Total other revenue (expense)	(1,095)	(1,376)	(3,696)	(4,391)

Equity in earnings (losses) of unconsolidated affiliates	(42)	–	(42)	–

Net income	4,615	9,487	18,207	33,656
Less cash dividends paid on preferred shares	(5,064)	(5,064)	(15,192)	(15,195)

Net income available (loss attributable) to common stockholders	$(449)	$4,423	$3,015	$18,461

Net income (loss) per common share:

Basic	$(0.02)	$0.27	$0.16	$1.20
Diluted	(0.02)	0.27	0.16	1.19
Regular common dividends declared per share	0.02	0.33	0.30	1.36
Net margins on directly-held financial assets and related financing spreads benefited significantly in prior years from actions taken by the Federal Reserve beginning in 2001 to lower short-term interest rates, which resulted in significantly lower interest rates on the Company’s borrowings even as lower interest rates also led to steadily declining yields on the Company’s adjustable-rate assets and relatively high mortgage prepayment rates. This trend of declining asset yields reversed during the fourth quarter of 2004 leading to three consecutive quarter-over-quarter increases in overall portfolio yields. Given current expectations for interest rates, portfolio yields are expected to continue trending higher in the coming quarters.
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
Although rising short-term interest rates and higher mortgage prepayments have put continued pressure on near-term quarterly earnings, management believes that Capstead’s core investment strategy of maintaining a large portfolio of ARM securities will generate attractive returns over the longer term and that the Company is in a strong position to augment this portfolio with other real estate-related investments that can provide attractive risk-adjusted returns with less sensitivity to changes in interest rates over the long term. See “Financial Condition – “Overview” and “Mortgage Securities and Similar Investments” for further discussion of the current operating environment. Key operating statistics for the major components of the mortgage securities and similar investments portfolio were as follows for the indicated periods (dollars in millions):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Agency Securities:
Portfolio	$3,351	$2,542	$3,301	$2,281
Runoff rates (annualized)	38.63%	31.74%	33.13%	27.47%
Yields	3.67	2.95	3.48	3.10
Borrowing rates:
30-day LIBOR	3.47	1.47	3.00	1.21
Great than 30-day LIBOR	2.61	2.20	2.54	2.20
Total	3.27	1.56	2.90	1.29
Financing spreads	0.40	1.39	0.58	1.81

Non-agency Securities:
Portfolio	$81	$105	$82	$136
Runoff rates (annualized)	40.55%	34.50%	32.91%	37.85%
Yields	5.15	4.42	4.98	4.62
Borrowing rates	3.99	1.84	3.43	1.58
Financing spreads	1.16	2.58	1.55	3.04

CMBS:
Portfolio	$51	$55	$51	$67
Runoff rates (annualized)	1.32%	33.64%	1.28%	13.42%
Yields	4.55	2.61	4.08	2.31
Borrowing rates	3.59	1.66	3.14	1.39
Financing spreads	0.96	0.95	0.94	0.92
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

CMO collateral balances have declined significantly the last several years primarily because of high mortgage prepayments and the exercise of Clean-up Calls. With continued runoff of this portfolio and the July call of the remaining CMO in which the Company held a significant economic interest, related contributions to future operating results are expected to be minimal. The Company recorded a gain of $156,000 related to calling this CMO.
Other revenue (expense) benefited during 2005 from recoveries on previously written off loans. Current quarter results also include five days interest on newly-issued junior subordinated notes. Other operating expense was lower compared to the same periods in 2004 primarily because of lower current year incentive compensation accruals reflecting expectations for lower 2005 dividends and the effects on book value of current year declines in unrealized gains on mortgage securities.
Equity in earnings (losses) of unconsolidated affiliates include the results of Redtail Capital prior to making its first investment on August 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on mortgage securities and similar investments. Other sources of funds include proceeds from other borrowing arrangements, proceeds from asset sales, unrestricted payments received on real estate held for lease and proceeds from debt and equity offerings. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its capital. Because the level of these borrowings can be adjusted on a daily basis, the level of unrestricted cash and cash equivalents carried on the balance sheet is significantly less important than the Company’s potential liquidity available under its borrowing arrangements. The table included under “Financial Condition – Utilization of Capital and Potential Liquidity” and accompanying discussion illustrates additional funds potentially available to the Company as of September 30, 2005, as adjusted for targeted liquidity reserves. The Company currently believes that it has ample liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.
Borrowings under repurchase arrangements secured by mortgage securities totaled $3.4 billion at September 30, 2005. Most of these borrowings have maturities of less than 31 days, although from time to time the Company may enter into longer-term arrangements as it has done on a portion of its borrowings totaling $866 million as of quarter end (see discussion above under “Mortgage Securities and Similar Investments”). Capstead has uncommitted repurchase facilities with investment banking firms to finance its investments in mortgage securities, subject to certain conditions. Interest rates on these borrowings are generally based on 30-day LIBOR (or a corresponding benchmark rate for longer-term arrangements) and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality, and liquidity conditions within the investment banking, mortgage finance and real estate industries.
The issuance of 30-year junior subordinated notes for net proceeds of $34 million prior to quarter-end enhanced the Company’s liquidity and increased its long-term investment capital.
Capstead acquired its real estate held for lease in May 2002. These senior living properties are subject to $19 million in fixed-rate mortgage financing from a commercial bank that matures in 2009 and $101 million in 30-year adjustable-rate tax-exempt bonds that mature in 2032. Under the terms of the Lease, changes in interest rates on this debt are generally the responsibility of the lessee and as such, have a limited effect on the Company’s liquidity.

After having raised over $64 million of new common equity during 2004 through limited open market sales, no such sales have occurred during 2005 but may resume if market conditions allow.
EFFECTS OF INTEREST RATE CHANGES
Interest Rate Sensitivity on Operating Results
Capstead performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All financial assets and any derivative financial instruments (“Derivatives”) held are included in this analysis. The sensitivity of components of Other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. Because under the terms of the Lease the lessee is responsible for changes in related debt service requirements, earnings from the Company’s investment in real estate held for lease are generally not affected by changes in interest rates. The model incorporates management assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for purposes of amortizing investment premiums and discounts. These assumptions are developed through a combination of historical analysis and future expected pricing behavior. Capstead had the following estimated earnings sensitivity profile as of September 30, 2005 and December 31, 2004, respectively (dollars in thousands):

10-year
	30-day	U.S.
	LIBOR	Treasury
	Rate	Rate	Immediate Change In:*
30-day LIBOR rate			Flat	Up 1.00%	Up 1.00%	Up 2.00%
10-year U.S. Treasury rate			Down 1.00%	Flat	Up 1.00%	Up 2.00%
Projected 12-month earnings change:
September 30, 2005	3.88%	4.33%	$(3,141)	$(17,173)	$(16,227)	$(36,876)
December 31, 2004	2.40	4.22	(2,297)	(12,760)	(11,793)	(29,259)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no guarantee that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.
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
General Discussion of Effects of Interest Rate Changes
Changes in interest rates may affect Capstead’s earnings in various ways. Earnings currently depend, in large part, on the difference between the interest received on mortgage securities and similar investments, and the interest paid on related borrowings, most of which are based on 30-day LIBOR. In a rising short-term interest rate environment the resulting financing spread may be reduced or even turn negative, which would adversely affect earnings. Because the mortgage securities and similar investments portfolio currently consists primarily of current-reset ARM securities, the effects of rising short-term interest rates on borrowing costs can eventually be mitigated by increases in the rates of interest earned on the underlying ARM loans, which generally reset periodically to a margin over a current short-term interest rate index (typically a one-year index) subject to periodic and lifetime limits, referred to as caps. Additionally, the Company has extended maturities on a portion of its borrowings, which has effectively locked in attractive financing spreads on the Company’s modest position in fixed-rate and longer-to-reset ARM securities over the average expected fixed-rate terms of these investments. As of September 30, 2005 the Company’s ARM securities featured the following average coupon rates, average periodic and lifetime caps, and average months until the underlying loans reach a coupon reset date (“Months to Roll”)(dollars in thousands):

		Average	Average	Average	Months
		Coupon	Periodic	Lifetime	To
ARM Type	Basis *	Rate	Cap	Cap	Roll
Agency Securities:
Fannie Mae/Freddie Mac:
Current-reset	$1,857,805	4.70%	2.32%	10.87%	6.0
Longer-to-reset	718,691	5.01	4.94	10.91	26.1
Ginnie Mae	913,160	4.22	1.00	9.93	5.1
Non-agency Securities	48,528	5.04	1.73	11.28	5.4

	$3,538,184	4.64	2.51	10.64	9.9

*	Basis represents the Company’s investment before unrealized gains and losses.
Since only a portion of the ARM loans underlying these securities reset each month subject to periodic and lifetime caps, interest rates on related borrowings can rise to levels that may exceed the interest rates on the underlying loans, contributing to lower or even negative financing spreads and adversely affecting earnings. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively effect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected. To provide some protection to financing spreads against rising interest rates, the Company may from time to time enter into longer-term repurchase arrangements on a portion of its borrowings (as it has done currently on borrowings related to its fixed-rate and longer-to-reset ARM securities) or invest in Derivatives such as interest rate swap or cap agreements. At September 30, 2005, the Company did not own any Derivatives for this purpose.
Another effect of changes in interest rates is that as long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage securities and similar investments generally increases. During periods of relatively low long-term interest rates, prolonged periods of high prepayments can significantly reduce the expected life of these investments; therefore, the actual yields realized can be lower due to faster amortization of premiums. Further, to the extent the proceeds of prepayments are not reinvested or cannot be reinvested at a rate of return at least equal to the rate previously earned on that capital, earnings may be adversely affected. There can be no assurance that suitable investments at attractive pricing will be available on a timely basis to replace runoff as it occurs or that the current composition of investments (consisting primarily of ARM Agency Securities) will be maintained.
Capstead periodically sells assets, which may increase income volatility because of the recognition of transactional gains or losses. Such sales may become attractive as asset values fluctuate with changes in interest rates. At other times, asset sales may become prudent to shift the Company’s investment focus. During periods of rising interest rates or contracting market liquidity, asset values can decline, leading to increased margin calls and reducing the Company’s liquidity. A margin call means that a lender requires a borrower to pledge additional collateral to re-establish the agreed-upon ratio of the value of the collateral to the amount of the borrowing. Although the Company has established targeted liquidity reserves to fund margin calls required by principal payments and potential declines in market value of pledged assets, if the Company is unable or unwilling to pledge additional collateral, lenders can liquidate the collateral under adverse market conditions, likely resulting in losses.
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
Through the process of securitizing both commercial and residential mortgages, credit risk can be heightened or minimized. Senior classes in multi-class securitizations generally have first priority over cash flows from a pool of mortgages and, as a result, carry the least risk, highest investment ratings and the lowest yields. Typically, a securitization will also have several tiers of subordinated bonds. Subordinate bonds are junior in the right to receive cash flow from the underlying mortgages, thus providing credit enhancement to the more senior bonds. As a result, subordinated securities will have lower credit ratings and higher yields because of the elevated risk of credit loss inherent in these securities.
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
The availability of capital through secured borrowing arrangements at attractive rates to finance investments in credit-sensitive commercial and residential mortgage assets may be diminished during periods of mortgage finance market illiquidity, which could adversely affect financing spreads and therefore earnings. The availability of these borrowings at attractive rates ultimately depends upon the quality of the assets pledged according to the lender’s assessment of their credit worthiness which could be different from the Company’s assessment. Additionally, if overall market conditions deteriorate resulting in substantial declines in value of these assets, sufficient capital may not be available to support the continued ownership of such investments, requiring these assets to be sold at a loss.
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
Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:
•	Amortization of Premiums and Discounts on Financial Assets – Premiums and discounts on financial assets are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. For most of Capstead’s financial assets, estimates and judgments related to future levels of mortgage prepayments are critical to this determination. Mortgage prepayment expectations can vary considerably from period to period based on current and projected changes in interest rates and other factors such as portfolio composition.
•	Fair Value and Impairment Accounting for Financial Assets – Most of Capstead’s financial assets are classified as held available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors, such as market liquidity. Considerable judgment is required interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity (see “NOTE 9” to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets). Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of an individual asset below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge.
•	Impairment Accounting for Real Estate held for Lease – Real estate is carried at cost, less accumulated depreciation. If a significant adverse event or change in circumstances occurs, management would assess if the values of the Company’s real estate properties have become impaired. If estimated operating cash flows (undiscounted and without interest charges) of a property over its remaining useful life are less than its net carrying value, the difference between net carrying value and fair value would be included in Other revenue (expense) as an impairment charge. Considerable judgment is required in determining useful lives of components of real estate properties and in estimating operating cash flows, particularly during periods of changing circumstances.
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
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005.
PART II. – OTHER INFORMATION
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

Current Report on Form 8-K dated September 26, 2005 announcing the completion of the sale of $35 million of trust preferred securities through Capstead Mortgage Trust I, a newly-formed statutory trust.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: November 7, 2005	By:	/s/ ANDREW F. JACOBS

Andrew F. Jacobs
President and Chief Executive Officer

Date: November 7, 2005	By:	/s/ PHILLIP A. REINSCH

Phillip A. Reinsch
Senior Vice President and Chief Financial Officer