Form 10-Q
period 2006-03-31
CAPSTEAD MORTGAGE CORP
filed 2006-05-08
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
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
Registrant’s telephone number, including area code: (214) 874-2323
Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐   NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Common Stock ($0.01 par value)	19,043,154 as of May 5, 2006

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

ITEM 1. FINANCIAL STATEMENTS
PART I. — FINANCIAL INFORMATION
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)	(NOTE 2)
Assets:
Mortgage securities and similar investments ($4.6 billion pledged under repurchase arrangements)	$4,790,993	$4,368,025
Investments in unconsolidated affiliates	18,692	9,246
Receivables and other assets	57,655	53,040
Cash and cash equivalents	23,700	33,937

	$4,891,040	$4,464,248

Liabilities:
Repurchase arrangements and similar borrowings	$4,465,053	$4,023,686
Unsecured borrowings	77,321	77,321
Liabilities of discontinued operation	—	2,884
Common stock dividend payable	381	381
Accounts payable and accrued expenses	13,569	15,127

	4,556,324	4,119,399

Stockholders’ equity:
Preferred stock — $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 202 shares issued and outstanding at March 31, 2006 and December 31, 2005 ($3,317 aggregate liquidation preference)	2,827	2,827
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at March 31, 2006 and December 31, 2005 ($180,025 aggregate liquidation preference)	176,705	176,705
Common stock — $0.01 par value; 100,000 shares authorized; 19,043 shares issued and outstanding at March 31, 2006 and December 31, 2005	191	191
Paid-in capital	510,334	512,933
Accumulated deficit	(352,803)	(352,803)
Accumulated other comprehensive income (loss)	(2,538)	4,996

	334,716	344,849

	$4,891,040	$4,464,248

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended March 31
	2006	2005

Mortgage securities and similar investments:
Interest income	$52,926	$28,523
Interest expense	(47,543)	(20,033)

	5,383	8,490

Other revenue (expense):
Other revenue	166	196
Interest expense on unsecured borrowings	(1,587)	—
Other operating expense	(1,673)	(1,530)

	(3,094)	(1,334)

Income before equity in earnings of unconsolidated affiliates and discontinued operation	2,289	7,156

Equity in earnings of unconsolidated affiliates	422	—

Income from continuing operations	2,711	7,156

Income from discontinued operation	—	446

Net income	$2,711	$7,602

Net income available (loss attributable) to common stockholders:
Net income	$2,711	$7,602
Less cash dividends paid on preferred shares	(5,064)	(5,064)

	$(2,353)	$2,538

Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.12)	$0.11
Income from discontinued operation	—	0.02

	$(0.12)	$0.13

Cash dividends declared per share:
Common	$0.020	$0.180
Series A Preferred	0.400	0.400
Series B Preferred	0.315	0.315
See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarter Ended March 31
	2006	2005

Operating activities:
Net income	$2,711	$7,602
Noncash items:
Amortization of investment premiums	5,967	4,879
Depreciation and other amortization	109	61
Undistributed earnings of unconsolidated affiliates	(228)	—
Net change in receivables, other assets, accounts payable and accrued expenses	(3,212)	(1,067)

Net cash provided by operating activities of continuing operations	5,347	11,475
Net cash provided by operating activities of discontinued operation	—	693

Net cash provided by operating activities	5,347	12,168

Investing activities:
Purchases of mortgage securities and similar investments	(842,261)	(302,735)
Principal collections on mortgage securities and similar investments	402,797	290,373
Investments in unconsolidated affiliate – commercial real estate loan limited partnership	(9,218)	—

Net cash used in investing activities of continuing operations	(448,682)	(12,362)
Net cash used in investing activities of discontinued operation	(2,884)	—

Net cash used in investing activities	(451,566)	(12,362)

Financing activities:
Net increase (decrease) in repurchase arrangements and similar borrowings	441,377	(59,517)
Capital stock transactions	50	35
Dividends paid	(5,445)	(9,215)

Net cash provided by (used in) financing activities of continuing operations	435,982	(68,697)
Net cash used in financing activities of discontinued operation	—	(60)

Net cash provided by (used in) financing activities	435,982	(68,757)

Net change in cash and cash equivalents	(10,237)	(68,951)
Cash and cash equivalents at beginning of period	33,937	73,030

Cash and cash equivalents at end of period	$23,700	$4,079

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(unaudited)
NOTE 1 — BUSINESS
Capstead Mortgage Corporation operates as a real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead earns income from investing in real estate-related assets on a leveraged basis. These investments consist primarily of financial assets, specifically residential adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae (collectively, “Agency Securities”). Capstead also seeks to opportunistically invest a portion of its investment capital in credit-sensitive commercial real estate-related assets, including subordinate commercial real estate loans.
NOTE 2 — BASIS OF PRESENTATION
Interim Financial Reporting
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications were necessary in large part because of the December 30, 2005 sale of Capstead’s real estate held for lease. All accounts associated with this investment have been reflected as a discontinued operation. Except as otherwise noted, all amounts and disclosures reflect only the Company’s continuing operations. Additionally, amounts related to collateral for structured financings and related borrowings have been reclassified as a component of Mortgage securities and similar investments and related borrowings in light of the declining significance of these amounts.
Stock-Based Compensation
Effective January 1, 2006, Capstead adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS123R”). SFAS123R establishes accounting for stock-based awards exchanged for director and employee services. Under the provisions of SFAS123R, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the related requisite service period. Through December 31, 2005 Capstead accounted for stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB25”) and provided the required pro forma disclosures of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation” (“SFAS123”).

The Company elected to use the modified prospective application method of adopting SFAS123R, and, accordingly, the Company recognized in Other operating expense compensation expense totaling $41,000 for the three months ended March 31, 2006 for the requisite service rendered during the period relating to the unvested portion of stock option awards that previously were not given accounting recognition in earnings. An additional $84,000 was expensed related to previously issued nonvested stock awards. No new awards were issued and no previous awards were modified or repurchased during the quarter. Stock-based compensation expense recognized for the three months ended March 31, 2005 under APB25 totaled $30,000. This expense would have been $3,000 higher under the fair value provisions of SFAS123 which would have had no effect on diluted earnings per share for that period.
Accounting for Acquisitions of Mortgage Securities Seller-Financed using Repurchase Arrangements
From time to time Capstead will finance acquisitions of mortgage investments with the seller using repurchase arrangements. Consistent with prevailing industry practice, the Company records such assets and the related financings gross on its balance sheet, and the corresponding interest income and interest expense gross on its income statement. In addition, the asset is typically a security held available-for-sale, and any change in fair value of the asset is recorded as a component of Other comprehensive income (loss).
However, under a recent technical interpretation of the pertinent accounting rules, in a transaction where assets are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective; in such cases, the seller may be required to continue to consolidate the assets sold based on their “continuing involvement” with such investments. The result is that the buyer may be precluded from presenting any such assets gross on its balance sheet and may instead be required to treat its net investment in such assets as a derivative financial instrument (“Derivative”) until such time as the assets are no longer financed with the seller. The resulting Derivative would be marked to market through earnings.
This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions are reported in the financial statements. Should Capstead be required to adopt this accounting, its cash flows, liquidity and ability to pay a dividend would be unchanged, and Capstead does not believe taxable income would be affected. In addition, this would not affect Capstead’s status as a REIT or cause it to fail to qualify for its Investment Company Act exemption. Management understands that this issue has been submitted to accounting standard setters for resolution. The Company had less than $40 million in acquisitions that were seller-financed as of March 31, 2006 and December 31, 2005, respectively. Management does not believe changing the accounting treatment for any past transactions, if eventually required, would have a material affect on its earnings or financial position.
NOTE 3 — EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share is computed by dividing the reportable components of net income (Income from continuing operations and Income from discontinued operation), after deducting preferred share dividends, by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed by dividing the reportable components of net income, after deducting dividends on convertible preferred shares when such shares are antidilutive, by the weighted average number of common shares and common share equivalents outstanding, giving effect to stock options and convertible preferred shares when such options and shares are dilutive. For calculation purposes the Series A and B preferred shares are considered dilutive whenever basic income from continuing operations per common share exceeds each Series’ dividend divided by the conversion rate applicable for that period.

The components of the computation of basic and diluted earnings (loss) per common share were as follows (in thousands, except per share amounts):

	Quarter Ended March 31
	2006	2005
Numerators for basic earnings (loss) per common share:
Income from continuing operations	$2,711	$7,156
Less Series A and B preferred share dividends	(5,064)	(5,064)

Income from continuing operations available (loss attributable) to common stockholders	(2,353)	2,092
Income from discontinued operation	—	446

	$(2,353)	$2,538

Weighted average common shares outstanding	18,872	18,860

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.12)	$0.11
Income from discontinued operation	—	0.02

	$(0.12)	$0.13

Numerators for diluted earnings (loss) per common share:
Income from continuing operations	$2,711	$7,156
Less dividends on antidilutive convertible preferred shares	(5,064)	(5,064)

Income from continuing operations available (loss attributable) to common stockholders	(2,353)	2,092
Income from discontinued operation	—	446

	$(2,353)	$2,538

Denominator for diluted earnings (loss) per common share:
Weighted average common shares outstanding	18,872	18,860
Net effect of dilutive stock options	—	25
Net effect of dilutive convertible preferred shares	—	—

	18,872	18,885

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.12)	$0.11
Income from discontinued operation	—	0.02

	$(0.12)	$0.13

Antidilutive securities excluded from the calculation of diluted earnings (loss) per common share:
Nonvested stock grants and shares issuable under stock options	867	318
Series A preferred shares	202	202
Series B preferred shares	15,819	15,819
NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS
Fixed-rate investments generally are mortgage securities backed by mortgage loans that have fixed rates of interest over the life of the loans. Adjustable-rate investments generally are ARM securities backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, ARM securities either (i) adjust annually based on a specified margin over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London Interbank Offered Rate (“LIBOR”), (ii) adjust semiannually based on a specified margin over six-month LIBOR, or (iii) adjust monthly based on a specified margin over an index such as LIBOR, CMT or the Eleventh District Federal Reserve Bank Cost of Funds Index, usually subject to periodic and lifetime limits on the amount of such adjustments during any single interest rate adjustment period and over the life of the loans. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. The average months-to-roll for the $1.2 billion in longer-to-reset ARM securities held by the Company as of March 31, 2006 was 38 months compared to six months for the Company’s current-reset ARM securities. Mortgage securities and similar investments and related weighted average rates classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

					Average	Average
	Principal	Investment		Carrying	Coupon	Effective
	Balance	Premiums	Basis	Amount (a)	Rate (b)	Rate (b)

March 31, 2006
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$21,943	$77	$22,020	$22,053	6.63%	6.32%
ARMs	3,726,719	57,590	3,784,309	3,778,939	5.40	4.53
Ginnie Mae ARMs	912,844	3,105	915,949	918,195	4.61	4.33

	4,661,506	60,772	4,722,278	4,719,187	5.25	4.50

Non-agency Securities:
Fixed-rate	23,849	89	23,938	23,999	7.14	6.48
ARMs	39,027	406	39,433	39,729	5.92	5.27

	62,876	495	63,371	63,728	6.38	5.74

Collateral for structured financings	7,955	123	8,078	8,078	8.14	7.34

	$4,732,337	$61,390	$4,793,727	$4,790,993	5.27	4.52

December 31, 2005
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$23,547	$87	$23,634	$23,670	6.63%	6.21%
ARMs	3,268,374	54,792	3,323,166	3,324,118	5.13	3.63
Ginnie Mae ARMs	933,897	4,222	938,119	941,542	4.46	3.54

	4,225,818	59,101	4,284,919	4,289,330	4.99	3.62

Non-agency Securities:
Fixed-rate	26,493	114	26,607	26,689	7.12	6.40
ARMs	42,150	467	42,617	42,908	5.33	4.33

	68,643	581	69,224	69,597	6.02	5.09

CMBS – adjustable-rate	—	—	—	—	—	4.27
Collateral for structured financings	8,960	138	9,098	9,098	7.80	5.76

	$4,303,421	$59,820	$4,363,241	$4,368,025	5.01	3.68

(a)	Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 9).

(b)	Average Coupon Rate is presented net of servicing and other fees as of the indicated balance sheet date. Average Effective Rate is presented for the quarter then ended, calculated including the amortization of investment premiums, mortgage insurance costs on Non-agency Securities and excluding unrealized gains and losses.

NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
In July 2005 Capstead and Crescent Real Estate Equities Company (NYSE: CEI) formed Redtail Capital Partners, L.P. (“Redtail Capital”), a limited partnership owned and capitalized 75% by Capstead and 25% by CEI, for the purpose of investing in a leveraged portfolio of subordinate commercial real estate loans. As of March 31, 2006, the parties have contributed $22 million towards a total commitment of up to $100 million in equity capital to Redtail Capital to be invested over a two-year period. Once this initial partnership is fully invested, a master agreement between the parties contemplates a follow-on partnership with similar terms to invest an additional $100 million in capital over the following two-year period. Total investments to be made over four years, assuming leverage, could exceed $600 million and each partnership is expected to have a four to six year existence, depending upon the timing of repayments on the related investments. CEI is responsible for identifying investment opportunities and managing the loan portfolio and is paid a management fee and may earn incentives based on portfolio performance.
Redtail Capital can finance up to 75% of the value of its investments using a $225 million committed master repurchase agreement with a major investment banking firm through August 9, 2007, after which four equal repurchase payments are due quarterly through August 9, 2008, unless the term of the agreement is extended. Amounts available to be borrowed under this facility and related borrowing rates are dependent upon the characteristics of the investments pledged as collateral, such as the subordinate position of each investment relative to the fair value of the underlying real estate and the type of underlying real estate (e.g., hospitality, industrial, multi-family, office, residential or retail). In addition, amounts available to be borrowed can change based on changes in the fair value of the pledged collateral which can be affected by, among other factors, changes in credit quality and liquidity conditions within the investment banking and real estate industries. As of March 31, 2006, Redtail Capital had borrowed $37.9 million under this facility to fund investments totaling $58.5 million consisting of junior liens on three luxury full-service hospitality properties. After contributing an additional $9.2 million in equity capital in February, Capstead’s investment in Redtail Capital totaled $16.3 million as of March 31, 2006 and the Company’s equity in earnings totaled $375,000 for the three months ended March 31, 2006.
To facilitate the issuance of long-term unsecured borrowings, in September and December 2005 Capstead formed and capitalized two Delaware statutory trusts, through the issuance to the Company of the trusts’ common securities totaling $2.3 million (see NOTE 8). The Company’s equity in the earnings of the trusts (consisting solely of the common trust securities’ pro rata share in interest on Capstead’s junior subordinated notes issued to the trusts) totaled $47,000 during the three months ended March 31, 2006.
NOTE 6 — SALE OF DISCONTINUED OPERATION (REAL ESTATE HELD FOR LEASE)
On December 30, 2005 Capstead sold its portfolio of six independent senior living facilities to an affiliate of Brookdale Senior Living Inc. (NYSE: BKD). BKD had operated the properties under a net-lease arrangement since Capstead acquired the portfolio in 2002. The sale generated net cash proceeds to Capstead of $54.5 million and resulted in a gain of $38.2 million that was recognized in earnings during the fourth quarter of 2005. Through the utilization of available tax attributes, including a capital loss carryforward expiring December 31, 2005, Capstead retained the resulting gain and during the three months ended March 31, 2006 deployed the proceeds from this sale primarily into new mortgage securities investments.
NOTE 7 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS
Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements with well-established investment banking firms, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase arrangements supporting current-reset ARM securities generally have maturities of less than 31 days, while the

Company will generally extend maturities on its borrowings supporting longer-to-reset ARM securities. Interest rates on these borrowings are generally based on the corresponding LIBOR rate for the maturity of each borrowing. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality, and liquidity conditions within the investment banking, mortgage finance and real estate industries. Until 1995 the Company operated a mortgage conduit, pooling mortgage loans into Non-agency Securities and issuing structured financings backed by both Agency and Non-agency Securities. The maturity of outstanding structured financings is directly affected by the rate of principal prepayments on the related collateral and are subject to redemption provided certain requirements specified in the related indenture have been met (referred to as “Clean-up Calls”). Related weighted average interest rates for the dates indicated, classified by type of collateral and maturities, were as follows (dollars in thousands):

	March 31, 2006		December 31, 2005
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate

Borrowings with maturities of 30 days or less:
Agency Securities	$3,456,049	4.66%	$3,133,090	4.23%
Non-agency Securities	58,089	5.31	63,734	4.88

	3,514,138	4.67	3,196,824	4.24

Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	198,209	2.91	25,000	3.25
Agency Securities (91 to 360 days)	190,224	4.07	331,907	2.79
Agency Securities (greater than 360 days)	554,404	4.71	460,857	4.50

	942,837	4.20	817,764	3.77
Collateral for structured financings	8,078	7.34	9,098	7.49

	$4,465,053	4.58	$4,023,686	4.15

The weighted average effective interest rate on Repurchase arrangements and similar borrowings was 4.38% during the quarter ended March 31, 2006.
NOTE 8 — UNSECURED BORROWINGS
Unsecured borrowings consist of 30-year junior subordinated notes issued in September and December 2005 to Capstead Mortgage Trust I and Trust II, respectively. These unconsolidated affiliates of the Company were formed to issue $2.3 million of the trusts’ common securities to Capstead and to privately place $75 million of preferred securities with unrelated third party investors. The note balances and related weighted average interest rates (calculated including issue cost amortization) listed by trust were as follows as of March 31, 2006 (dollars in thousands):

	March 31, 2006		December 31, 2005
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate
Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.45	41,238	8.45

	$77,321	8.39	$77,321	8.39

The junior subordinated notes pay interest to the trusts quarterly calculated at a fixed-rate of 8.19% to 8.36% for ten years and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead Mortgage Trust I notes and trust securities mature in October 2035 and may be redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after October 30, 2010. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and may be redeemed, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. Included in Receivables and other assets are $2.3 million in issue costs associated with these transactions. The weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.21% for the quarter ended March 31, 2006.
NOTE 9 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS
Fair values of the Company’s investments are influenced by changes in, and market expectations for changes in, interest rates and levels of mortgage prepayments as well as other factors beyond the control of management. Because most of the Company’s investments adjust to more current rates at least annually, declines in fair value caused by increases in interest rates can be largely recovered in a relatively short period of time. Given that managing a large portfolio of primarily ARM mortgage securities remains the core focus of Capstead’s investment strategy, management expects these securities will be held to maturity. Consequently, temporary declines in value because of increases in interest rates would not constitute other-than-temporary impairments in value necessitating writedowns, absent a major shift in the Company’s investment focus. Disclosures for mortgage securities in an unrealized loss position as of the indicated dates were as follows (in thousands):

	March 31, 2006		December 31, 2005
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities in unrealized loss position:
One year or greater	$689,013	$9,575	$472,584	$6,313
Less than one year	1,833,343	10,864	1,431,465	8,611

	$2,522,356	$20,439	$1,904,049	$14,924

Fair value disclosures for mortgage securities classified as available-for-sale were as follows (in thousands):

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of March 31, 2006
Agency Securities:
Fixed-rate	$427	$33	$—	$460
ARMs	4,700,258	17,262	20,386	4,697,134

	4,700,685	17,295	20,386	4,697,594
Non-agency Securities	31,761	372	15	32,118

	$4,732,446	$17,667	$20,401	$4,729,712

As of December 31, 2005
Agency Securities:
Fixed-rate	$440	$36	$—	$476
ARMs	4,261,285	19,273	14,898	4,265,660

	4,261,725	19,309	14,898	4,266,136
Non-agency Securities	33,987	390	17	34,360

	$4,295,712	$19,699	$14,915	$4,300,496

Mortgage securities classified as held-to-maturity were as follows (in thousands):

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of March 31, 2006
Collateral released from structured financings:
Agency Securities	$21,593	$392	$4	$21,981
Non-agency Securities	31,610	468	34	32,044
Collateral for structured financings	8,078	—	—	8,078

	$61,281	$860	$38	$62,103

As of December 31, 2005
Collateral released from structured financings:
Agency Securities	$23,194	$636	$—	$23,830
Non-agency Securities	35,237	590	9	35,818
Collateral for structured financings	9,098	—	—	9,098

	$67,529	$1,226	$9	$68,746

NOTE 10 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is net income plus other comprehensive income (loss), which, for the periods presented, consists primarily of the change in valuation of mortgage securities classified as available-for-sale. The following table provides information regarding comprehensive income (loss) (in thousands):

	Quarter Ended March 31
	2006	2005

Net income	$2,711	$7,602

Other comprehensive loss:
Amounts related to cash flow hedges:
Reclassification adjustment for amounts included in net income	(16)	(34)
Amounts related to discontinued operation	—	(13)
Amounts related to securities held available-for-sale:
Change in valuation of mortgage securities held available-for-sale	(7,518)	(5,121)

Other comprehensive loss	(7,534)	(5,168)

Comprehensive income (loss)	$(4,823)	$2,434

NOTE 11 — LONG-TERM INCENTIVE AND OTHER PLANS
The Company sponsors long-term incentive plans to provide for the issuance of stock grants, stock option grants and other incentive-based stock awards to directors and employees (collectively, the “Plans”). As of March 31, 2006, the Plans had 690,459 common shares remaining available for future issuance.
In May and June 2005 nonvested stock grants for a total of 172,600 common shares were issued to directors and employees (average grant date fair value $7.86 per share) that vest proportionally over four years, subject to certain restrictions including continuous service. The remaining 20% of nonvested stock grants for 53,577 common shares issued to employees in April 2000 (grant date fair value $14.25 per share) became fully vested in April 2005.

A summary of nonvested stock grant activity for the quarter ended March 31, 2006 is presented below:
Nonvested Stock Grant Activity

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

As of December 31, 2005	172,600	$7.86
Grants	—	—
Forfeitures	(1,600)	7.82
Vested	—	—

As of March 31, 2006	171,000	7.86

Stock option grants currently outstanding have contractual terms and vesting requirements at the grant date of up to ten years and generally have been issued with strike prices equal to the quoted market prices of the Company’s stock on the date of grant. The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes option pricing model. The Company estimates option exercises, expected holding periods and forfeitures based on past experience and current expectations for option performance and employee/director attrition. The risk-free rate is based on market rates for the expected life of the option. Expected dividends are based on historical experience and expectations for future performance. In measuring volatility factors in recent years, the Company considered volatilities experienced by certain other companies in the mortgage REIT industry in addition to historical volatilities of Capstead shares given past circumstances affecting the trading of Capstead shares not expected to reoccur. A summary of stock option grant activity for the quarter ended March 31, 2006 is presented below:
Stock Option Grant Activity

	Number of	Weighted Average
	Shares	Exercise Price
As of December 31, 2005 (419,782 exercisable at $21.87)	777,669	$15.33
Grants	—	—
Forfeitures	(5,000)	7.82
Expirations	(76,348)	22.86
Exercises	—	—

As of March 31, 2006 (341,321 exercisable at $21.56)	696,321	14.55

As of March 31, 2006 the weighted average remaining contractual term for outstanding and exercisable stock option grants was seven and four years, respectively. The aggregate intrinsic value for both outstanding and exercisable stock option grants at March 31, 2006 was $86,000. Unrecognized compensation costs for unvested awards as of March 31, 2006 totaled $1.2 million expected to be recognized over a weighted average period of approximately three years.
The Company also sponsors a qualified defined contribution retirement plan for all employees and a deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and discretionary contributions of up to another 3% of an employee’s compensation regardless of participation in the plans. All Company contributions are subject to certain vesting requirements. Contribution expenses were $31,000 for the three months ended March 31, 2006.

NOTE 12 — NET INTEREST INCOME ANALYSIS
The following summarizes interest income, interest expense (excluding interest expense on Unsecured borrowings) and related weighted average interest rates (dollars in thousands):

	Quarter Ended March 31
	2006		2005
		Average		Average
		Effective		Effective
	Amount	Rate	Amount	Rate

Interest income	$52,926	4.52%	$28,523	3.33%
Interest expense	(47,543)	4.38	(20,033)	2.51

	$5,383	0.14	$8,490	0.82

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

	Rate *	Volume *	Total *

Total interest income	$12,021	$12,382	$24,403
Total interest expense	18,509	9,001	27,510

	$(6,488)	$3,381	$(3,107)

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
Overview
Capstead Mortgage Corporation (together with its subsidiaries, “Capstead” or the “Company”) operates as a real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Capstead earns income from investing in real estate-related assets on a leveraged basis. These investments currently consist primarily of residential adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae (collectively, “Agency Securities”).
Capstead also seeks to opportunistically invest a portion of its investment capital in credit-sensitive commercial real estate-related assets, including subordinate commercial real estate loans. In this regard, during 2005 Capstead and Crescent Real Estate Equities Company (NYSE: CEI) formed Redtail Capital Partners, L.P. (“Redtail Capital”) to invest in a leveraged portfolio of subordinate commercial real estate loans. Management believes such investments, when available at favorable prices and combined with the prudent use of leverage, can produce attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates and provide earnings support during periods of rising interest rates.
Financing spreads earned on Capstead’s core portfolio of mortgage securities and similar investments (the difference between yields earned on these investments and interest rates charged on related borrowings) declined further during the first quarter of 2006 after having declined steadily over the past year due to higher borrowing rates, despite increasing yields on most of the Company’s ARM securities. While interest rates on most of the Company’s borrowings rise (and fall) almost immediately in response to changes in short-term interest rates, yields on ARM securities change slowly by comparison because coupon interest rates on the underlying mortgage loans generally reset only once or twice a year and the amount of each reset can be limited or capped. After absorbing fifteen consecutive 25 basis point increases in the federal funds rate at each of the Federal Open Market Committee (the “Federal Reserve”) meetings held since June 2004 to a current level of 4.75% as of March 31, 2006, the financial markets currently anticipate that the Federal Reserve may begin to slow its pace of increasing rates by mid-2006. Once borrowing rates begin to stabilize, ARM security yield increases should allow for improving financing spreads and larger holdings of ARM securities should allow for increased contributions to earnings from this portfolio.
During the latter part of 2005, Capstead significantly bolstered its investment capital by raising $73 million in net proceeds from the issuance of long-term unsecured borrowings and the year-end sale of its real estate held for lease, generating net proceeds of nearly $55 million. The resulting increase in investment capital from the sale was retained primarily through the use of available tax attributes that otherwise would have expired unused on December 31, 2005. As of March 31, 2006 this capital has been fully invested into additional ARM securities, as well as other real estate-related investments such as Redtail Capital.
The size and composition of Capstead’s investment portfolios depend on investment strategies being implemented by management, the availability of investment capital and overall market conditions, including the availability of attractively-priced investments. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, short-term interest rates and mortgage prepayments.

Risk Factors and Critical Accounting Policies
Under the captions “Risk Factors” and “Critical Accounting Policies” are discussions of risk factors and critical accounting policies affecting Capstead’s financial condition and results of operations that are an integral part of this discussion and analysis. Readers are strongly urged to consider the potential impact of these factors and accounting policies on the Company while reading this document.
Accounting for Acquisitions of Mortgage Securities Seller-Financed using Repurchase Arrangements
As discussed more fully in NOTE 2 to the accompanying financial statements, under a recent technical interpretation of the pertinent accounting rules, when assets are acquired from and financed under a repurchase agreement with the same counterparty, the acquisitions may not qualify as purchases and the buyer may be precluded from presenting any such assets gross on its balance sheet and instead may be required to treat its net investment in such assets as a derivative financial instrument (“Derivative”) until such time as the assets are no longer financed with the seller. The resulting Derivative would be marked to market through earnings. This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions are reported in the financial statements. Should Capstead be required to adopt this accounting, its cash flows, liquidity and ability to pay a dividend would be unchanged, and Capstead does not believe taxable income would be affected.
Mortgage Securities and Similar Investments
As of March 31, 2006, Capstead’s mortgage securities and similar investments portfolio consisted primarily of ARM Agency Securities. ARM securities held by the Company generally are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. The average months-to-roll for the Company’s $3.5 billion in current-reset ARM securities was less than six months as of March 31, 2006 while the average months-to-roll for the Company’s $1.2 billion in longer-to-reset ARM securities was 38 months. Agency Securities carry an implied AAA-rating with limited credit risk. Non-agency securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by the Company or by AAA-rated private mortgage insurers (“Non-agency Securities”). Mortgage securities held by Capstead are generally financed under repurchase arrangements with investment banking firms pursuant to which specific securities are pledged as collateral.
Capstead increased its mortgage securities and similar investments portfolio by 10% during the first quarter of 2006 to nearly $4.8 billion from $4.4 billion at December 31, 2005 as investment capital made available from the December 30, 2005 sale of real estate held for lease was deployed. Acquisitions totaled nearly $832 million during the first quarter consisting exclusively of current- and longer-to-reset ARM Agency Securities. Portfolio runoff for the quarter totaled $403 million. Annualized portfolio runoff rates declined to 30% during the first quarter from 37% during the fourth quarter of 2005 and 33% for all of last year. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, high levels of mortgage prepayments can put downward pressure on ARM security yields because the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as yield adjustments. After experiencing relatively high mortgage prepayments during most of 2005, prepayments were lower during the first quarter of 2006 due to seasonal factors and changes in portfolio composition. Higher mortgage interest rates in recent months may further ease prepayment pressures by removing much of the incentive for many homeowners with ARM loans to refinance and lock-in attractive longer-term interest rates. Additionally, recent additions to the portfolio have been purchased with lower investment premiums and some acquisitions have limited prepay protection which should help lessen the Company’s exposure to higher levels of prepayments in future periods. The Company anticipates that it will continue to pursue acquisitions of current- and longer-to-reset ARM securities to replace portfolio runoff depending upon availability of attractively-priced securities and other investment opportunities such as Redtail Capital.
The following yield and cost analysis illustrates results achieved during the first quarter of 2006 for components of the mortgage securities and similar investments portfolio and projected second quarter 2006 annualized portfolio yields, borrowing rates and financing spreads given expectations as of April 20, 2006 (the date first quarter earnings were released) for another 25 basis point increase in the federal funds rate in May 2006 and other assumptions more fully described in the accompanying notes (dollars in thousands):

						Projected	Lifetime
	1st Quarter Average			As of March 31, 2006		2nd Quarter	Runoff
	Basis (a)	Yield/Cost	Runoff	Premiums	Basis (a)	Yield/Cost (b)	Assumptions

Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$22,966	6.32%	25%	$77	$22,020	6.37%	38%
ARMs	3,641,470	4.53	30	57,590	3,784,309	4.77	32
Ginnie Mae ARMs	940,612	4.33	29	3,105	915,949	4.57	29

	4,605,048	4.50	30	60,772	4,722,278	4.74	31

Non-agency Securities:
Fixed-rate	25,552	6.48	34	89	23,938	6.83	37
ARMs	41,166	5.27	26	406	39,433	5.90	38

	66,718	5.74	29	495	63,371	6.25	38
Collateral for structured financings	8,765	7.34	35	123	8,078	7.24	30

	4,680,531	4.52	30	$61,390	4,793,727	4.76	31

Related borrowings:
30-day LIBOR	3,323,637	4.51			3,410,593	4.95
>30-day LIBOR	1,007,292	3.92			1,046,382	4.31
Structured financings	8,765	7.34			8,078	7.24

	4,339,694	4.38			4,465,053	4.82

Capital employed/ financing spread	$340,837	0.14			$328,674	(0.06)

Return on assets (c)		0.46				0.25

(a)	Basis represents the Company’s investment before unrealized gains and losses. Actual asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b)	Projected annualized yields reflect ARM coupon resets and lifetime runoff assumptions as adjusted for expected portfolio acquisitions over the next three months and runoff expectations over the next twelve months, as of the date of this press release. Actual yields realized in future periods largely depend upon (i) changes in portfolio composition, (ii) actual ARM coupon resets, (iii) actual runoff and (iv) any changes in lifetime runoff assumptions. Interest rates on borrowings that reset every 30 days at the 30-day London Interbank offered Rate (“LIBOR”) reflect expectations for a 25 basis point increase in the federal funds to a 5.00% rate at the May 10, 2006 Federal Reserve meeting. Projected average portfolio yields, borrowing rates, financing spreads and runoff rates over the next four quarters for Capstead’s existing portfolio, (adjusted for expected acquisitions through June 30, 2006 only), are as follows:

	Portfolio	Borrowing	Financing	Runoff
	Yields	Rates	Spreads *	Rates

Second Quarter 2006	4.76%	4.82%	(0.06)%	32%
Third Quarter 2006	5.08	4.98	0.10	31
Fourth Quarter 2006	5.36	4.98	0.38	28
First Quarter 2007	5.54	4.98	0.56	29

*	Financing spreads do not take into account earnings on capital supporting this portfolio.

(c)	The Company uses its liquidity to pay down borrowings. Return on assets is calculated on an annualized basis assuming the use of this liquidity to reduce borrowing costs.

Yields on Capstead’s mortgage securities and similar investments improved during the first quarter, primarily reflecting the benefits of higher coupon interest rates on current-reset ARM securities, which constituted approximately 73% of the portfolio as of March 31, 2006. These securities are expected to continue resetting higher throughout 2006 and into 2007 as the underlying mortgage loans reset to more current rates. Yields on current-reset ARM securities fluctuate as coupon interest rates on the underlying mortgage loans reset periodically (typically once or twice a year to a margin over the corresponding six-month or one-year interest rate index), subject to periodic and lifetime limits or caps. For example, based on expectations as of April 20, 2006 for another 25 basis point increase in the federal funds rate in May, overall portfolio yields are expected to improve approximately 24 basis points to average 4.76% during the second quarter of 2006 and the average yield on the existing portfolio (unadjusted for expected acquisitions beyond June 30, 2006) will likely exceed 5.50% by the first quarter of 2007. Actual yields will depend on portfolio composition as well as fluctuations in interest rates and mortgage prepayment rates.
Current-reset ARM securities are generally supported by borrowings that are re-established monthly at current interest rates based on one-month LIBOR. Because one-month LIBOR fluctuates on a daily basis in anticipation of changes in the federal funds rate, yield improvements on current-reset ARM securities could not keep pace with higher borrowing costs during the first quarter of 2006. Interest rates on the Company’s one-month LIBOR borrowings are expected to increase further during the second and third quarters given the effects of the late March federal funds rate increase still being absorbed and market expectations for another increase in May.
Investments in longer-to-reset ARM securities totaled $1.2 billion, constituting approximately 26% of the mortgage securities and similar investments portfolio as of March 31, 2006. These “longer duration” investments have become increasingly compelling investment opportunities in recent quarters. Longer-to-reset ARM securities are primarily supported by longer-term borrowings that effectively lock-in financing spreads during a significant portion of these investments’ fixed-rate terms. As of March 31, 2006, such borrowings totaled $1.0 billion at a favorable rate of 4.01% with an average maturity of 19 months, $332 million of which will mature during the remainder of 2006. In the current rising short-term interest rate environment, average interest rates on the Company’s longer-term borrowings are lower than one-month LIBOR borrowing rates. As these borrowings mature they are typically being replaced with one-month borrowings at higher current rates putting further upward pressure on overall borrowing rates.
Because of the factors discussed above, financing spreads on the mortgage securities and similar investments portfolio declined to 14 basis points during the first quarter of 2006 from 21 basis points in the fourth quarter of 2005 even as the portfolio’s contribution to earnings increased reflecting the benefits of net additions to the portfolio of $1.1 billion over the last six months. With the financial markets currently anticipating one or possibly two additional 25 basis point increases in the federal funds rate, interest rates on the Company’s borrowings are expected to continue rising faster than portfolio yields during the second quarter leading to a lower contribution to earnings from this portfolio. Beyond the second quarter, yields on the ARM portfolio will continue resetting higher throughout the rest of 2006 and into 2007 and borrowing rates should begin to stabilize leading to recovering financing spreads and improving financial results in subsequent quarters.
Investment in Redtail Capital
After contributing an additional $9 million in equity capital to Redtail Capital in February, Capstead’s investment in this subordinate commercial real estate loan partnership totaled over $16 million as of March 31, 2006. Since its formation in July 2005, Capstead and CEI have contributed over $22 million towards a total commitment of up to $100 million in equity capital to Redtail Capital to be deployed over a two-year investment period. Once this initial partnership is fully invested, a master agreement between the parties contemplates a follow-on partnership with similar terms to invest an additional $100 million in capital over the following two-year period. Redtail Capital can finance up to 75% of the value of its investments using a $225 million committed master repurchase agreement with a major investment banking firm. Quarterly repayments of amounts drawn under this facility begin in August 2007, unless the term of the agreement is extended. As of March 31, 2006, Redtail Capital had borrowed $38 million under this facility to fund investments totaling $59 million consisting of junior liens on three luxury full-service hospitality properties. For the three months ended March 31, 2006, Redtail Capital contributed $375,000 to Capstead’s earnings. Future contributions to earnings from this venture will depend on portfolio performance and the availability of suitable investment opportunities.
Book Value per Common Share
As of March 31, 2006, Capstead’s book value per common share was $7.95, a decline of $0.53 from December 31, 2005. This decline was caused by changes in valuation of the Company’s mortgage securities portfolio primarily because of the higher interest rate environment and dividend payments in excess of earnings. Declines in fair value of the Company’s mortgage investments (most of which are carried at fair value with changes reflected in stockholders’ equity) lowered book value by $0.39 per share. Preferred and common dividend payments in excess of earnings lowered book value by $0.14 per share.
The fair value of the Company’s mortgage investments can be expected to fluctuate with changes in portfolio size and composition as well as changes in interest rates and market liquidity, and such changes will largely be reflected in book value per common share. Because most of the Company’s investments adjust to more current rates at least annually, declines in fair value caused by increases in interest rates can be largely recovered in a relatively short period of time. Book value will also be affected by other factors, including capital stock transactions and the level of dividend distributions relative to quarterly net income; however, temporary changes in fair value of investments not held in the form of securities, such as commercial real estate loans either owned outright or by an unconsolidated affiliate, generally will not affect book value. Additionally, changes in fair value of the Company’s liabilities, such as its longer-term borrowings supporting investments in longer-to-reset ARM securities, will not be reflected in book value. As of March 31, 2006, the unrealized gains on these longer-term borrowings totaled $9.8 million, or $0.51 per share.
Utilization of Investment Capital and Potential Liquidity
Capstead can generally finance up to 97% of the fair value of its mortgage securities investments with well-established investment banking firms using repurchase arrangements and similar borrowings with the balance supported by the Company’s investment capital. Investment capital includes preferred and common equity capital as well as long-term unsecured borrowings, net of Capstead’s investment in related statutory trusts accounted for as unconsolidated affiliates. Assuming potential liquidity is available, repurchase arrangements and similar borrowings can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, the actual level of cash and cash equivalents carried on Capstead’s balance sheet is significantly less important than the potential liquidity inherent in the Company’s investment portfolios. Potential liquidity is affected by, among other things, changes in market value of assets pledged; principal prepayments; contribution requirements to, or distributions from, Redtail Capital; and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of financial leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolios (see “Liquidity and Capital Resources”).

The following table illustrates Capstead’s utilization of investment capital and potential liquidity as of March 31, 2006 in comparison with December 31, 2005 (in thousands):

		Related	Capital	Potential
	Investments (a)	Borrowings	Employed (a)	Liquidity (a)

Mortgage securities and similar investments:
Agency Securities	$4,719,187	$4,398,886	$320,301	$194,785
Non-agency Securities	63,728	58,089	5,639	96
Collateral for structured financings	8,078	8,078	—	—

	4,790,993	4,465,053	325,940	194,881
Investment in Redtail Capital	16,352	—	16,352	190

	$4,807,345	$4,465,053	342,292	195,071

Other assets, net of other liabilities			67,786	23,700	(b)
First quarter common dividend			(381)	(381)	(c)

			$409,697	$218,390

Balances of as December 31, 2005	$4,374,929	$4,023,686	$419,828	$249,861

(a)	Investments are stated at carrying amounts on the Company’s balance sheet. Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of the indicated dates adjusted for other sources (uses) of liquidity such as unrestricted cash and cash equivalents, cash flow (requirements) distributions from Redtail Capital and dividends payable.

(b)	Represents unrestricted cash and cash equivalents.

(c)	The first quarter 2006 common dividend was declared March 16, 2006 and paid April 20, 2006 to stockholders of record as of March 31, 2006.
In order to prudently and efficiently manage its liquidity and capital resources, Capstead maintains sufficient liquidity reserves in the form of potential liquidity to fund margin calls (requirements to pledge additional collateral or pay down borrowings) required by monthly principal payments (that are not remitted to the Company for 20 to 45 days after any given month-end) and potential declines in market value of pledged assets under stressed market conditions. During the first quarter of 2006 the Company increased its holdings of mortgage securities and made an additional investment in Redtail Capital which fully deployed investment capital made available from the December 30, 2005 sale of its senior living facilities.

RESULTS OF OPERATIONS
Comparative income statement data (interest income, net of related interest expense, in thousands, except for per share data) and key portfolio statistics (dollars in millions) were as follows:

	Quarter Ended March 31
	2006	2005

Income statement data:
Mortgage securities and similar investments:
Agency Securities	$5,203	$7,749
Non-agency Securities	180	521
CMBS and other commercial loans	—	136
Collateral for structured financings	—	84

	5,383	8,490

Other revenue (expense):
Other revenue	166	196
Interest on unsecured borrowings	(1,587)	—
Other operating expense	(1,673)	(1,530)

	(3,094)	(1,334)

Equity in earnings of unconsolidated affiliates	422	—

Income from continuing operations	2,711	7,156

Income from discontinued operation	—	446

Net income	$2,711	$7,602

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.12)	$0.11
Income from discontinued operation	—	0.02

	$(0.12)	$0.13

Key portfolio statistics:
Average yields:
Agency Securities	4.50%	3.29%
Non-agency Securities	5.74	4.72
CMBS and other commercial loans	—	3.61
Collateral for structured financings	7.34	3.26
Total average yields	4.52	3.33

Average related borrowing rate	4.38	2.51

Average financing spread	0.14	0.82

Average portfolio balances:
Agency Securities	$4,605	$3,241
Non-agency Securities	67	86
CMBS and other commercial loans	—	51
Collateral for structured financings	9	42

	4,681	3,420

Related average borrowings	4,340	3,181

Average capital deployed	$341	$239

Average portfolio runoff rate:
Agency Securities	30%	28%
Total	30	22

Net margins and related financing spreads on Capstead’s mortgage securities and similar investments for the first quarter of 2006 were down considerably from levels achieved during the same period of the prior year reflecting the negative effects of the prolonged Federal Reserve rate tightening effort. Short-term interest rates began increasing in June 2004 in response to increases in the federal funds rate. These higher rates led to significantly higher borrowing rates and lower financing spreads for the Company despite increasing portfolio yields and portfolio balances. This illustrates how the Company is impacted immediately when short-term interest rates rise (and fall) while ARM security yields change slowly in comparison because coupon interest rates on the underlying mortgage loans generally reset only once a year and the amount of each reset can be limited or capped.
Although rising short-term interest rates have put continued pressure on near-term earnings, management believes that Capstead’s core investment strategy of maintaining a large portfolio of ARM securities will generate attractive returns over the longer term and that the Company is in a position to augment this portfolio with other real estate-related investments that can provide attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates. See “Financial Condition – “Overview” and “Mortgage Securities and Similar Investments” for further discussion of the current operating environment.
Despite an increase of nearly $1.4 billion in the average outstanding balances of Agency Securities during the first quarter of 2006 over same period of the prior year, lower financing spreads led to a 33% decline in related operating results. Non-agency Securities contributed less to operating results during 2006 because of lower average Non-agency Securities balances outstanding due to runoff in addition to lower financing spreads. The Company’s last CMBS position paid off in December 2005. Operating results for collateral for structured financings have been declining since Capstead curtailed its mortgage conduit operation in 1995 and ceased issuing structured financings. Related portfolio balances have declined with runoff and the redemption of structured financings whereby the released collateral was either sold or held for investment as part of the Non-agency Securities portfolio. In July 2005 the Company exercised the last redemption right it controlled and the Company holds no economic interest in the remaining two outstanding securitizations. Consequently, related contributions to future operating results are expected to be minimal.
Interest on unsecured borrowings reflects interest expense on the full $77 million of the Company’s junior subordinated notes issued in late 2005 to statutory trusts formed by the Company. These trusts issued $2 million of trust common securities to the Company and $75 million in trust preferred securities to unrelated third parties for net proceeds to Capstead totaling $73 million, after $2 million in issue costs. Capstead’s investments in the trust common securities are accounted for as unconsolidated affiliates in accordance with the applicable provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.”
The increase in other operating expense reflects costs associated with implementing overhead reductions and compensation expense related to stock awards issued in 2005, including $41,000 related to expensing the fair value of unvested stock option grants with the adoption of Statement of Accounting Standards No. 123R “Share Based Payment” effective January 1, 2006.
Equity in earnings of unconsolidated affiliates includes the Company’s equity in earnings of Redtail Capital totaling $375,000 during the first quarter. This new venture funded its first investment in August 2005 and its third investment in February 2006. The Company’s equity in earnings of its statutory trusts totaled $47,000 (consisting solely of the trust common securities’ pro rata share in interest on the Company’s junior subordinated notes discussed above).
Prior year income from discontinued operation includes earnings on real estate held for lease prior to its sale in December 2005.

LIQUIDITY AND CAPITAL RESOURCES
Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on mortgage securities and similar investments. Other sources of funds include proceeds from asset sales, proceeds from debt and equity offerings and monthly distributions, when available, from the Company’s investment in Redtail Capital. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than the Company’s potential liquidity available under its borrowing arrangements. The table included under “Financial Condition – Utilization of Investment Capital and Potential Liquidity” and accompanying discussion illustrates additional funds potentially available to the Company as of March 31, 2006. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.
Borrowings under repurchase arrangements secured by mortgage securities totaled $4.5 billion at March 31, 2006. These borrowings routinely have maturities of less than 31 days, although from time to time the Company enters into longer-term arrangements as it has done on $1.0 billion of these borrowings as of March 31, 2006 (see discussion above under “Mortgage Securities and Similar Investments”). Capstead has uncommitted repurchase facilities with investment banking firms to finance its investments in mortgage securities, subject to certain conditions. Interest rates on these borrowings are generally based on 30-day LIBOR (or a corresponding benchmark rate for longer-term arrangements) and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality, and liquidity conditions within the investment banking, mortgage finance and real estate industries.
Redtail Capital finances up to 75% of each investment it makes using a $225 million committed master repurchase agreement from a major investment banking firm. As of March 31, 2006, $38 million has been borrowed under this facility. Beginning August 9, 2007, four equal repurchase payments are due quarterly through August 9, 2008, unless the term of the agreement is extended. Amounts available to be borrowed under this facility and related borrowing rates are dependent upon the characteristics of the investments pledged as collateral, such as the subordinate position of each investment relative to the fair value of the underlying real estate and the type of underlying real estate (e.g., hospitality, industrial, multi-family, office, residential or retail). In addition, amounts available to be borrowed can change based on changes in the fair value of the pledged collateral which can be affected by, among other factors, changes in credit quality, and liquidity conditions within the investment banking and real estate industries. Capstead anticipates that this agreement will be extended and may be supplemented with another facility or replaced with a larger facility prior to when quarterly repayments begin in November 2007. Capstead’s remaining commitment to provide an additional $59 million in equity capital to Redtail Capital is subject to the availability of suitable investments approved by both partners within a two-year investment period that began in July 2005. Redtail Capital distributes available cash flow from earnings and repayments on investments on a monthly basis.
During the latter part of 2005 the Company increased its investment capital through the issuance of long-term unsecured borrowings for net proceeds of $73 million. As of year-end, this capital was fully deployed into additional investments in ARM securities. If the need arises, the Company may further augment its investment capital with similar borrowings.

The December 30, 2005 sale of the Company’s real estate held for lease for net proceeds of $55 million and a gain of $38 million further increased the Company’s investment capital. This capital was fully deployed into additional investments during the current quarter.
After having raised over $64 million of new common equity during 2004 through limited open market sales, no such sales occurred during 2005 or the first quarter of 2006, but may resume in the future if market conditions allow.
RISK FACTORS
General Discussion of Effects of Interest Rate Changes
Changes in interest rates affect Capstead’s earnings in various ways. Earnings currently depend, in large part, on the difference between the interest received on mortgage securities and similar investments, and the interest paid on related borrowings, most of which are based on 30-day LIBOR. In a rising short-term interest rate environment the resulting financing spread may be reduced or even turn negative, which would adversely affect earnings. Because the mortgage securities and similar investments portfolio currently consists primarily of current-reset ARM securities, the effects of rising short-term interest rates on borrowing costs can eventually be mitigated by increases in the rates of interest earned on the underlying ARM loans, which generally reset periodically to a margin over a current short-term interest rate index (typically a six-month or one-year index) subject to periodic and lifetime limits, referred to as caps. Additionally, the Company has extended maturities on a portion of its borrowings, which has effectively locked in financing spreads on the Company’s longer-to-reset ARM securities over a significant portion of these investments’ fixed-rate terms. As of March 31, 2006, the Company’s ARM securities featured the following average coupon rates, periodic and lifetime caps, and months-to-roll (dollars in thousands):

		Average	Average	Average	Months
		Coupon	Periodic	Lifetime	To
ARM Type	Basis *	Rate	Cap	Cap	Roll

Current-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	$2,547,376	5.35%	3.04%	10.98%	6.1
Ginnie Mae	915,949	4.61	1.00	9.83	6.3
Non-agency Securities	39,433	5.92	1.72	11.34	5.7

	3,502,758	5.16	2.49	10.68	6.1

Longer-to-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	1,236,933	5.49	4.56	11.36	37.7

	$4,739,691	5.25	3.03	10.86	14.4

*	Basis represents the Company’s investment before unrealized gains and losses.
Since only a portion of the ARM loans underlying these securities reset each month, subject to periodic and lifetime caps, interest rates on related borrowings can rise to levels that may exceed yields on these securities, contributing to lower or even negative financing spreads and adversely affecting earnings. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively affect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected. To provide some protection to financing spreads against rising interest rates, the Company may from time to time enter into longer-term repurchase arrangements on a portion of its borrowings (as it has done currently on borrowings related to its longer-to-reset ARM securities) or acquire Derivatives such as interest rate swap or cap agreements. At March 31, 2006, the Company did not own any Derivatives for this purpose.
When short- and long-term interest rates are at nearly the same levels (i.e., a “flat yield curve” environment), or when long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage securities and similar investments generally increases. Prolonged periods of high mortgage prepayments can significantly reduce the expected life of these investments; therefore, the actual yields realized can be lower due to faster amortization of investment premiums. Further, to the extent the proceeds of prepayments are not reinvested or cannot be reinvested at a rate of return at least equal to the rate previously earned on that capital, earnings may be adversely affected. There can be no assurance that suitable investments at attractive pricing will be available on a timely basis to replace runoff as it occurs.
Investments in junior liens on commercial real estate either held directly or in Redtail Capital are typically adjustable-rate loans secured by borrowings with similar adjustment features such that related financing spreads are relatively stable. Because these investments typically are financed with at least 25% equity capital compared to less than 10% for residential mortgage securities, margins on these investments will tend to improve when interest rates are increasing and decline when rates are falling.
Management may determine it is prudent to sell assets from time to time, which can increase income volatility because of the recognition of transactional gains or losses. Such sales may become attractive as asset values fluctuate with changes in interest rates. At other times, asset sales may reflect a shift in the Company’s investment focus. During periods of rising interest rates or contracting market liquidity, asset values can decline, leading to increased margin calls and reducing the Company’s liquidity. A margin call means that a lender requires a borrower to pledge additional collateral to re-establish the agreed-upon ratio of the value of the collateral to the amount of the borrowing. Although Capstead maintains liquidity reserves to fund margin calls required by principal payments and potential declines in market value of pledged assets, if the Company is unable or unwilling to pledge additional collateral, lenders can liquidate the collateral under adverse market conditions, likely resulting in losses.
Interest Rate Sensitivity on Operating Results
Capstead performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All investments, borrowings and any Derivatives held are included in this analysis. The sensitivity of components of Other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. The model incorporates management assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for purposes of amortizing investment premiums. These assumptions are developed through a combination of historical analysis and expected future pricing behavior.
Income simulation modeling is the primary tool used by management to assess the direction and magnitude of changes in net margins on investments resulting from changes in interest rates. Key assumptions in the model include mortgage prepayment rates, changes in market conditions and management’s investment capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net margins or precisely predict the impact of higher or lower interest rates on net margins. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors.

Capstead had the following estimated earnings sensitivity profile as of March 31, 2006 and December 31, 2005, respectively (dollars in thousands):

		10-year
	30-day	U.S.
	LIBOR	Treasury
	Rate	Rate	Immediate Change In:*

			Down	Down		Up	Up
30-day LIBOR rate			1.00%	1.00%	Flat	1.00%	1.00%

			Down		Down		Up
10-year U.S. Treasury rate			1.00%	Flat	1.00%	Flat	1.00%

Projected 12-month earnings change:
March 31, 2006 **	4.83%	4.85%	$16,260	$18,150	$(4,274)	$(23,889)	$(22,606)
December 31, 2005	4.39	4.40	12,431	14,277	(4,299)	(20,991)	(19,628)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.

**	Increased earnings sensitivity as of March 31, 2006 reflects the increased size of the Company’s mortgage securities and similar investments portfolio.
Risks Associated With Credit-Sensitive Investments
Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Commercial property values and related net operating income are often subject to volatility, and net operating income may be insufficient to cover debt service on the related financing at any given time. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project and the ability of the applicable property to produce net operating income rather than upon the liquidation value of the underlying real estate. Even when the current net operating income is sufficient to cover debt service, there can be no assurance that this will continue to be the case in the future.
Additionally, commercial properties may not be readily convertible to alternative uses if such properties were to become unprofitable due to competition, age of improvements, decreased demand, regulatory changes or other factors. The conversion of commercial properties to alternate uses often requires substantial capital expenditures, the funding for which may or may not be available.
Junior liens and other forms of subordinated financing on commercial properties carry greater credit risk than senior lien financing, including a substantially greater risk of non-payment of interest and principal, because net operating income of a commercial property is insufficient to cover all debt service, generally the junior liens must absorb the shortfall. Declines in net operating income, among other factors, can lead to declines in value of the underlying real estate large enough such that the aggregate outstanding balances of senior and junior liens could exceed the value of the real estate. In the event of default, the junior lienholder may need to make payments on the senior loans in order to preserve its rights to the underlying real estate and prevent foreclosure. Because the senior lienholders generally have priority on proceeds from liquidating the underlying real estate, junior lienholders may not recover all or any of their investment. To compensate for this heightened credit risk, these loans generally earn substantially higher yields.

Capstead generally seeks to leverage its investments in commercial mortgage assets through the use of secured borrowing arrangements, the availability of which is predicated on the fair value of the underlying collateral. Similar to investments in residential mortgage securities financed with repurchase agreements, declines in the value of this collateral could lead to increased margin calls, or loss of financing altogether, reducing the Company’s liquidity and potentially leading to losses from the sale of the collateral under adverse market conditions.
The availability of credit for commercial mortgage loans may be dependent upon economic conditions in the markets where such properties are located, as well as the willingness and ability of lenders to make such loans. Liquidity of the credit markets fluctuates and there can be no assurance that liquidity will increase above, or will not contract below, current levels. In addition, the availability of similar commercial properties, and the competition for available credit, may affect the ability of potential purchasers to obtain financing for the acquisition of properties. This could affect the repayment of commercial mortgages.
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

If Capstead REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income tax at regular corporate rates and would not receive a deduction for dividends paid to stockholders. If this were the case, the amount of after-tax income available for distribution to stockholders would decrease substantially. As long as Capstead REIT qualifies as a REIT, it will generally be taxable only on its undistributed taxable income. Distributions out of current or accumulated taxable earnings and profits will be taxed to stockholders as ordinary income or capital gain, as the case may be, and will not qualify for the dividend tax rate reduction to 15% enacted as part of the Jobs and Growth Tax Relief Act of 2002, except as discussed below. Distributions in excess of Capstead REIT’s current or accumulated earnings and profits will constitute a non-taxable return of capital (except insofar as such distributions exceed a stockholder’s cost basis of the shares of stock). Distributions by the Company will not be eligible for the dividends received deduction for corporations. Should the Company incur losses, stockholders will not be entitled to include such losses in their individual income tax returns.
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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:
•	Amortization of Investment Premiums on Financial Assets – Investment premiums on financial assets are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. For most of Capstead’s financial assets, estimates and judgments related to future levels of mortgage prepayments are critical to this determination. Mortgage prepayment expectations can vary considerably from period to period based on current and projected changes in interest rates and other factors such as portfolio composition. Management estimates mortgage prepayments based on past experiences with specific investments within the portfolio, and current market expectations for changes in the interest rate environment. Should actual runoff rates differ materially from these estimates, investment premiums would be expensed at a different pace.

•	Fair Value and Impairment Accounting for Financial Assets – Most of Capstead’s investments are financial assets held in the form of mortgage securities that are classified as held available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income (loss). As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company, and a factor in determining incentive compensation and therefore earnings of the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors, such as market liquidity. Considerable judgment is required interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity (see “NOTE 9” to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets). Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of an individual asset below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge.
FORWARD LOOKING STATEMENTS
This document contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. Capstead’s actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of the Company’s investments and unforeseen factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments from both an investment return and regulatory perspective, the availability of new investment capital, fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors. In addition to the above considerations, actual results and liquidity related to investments in loans secured by commercial real estate are affected by lessee performance under lease agreements, changes in general as well as local economic conditions and real estate markets, increases in competition and inflationary pressures, changes in the tax and regulatory environment including zoning and environmental laws, uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs, among other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS
The information required by this Item is incorporated by reference to the information included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2006.
PART II. — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of stockholders was held April 20, 2006.

(b)	The board members included in (c) below were elected to Capstead’s Board of Directors (constituting the entire Board of Directors).

(c)	The following items were voted on at the annual meeting:

				Withheld/	Broker
		For	Against	Abstentions	Non-votes
•	Election of board members:
	Jack Biegler	17,326,518	—	590,666	—
	Andrew F. Jacobs	17,305,463	—	611,721	—
	Gary Keiser	17,325,714	—	591,470	—
	Paul M. Low	17,291,295	—	625,889	—
	Christopher W. Mahowald	17,327,726	—	589,458	—
	Michael G. O’Neil	17,327,442	—	589,742	—
	Howard Rubin	17,189,324	—	727,860	—
	Mark S. Whiting	17,168,831	—	748,353	—

•	Re-approval of the Capstead
	Mortgage Corporation Second Amended and
	Restated Incentive Bonus Plan	16,027,855	1,544,368	344,961	—

•	Ratify Appointment of Ernst &
	Young LLP as the Company’s independent
	registered public accounting firm for 2006	17,520,035	307,577	89,572	—

•	Other matters (no other matters)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits: The following Exhibits are presented herewith:

Exhibit 12 – Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31.1 – Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated January 4, 2006 announcing the Stock Purchase Agreement by and between Brookdale Living Communities, Inc. and the Company regarding the sale of the stock of CMCP Properties, Inc.

Current Report on Form 8-K dated January 24, 2006 approving 2005 performance-based incentive compensation payments to the Company’s executive management team.

Current Report on Form 8-K dated January 30, 2006 furnishing the press release announcing fourth quarter 2005 results, setting the record date for annual meeting and establishing the common dividend schedule for 2006.

Current Report on Form 8-K dated January 31, 2006 amending and restating bylaws of Capstead Mortgage Corporation as of January 26, 2006.

Current Report on Form 8-K dated February 23, 2006 amending and restating the Deferred Compensation Plan effective January 1, 2005.

Current Report on Form 8-K dated April 20, 2006 furnishing the press release announcing first quarter 2006 results.

Current Report on Form 8-K dated April 20, 2006 to file the Capstead Mortgage Corporation Second Amended and Restated Incentive Bonus Plan and announcing the issuance of stock option grants to the Company’s directors and employees.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: May 5, 2006	By:	/s/ ANDREW F. JACOBS

Andrew F. Jacobs
President and Chief Executive Officer

Date: May 5, 2006	By:	/s/ PHILLIP A. REINSCH

Phillip A. Reinsch
Senior Vice President and
Chief Financial Officer