Form 10-Q
period 2006-06-30
CAPSTEAD MORTGAGE CORP
filed 2006-08-02
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	19,043,902 as of August 1, 2006

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

ITEM 1. FINANCIAL STATEMENTS
PART I. — FINANCIAL INFORMATION
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)	(NOTE 2)

Assets:
Mortgage securities and similar investments ($4.6 billion pledged under repurchase arrangements)	$4,787,645	$4,368,025
Investments in unconsolidated affiliates	18,645	9,246
Receivables and other assets	67,331	53,040
Cash and cash equivalents	—	33,937

	$4,873,621	$4,464,248

Liabilities:
Repurchase arrangements and similar borrowings	$4,462,835	$4,023,686
Unsecured borrowings	77,321	77,321
Liabilities of discontinued operation	—	2,884
Common stock dividend payable	381	381
Accounts payable and accrued expenses	11,906	15,127

	4,552,443	4,119,399

Stockholders’ equity:
Preferred stock — $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 202 shares issued and outstanding at June 30, 2006 and December 31, 2005 ($3,317 aggregate liquidation preference)	2,828	2,828
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at June 30, 2006 and December 31, 2005 ($180,025 aggregate liquidation preference)	176,705	176,705
Common stock — $0.01 par value; 100,000 shares authorized:
19,028 and 19,043 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	190	190
Paid-in capital	505,266	512,933
Accumulated deficit	(352,803)	(352,803)
Accumulated other comprehensive income (loss)	(11,008)	4,996

	321,178	344,849

	$4,873,621	$4,464,248

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Mortgage securities and similar investments:
Interest income	$57,349	$30,589	$110,275	$59,112
Interest expense	(54,685)	(23,794)	(102,228)	(43,827)

	2,664	6,795	8,047	15,285

Other revenue (expense):
Other revenue	200	215	366	411
Interest expense on unsecured borrowings	(1,621)	—	(3,208)	—
Other operating expense	(1,576)	(1,482)	(3,249)	(3,012)

	(2,997)	(1,267)	(6,091)	(2,601)

Income (loss) before equity in earnings of unconsolidated affiliates and discontinued operation	(333)	5,528	1,956	12,684
Equity in earnings of unconsolidated affiliates	608	—	1,030	—

Income from continuing operations	275	5,528	2,986	12,684
Income from discontinued operation	—	462	—	908

Net income	$275	$5,990	$2,986	$13,592

Net income available (loss attributable) to common stockholders:
Net income	$275	$5,990	$2,986	$13,592
Less cash dividends paid on preferred stock	(5,064)	(5,064)	(10,128)	(10,128)

	$(4,789)	$926	$(7,142)	$3,464

Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.25)	$0.03	$(0.38)	$0.13
Income from discontinued operation	—	0.02	—	0.05

	$(0.25)	$0.05	$(0.38)	$0.18

Cash dividends declared per share:
Common	$0.020	$0.100	$0.040	$0.280
Series A Preferred	0.400	0.400	0.800	0.800
Series B Preferred	0.315	0.315	0.630	0.630
See accompanying notes to consolidated financial statements

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30
	2006	2005

Operating activities:
Net income	$2,986	$13,592
Noncash items:
Amortization of investment premiums	11,737	10,131
Depreciation and other amortization	50	60
Stock-based compensation	244	77
Undistributed earnings of unconsolidated affiliates	(181)	—
Net change in receivables, other assets, accounts payable and accrued expenses	(13,418)	(2,860)

Net cash provided by operating activities of continuing operations	1,418	21,000
Net cash provided by operating activities of discontinued operation	—	1,375

Net cash provided by operating activities	1,418	22,375

Investing activities:
Purchases of mortgage securities and similar investments	(1,306,819)	(710,966)
Principal collections on mortgage securities and similar investments	855,293	625,374
Investments in unconsolidated affiliate – commercial real estate loan limited partnership	(9,218)	—

Net cash used in investing activities of continuing operations	(460,744)	(85,592)
Net cash used in investing activities of discontinued operation	(2,884)	—

Net cash used in investing activities	(463,628)	(85,592)

Financing activities:
Net increase (decrease) in repurchase arrangements and similar borrowings	439,170	8,135
Capital stock transactions	(8)	26
Dividends paid	(10,889)	(17,676)

Net cash provided by (used in) financing activities of continuing operations	428,273	(9,515)
Net cash used in financing activities of discontinued operation	—	(117)

Net cash provided by (used in) financing activities	428,273	(9,632)

Net change in cash and cash equivalents	(33,937)	(72,849)
Cash and cash equivalents at beginning of period	33,937	73,030

Cash and cash equivalents at end of period	$—	$181

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
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
NOTE 2 — BASIS OF PRESENTATION
Interim Financial Reporting
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
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

The Company elected to use the modified prospective application method of adopting SFAS123R, and, accordingly, the Company recognized in Other operating expense compensation expense totaling $39,000 and $80,000 for the three and six months ended June 30, 2006, respectively, for the requisite service rendered during these periods relating to the unvested portion of stock option awards that previously were not given accounting recognition in earnings. Additionally, $80,000 and $164,000 was expensed related to nonvested stock awards. No previous awards were modified or repurchased during 2006. Stock-based compensation expense recognized for the three and six months ended June 30, 2005 under APB25 totaled $47,000 and $77,000, respectively. This expense would have been $19,000 and $21,000 higher for these periods under the fair value provisions of SFAS123 which would have had no effect on diluted earnings per share for these periods.
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
This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions are reported in the financial statements. Should Capstead be required to adopt this accounting, its cash flows, liquidity and ability to pay a dividend would be unchanged, and Capstead does not believe taxable income would be affected. In addition, this would not affect Capstead’s status as a REIT or cause it to fail to qualify for its Investment Company Act exemption. Management understands that this issue has been submitted to accounting standard setters for resolution. The Company had less than $50 million in acquisitions that were seller-financed as of June 30, 2006 and December 31, 2005, respectively. Management does not believe changing the accounting treatment for any past transactions, if eventually required, would have a material affect on its earnings or financial position.
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

The components of the computation of basic and diluted earnings (loss) per common share were as follows (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Numerators for basic earnings (loss) per common share:
Income from continuing operations	$275	$5,528	$2,986	$12,684
Less Series A and B preferred share dividends	(5,064)	(5,064)	(10,128)	(10,128)

Income from continuing operations available (loss attributable) to common stockholders	(4,789)	464	(7,142)	2,556
Income from discontinued operation	—	462	—	908

	$(4,789)	$926	$(7,142)	$3,464

Weighted average common shares outstanding	18,894	18,869	18,883	18,865

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.25)	$0.03	$(0.38)	$0.13
Income from discontinued operation	—	0.02	—	0.05

	$(0.25)	$0.05	$(0.38)	$0.18

Numerators for diluted earnings (loss) per common share:
Income from continuing operations	$275	$5,528	$2,986	$12,684
Less dividends on antidilutive convertible preferred shares	(5,064)	(5,064)	(10,128)	(10,128)

Income from continuing operations available (loss attributable) to common stockholders	(4,789)	464	(7,142)	2,556
Income from discontinued operation	—	462	—	908

	$(4,789)	$926	$(7,142)	$3,464

Denominator for diluted earnings (loss) per common share:
Weighted average common shares outstanding	18,894	18,869	18,883	18,865
Net effect of dilutive stock options	—	39	—	40
Net effect of dilutive convertible preferred shares	—	—	—	—

	18,894	18,908	18,883	18,905

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.25)	$0.03	$(0.38)	$0.13
Income from discontinued operation	—	0.02	—	0.05

	$(0.25)	$0.05	$(0.38)	$0.18

Antidilutive securities excluded from the calculation of diluted earnings (loss) per common share:
Nonvested stock grants and shares issuable under stock option awards	948	338	948	318
Series A preferred shares	202	202	202	202
Series B preferred shares	15,819	15,819	15,819	15,819
NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS
Fixed-rate investments generally are mortgage securities backed by mortgage loans that have fixed rates of interest over the life of the loans. Adjustable-rate investments generally are ARM securities backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, ARM securities either (i) adjust annually based on a specified margin over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London Interbank Offered Rate (“LIBOR”), (ii) adjust semiannually based on a specified margin over six-month LIBOR, or (iii) adjust monthly based on a specified margin over an index such as LIBOR, CMT or the Eleventh District Federal Reserve Bank Cost of Funds Index, usually subject to periodic and lifetime limits on the amount of such adjustments during any single interest rate adjustment period and over the life of the loans. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. The average months-to-roll for the $1.1 billion in longer-to-reset ARM securities held by the Company as of June 30, 2006 was 41 months compared to six months for the Company’s current-reset ARM securities. Mortgage securities and similar investments and related weighted average rates classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Principal			Carrying		Average
	Balance	Premiums	Basis	Amount(a)	WAC(b)	Yield (b)

June 30, 2006
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$20,031	$68	$20,099	$20,128	6.62%	6.26%
ARMs	3,784,735	56,512	3,841,247	3,830,664	5.65	4.75
Ginnie Mae ARMs	870,031	2,853	872,884	871,943	4.76	4.75

	4,674,797	59,433	4,734,230	4,722,735	5.49	4.75

Non-agency Securities:
Fixed-rate	21,339	73	21,412	21,456	7.15	6.55
ARMs	36,232	358	36,590	36,851	6.37	5.79

	57,571	431	58,002	58,307	6.66	6.07

Collateral for structured financings	6,502	101	6,603	6,603	8.02	6.87

	$4,738,870	$59,965	$4,798,835	$4,787,645	5.51	4.77

December 31, 2005
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$23,547	$87	$23,634	$23,670	6.63%	6.29%
ARMs	3,268,374	54,792	3,323,166	3,324,118	5.13	3.99
Ginnie Mae ARMs	933,897	4,222	938,119	941,542	4.46	4.07

	4,225,818	59,101	4,284,919	4,289,330	4.99	4.03

Non-agency Securities:
Fixed-rate	26,493	114	26,607	26,689	7.12	6.76
ARMs	42,150	467	42,617	42,908	5.33	4.72

	68,643	581	69,224	69,597	6.02	5.47
CMBS — adjustable-rate	—	—	—	—	—	4.99
Collateral for structured financings	8,960	138	9,098	9,098	7.80	7.49

	$4,303,421	$59,820	$4,363,241	$4,368,025	5.01	4.07

(a)	Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 9).

(b)	WAC, or weighted average coupon rate, is presented net of servicing and other fees as of the indicated balance sheet date. Average Yield is presented for the quarter then ended, calculated including the amortization of investment premiums, mortgage insurance costs on Non-agency Securities and excluding unrealized gains and losses.

NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
In July 2005 Capstead and Crescent Real Estate Equities Company (NYSE: CEI) formed Redtail Capital Partners, L.P. (“Redtail Capital”), a limited partnership owned and capitalized 75% by Capstead and 25% by CEI, for the purpose of investing in a leveraged portfolio of subordinate commercial real estate loans. As of June 30, 2006, the parties have contributed $22 million towards a total commitment of up to $100 million in equity capital to Redtail Capital to be invested over a two-year period ending in July 2007. A master agreement between the parties contemplates a follow-on partnership with similar terms to invest an additional $100 million in capital over the following two-year period. Each partnership is expected to have a four to six year existence, depending upon the timing of repayments on the related investments. CEI is responsible for identifying investment opportunities and managing the loan portfolio and is paid a management fee and may earn incentives based on portfolio performance.
Redtail Capital finances up to 75% of the value of its investments using a $225 million committed master repurchase agreement with a major investment banking firm through August 9, 2007, after which four equal repurchase payments are due quarterly through August 9, 2008, unless the term of the agreement is extended. Amounts available to be borrowed under this facility and related borrowing rates are dependent upon the characteristics of the pledged collateral and can change based on changes in the fair value of the pledged collateral. As of June 30, 2006, Redtail Capital had borrowed $37.9 million under this facility to fund investments totaling $58.6 million consisting of junior liens on three luxury full-service hospitality properties. After contributing an additional $9.2 million in equity capital in February, Capstead’s investment in Redtail Capital totaled $16.3 million as of June 30, 2006 and the Company’s equity in earnings totaled $560,000 and $935,000 for the three and six months ended June 30, 2006, respectively.
To facilitate the issuance of long-term unsecured borrowings, in September and December 2005 Capstead formed and capitalized two Delaware statutory trusts through the issuance to the Company of the trusts’ common securities totaling $2.3 million (see NOTE 8). The Company’s equity in the earnings of the trusts (consisting solely of the common trust securities’ pro rata share in interest on Capstead’s junior subordinated notes issued to the trusts) totaled $48,000 and $95,000 during the three and six months ended June 30, 2006, respectively.
NOTE 6 — SALE OF DISCONTINUED OPERATION (REAL ESTATE HELD FOR LEASE)
On December 30, 2005 Capstead sold its portfolio of six independent senior living facilities to an affiliate of Brookdale Senior Living Inc. (NYSE: BKD). BKD had operated the properties under a net-lease arrangement since Capstead acquired the portfolio in 2002. The sale generated net cash proceeds to Capstead of $54.5 million and resulted in a gain of $38.2 million that was recognized in earnings during the fourth quarter of 2005. Through the utilization of available tax attributes, including a capital loss carryforward expiring December 31, 2005, Capstead retained the resulting gain and early in 2006 deployed the proceeds from this sale primarily into new mortgage securities investments.
NOTE 7 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS
Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements with well-established investment banking firms, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase arrangements supporting current-reset ARM securities typically have maturities of less than 31 days, while the Company will typically extend maturities on its borrowings supporting longer-to-reset ARM securities. Interest rates on repurchase arrangements are generally based on the corresponding LIBOR rate for the maturity of each borrowing. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality, and liquidity conditions within the investment banking, mortgage finance and real estate industries. Until 1995 the Company operated a mortgage conduit, pooling mortgage loans into Non-agency Securities and issuing structured financings backed by both Agency and Non-agency Securities. The maturity of outstanding structured financings is directly affected by the rate of principal prepayments on the related collateral and are subject to redemption provided certain requirements specified in the related indenture have been met (referred to as “Clean-up Calls”). Related weighted average interest rates for the dates indicated, classified by type of collateral and maturities, were as follows (dollars in thousands):

	June 30, 2006		December 31, 2005
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate

Borrowings with maturities of 30 days or less:
Agency Securities	$2,348,052	5.25%	$3,133,090	4.23%
Non-agency Securities	53,840	5.84	63,734	4.88

	2,401,892	5.26	3,196,824	4.24

Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)*	1,209,553	5.32	25,000	3.25
Agency Securities (91 to 360 days)	240,224	4.13	331,907	2.79
Agency Securities (greater than 360 days)	604,563	4.81	460,857	4.50

	2,054,340	5.03	817,764	3.77
Collateral for structured financings	6,603	7.21	9,098	7.95

	$4,462,835	5.16	$4,023,686	4.15

*	Includes $893 million of repurchase arrangements with 32 to 34 day maturities as of June 30, 2006.
The weighted average effective interest rate on Repurchase arrangements and similar borrowings was 4.83% during the quarter ended June 30, 2006.
NOTE 8 — UNSECURED BORROWINGS
Unsecured borrowings consist of 30-year junior subordinated notes issued in September and December 2005 by Capstead to Capstead Mortgage Trust I and Trust II, respectively. These unconsolidated affiliates of the Company were formed to issue $2.3 million of the trusts’ common securities to Capstead and to privately place $75 million of preferred securities with unrelated third party investors. The note balances and related weighted average interest rates (calculated including issue cost amortization) listed by trust were as follows as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	Borrowings	Average
	Outstanding	Rate

Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.45

	$77,321	8.39

The junior subordinated notes pay interest to the trusts quarterly calculated at fixed-rates of 8.19% to 8.36% for ten years and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead Mortgage Trust I notes and trust securities mature in October 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after October 30, 2010. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. Included in Receivables and other assets are $2.3 million in issue costs associated with these transactions. The weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.39% for the quarter ended June 30, 2006.
NOTE 9 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS
Fair values of the Company’s investments are influenced by changes in, and market expectations for changes in, interest rates and levels of mortgage prepayments as well as other factors beyond the control of management. Because most of the Company’s investments adjust to more current rates at least annually, or will begin adjusting annually after an initial fixed-rate period, declines in fair value caused by increases in interest rates can be largely recovered in a relatively short period of time. Given that managing a large portfolio of primarily ARM mortgage securities remains the core focus of Capstead’s investment strategy, management expects these securities will be held to maturity. Consequently, temporary declines in value because of increases in interest rates would not constitute other-than-temporary impairments in value necessitating writedowns, absent a major shift in the Company’s investment focus. Disclosures for mortgage securities in an unrealized loss position as of the indicated dates were as follows (in thousands):

	June 30, 2006		December 31, 2005
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities in an unrealized loss position:
One year or greater	$659,008	$9,659	$472,584	$6,313
Less than one year	2,063,052	16,837	1,431,465	8,611

	$2,722,060	$26,496	$1,904,049	$14,924

Fair value disclosures for mortgage securities classified as available-for-sale were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of June 30, 2006
Agency Securities:
Fixed-rate	$386	$29	$—	$415
ARMs	4,714,131	14,842	26,366	4,702,607

	4,714,517	14,871	26,366	4,703,022
Non-agency Securities	29,677	331	26	29,982

	$4,744,194	$15,202	$26,392	$4,733,004

As of December 31, 2005
Agency Securities:
Fixed-rate	$440	$36	$—	$476
ARMs	4,261,285	19,273	14,898	4,265,660

	4,261,725	19,309	14,898	4,266,136
Non-agency Securities	33,987	390	17	34,360

	$4,295,712	$19,699	$14,915	$4,300,496

Mortgage securities classified as held-to-maturity were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of June 30, 2006
Collateral released from structured financings:
Agency Securities	$19,713	$209	$11	$19,911
Non-agency Securities	28,325	314	93	28,546
Collateral for structured financings	6,603	—	—	6,603

	$54,641	$523	$104	$55,060

As of December 31, 2005
Collateral released from structured financings:
Agency Securities	$23,194	$636	$—	$23,830
Non-agency Securities	35,237	590	9	35,818
Collateral for structured financings	9,098	—	—	9,098

	$67,529	$1,226	$9	$68,746

NOTE 10 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is net income plus other comprehensive income (loss), which, for the periods presented, consists primarily of the change in valuation of mortgage securities classified as available-for-sale. The following table provides information regarding comprehensive income (loss) (in thousands):

	Quarter Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net income	$275	$5,990	$2,986	$13,592

Other comprehensive income (loss):
Amounts related to cash flow hedges:
Reclassification adjustment for amounts included in net income	(14)	(18)	(30)	(52)
Amounts related to discontinued operation	—	6	—	(7)
Amounts related to securities held available-for-sale:
Change in valuation of mortgage securities held available-for-sale	(8,456)	2,916	(15,974)	(2,205)

Other comprehensive income (loss)	(8,470)	2,904	(16,004)	(2,264)

Comprehensive income (loss)	$(8,195)	$8,894	$(13,018)	$11,328

NOTE 11 — LONG-TERM INCENTIVE AND OTHER PLANS
The Company sponsors long-term incentive plans to provide for the issuance of stock grants, stock option grants and other incentive-based stock awards to directors and employees (collectively, the “Plans”). As of June 30, 2006, the Plans had 567,409 common shares remaining available for future issuance.

In May and June 2005 nonvested stock grants for a total of 172,600 common shares were issued to directors and employees (average grant date fair value $7.86 per share) that vest proportionally over four years, subject to certain restrictions including continuous service. A summary of nonvested stock grant activity for the six months ended June 30, 2006 is presented below:

Nonvested Stock Grant Activity
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

As of December 31, 2005	172,600	$7.86
Grants	—	—
Forfeitures	(17,800)	7.82
Vested	(42,750)	7.86

As of June 30, 2006	112,050	7.87

Stock option grants currently outstanding have contractual terms and vesting requirements at the grant date of up to ten years and generally have been issued with strike prices equal to the quoted market prices of the Company’s stock on the date of grant. The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes option pricing model. The Company estimates option exercises, expected holding periods and forfeitures based on past experience and current expectations for option performance and employee/director attrition. The risk-free rate is based on market rates for the expected life of the option. Expected dividends are based on historical experience and expectations for future performance. In measuring volatility factors in recent years, the Company considered volatilities experienced by certain other companies in the mortgage REIT industry in addition to historical volatilities of Capstead shares given past circumstances affecting the trading of Capstead shares not expected to reoccur. A summary of stock option grant activity for the six months ended June 30, 2006 is presented below:

Stock Option Grant Activity
	Number of	Weighted Average
	Shares	Exercise Price

As of December 31, 2005 (419,782 exercisable at average price: $21.87)	777,669	$15.33
Grants (average fair value: $0.80)	208,000	7.58
Forfeitures	(73,750)	7.73
Expirations	(76,348)	22.86
Exercises	—	—

As of June 30, 2006 (465,071 exercisable at average price: $17.89)	835,571	13.38

*	Option grants were valued with average expected terms of four years, volatility factors of 31%, dividend yields of 10% and risk-free rates of 4.88%.
As of June 30, 2006 the weighted average remaining contractual term for outstanding and exercisable stock option grants was seven and five years, respectively. The aggregate intrinsic value for outstanding and exercisable stock option grants at June 30, 2006 was $101,000. Unrecognized compensation costs for unvested awards as of June 30, 2006 totaled $1.1 million, expected to be recognized over a weighted average period of approximately three years.
The Company also sponsors a qualified defined contribution retirement plan for all employees and a deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and discretionary contributions of up to another 3% of an employee’s compensation regardless of participation in the plans. All Company contributions are subject to certain vesting requirements. Contribution expenses were $28,000 and $59,000 for the three and six months ended June 30, 2006, respectively.
NOTE 12 — NET INTEREST INCOME ANALYSIS
The following summarizes interest income, interest expense (excluding interest expense on Unsecured borrowings) and related weighted average interest rates and financing spreads (dollars in thousands):

	Quarter Ended June 30
	2006		2005
		Average		Average
	Amount	Rate	Amount	Rate

Interest income	$57,349	4.77%	$30,589	3.53%
Interest expense	(54,685)	4.83	(23,794)	2.92

	$2,664	(0.06)	$6,795	0.61

	Six Months Ended June 30
	2006		2005
		Average		Average
	Amount	Rate	Amount	Rate

Interest income	$110,275	4.65%	$59,112	3.43%
Interest expense	(102,228)	4.61	(43,827)	2.72

	$8,047	0.04	$15,285	0.71

Changes in interest income and interest expense during the indicated periods due to changes in interest rates versus changes in volume (average portfolio or borrowings outstanding) were as follows (in thousands):

	Quarter Ended June 30, 2006
	Rate *	Volume *	Total *

Total interest income	$12,719	$14,041	$26,760
Total interest expense	19,121	11,770	30,891

	$(6,402)	$2,271	$(4,131)

	Six Months Ended June 30, 2006
	Rate *	Volume *	Total *

Total interest income	$24,829	$26,334	$51,163
Total interest expense	37,678	20,723	58,401

	$(12,849)	$5,611	$(7,238)

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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
Financing spreads earned on Capstead’s core portfolio of mortgage securities and similar investments (the difference between yields earned on these investments and interest rates charged on related borrowings) declined steadily over the past several years due to higher borrowing rates, despite increasing portfolio yields. While interest rates on most of the Company’s borrowings rise (and fall) almost immediately in response to changes in short-term interest rates, yields on ARM securities change slowly by comparison because coupon interest rates on the underlying mortgage loans generally reset only once or twice a year and the amount of each reset can be limited or capped. After absorbing 17 consecutive 25 basis point increases in the federal funds rate at each of the Federal Open Market Committee (the “Federal Reserve”) meetings held since June 2004 to a current level of 5.25% as of June 30, 2006, the financial markets currently anticipate that the Federal Reserve may soon begin to slow its pace of increasing rates. Once borrowing rates begin to stabilize, ARM security yield increases should allow for improving financing spreads and larger holdings of ARM securities should allow for increased contributions to earnings from this portfolio.
During the latter part of 2005, Capstead significantly bolstered its investment capital by raising $73 million in net proceeds from the issuance of long-term unsecured borrowings and the year-end sale of its real estate held for lease, generating net proceeds of nearly $55 million. The resulting increase in investment capital from the sale was retained primarily through the use of available tax attributes that otherwise would have expired unused on December 31, 2005 and was fully invested primarily into additional ARM securities early in 2006. The size and composition of Capstead’s investment portfolios depend on investment strategies being implemented by management, the availability of investment capital and overall market conditions, including the availability of attractively-priced investments. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, short-term interest rates and mortgage prepayments.
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

Accounting for Acquisitions of Mortgage Securities Seller-Financed using Repurchase Arrangements
As discussed more fully in NOTE 2 to the accompanying financial statements, under a recent technical interpretation of the pertinent accounting rules, when assets are acquired from and financed under a repurchase agreement with the same counterparty, the acquisitions may not qualify as purchases and the buyer may be precluded from presenting any such assets gross on its balance sheet and instead may be required to treat its net investment in such assets as a derivative financial instrument (“Derivative”) until such time as the assets are no longer financed with the seller. The resulting Derivative would be marked to market through earnings. This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions are reported in the financial statements. Should Capstead be required to adopt this accounting, its cash flows, liquidity and ability to pay a dividend would be unchanged, and Capstead does not believe taxable income would be affected, particularly given the limited use by the Company of seller-financing.
Mortgage Securities and Similar Investments
As of June 30, 2006, Capstead’s mortgage securities and similar investments portfolio consisted primarily of ARM Agency Securities. ARM securities held by the Company generally are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. The average months-to-roll for the Company’s $3.6 billion in current-reset ARM securities was six months as of June 30, 2006 while the average months-to-roll for the Company’s $1.1 billion in longer-to-reset ARM securities was 41 months. Agency Securities carry an implied AAA-rating with limited credit risk. Non-agency securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by the Company or by AAA-rated private mortgage insurers (“Non-agency Securities”). Mortgage securities held by Capstead are generally financed under repurchase arrangements with investment banking firms pursuant to which specific securities are pledged as collateral.
During the second quarter of 2006 Capstead maintained its mortgage securities and similar investments portfolio at approximately $4.8 billion with acquisitions of current- and longer-to-reset ARM securities totaling $459 million offsetting $452 million of portfolio runoff. This follows net portfolio additions of over $400 million during the first quarter of 2006 and $700 million during the fourth quarter of 2005 as the Company deployed $128 million in investment capital made available late last year through the issuance of long-term unsecured borrowings and the sale of the Company’s portfolio of senior living facilities. Mortgage prepayments increased during the second quarter to an annualized runoff rate of 32% from 30% during the first quarter, due primarily to seasonal factors and changes in portfolio composition. The level of mortgage prepayments impacts how quickly purchase premiums are written off against earnings as portfolio yield adjustments. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, high levels of mortgage prepayments can put downward pressure on ARM security yields because the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as yield adjustments. After experiencing relatively high mortgage prepayments during most of 2005, prepayments were lower during the first half of 2006 due to changes in portfolio composition and higher prevailing mortgage interest rates. Higher mortgage interest rates can ease prepayment pressures by removing much of the incentive for many homeowners with ARM loans to refinance and lock-in attractive longer-term interest rates. Additionally, recent additions to the portfolio have been purchased with lower investment premiums and some acquisitions have limited prepay protection which should help lessen the Company’s exposure to higher levels of prepayments in future periods. The Company anticipates that it will continue to pursue acquisitions of current- and longer-to-reset ARM securities to replace portfolio runoff depending upon availability of attractively-priced securities and other investment opportunities.

The following yield and cost analysis illustrates results achieved during the second quarter of 2006 for components of the mortgage securities and similar investments portfolio and projected third quarter 2006 annualized portfolio yields, borrowing rates and financing spreads given the assumptions more fully described in the accompanying notes (dollars in thousands):

						Projected	Lifetime
	2nd Quarter Average			As of June 30, 2006		3rd Quarter	Runoff
	Basis (a)	Yield/Cost	Runoff	Premiums	Basis (a)	Yield/Cost (b)	Assumptions

Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$21,195	6.26%	30%	$68	$20,099	6.40%	38%
ARMs	3,826,930	4.75	32	56,512	3,841,247	5.10	32
Ginnie Mae ARMs	887,618	4.75	32	2,853	872,884	4.79	29

	4,735,743	4.75	32	59,433	4,734,230	5.05	31

Non-agency Securities:
Fixed-rate	22,726	6.55	36	73	21,412	6.85	37
ARMs	38,183	5.79	25	358	36,590	6.29	38

	60,909	6.07	30	431	58,002	6.50	38
Collateral for structured financings	7,196	6.87	45	101	6,603	7.24	30

	4,803,848	4.77	32	$59,965	4,798,835	5.06	31

Related borrowings:
30-day LIBOR	3,494,207	4.97			3,611,445	5.30
>30-day LIBOR	970,906	4.34			844,787	4.65
Structured financings	7,196	6.87			6,603	7.24

	4,472,309	4.83			4,462,835	5.17

Capital employed/ financing spread	$331,539	(0.06)			$336,000	(0.11)

Return on assets (c)		0.22				0.13

(a)	Basis represents the Company’s investment before unrealized gains and losses. Asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b)	Projected annualized yields reflect ARM coupon resets and lifetime runoff assumptions as adjusted for expected portfolio acquisitions over the next three months and runoff expectations over the next twelve months, as of July 20, 2006, the date second quarter earnings were released. Actual yields realized in future periods largely depend upon (i) changes in portfolio composition, (ii) actual ARM coupon resets, (iii) actual runoff and (iv) any changes in lifetime runoff assumptions. Interest rates on borrowings that reset every 30 days based on 30-day London Interbank offered Rate (“LIBOR”) reflect the 25 basis point increase in the federal funds rate to 5.25% at the June 29, 2006 Federal Reserve meeting with no additional increases during the forecast period. Projected average portfolio yields, borrowing rates, financing spreads and runoff rates over the next four quarters for Capstead’s existing portfolio, (adjusted for expected portfolio acquisitions through September 30, 2006 only), are as follows:

	Ending	Portfolio Averages
	Federal		Borrowing	Financing	Runoff
	Funds Rate	Yields	Rates	Spreads *	Rates

Third Quarter 2006	5.25%	5.06%	5.17%	(0.11)%	31%
Fourth Quarter 2006	5.25	5.37	5.20	0.17	29
First Quarter 2007	5.25	5.60	5.20	0.40	27
Second Quarter 2007	5.25	5.72	5.24	0.48	31
* Financing spreads do not take into account earnings on capital supporting this portfolio.
(c)	The Company generally uses its liquidity to pay down borrowings. Return on assets is calculated on an annualized basis assuming the use of this liquidity to reduce borrowing costs.

Yields on Capstead’s mortgage securities and similar investments portfolio improved during the three and six months ended June 30, 2006, primarily reflecting the benefits of higher coupon interest rates on current-reset ARM securities, which constituted approximately 76% of the portfolio as of June 30, 2006. These securities are expected to continue resetting higher throughout the remainder of 2006 and in 2007 as the underlying mortgage loans reset to more current rates. Yields on current-reset ARM securities fluctuate as coupon interest rates on the underlying mortgage loans reset periodically (typically once or twice a year to a margin over the corresponding six-month or one-year interest rate index), subject to periodic and lifetime limits or caps. For example, based on expectations as of July 20, 2006 for stabilizing short-term interest rates, overall portfolio yields are expected to average 5.06% during the third quarter of 2006 (a 29 basis point increase over average yields for the second quarter of 2006) and the average yield on the existing portfolio (unadjusted for expected acquisitions beyond September 30, 2006) should exceed 5.70% by the second quarter of 2007. Actual yields will depend on portfolio composition as well as fluctuations in interest rates and mortgage prepayment rates.
Current-reset ARM securities are generally supported by borrowings that are re-established monthly at current interest rates based on one-month LIBOR. Because one-month LIBOR can fluctuate on a daily basis due to market conditions such as actual and anticipated changes in the federal funds rate, yield improvements on current-reset ARM securities could not keep pace with higher borrowing costs during the second quarter of 2006. Interest rates on the Company’s one-month LIBOR-based borrowings are expected to increase further during the third and fourth quarters given the effects of federal funds rate increases during the second quarter still being absorbed and the possibility for another increase in August or September.
Investments in longer-to-reset ARM securities totaled $1.1 billion, constituting approximately 23% of the mortgage securities and similar investments portfolio as of June 30, 2006. Longer-to-reset ARM securities are primarily supported by longer-term borrowings that effectively lock-in financing spreads during a significant portion of these investments’ fixed-rate terms. As of June 30, 2006, such borrowings totaled $845 million at a favorable rate of 4.61% with an average maturity of 24 months, $30 million of which will mature by December 31, 2006. In the current rising short-term interest rate environment, average interest rates on the Company’s longer-term borrowings are lower than one-month LIBOR-based borrowing rates. Consequently, as these longer-term borrowings mature they are typically being replaced with one-month LIBOR-based borrowings at higher current rates putting further upward pressure on overall borrowing rates.
Financing spreads on the mortgage securities and similar investments portfolio declined to a negative six basis points during the second quarter of 2006 from 14 basis points in the first quarter of 2006 because of the effects of higher short-term interest rates on the Company’s one-month LIBOR-based borrowings and the maturity of $302 million in lower-cost longer-term borrowings, which more than offset yield improvements on the ARM securities portfolio. With the latest increase in the federal funds rate in late June and the possibility for another increase in August or September, interest rates on Capstead’s borrowings are expected to increase further and financing spreads will again be negative in the third quarter, despite higher ARM security yields. Management anticipates continued yield improvements from coupon resets on ARM securities throughout the rest of 2006 and in 2007, and with market indications that short-term interest rates will soon begin to stabilize, improving financing spreads by year-end and throughout 2007.
Investment in Redtail Capital
After contributing an additional $9 million in equity capital to Redtail Capital in February 2006, Capstead’s investment in this subordinate commercial real estate loan partnership totaled over $16 million as of June 30, 2006. Since its formation in July 2005, Capstead and CEI have contributed over $22 million towards a total commitment of up to $100 million in equity capital to Redtail Capital to be deployed over a two-year investment period ending in July 2007. A master agreement between the parties contemplates a follow-on partnership with similar terms to invest an additional $100 million in capital over the following two-year period. Redtail Capital finances up to 75% of the value of its investments using a $225 million committed master repurchase agreement with a major investment banking firm. Quarterly repayments of amounts drawn under this facility begin in August 2007, unless the term of the agreement is extended. As of June 30, 2006, Redtail Capital had borrowed $38 million under this facility to fund investments totaling $59 million consisting of junior liens on three luxury full-service hospitality properties. In July 2006 a $15 million loan supported by borrowings of $11 million paid off resulting in a return of investment capital to Capstead of $3 million that was re-deployed into additional investments in ARM securities. For the three and six months ended June 30, 2006, Redtail Capital contributed $560,000, and $935,000, respectively, to Capstead’s earnings. Future contributions to earnings from this venture will depend on portfolio performance and the availability of suitable investment opportunities.
Book Value per Common Share
As of June 30, 2006, Capstead’s book value per common share was $7.24, a decline of $1.24 from December 31, 2005. This decline was caused primarily by changes in valuation of the Company’s mortgage securities portfolio because of continued increases in shorter-term interest rates and dividend payments in excess of earnings. Declines in fair value of the Company’s mortgage investments (most of which are carried at fair value with changes reflected in stockholders’ equity) lowered book value by $0.84 per share since year-end while preferred and common dividend payments in excess of earnings lowered book value by $0.42 per share.
The fair value of the Company’s mortgage investments can be expected to fluctuate with changes in portfolio size and composition as well as changes in interest rates and market liquidity, and such changes will largely be reflected in book value per common share. Because most of the Company’s investments adjust to more current rates at least annually, declines in fair value caused by increases in interest rates can be largely recovered in a relatively short period of time. Book value will also be affected by other factors, including capital stock transactions and the level of dividend distributions relative to quarterly net income; however, temporary changes in fair value of investments not held in the form of securities, such as commercial real estate loans, generally will not affect book value. Additionally, changes in fair value of the Company’s liabilities, such as its longer-term borrowings supporting investments in longer-to-reset ARM securities, are not reflected in book value. As of June 30, 2006, unrealized gains on these longer-term borrowings totaled $14.1 million, or $0.74 per share.
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

The following table illustrates Capstead’s utilization of investment capital and potential liquidity as of June 30, 2006 in comparison with December 31, 2005 (in thousands):

		Related	Capital	Potential
	Investments (a)	Borrowings	Employed (a)	Liquidity (a)

Mortgage securities and similar investments:
Agency Securities	$4,722,735	$4,402,392	$320,343	$184,756
Non-agency Securities	58,307	53,840	4,467	(268)
Collateral for structured financings	6,603	6,603	—	—

	4,787,645	4,462,835	324,810	184,488
Investment in Redtail Capital	16,304	—	16,304	3,174

	$4,803,949	$4,462,835	341,114	187,662

Other assets, net of other liabilities			55,425	—
Second quarter common dividend			(381)	(381	)(b)

			$396,158	$187,281

Balances as of December 31, 2005	$4,374,929	$4,023,686	$419,828	$249,861

(a)	Investments are stated at carrying amounts on the Company’s balance sheet. Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of the indicated dates adjusted for other sources (uses) of liquidity such as unrestricted cash and cash equivalents, cash flow (requirements) distributions from Redtail Capital and dividends payable.

(b)	The second quarter 2006 common dividend was declared June 15, 2006 and paid July 20, 2006 to stockholders of record as of June 30, 2006.
In order to prudently and efficiently manage its liquidity and capital resources, Capstead maintains sufficient liquidity reserves in the form of potential liquidity to fund margin calls (requirements to pledge additional collateral or pay down borrowings) required by monthly principal payments (that are not remitted to the Company for 20 to 45 days after any given month-end) and potential declines in market value of pledged assets under stressed market conditions. Early in 2006 the Company increased its holdings of mortgage securities and made an additional investment in Redtail Capital which fully deployed investment capital made available from the December 30, 2005 sale of its senior living facilities.

RESULTS OF OPERATIONS
Comparative income statement data (interest income, net of related interest expense, in thousands, except for per share data) and key portfolio statistics (dollars in millions) were as follows:

	Quarter Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Income statement data:
Mortgage securities and similar investments:
Agency Securities	$2,525	$6,116	$7,728	$13,865
Non-agency Securities	139	475	319	996
CMBS and other commercial loans	—	144	—	280
Collateral for structured financings	—	60	—	144

	2,664	6,795	8,047	15,285

Other revenue (expense):
Other revenue	200	215	366	411
Interest on unsecured borrowings	(1,621)	—	(3,208)	—
Other operating expense	(1,576)	(1,482)	(3,249)	(3,012)

	(333)	5,528	1,956	12,684
Equity in earnings of unconsolidated affiliates	608	—	1,030	—

Income from continuing operations	275	5,528	2,986	12,684

Income from discontinued operation	—	462	—	908

Net income	$275	$5,990	$2,986	$13,592

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.25)	$0.03	$(0.38)	$0.13
Income from discontinued operation	—	0.02	—	0.05

	$(0.25)	$0.05	$(0.38)	$0.18

Key portfolio statistics:
Average yields:
Agency Securities	4.75%	3.46%	4.63%	3.38%
Non-agency Securities	6.07	5.08	5.90	4.89
CMBS and other commercial loans	—	4.08	—	3.85
Collateral for structured financings	6.87	5.76	7.13	4.13
Total average yields	4.77	3.53	4.65	3.43

Average related borrowing rates	4.83	2.92	4.61	2.72

Average financing spreads	(0.06)	0.61	0.04	0.71

Average portfolio balances:
Agency Securities	$4,736	$3,310	$4,671	$3,276
Non-agency Securities	61	79	63	82
CMBS and other commercial loans	—	51	—	51
Collateral for structured financings	7	26	8	35

	4,804	3,466	4,742	3,444
Related average borrowings	4,472	3,219	4,406	3,201

Average capital deployed	$332	$247	$336	$243

Average portfolio runoff rates:
Agency Securities	32%	33%	31%	30%
Total	32	33	31	28

Net margins and related financing spreads on Capstead’s mortgage securities and similar investments for the three and six months ended June 30, 2006 were down considerably from levels achieved during the same periods of the prior year reflecting the negative effects of the prolonged Federal Reserve rate tightening effort. Short-term interest rates began increasing in June 2004 in response to increases in the federal funds rate. These higher rates led to significantly higher borrowing rates and lower financing spreads for the Company despite increasing portfolio yields and portfolio balances. This illustrates how the Company is impacted immediately when short-term interest rates rise (and fall) while current-reset ARM security yields change slowly in comparison because coupon interest rates on the underlying mortgage loans generally reset only once a year and the amount of each reset can be limited or capped.
Although rising short-term interest rates have put continued pressure on near-term earnings, management believes that Capstead’s core investment strategy of maintaining a large portfolio of ARM securities will generate attractive returns over the longer term and that the Company is in a position to augment this portfolio with other real estate-related investments that can provide attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates and provide earnings support during periods of rising short-term interest rates. See “Financial Condition — “Overview” and “Mortgage Securities and Similar Investments” for further discussion of the current operating environment.
Despite an increase of approximately $1.4 billion in the average outstanding balances of Agency Securities during the three and six months ended June 30, 2006 over same periods of the prior year, lower financing spreads led to a pronounced decline in related operating results. Non-agency Securities contributed less to operating results during 2006 because of lower average Non-agency Securities balances outstanding due to runoff in addition to lower financing spreads. The Company’s last CMBS position paid off in December 2005. Operating results for collateral for structured financings have been declining since Capstead curtailed its mortgage conduit operation in 1995 and ceased issuing structured financings. Related portfolio balances have declined with runoff and the redemption of structured financings whereby the released collateral was either sold or held for investment as part of the Non-agency Securities portfolio. In July 2005 the Company exercised the last redemption right it controlled and the Company holds no economic interest in the remaining two outstanding securitizations. Consequently, related contributions to future operating results are expected to be minimal.
Interest on unsecured borrowings reflects interest expense on the full $77 million of the Company’s junior subordinated notes issued in late 2005 to statutory trusts formed by the Company. These trusts issued $2 million of trust common securities to the Company and $75 million in trust preferred securities to unrelated third parties. Capstead’s investments in the trust common securities are accounted for as unconsolidated affiliates in accordance with the applicable provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.”
Increases in other operating expense primarily reflect costs of implementing overhead reductions as well as compensation costs related to expensing the fair value of unvested stock option grants with the January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123R “Share Based Payment” totaling $39,000 and $80,000 for the three and six months ended June 30, 2006, respectively.
Equity in earnings of unconsolidated affiliates includes equity in earnings of Redtail Capital totaling $560,000 and $935,000 during the three and six months ended June 30, 2006, respectively. This new venture funded its first investment in August 2005 and its third investment in February 2006. The Company’s equity in earnings of its statutory trusts totaled $48,000 and $95,000 three and six months ended June 30, 2006, respectively, (consisting solely of the trust common securities’ pro rata share in interest on the Company’s junior subordinated notes discussed above).
Prior year income from discontinued operation includes earnings on real estate held for lease prior to its sale in December 2005.

LIQUIDITY AND CAPITAL RESOURCES
Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on mortgage securities and similar investments. Other sources of funds include proceeds from debt and equity offerings; monthly distributions, when available, from the Company’s investment in Redtail Capital; and proceeds from asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than the Company’s potential liquidity available under its borrowing arrangements. The table included under “Financial Condition – Utilization of Investment Capital and Potential Liquidity” and accompanying discussion illustrates additional funds potentially available to the Company as of June 30, 2006. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.
Borrowings under repurchase arrangements secured by mortgage securities totaled $4.5 billion at June 30, 2006. Borrowings supporting current-reset ARM securities routinely have maturities of 31 days or less, while the Company typically finances investments in longer-to-reset ARM securities with longer-term arrangements (see discussion above under “Mortgage Securities and Similar Investments”). Capstead has uncommitted repurchase facilities with investment banking firms to finance its investments in mortgage securities, subject to certain conditions. Interest rates on these borrowings are generally based on 30-day LIBOR (or a corresponding benchmark rate for longer-term arrangements) and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality, and liquidity conditions within the investment banking, mortgage finance and real estate industries.
Redtail Capital finances up to 75% of each investment it makes using a $225 million committed master repurchase agreement from a major investment banking firm. As of June 30, 2006, $38 million has been borrowed under this facility. Beginning August 9, 2007, four equal repurchase payments are due quarterly through August 9, 2008, unless the term of the agreement is extended. Amounts available to be borrowed under this facility and related borrowing rates are dependent upon the characteristics of the investments pledged as collateral, such as the subordinate position of each investment relative to the fair value of the underlying real estate and the type of underlying real estate (e.g., hospitality, industrial, multi-family, office, residential or retail). In addition, amounts available to be borrowed can change based on changes in the fair value of the pledged collateral which can be affected by, among other factors, changes in credit quality, and liquidity conditions within the investment banking and real estate industries. Capstead anticipates that this agreement will be extended or replaced with another facility prior to when quarterly repayments begin in November 2007. Capstead’s remaining commitment to provide an additional $59 million in equity capital to Redtail Capital is subject to the availability of suitable investments approved by both partners within a two-year investment period that began in July 2005. Redtail Capital distributes available cash flow from earnings and repayments on investments on a monthly basis.
During the latter part of 2005 the Company increased its investment capital through the issuance of long-term unsecured borrowings for net proceeds of $73 million. As of year-end, this capital was fully deployed into additional investments in ARM securities. If the need arises and such borrowings are available at attractive rates, the Company may further augment its investment capital with similar borrowings.

The December 30, 2005 sale of the Company’s real estate held for lease for net proceeds of $55 million and a gain of $38 million further increased the Company’s investment capital. This capital was fully deployed into additional investments early in 2006.
After having raised over $64 million of new common equity during 2004 through limited open market sales, no such sales occurred during 2005 or the six months ended June 30, 2006, but may resume in the future if market conditions allow.
RISK FACTORS
General Discussion of Effects of Interest Rate Changes
Changes in interest rates affect Capstead’s earnings in various ways. Earnings currently depend, in large part, on the difference between the interest received on mortgage securities and similar investments, and the interest paid on related borrowings, most of which are based on 30-day LIBOR. In a rising short-term interest rate environment the resulting financing spread can be reduced or even turn negative, which adversely affects earnings. Because the mortgage securities and similar investments portfolio currently consists primarily of current-reset ARM securities, the effects of rising short-term interest rates on borrowing costs can eventually be mitigated by increases in the rates of interest earned on the underlying ARM loans, which generally reset periodically to a margin over a current short-term interest rate index (typically a six-month or one-year index) subject to periodic and lifetime limits, referred to as caps. Additionally, the Company has extended maturities on a portion of its borrowings, which has effectively locked in financing spreads on the Company’s longer-to-reset ARM securities over a significant portion of these investments’ fixed-rate terms. As of June 30, 2006, the Company’s ARM securities featured the following current and fully-indexed weighted average coupon rates (“WAC”), average net margins, periodic and lifetime caps, and months-to-roll (dollars in thousands):

			Fully	Average	Average	Average	Months
			Indexed	Net	Periodic	Lifetime	To
ARM Type	Basis *	WAC	WAC	Margins	Caps	Caps	Roll

Current-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	$2,720,346	5.58%	7.03%	1.91%	3.38%	10.97%	6.4
Ginnie Mae	872,884	4.76	6.78	1.53	1.00	9.84	5.7
Non-agency Securities	36,590	6.37	7.70	2.11	1.70	11.34	6.1

	3,629,820	5.39	6.98	1.82	2.79	10.70	6.2

Longer-to-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	1,120,901	5.80	7.42	1.87	4.19	11.66	41.4

	$4,750,721	5.49	7.08	1.83	3.12	10.93	14.5

*	Basis represents the Company’s investment before unrealized gains and losses.
Since only a portion of the ARM loans underlying these securities reset each month, subject to periodic and lifetime caps, interest rates on related borrowings can rise to levels that may exceed yields on these securities, contributing to lower or even negative financing spreads and adversely affecting earnings. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively affect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected. To provide some protection to financing spreads against rising interest rates, the Company may from time to time enter into longer-term repurchase arrangements on a portion of its borrowings (as it has done currently on borrowings related to its longer-to-reset ARM securities) or acquire Derivatives such as interest rate swap or cap agreements. At June 30, 2006, the Company did not own any Derivatives for this purpose.
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
Interest Rate Sensitivity on Operating Results
Capstead performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All investments, borrowings and any Derivatives held are included in this analysis. The sensitivity of components of Other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. The model incorporates management’s assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for purposes of amortizing investment premiums. These assumptions are developed through a combination of historical analysis and expected future pricing behavior.
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

Capstead had the following estimated earnings sensitivity profile as of June 30, 2006 and December 31, 2005, respectively (dollars in thousands):

	30-day	10-year U.S.
	LIBOR	Treasury
	Rate	Rate	Immediate Change In:*

			Down	Down		Up	Up
30-day LIBOR rate			1.00%	1.00%	Flat	1.00%	1.00%

			Down		Up		Up
10-year U.S. Treasury rate			1.00%	Flat	1.00%	Flat	1.00%
Projected 12-month earnings change:

June 30, 2006**	5.33%	5.14%	$17,440	$19,610	$(4,495)	$(24,918)	$(23,555)
December 31, 2005	4.39	4.40	12,431	14,277	(4,299)	(20,991)	(19,628)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.

**	Increased earnings sensitivity as of June 30, 2006 primarily reflects the increased size of the Company’s mortgage securities and similar investments portfolio.
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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:
•	Amortization of Investment Premiums on Financial Assets — Investment premiums on financial assets are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. For most of Capstead’s financial assets, estimates and judgments related to future levels of mortgage prepayments are critical to this determination. Mortgage prepayment expectations can vary considerably from period to period based on current and projected changes in interest rates and other factors such as portfolio composition. Management estimates mortgage prepayments based on past experiences with specific investments within the portfolio, and current market expectations for changes in the interest rate environment. Should actual runoff rates differ materially from these estimates, investment premiums would be expensed at a different pace.
•	Fair Value and Impairment Accounting for Financial Assets — Most of Capstead’s investments are financial assets held in the form of mortgage securities that are classified as held available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income (loss). As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company, and a factor in determining incentive compensation and therefore earnings of the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors, such as market liquidity. Considerable judgment is required interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity (see “NOTE 9” to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets). Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of an individual asset below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge.
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
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2006.
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

Current Report on Form 8-K dated May 18, 2006 to file a Capstead Mortgage Corporation presentation to investment community.

Current Report on Form 8-K dated June 6, 2006 to file a Capstead Mortgage Corporation presentation to investment community.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: August 1, 2006	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: August 1, 2006	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial Officer