Form 10-Q
period 2006-09-30
CAPSTEAD MORTGAGE CORP
filed 2006-11-06
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	19,043,302 as of November 6, 2006

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

ITEM 1. FINANCIAL STATEMENTS
PART I. — FINANCIAL INFORMATION
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)	(NOTE 2)

Assets:
Mortgage securities and similar investments ($5.0 billion pledged under repurchase arrangements)	$5,190,790	$4,368,025
Investments in unconsolidated affiliates	20,098	9,246
Receivables and other assets	68,844	53,040
Cash and cash equivalents	4,195	33,937

	$5,283,927	$4,464,248

Liabilities:
Repurchase arrangements and similar borrowings	$4,827,842	$4,023,686
Unsecured borrowings	103,095	77,321
Liabilities of discontinued operation	–	2,884
Common stock dividend payable	381	381
Accounts payable and accrued expenses	13,948	15,127

	4,945,266	4,119,399

Stockholders’ equity:
Preferred stock — $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 202 shares issued and outstanding at September 30, 2006 and December 31, 2005 ($3,317 aggregate liquidation preference)	2,828	2,828
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at September 30, 2006 and December 31, 2005 ($180,025 aggregate liquidation preference)	176,705	176,705
Common stock — $0.01 par value; 100,000 shares authorized:
19,043 shares issued and outstanding at September 30, 2006 and December 31, 2005	190	190
Paid-in capital	500,287	512,933
Accumulated deficit	(354,617)	(352,803)
Accumulated other comprehensive income	13,268	4,996

	338,661	344,849

	$5,283,927	$4,464,248

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Mortgage securities and similar investments:
Interest income	$62,230	$32,826	$172,505	$91,938
Interest expense	(61,066)	(27,542)	(163,294)	(71,369)

	1,164	5,284	9,211	20,569

Other revenue (expense):
Other revenue	63	477	429	888
Interest expense on unsecured borrowings	(1,747)	(41)	(4,955)	(41)
Other operating expense	(1,627)	(1,531)	(4,876)	(4,543)

	(3,311)	(1,095)	(9,402)	(3,696)

Income (loss) before equity in earnings (losses) of unconsolidated affiliates and discontinued operation	(2,147)	4,189	(191)	16,873

Equity in earnings (losses) of unconsolidated affiliates	654	(42)	1,684	(42)

Income (loss) from continuing operations	(1,493)	4,147	1,493	16,831

Income from discontinued operation	—	468	—	1,376

Net income (loss)	$(1,493)	$4,615	$1,493	$18,207

Net income available (loss attributable) to common stockholders:
Net income (loss)	$(1,493)	$4,615	$1,493	$18,207
Less cash dividends paid on preferred stock	(5,064)	(5,064)	(15,192)	(15,192)

	$(6,557)	$(449)	$(13,699)	$3,015

Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.35)	$(0.05)	$(0.73)	$0.09
Income from discontinued operation	—	0.03	—	0.07

	$(0.35)	$(0.02)	$(0.73)	$0.16

Cash dividends declared per share:
Common	$0.020	$0.020	$0.060	$0.300
Series A Preferred	0.400	0.400	1.200	1.200
Series B Preferred	0.315	0.315	0.945	0.945
See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30
	2006	2005

Operating activities:
Net income	$1,493	$18,207
Noncash items:
Amortization of investment premiums	17,620	15,864
Depreciation and other amortization	76	114
Stock-based compensation	392	139
Undistributed earnings of unconsolidated affiliates	(141)	42
Gain on structured financing redemption	—	(156)
Net change in receivables, other assets, accounts payable and accrued expenses	(8,768)	(10,817)

Net cash provided by operating activities of continuing operations	10,672	23,393
Net cash provided by operating activities of discontinued operation	—	2,051

Net cash provided by operating activities	10,672	25,444

Investing activities:
Purchases of mortgage securities and similar investments	(2,130,829)	(1,291,614)
Principal collections on mortgage securities and similar investments	1,291,089	1,032,393
Investments in unconsolidated affiliates:
Investment in statutory trusts formed to issue other borrowings	(774)	(1,083)
Investment in commercial real estate loan limited partnership	(12,749)	(3,460)
Return of investment in commercial real estate loan limited partnership	2,812	—

Net cash used in investing activities of continuing operations	(850,451)	(263,764)
Net cash used in investing activities of discontinued operation	(2,884)	—

Net cash used in investing activities	(853,335)	(263,764)

Financing activities:
Net increase in repurchase arrangements and similar borrowings	804,178	153,494
Unsecured borrowings, net of issue costs	25,086	34,925
Release of restricted cash	—	5,996
Capital stock transactions	(9)	26
Dividends paid	(16,334)	(24,645)

Net cash provided by financing activities of continuing operations	812,921	169,796
Net cash used in financing activities of discontinued operation	—	(172)

Net cash provided by financing activities	812,921	169,624

Net change in cash and cash equivalents	(29,742)	(68,696)
Cash and cash equivalents at beginning of period	33,937	73,030

Cash and cash equivalents at end of period	$4,195	$4,334

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)
NOTE 1 — BUSINESS
Capstead Mortgage Corporation operates as a real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead earns income from investing in real estate-related assets on a leveraged basis. These investments currently consist primarily of a core portfolio of residential adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae (collectively, “Agency Securities”). Capstead also seeks to opportunistically invest a portion of its investment capital in credit-sensitive commercial real estate-related assets, including subordinate commercial real estate loans.
NOTE 2 — BASIS OF PRESENTATION
Interim Financial Reporting
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
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

The Company elected to use the modified prospective application method of adopting SFAS123R, and, accordingly, the Company recognized in Other operating expense compensation expense totaling $35,000 and $115,000 for the three and nine months ended September 30, 2006, respectively, for the requisite service rendered during these periods relating to the unvested portion of stock option awards that previously were not given accounting recognition in earnings. Additionally, $113,000 and $277,000 was expensed related to nonvested stock awards. No previous awards were modified or repurchased during 2006. Stock-based compensation expense recognized for the three and nine months ended September 30, 2005 under APB25 totaled $85,000 and $162,000, respectively. This expense would have been $40,000 and $61,000 higher for these periods under the fair value provisions of SFAS123 which would have had a one cent or less negative effect on the reported earnings (loss) per share figures for these periods.
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
Under a recent technical interpretation of the pertinent accounting rules, in a transaction where assets are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective; in such cases, the seller may be required to continue to consolidate the assets sold based on their “continuing involvement” with such assets. The result is that the buyer may be precluded from presenting any such assets gross on its balance sheet and may instead be required to treat its net investment in such assets as a derivative financial instrument (“Derivative”) until such time as the assets are no longer financed with the seller. The resulting Derivative would be marked to market through earnings.
This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions are reported in the financial statements. Should Capstead be required to adopt this accounting, its cash flows, liquidity and ability to pay a dividend would be unchanged, and Capstead does not believe taxable income would be affected. In addition, this would not affect Capstead’s status as a REIT or cause it to fail to qualify for its Investment Company Act exemption. This issue has been submitted to accounting standard setters for resolution. The Company had less than $50 million in acquisitions that were seller-financed as of September 30, 2006 and December 31, 2005, respectively. Management does not believe changing the accounting treatment for any past transactions, if eventually required, would have a material affect on its earnings or financial position.
NOTE 3 — EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share is computed by dividing the reportable components of net income (loss) (Income (loss) from continuing operations and Income from discontinued operation), after deducting preferred share dividends, by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed by dividing the reportable components of net income (loss), after deducting dividends on convertible preferred shares when such shares are antidilutive, by the weighted average number of common shares and common share equivalents outstanding, giving effect to stock options and convertible preferred shares when such options and shares are dilutive. For calculation purposes the Series A and B preferred shares are considered dilutive whenever basic income from continuing operations per common share exceeds each Series’ dividend divided by the conversion rate applicable for that period.

The components of the computation of basic and diluted earnings (loss) per common share were as follows (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Numerators for basic earnings (loss) per common share:
Income (loss) from continuing operations	$(1,493)	$4,147	$1,493	$16,831
Less Series A and B preferred share dividends	(5,064)	(5,064)	(15,192)	(15,192)

Income from continuing operations available (loss attributable) to common stockholders	(6,557)	(917)	(13,699)	1,639
Income from discontinued operation	—	468	—	1,376

	$(6,557)	$(449)	$(13,699)	$3,015

Weighted average common shares outstanding	18,918	18,871	18,895	18,867

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.35)	$(0.05)	$(0.73)	$0.09
Income from discontinued operation	—	0.03	—	0.07

	$(0.35)	$(0.02)	$(0.73)	$0.16

Numerators for diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(1,493)	$4,147	$1,493	$16,831
Less dividends on antidilutive convertible preferred shares	(5,064)	(5,064)	(15,192)	(15,192)

Income from continuing operations available (loss attributable) to common stockholders	(6,557)	(917)	(13,699)	1,639
Income from discontinued operation	—	428	—	1,376

	$(6,557)	$(449)	$(13,699)	$3,015

Denominator for diluted earnings (loss) per common share:
Weighted average common shares outstanding	18,918	18,871	18,895	18,867
Net effect of dilutive stock options	—	—	—	48
Net effect of dilutive convertible preferred shares	—	—	—	—

	18,918	18,871	18,895	18,915

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.35)	$(0.05)	$(0.73)	$0.09
Income from discontinued operation	—	0.03	—	0.07

	$(0.35)	$(0.02)	$(0.73)	$0.16

Antidilutive securities excluded from the calculation of diluted earnings (loss) per common share:
Nonvested stock grants and shares issuable under stock option awards	999	341	999	338
Series A preferred shares	202	202	202	202
Series B preferred shares	15,819	15,819	15,819	15,819
NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS
Fixed-rate investments generally are mortgage securities backed by mortgage loans that have fixed rates of interest over the life of the loans. Adjustable-rate investments generally are ARM securities backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, ARM securities either (i) adjust annually based on a specified margin over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London Interbank Offered Rate (“LIBOR”), (ii) adjust semiannually based on a specified margin over six-month LIBOR, or (iii) adjust monthly based on a specified margin over an index such as LIBOR, CMT or the Eleventh District Federal Reserve Bank Cost of Funds Index, usually subject to periodic and lifetime limits on the amount of such adjustments during any single interest rate adjustment period and over the life of the loans. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. The average months-to-roll for the $1.4 billion in longer-to-reset ARM securities held by the Company as of September 30, 2006 was 43 months compared to less than six months for the Company’s current-reset ARM securities. Mortgage securities and similar investments and related weighted average rates classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Principal			Carrying	Net	Average
	Balance	Premiums	Basis	Amount (a)	WAC (b)	Yield (b)

September 30, 2006
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$18,479	$61	$18,540	$18,571	6.63%	6.32%
ARMs	4,215,830	59,219	4,275,049	4,285,290	5.94	5.04
Ginnie Mae ARMs	819,167	2,616	821,783	824,264	4.98	4.90

	5,053,476	61,896	5,115,372	5,128,125	5.79	5.02

Non-agency Securities:
Fixed-rate	19,064	49	19,113	19,146	7.15	6.43
ARMs	33,999	327	34,326	34,637	6.77	6.29

	53,063	376	53,439	53,783	6.91	6.34

Commercial loans	2,520	—	2,520	2,520	18.00	18.00
Collateral for structured financings	6,264	98	6,362	6,362	8.02	7.75

	$5,115,323	$62,370	$5,177,693	$5,190,790	5.81	5.04

December 31, 2005
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$23,547	$87	$23,634	$23,670	6.63%	6.29%
ARMs	3,268,374	54,792	3,323,166	3,324,118	5.13	3.99
Ginnie Mae ARMs	933,897	4,222	938,119	941,542	4.46	4.07

	4,225,818	59,101	4,284,919	4,289,330	4.99	4.03

Non-agency Securities:
Fixed-rate	26,493	114	26,607	26,689	7.12	6.76
ARMs	42,150	467	42,617	42,908	5.33	4.72

	68,643	581	69,224	69,597	6.02	5.47
CMBS	—	—	—	—	—	4.99
Collateral for structured financings	8,960	138	9,098	9,098	7.80	7.49

	$4,303,421	$59,820	$4,363,241	$4,368,025	5.01	4.07

(a)	Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 9).

(b)	Net WAC, or net weighted average coupon rate, is presented net of servicing and other fees as of the indicated balance sheet date. Average Yield is presented for the quarter then ended, calculated including the amortization of investment premiums, mortgage insurance costs on Non-agency Securities and excluding unrealized gains and losses.

NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
In July 2005 Capstead and Crescent Real Estate Equities Company (NYSE: CEI) formed Redtail Capital Partners, L.P. (“Redtail Capital”), a limited partnership owned and capitalized 75% by Capstead and 25% by CEI, for the purpose of investing in a leveraged portfolio of subordinate commercial real estate loans. As of September 30, 2006, the parties have contributed less than $23 million towards a total commitment of up to $100 million in equity capital to Redtail Capital to be invested over a two-year period ending in July 2007. A master agreement between the parties contemplates a follow-on partnership with similar terms to invest an additional $100 million in capital over the following two-year period. Each partnership is expected to have a four to six year existence, depending upon the timing of repayments on the related investments. CEI is responsible for identifying investment opportunities and managing the loan portfolio and is paid a management fee and may earn incentives based on portfolio performance.
Redtail Capital finances up to 75% of the value of its investments using a $225 million committed master repurchase agreement with a major investment banking firm through August 9, 2007, after which four equal repurchase payments are due quarterly through August 9, 2008, unless the term of the agreement is extended. Amounts available to be borrowed under this facility and related borrowing rates are dependent upon the characteristics of the pledged collateral and can change based on changes in the fair value of the pledged collateral. As of September 30, 2006, Redtail Capital had borrowed $41.3 million under this facility to fund investments totaling $63.1 million consisting of junior liens on two luxury full-service hospitality properties. Capstead’s investment in Redtail Capital totaled $17.0 million as of September 30, 2006 and the Company’s equity in earnings of the venture totaled $602,000 and $1,537,000 for the three and nine months ended September 30, 2006, respectively.
To facilitate the issuance of long-term unsecured borrowings, in September and December 2005 and in September 2006 Capstead formed and capitalized three Delaware statutory trusts through the issuance to the Company of the trusts’ common securities totaling $3.1 million (see NOTE 8). The Company’s equity in the earnings of the trusts (consisting solely of the common trust securities’ pro rata share in interest on Capstead’s junior subordinated notes issued to the trusts) totaled $52,000 and $147,000 during the three and nine months ended September 30, 2006, respectively.
NOTE 6 — SALE OF DISCONTINUED OPERATION (REAL ESTATE HELD FOR LEASE)
On December 30, 2005 Capstead sold its portfolio of six independent senior living facilities to an affiliate of Brookdale Senior Living Inc. (NYSE: BKD). BKD had operated the properties under a net-lease arrangement since Capstead acquired the portfolio in 2002. The sale generated net cash proceeds to Capstead of $54.5 million and resulted in a gain of $38.2 million that was recognized in earnings during the fourth quarter of 2005. Through the utilization of available tax attributes, including a capital loss carryforward expiring December 31, 2005, Capstead retained the resulting gain and early in 2006 invested the proceeds from this sale primarily into additional residential ARM securities.
NOTE 7 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS
Capstead generally pledges its investments in residential mortgage securities as collateral under uncommitted repurchase arrangements with well-established investment banking firms, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase arrangements supporting current-reset ARM securities typically have maturities of less than 31 days, while the Company will typically extend maturities on borrowings supporting longer-to-reset ARM securities. Interest rates on repurchase arrangements are generally based on the corresponding LIBOR rate for the maturity of each borrowing. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality, and liquidity conditions within the investment banking, mortgage finance and real estate industries. Until 1995 the Company operated a mortgage conduit, pooling mortgage loans into Non-agency Securities and issuing structured financings backed by both Agency and Non-agency Securities. The maturity of outstanding structured financings is directly affected by the rate of principal prepayments on the related collateral and are subject to redemption provided certain requirements specified in the related indenture have been met (referred to as “Clean-up Calls”). Related weighted average interest rates for the dates indicated, classified by type of collateral and maturities, were as follows (dollars in thousands):

	September 30, 2006		December 31, 2005
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate

Borrowings with maturities of 30 days or less:
Agency Securities	$1,500,769	5.27%	$3,133,090	4.23%
Non-agency Securities	48,987	5.83	63,734	4.88

	1,549,756	5.29	3,196,824	4.24

Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)*	2,129,980	5.29	25,000	3.25
Agency Securities (91 to 360 days)	210,071	4.17	331,907	2.79
Agency Securities (greater than 360 days)	931,673	4.99	460,857	4.50

	3,271,724	5.18	817,764	3.77
Collateral for structured financings	6,362	7.75	9,098	7.95

	$4,827,842	5.19	$4,023,686	4.15

*	Maturities range from 31 to 43 days as of September 30, 2006.
The weighted average effective interest rate on Repurchase arrangements and similar borrowings was 5.20 during the quarter ended September 30, 2006.
NOTE 8 — UNSECURED BORROWINGS
Unsecured borrowings consist of 30-year junior subordinated notes issued in September and December 2005 and September 2006 by Capstead to Capstead Mortgage Trust I, Trust II and Trust III, respectively. These unconsolidated affiliates of the Company were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. The note balances and related weighted average interest rates (calculated including issue cost amortization) listed by trust were as follows as of September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006		December 31, 2005
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate

Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.46	41,238	8.45
Capstead Mortgage Trust III	25,774	8.78	—	—

	$103,095	8.49	$77,321	8.39

The junior subordinated notes pay interest to the trusts quarterly calculated at fixed-rates of 8.19% to 8.685% for ten years and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead Mortgage Trust I notes and trust securities mature in October 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after October 30, 2010. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. The Capstead Mortgage Trust III notes and trust securities mature in September 2036 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016. Included in Receivables and other assets are $2.9 million in issue costs associated with these transactions. The weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.41% for the quarter ended September 30, 2006.
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

	September 30, 2006		December 31, 2005
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities in an unrealized loss position:
One year or greater	$867,884	$8,497	$472,584	$6,313
Less than one year	236,742	712	1,431,465	8,611

	$1,104,626	$9,209	$1,904,049	$14,924

Fair value disclosures for mortgage securities classified as available-for-sale were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of September 30, 2006
Agency Securities:
Fixed-rate	$375	$31	$—	$406
ARMs	5,096,832	21,903	9,183	5,109,552

	5,097,207	21,934	9,183	5,109,958
Non-agency Securities	27,053	352	6	27,399

	$5,124,260	$22,286	$9,189	$5,137,357

As of December 31, 2005
Agency Securities:
Fixed-rate	$440	$36	$—	$476
ARMs	4,261,285	19,273	14,898	4,265,660

	4,261,725	19,309	14,898	4,266,136
Non-agency Securities	33,987	390	17	34,360

	$4,295,712	$19,699	$14,915	$4,300,496

Mortgage securities classified as held-to-maturity were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of September 30, 2006
Collateral released from structured financings:
Agency Securities	$18,165	$327	$1	$18,491
Non-agency Securities	26,386	368	19	26,735
Collateral for structured financings	6,362	—	—	6,362

	$50,913	$695	$20	$51,588

As of December 31, 2005
Collateral released from structured financings:
Agency Securities	$23,194	$636	$—	$23,830
Non-agency Securities	35,237	590	9	35,818
Collateral for structured financings	9,098	—	—	9,098

	$67,529	$1,226	$9	$68,746

NOTE 10 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is net income (loss) plus other comprehensive income (loss), which, for the periods presented, consists primarily of the change in valuation of mortgage securities classified as available-for-sale. The following table provides information regarding comprehensive income (loss) (in thousands):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Net income (loss)	$(1,493)	$4,615	$1,493	$18,207

Other comprehensive income (loss):
Amounts related to cash flow hedges:
Reclassification adjustment for amounts included in net income	(11)	(39)	(41)	(90)
Amounts related to discontinued operation	—	12	—	4
Amounts related to securities held available-for-sale:
Change in valuation of mortgage securities held available-for-sale	24,287	(10,025)	8,313	(12,230)

Other comprehensive income (loss)	24,276	(10,052)	8,272	(12,316)

Comprehensive income (loss)	$22,783	$(5,437)	$9,765	$5,891

NOTE 11 — LONG-TERM INCENTIVE AND OTHER PLANS
The Company sponsors long-term incentive plans to provide for the issuance of stock grants, stock option grants and other incentive-based stock awards to directors and employees (collectively, the “Plans”). As of September 30, 2006, the Plans had 511,284 common shares remaining available for future issuance.

In May and June 2005 nonvested stock grants for a total of 172,600 common shares were issued to directors and employees (average grant date fair value $7.86 per share) that vest proportionally over four years, subject to certain restrictions including continuous service. During 2006 stock grants for 21,457 common shares were issued to a new employee and certain directors (average grant date fair value $6.86 per share), 6,457 shares of which were vested at grant with the remaining shares vesting proportionally over three years, subject to similar restrictions. A summary of nonvested stock grant activity for the nine months ended September 30, 2006 is presented below:
Nonvested Stock Grant Activity

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

As of December 31, 2005	172,600	$7.86
Grants	21,457	6.86
Forfeitures	(20,800)	7.82
Vested	(49,207)	7.75

As of September 30, 2006	124,050	7.74

Stock option grants currently outstanding have contractual terms and vesting requirements at the grant date of up to ten years and generally have been issued with strike prices equal to the quoted market prices of the Company’s stock on the date of grant. The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes option pricing model. The Company estimates option exercises, expected holding periods and forfeitures based on past experience and current expectations for option performance and employee/director attrition. The risk-free rate is based on market rates for the expected life of the option. Expected dividends are based on historical experience and expectations for future performance. In measuring volatility factors in recent years, the Company considered volatilities experienced by certain other companies in the mortgage REIT industry in addition to historical volatilities of Capstead shares given past circumstances affecting the trading of Capstead shares not expected to reoccur. A summary of stock option grant activity for the nine months ended September 30, 2006 is presented below:
Stock Option Grant Activity

	Number	Weighted
	of	Average
	Shares	Exercise Price

As of December 31, 2005 (419,782 exercisable at average price: $21.87)	777,669	$15.33
Grants (average fair value: $0.78)*	258,000	7.43
Forfeitures	(84,625)	7.74
Expirations	(76,348)	22.86
Exercises	—	—

As of September 30, 2006 (465,071 exercisable at average price: $17.89)	874,696	$13.08

*	Option grants were valued with average expected terms of four years, volatility factors of 31%, dividend yields of 10% and risk-free rates of 4.91%.
As of September 30, 2006 the weighted average remaining contractual term for outstanding and exercisable stock option grants was seven and five years, respectively. The aggregate intrinsic value for outstanding and exercisable stock option grants at September 30, 2006 was $278,992. Unrecognized compensation costs for unvested awards as of September 30, 2006 totaled $1.1 million, expected to be recognized over a weighted average period of approximately three years.
The Company also sponsors a qualified defined contribution retirement plan for all employees and a deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and discretionary contributions of up to another 3% of an employee’s compensation regardless of participation in the plans. All Company contributions are subject to certain vesting requirements. Contribution expenses were $33,000 and $92,000 for the three and nine months ended September 30, 2006, respectively.
NOTE 12 — NET INTEREST INCOME ANALYSIS
The following summarizes interest income, interest expense (excluding interest expense on Unsecured borrowings) and related weighted average interest rates and financing spreads (dollars in thousands):

	Quarter Ended September 30
	2006		2005
		Average		Average
	Amount	Rate	Amount	Rate

Interest income	$62,230	5.04%	$32,826	3.75%
Interest expense	(61,066)	5.20	(27,542)	3.31

	$1,164	(0.16)	$5,284	0.44

	Nine Months Ended September 30
	2006		2005
		Average		Average
	Amount	Rate	Amount	Rate

Interest income	$172,505	4.78%	$91,938	3.54%
Interest expense	(163,294)	4.81	(71,369)	2.92

	$9,211	(0.03)	$20,569	0.62

Changes in interest income and interest expense during the indicated periods due to changes in interest rates versus changes in volume (average portfolio or borrowings outstanding) were as follows (in thousands):

	Quarter Ended September 30, 2006
	Rate *	Volume *	Total *

Total interest income	$13,385	$16,019	$29,404
Total interest expense	19,060	14,464	33,524

	$(5,675)	$1,555	$(4,120)

	Nine Months Ended September 30, 2006
	Rate *	Volume *	Total *

Total interest income	$38,121	$42,446	$80,567
Total interest expense	56,714	35,211	91,925

	$(18,593)	$7,235	$(11,358)

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
Overview
Capstead Mortgage Corporation (together with its subsidiaries, “Capstead” or the “Company”) operates as a real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Capstead earns income from investing in real estate-related assets on a leveraged basis. These investments currently consist primarily of a core portfolio of residential adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae (collectively, “Agency Securities”).
Capstead also seeks to opportunistically invest a portion of its long-term investment capital in credit-sensitive commercial real estate-related assets, including subordinate commercial real estate loans either sourced internally or through joint ventures. Management believes such investments, when available at favorable prices and combined with the prudent use of leverage, can produce attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates and provide earnings support during periods of rising interest rates. Although this strategy to augment the Company’s core portfolio of residential ARM securities with credit-sensitive commercial real estate-related assets is not new to Capstead, as of September 30, 2006, the Company had committed only a limited amount of its capital to these investments.
Over the past 12 months, Capstead has significantly bolstered its long-term investment capital through the issuance of 10-year fixed, 20-year floating rate unsecured borrowings and the December 30, 2005 sale of its real estate held for lease at a substantial gain. As of September 30, 2006, long-term investment capital totaled $439 million, consisting of $339 million in common and perpetual preferred stockholders’ equity and $100 million of unsecured borrowings (net of related investments in statutory trusts). This capital has been largely deployed to support the Company’s $5.2 billion residential mortgage securities portfolio.
Financing spreads earned on the Company’s residential mortgage securities portfolio (the difference between yields earned on these investments and interest rates charged on related borrowings) declined steadily over the past several years due to higher borrowing rates, despite increasing portfolio yields. While interest rates on most of the Company’s borrowings rise (and fall) almost immediately in response to changes in short-term interest rates, yields on ARM securities change slowly by comparison because coupon interest rates on the underlying mortgage loans may reset only once or twice a year and the amount of each reset can be limited or capped. With 17 consecutive 25 basis point increases in the federal funds rate at each of the Federal Open Market Committee (“Federal Reserve”) meetings held during the period from June 2004 to June 2006, the Federal Reserve increased the federal funds rate a total of 425 basis points to a current level of 5.25%. With it appearing more likely that the Federal Reserve may be finished increasing the federal funds rate for this economic cycle, the Company’s borrowing rates have largely stabilized, while yields on the Company’s increased holdings of ARM securities are expected to continue increasing at least through the end of 2007. As a result, financing spreads and financial results are expected to improve in future quarters.
The size and composition of Capstead’s investment portfolios depend on investment strategies being implemented by management, the availability of investment capital and overall market conditions, including the availability of attractively priced investments. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, short-term interest rates and mortgage prepayments.

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
Residential Mortgage Investments
As of September 30, 2006, Capstead’s residential mortgage securities portfolio consisted primarily of ARM Agency Securities. ARM securities held by the Company are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. The average months-to-roll for the Company’s $3.7 billion in current-reset ARM securities was less than six months as of September 30, 2006 while the average months-to-roll for the Company’s $1.4 billion in longer-to-reset ARM securities was 43 months. Agency Securities carry an implied AAA-rating with limited credit risk. Non-agency securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by the Company or by AAA-rated private mortgage insurers (“Non-agency Securities”). Mortgage securities held by Capstead are generally financed under repurchase arrangements with investment banking firms pursuant to which specific securities are pledged as collateral.
During the third quarter of 2006 Capstead increased its residential mortgage securities portfolio to approximately $5.2 billion with acquisitions of ARM securities totaling $810 million, more than offsetting $436 million of portfolio runoff. Year-to-date portfolio additions totaled $2.1 billion while runoff totaled $1.3 billion. Increases in the portfolio year-to-date and during the third quarter reflect the deployment of long-term investment capital made available late last year through the issuance of long-term unsecured borrowings and the December 30, 2005 sale of the Company’s portfolio of senior living facilities and the September 11, 2006 issuance of additional unsecured borrowings. Mortgage prepayments decreased slightly during the third quarter to an annualized runoff rate of 31% from 32% during the second quarter. The level of mortgage prepayments impacts how quickly purchase premiums are written off against earnings as portfolio yield adjustments. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, high levels of mortgage prepayments can put downward pressure on ARM security yields because the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as yield adjustments. After experiencing relatively high mortgage prepayments during most of 2005, prepayments have generally been lower during 2006 due to changes in portfolio composition and higher prevailing mortgage interest rates. Higher mortgage interest rates can ease prepayment pressures by removing much of the incentive for homeowners with ARM loans to refinance and lock-in attractive longer-term interest rates. Additionally, recent additions to the portfolio have been purchased with lower investment premiums and some acquisitions have limited prepay protection which should help lessen the Company’s exposure to higher levels of prepayments in future periods.
Credit-Sensitive Commercial Real Estate-related Assets
Capstead seeks to eventually invest 15% to 20% of its long-term investment capital into credit-sensitive commercial real estate-related assets, including subordinate commercial real estate loans. These investments may be sourced internally or through joint ventures. This strategy is designed to augment the Company’s core investment strategy of managing a large portfolio of ARM Agency Securities by providing an additional earnings stream that, absent credit events, can help support overall earnings during periods of rising interest rates.
Although this strategy is not new to Capstead, as of September 30, 2006, the Company had committed only a limited amount of its capital to these investments. This reflects management’s cautious outlook on commercial real estate pricing and the returns available to lenders in the commercial real estate sector, particularly when attractive opportunities have been available to grow the Company’s core portfolio of residential ARM securities. Commercial mortgage investments as of September 30, 2006 consisted of a $17 million investment in Redtail Capital Partners, L.P., (“Redtail Capital”) the Company’s 75%-owned limited partnership with Crescent Real estate Equities Company (NYSE: CEI), and several loans totaling less than $3 million to a local developer. The investment in Redtail Capital is reflected as an unconsolidated affiliate and the commercial loans are included with mortgage securities and similar investments in the Company’s financial statements.
Redtail Capital was formed in July 2005 for the purpose of investing up to $100 million in equity capital in a leveraged portfolio of subordinated commercial real estate loans over a two-year investment period ending in July 2007. CEI is responsible for identifying investment opportunities and managing the loan portfolio and is paid a management fee and may earn incentives based on portfolio performance. Capstead must approve any investments made by Redtail Capital. Under an agreement with CEI, a follow-on partnership with similar terms may be formed to invest another $100 million in capital over the following two-year period.
Redtail Capital finances up to 75% of the value of its investments using a $225 million committed master repurchase agreement with a major investment banking firm. Amounts available to be borrowed under this facility and related borrowing rates are dependent upon the characteristics of the pledged collateral and can change based on changes in the fair value of the pledged collateral with quarterly repayments of amounts drawn beginning in August 2007, unless the term of the agreement is extended. As of September 30, 2006, Redtail Capital had borrowed $41 million under this facility to fund investments totaling $63 million consisting of junior liens on two luxury full-service hospitality properties.

Mortgage Securities and Similar Investments Yield and Cost Analysis
The following yield and cost analysis illustrates results achieved during the third quarter of 2006 for components of the Company’s mortgage securities and similar investments and projected fourth quarter 2006 annualized portfolio yields, borrowing rates and financing spreads given the assumptions more fully described in the accompanying notes (dollars in thousands):

						Projected	Lifetime
	3rd Quarter Average			As of September 30, 2006		4th Quarter	Runoff
	Basis (a)	Yield/Cost	Runoff	Premiums	Basis (a)	Yield/Cost (b)	Assumptions

Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$19,456	6.32%	28%	$61	$18,540	6.41%	38%
ARMs	3,993,002	5.04	31	59,219	4,275,049	5.41	31
Ginnie Mae ARMs	855,067	4.90	31	2,616	821,783	5.04	29

	4,867,525	5.02	31	61,896	5,115,372	5.35	31

Non-agency Securities:
Fixed-rate	20,648	6.43	34	49	19,113	6.89	37
ARMs	35,717	6.29	22	327	34,326	6.59	38

	56,365	6.34	27	376	53,439	6.70	38
Commercial loans	1,438	18.00	—	—	2,520	18.00	—
Collateral for structured financings	6,464	7.75	13	98	6,362	7.75	30

	4,931,792	5.04	31	$62,370	5,177,693	5.37	31

Related borrowings:
30-day LIBOR	3,595,026	5.33			3,649,583	5.31
>30-day LIBOR	994,008	4.71			1,171,897	4.83
Structured financings	6,464	7.75			6,362	7.75

	4,595,498	5.20			4,827,842	5.20

Capital employed/ financing spread	$336,294	(0.16)			$349,851	0.17

Return on assets (c)		0.09				0.39

(a)	Basis represents the Company’s investment before unrealized gains and losses. Asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b)	Projected annualized yields reflect ARM coupon resets and lifetime runoff assumptions as adjusted for expected portfolio acquisitions over the next three months and runoff expectations over the next twelve months, as of October 19, 2006, the date third quarter earnings were released. Actual yields realized in future periods largely depend upon (i) changes in portfolio composition, (ii) actual ARM coupon resets, which can fluctuate from projections based on changes to the underlying indexes, (iii) actual runoff and (iv) any changes in lifetime runoff assumptions. Interest rates on borrowings that reset every 30 days based on 30-day London Interbank Offered Rate (“LIBOR”) reflect no changes in the federal funds rate during the forecast period. Projected average portfolio yields, borrowing rates, financing spreads and runoff rates over the next four quarters for Capstead’s existing portfolio, (adjusted for expected portfolio acquisitions through December 31, 2006 only), are as follows:

	Ending	Portfolio Averages
	Federal		Borrowing	Financing	Runoff
	Funds Rate	Yields	Rates	Spreads *	Rates

Fourth Quarter 2006	5.25	5.37	5.20	0.17%	28%
First Quarter 2007	5.25	5.60	5.20	0.40	27
Second Quarter 2007	5.25	5.69	5.21	0.48	30
Third Quarter 2007	5.25	5.86	5.21	0.65	31

*	Financing spreads do not take into account earnings on capital supporting this portfolio.

(c)	The Company generally uses its liquidity to pay down borrowings. Return on assets is calculated on an annualized basis assuming the use of this liquidity to reduce borrowing costs.
Yields on Capstead’s mortgage securities and similar investments improved during the three and nine months ended September 30, 2006, primarily reflecting the benefits of higher coupon interest rates on current-reset ARM securities, which constituted approximately 73% of the portfolio as of September 30,

2006. These securities are expected to continue resetting higher throughout the remainder of 2006 and in 2007 as the underlying mortgage loans reset to more current rates. Yields on current-reset ARM securities fluctuate with changes in mortgage prepayments and adjust to more current interest rates as coupon interest rates on the underlying mortgage loans reset periodically (typically once or twice a year to a margin over the corresponding six-month or one-year interest rate index or monthly based on a specified margin over an index such as one-year U.S. Treasury rates), subject to periodic and lifetime limits or caps. For example, based on expectations as of October 19, 2006 for relatively stable short-term interest rates, overall portfolio yields are expected to average 5.37% during the fourth quarter of 2006 (a 33 basis point increase over average yields for the third quarter of 2006) and the average yield on the existing portfolio (unadjusted for expected acquisitions beyond December 31, 2006) should approximate 5.86% by the third quarter of 2007 (see footnote (b) on the prior page for assumptions used in this estimate). Actual yields will depend on portfolio composition as well as fluctuations in interest rates and mortgage prepayment rates.
Current-reset ARM securities are generally supported by borrowings that are re-established monthly at current interest rates based on one-month LIBOR. Because one-month LIBOR can fluctuate on a daily basis due to market conditions such as actual and anticipated changes in the federal funds rate, yield improvements on current-reset ARM securities could not keep pace with higher borrowing costs during the three and nine months ended September 30, 2006. Interest rates on the Company’s one-month LIBOR-based borrowings averaged 5.20% for the third quarter of 2006 and should remain at these levels during the fourth quarter of 2006, reflecting expectations that one-month LIBOR will remain near current levels given market expectations that the Federal Reserve will not increase the federal funds rate during the fourth quarter.
Investments in longer-to-reset ARM securities totaled $1.4 billion as of September 30, 2006, constituting approximately 26% of Capstead’s mortgage securities and similar investments. Longer-to-reset ARM securities are primarily supported by longer-term borrowings that effectively lock-in financing spreads during a significant portion of these investments’ fixed-rate terms. As of September 30, 2006, such borrowings totaled $1.2 billion at a favorable rate of 4.81% with an average maturity of 24 months, $30 million of which will mature during the fourth quarter of 2006.
Financing spreads on the Company’s mortgage securities and similar investments declined to a negative 16 basis points during the third quarter of 2006 from a negative six basis points in the second quarter of 2006 because of the effects of higher short-term interest rates on related one-month LIBOR-based borrowings, which more than offset yield improvements on existing investments in current-reset ARM securities and generally higher yields on recent acquisitions. With it appearing more likely that the Federal Reserve may be finished increasing the federal funds rate for this economic cycle, the Company’s borrowing rates have largely stabilized, while yields on the Company’s increased holdings of ARM securities are expected to continue increasing at least through the end of 2007. As a result, financing spreads and financial results are expected to improve in future quarters.
Book Value per Common Share
As of September 30, 2006, Capstead’s book value per common share was $8.16, an improvement of $0.92 since June 30, 2006 and a decline of $0.32 from December 31, 2005. The year-to-date decline was caused primarily by common and preferred dividend payments in excess of earnings offset by improvements during the third quarter in valuation of the Company’s mortgage securities and similar investments attributable to recent declines in market interest rates and increased yields on current-reset ARM securities. Increases in fair value of the Company’s mortgage securities and similar investments (most of which are carried at fair value with changes reflected in stockholders’ equity) increased book value by $0.43 per share since year-end while preferred and common dividend payments in excess of earnings lowered book value by $0.78 per share.

The fair value of the Company’s mortgage securities and similar investments can be expected to fluctuate with changes in portfolio size and composition as well as changes in interest rates and market liquidity, and such changes will largely be reflected in book value per common share. Because most of the Company’s investments adjust to more current rates at least annually, declines in fair value caused by increases in interest rates can be largely recovered in a relatively short period of time. Book value will also be affected by other factors, including capital stock transactions and the level of dividend distributions relative to quarterly operating results; however, temporary changes in fair value of investments not held in the form of securities, such as commercial real estate loans, generally will not affect book value. Additionally, changes in fair value of the Company’s liabilities, such as its longer-term borrowings supporting investments in longer-to-reset ARM securities, are not reflected in book value. As of September 30, 2006, unrealized gains on these longer-term borrowings totaled $1.9 million, or $0.10 per share.
Utilization of Investment Capital and Potential Liquidity
Capstead can generally finance up to 97% of the fair value of its holdings of residential mortgage securities with well-established investment banking firms using repurchase arrangements with the balance supported by the Company’s investment capital. Investment capital includes preferred and common equity capital as well as long-term unsecured borrowings, net of Capstead’s investment in related statutory trusts accounted for as unconsolidated affiliates. Assuming potential liquidity is available, repurchase arrangements and similar borrowings can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, the actual level of cash and cash equivalents carried on Capstead’s balance sheet is significantly less important than the potential liquidity inherent in the Company’s investment portfolios. Potential liquidity is affected by, among other things, changes in market value of assets pledged; principal prepayments; contribution requirements to, or distributions from, Redtail Capital; and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of financial leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolios (see “Liquidity and Capital Resources”). The following table illustrates Capstead’s utilization of investment capital and potential liquidity as of September 30, 2006 in comparison with December 31, 2005 (in thousands):

		Related	Capital	Potential
	Investments (a)	Borrowings	Employed (a)	Liquidity (a)

Residential mortgage securities:
Agency Securities	$5,128,125	$4,772,493	$355,632	$208,515
Non-agency Securities	53,783	48,987	4,796	447
Collateral for structured financings	6,362	6,362	—	—

	5,188,270	4,827,842	360,428	208,962
Commercial real estate-related assets:
Commercial loans	2,520	—	2,520	—
Investment in Redtail Capital	16,980	—	16,980	190

	$5,207,770	$4,827,842	379,928	209,152

Other assets, net of other liabilities			59,091	4,195
Third quarter common dividend			(381)	(381)	(b)

			$438,638	$212,966

Balances as of December 31, 2005	$4,374,929	$4,023,686	$419,828	$249,861

(a)	Investments are stated at carrying amounts on the Company’s balance sheet. Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of the indicated dates adjusted for other sources (uses) of liquidity such as unrestricted cash and cash equivalents, cash flow (requirements) distributions from Redtail Capital and dividends payable.

(b)	The third quarter 2006 common dividend was declared September 15, 2006 and paid October 20, 2006 to stockholders of record as of September 30, 2006.

In order to prudently and efficiently manage its liquidity and capital resources, Capstead maintains sufficient liquidity reserves in the form of potential liquidity to fund margin calls (requirements to pledge additional collateral or pay down borrowings) required by monthly principal payments (that are not remitted to the Company for 20 to 45 days after any given month-end) and potential declines in market value of pledged assets under stressed market conditions. During 2006 the Company increased its holdings of residential mortgage securities and made additional commercial investments which fully deployed investment capital made available from the December 30, 2005 sale of its senior living facilities and the September 11, 2006 issuance of additional unsecured borrowings.
Tax Considerations of Dividends Paid on Capstead Common and Preferred Shares
Because Capstead operates as a REIT for federal income tax purposes, common and preferred dividend distributions are required to be allocated between ordinary taxable income, capital gain and return of capital based on the relative amounts of Capstead’s taxable income to total distributions for the year. Any available taxable income is allocated first to the preferred share dividend distributions, then to the common dividend distributions. For 2006 it is anticipated that a substantial portion of the preferred share dividend distributions and all of the common share dividend distributions will be classified as return of capital distributions. Stockholders that do not hold their shares in tax-deferred accounts such as individual retirement accounts, should reduce the tax cost basis of their shares by the amount of return of capital distributions received. Return of capital distributions received in excess of tax cost basis should be reported as capital gain. Due to the complex nature of the applicable tax rules, it is recommended that stockholders consult their tax advisors to ensure proper tax treatment of dividends received.

RESULTS OF OPERATIONS
Comparative income statement data (interest income, net of related interest expense, in thousands, except for per share data) and key portfolio statistics (dollars in millions) were as follows:

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Income statement data:
Mortgage securities and similar investments:
Agency Securities	$989	$4,636	$8,716	$18,501
Non-agency Securities	110	296	430	1,292
CMBS and other commercial loans	65	151	65	431
Collateral for structured financings	—	201	—	345

	1,164	5,284	9,211	20,569

Other revenue (expense):
Other revenue	63	477	429	888
Interest on unsecured borrowings	(1,747)	(41)	(4,955)	(41)
Other operating expense	(1,627)	(1,531)	(4,876)	(4,543)

	(3,311)	(1,095)	(9,402)	(3,696)
Equity in earnings (losses) of unconsolidated affiliates	654	(42)	1,684	(42)

Income (loss) from continuing operations	(1,493)	4,147	1,493	16,831

Income from discontinued operation	—	468	—	1,376

Net income (loss)	$(1,493)	$4,615	$1,493	$18,207

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.35)	$(0.05)	$(0.73)	$0.09
Income from discontinued operation	—	0.03	—	0.07

	$(0.35)	$(0.02)	$(0.73)	$0.16

Key portfolio statistics:
Average yields:
Agency Securities	5.02%	3.67%	4.76%	3.48%
Non-agency Securities	6.34	5.15	6.04	4.98
CMBS and other commercial loans	18.00	4.55	18.00	4.08
Collateral for structured financings	7.75	13.37	7.31	5.65
Total average yields	5.04	3.75	4.78	3.54

Average related borrowing rates	5.20	3.31	4.81	2.92

Average financing spreads	(0.16)	0.44	(0.03)	0.62

Average portfolio balances:
Agency Securities	$4,868	$3,351	$4,737	$3,301
Non-agency Securities	56	81	61	82
CMBS and other commercial loans	1	51	1	51
Collateral for structured financings	6	13	8	27

	4,931	3,496	4,807	3,461
Related average borrowings	4,595	3,255	4,471	3,219

Average capital deployed	$336	$241	$336	$242

Average portfolio runoff rates:
Agency Securities	31%	39%	31%	33%
Total	31	37	31	32

Net margins and related financing spreads on Capstead’s mortgage securities and similar investments for the three and nine months ended September 30, 2006 were down considerably from levels achieved during the same periods of the prior year reflecting the negative effects of the prolonged Federal Reserve rate tightening effort that appears to have concluded in June. Short-term interest rates began increasing in June 2004 in response to increases in the federal funds rate, which has increased 425 basis points to 5.25% by June 2006. These higher rates led to significantly higher borrowing rates and lower financing spreads for the Company despite increasing portfolio yields and portfolio balances. This illustrates how the Company is impacted immediately when short-term interest rates rise (and fall) while current-reset ARM security yields change slowly in comparison because coupon interest rates on the underlying mortgage loans may only reset once a year and the amount of each reset can be limited or capped.
Although rising short-term interest rates have put continued pressure on near-term earnings, management believes that Capstead’s core investment strategy of maintaining a large portfolio of ARM securities will generate attractive returns over the longer term and that the Company is in a position to augment this portfolio with credit-sensitive commercial real estate-related investments that can provide attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates and provide earnings support during periods of rising short-term interest rates. See “Financial Condition – “Overview,” “Residential Mortgage Investments” and “Credit-sensitive Commercial Real Estate-related Assets” for further discussion of the current operating environment.
Despite increases of $1.5 billion and $1.4 billion, respectively, in the average outstanding balances of Agency Securities during the three and nine months ended September 30, 2006 over same periods of the prior year, lower financing spreads led to a pronounced decline in related operating results. Non-agency Securities contributed less to operating results during 2006 because of lower average balances outstanding due to runoff in addition to lower financing spreads. During the third quarter of 2006 the Company funded several relatively small subordinated loans to a local developer (the Company’s last CMBS position paid off in December 2005). Operating results for collateral for structured financings have been declining since Capstead curtailed its mortgage conduit operation in 1995 and ceased issuing structured financings. Related portfolio balances have declined with runoff and the redemption of structured financings whereby the released collateral was either sold or held for investment as part of the Non-agency Securities portfolio. In July 2005 the Company exercised the last redemption right it controlled and the Company holds no economic interest in the remaining two outstanding securitizations. Consequently, related contributions to future operating results are expected to be minimal.
Interest on unsecured borrowings reflects costs of the full $77 million of the Company’s 10-year fixed, 20-year floating rate junior subordinated notes issued in September and December 2005 to statutory trusts formed by the Company and a partial month of interest on the Company’s recent $26 million issuance. The statutory trusts issued $3 million of trust common securities to the Company and $100 million in trust preferred securities to unrelated third parties. Capstead’s investments in the trust common securities are accounted for as unconsolidated affiliates in accordance with the applicable provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.”
Increases in other operating expense primarily reflect higher compensation costs related to stock compensation issued since May 2005, (including expensing the fair value of unvested stock option grants with the January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123R “Share Based Payment” totaling $35,000 and $115,000 for the three and nine months ended September 30, 2006, respectively) as well as costs of implementing overhead reductions incurred early in the year.
Equity in earnings (losses) of unconsolidated affiliates includes equity in earnings of Redtail Capital totaling $602,000 and $1,537,000 during the three and nine months ended September 30, 2006, respectively. This venture funded its first investment in August 2005. The Company’s equity in earnings of its statutory trusts totaled $52,000 and $147,000 three and nine months ended September 30, 2006, respectively, (consisting solely of the trust common securities’ pro rata share in interest on the Company’s junior subordinated notes discussed above).
Prior year income from discontinued operation includes earnings on real estate held for lease prior to its sale in December 2005.
LIQUIDITY AND CAPITAL RESOURCES
Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on investments in residential mortgage securities. Other sources of funds include proceeds from debt and equity offerings; monthly distributions, when available, from the Company’s investment in Redtail Capital; and proceeds from asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than the Company’s potential liquidity available under its borrowing arrangements. The table included under “Financial Condition – Utilization of Investment Capital and Potential Liquidity” and accompanying discussion illustrates additional funds potentially available to the Company as of September 30, 2006. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.
Borrowings under repurchase arrangements secured by residential mortgage securities totaled $4.8 billion at September 30, 2006. Borrowings supporting current-reset ARM securities routinely have maturities of 30 days or less, while the Company typically finances investments in longer-to-reset ARM securities with longer-term arrangements (see discussion above under “Residential Mortgage Investments”). Capstead has uncommitted repurchase facilities with investment banking firms to finance its investments in residential mortgage securities, subject to certain conditions. Interest rates on these borrowings are generally based on 30-day LIBOR (or a corresponding benchmark rate for longer-term arrangements) and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries.
Redtail Capital finances up to 75% of each investment it makes using a $225 million committed master repurchase agreement from a major investment banking firm. As of quarter-end, $41 million has been borrowed under this facility. Beginning August 9, 2007, four equal repurchase payments are due quarterly through August 9, 2008, unless the term of the agreement is extended. Amounts available to be borrowed under this facility and related borrowing rates are dependent upon the characteristics of the investments pledged as collateral, such as the subordinate position of each investment relative to the fair value of the underlying real estate and the type of underlying real estate (e.g., hospitality, industrial, multi-family, office, residential or retail). In addition, amounts available to be borrowed can change based on changes in the fair value of the pledged collateral which can be affected by, among other factors, changes in credit quality and liquidity conditions within the investment banking and real estate industries. Capstead anticipates that this agreement will be extended or replaced with another facility prior to when quarterly repayments begin in November 2007. Capstead’s remaining commitment to provide over $57 million in additional equity capital to Redtail Capital is subject to the availability of suitable investments approved by both partners within a two-year investment period that began in July 2005. Redtail Capital distributes available cash flow from earnings and repayments on investments on a monthly basis.

During the latter part of 2005 the Company increased its long-term investment capital through the issuance of 10-year fixed, 20-year floating rate unsecured borrowings for net proceeds of $73 million. By December 31, 2005, this capital was fully deployed largely into additional investments in ARM securities. In September 2006 over $24 million of additional net proceeds were raised through another issuance of unsecured borrowings. By quarter-end this capital was also fully deployed primarily into additional investments in ARM securities. If the need arises and such borrowings are available at attractive rates, the Company may further augment its investment capital with similar borrowings.
The December 30, 2005 sale of the Company’s real estate held for lease for net proceeds of $55 million and a gain of $38 million further increased the Company’s investment capital. This capital was fully deployed into additional investments early in 2006.
After having raised over $64 million of new common equity during 2004 through limited open market sales, no such sales occurred during 2005 or during the nine months ended September 30, 2006, but may resume in the future if market conditions allow. The Company may also raise additional common equity capital through the use of more traditional follow-on offerings if market conditions, including the availability of attractive investment opportunities, allow.
RISK FACTORS
General Discussion of Effects of Interest Rate Changes
Changes in interest rates affect Capstead’s earnings in various ways. Earnings currently depend, in large part, on the difference between the interest received on residential mortgage securities, and the interest paid on related borrowings, most of which are based on 30-day LIBOR. In a rising short-term interest rate environment the resulting financing spread can be reduced or even turn negative, which adversely affects earnings. Because approximately 73% of the Company’s residential mortgage securities currently consists of current-reset ARM securities, the effects of rising short-term interest rates on borrowing costs can eventually be mitigated by increases in the rates of interest earned on the underlying ARM loans, which generally reset periodically to a margin over a current short-term interest rate index (typically a six-month or one-year index) subject to periodic and lifetime limits, referred to as caps. Additionally, the Company has extended maturities on a portion of its borrowings, which has effectively locked in financing spreads on the Company’s longer-to-reset ARM securities over a significant portion of these investments’ fixed-rate terms. As of September 30, 2006, the Company’s ARM securities featured the following current and fully-indexed weighted average coupon rates, net of servicing and other fees (“WAC”), average net margins, periodic and lifetime caps, and months-to-roll (dollars in thousands):

			Fully	Average		Average	Months
		Net	Indexed	Net	Average Periodic	Lifetime	To
ARM Type	Basis *	WAC	WAC	Margins	Caps	Caps	Roll

Current-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	$2,862,268	5.91%	6.76%	1.84%	3.73%	10.77%	5.4
Ginnie Mae	821,783	4.98	6.41	1.54	1.00	9.83	5.7
Non-agency Securities	34,326	6.77	7.49	2.11	1.72	11.32	5.6

	3,718,377	5.72	6.69	1.78	3.11	10.57	5.5

Longer-to-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	1,412,781	6.00	7.14	1.82	3.97	11.84	43.4

	$5,131,158	5.79	6.81	1.79	3.34	10.92	15.9

*	Basis represents the Company’s investment before unrealized gains and losses.

Since only a portion of the ARM loans underlying these securities reset each month, subject to periodic and lifetime caps, interest rates on related borrowings can rise to levels that may exceed yields on these securities, contributing to lower or even negative financing spreads and adversely affecting earnings. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively affect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected. To provide some protection to financing spreads against rising interest rates, the Company may from time to time enter into longer-term repurchase arrangements on a portion of its borrowings (as it has done currently on borrowings related to its longer-to-reset ARM securities) or acquire Derivatives such as interest rate swap or cap agreements. At September 30, 2006, the Company did not own any Derivatives for this purpose.
When short- and long-term interest rates are at nearly the same levels (i.e., a “flat yield curve” environment), or when long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying residential mortgage securities generally increases. Prolonged periods of high mortgage prepayments can significantly reduce the expected life of these investments; therefore, the actual yields realized can be lower due to faster amortization of investment premiums. Further, to the extent the proceeds of prepayments are not reinvested or cannot be reinvested at a rate of return at least equal to the rate previously earned on that capital, earnings may be adversely affected. There can be no assurance that suitable investments at attractive pricing will be available on a timely basis to replace runoff as it occurs.
Investments in junior liens on commercial real estate either held directly or in Redtail Capital are either high-coupon loans that are financed entirely with Capstead’s investment capital or are adjustable-rate loans financed with borrowings with similar adjustment features such that related financing spreads are relatively stable. Because these investments generally are financed with 25% to 100% investment capital compared to less than 10% for residential mortgage securities, margins on these investments will tend to improve when interest rates are increasing and decline when rates are falling.
Management may determine it is prudent to sell assets from time to time, which can increase earnings volatility because of the recognition of transactional gains or losses. Such sales may become attractive as asset values fluctuate with changes in interest rates. At other times, asset sales may reflect a shift in the Company’s investment focus. During periods of rising interest rates or contracting market liquidity, asset values can decline, leading to increased margin calls and reducing the Company’s liquidity. A margin call means that a lender requires a borrower to pledge additional collateral to re-establish the agreed-upon ratio of the value of the collateral to the amount of the borrowing. Although Capstead maintains liquidity reserves to fund margin calls required by principal payments and potential declines in market value of pledged assets, if the Company is unable or unwilling to pledge additional collateral, lenders can liquidate the collateral under adverse market conditions, likely resulting in losses.
Interest Rate Sensitivity on Operating Results
Capstead performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All investments, borrowings and any Derivatives held are included in this analysis. The sensitivity of components of Other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. The model incorporates management’s assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums. These assumptions are developed through a combination of historical analysis and expected future pricing behavior.

Income simulation modeling is the primary tool used by management to assess the direction and magnitude of changes in net margins on investments resulting from changes in interest rates. Key assumptions in the model include mortgage prepayment rates, changes in market conditions and management’s investment capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net margins or precisely predict the impact of higher or lower interest rates on net margins. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors. Capstead had the following estimated earnings sensitivity profile as of September 30, 2006 and December 31, 2005, respectively (dollars in thousands):

	30-day	10-year U.S.
	LIBOR	Treasury
	Rate	Rate	Immediate Change In:*

30-day LIBOR rate			Down 1.00%	Down 1.00%	Flat	Up 1.00%	Up 1.00%

10-year U.S. Treasury rate			Down 1.00%	Flat	Down 1.00%	Flat	UP 1.00%

Projected 12-month earnings change:
September 30, 2006 **	5.32%	4.63%	$15,500	$18,000	$(5,600)	$(25,700)	$(22,500)
December 31, 2005	4.39	4.40	12,400	14,300	(4,300)	(21,000)	(19,600)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.

**	Increased earnings sensitivity as of September 30, 2006 primarily reflects the increased size of the Company’s residential mortgage securities portfolio.
Risks Associated With Credit-Sensitive Investments
Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage securities, particularly Agency Securities, which are guaranteed by government-sponsored entities or by an agency of the federal government. Commercial mortgage securities are typically secured by a relatively small pool of loans, and individual commercial mortgage loans typically have a single obligor. Commercial property values and related net operating income are often subject to volatility, and net operating income may be insufficient to cover debt service on the related financing at any given time. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project and the ability of the applicable property to produce net operating income rather than upon the liquidation value of the underlying real estate. Even when the current net operating income is sufficient to cover debt service, there can be no assurance that this will continue to be the case in the future.
Additionally, commercial properties may not be readily convertible to alternative uses if such properties were to become unprofitable due to competition, age of improvements, decreased demand, regulatory changes or other factors, such as natural or man-made disasters. The conversion of commercial properties to alternate uses often requires substantial capital expenditures, the funding for which may or may not be available.
The availability of credit for commercial mortgage loans may be dependent upon economic conditions in the markets where such properties are located, as well as the willingness and ability of lenders to make such loans. This could affect the repayment of commercial mortgages. Liquidity of the credit markets fluctuates and there can be no assurance that liquidity will increase above, or will not contract below, current levels. In addition, the availability of similar commercial properties, and the competition for available credit, may affect the ability of potential purchasers to obtain financing for the acquisition of properties.
Junior liens and other forms of subordinated financing on commercial properties carry greater credit risk than senior lien financing, including a substantially greater risk of non-payment of interest and principal, because if net operating income of a commercial property is insufficient to cover all debt service, generally the junior liens must absorb the shortfall. Declines in net operating income, among other factors, can lead to declines in value of the underlying real estate large enough such that the aggregate outstanding balances of senior and junior liens could exceed the value of the real estate. In the event of default, the junior lienholder may need to make payments on the senior loans in order to preserve its rights to the underlying real estate and prevent foreclosure. Because the senior lienholders generally have priority on proceeds from liquidating the underlying real estate, junior lienholders may not recover all or any of their investment. To compensate for this heightened credit risk, these loans generally earn substantially higher yields.
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
Credit-sensitive residential mortgage securities differ from commercial mortgage assets in several important ways yet can still carry substantial credit risk. Residential mortgage securities typically are secured by smaller loans to more obligors than commercial mortgage securities, thus spreading the risk of mortgagor default. However, most of the mortgages supporting credit-sensitive residential securities are made to homeowners that do not qualify for Agency loan programs for reasons including loan size, financial condition, or work or credit history that may be indicative of higher risk of default than loans qualifying for such programs. As with commercial mortgages, in instances of default the Company may incur losses if proceeds from sales of the underlying residential collateral are less than the unpaid principal balances of the residential mortgage loans and related foreclosure costs.
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
The availability of capital through secured borrowing arrangements at attractive rates to finance investments in credit-sensitive commercial and residential mortgage assets may be diminished during periods of mortgage finance market illiquidity, which could adversely affect financing spreads and therefore earnings. The availability of these borrowings at attractive rates ultimately depends upon the quality of the assets pledged according to the lender’s assessment of their credit worthiness, which could be different from the Company’s assessment. Additionally, if overall market conditions deteriorate resulting in substantial declines in value of these assets, sufficient capital may not be available to support the continued ownership of such investments, requiring these assets to be sold at a loss.

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
Investment Company Act of 1940
The Investment Company Act of 1940, as amended (the “Investment Company Act”), exempts from regulation as an investment company any entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Capstead conducts its business so as not to become regulated as an investment company. If it were to be regulated as an investment company, Capstead’s ability to use leverage would be substantially reduced and it would be unable to conduct business as described herein.
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
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon Capstead’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that can affect the reported amounts of assets, liabilities (including contingencies), revenues and expenses as well as related disclosures. These estimates are based on available internal and market information and appropriate valuation methodologies believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the expected useful lives and carrying values of assets and liabilities which can materially affect the determination of net income (loss) and book value per common share. Actual results may differ from these estimates under different assumptions or conditions.
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
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2006.
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

Current Report on Form 8-K dated July 21, 2006 furnishing the press release announcing second quarter 2006 results.

Current Report on Form 8-K dated August 16, 2006 announcing the granting of stock compensation to a new employee.

Current Report on Form 8-K dated August 25, 2006 to file an investment community presentation.

Current Report on Form 8-K dated September 14, 2006 to file material agreements pertaining to the September 11, 2006 private placement of $25 million in trust preferred securities.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: November 6, 2006	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: November 6, 2006	By:	/s/ PHILLIP A. REINSCH

Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer