Form 10-K
period 2006-12-31
CAPSTEAD MORTGAGE CORP
filed 2007-03-09
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
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
At June 30, 2006 the aggregate market value of the voting common stock held by nonaffiliates was $139,457,962.
Number of shares of Common Stock outstanding at March 7, 2007: 19,255,802
DOCUMENTS INCORPORATED BY REFERENCE:
(1)	Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2006 are incorporated by reference into Parts I, II and IV.

(2)	Portions of the Registrant’s definitive Proxy Statement, issued in connection with the 2007 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

CAPSTEAD MORTGAGE CORPORATION
2006 FORM 10-K ANNUAL REPORT

PART I
ITEM 1. BUSINESS.
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
For further discussion of the Company’s business and financial condition, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2006 on pages 28 through 45, which is incorporated herein by reference.
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
Regulation and Related Matters
Operating as a REIT that primarily invests in financial assets subjects the Company to various federal regulatory requirements. For further discussion, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2006 on page 44, which is incorporated herein by reference.
Employees
As of December 31, 2006, the Company had 12 full-time employees and three part-time employees.
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
Forward-looking Statements
For information on forward-looking statements made in this report, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2006 on page 46, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
Under the captions “Risk Factors” and “Critical Accounting Policies” on pages 40 through 45 of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2006 which is incorporated herein by reference, are discussions of risk factors and critical accounting policies affecting Capstead’s financial condition and results of operations that are an integral part of this discussion and analysis. Readers are strongly urged to consider the potential impact of these factors and accounting policies on the Company while reading this document.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES.
Capstead’s headquarters are located in Dallas, Texas in office space leased by the Company.
ITEM 3. LEGAL PROCEEDINGS.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The information required by this item regarding the market price of, dividends on, and number of holders of the Registrant’s common shares is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2006 on page 25 under the caption “Note 14 — Market and Dividend Information,” and is incorporated herein by reference. See ITEM 12 for information regarding equity compensation plans. Capstead did not sell any unregistered securities during the past three fiscal years.
ITEM 6. SELECTED FINANCIAL DATA.
The information required by this item is included in the Registrant’s Annual Report to Stockholders for the five years ended December 31, 2006 on page 28 under the caption “Selected Financial Data,” and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2006 on pages 29 through 45 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.
The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2006 on pages 29 through 45 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2006 on pages 6 through 26 and page 50, and is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2006 on pages 48 and 49, and is incorporated herein by reference.
ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The information required by this item is included in the Registrant’s 2007 definitive Proxy Statement on pages 4 through 6 under the caption “Proposal Number One — Election of Directors,” on pages 6 through 10 under the caption “Board of Directors and Committee Information,” on pages 11 and 12 under the caption “Stockholder Procedures for Director Candidate Recommendations,” on page 13 under the caption “Executive Officers,” on page 25 under the captions “Audit Committee” and “Audit Committee Report” and on page 27 under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” all of which are incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is included in the Registrant’s 2007 definitive Proxy Statement on pages 13 through 24 under the caption “Executive Compensation,” which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is included in the Registrant’s 2007 definitive Proxy Statement on page 24 under the caption “Equity Compensation Plans” and page 26 and 27 under the caption “Security Ownership of Management and Certain Beneficial Owners,” which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this item is included in the Registrant’s 2007 definitive Proxy Statement on page 29 under the caption “Related Person Transactions,” which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is included in the Registrant’s 2007 definitive Proxy Statement on pages 28 and 29 under the caption “Proposal Number Three — Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm,” which is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Documents filed as part of this report:
1.	The following consolidated financial statements of the Company, included in the 2006 Annual Report to Stockholders, are incorporated herein by reference:

Page
Consolidated Statements of Income — Three Years Ended December 31, 2006	*
Consolidated Balance Sheets — December 31, 2006 and 2005	*
Consolidated Statements of Stockholders’ Equity — Three Years Ended December 31, 2006	*
Consolidated Statements of Cash Flows — Three Years Ended December 31, 2006	*
Notes to Consolidated Financial Statements — December 31, 2006	*
2.	Financial Statement Schedules — All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

*	Incorporated herein by reference from the Company’s Annual Report to Stockholders for the year ended December 31, 2006, filed herewith as Exhibit 13.

3.	Exhibits:

Exhibit
Number

1.1	Form of First Amendment to Sales Agreement dated December 16, 2003 by and between Capstead and Brinson Patrick Securities Corporation, for the issuance of up to 875,000 common shares and 1,000,000 Series B preferred shares.(4)

1.2	Form of Sales Agreement dated February 13, 2004 by and between Capstead and Brinson Patrick Securities Corporation to sell 1,000,000 common shares, and 100,000 Series B preferred shares.(5)

1.3	Form of Sales Agreement date June 22, 2004 by and between Capstead and Brinson Patrick Securities Corporation to sell 1,600,000 common shares, and 100,000 Series B preferred shares.(7)

1.4	Form of Sales Agreement dated November 1, 2004 by and between Capstead and Brinson Patrick Securities Corporation to sell 1,700,000 common shares, and 100,000 Series B preferred shares.(8)

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation.(3)

3.2	Amended and Restated Bylaws.(14)

10.01	Amended Restated Deferred Compensation Plan.(15)

10.02	1997 Flexible Long-Term Incentive Plan.(1)

10.03	2004 Flexible Long-Term Incentive Plan.(6)

10.04	Form of master agreement dated May 10, 2005 between Crescent Real Estate Capital, L.P. and CMC Real Estate Capital L.P., including a form of limited partnership agreement between Crescent Redtail Management LLC, Crescent Real Estate Capital L.P. and CMC Real Estate Capital L.P.(9)

10.05	Forms of nonqualified stock option and restricted stock agreements for non-employee directors.(9)

10.06	Forms of nonqualified stock option and restricted stock agreements for employees.(9)

10.07	Nonqualified stock option and restricted stock agreements for non-employee directors and named executives.(9)

10.08	Purchase Agreement dated September 23, 2005, by and among the Registrants, the Trust, Merrill Lynch International and Bear, Stearns & Co., Inc. pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(10)

10.09	Junior Subordinated Indenture dated September 26, 2005, between the Registrant and Wells Fargo Bank pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(10)

10.10	Amended and Restated Trust Agreement dated September 26, 2005, by and among the Registrant, Wells Fargo Bank, National Association, Wells Fargo Delaware Trust Company, the Administrators and the several Holders, as defined therein, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(12)

10.11	Placement Agreement dated December 6, 2005, by and among the Registrant, the Trust, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(11)

10.12	Indenture dated December 15, 2005, between the Registrant and Wilmington Trust Company regarding junior subordinated debentures due 2035, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(12)

Exhibit
Number

10.13	Amended and Restated Declaration of Trust dated December 15, 2005, by and among the Registrant, Wilmington Trust Company and the Administrators defined therein, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(12)

10.14	Stock Purchase Agreement dated December 30, 2005 by and between Brookdale Living Communities, Inc. and the Company regarding the sale of the stock of CMCP — Properties, Inc.(13)

10.15	Placement Agreement dated September 8, 2006, by and among the Registrant, the Capstead Mortgage Trust III, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(16)

10.16	Indenture dated September 11, 2006, between the Registrant and Wilmington Trust Company regarding junior subordinated debentures due 2036, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(16)

10.17	Amended and Restated Declaration of Trust dated September 11, 2006, by and among the Registrant, Wilmington Trust Company and the Administrators defined therein, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(16)

12	Computation of ratio of income from continuing operations to combined fixed charges and preferred stock dividends.*

13	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2006.*

21	List of subsidiaries of the Company.*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(4)	Incorporated by reference to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-68424) dated December 17, 2003.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-112900) dated February 17, 2004.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-116738) dated June 22, 2004.

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-116741) dated June 22, 2004.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-119193) dated November 2, 2004.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 20, 2005.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2005.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 12, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 20, 2005.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 4, 2006.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2006.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 23, 2006.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 8, 2006.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: March 7, 2007	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: March 7, 2007	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL M. LOW (Paul M. Low)	Chairman and Director	March 2, 2007

/s/ ANDREW F. JACOBS	President, Chief Executive Officer and Director	March 1, 2007
(Andrew F. Jacobs)

/s/ JACK BIEGLER	Director	March 2, 2007
(Jack Biegler)

/s/ GARY KEISER	Director	March 5, 2007
(Gary Keiser)

/s/ CHRISTOPHER W. MAHOWALD	Director	March 5, 2007
(Christopher W. Mahowald)

/s/ MICHAEL G. O’NEIL	Director	March 2, 2007
(Michael G. O’Neil)

/s/ HOWARD RUBIN	Director	March 2, 2007
(Howard Rubin)

/s/ MARK S. WHITING	Director	March 2, 2007
(Mark S. Whiting)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

1.1	Form of First Amendment to Sales Agreement dated December 16, 2003 by and between Capstead and Brinson Patrick Securities Corporation, for the issuance of up to 875,000 common shares and 1,000,000 Series B preferred shares.(4)

1.2	Form of Sales Agreement dated February 13, 2004 by and between Capstead and Brinson Patrick Securities Corporation to sell 1,000,000 common shares, and 100,000 Series B preferred shares.(5)

1.3	Form of Sales Agreement dated June 22, 2004 by and between Capstead and Brinson Patrick Securities Corporation to sell 1,600,000 common shares, and 100,000 Series B preferred shares.(7)

1.4	Form of Sales Agreement dated November 1, 2004 by and between Capstead and Brinson Patrick Securities Corporation to sell 1,700,000 common shares, and 100,000 Series B preferred shares.(8)

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation.(3)

3.2	Amended and Restated Bylaws.(14)

10.01	Amended and Restated Deferred Compensation Plan.(15)

10.02	1997 Flexible Long-Term Incentive Plan.(1)

10.03	2004 Flexible Long-Term Incentive Plan.(6)

10.04	Form of master agreement dated May 10, 2005 between Crescent Real Estate Capital, L.P. and CMC Real Estate Capital L.P., including a form of limited partnership agreement between Crescent Redtail Management LLC, Crescent Real Estate Capital L.P. and CMC Real Estate Capital L.P.(9)

10.05	Forms of nonqualified stock option and restricted stock agreements for non-employee directors.(9)

10.06	Forms of nonqualified stock option and restricted stock agreements for employees.(9)

10.07	Nonqualified stock option and restricted stock agreements for non-employee directors and named executives.(9)

10.08	Purchase Agreement dated September 23, 2005, by and among the Registrants, the Trust, Merrill Lynch International and Bear, Stearns & Co., Inc. pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(10)

10.09	Junior Subordinated Indenture dated September 26, 2005, between the Registrant and Wells Fargo Bank pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(10)

10.10	Amended and Restated Trust Agreement dated September 26, 2005, by and among the Registrant, Wells Fargo Bank, National Association, Wells Fargo Delaware Trust Company, the Administrators and the several Holders, as defined therein, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(12)

10.11	Placement Agreement dated December 6, 2005, by and among the Registrant, the Trust, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(11)

10.12	Indenture dated December 15, 2005, between the Registrant and Wilmington Trust Company regarding junior subordinated debentures due 2035, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(12)

EXHIBIT
NUMBER	DESCRIPTION

10.13	Amended and Restated Declaration of Trust dated December 15, 2005, by and among the Registrant, Wilmington Trust Company and the Administrators defined therein, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(12)

10.14	Stock Purchase Agreement dated December 30, 2005 by and between Brookdale Living Communities, Inc. and the Company regarding the sale of the stock of CMCP — Properties, Inc.(13)

10.15	Placement Agreement dated September 8, 2006, by and among the Registrant, the Capstead Mortgage Trust III, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(16)

10.16	Indenture dated September 11, 2006, between the Registrant and Wilmington Trust Company regarding junior subordinated debentures due 2036, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(16)

10.17	Amended and Restated Declaration of Trust dated September 11, 2006, by and among the Registrant, Wilmington Trust Company and the Administrators defined therein, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(16)

12	Computation of ratio of income from continuing operations to combined fixed charges and preferred stock dividends.*

13	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2006.*

21	List of subsidiaries of the Company.*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(4)	Incorporated by reference to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-68424) dated December 17, 2003.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-112900) dated February 17, 2004.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-116738) dated June 22, 2004.

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-116741) dated June 22, 2004.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-119193) dated November 2, 2004.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 20, 2005.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2005.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 12, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 20, 2005.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 4, 2006.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2006.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 23, 2006.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 8, 2006.

*	Filed herewith.