Form 10-Q
period 2007-03-31
CAPSTEAD MORTGAGE CORP
filed 2007-05-08
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	19,255,552 as of May 8, 2007

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

ITEM 1. FINANCIAL STATEMENTS
PART I. — FINANCIAL INFORMATION
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)	(NOTE 2)
Assets:
Mortgage securities and similar investments ($5.2 billion pledged under repurchase arrangements)	$5,355,672	$5,252,399
Investments in unconsolidated affiliates	20,047	20,073
Receivables and other assets	67,022	69,869
Cash and cash equivalents	5,602	5,661

	$5,448,343	$5,348,002

Liabilities:
Repurchase arrangements and similar borrowings	$4,975,721	$4,876,134
Unsecured borrowings	103,095	103,095
Common stock dividend payable	385	385
Accounts payable and accrued expenses	18,540	28,426

	5,097,741	5,008,040

Stockholders’ equity:
Preferred stock — $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 202 shares issued and outstanding at March 31, 2007 and December 31, 2006 ($3,317 aggregate liquidation preference)	2,828	2,828
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at March 31, 2007 and December 31, 2006 ($180,025 aggregate liquidation preference)	176,705	176,705
Common stock — $0.01 par value; 100,000 shares authorized:
19,253 shares issued and outstanding at March 31, 2007 and December 31, 2006	192	192
Paid-in capital	497,150	497,418
Accumulated deficit	(353,163)	(354,617)
Accumulated other comprehensive income	26,890	17,436

	350,602	339,962

	$5,448,343	$5,348,002

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended March 31
	2007	2006

Mortgage securities and similar investments:
Interest income	$72,142	$52,926
Interest expense	(63,589)	(47,543)

	8,553	5,383

Other revenue (expense):
Other revenue	871	166
Interest expense on unsecured borrowings	(2,187)	(1,587)
Other operating expense	(1,674)	(1,673)

	(2,990)	(3,094)

Income before equity in earnings of unconsolidated affiliates	5,563	2,289

Equity in earnings of unconsolidated affiliates	664	422

Net income	$6,227	$2,711

Net income available (loss attributable) to common stockholders:
Net income	$6,227	$2,711
Less cash dividends paid on preferred stock	(5,064)	(5,064)

	$1,163	$(2,353)

Basic and diluted earnings (loss) per common share	$0.06	$(0.12)

Cash dividends declared per share:
Common	$0.020	$0.020
Series A Preferred	0.400	0.400
Series B Preferred	0.315	0.315
See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarter Ended March 31
	2007	2006

Operating activities:
Net income	$6,227	$2,711
Noncash items:
Amortization of investment premiums	5,671	5,967
Depreciation and other amortization	63	24
Stock-based compensation	214	125
Undistributed earnings of unconsolidated affiliates	—	(228)
Net change in receivables, other assets, accounts payable and accrued expenses	(5,172)	(3,212)

Net cash provided by operating activities	7,003	5,387

Investing activities:
Purchases of mortgage securities and similar investments	(524,395)	(842,261)
Principal collections on mortgage securities and similar investments	423,150	402,797
Investment in unconsolidated affiliates — commercial real estate loan limited partnership	26	(9,218)

Net cash used in investing activities of continuing operations	(101,219)	(448,682)
Net cash used in investing activities of discontinued operation	—	(2,884)

Net cash used in investing activities	(101,219)	(451,566)

Financing activities:
Net increase in repurchase arrangements and similar borrowings	99,587	441,377
Capital stock transactions	19	10
Dividends paid	(5,449)	(5,445)

Net cash provided by financing activities	94,157	435,942

Net change in cash and cash equivalents	(59)	(10,237)
Cash and cash equivalents at beginning of period	5,661	33,937

Cash and cash equivalents at end of period	$5,602	$23,700

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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
NOTE 2 — BASIS OF PRESENTATION
Interim Financial Reporting
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Accounting for Acquisitions of Mortgage Securities Seller-Financed using Repurchase Arrangements
From time to time Capstead will finance acquisitions of mortgage investments with the seller using repurchase arrangements. Consistent with prevailing industry practice, the Company records such assets and the related financings gross on its balance sheet, and the corresponding interest income and interest expense gross on its income statement. In addition, the asset is typically a security held available-for-sale, and any change in fair value of the asset is recorded as a component of Other comprehensive income.
Under a recent technical interpretation of the pertinent accounting rules, in a transaction where assets are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective. In such cases, the seller may be required to continue to consolidate the assets sold based on their “continuing involvement” with such assets. The result is that the buyer may be precluded from presenting any such assets gross on its balance sheet and may instead be required to treat its net investment in such assets as a derivative financial instrument (“Derivative”) until such time as the assets are no longer financed with the seller. The resulting Derivative would be marked to market through earnings.

The accounting rules related to this issue are currently under review by the Financial Accounting Standards Board. The Company had less than $50 million in seller-financed acquisitions as of March 31, 2007. Management does not believe changing the accounting treatment for any past transactions, if required, would have a material effect on its reported earnings, taxable income or financial position. Also, it would not affect Capstead’s status as a REIT or cause it to fail to qualify for its Investment Company Act exemption which requires that the Company must, among other things, maintain at least 55% of its assets directly in qualifying real estate interests.
Accounting for Uncertainty in Income Taxes
The Company adopted the provisions for Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. In implementing FIN 48, the Company did not recognize any liability for unrecognized tax benefits and does not expect to recognize a change in unrecognized tax benefits within the next twelve months. If applicable, the Company will recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such accruals were necessary as of March 31, 2007. The Company and certain of its subsidiaries file federal and various state income tax returns. The Company is generally no longer subject to income tax examinations by tax authorities for years before 2003.
NOTE 3 — EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share is computed by dividing net income, after deducting preferred share dividends, by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed by dividing net income, after deducting dividends on convertible preferred shares when such shares are antidilutive, by the weighted average number of common shares and common share equivalents outstanding, giving effect to equity awards and convertible preferred shares, when such awards and shares are dilutive. For calculation purposes the Series A and B preferred shares are considered dilutive whenever basic income per common share exceeds each Series’ dividend divided by the conversion rate applicable for that period. Components of the computation of basic and diluted earnings (loss) per common share were as follows (in thousands, except per share amounts):

	Quarter Ended March 31
	2007	2006

Numerators for basic earnings (loss) per common share:
Net income	$6,227	$2,711
Less Series A and B preferred share dividends	(5,064)	(5,064)

Income available (loss attributable) to common stockholders	$1,163	$(2,353)

Weighted average common shares outstanding	18,933	18,872

Basic earnings (loss) per common share	$0.06	$(0.12)

Numerators for diluted earnings (loss) per common share:
Net income	$6,227	$2,711
Less dividends on antidilutive convertible preferred shares	(5,064)	(5,064)

Income available (loss attributable)to common stockholders	$1,163	$(2,353)

Denominator for diluted earnings (loss) per common share:
Weighted average common shares outstanding	18,933	18,872
Net effect of dilutive equity awards	121	—

	19,054	18,872

Diluted earnings (loss) per common share	$0.06	$(0.12)

Potentially dilutive securities excluded from the calculation of diluted earnings (loss) per common share were as follows (in thousands):

	Quarter Ended March 31
	2007	2006

Equity awards:
Shares issuable under option awards	205	696
Nonvested stock awards	—	171
Convertible preferred shares:
Series A shares	202	202
Series B shares	15,819	15,819
NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS
Agency Securities carry an implied AAA rating and therefore limited, if any, credit risk. Private residential mortgage pass-through securities formed prior to 1995 when Capstead operated a mortgage conduit are referred to as “Non-Agency Securities.” The related credit risk is borne by the Company or by AAA-rated private mortgage insurers. Commercial loans are subordinate loans that carry credit risk associated with specific commercial real estate collateral. Collateral for structured financings consists of Non-agency Securities pledged to secure these securitizations. The related credit risk is borne by bondholders of the securitization to which the collateral is pledged. The maturity of mortgage securities is directly affected by the rate of principal prepayments on the underlying mortgage loans.
Mortgage securities and similar investments and related weighted average rates classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Principal	Investment		Carrying	Net	Average
	Balance	Premiums	Basis	Amount (a)	WAC (b)	Yield (b)

March 31, 2007
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$15,725	$48	$15,773	$15,795	6.63%	6.36%
ARMs	4,506,631	63,443	4,570,074	4,590,682	6.25	5.49
Ginnie Mae ARMs	685,792	2,820	688,612	694,416	5.44	5.34

	5,208,148	66,311	5,274,459	5,300,893	6.14	5.48

Non-agency Securities:
Fixed-rate	16,565	34	16,599	16,628	7.19	6.92
ARMs	29,073	280	29,353	29,635	7.15	6.76

	45,638	314	45,952	46,263	7.17	6.82

Commercial loans	2,754	—	2,754	2,754	18.00	18.00
Collateral for structured financings	5,672	90	5,762	5,762	8.06	7.96

	$5,262,212	$66,715	$5,328,927	$5,355,672	6.16	5.50

	Principal	Investment		Carrying	Net	Average
	Balance	Premiums	Basis	Amount (a)	WAC (b)	Yield (b)

December 31, 2006
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$16,819	$52	$16,871	$16,895	6.63%	6.29%
ARMs	4,343,740	61,381	4,405,121	4,418,446	6.14	5.36
Ginnie Mae ARMs	752,301	2,757	755,058	758,660	5.23	5.20

	5,112,860	64,190	5,177,050	5,194,001	6.01	5.34

Non-agency Securities:
Fixed-rate	17,734	41	17,775	17,804	7.19	6.83
ARMs	31,562	303	31,865	32,164	6.99	6.81

	49,296	344	49,640	49,968	7.06	6.81
Commercial loans	2,635	—	2,635	2,635	18.00	18.00
Collateral for structured financings	5,705	90	5,795	5,795	8.06	7.58

	$5,170,496	$64,624	$5,235,120	$5,252,399	6.03	5.36

(a)	Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 8).

(b)	Net WAC, or weighted average coupon, is presented net of servicing and other fees as of the indicated balance sheet date. Average Yield is presented for the quarter then ended, calculated including the amortization of investment premiums, mortgage insurance costs on Non-agency Securities and excluding unrealized gains and losses.
Fixed-rate investments generally are mortgage securities backed by mortgage loans that have fixed rates of interest over the contractual term of the loans. Adjustable-rate investments generally are ARM securities backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, ARM securities either (i) adjust annually based on a specified margin over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London Interbank Offered Rate (“LIBOR”), (ii) adjust semiannually based on a specified margin over six-month LIBOR, or (iii) adjust monthly based on a specified margin over an index such as LIBOR, CMT or the Eleventh District Federal Reserve Bank Cost of Funds Index, usually subject to periodic and lifetime limits on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the loans. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. The average months-to-roll for the $3.74 billion in current-reset ARM securities held by the Company as of March 31, 2007 was five months compared to 46 months for the Company’s $1.58 billion in longer-to-reset ARM securities.
NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
In July 2005 Capstead and Crescent Real Estate Equities Company (NYSE: CEI) formed Redtail Capital Partners, L.P. (“Redtail Capital”), a limited partnership owned and capitalized 75% by Capstead and 25% by CEI, for the purpose of investing in a leveraged portfolio of subordinate commercial real estate loans that meet certain criteria over a two-year investment period ending in July 2007. A master agreement between the parties contemplates a follow-on partnership with similar terms to make additional investments over the following two-year period ending in July 2009. CEI is responsible for identifying investment opportunities and managing the loan portfolio and is paid a management fee and may earn incentives based on portfolio performance. Capstead must approve any investments made by Redtail Capital.
Redtail Capital finances up to 75% of the value of its investments using a committed master repurchase agreement with a major investment banking firm through August 9, 2007, after which four equal repurchase payments are due quarterly through August 9, 2008, unless the term of the agreement is extended. Amounts available to be borrowed under this facility and related borrowing rates are dependent upon the characteristics of the pledged collateral and can change based on changes in the fair value of the pledged collateral. As of March 31, 2007, Redtail Capital had borrowed $41.3 million under this facility to fund investments totaling $63.2 million consisting of junior liens on two luxury full-service hospitality properties. Capstead’s investment in Redtail Capital totaled $17.0 million as of March 31, 2007 and the Company’s equity in earnings of the venture totaled $599,000 during the three months ended March 31, 2007.
To facilitate the issuance of unsecured borrowings, in September and December 2005 and in September 2006 Capstead formed and capitalized three Delaware statutory trusts through the issuance to the Company of the trusts’ common securities totaling $3.1 million (see NOTE 7). The Company’s equity in the earnings of the trusts (consisting solely of the common trust securities’ pro rata share in interest accruing on Capstead’s junior subordinated notes issued to the trusts) totaled $65,000 during the three months ended March 31, 2007.
NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS
Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements with well-established investment banking firms, the terms and conditions of which are negotiated on a transaction-by-transaction basis. These repurchase arrangements generally have maturities of less than 31 days, although from time to time the Company may extend maturities on a portion of its borrowings. Interest rates on these borrowings are generally based on the corresponding LIBOR rate for the maturity of each borrowing. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Until 1995 the Company operated a mortgage conduit, pooling mortgage loans into Non-agency Securities and issuing structured financings backed by both Agency and Non-agency Securities. The maturity of outstanding structured financings is directly affected by the rate of principal prepayments on the related collateral and are subject to redemption provided certain requirements specified in the related indentures have been met (referred to as “Clean-up Calls”). Repurchase arrangements and similar borrowings, classified by type of collateral and maturities, and related weighted average interest rates were as follows (dollars in thousands):

	March 31, 2007		December 31, 2006
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate(a)	Outstanding	Rate(a)

Borrowings with maturities of 30 days or less:
Agency Securities	$2,522,820	5.29%	$2,048,151	5.30%
Non-agency Securities	42,623	5.82	45,764	5.85

	2,565,443	5.30	2,093,915	5.32

Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	1,024,843	5.29	1,741,751	5.16
Agency Securities (91 to 360 days)	25,025	4.76	—	—
Agency Securities (greater than 360 days)	1,354,648	4.99	1,034,673	4.98

	2,404,516	5.11	2,776,424	5.09
Structured financings	5,762	7.96	5,795	7.58

	$4,975,721	5.21	$4,876,134	5.19

(a)	Average rate is presented as of the indicated balance sheet date.
The weighted average effective interest rate on Repurchase arrangements and similar borrowings was 5.19% during the quarter ended March 31, 2007.

NOTE 7 — UNSECURED BORROWINGS
Unsecured borrowings consist of 30-year junior subordinated notes issued in September 2005, December 2005 and September 2006 by Capstead to Capstead Mortgage Trust I, Trust II and Trust III, respectively. These unconsolidated affiliates of the Company were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors.
Note balances and related weighted average interest rates (calculated including issue cost amortization) listed by trust were as follows (dollars in thousands):

	March 31, 2007		December 31, 2006
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate (a)	Outstanding	Rate (a)

Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.46	41,238	8.46
Capstead Mortgage Trust III	25,774	8.78	25,774	8.78

	$103,095	8.49	$103,095	8.49

(a) Average rate is presented as of the indicated balance sheet date.
The junior subordinated notes pay interest to the trusts quarterly calculated at fixed rates of 8.19% to 8.685% for ten years from issuance and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead Mortgage Trust I notes and trust securities mature in October 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after October 30, 2010. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. The Capstead Mortgage Trust III notes and trust securities mature in September 2036 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016. Included in Receivables and other assets are $2.9 million in issue costs associated with these transactions. The weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.49% for the quarter ended March 31, 2007.
NOTE 8 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS
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

Disclosures for mortgage securities in an unrealized loss position were as follows (in thousands):

	March 31, 2007		December 31, 2006
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities in an unrealized loss position:
One year or greater	$805,041	$4,071	$837,123	$6,392
Less than one year	179,673	654	487,144	1,839

	$984,714	$4,725	$1,324,267	$8,231

Fair value disclosures for mortgage securities classified as available-for-sale were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of March 31, 2007
Agency Securities:
Fixed-rate	$291	$22	$—	$313
ARMs	5,258,686	31,122	4,710	5,285,098

	5,258,977	31,144	4,710	5,285,411
Non-agency Securities	23,296	316	5	23,607

	$5,282,273	$31,460	$4,715	$5,309,018

As of December 31, 2006
Agency Securities:
Fixed-rate	$329	$24	$—	$353
ARMs	5,160,179	25,136	8,209	5,177,106

	5,160,508	25,160	8,209	5,177,459
Non-agency Securities	25,292	334	6	25,620

	$5,185,800	$25,494	$8,215	$5,203,079

Mortgage securities classified as held-to-maturity were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of March 31, 2007
Collateral released from structured financings:
Agency Securities	$15,482	$297	$—	$15,779
Non-agency Securities	22,656	352	10	22,998
Collateral for structured financings	5,762	—	—	5,762

	$43,900	$649	$10	$44,539

As of December 31, 2006
Collateral released from structured financings:
Agency Securities	$16,542	$306	$1	$16,847
Non-agency Securities	24,348	328	15	24,661
Collateral for structured financings	5,795	—	—	5,795

	$46,685	$634	$16	$47,303

NOTE 9 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is net income plus other comprehensive income (loss), which, for the periods presented, consists primarily of the noncash change in valuation of mortgage securities classified as available-for-sale. As of March 31, 2007, the accumulated other comprehensive income component of stockholders’ equity consisted of $26.7 million in net unrealized gains on mortgage securities held available for sale and $145,000 in amounts related to terminated cash flow hedges. Disclosures related to comprehensive income (loss) were as follows (in thousands):

	Quarter Ended March 31
	2007	2006

Net income	$6,227	$2,711

Other comprehensive income (loss):
Amounts related to cash flow hedges:
Reclassification adjustment for amounts included in net income	(12)	(16)
Amounts related to securities held available-for-sale:
Change in valuation of mortgage securities held available-for-sale	9,466	(7,518)

Other comprehensive income (loss)	9,454	(7,534)

Comprehensive income (loss)	$15,681	$(4,823)

NOTE 10 — LONG-TERM INCENTIVE AND OTHER PLANS
The Company sponsors long-term incentive plans to provide for the issuance of stock awards, option awards and other incentive-based equity awards to directors and employees (collectively, the “Plans”). As of March 31, 2007, the Plans had 324,803 common shares remaining available for future issuance. In May and June 2005 stock awards for a total of 172,600 common shares were issued to directors and employees (average grant date fair value: $7.86 per share) that vest proportionally over four years, subject to certain restrictions, including continuous service. In December 2006 stock awards for a total of 197,500 common shares were issued to employees (average grant date fair value: $8.19 per share) that vest over four years, subject to similar restrictions. Also during 2006, stock awards for 21,457 common shares were issued to a new employee and certain directors (average grant date fair value: $6.86 per share), 6,457 shares of which were vested at grant with the remaining shares vesting proportionally over three years, subject to similar restrictions. Stock award activity during the three months ended March 31, 2007 is summarized below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Stock awards outstanding as of December 31, 2006	321,550	$8.02
Forfeitures	(2,500)	8.19

Stock awards outstanding as of March 31, 2007	319,050	8.02

Option awards currently outstanding have contractual terms and vesting requirements at the grant date of up to ten years and generally have been issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. The Company estimates option exercises, expected holding periods and forfeitures based on past experience and current expectations for option performance and employee/director attrition. The risk-free rate is based on market rates for the expected life of the option. Expected dividends are based on historical experience and expectations for future performance. In measuring volatility factors in recent years, the Company considered volatilities experienced by certain other companies in the mortgage REIT industry in addition to historical volatilities of Capstead shares given past circumstances affecting the trading of Capstead shares not expected to reoccur.

During 2005 option awards granted to directors and employees totaled 430,000 shares with an average price of $7.85 and an average fair value of $0.61 per share, which was determined using average expected terms of four years, volatility factors of 27%, dividend yields of 10% and risk-free rates of 3.76%. During 2006 option awards granted to directors and employees totaled 258,000 shares with an average price of $7.43 and an average fair value of $0.78 per share, which was determined using average expected terms of four years, volatility factors of 31%, dividend yields of 10% and risk-free rates of 4.91%. Option award activity during the three months ended March 31, 2007 is summarized below:

	Number of	Weighted Average
	Shares	Exercise Price

Option awards outstanding as of December 31, 2006	855,552	$13.02
Expirations	(53,520)	33.77
Exercises	(2,500)	7.82

Option awards outstanding as of March 31, 2007	799,532	$11.65

The weighted average remaining contractual term, average exercise price and aggregate intrinsic value for the 389,907 exercisable option awards outstanding as March 31, 2007 was five years, $15.88 and $542,000, respectively. The total intrinsic value of option awards exercised during 2007 and 2006 was $2,000 and $5,000, respectively. There were no exercises of option awards in 2005. Unrecognized compensation costs for all unvested equity awards totaled $2.4 million as of March 31, 2007, to be expensed over a weighted average period of two years.
The Company also sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and discretionary contributions of up to another 3% of compensation regardless of participation in the plans. All Company contributions are subject to certain vesting requirements. Contribution expenses were $29,000 for the three months ended March 31, 2007.
NOTE 11 — NET INTEREST INCOME ANALYSIS
The following tables summarize interest income, interest expense and weighted average interest rates for Mortgage securities and similar investments and related changes in interest income and interest expense due to changes in interest rates versus changes in volume (dollars in thousands):

	Quarter Ended March 31
	2007		2006
		Average		Average
	Amount	Rate	Amount	Rate

Interest income	$72,142	5.50%	$52,926	4.52%
Interest expense	(63,589)	5.19	(47,543)	4.38

	$8,553	0.31	$5,383	0.14

	Quarter Ended March 31, 2007
	Rate *	Volume *	Total *

Total interest income	$12,360	$6,856	$19,216
Total interest expense	9,457	6,589	16,046

	$2,903	$267	$3,170

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
Overview
Capstead Mortgage Corporation (together with its subsidiaries, “Capstead” or the “Company”) operates as a real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Capstead earns income from investing in real estate-related assets on a leveraged basis. These investments currently consist primarily of a core portfolio of residential adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae (collectively, “Agency Securities”). Agency Securities carry an implied AAA rating with limited credit risk.
Capstead also seeks to opportunistically invest a portion of its long-term investment capital in commercial real estate-related assets, including subordinate commercial real estate loans that have been prudently underwritten and have attractive risk-adjusted returns. Management believes such investments can provide earnings support during periods of rising short-term interest rates. As of March 31, 2007, the Company had committed less than 5% of its long-term investment capital to these investments and made no new commercial investments during the current quarter. This reflects management’s cautious approach to investing in this sector and attractive opportunities that have been available to grow the Company’s residential mortgage securities portfolio. Over the next several years the Company anticipates allocating up to 20% of its long-term investment capital to this sector, as attractive opportunities become available. To this end, over the past year the Company made significant progress in developing and expanding capabilities and opportunities to internally source, close and monitor this type of investment.
Capstead’s long-term investment capital totaled $451 million as of March 31, 2007, consisting of $351 million in common and perpetual preferred stockholders’ equity and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). Common stockholders’ equity increased approximately $11 million from year-end, or $0.56 per common share, attributable primarily to a higher valuation of the Company’s $5.35 billion residential mortgage securities portfolio as a result of increased portfolio yields and lower prevailing interest rates.
Financing spreads earned on the Company’s mortgage securities and similar investments (the difference between yields earned on these investments and interest rates charged on related borrowings) began recovering late in 2006 after having declined steadily, despite increasing portfolio yields, due to higher borrowing rates because of actions taken by the Federal Open Market Committee (“Federal Reserve”) to increase the federal funds rate a total of 425 basis points to 5.25% between June 2004 and June 2006. While interest rates on approximately 75% of the Company’s borrowings rise (and fall) almost immediately in response to changes in short-term interest rates, yields on ARM securities change slowly by comparison because coupon interest rates on the underlying mortgage loans may reset only once a year or begin resetting after an initial fixed-rate period and the amount of each reset can be limited or capped. Yields on the Company’s holdings of ARM securities are expected to continue increasing in the coming quarters, at least through the end of 2007. As a result, financing spreads and financial results are expected to continue to improve, provided the Federal Reserve has finished raising rates for this interest rate cycle. Should the Federal Reserve lower the federal funds rate during 2007, improvements in financing spreads and financial results should be more pronounced.
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
Residential Mortgage Investments
As of March 31, 2007, Capstead’s residential mortgage securities portfolio consisted primarily of ARM Agency Securities. ARM securities held by the Company are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. The average months-to-roll for the Company’s $3.74 billion in current-reset ARM securities was less than six months as of March 31, 2007 while the average months-to-roll for the Company’s $1.58 billion in longer-to-reset ARM securities was 46 months. Agency Securities carry an implied AAA-rating with limited credit risk. Non-agency securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by the Company or by AAA-rated private mortgage insurers (“Non-agency Securities”). Mortgage securities held by Capstead are generally financed under repurchase arrangements with investment banking firms pursuant to which specific securities are pledged as collateral.
During the first quarter of 2007, Capstead increased its residential mortgage securities portfolio nearly $100 million to approximately $5.35 billion with acquisitions of ARM securities totaling $515 million, more than offsetting $423 million of portfolio runoff. The increase in the portfolio during the first quarter reflects the deployment of a modest increase in long-term investment capital primarily attributable to higher portfolio valuation. Mortgage prepayments decreased slightly during the first quarter to an annualized runoff rate of 28% from 29% during the fourth quarter of 2006. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, high levels of mortgage prepayments can put downward pressure on ARM security yields because the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as portfolio yield adjustments. Prepayments are generally lower during the winter months reflecting seasonal housing patterns in the United States. As the underlying coupon interest rates on the Company’s current-reset ARM securities reset higher, more of these loans become susceptible to prepayment if prevailing mortgage interest rates provide an incentive for homeowners with ARM loans to refinance and lock in attractive longer-term interest rates. Conversely, higher mortgage interest rates can ease prepayment pressures by removing much of this incentive to refinance. Additionally, ARM loans with initial fixed-rate periods tend to prepay relatively quickly as the initial fixed-rate period approaches. Since the Company began significantly increasing the portfolio in late 2005, the overall focus has been on acquiring securities with relatively low investment premiums and limited prepay protection, when available at attractive pricing, which has helped lessen the Company’s exposure to higher levels of prepayments.
Commercial Real Estate-related Assets
Capstead seeks to eventually invest up to 20% of its long-term investment capital in credit-sensitive commercial real estate-related assets, which will typically consist of subordinate mortgage loans or mezzanine debt supported by interests in commercial real estate that have been prudently underwritten and have attractive risk-adjusted returns. This strategy is designed to augment the Company’s core portfolio of residential ARM securities by providing an additional earnings stream that can help support overall earnings during periods of rising short-term interest rates. As of March 31, 2007, the Company had committed less than 5% of its long-term investment capital to these assets and made no new commercial investments during the current quarter. This reflects management’s cautious approach to this sector and attractive opportunities that have been available to grow the Company’s core portfolio of residential ARM securities. Over the past year the Company made significant progress in developing and expanding its capabilities and opportunities to make these investments and the Company is now in a position to internally source, close and monitor these more complicated and labor-intensive investments.
Commercial mortgage investments as of March 31, 2007 consisted of $17 million invested in Redtail Capital Partners, L.P. (“Redtail Capital”), the Company’s 75%-owned limited partnership with Crescent Real Estate Equities Company (NYSE: CEI), and several loans totaling less than $3 million to a local developer. The investment in Redtail Capital is reflected as an unconsolidated affiliate and the commercial loans are included with mortgage securities and similar investments on the Company’s balance sheet.
Redtail Capital was formed to invest in a leveraged portfolio of subordinated commercial real estate loans that meet certain criteria over a two-year investment period ending in July 2007. CEI identifies investment opportunities and manages the loan portfolio earning management fees and incentives based on portfolio performance. Capstead must approve any investments made by Redtail Capital. Under an agreement with CEI, a follow-on partnership with similar terms may be formed to make additional investments over the following two-year period ending in July 2009. Redtail Capital finances up to 75% of the value of its investments using a committed master repurchase agreement with a major investment banking firm. Amounts available to be borrowed under this facility and related borrowing rates are dependent upon the characteristics of the pledged collateral and can change based on changes in the fair value of the pledged collateral with quarterly repayments of amounts drawn beginning in November 2007, unless the term of the agreement is extended. As of March 31, 2007, Redtail Capital had borrowed $41 million under this facility to fund investments totaling $63 million consisting of junior liens on two luxury full-service hospitality properties in Southern California and the Caribbean. Redtail Capital has been notified by one of its borrowers of their intent to payoff their $25 million loan in May 2007, which will result in a $13 million reduction of borrowings under the master repurchase agreement.

Mortgage Securities and Similar Investments Yield and Cost Analysis
The following yield and cost analysis illustrates results achieved during the first quarter of 2007 for components of the Company’s mortgage securities and similar investments and projected second quarter 2007 annualized portfolio yields, borrowing rates and financing spreads given the assumptions more fully described in the accompanying notes (dollars in thousands):

						Projected	Lifetime
	1st Quarter Average			As of March 31, 2007		2nd Quarter	Runoff
	Basis (a)	Yield/Cost	Runoff	Premiums	Basis(a)	Yield/Cost (b)	Assumptions

Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$16,389	6.36%	23%	$48	$15,773	6.42%	38%
ARMs	4,454,025	5.49	28	63,443	4,570,074	5.61	31
Ginnie Mae ARMs	722,811	5.34	32	2,820	688,612	5.36	29

	5,193,225	5.48	28	66,311	5,274,459	5.58	31

Non-agency Securities:
Fixed-rate	17,217	6.92	23	34	16,599	6.96	37
ARMs	30,579	6.76	28	280	29,353	6.90	38

	47,796	6.82	26	314	45,952	6.92	38
Commercial loans	2,715	18.00	—	—	2,754	18.00	—
Collateral for structured financings	5,735	7.96	2	90	5,762	7.96	30

	5,249,471	5.50	28	$66,715	5,328,927	5.59	31

Related borrowings:
30-day LIBOR	3,578,121	5.30			3,590,286	5.29
>30-day LIBOR	1,317,115	4.88			1,379,673	4.98
Structured financings	5,735	7.96			5,762	7.96

	4,900,971	5.19			4,975,721	5.21

Capital employed/ financing spread	$348,500	0.31			$353,206	0.38

Return on assets(c)		0.65				0.67

(a)	Basis represents the Company’s investment before unrealized gains and losses. Asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b)	Projected annualized yields and borrowing rates reflect anticipated ARM coupon resets and runoff rates, assuming no change in the federal funds rate during the forecast period and a gradual rise in the One-Year Treasury Rate through the remainder of 2007, as adjusted for expected second quarter portfolio acquisitions as of May 3, 2007, the date first quarter earnings were released. Actual yields realized in future periods largely depend upon (i) changes in portfolio composition, (ii) actual ARM coupon resets, which can fluctuate from projections based on changes to the underlying indexes, (iii) actual runoff and (iv) any changes in lifetime runoff assumptions. Interest rates on borrowings that reset every 30 days based on 30-day LIBOR largely depend on changes or anticipated changes in the federal funds rate. As of May 3, 2007, projected average portfolio yields, borrowing rates, financing spreads and runoff rates over the next four quarters for Capstead’s existing portfolio, (adjusted for expected portfolio acquisitions through June 30, 2007 only), were as follows:

	Ending	Ending	Portfolio Averages
	Federal	One-Year		Borrowing	Financing	Runoff
	Funds Rates	Treasury Rate	Yields	Rates	Spreads	Rates

Second Quarter 2007	5.25%	5.07	5.59%	5.21%	0.38%	30%
Third Quarter 2007	5.25	5.17	5.71	5.20	0.51	31
Fourth Quarter 2007	5.25	5.30	5.91	5.19	0.72	29
First Quarter 2008	5.25	5.30	6.00	5.20	0.80	30
(c)	The Company generally uses its liquidity to pay down borrowings. Return on assets is calculated on an annualized basis assuming the use of this liquidity to reduce borrowing costs.

Yields on Capstead’s mortgage securities and similar investments improved during the three months ended March 31, 2007, primarily reflecting the benefits of higher coupon interest rates on current-reset ARM securities, which constituted approximately 70% of the portfolio as of March 31, 2007. These securities are expected to continue resetting higher in the coming quarters as the underlying mortgage loans reset to more current rates. Yields on current-reset ARM securities fluctuate with changes in mortgage prepayments and adjust to more current interest rates as coupon interest rates on the underlying mortgage loans reset periodically (typically once or twice a year to a margin over the corresponding six-month or one-year interest rate index or monthly based on a specified margin over an index such as one-year U.S. Treasury rates), subject to periodic and lifetime limits or caps. For example, based on expectations as of May 3, 2007 for relatively stable short-term interest rates, overall portfolio yields are expected to average 5.59% during the second quarter of 2007 (a nine basis point increase over average yields for the first quarter of 2007), and the average yield on the existing portfolio (unadjusted for expected acquisitions beyond June 30, 2007) could approximate 6.00% by the first quarter of 2008 (see footnote (b) on the prior page for assumptions used in this estimate). Actual yields will depend on portfolio composition as well as fluctuations in interest rates and mortgage prepayment rates.
Current-reset ARM securities totaled $3.74 billion as of March 31, 2007, and are generally supported by borrowings that are re-established monthly at current interest rates based on one-month LIBOR. One-month LIBOR, which can fluctuate on a daily basis due to market conditions such as actual and anticipated changes in the federal funds rate, has been relatively stable since the Federal Reserve stopped raising the federal funds rate last June. Interest rates on the Company’s one-month LIBOR-based borrowings averaged 5.30% for the first quarter of 2007 and should remain at these levels during most of 2007, reflecting expectations that one-month LIBOR will remain near current levels during most, if not all, of 2007.
Investments in longer-to-reset ARM securities totaled $1.58 billion as of March 31, 2007, constituting approximately 29% of Capstead’s mortgage securities and similar investments. Longer-to-reset ARM securities are primarily supported by longer-term borrowings that effectively lock-in financing spreads during a significant portion of these investments’ fixed-rate terms. As of March 31, 2007, such borrowings totaled $1.38 billion at a favorable rate of 4.99% with an average maturity of 23 months.
Overall financing spreads improved 14 basis points quarter over quarter to average 31 basis points during the first quarter of 2007 and it is anticipated that the current recovery in financing spreads will continue in the coming quarters as asset yields reset higher and borrowing rates remain relatively stable. As a result, financing spreads and financial results are expected to improve in future quarters. Should the Federal Reserve act to lower the federal funds rate sometime during 2007, one-month LIBOR-based borrowing rates should decline leading to correspondingly wider financing spreads on the Company’s current-reset ARM securities than currently anticipated.
Book Value per Common Share
As of March 31, 2007, Capstead’s book value per common share was $8.69, an increase of $0.56 from December 31, 2006, attributable primarily to higher valuations of the Company’s residential mortgage securities as a result of increased yields on current-reset ARM securities and lower prevailing interest rates. Increases in fair value of the Company’s residential mortgage securities (most of which are carried at fair value with changes in value reflected in stockholders’ equity) improved book value by $0.49 per share during the quarter while earnings for the quarter in excess of preferred and common dividend payments contributed to most of the remaining increase in book value.
The fair value of the Company’s residential mortgage securities can be expected to fluctuate with changes in portfolio size and composition as well as changes in interest rates and market liquidity, and such changes will largely be reflected in book value per common share. Because most of the Company’s investments adjust to more current rates at least annually, declines in fair value caused by increases in interest rates can be largely recovered in a relatively short period of time. Book value will also be affected by other factors, including capital stock transactions and the level of dividend distributions relative to quarterly operating results; however, temporary changes in fair value of investments not held in the form of securities, such as commercial real estate loans, generally will not affect book value. Additionally, the fair value of the Company’s liabilities, such as its longer-term borrowings supporting investments in longer-to-reset ARM securities, are not reflected in book value. As of March 31, 2007, unrealized losses on these longer-term borrowings totaled $642,000, or $0.03 per share, representing an $0.19 per common share decline in value from year-end. The fair value of these liabilities tends to move in the opposite direction as the fair value of the related longer-to-reset ARM securities.
Utilization of Investment Capital and Potential Liquidity
Capstead can generally finance up to 97% of the fair value of its holdings of residential mortgage securities with well-established investment banking firms using repurchase arrangements with the balance supported by the Company’s long-term investment capital. Long-term investment capital includes preferred and common equity capital as well as unsecured borrowings, net of Capstead’s investment in related statutory trusts accounted for as unconsolidated affiliates. Assuming potential liquidity is available, borrowings can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, the actual level of cash and cash equivalents carried on Capstead’s balance sheet is significantly less important than the potential liquidity inherent in the Company’s investment portfolios. Potential liquidity is affected by, among other things, changes in market value of assets pledged; principal prepayments; contribution requirements to, or distributions from, Redtail Capital; and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of financial leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolios (see “Liquidity and Capital Resources”). Capstead’s utilization of long-term investment capital and potential liquidity were as follows as of March 31, 2007 in comparison with December 31, 2006 (in thousands):

		Related	Capital	Potential
	Investments(a)	Borrowings	Employed(a)	Liquidity (a)

Residential mortgage securities	$5,352,918	$4,975,721	$377,197	$221,640

Commercial real estate-related assets:
Commercial loans	2,754	—	2,754	—
Investment in Redtail Capital	16,930	—	16,930	190

	$5,372,602	$4,975,721	396,881	221,830

Other assets, net of other liabilities			54,106	5,602
First quarter common dividend			(385)	(385)	(b)

			$450,602	$227,047

Balances as of December 31, 2006	$5,269,355	$4,876,134	$439,962	$226,330

(a)	Investments are stated at carrying amounts on the Company’s balance sheet. Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of the indicated dates adjusted for other sources (uses) of liquidity such as unrestricted cash and cash equivalents, cash flow (requirements) distributions from Redtail Capital and dividends payable.

(b)	The first quarter 2007 common dividend was declared March 15, 2007 and paid April 20, 2007 to stockholders of record as of March 30, 2007.
In order to prudently and efficiently manage its liquidity and capital resources, Capstead maintains sufficient liquidity reserves in the form of potential liquidity to fund margin calls (requirements to pledge additional collateral or pay down borrowings) required by monthly principal payments (that are not remitted to the Company for 20 to 45 days after any given month-end) and potential declines in the market value of pledged assets under stressed market conditions.

RESULTS OF OPERATIONS
Comparative income statement data (interest income, net of related interest expense, in thousands, except for per share data) and key portfolio statistics (dollars in millions) were as follows:

	Quarter Ended March 31
	2007	2006

Income statement data:
Mortgage securities and similar investments:
Agency Securities	$8,267	$5,203
Non-agency Securities	166	180
Commercial loans	120	—

	8,553	5,383

Other revenue (expense):
Other revenue	871	166
Interest on unsecured borrowings	(2,187)	(1,587)
Other operating expense	(1,674)	(1,673)

	(2,990)	(3,094)
Equity in earnings of unconsolidated affiliates	664	422

Net income	$6,227	$2,711

Diluted earnings (loss) per common share	$0.06	$(0.12)

Key portfolio statistics:
Average yields:
Agency Securities	5.48%	4.50%
Non-agency Securities	6.82	5.74
Commercial loans	18.00	—
Collateral for structured financings	7.96	7.34
Total average yields	5.50	4.52

Average related borrowing rates:
30-day LIBOR	5.30	4.51
Greater than 30-day LIBOR	4.88	3.92
Structured financings	7.96	7.34
Total related borrowing rates	5.19	4.38

Average financing spreads	0.31	0.14

Average portfolio balances:
Agency Securities	$5,193	$4,605
Non-agency Securities	48	67
Commercial loans	3	—
Collateral for structured financings	6	9

	5,250	4,681
Related average borrowings	4,901	4,340

Average capital deployed	$349	$341

Average portfolio runoff rates:
Agency Securities	28%	30%
Total	28	30

Net margins on Capstead’s mortgage securities and similar investments for the first quarter of 2007 improved over levels achieved during the same period of the prior year reflecting somewhat higher financing spreads and larger average holdings of ARM securities. A 17 basis point increase in financing spreads contributed most of the improvement in net margins, as average portfolio yields were 98 basis points higher during the current quarter while related average borrowing rates increased 81 basis points. As a result of a prolonged Federal Reserve rate tightening effort that increased the federal funds rate 425 basis points over a two year period to 5.25% by June 2006, financing spreads declined steadily during this period, falling to a negative 16 basis points by the third quarter of 2006 before beginning to recover. Yields on the Company’s holdings of ARM securities are expected to continue increasing in the coming quarters, at least through the end of 2007 contributing to further improvement in financing spreads and net margins assuming short-term interest rates remain stable. This illustrates how the Company is impacted immediately when short-term interest rates rise (and fall) while current-reset ARM security yields change slowly in comparison because coupon interest rates on the underlying mortgage loans may only reset once a year and the amount of each reset can be limited or capped.
Even as rising short-term interest rates put continued pressure on earnings during 2005 and most of 2006, management remained focused on Capstead’s core investment strategy of managing a large portfolio of ARM Agency Securities with limited, if any, credit risk that can generate attractive returns over the longer term. Management also focused its efforts on developing its capability to prudently augment this portfolio with credit-sensitive commercial real estate-related investments that can provide attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates and provide earnings support during periods of rising short-term interest rates. See “Financial Condition – “Overview,” “Residential Mortgage Investments” and “Credit-sensitive Commercial Real Estate-related Assets” for further discussion of the current operating environment.
Average outstanding balances of Agency Securities during the first quarter of 2007 increased $588 million over same period of the prior year as the Company fully deployed long-term investment capital raised in late 2005 and in September 2006. In addition, increases in portfolio valuation during the current quarter provided additional liquidity that was utilized to further increase the portfolio approximately $100 million since December 31, 2006. Non-agency Securities contributed less to operating results during the first quarter of 2007 because of lower average balances outstanding as this legacy portfolio, consisting primarily of released collateral from structured financings originally issued in the early 1990’s, continues to runoff. During the third quarter of 2006 the Company funded several relatively small subordinated loans to a local developer. Although the Company continues to evaluate opportunities to prudently invest in credit-sensitive commercial real estate-related assets, no additional investments of this type were made during the first quarter of 2007.
Interest on unsecured borrowings reflects interest charges associated with an additional $25 million in 10-year fixed, 20-year floating rate junior subordinated notes issued in September 2006 to a statutory trust formed by the Company. Since September 2005 the Company has issued $103 million in subordinated notes to statutory trusts. Concurrently, these trusts issued $3 million of trust common securities to the Company and $100 million in trust preferred securities to unrelated third parties. Capstead’s investments in the trust common securities are accounted for as unconsolidated affiliates in accordance with the applicable provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” and the subordinated notes are reflected as unsecured borrowings. The Company considers the $100 million in trust preferred securities issued to unrelated third parties a component of its long-term investment capital.
The increase in other revenue reflects the release of approximately $1 million in funds held in trust related to certain of the Company’s Non-agency Securities previously designated as collateral for structured financings, net of related taxes. Any future releases of funds of this nature are expected to be minimal.

Equity in earnings of unconsolidated affiliates includes equity in earnings of Redtail Capital totaling $599,000 during the three months ended March 31, 2007. This venture funded its first investment in August 2005 and its third investment in February 2006. The Company’s equity in earnings of its statutory trusts totaled $65,000 for the first quarter of 2007 (consisting solely of the trust common securities’ pro rata share in interest on the Company’s junior subordinated notes discussed above).
LIQUIDITY AND CAPITAL RESOURCES
Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on investments in residential and commercial mortgage assets. Other sources of funds include proceeds from debt and equity offerings; distributions, when available, from the Company’s investment in Redtail Capital; and proceeds from asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than the Company’s potential liquidity available under its borrowing arrangements. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates additional funds potentially available to the Company as of March 31, 2007. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.
Borrowings under repurchase arrangements secured by residential mortgage securities totaled $4.98 billion at March 31, 2007. Borrowings supporting current-reset ARM securities routinely have maturities of 30 days or less, while the Company typically finances investments in longer-to-reset ARM securities with longer-term arrangements (see discussion above under “Residential Mortgage Investments”). Capstead has uncommitted repurchase facilities with investment banking firms to finance its investments in residential mortgage securities, subject to certain conditions. Interest rates on these borrowings are generally based on one-month LIBOR (or a corresponding benchmark rate for longer-term arrangements) and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries.
Redtail Capital finances up to 75% of each investment it makes using a $225 million committed master repurchase agreement from a major investment banking firm. As of quarter-end, $41 million has been borrowed under this facility and with the expected May 2007 repayment of one of Redtail Capital’s investments, amounts borrowed will decline to $28 million during the second quarter absent additional investments. Beginning November 1, 2007, four equal repurchase payments are due quarterly through August 9, 2008, unless the term of the agreement is extended. Amounts available to be borrowed under this facility and related borrowing rates are dependent upon the characteristics of the investments pledged as collateral, such as the subordinate position of each investment relative to the fair value of the underlying real estate and the type of underlying real estate (e.g., hospitality, industrial, multi-family, office, residential or retail). In addition, amounts available to be borrowed can change based on changes in the fair value of the pledged collateral which can be affected by, among other factors, changes in credit quality and liquidity conditions within the investment banking and real estate industries. Capstead anticipates this agreement will be extended or replaced with another facility before quarterly repayments begin. Capstead’s remaining commitment to provide over $57 million in additional equity capital to Redtail Capital is subject to the availability of suitable investments approved by both partners within a two-year investment period ending in July 2007. Redtail Capital distributes available cash flow from earnings and repayments on investments on a monthly basis.

During the latter part of 2005 the Company increased its long-term investment capital through the issuance of long-term unsecured borrowings for net proceeds of $73 million and in September 2006 over $24 million of additional net proceeds were raised through another issuance of unsecured borrowings. This capital was fully deployed primarily into additional investments in residential mortgage securities. If the need arises and such borrowings are available at attractive rates, the Company may further augment its long-term investment capital with similar borrowings.
After having raised over $64 million of new common equity during 2004 through limited open market sales, no such sales occurred during 2005 or 2006, but may resume during 2007 if market conditions allow. The Company may also raise additional common equity capital through the use of more traditional follow-on offerings if market conditions, including the availability of attractive investment opportunities, allow.
RISK FACTORS
General Discussion of Effects of Interest Rate Changes
Changes in interest rates affect Capstead’s earnings in various ways. Earnings currently depend, in large part, on the difference between the interest received on residential mortgage securities and the interest paid on related borrowings, most of which are based on one-month LIBOR. In a rising short-term interest rate environment the resulting financing spread can be reduced or even turn negative, which adversely affects earnings. Because approximately 70% of the Company’s residential mortgage securities currently consist of current-reset ARM securities, the effects of rising short-term interest rates on borrowing costs can eventually be mitigated by increases in the rates of interest earned on the underlying ARM loans, which generally reset periodically to a margin over a current short-term interest rate index (typically a six-month or one-year index) subject to periodic and lifetime limits, referred to as caps. Additionally, the Company routinely extends maturities on a portion of its borrowings, effectively locking in financing spreads over a significant portion of the fixed-rate terms of the Company’s longer-to-reset ARM securities. As of March 31, 2007, the Company’s ARM securities featured the following average current and fully-indexed weighted average coupon rates, net of servicing and other fees (“WAC”), net margins, periodic and lifetime caps, and months-to-roll (dollars in thousands):

			Fully	Average	Average	Average	Months
		Net	Indexed	Net	Periodic	Lifetime	To
ARM Type	Basis *	WAC	WAC	Margins	Caps	Caps	Roll

Current-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	$2,997,626	6.25%	6.74%	1.84%	4.10%	10.67%	4.9
Ginnie Mae	688,612	5.44	6.41	1.54	1.00	9.87	5.6
Non-agency Securities	29,353	7.15	7.44	2.11	1.71	11.30	5.4

	3,715,591	6.11	6.68	1.78	3.51	10.53	5.0

Longer-to-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	1,572,448	6.23	7.04	1.75	3.96	12.04	46.4

	$5,288,039	6.14	6.79	1.77	3.64	10.98	17.3

*	Basis represents the Company’s investment before unrealized gains and losses.
Since only a portion of the ARM loans underlying these securities reset each month, subject to periodic and lifetime caps, interest rates on related borrowings can rise to levels that may exceed yields on these securities, contributing to lower or even negative financing spreads and adversely affecting earnings. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively affect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected. To provide some protection to financing spreads against rising interest rates, the Company routinely enters into longer-term repurchase arrangements on a portion of its borrowings and it may acquire Derivatives such as interest rate swap or cap agreements. At March 31, 2007, the Company did not own any Derivatives for this purpose.
When short- and long-term interest rates are at nearly the same levels (i.e., a “flat yield curve” environment), or when long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying residential mortgage securities generally increases. Prolonged periods of high mortgage prepayments can significantly reduce the expected life of these investments; therefore, the actual yields realized can be lower due to faster amortization of investment premiums. Further, to the extent the proceeds from prepayments are not reinvested or cannot be reinvested at a rate of return at least equal to the rate previously earned on that capital, earnings may be adversely affected. There can be no assurance that suitable investments at attractive pricing will be available on a timely basis to replace runoff as it occurs.
Investments in junior liens on commercial real estate either held directly or in Redtail Capital are either high-coupon loans that are financed entirely with Capstead’s investment capital or are adjustable-rate loans financed with borrowings with similar adjustment features such that related financing spreads are relatively stable. Because these investments generally are financed with 25% to 100% investment capital, compared to less than 10% for residential mortgage securities, margins on these investments will tend to improve when interest rates are increasing and decline when rates are falling.
Management may determine it is prudent to sell assets from time to time, which can increase earnings volatility because of the recognition of transactional gains or losses. Such sales may become attractive as asset values fluctuate with changes in interest rates. At other times, asset sales may reflect a shift in the Company’s investment focus. During periods of rising interest rates or contracting market liquidity, asset values can decline, leading to increased margin calls and reducing the Company’s liquidity. A margin call means that a lender requires a borrower to pledge additional collateral to reestablish the agreed-upon ratio of the value of the collateral to the amount of the borrowing. Although Capstead believes it maintains sufficient liquidity reserves to fund margin calls required by principal payments and potential declines in market value of pledged assets, if the Company is unable or unwilling to pledge additional collateral, lenders can liquidate the collateral under adverse market conditions, likely resulting in losses.
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

Capstead had the following estimated earnings sensitivity profile as of March 31, 2007 and December 31, 2006, respectively (dollars in thousands):

	30-day	10-year U.S.
	LIBOR	Treasury
	Rate	Rate	Immediate Change In:*

One-month to one-year			Down	Down		Up	Up
interest rates			1.00%	1.00%	Flat	1.00%	1.00%
10-year U.S. Treasury			Down		Down		Up
rate			1.00%	Flat	1.00%	Flat	1.00%

Projected 12-month earnings change:
March 31, 2007	5.32%	4.64%	$8,000	$10,900	$(6,600)	$(19,200)	$(15,900)
December 31, 2006	5.32	4.70	11,900	14,300	(5,500)	(24,700)	(21,700)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.
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
Risks Associated With Credit-Sensitive Investments
Commercial real estate-related assets may be viewed as exposing an investor to greater risk of loss than residential mortgage securities, particularly Agency Securities, which are guaranteed by government-sponsored entities or by an agency of the federal government. Commercial mortgage securities are typically secured by a relatively small pool of loans, and individual commercial mortgage loans typically have a single obligor. Commercial property values and related cash flows generated by operations or development activity are often subject to volatility and may be insufficient to cover debt service on the related financing, including principal repayments, at any given time.
The repayment of a loan secured by an income-producing property is typically dependent upon the successful operation of the related real estate project and the ability of the applicable property to produce net operating income rather than upon the liquidation value of the underlying real estate. Even when the current net operating income is sufficient to cover debt service requirements, there can be no assurance that this will continue to be the case in the future. The repayment of loans secured by development properties is typically dependent upon the successful development of the property for its intended use and (a) the subsequent lease-up such that the development becomes a successful income-producing property or (b) the subsequent sale of some or all of the property for adequate consideration. Even if development activities are completed as planned, there can be no assurance that subsequent lease-up or sales activity will be sufficient to cover debt service requirements.

Additionally, commercial properties may not be readily convertible to alternative uses if such properties were to become unprofitable due to competition, age of improvements, decreased demand, regulatory changes or other factors such as natural or man-made disasters. The conversion of commercial properties to alternate uses often requires substantial capital expenditures, the funding for which may or may not be available.
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
Junior liens and other forms of subordinated financing on commercial properties carry greater credit risk than senior lien financing. This is because in the event net cash flows from operating or developing a commercial property are insufficient to cover all debt service requirements, the junior liens would generally absorb the shortfall. Declines in current or anticipated net cash flows, among other factors, can lead to declines in value of the underlying real estate large enough such that the aggregate outstanding balances of senior and junior liens could exceed the value of the real estate. In the event of default, the junior lienholder may need to make payments on the senior loans in order to preserve its rights to the underlying real estate and prevent foreclosure. Because the senior lienholders generally have priority on proceeds from liquidating the underlying real estate, junior lienholders may not recover all or any of their investment. To compensate for this heightened credit risk, these loans generally earn substantially higher yields.
Capstead may leverage its investments in commercial real estate-related assets through the use of secured borrowing arrangements, the availability of which is predicated on the fair value of the underlying collateral. Similar to investments in residential mortgage securities financed with repurchase agreements, declines in the value of this collateral could lead to increased margin calls, or loss of financing altogether, reducing the Company’s liquidity and potentially leading to losses from the sale of the collateral under adverse market conditions.
The availability of capital through secured borrowing arrangements at attractive rates to finance investments in credit-sensitive commercial real estate-related assets may be diminished during periods of mortgage finance market illiquidity, which could adversely affect financing spreads and therefore earnings. The availability of these borrowings at attractive rates ultimately depends upon the quality of the assets pledged according to the lender’s assessment of their credit worthiness, which could be different from the Company’s assessment. Additionally, if overall market conditions deteriorate resulting in substantial declines in value of these assets, sufficient capital may not be available to support the continued ownership of such investments, requiring these assets to be sold at a loss.
Tax Status
As used herein, “Capstead REIT” refers to Capstead and the entities that are consolidated with Capstead for federal income tax purposes. Capstead REIT has elected to be taxed as a REIT for federal income tax purposes and intends to continue to do so. As a result of this election, Capstead REIT will not be taxed at the corporate level on taxable income distributed to stockholders, provided certain requirements concerning the nature and composition of its income and assets are met and that at least 90% of its REIT taxable income is distributed.

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
Capstead may find it advantageous from time to time to elect taxable REIT subsidiary status for certain of its subsidiaries. Taxable income of Capstead’s taxable REIT subsidiaries, if any, is subject to federal and state income taxes, where applicable. Capstead REIT’s taxable income will include the income of its taxable REIT subsidiaries only upon distribution of such income to Capstead REIT, and only if these distributions are made out of current or accumulated earnings and profits of a taxable REIT subsidiary. Should this occur, a portion of Capstead’s distributions to its stockholders could qualify for the 15% dividend tax rate provided by the Jobs and Growth Tax Relief Act of 2002.
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
Under the current interpretation of the staff of the Securities and Exchange Commission (“SEC”), in order to be exempted from regulation as an investment company, a company like Capstead that invests in real estate-related assets must, among other things, maintain at least 55% of its assets directly in qualifying real estate interests. In satisfying this 55% requirement, Capstead may treat mortgage-backed securities issued with respect to an underlying pool to which it holds all issued certificates as qualifying real estate interests. If the SEC or its staff adopts a contrary interpretation of such treatment, Capstead could be required to sell a substantial amount of these securities or other non-qualified assets under potentially adverse market conditions.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon Capstead’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that can affect the reported amounts of assets, liabilities (including contingencies), revenues and expenses, as well as related disclosures. These estimates are based on available internal and market information and appropriate valuation methodologies believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the expected useful lives and carrying values of assets and liabilities which can materially affect the determination of net income (loss) and book value per common share. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:
•	Amortization of Investment Premiums on Financial Assets – Investment premiums on financial assets are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. For most of Capstead’s financial assets, estimates and judgments related to future levels of mortgage prepayments are critical to this determination. Mortgage prepayment expectations can vary considerably from period to period based on current and projected changes in interest rates and other factors such as portfolio composition. Management estimates mortgage prepayments based on past experiences with specific investments within the portfolio, and current market expectations for changes in the interest rate environment. Should actual runoff rates differ materially from these estimates, investment premiums would be expensed at a different pace.

•	Fair Value and Impairment Accounting for Financial Assets – Most of Capstead’s investments are financial assets held in the form of mortgage securities that are classified as held available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity. Considerable judgment is required interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity (see “NOTE 8” to the accompanying unaudited consolidated financial statements for discussion of how Capstead values its financial assets). Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of an individual asset below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge.
FORWARD LOOKING STATEMENTS
This document contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. Capstead’s actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of the Company’s investments and unforeseen factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments from both an investment return and regulatory perspective, the availability of new investment capital, fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors. In addition to the above considerations, actual results and liquidity related to investments in loans secured by commercial real estate are affected by borrower performance under operating or development plans, lessee performance under lease agreements, changes in general as well as local economic conditions and real estate markets, increases in competition and inflationary pressures, changes in the tax and regulatory environment including zoning and environmental laws, uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs, among other factors.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS
The information required by this Item is incorporated by reference to the information included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2007.
PART II. — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of stockholders was held on May 3, 2007.
(b)	The board members included in (c) below were elected to Capstead’s Board of Directors (constituting the entire Board of Directors).
(c) The following items were voted on at the annual meeting:

				Withheld/	Broker
		For	Against	Abstentions	Non-votes
•	Election of board members:
	Jack Biegler	17,454,926	—	414,024	—
	Andrew F. Jacobs	17,440,628	—	428,322	—
	Gary Keiser	17,452,687	—	416,263	—
	Paul M. Low	17,359,225	—	509,725	—
	Christopher W. Mahowald	17,333,184	—	535,766	—
	Michael G. O’Neil	17,397,683	—	471,267	—
	Mark S. Whiting	17,381,970	—	486,980	—

•	Approval of an amendment to the 2004 Flexible Long-Term Incentive Plan	6,208,611	3,906,381	159,192	—

•	Ratify Appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2007	17,495,618	225,536	147,796	—

•	Other matters (no other matters)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits: The following Exhibits are presented herewith:

Exhibit 10 – Amended and Restated 2004 Flexible Long-Term Incentive Plan, dated as of May 3, 2007.

Exhibit 12 – Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31.1 – Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated February 8, 2007 furnishing the press release announcing fourth quarter 2006 results.

Current Report on Form 8-K dated March 21, 2007 to file a presentation to the investment community.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant
Date: May 8, 2007	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: May 8, 2007	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial Officer