Form 10-Q
period 2007-06-30
CAPSTEAD MORTGAGE CORP
filed 2007-08-07
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	19,392,461 as of August 6, 2007

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

ITEM 1. FINANCIAL STATEMENTS
PART I. — FINANCIAL INFORMATION
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)	(NOTE 2)
Assets:
Mortgage securities and similar investments ($5.3 billion pledged under repurchase arrangements)	$5,490,449	$5,252,399
Investments in unconsolidated affiliates	10,523	20,073
Receivables and other assets	78,556	69,869
Cash and cash equivalents	6,560	5,661

	$5,586,088	$5,348,002

Liabilities:
Repurchase arrangements and similar borrowings	$5,115,170	$4,876,134
Unsecured borrowings	103,095	103,095
Common stock dividend payable	775	385
Accounts payable and accrued expenses	22,400	28,426

	5,241,440	5,008,040

Stockholders’ equity:
Preferred stock — $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 202 shares issued and outstanding at June 30, 2007 and December 31, 2006 ($3,317 aggregate liquidation preference)	2,828	2,828
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at June 30, 2007 and December 31, 2006 ($180,025 aggregate liquidation preference)	176,705	176,705
Common stock — $0.01 par value; 100,000 shares authorized:
19,392 and 19,253 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	194	192
Paid-in capital	498,208	497,418
Accumulated deficit	(352,809)	(354,617)
Accumulated other comprehensive income	19,522	17,436

	344,648	339,962

	$5,586,088	$5,348,002

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Mortgage securities and similar investments:
Interest income	$75,795	$57,349	$147,937	$110,275
Interest expense	(67,107)	(54,685)	(130,696)	(102,228)

	8,688	2,664	17,241	8,047

Other revenue (expense):
Other revenue	237	200	1,108	366
Interest expense on unsecured borrowings	(2,187)	(1,621)	(4,374)	(3,208)
Other operating expense	(1,539)	(1,576)	(3,213)	(3,249)

	(3,489)	(2,997)	(6,479)	(6,091)

Income (loss) before equity in earnings of unconsolidated affiliates	5,199	(333)	10,762	1,956

Equity in earnings of unconsolidated affiliates	575	608	1,239	1,030

Net income	$5,774	$275	$12,001	$2,986

Net income available (loss attributable) to common stockholders:
Net income	$5,774	$275	$12,001	$2,986
Less cash dividends paid on preferred stock	(5,064)	(5,064)	(10,128)	(10,128)

	$710	$(4,789)	$1,873	$(7,142)

Basic and diluted earnings (loss) per common share	$0.04	$(0.25)	$0.10	$(0.38)

Cash dividends declared per share:
Common	$0.040	$0.020	$0.060	$0.040
Series A Preferred	0.400	0.400	0.800	0.800
Series B Preferred	0.315	0.315	0.630	0.630
See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30
	2007	2006

Operating activities:
Net income	$12,001	$2,986
Noncash items:
Amortization of investment premiums	11,808	11,737
Depreciation and other amortization	117	50
Stock-based compensation	437	244
Undistributed earnings of unconsolidated affiliates	—	(181)
Net change in receivables, other assets, accounts payable and accrued expenses	(10,378)	(13,418)

Net cash provided by operating activities	13,985	1,418

Investing activities:
Purchases of mortgage securities and similar investments	(1,153,451)	(1,306,819)
Principal collections on mortgage securities and similar investments	901,280	855,293
Distributions from (investments in) unconsolidated affiliates - commercial real estate loan limited partnership	9,550	(9,218)

Net cash used in investing activities of continuing operations	(242,621)	(460,744)
Net cash used in investing activities of discontinued operation	—	(2,884)

Net cash used in investing activities	(242,621)	(463,628)

Financing activities:
Net increase (decrease) in repurchase arrangements and similar borrowings:
Borrowings based on 30-day rates	4,175	509,331
Borrowings based on greater than 30-day rates	234,862	(70,161)
Capital stock transactions	1,396	(8)
Dividends paid	(10,898)	(10,889)

Net cash provided by financing activities	229,535	428,273

Net change in cash and cash equivalents	899	(33,937)
Cash and cash equivalents at beginning of period	5,661	33,937

Cash and cash equivalents at end of period	$6,560	$—

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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
NOTE 2 — BASIS OF PRESENTATION
Interim Financial Reporting
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Accounting for Uncertainty in Income Taxes
The Company adopted the provisions for Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. The Company did not recognize any liability for unrecognized tax benefits in implementing FIN 48 and does not expect to recognize a change in unrecognized tax benefits within the next twelve months. If applicable, the Company will recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such accruals were necessary as of June 30, 2007. The Company and certain of its subsidiaries file federal and various state income tax returns. The Company is generally no longer subject to income tax examinations by tax authorities for years before 2003.
Accounting for Acquisitions of Mortgage Securities Seller-Financed using Repurchase Arrangements
Capstead occasionally finances acquisitions of mortgage investments with the seller using repurchase arrangements. Consistent with prevailing industry practice, the Company records such assets and the related borrowings gross on its balance sheet, and the corresponding interest income and interest expense gross on its income statement. In addition, the asset is typically a security held available-for-sale, and any change in fair value of the asset is recorded as a component of Other comprehensive income. The Company had less than $25 million in seller-financed acquisitions as of June 30, 2007.
Under a recent technical interpretation of the pertinent accounting rules, seller-financed acquisitions may not qualify as a sale from the seller’s perspective and the seller may be required to continue to consolidate the assets sold. As a result, buyers may be precluded from presenting seller-financed acquisitions gross on their balance sheets and required to treat net investments in such assets as derivative financial instruments (“Derivatives”) until such time as the assets are no longer financed with the sellers. The resulting Derivatives would be marked to market through earnings. Prior to year-end, the FASB is expected to finalize guidance that would require consideration as to whether the Derivative accounting described above should be followed in situations where the acquisition and subsequent financing by a seller is sufficiently linked. Management does not believe changing the accounting treatment for any past transactions, if required, would have a material effect on Capstead’s reported earnings, taxable income or financial condition. Also, it would not affect the Company’s status as a REIT or cause it to fail to qualify for its Investment Company Act exemption which requires that the Company must, among other things, maintain at least 55% of its assets directly in qualifying real estate interests.
Fair Value Accounting Rule Changes
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company is required to adopt SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings. The Company is required to adopt SFAS No. 159 on January 1, 2008 and is currently evaluating which, if any, of its financial assets or liabilities to report at fair value with related adjustments reported in earnings. Therefore, the impact, if any, that SFAS No. 159 will have on its consolidated financial statements has not been determined.
In June 2007, the American Institute of Certified Public Accountants issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses whether the accounting principles set forth in this audit and accounting guide are applicable to an entity by clarifying the definition of an investment company for accounting purposes and eliminating a previous exclusion from the definition for REITs. The SOP has no bearing on whether an entity is considered an investment company under the Investment Company Act of 1940. Investment company accounting principles, among other things, require entities to report investments at fair value with the resulting changes in fair value reported in earnings. SOP 07-1 is effective January 1, 2008, concurrent with the effective date of SFAS 159. The Company is currently evaluating whether or not it meets the definition of an investment company for accounting purposes as set forth in the SOP. Given that most of the Company’s investments are currently reported at fair value with changes in fair value included as a component of Stockholders’ equity, the provisions of SOP 07-1, if applicable, are not expected to have a material impact on the financial condition of the Company and have no impact on future taxable income; however, future operating results may be more volatile because of the inclusion of fair value changes in reported earnings.

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

	Quarter Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Numerators for basic earnings (loss) per common share:
Net income	$5,774	$275	$12,001	$2,986
Less Series A and B preferred share dividends	(5,064)	(5,064)	(10,128)	(10,128)

Income available (loss attributable) to common stockholders	$710	$(4,789)	$1,873	$(7,142)

Weighted average common shares outstanding	19,013	18,894	18,973	18,883

Basic earnings (loss) per common share	$0.04	$(0.25)	$0.10	$(0.38)

Numerators for diluted earnings (loss) per common share:
Net income	$5,774	$275	$12,001	$2,986
Less dividends on antidilutive convertible preferred shares	(5,064)	(5,064)	(10,128)	(10,128)

Income available (loss attributable) to common stockholders	$710	$(4,789)	$1,873	$(7,142)

Denominator for diluted earnings (loss) per common share:
Weighted average common shares outstanding	19,013	18,894	18,973	18,883
Net effect of dilutive equity awards	244	—	182	—

	19,257	18,894	19,155	18,883

Diluted earnings (loss) per common share	$0.04	$(0.25)	$0.10	$(0.38)

Potentially dilutive securities excluded from the calculation of diluted earnings (loss) per common share were as follows (in thousands):

	Quarter Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Equity awards:
Shares issuable under option awards	406	836	406	836
Nonvested stock awards	—	112	—	112
Convertible preferred shares:
Series A shares	202	202	202	202
Series B shares	15,819	15,819	15,819	15,819

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

	Principal	Investment		Carrying	Net	Average
	Balance	Premiums	Basis	Amount (a)	WAC (b)	Yield (b)
June 30, 2007
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$14,654	$43	$14,697	$14,719	6.63%	6.36%
ARMs	4,715,121	65,873	4,780,994	4,795,189	6.30	5.56
Ginnie Mae ARMs	623,079	2,698	625,777	630,656	5.66	5.45

	5,352,854	68,614	5,421,468	5,440,564	6.23	5.55

Non-agency Securities:
Fixed-rate	14,873	28	14,901	14,932	7.22	6.91
ARMs	25,842	242	26,084	26,345	7.22	6.58

	40,715	270	40,985	41,277	7.22	6.70
Commercial loans	2,881	—	2,881	2,881	18.00	18.00
Collateral for structured financings	5,638	89	5,727	5,727	8.06	7.96

	$5,402,088	$68,973	$5,471,061	$5,490,449	6.25	5.57

December 31, 2006
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$16,819	$52	$16,871	$16,895	6.63%	6.29%
ARMs	4,343,740	61,381	4,405,121	4,418,446	6.14	5.36
Ginnie Mae ARMs	752,301	2,757	755,058	758,660	5.23	5.20

	5,112,860	64,190	5,177,050	5,194,001	6.01	5.34

Non-agency Securities:
Fixed-rate	17,734	41	17,775	17,804	7.19	6.83
ARMs	31,562	303	31,865	32,164	6.99	6.81

	49,296	344	49,640	49,968	7.06	6.81
Commercial loans	2,635	—	2,635	2,635	18.00	18.00
Collateral for structured financings	5,705	90	5,795	5,795	8.06	7.58

	$5,170,496	$64,624	$5,235,120	$5,252,399	6.03	5.36

(a)	Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 8).

(b)	Net WAC, or weighted average coupon, is presented net of servicing and other fees as of the indicated balance sheet date. Average Yield is presented for the quarter then ended, calculated including the amortization of investment premiums, mortgage insurance costs on Non-agency Securities and excluding unrealized gains and losses. Yields averaged 5.53% for the six months ended June 30, 2007.

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
NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
In July 2005 Capstead and Crescent Real Estate Equities Company (NYSE: CEI) formed a limited partnership owned and capitalized 75% by Capstead and 25% by CEI, to invest in a leveraged portfolio of subordinate commercial real estate loans meeting certain criteria over a two-year investment period that ended in July 2007. CEI sourced investment opportunities (subject to Capstead’s approval) and manages the venture’s loan portfolio earning management fees and incentives based on portfolio performance. Investments made by the partnership are financed using a committed master repurchase agreement with a major investment banking firm. Amounts available to be borrowed under this facility and related borrowing rates are dependent upon the characteristics of the pledged collateral and can change based on changes in the fair value of the pledged collateral. Amounts borrowed are repayable in four equal installments due quarterly beginning November 1, 2007. As of June 30, 2007, the partnership had borrowed $28.8 million under this facility to fund investments totaling $38.3 million consisting of junior liens on a luxury hospitality property. Capstead’s investment in the partnership totaled $7.4 million as of June 30, 2007 and the Company’s equity in its earnings totaled $510,000 and $1.1 million during the three and six months ended June 30, 2007, respectively.
On August 3, 2007 CEI announced the completion of the proposed acquisition of CEI by affiliates of Morgan Stanley (NYSE: MS) which was approved by a majority vote of CEI’s stockholders on August 1, 2007. Capstead is currently evaluating several options relative to the partnership with an expected resolution by year-end.
To facilitate the issuance of unsecured borrowings, in September and December 2005 and in September 2006 Capstead formed and capitalized a series of three Delaware statutory trusts through the issuance to the Company of the trusts’ common securities totaling $3.1 million (see NOTE 7). The Company’s equity in the earnings of the trusts (consisting solely of the common trust securities’ pro rata share in interest accruing on Capstead’s junior subordinated notes issued to the trusts) totaled $65,000 and $130,000 during the three and six months ended June 30, 2007, respectively.
NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS
Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements with well-established investment banking firms, the terms and conditions of which are negotiated on a transaction-by-transaction basis. These repurchase arrangements generally have maturities of less than 31 days, although the Company routinely extends maturities on a portion of its borrowings. Interest rates on these borrowings are generally based on the corresponding LIBOR rate for the maturity of each borrowing. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Until 1995 the Company operated a mortgage conduit, pooling mortgage loans into Non-agency Securities and issuing structured financings backed by both Agency and Non-agency Securities. The maturity of outstanding structured financings is directly affected by the rate of principal prepayments on the related collateral and are subject to redemption provided certain requirements specified in the related indentures have been met (referred to as “Clean-up Calls”). Repurchase arrangements and similar borrowings, classified by type of collateral and maturities, and related weighted average interest rates were as follows (dollars in thousands):

	June 30, 2007		December 31, 2006
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate (a)	Outstanding	Rate (a)

Borrowings with maturities of 30 days or less:
Agency Securities	$2,769,761	5.28%	$2,048,151	5.30%
Non-agency Securities	36,858	5.82	45,764	5.85

	2,806,619	5.29	2,093,915	5.32

Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	823,151	5.29	1,741,751	5.16
Agency Securities (91 to 360 days)	25,025	4.76	—	—
Agency Securities (greater than 360 days)	1,454,648	4.98	1,034,673	4.98

	2,302,824	5.09	2,776,424	5.09
Structured financings	5,727	7.96	5,795	7.58

	$5,115,170	5.20	$4,876,134	5.19

(a)	Average rate is presented as of the indicated balance sheet date.
The weighted average effective interest rate on Repurchase arrangements and similar borrowings was 5.21% and 5.20% during the quarter and six months ended June 30, 2007, respectively.
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

	June 30, 2007		December 31, 2006
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate (a)	Outstanding	Rate (a)

Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.46	41,238	8.46
Capstead Mortgage Trust III	25,774	8.78	25,774	8.78

	$103,095	8.49	$103,095	8.49

(a)	Average rate is presented as of the indicated balance sheet date.
The junior subordinated notes pay interest to the trusts quarterly calculated at fixed rates of 8.19% to 8.685% for ten years from issuance and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead

Mortgage Trust I notes and trust securities mature in October 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after October 30, 2010. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. The Capstead Mortgage Trust III notes and trust securities mature in September 2036 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016. Included in Receivables and other assets are $2.9 million in issue costs associated with these transactions. The weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.49% for both the quarter and six months ended June 30, 2007.
NOTE 8 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS
Fair values of Capstead’s financial assets and related liabilities are influenced by changes in, and market expectations for changes in, interest rates and levels of mortgage prepayments as well as other factors beyond the control of management. Currently, only investments in mortgage securities classified as available-for-sale are reported at fair value on the Company’s balance sheet with unrealized gains and losses recorded as a component of Accumulated other comprehensive income in stockholders’ equity. Fair value disclosures for available-for-sale securities were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of June 30, 2007
Agency Securities	$5,407,057	$25,080	$5,984	$5,426,153
Non-agency Securities	21,084	298	6	21,376

	$5,428,141	$25,378	$5,990	$5,447,529

As of December 31, 2006
Agency Securities	$5,160,508	$25,160	$8,209	$5,177,459
Non-agency Securities	25,292	334	6	25,620

	$5,185,800	$25,494	$8,215	$5,203,079

Fair value disclosures for mortgage securities classified as held-to-maturity were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of June 30, 2007
Collateral released from structured financings:
Agency Securities	$14,411	$202	$3	$14,610
Non-agency Securities	19,901	296	32	20,165
Collateral for structured financings	5,727	—	—	5,727

	$40,039	$498	$35	$40,502

As of December 31, 2006
Collateral released from structured financings:
Agency Securities	$16,542	$306	$1	$16,847
Non-agency Securities	24,348	328	15	24,661
Collateral for structured financings	5,795	—	—	5,795

	$46,685	$634	$16	$47,303

Because most of the Company’s investments adjust to more current rates at least annually, or will begin adjusting annually after an initial fixed-rate period, declines in fair value caused by increases in interest rates can be largely recovered in a relatively short period of time. Additionally, these declines tend to be offset by improvements in fair value of longer-dated repurchase arrangements. Given that managing a large portfolio of primarily ARM mortgage securities remains the core focus of Capstead’s investment strategy, management expects these securities will be held to maturity. Consequently, temporary declines in value because of increases in interest rates would not constitute other-than-temporary impairments in value necessitating writedowns, absent a major shift in the Company’s investment focus. Disclosures for mortgage securities in an unrealized loss position were as follows (in thousands):

	June 30, 2007		December 31, 2006
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities in an unrealized loss position:
One year or greater	$948,684	$4,997	$837,123	$6,392
Less than one year	794,876	1,028	487,144	1,839

	$1,743,560	$6,025	$1,324,267	$8,231

NOTE 9 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is net income plus other comprehensive income (loss), which, for the periods presented, consists primarily of the noncash change in valuation of mortgage securities classified as available-for-sale. As of June 30, 2007, the Accumulated other comprehensive income component of Stockholders’ equity consisted of $19.4 million in net unrealized gains on mortgage securities held available for sale and $134,000 in amounts related to terminated cash flow hedges. Disclosures related to comprehensive income (loss) were as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Net income	$5,774	$275	$12,001	$2,986

Other comprehensive income (loss):
Amounts related to cash flow hedges:
Reclassification adjustment for amounts included in net income	(11)	(14)	(23)	(30)
Amounts related to securities held available-for-sale:
Change in valuation of mortgage securities held available-for-sale	(7,357)	(8,456)	2,109	(15,974)

Other comprehensive income (loss)	(7,368)	(8,470)	2,086	(16,004)

Comprehensive income (loss)	$(1,594)	$(8,195)	$14,087	$(13,018)

NOTE 10 — LONG-TERM INCENTIVE AND OTHER PLANS
The Company sponsors long-term incentive plans to provide for the issuance of stock awards, option awards and other incentive-based equity awards to directors and employees (collectively, the “Plans”). As of June 30, 2007, the Plans had 1,907,957 common shares remaining available for future issuance. In May and June 2005 stock awards for a total of 172,600 common shares were issued to directors and employees (average grant date fair value: $7.86 per share) that vest proportionally over four years, subject to certain restrictions, including continuous service. In December 2006 stock awards for a total of 197,500 common shares were issued to employees (average grant date fair value: $8.19 per share) that vest over four years, subject to similar restrictions. Also during 2006, stock awards for 21,457 common shares were issued to a new employee and certain directors (average grant date fair value: $6.86 per share), 6,457 shares of which were vested at grant with the remaining shares vesting proportionally over three years, subject to similar restrictions. Stock award activity during the six months ended June 30, 2007 is summarized below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Stock awards outstanding as of December 31, 2006	321,550	$8.02
Grants issued directors	6,000	9.81
Forfeitures	(6,250)	7.97
Vested	(35,100)	7.87

Stock awards outstanding as of June 30, 2007	286,200	8.07

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
During 2005 option awards granted to directors and employees totaled 430,000 shares with an average price of $7.85 and an average fair value of $0.61 per share, which was determined using average expected terms of four years, volatility factors of 27%, dividend yields of 10% and risk-free rates of 3.76%. During 2006 option awards granted to directors and employees totaled 258,000 shares with an average price of $7.43 and an average fair value of $0.78 per share, which was determined using average expected terms of four years, volatility factors of 31%, dividend yields of 10% and risk-free rates of 4.91%. Option award activity during the six months ended June 30, 2007 is summarized below:

	Number of	Weighted Average
	Shares	Exercise Price

Option awards outstanding as of December 31, 2006	855,552	$13.02
Grants (average fair value $0.89) (a)	220,500	10.46
Expirations	(53,520)	33.77
Exercises	(2,500)	7.82

Option awards outstanding as of June 30, 2007	1,020,032	$11.39

(a)	Option awards granted during 2007 were valued with average expected terms of four years, volatility factors of 27%, dividend yields of 10% and risk-free rates of 4.60%.
The weighted average remaining contractual term, average exercise price and aggregate intrinsic value for the 497,782 exercisable option awards outstanding as June 30, 2007 was five years, $14.12 and $692,000, respectively. The total intrinsic value of option awards exercised during 2007 and 2006 was $2,000 and $5,000, respectively. There were no exercises of option awards in 2005. Unrecognized compensation costs for all unvested equity awards totaled $2.4 million as of June 30, 2007, to be expensed over a weighted average period of two years.

The Company also sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and discretionary contributions of up to another 3% of compensation regardless of participation in the plans. All Company contributions are subject to certain vesting requirements. Contribution expenses were $28,000 and $57,000 for the three and six months ended June 30, 2007, respectively.
NOTE 11 — CAPITAL RAISING ACTIVITIES
Between May 10, 2007 and June 28, 2007 Capstead sold 137,300 of its common shares into the open market on a limited basis at an average price of $10.06 per share, after expenses, raising $1.4 million of new common equity capital. These sales were accretive to book value by $0.0136 per common share and the proceeds were invested in additional ARM Agency Securities. Such sales may resume in the third quarter.
Also during the second quarter, the Company filed a $500 million shelf registration statement with the Securities and Exchange Commission in order to facilitate raising additional common equity capital through the use of more traditional follow-on offerings if market conditions, including the availability of attractive investment opportunities, allow.
NOTE 12 — NET INTEREST INCOME ANALYSIS
The following tables summarize interest income, interest expense and weighted average interest rates for Mortgage securities and similar investments and related changes in interest income and interest expense due to changes in interest rates versus changes in volume (dollars in thousands):

	Quarter Ended June 30
	2007		2006		Related Changes in
		Average		Average	Average
	Amount	Rate	Amount	Rate	Rate*	Volume*

Interest income	$75,795	5.57%	$57,349	4.77%	$10,323	$8,123
Interest expense	(67,107)	5.21	(54,685)	4.83	4,462	7,960

	$8,688	0.36	$2,664	(0.06)	$5,861	$163

	Six Months Ended June 30
	2007		2006		Related Changes in
		Average		Average	Average
	Amount	Rate	Amount	Rate	Rate*	Volume*

Interest income	$147,937	5.53%	$110,275	4.65%	$22,459	$15,203
Interest expense	(130,696)	5.20	(102,228)	4.61	13,851	14,617

	$17,241	0.33	$8,047	0.04	$8,608	$586

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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
Capstead also seeks to opportunistically invest a portion of its long-term investment capital in commercial real estate-related assets, including subordinate commercial real estate loans that have been prudently underwritten and have attractive risk-adjusted returns. Management believes such investments can provide earnings support during periods of rising short-term interest rates. As of June 30, 2007, the Company had committed approximately 2% of its long-term investment capital to these assets down from 5% at year-end with a June 2007 payoff of a commercial loan position. The Company did not make any new commercial investments during the first half of 2007. This reflects management’s cautious approach to investing in this sector and attractive opportunities that have been available to grow the Company’s residential mortgage securities portfolio. Over the next several years the Company may allocate up to 20% of its long-term investment capital to this sector, as attractive opportunities become available. To this end, the Company has focused its efforts on developing and expanding capabilities and opportunities to internally source, close and monitor this type of investment.
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
Capstead’s long-term investment capital totaled $445 million as of June 30, 2007, consisting of $345 million in common and perpetual preferred stockholders’ equity and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). Common stockholders’ equity increased approximately $5 million from year-end, attributable primarily to a higher valuation of the Company’s $5.49 billion residential mortgage securities portfolio as a result of increased portfolio yields.
Financing spreads earned on the Company’s mortgage securities and similar investments (the difference between yields earned on these investments and interest rates charged on related borrowings) have continued to show improvement during the first half of 2007. Financing spreads began recovering late in 2006 after having declined steadily, despite increasing portfolio yields, due to higher borrowing rates because of actions taken by the Federal Open Market Committee (the “Federal Reserve”) to increase the federal funds rate a total of 425 basis points to 5.25% between June 2004 and June 2006. While interest rates on over 70% of the Company’s borrowings rise (and fall) almost immediately in response to changes in short-term interest rates, yields on ARM securities change slowly by comparison because coupon interest rates on the underlying mortgage loans may reset only once a year or begin resetting after an initial fixed-rate period and the amount of each reset can be limited or capped. Yields on the Company’s holdings of ARM securities are expected to continue increasing in the coming quarters. As a result, financing spreads and financial results are expected to continue to improve, provided the Federal Reserve has finished raising rates for this interest rate cycle. Should the Federal Reserve eventually lower the federal funds rate, improvements in financing spreads and financial results should be more pronounced then as described in the forward-looking statements included in this filing.
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
Accounting for Acquisitions of Mortgage Securities Seller-Financed using Repurchase Arrangements
Under a recent interpretation of the related accounting rules, when assets are acquired from and financed under a repurchase agreement with the same counterparty, the acquisitions may not qualify as purchases precluding buyers from presenting these assets and related borrowings gross on their balance sheets and requiring them to treat the net investment in such assets as derivative financial instruments (“Derivatives”) until such time as the assets are no longer financed with the sellers. The resulting Derivatives would be marked to market through earnings. Prior to year-end, the FASB is expected to finalize guidance that would require consideration as to whether Derivative accounting should be followed in situations where the acquisition and subsequent financing by a seller is sufficiently linked. Management does not believe changing the accounting treatment for any past transactions, if required, would have a material effect on Capstead’s reported earnings, taxable income or financial condition and would not affect its status as a REIT or cause it to fail to qualify for its Investment Company Act exemption.
Fair Value Accounting Rule Changes
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company is required to adopt SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings. The Company is required to adopt SFAS No. 159 on January 1, 2008 and is currently evaluating which, if any, of its financial assets or liabilities to report at fair value with related adjustments reported in earnings. Therefore, the impact, if any, that SFAS No. 159 will have on its consolidated financial statements has not been determined.
In June 2007, the AICPA issued a statement of position (“SOP 07-1”) addressing whether accounting principles set forth in the AICPA’s audit and accounting guide for investment companies apply to an entity by clarifying the definition of an investment company for accounting purposes and eliminating a previous exclusion from the definition for REITs. SOP 07-1 has no bearing on whether an entity is considered an investment company under the Investment Company Act. Investment company accounting principles require reporting investments at fair value with the resulting changes in fair value reported in earnings. SOP 07-1 is effective January 1, 2008, concurrent with the effective date of SFAS 159. The Company is currently evaluating whether or not it meets the definition of an investment company for accounting purposes as set forth in SOP 07-1. Given that most of the Company’s investments are currently reported at fair value with changes in fair value included as a component of Stockholders’ equity, the provisions of SOP 07-1, if applicable, are not expected to have a material impact on the financial condition of the Company and have no impact on future taxable income; however, future operating results may be more volatile because of the inclusion of fair value changes in reported earnings.
Residential Mortgage Investments
As of June 30, 2007, Capstead’s residential mortgage securities portfolio consisted primarily of ARM Agency Securities. ARM securities held by the Company are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. The average months-to-roll for the Company’s $3.50 billion in current-reset ARM securities was less than five months as of June 30, 2007 while the average months-to-roll for the Company’s $1.95 billion in longer-to-reset ARM securities was 45 months. Agency Securities carry an implied AAA-rating with limited credit risk. Non-agency securities are private mortgage pass-through securities whereby the related credit risk of the underlying loans is borne by the Company or by AAA-rated private mortgage insurers (“Non-agency Securities”). Mortgage securities held by Capstead are generally financed under repurchase arrangements with investment banking firms pursuant to which specific securities are pledged as collateral.
During the first six months of 2007, Capstead increased its residential mortgage securities portfolio nearly $238 million to approximately $5.49 billion with acquisitions of ARM securities totaling $1.13 billion, more than offsetting $901 million of portfolio runoff. The increase in the portfolio reflects the deployment of a modest increase in long-term investment capital primarily attributable to higher portfolio valuations due to increased portfolio yields and the reinvestment into additional ARM securities of over $9 million of capital available from the payoff of a commercial loan investment.
Mortgage prepayments increased slightly during the second quarter of 2007 to an annualized runoff rate of 30% from 28% during the first quarter. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, high levels of mortgage prepayments can put downward pressure on ARM security yields because the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as portfolio yield adjustments. Prepayments are generally lower during the winter months reflecting seasonal housing patterns in the United States. As the underlying coupon interest rates on the Company’s current-reset ARM securities reset higher, more of these loans become susceptible to prepayment if prevailing mortgage interest rates provide an incentive for homeowners with ARM loans to refinance and lock in attractive longer-term interest rates. Conversely, higher mortgage interest rates can ease prepayment pressures by removing much of this incentive to refinance. Additionally, ARM loans with initial fixed-rate periods tend to prepay relatively quickly as the initial fixed-rate period approaches. Since the Company began significantly increasing the residential mortgage securities portfolio in late 2005, the overall focus has been on acquiring securities with relatively low investment premiums and limited prepay protection, when available at attractive pricing, which has helped lessen the Company’s exposure to higher levels of prepayments.
Commercial Real Estate-related Assets
Over the next several years, Capstead may allocate up to 20% of its long-term investment capital to investments in credit-sensitive commercial real estate-related assets, which will typically consist of subordinate mortgage loans, or mezzanine debt supported by interests in commercial real estate, that have been prudently underwritten and have attractive risk-adjusted returns. This strategy is designed to augment the Company’s core portfolio of residential ARM securities by providing an additional earnings stream that can help support overall earnings during periods of rising short-term interest rates. As of June 30, 2007, the Company had committed approximately 2% of its long-term investment capital to these assets down from 5% at year-end with a June 2007 payoff of a commercial loan position. No new commercial investments were made during 2007. This reflects management’s cautious approach to this sector and attractive opportunities that have been available to grow the Company’s core portfolio of residential mortgage securities. Over the past year the Company focused its efforts on developing and expanding its capabilities and opportunities to make these investments and the Company is now in a position to internally source, close and monitor these more complicated and labor-intensive investments.
Commercial mortgage investments as of June 30, 2007 consisted of $7 million invested in a 75%-owned limited partnership with Crescent Real Estate Equities Company (NYSE: CEI), and several loans totaling less than $3 million to a Dallas, Texas-based developer. The Company’s investment in the commercial loan partnership is reflected as an unconsolidated affiliate and the commercial loans are included with mortgage securities and similar investments on the Company’s balance sheet.
The partnership with CEI was formed to invest in a leveraged portfolio of subordinated commercial real estate loans meeting certain criteria over a two-year investment period that ended in July 2007. CEI sourced investment opportunities (subject to Capstead’s approval) and manages the loan portfolio earning management fees and incentives based on portfolio performance. Investments made by the partnership are currently financed using a committed master repurchase agreement with a major investment banking firm. Amounts available to be borrowed under this facility and related borrowing rates are dependent upon the characteristics of the pledged collateral and can change based on changes in the fair value of the pledged collateral with quarterly repayments of amounts drawn beginning November 1, 2007. As of June 30, 2007, the partnership had borrowed $29 million under this facility to fund investments totaling $38 million consisting of junior liens on a luxury hospitality property in the Caribbean. On August 3, 2007 CEI announced the completion of the proposed acquisition of CEI by affiliates of Morgan Stanley (NYSE: MS) which was approved by a majority vote of CEI’s stockholders on August 1, 2007. Capstead is currently evaluating several options relative to the partnership with an expected resolution by year-end.
Book Value per Common Share
The combination of Capstead’s reported book value per common share and the mark-to-market of its longer-term borrowings supporting investments in longer-to-reset ARM securities increased during the second quarter and year-to-date by $0.07 and $0.45, respectively, primarily as a result of steadily increasing portfolio yields. Reported book value per common share declined $0.37 during the second quarter to $8.32 as of June 30, 2007 after having increased $0.56 during the first quarter, for a net increase of $0.19 year-to-date. The second quarter book value decline was more than offset by an increase in the fair value of the above-mentioned longer-term borrowings, which are excluded from the calculation of book value for financial reporting purposes. These borrowings improved in value by $0.44 during the second quarter to an unrealized gain of $0.41 as of June 30, 2007 after having declined in value $0.18 during the first quarter, for a net improvement of $0.26 year-to-date.
Reported book value per common share is calculated considering the liquidation preferences of the Company’s Series A and B preferred shares and includes unrealized gains and losses on the Company’s residential mortgage securities, most of which are carried at fair value with changes in fair value reflected in stockholders’ equity. The fair value of the Company’s residential mortgage securities can be expected to fluctuate with changes in portfolio size and composition as well as changes in interest rates and market liquidity, and such changes will largely be reflected in book value per common share. Because most of the Company’s investments adjust to more current rates at least annually, declines in fair value caused by increases in interest rates can be largely recovered in a relatively short period of time. Book value will also be affected by other factors, including capital stock transactions and the level of dividend distributions relative to quarterly operating results; however, temporary changes in fair value of investments not held in the form of securities, such as commercial real estate loans, generally will not affect book value. As noted above, the fair value of the Company’s liabilities, such as its longer-term borrowings supporting investments in longer-to-reset ARM securities, are not reflected in book value.

The fair value of these liabilities tends to move in the opposite direction as the fair value of the related longer-to-reset securities.
Mortgage Securities and Similar Investments Yield and Cost Analysis
The following yield and cost analysis illustrates results achieved during the second quarter of 2007 for the Company’s mortgage securities and similar investments and projected third quarter 2007 annualized portfolio yields, borrowing rates and financing spreads given the assumptions more fully described in the accompanying notes (dollars in thousands):

						Projected	Lifetime
	2nd Quarter Average			As of June 30, 2007		3rd Quarter	Runoff
	Basis (a)	Yield/Cost	Runoff	Premiums	Basis (a)	Yield/Cost (b)	Assumptions

Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$15,294	6.36%	24%	$43	$14,697	6.42%	38%
ARMs	4,722,469	5.56	29	65,873	4,780,994	5.70	31
Ginnie Mae ARMs	657,306	5.45	36	2,698	625,777	5.60	29

	5,395,069	5.55	30	68,614	5,421,468	5.69	31

Non-agency Securities:
Fixed-rate	15,754	6.91	34	28	14,901	6.99	37
ARMs	27,561	6.58	37	242	26,084	6.91	38

	43,315	6.70	36	270	40,985	6.94	38
Commercial loans	2,838	18.00	—	—	2,881	18.68	—
Collateral for structured financings	5,701	7.96	2	89	5,727	7.96	30

	5,446,923	5.57	30	$68,973	5,471,061	5.70	31

Related borrowings:
30-day LIBOR	3,652,138	5.29			3,629,770	5.29
>30-day LIBOR	1,438,464	4.98			1,479,673	4.99
Structured financings	5,701	7.96			5,727	7.96

	5,096,303	5.21			5,115,170	5.20

Capital employed/ financing spread	$350,620	0.36			$355,891	0.50

Return on assets (c)		0.64				0.72

(a)	Basis represents the Company’s investment before unrealized gains and losses. Asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b)	Projected annualized yields and borrowing rates reflect anticipated ARM coupon resets and runoff rates, assuming no change in the federal funds rate during the forecast period and a gradual rise in the One-Year Treasury Rate, as adjusted for expected third quarter portfolio acquisitions as of July 26, 2007, the date second quarter earnings were released. Actual yields realized in future periods largely depend upon (i) changes in portfolio composition, (ii) actual ARM coupon resets, which can fluctuate from projections based on changes to the underlying indexes, (iii) actual runoff and (iv) any changes in lifetime runoff assumptions. Interest rates on borrowings that reset monthly based on 30-day LIBOR largely depend on changes or anticipated changes in the federal funds rate. As of July 26, 2007, projected average portfolio yields, borrowing rates, financing spreads and runoff rates over the next four quarters for Capstead’s existing portfolio, (adjusted for expected portfolio acquisitions through September 30, 2007 only), were as follows:

	Ending	Ending	Portfolio Averages
	Federal	One-Year		Borrowing	Financing	Runoff
	Funds Rates	Treasury Rate	Yields	Rates	Spreads	Rates

Third Quarter 2007	5.25%	5.07%	5.70%	5.20%	0.50%	28%
Fourth Quarter 2007	5.25	5.17	5.85	5.20	0.65	27
First Quarter 2008	5.25	5.30	5.88	5.20	0.68	29
Second Quarter 2008	5.25	5.30	5.95	5.19	0.76	28

(c)	The Company generally uses its liquidity to pay down borrowings. Return on assets is calculated on an annualized basis assuming the use of this liquidity to reduce borrowing costs.

Yields on Capstead’s mortgage securities and similar investments improved during the three and six months ended June 30, 2007, primarily reflecting the benefits of higher coupon interest rates on current-reset ARM securities, which constituted 64% of the portfolio as of June 30, 2007. These securities are expected to continue resetting higher in the coming quarters as the underlying mortgage loans reset to more current rates. Yields on current-reset ARM securities fluctuate with changes in mortgage prepayments and adjust to more current interest rates as coupon interest rates on the underlying mortgage loans reset periodically (typically once or twice a year to a margin over the corresponding six-month or one-year interest rate index or monthly based on a specified margin over an index such as one-year U.S. Treasury rates), subject to periodic and lifetime limits or caps. For example, based on expectations as of July 26, 2007 for relatively stable short-term interest rates, overall portfolio yields are expected to average 5.70% during the third quarter of 2007 (a 13 basis point increase over average yields for the second quarter of 2007), and the average yield on the existing portfolio (unadjusted for expected acquisitions beyond September 30, 2007) could approximate 5.95% by the second quarter of 2008 (see footnote (b) on the prior page for assumptions used in this estimate). Actual yields will depend on portfolio composition as well as fluctuations in interest rates and mortgage prepayment rates.
Current-reset ARM securities totaled $3.50 billion as of June 30, 2007, and are supported by borrowings that are re-established monthly at current interest rates based on one-month LIBOR. One-month LIBOR, which can fluctuate on a daily basis due to market conditions such as actual and anticipated changes in the federal funds rate, has been relatively stable since the Federal Reserve stopped raising the federal funds rate last June. Interest rates on the Company’s one-month LIBOR-based borrowings averaged 5.29% for the second quarter of 2007 and should remain at these levels in the coming quarters, reflecting expectations that one-month LIBOR will remain near current levels during the remainder of 2007 and into 2008.
Investments in longer-to-reset ARM securities totaled $1.95 billion as of June 30, 2007, constituting 36% of Capstead’s mortgage securities and similar investments. Longer-to-reset ARM securities are supported to a large extent by longer-term borrowings that effectively lock-in financing spreads during a significant portion of these investments’ fixed-rate terms. As of June 30, 2007, such borrowings totaled $1.48 billion at a favorable rate of 4.98% with an average maturity of 20 months.
Overall financing spreads improved five basis points quarter over quarter to average 36 basis points during the second quarter of 2007 and it is anticipated that the current recovery in financing spreads will continue in the coming quarters as asset yields reset higher and borrowing rates remain relatively stable. As a result, net interest margins and financial results are expected to continue improving.
Utilization of Long-term Investment Capital and Potential Liquidity
Capstead can generally finance up to 97% of the fair value of its holdings of residential mortgage securities with well-established investment banking firms using repurchase arrangements with the balance supported by the Company’s long-term investment capital. Long-term investment capital includes preferred and common equity capital as well as unsecured borrowings, net of Capstead’s investment in related statutory trusts accounted for as unconsolidated affiliates. Assuming potential liquidity is available, borrowings can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, the actual level of cash and cash equivalents carried on Capstead’s balance sheet is significantly less important than the potential liquidity inherent in the Company’s investment portfolios. Potential liquidity is affected by, among other things, changes in market value of assets pledged; principal prepayments; and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of financial leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolios (see “Liquidity and Capital Resources”).

Capstead’s utilization of long-term investment capital and potential liquidity were as follows as of June 30, 2007 in comparison with December 31, 2006 (in thousands):

		Related	Capital	Potential
	Investments (a)	Borrowings	Employed (a)	Liquidity (a)

Residential mortgage securities	$5,487,568	$5,115,170	$372,398	$212,208

Commercial real estate-related assets:
Commercial loans	2,881	—	2,881	—
Investment in commercial loan partnership	7,406	—	7,406	60

	$5,497,855	$5,115,170	382,685	212,268

Other assets, net of other liabilities			62,738	6,560
Second quarter common dividend			(775)	(775)	(b)

			$444,648	$218,053

Balances as of December 31, 2006	$5,269,355	$4,876,134	$439,962	$226,330

(a)	Investments are stated at carrying amounts on the Company’s balance sheet. Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering the fair value of related collateral as of the indicated dates adjusted for other sources (uses) of liquidity such as unrestricted cash and cash equivalents, cash flow (requirements) distributions from the commercial loan partnership and dividends payable.

(b)	The second quarter 2007 common dividend was declared June 14, 2007 and paid July 20, 2007 to stockholders of record as of June 29, 2007.
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

RESULTS OF OPERATIONS
Comparative income statement data (interest income, net of related interest expense, in thousands, except for per share data) and key portfolio statistics (dollars in millions) were as follows:

	Quarter Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Income statement data:
Mortgage securities and similar investments:
Agency Securities	$8,426	$2,525	$16,693	$7,728
Non-agency Securities	134	139	300	319
Commercial loans	128	—	248	—

	8,688	2,664	7,241	8,047

Other revenue (expense):
Other revenue	237	200	1,108	366
Interest on unsecured borrowings	(2,187)	(1,621)	(4,374)	(3,208)
Other operating expense	(1,539)	(1,576)	(3,213)	(3,249)

	5,199	(333)	10,762	1,956
Equity in earnings of unconsolidated affiliates	575	608	1,239	1,030

Net income	$5,774	$275	$12,001	$2,986

Diluted earnings (loss) per common share	$0.04	$(0.25)	$0.10	$(0.38)

Key portfolio statistics:
Average yields:
Agency Securities	5.55%	4.75%	5.51%	4.63%
Non-agency Securities	6.70	6.07	6.76	5.90
Commercial loans	18.00	—	18.00	—
Collateral for structured financings	7.96	6.87	7.96	7.13
Total average yields	5.57	4.77	5.53	4.65

Average related borrowing rates:
30-day LIBOR	5.29	4.97	5.30	4.75
Greater than 30-day LIBOR	4.98	4.34	4.93	4.13
Structured financings	7.96	6.87	7.96	7.13
Total related borrowing rates	5.21	4.83	5.20	4.61

Average financing spreads	0.36	(0.06)	0.33	0.04

Average portfolio balances:
Agency Securities	$5,395	$4,736	$5,295	$4,671
Non-agency Securities	43	61	45	63
Commercial loans	3	—	3	—
Collateral for structured financings	6	7	6	8

	5,447	4,804	5,349	4,742
Related average borrowings	5,096	4,472	4,999	4,406

Average capital deployed	$351	$332	$350	$336

Average portfolio runoff rates:
Agency Securities	30%	32%	29%	31%
Total	30	32	29	31

Net margins on Capstead’s mortgage securities and similar investments for the three and six months ended June 30 2007 improved over levels achieved during the same periods of the prior year reflecting higher financing spreads and larger average holdings of ARM Agency Securities. A 42 basis point increase in average financing spreads during the second quarter of 2007 over the same period of the prior year contributed most of the improvement in net margins, with portfolio yields averaging 80 basis points higher during the current quarter while related average borrowing rates only increased 38 basis points. As a result of a prolonged Federal Reserve rate tightening effort that increased the federal funds rate 425 basis points over a two year period to 5.25% by June 2006, financing spreads declined steadily during this period, falling to a negative 16 basis points by the third quarter of 2006 before beginning to recover. Yields on the Company’s holdings of ARM securities are expected to continue increasing in the coming quarters, contributing to further improvement in financing spreads and net margins assuming short-term interest rates remain stable. This illustrates how the Company is impacted immediately when short-term interest rates rise (and fall) while current-reset ARM security yields change slowly in comparison because coupon interest rates on the underlying mortgage loans may only reset once a year and the amount of each reset can be limited or capped.
Even as rising short-term interest rates put continued pressure on earnings during 2005 and most of 2006, management remained focused on Capstead’s core investment strategy of managing a large portfolio of ARM Agency Securities with limited, if any, credit risk that can generate attractive returns over the longer term. Management also focused its efforts on developing its capability to prudently augment this portfolio with credit-sensitive commercial real estate-related investments that can provide attractive risk-adjusted returns over the long term with relatively low sensitivity to changes in interest rates and provide earnings support during periods of rising short-term interest rates. See “Financial Condition – “Overview,” “Residential Mortgage Investments” and “Commercial Real Estate-related Assets” for further discussion of the current operating environment and the Company’s investment strategy.
Average outstanding balances of Agency Securities during the three and six months ended June 30, 2007 increased over $600 million compared to the same periods of the prior year primarily as a result of the Company fully deploying long-term investment capital raised in late 2005 and in September 2006. In addition, increases in portfolio valuation during 2007 and the payoff of a $9 million commercial loan investment provided additional liquidity that has been utilized to further increase the Company’s holdings of ARM Agency Securities by nearly $250 million since December 31, 2006. Non-agency Securities contributed slightly less to operating results during the three and six months ended June 30, 2007 despite higher financing spreads because of lower average balances outstanding as this legacy portfolio, consisting primarily of released collateral from structured financings originally issued in the early 1990’s, continues to runoff. During the third quarter of 2006 the Company funded several relatively small subordinated loans to a Dallas, Texas-based developer. Although the Company continues to evaluate opportunities to prudently invest in credit-sensitive commercial real estate-related assets, no additional investments of this type were made during the first six months of 2007.
The increase in interest on unsecured borrowings reflects interest charges associated with an additional $26 million in 10-year fixed, 20-year floating rate junior subordinated notes issued in September 2006 to a statutory trust formed by the Company. Since September 2005 the Company has issued $103 million in subordinated notes to statutory trusts. Concurrently, these trusts issued $3 million of trust common securities to the Company and $100 million in trust preferred securities to unrelated third parties. Capstead’s investments in the trust common securities are accounted for as unconsolidated affiliates in accordance with the applicable provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” and the subordinated notes are reflected as unsecured borrowings. The Company considers the $100 million in trust preferred securities issued to unrelated third parties a component of its long-term investment capital.

The year-to-date increase in other revenue primarily reflects the first quarter 2007 release of approximately $1 million in funds held in trust related to certain of the Company’s Non-agency Securities previously designated as collateral for structured financings, net of related taxes. Any future releases of funds of this nature are expected to be minimal.
Equity in earnings of unconsolidated affiliates includes equity in earnings of the commercial loan partnership with CEI totaling $510,000 and $1,100,000 during the three and six months ended June 30, 2007, respectively. This venture funded its first investment in August 2005 and its third investment in February 2006. In June 2007 one of its three outstanding loans repaid lowering the outstanding portfolio to $38 million. The Company’s equity in earnings of its statutory trusts totaled $65,000 and $130,000 for the three and six months ended June 30, 2007, respectively (consisting solely of the trust common securities’ pro rata share in interest on the Company’s junior subordinated notes discussed above).
LIQUIDITY AND CAPITAL RESOURCES
Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on investments in residential and commercial mortgage assets. Other sources of funds include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than the Company’s potential liquidity available under its borrowing arrangements. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates additional funds potentially available to the Company as of June 30, 2007. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.
Borrowings under repurchase arrangements secured by residential mortgage securities totaled $5.1 billion at June 30, 2007. Borrowings supporting current-reset ARM securities routinely have maturities of 30 days or less, while the Company typically finances a significant portion of its investments in longer-to-reset ARM securities with longer-term arrangements (see discussion above under “Mortgage Securities and Similar Investments Yield and Cost Analysis”). Capstead has uncommitted repurchase facilities with investment banking firms to finance its investments in residential mortgage securities, subject to certain conditions. Interest rates on these borrowings are generally based on one-month LIBOR (or a corresponding benchmark rate for longer-term arrangements) and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries.
In May 2007 CEI announced a proposed acquisition of CEI by affiliates of Morgan Stanley (NYSE: MS). On August 1, 2007 the acquisition was approved by majority vote of CEI’s stockholders and on August 3, 2007 CEI announced the transaction was completed. Capstead is evaluating several options relative to its commercial loan partnership with CEI that currently has investments totaling $38 million supported by $29 million in borrowings under a committed master repurchase agreement from a major investment banking firm and $9 million in partners’ equity (Capstead’s 75% share, approximately $7 million). Quarterly repayments of amounts drawn under the repurchase agreement begin November 1, 2007 and the Company anticipates reaching a resolution regarding its continued involvement in this venture by year-end.

During the latter part of 2005 the Company increased its long-term investment capital through the issuance of long-term unsecured borrowings for net proceeds of $73 million and in September 2006 raised an additional $24 million in net proceeds through another issuance of unsecured borrowings. This capital was fully deployed primarily into additional investments in ARM Agency Securities. If the need arises and such borrowings are available at attractive rates, the Company may further augment its long-term investment capital with similar borrowings.
During 2004 Capstead raised over $64 million of new common equity through limited open market sales. No such sales occurred during 2005 or 2006, but sales resumed during the second quarter of 2007 with the issuance of 137,300 common shares at an average price of $10.06, after expenses, which raised $1.4 million of new common equity capital. These sales were accretive to book value by $0.0136 per common share and the proceeds were invested in additional ARM Agency Securities. Such sales may resume in the third quarter. Also during the second quarter, the Company filed a $500 million shelf registration statement with the Securities and Exchange Commission in order to facilitate raising additional common equity capital through the use of more traditional follow-on offerings if market conditions, including the availability of attractive investment opportunities, allow.
RISK FACTORS
General Discussion of Effects of Interest Rate Changes
Changes in interest rates affect Capstead’s earnings in various ways. Earnings currently depend, in large part, on the difference between the interest received on residential mortgage securities and the interest paid on related borrowings, most of which are based on one-month LIBOR. In a rising short-term interest rate environment the resulting financing spread can be reduced or even turn negative, which adversely affects earnings. Because approximately 64% of the Company’s residential mortgage securities currently consist of current-reset ARM securities, the effects of rising short-term interest rates on borrowing costs can eventually be mitigated by increases in the rates of interest earned on the underlying ARM loans, which generally reset periodically to a margin over a current short-term interest rate index (typically a six-month or one-year index) subject to periodic and lifetime limits, referred to as caps. Additionally, the Company routinely extends maturities on a portion of its borrowings, effectively locking in financing spreads over a significant portion of the fixed-rate terms of the Company’s longer-to-reset ARM securities. As of June 30, 2007, the Company’s ARM securities featured the following average current and fully-indexed weighted average coupon rates, net of servicing and other fees (“WAC”), net margins, periodic and lifetime caps, and months-to-roll (dollars in thousands):

			Fully	Average	Average	Average	Months
		Net	Indexed	Net	Periodic	Lifetime	To
ARM Type	Basis*	WAC	WAC	Margins	Caps	Caps	Roll

Current-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	$2,825,534	6.34%	6.76%	1.85%	4.18%	10.64%	4.4
Ginnie Mae	625,777	5.66	6.41	1.54	1.00	9.88	5.5
Non-agency Securities	26,084	7.22	7.49	2.11	1.69	11.30	5.8

	3,477,395	6.22	6.70	1.80	3.59	10.51	4.6

Longer-to-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	1,955,460	6.25	7.14	1.79	3.78	12.01	45.5

	$5,432,855	6.23	6.86	1.79	3.66	11.05	19.3

*	Basis represents the Company’s investment before unrealized gains and losses.

Since only a portion of the ARM loans underlying these securities reset each month, subject to periodic and lifetime caps, interest rates on related borrowings can rise to levels that may exceed yields on these securities, contributing to lower or even negative financing spreads and adversely affecting earnings. At other times, declines in these indices during periods of relatively low short-term interest rates will negatively affect yields on ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected. To provide some protection to financing spreads against rising interest rates, the Company routinely enters into longer-term repurchase arrangements on a portion of its borrowings and it may acquire Derivatives such as interest rate swap or cap agreements. At June 30, 2007, the Company did not own any Derivatives for this purpose.
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
Investments in junior liens on commercial real estate either held directly or in a joint venture are either high-coupon loans that are financed entirely with Capstead’s investment capital or are adjustable-rate loans financed with borrowings with similar adjustment features such that related financing spreads are relatively stable. Because these investments generally are financed with 25% to 100% investment capital, compared to less than 10% for residential mortgage securities, margins on these investments will tend to improve when interest rates are increasing and decline when rates are falling.
Management may determine it is prudent to sell assets from time to time, which can increase earnings volatility because of the recognition of transactional gains or losses. Such sales may become attractive as asset values fluctuate with changes in interest rates and market liquidity. At other times, asset sales may reflect a shift in the Company’s investment focus. During periods of rising interest rates or contracting market liquidity, asset values can decline, leading to increased margin calls and reducing the Company’s liquidity. A margin call means that a lender requires a borrower to pledge additional collateral to reestablish the agreed-upon ratio of the value of the collateral to the amount of the borrowing. Although Capstead believes it maintains sufficient liquidity reserves to fund margin calls required by principal payments and potential declines in market value of pledged assets, if the Company is unable or unwilling to pledge additional collateral, lenders can liquidate the collateral under adverse market conditions, likely resulting in losses.
Interest Rate Sensitivity on Operating Results
Capstead performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All investments, borrowings and any Derivatives held are included in this analysis. The sensitivity of components of other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. The model incorporates management’s assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums. These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior.

Capstead had the following estimated earnings sensitivity profile as of June 30, 2007 and December 31, 2006, respectively (dollars in thousands):

	30-day	10-year U.S.
	LIBOR	Treasury
	Rate	Rate	Immediate Change In:*

One-month to one-year			Down	Down		Up	Up
interest rates			1.00%	1.00%	Flat	1.00%	1.00%

10-year U.S. Treasury			Down		Down		Up
rate			1.00%	Flat	1.00%	Flat	1.00%

Projected 12-month earnings change:
June 30, 2007	5.32%	5.03%	$7,700	$10,700	$(6,700)	$(18,000)	$(14,700)
December 31, 2006	5.32	4.70	11,900	14,300	(5,500)	(24,700)	(21,700)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.
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
Capstead may leverage its investments in commercial real estate-related assets through the use of secured borrowing arrangements, the availability and terms of which are predicated on the fair value of the underlying collateral and liquidity conditions in the credit markets, among other factors. Similar to investments in residential mortgage securities financed with repurchase agreements, declines in the value of this collateral could lead to increased margin calls, or loss of financing altogether, reducing the Company’s liquidity and potentially leading to losses from the sale of the collateral under adverse market conditions.
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
Capstead may find it advantageous from time to time to elect taxable REIT subsidiary status for certain of its subsidiaries. Taxable income of a taxable REIT subsidiary is subject to federal and state income taxes, where applicable. Capstead REIT’s taxable income will include the income of a taxable REIT subsidiary only upon distribution of such income to Capstead REIT, and only if any such distributions are made out of the taxable REIT subsidiary’s current or accumulated earnings and profits as calculated for tax purposes. Should this occur, a portion of Capstead’s distributions to its stockholders could qualify for the 15% dividend tax rate provided by the Jobs and Growth Tax Relief Act of 2002.
Investment Company Act of 1940
The Investment Company Act of 1940, as amended (the “Investment Company Act”), exempts from regulation as an investment company any entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Capstead conducts its business so as not to become regulated as an investment company. If the Company were to be regulated as an investment company, Capstead’s ability to use leverage would be substantially reduced and the Company would be unable to conduct business as described herein.
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

ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2007.
PART II. — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits: The following Exhibits are presented herewith:
Exhibit 12 – Computation of Ratio of Income from Continuing Operations (before fixed charges) to Combined Fixed Charges and Preferred Stock Dividends.
Exhibit 31.1 – Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 – Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K:
Current Report on Form 8-K dated May 3, 2007 furnishing the press release announcing first quarter 2007 results
Current Report on Form 8-K dated May 3, 2007 approving changes to the 2007 compensation of non-employee directors
Current Report on Form 8-K dated May 4, 2007 announcing a conference call and audio webcast to discuss first quarter financial results with the investment community
Current Report on Form 8-K dated May 21, 2007 to file a presentation to the investment community
Current Report on Form 8-K dated June 15, 2007 approving salary increases for the Company’s named executive officers effective July 1, 2007

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: August 6, 2007	By:	/s/ ANDREW F. JACOBS

Andrew F. Jacobs
President and Chief Executive Officer

Date: August 6, 2007	By:	/s/ PHILLIP A. REINSCH

Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer