Form 10-Q
period 2007-09-30
CAPSTEAD MORTGAGE CORP
filed 2007-11-01
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number: 001-08896
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	30,921,593 as of October 31, 2007

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

ITEM 1. FINANCIAL STATEMENTS
PART I. — FINANCIAL INFORMATION
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2007	December 31, 2006

	(unaudited)	(NOTE 2)
Assets:
Mortgage securities and similar investments ($4.6 billion pledged under repurchase arrangements)	$4,781,085	$5,252,399
Investments in unconsolidated affiliates	11,121	20,073
Receivables and other assets	65,408	69,869
Cash and cash equivalents	44,633	5,661

	$4,902,247	$5,348,002

Liabilities:
Repurchase arrangements and similar borrowings	$4,445,785	$4,876,134
Unsecured borrowings	103,095	103,095
Common stock dividend payable	776	385
Accounts payable and accrued expenses	22,498	28,426

	4,572,154	5,008,040

Stockholders’ equity:
Preferred stock — $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 202 shares issued and outstanding at September 30, 2007 and December 31, 2006 ($3,317 aggregate liquidation preference)	2,828	2,828
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at September 30, 2007 and December 31, 2006 ($180,025 aggregate liquidation preference)	176,705	176,705
Common stock — $0.01 par value; 100,000 shares authorized:
19,393 and 19,253 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	194	192
Paid-in capital	495,879	497,418
Accumulated deficit	(359,165)	(354,617)
Accumulated other comprehensive income	13,652	17,436

	330,093	339,962

	$4,902,247	$5,348,002

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Mortgage securities and similar investments:
Interest income	$74,949	$62,230	$222,886	$172,505
Interest expense	(66,478)	(61,066)	(197,174)	(163,294)

	8,471	1,164	25,712	9,211

Other revenue (expense):
Loss from portfolio restructuring	(8,276)	—	(8,276)	—
Other revenue	274	63	1,382	429
Interest expense on unsecured borrowings	(2,186)	(1,747)	(6,560)	(4,955)
Other operating expense	(1,678)	(1,627)	(4,891)	(4,876)

	(11,866)	(3,311)	(18,345)	(9,402)

Income (loss) before equity in earnings of unconsolidated affiliates	(3,395)	(2,147)	7,367	(191)

Equity in earnings of unconsolidated affiliates	247	654	1,486	1,684

Net income (loss)	$(3,148)	$(1,493)	$8,853	$1,493

Net income available (loss attributable) to common stockholders:
Net income (loss)	$(3,148)	$(1,493)	$8,853	$1,493
Less cash dividends paid on preferred stock	(5,064)	(5,064)	(15,192)	(15,192)

	$(8,212)	$(6,557)	$(6,339)	$(13,699)

Basic and diluted earnings (loss) per common share	$(0.43)	$(0.35)	$(0.33)	$(0.73)

Cash dividends declared per share:
Common	$0.040	$0.020	$0.100	$0.060
Series A Preferred	0.400	0.400	1.200	1.200
Series B Preferred	0.315	0.315	0.945	0.945
See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30
	2007	2006

Operating activities:
Net income	$8,853	$1,493
Loss from portfolio restructuring	8,276	—
Noncash items:
Amortization of investment premiums	17,855	17,620
Depreciation and other amortization	171	76
Stock-based compensation	673	392
Undistributed earnings of unconsolidated affiliates	—	(141)
Net change in receivables, other assets, accounts payable and accrued expenses	4,968	(8,768)

Net cash provided by operating activities	40,796	10,672

Investing activities:
Purchases of mortgage securities and similar investments	(1,737,579)	(2,130,829)
Proceeds from sales of mortgage securities	803,363	—
Principal collections on mortgage securities and similar investments	1,371,343	1,291,089
Investments in unconsolidated affiliates:
Investment in commercial real estate loan limited partnership	(649)	(12,749)
Return of investment in commercial real estate loan limited partnership	9,601	2,812
Investment in statutory trust formed to issue unsecured borrowings	—	(774)

Net cash (used in) provided by investing activities of continuing operations	446,079	(850,451)
Net cash used in investing activities of discontinued operation	—	(2,884)

Net cash (used in) provided by investing activities	446,079	(853,335)

Financing activities:
Net increase (decrease) in repurchase arrangements and similar borrowings:
Borrowings based on 30-day rates	(706,230)	547,469
Borrowings based on greater than 30-day rates	275,882	256,709
Unsecured borrowings, net of issue costs	—	25,086
Settlement payment on early termination of longer-term repurchase arrangements	(2,335)	—
Capital stock transactions	1,518	(9)
Dividends paid	(16,738)	(16,334)

Net cash provided (used) by financing activities	(447,903)	812,921

Net change in cash and cash equivalents	38,972	(29,742)
Cash and cash equivalents at beginning of period	5,661	33,937

Cash and cash equivalents at end of period	$44,633	$4,195

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)
NOTE 1 — BUSINESS AND RECENT DEVELOPMENTS
Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead earns income from investing in real estate-related assets on a leveraged basis. These investments currently consist primarily of a core portfolio of residential adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae (collectively, “Agency Securities”). Capstead may also invest a portion of its investment capital in credit-sensitive commercial real estate-related assets, including subordinate commercial real estate loans.
In August 2007 liquidity in the credit markets contracted sharply primarily in response to heightened investor concerns regarding delinquencies on subprime and other non-agency residential mortgage securities. With asset values falling and lenders becoming more cautious, many investors in these types of investments were forced to liquidate substantial amounts of their holdings. The distressed sales of these non-agency securities placed downward pressure on market values of all residential mortgage securities, including Agency Securities such as those that comprise over 99% of Capstead’s mortgage securities and similar investments portfolio. In light of these conditions, during August and early September Capstead proactively reduced its balance sheet leverage by selling $809 million of Agency Securities incurring a loss on sale of $5.9 million and a loss of $2.3 million from terminating related longer-dated repurchase arrangements.
On September 19, 2007 the Company announced an 8.5 million common share public offering that was subsequently increased to 10 million shares when priced on September 26, 2007 at $9.75 per share. The offering closed October 2, 2007. After exercise of the underwriters’ over-allotment option for an additional 1.5 million shares, the issuance totaled 11.5 million shares with net proceeds of nearly $106 million after underwriting discounts, commissions and estimated offering expenses. Proceeds of the offering have been substantially deployed into approximately $1.2 billion of additional ARM Agency Securities acquired subsequent to quarter-end. The accompanying September 30, 2007 financial statements do not reflect the issuance of these shares.
NOTE 2 — BASIS OF PRESENTATION
Interim Financial Reporting and Reclassifications
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting for Uncertainty in Income Taxes
The Company adopted the provisions for Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. The Company did not recognize any liability for unrecognized tax benefits in implementing FIN 48 and does not expect to recognize a change in unrecognized tax benefits within the next twelve months. If applicable, the Company will recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such accruals were necessary as of September 30, 2007. The Company and certain of its subsidiaries file federal and various state income tax returns. The Company is generally no longer subject to income tax examinations by tax authorities for years before 2003.
Accounting for Acquisitions of Mortgage Securities Seller-Financed using Repurchase Arrangements
Capstead generally pledges its Mortgage securities and similar investments as collateral under repurchase arrangements. Occasionally, some of the Company’s acquisitions are financed with sellers. Consistent with prevailing industry practice, the Company records such assets and the related borrowings gross on its balance sheet, and the corresponding interest income and interest expense gross on its income statement. In addition, the asset is typically a security held available-for-sale, and any change in fair value of the asset is recorded as a component of Other comprehensive income (loss). The Company had less than $50 million in seller-financed acquisitions as of September 30, 2007.
Under a proposed FASB staff position, certain seller-financed acquisitions may not qualify as a sale from the seller’s perspective and the seller may be required to continue to consolidate the assets sold. As a result, buyers may be precluded from presenting seller-financed acquisitions gross on their balance sheets and required to treat net investments in such assets as derivative financial instruments (“Derivatives”) until such time as the assets are no longer financed with the sellers. The resulting Derivatives would be marked to market through earnings. The proposed FASB staff position is expected to be finalized prior to year-end and require consideration as to whether the Derivative accounting described above should be followed in situations where the acquisition and subsequent financing by a seller is sufficiently linked. Management does not believe changing the accounting treatment for any past transactions, if required, would have a material effect on Capstead’s reported earnings, taxable income or financial condition. Also, it would not affect the Company’s status as a REIT or cause it to fail to qualify for its exemption under Investment Company Act of 1940 which requires that the Company must, among other things, maintain at least 55% of its assets directly in qualifying real estate interests.
Fair Value Accounting Rule Changes
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings. The Company is required to adopt SFAS No. 157 and SFAS No. 159 on January 1, 2008 and is currently evaluating the provisions of these statements and which, if any, of its financial assets or liabilities to report at fair value with related adjustments reported in earnings. Therefore, the impact, if any, that SFAS No. 157 and SFAS No. 159 will have on the Company’s consolidated financial statements has not been determined.
In June 2007 the American Institute of Certified Public Accountants issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”

(“SOP 07-1”). SOP 07-1 addresses whether the accounting principles set forth in this audit and accounting guide are applicable to an entity by clarifying the definition of an investment company for accounting purposes and eliminating a previous exclusion from the definition for REITs. The SOP has no bearing on whether an entity is considered an investment company under the Investment Company Act of 1940. Investment company accounting principles, among other things, require entities to report investments at fair value with the resulting changes in fair value reported in earnings. On October 17, 2007 the FASB issued an exposure draft to indefinitely defer the effective date of SOP 07-1 until it can reassess the statement’s provisions. Given that most of the Company’s investments are currently reported at fair value with changes in fair value included as a component of Stockholders’ equity, the provisions of SOP 07-1, as currently drafted and if applicable to Capstead, are not expected to have a material impact on the financial condition of the Company and have no impact on future taxable income; however, future operating results may be more volatile because of the inclusion of fair value changes in reported earnings.
NOTE 3 — EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share is computed by dividing net income (loss), after deducting preferred share dividends, by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed by dividing net income (loss), after deducting dividends on convertible preferred shares when such shares are antidilutive, by the weighted average number of common shares and common share equivalents outstanding, giving effect to equity awards and convertible preferred shares, when such awards and shares are dilutive. For calculation purposes the Series A and B preferred shares are considered dilutive whenever basic income per common share exceeds each Series’ dividend divided by the conversion rate applicable for that period. Potentially dilutive securities excluded from the calculation of diluted earnings (loss) per common share were as follows (in thousands):

	Quarter Ended		Nine Months
	September 30		Ended September 30
	2007	2006	2007	2006

Equity awards:
Shares issuable under option awards	1,020	875	1,020	875
Nonvested stock awards	281	124	281	124
Convertible preferred shares:
Series A shares	202	202	202	202
Series B shares	15,819	15,819	15,819	15,819
Components of the computation of basic and diluted earnings (loss) per common share were as follows (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Numerator for basic earnings (loss) per common share:
Net income (loss)	$(3,148)	$(1,493)	$8,853	$1,493
Less Series A and B preferred share dividends	(5,064)	(5,064)	(15,192)	(15,192)

Income available (loss attributable) to common stockholders	$(8,212)	$(6,557)	$(6,339)	$(13,699)

Weighted average common shares outstanding	19,108	18,918	19,017	18,895

Basic earnings (loss) per common share	$(0.43)	$(0.35)	$(0.33)	$(0.73)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Numerator for diluted earnings (loss) per common share:
Net income (loss)	$(3,148)	$(1,493)	$8,853	$1,493
Less dividends on antidilutive convertible preferred shares	(5,064)	(5,064)	(15,192)	(15,192)

Income available (loss attributable) to common stockholders	$(8,212)	$(6,557)	$(6,339)	$(13,699)

Denominator for diluted earnings (loss) per common share:
Weighted average common shares outstanding	19,108	18,918	19,017	18,895
Net effect of dilutive equity awards	—	—	—	—
Net effect of dilutive convertible preferred shares	—	—	—	—

	19,108	18,918	19,017	18,895

Diluted earnings (loss) per common share	$(0.43)	$(0.35)	$(0.33)	$(0.73)

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

		Investment
	Principal	Premiums		Carrying	Net	Average
	Balance	(Discounts)	Basis	Amount(a)	WAC(b)	Yield(b)

September 30, 2007
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$13,794	$39	$13,833	$13,856	6.62%	6.40%
ARMs	4,078,136	58,434	4,136,570	4,146,527	6.49	5.65
Ginnie Mae ARMs	565,651	2,611	568,262	571,931	5.88	5.62

	4,657,581	61,084	4,718,665	4,732,314	6.42	5.65

Non-agency Securities:
Fixed-rate	13,859	22	13,881	13,896	7.25	6.98
ARMs	24,465	225	24,690	24,552	7.22	6.95

	38,324	247	38,571	38,448	7.23	6.96
Commercial loans	5,056	(14)	5,042	5,042	18.00	18.62
Collateral for structured financings	5,195	86	5,281	5,281	8.04	7.91

	$4,706,156	$61,403	$4,767,559	$4,781,085	6.44	5.67

		Investment
	Principal	Premiums		Carrying	Net	Average
	Balance	(Discounts)	Basis	Amount(a)	WAC(b)	Yield(b)

December 31, 2006
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$16,819	$52	$16,871	$16,895	6.63%	6.29%
ARMs	4,343,740	61,381	4,405,121	4,418,446	6.14	5.36
Ginnie Mae ARMs	752,301	2,757	755,058	758,660	5.23	5.20

	5,112,860	64,190	5,177,050	5,194,001	6.01	5.34

Non-agency Securities:
Fixed-rate	17,734	41	17,775	17,804	7.19	6.83
ARMs	31,562	303	31,865	32,164	6.99	6.81

	49,296	344	49,640	49,968	7.06	6.81
Commercial loans	2,635	—	2,635	2,635	18.00	18.00
Collateral for structured financings	5,705	90	5,795	5,795	8.06	7.58

	$5,170,496	$64,624	$5,235,120	$5,252,399	6.03	5.36

(a)	Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 9).

(b)	Net WAC, or weighted average coupon, is presented net of servicing and other fees as of the indicated balance sheet date. Average Yield is presented for the quarter then ended, calculated including the amortization of investment premiums and discounts, mortgage insurance costs on Non-agency Securities and excluding unrealized gains and losses. Yields averaged 5.58% for the nine months ended September 30, 2007.
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
NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
To facilitate the issuance of unsecured borrowings, in September and December 2005 and in September 2006 Capstead formed and capitalized a series of three Delaware statutory trusts through the issuance to the Company of the trusts’ common securities totaling $3.1 million (see NOTE 7). The Company’s equity in the earnings of the trusts (consisting solely of the common trust securities’ pro rata share in interest accruing on Capstead’s junior subordinated notes issued to the trusts) totaled $65,000 and $195,000 during the three and nine months ended September 30, 2007, respectively.
In July 2005 Capstead and Crescent Real Estate Equities Company (“CEI”) formed a limited partnership owned and capitalized 75% by Capstead and 25% by CEI, to invest in a leveraged portfolio of subordinate commercial real estate loans meeting certain criteria over a two-year investment period that ended in August 2007. CEI manages the venture’s loan portfolio earning management fees and incentives based on portfolio performance. The partnership’s existing $38.3 million investment is financed using a committed master repurchase agreement. Amounts borrowed under this facility (currently $28.0 million) can change based on changes in the fair value of the pledged collateral and are repayable in four equal installments due quarterly beginning November 1, 2007. In August 2007 CEI was acquired by an affiliate of Morgan Stanley (NYSE: MS). Capstead is currently evaluating several options relative to the partnership with an expected resolution by year-end. Capstead’s investment in the partnership totaled $8.0 million as of September 30, 2007 and the Company’s equity in its earnings totaled $182,000 and $1.3 million during the three and nine months ended September 30, 2007, respectively.
NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS
Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements with well-established investment banking firms, the terms and conditions of which are negotiated on a transaction-by-transaction basis. These repurchase arrangements generally have maturities of less than 31 days, although the Company routinely extends maturities on a portion of its borrowings. Interest rates on these borrowings are generally based on a margin over the federal funds rate or a corresponding interest rate for longer-term borrowings and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements (referred to as “margin calls”). The maturity of outstanding structured financings is directly affected by the rate of principal prepayments on the related collateral and are subject to redemption provided certain requirements specified in the related indentures have been met (referred to as “Clean-up Calls”). Repurchase arrangements and similar borrowings, classified by type of collateral and maturities, and related weighted average interest rates were as follows (dollars in thousands):

	September 30, 2007		December 31, 2006
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate *	Outstanding	Rate *

Borrowings with maturities of 30 days or less:
Agency Securities	$2,742,589	5.39%	$2,048,151	5.30%
Non-agency Securities	32,673	6.13	45,764	5.85

	2,775,262	5.40	2,093,915	5.32

Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	169,128	5.21	1,741,751	5.16
Agency Securities (91 to 360 days)	90,000	5.16	—	—
Agency Securities (greater than 360 days)	1,406,114	5.01	1,034,673	4.98

	1,665,242	5.04	2,776,424	5.09
Structured financings	5,281	7.91	5,795	7.58

	$4,445,785	5.27	$4,876,134	5.19

*	Average rate is presented as of the indicated balance sheet date.
As of September 30, 2007, Capstead had $78 million of its capital at risk with its largest single counter-party (Cantor Fitzgerald & Company) related to $1.45 billion in repurchase arrangements that had an average maturity of 18 months. The weighted average effective interest rate on Repurchase arrangements and similar borrowings was 5.25% and 5.22% during the quarter and nine months ended September 30, 2007, respectively. The weighted average maturity of these borrowings was less than seven months at September 30, 2007.
NOTE 7 — UNSECURED BORROWINGS
Unsecured borrowings consist of 30-year junior subordinated notes issued in September 2005, December 2005 and September 2006 by Capstead to Capstead Mortgage Trust I, Trust II and Trust III, respectively. These unconsolidated affiliates of the Company were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Note balances and related weighted average interest rates as of the indicated balance sheet date (calculated including issue cost amortization) listed by trust were as follows (dollars in thousands):

	September 30, 2007		December 31, 2006
	Borrowings	Average	Borrowings	Average
	Outstanding	Rate	Outstanding	Rate

Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.46	41,238	8.46
Capstead Mortgage Trust III	25,774	8.78	25,774	8.78

	$103,095	8.49	$103,095	8.49

The junior subordinated notes pay interest to the trusts quarterly calculated at fixed rates of 8.19% to 8.685% for ten years from issuance and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead Mortgage Trust I notes and trust securities mature in October 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after October 30, 2010. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. The Capstead Mortgage Trust III notes and trust securities mature in September 2036 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016. Included in Receivables and other assets are $2.8 million in issue costs associated with these transactions. The weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.49% for both the quarter and nine months ended September 30, 2007.
NOTE 8 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is net income (loss) plus other comprehensive income (loss), which, for the periods presented, consists primarily of the noncash change in valuation of mortgage securities classified as available-for-sale. As of September 30, 2007, the Accumulated other comprehensive income component of Stockholders’ equity consisted of $13.5 million in net unrealized gains on mortgage securities held available for sale and $126,000 in amounts related to terminated cash flow hedges. Disclosures related to comprehensive income (loss) were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net income (loss)	$(3,148)	$(1,493)	$8,853	$1,493

Other comprehensive income (loss):
Amounts related to cash flow hedges:
Reclassification adjustment for amounts included in net income (loss)	(8)	(11)	(31)	(41)
Amounts related to securities held available-for-sale:
Reclassification adjustment for amounts included in net income (loss)	5,941	—	5,941	—
Change in valuation of mortgage securities held available-for-sale	(11,803)	24,287	(9,694)	8,313

Other comprehensive income (loss)	(5,870)	24,276	(3,784)	8,272

Comprehensive income (loss)	$(9,018)	$22,783	$5,069	$9,765

NOTE 9 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS
Fair values of Capstead’s financial assets and related liabilities are influenced by changes in and market expectations for changes in interest rates and levels of mortgage prepayments as well as other factors beyond the control of management. Fair values of Mortgage securities and similar investments are estimated considering recent trading activity for similar securities and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions. Currently, only investments in mortgage securities classified as available-for-sale are reported at fair value on the Company’s balance sheet with unrealized gains and losses recorded as a component of Accumulated other comprehensive income in stockholders’ equity. Fair value disclosures for available-for-sale securities were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of September 30, 2007
Agency Securities	$4,705,111	$19,335	$5,686	$4,718,760
Non-agency Securities	20,121	42	165	19,998

	$4,725,232	$19,377	$5,851	$4,738,758

As of December 31, 2006
Agency Securities	$5,160,508	$25,160	$8,209	$5,177,459
Non-agency Securities	25,292	334	6	25,620

	$5,185,800	$25,494	$8,215	$5,203,079

Fair value disclosures for mortgage securities classified as held-to-maturity were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of September 30, 2007
Collateral released from structured financings:
Agency Securities	$13,554	$227	$1	$13,780
Non-agency Securities	18,450	113	61	18,502
Collateral for structured financings	5,281	—	—	5,281

	$37,285	$340	$62	$37,563

As of December 31, 2006
Collateral released from structured financings:
Agency Securities	$16,542	$306	$1	$16,847
Non-agency Securities	24,348	328	15	24,661
Collateral for structured financings	5,795	—	—	5,795

	$46,685	$634	$16	$47,303

Financing for Agency Securities is generally availability at favorable terms and conditions. However, during the largely unprecedented contraction in market liquidity that began in August 2007, the Company experienced greater than anticipated margin calls due to declines in market value of pledged assets that were exacerbated by perceptions on the part of some lenders that values had declined even further. While the Company met all margin calls during this period, management was concerned with the possibility that lenders would require higher margin requirements on future 30-day borrowings. In response, the Company reduced its balance sheet leverage by selling a portion of its portfolio in order to improve its liquidity position. Although the imposition of higher margin requirements on future borrowings largely have not materialized and conditions in the credit markets have since improved, management anticipates operating with less leverage in the coming quarters to lessen Capstead’s exposure to another period of severe market illiquidity.
Managing a large portfolio of primarily ARM Agency Securities remains the core focus of Capstead’s investment strategy and management expects these securities will be held to maturity absent a major shift in the Company’s investment focus or a more pronounced deterioration in the credit markets than was experienced in August and early September of 2007 that would require the Company to further reduce its balance sheet leverage beyond the steps taken during the third quarter.
Relative to interest rate risk, approximately two-thirds the Company’s investments adjust to more current rates at least annually, or will begin adjusting annually after an initial fixed-rate period; therefore, declines in fair value caused by increases in interest rates can be largely recovered in a relatively short period of time. Temporary declines in value because of increases in interest rates generally would not constitute other-than-temporary impairments in value necessitating writedowns.
Disclosures for mortgage securities in an unrealized loss position were as follows (in thousands):

	September 30, 2007		December 31, 2006
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities in an unrealized loss position:
One year or greater	$827,964	$3,878	$837,123	$6,392
Less than one year	462,586	2,035	487,144	1,839

	$1,290,550	$5,913	$1,324,267	$8,231

NOTE 10 — LONG-TERM INCENTIVE AND OTHER PLANS
The Company sponsors long-term incentive plans to provide for the issuance of stock awards, option awards and other incentive-based equity awards to directors and employees (collectively, the “Plans”). As of September 30, 2007, the Plans had 1,907,957 common shares remaining available for future issuance. In May and June 2005 stock awards for a total of 172,600 common shares were issued to directors and employees (average grant date fair value: $7.86 per share) that vest proportionally over four years, subject to certain restrictions, including continuous service. In December 2006 stock awards for a total of 197,500 common shares were issued to employees (average grant date fair value: $8.19 per share) that vest over four years, subject to similar restrictions. Also during 2006, stock awards for 21,457 common shares were issued to a new employee and certain directors (average grant date fair value: $6.86 per share), 6,457 shares of which were vested at grant with the remaining shares vesting proportionally over three years, subject to similar restrictions. Stock award activity during the nine months ended September 30, 2007 is summarized below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Stock awards outstanding as of December 31, 2006	321,550	$8.02
Grants issued directors	6,000	9.81
Forfeitures	(6,250)	7.97
Vested	(40,100)	7.74

Stock awards outstanding as of September 30, 2007	281,200	8.10

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
During 2005 option awards granted to directors and employees totaled 430,000 shares with an average price of $7.85 and an average fair value of $0.61 per share, which was determined using average expected terms of four years, volatility factors of 27%, dividend yields of 10% and risk-free rates of 3.76%. During 2006 option awards granted to directors and employees totaled 258,000 shares with an average price of $7.43 and an average fair value of $0.78 per share, which was determined using average expected terms of four years, volatility factors of 31%, dividend yields of 10% and risk-free rates of 4.91%. Option award activity during the nine months ended September 30, 2007 is summarized below:

	Number of	Weighted Average
	Shares	Exercise Price

Option awards outstanding as of December 31, 2006	855,552	$13.02
Grants (average fair value $0.89)*	220,500	10.46
Expirations	(53,520)	33.77
Exercises	(2,500)	7.82

Option awards outstanding as of September 30, 2007	1,020,032	$11.39

*	Option awards granted during 2007 were valued with average expected terms of four years, volatility factors of 27%, dividend yields of 10% and risk-free rates of 4.60%.
The weighted average remaining contractual term, average exercise price and aggregate intrinsic value for the 510,282 exercisable option awards outstanding as of September 30, 2007 was five years, $13.94 and $919,000, respectively. The total intrinsic value of option awards exercised during 2007 and 2006 was $2,000 and $5,000, respectively. There were no exercises of option awards in 2005. Unrecognized compensation costs for all unvested equity awards totaled $2.2 million as of September 30, 2007, to be expensed over a weighted average period of two years.
The Company also sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and discretionary contributions of up to another 3% of compensation regardless of participation in the plans. All Company contributions are subject to certain vesting requirements. Contribution expenses were $33,000 and $90,000 for the three and nine months ended September 30, 2007, respectively.

NOTE 11 — NET INTEREST INCOME ANALYSIS
The following tables summarize interest income, interest expense and weighted average interest rates for Mortgage securities and similar investments and related changes in interest income and interest expense due to changes in interest rates versus changes in volume (dollars in thousands):

	Quarter Ended September 30
	2007		2006		Related Changes in
		Average		Average	Average
	Amount	Rate	Amount	Rate	Rate*	Volume*

Interest income	$74,949	5.67%	$62,230	5.04%	$8,122	$4,597
Interest expense	(66,478)	5.25	(61,066)	5.20	579	4,833

	$8,471	0.42	$1,164	(0.16)	$7,543	$(236)

	Nine Months Ended September 30
	2007		2006		Related Changes in
		Average		Average	Average
	Amount	Rate	Amount	Rate	Rate*	Volume*

Interest income	$222,886	5.58%	$172,505	4.78%	$30,740	$19,641
Interest expense	(197,174)	5.22	(163,294)	4.81	14,422	19,458

	$25,712	0.36	$9,211	(0.03)	$16,318	$183

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
Overview
Capstead Mortgage Corporation (together with its subsidiaries, “Capstead” or the “Company”) operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Capstead earns income from investing its long-term investment capital in real estate-related assets on a leveraged basis. The Company’s long-term investment capital totaled $430 million as of September 30, 2007, consisting of $330 million in common and perpetual preferred stockholders’ equity and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). Subsequent to quarter-end, the Company increased its long-term investment capital by nearly $106 million with the closing of an 11.5 million common share public offering. The accompanying September 30, 2007 financial statements and related disclosures do not reflect the issuance of these shares.
Capstead’s core investment strategy is to conservatively manage a core portfolio of residential adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae (collectively, “Agency Securities”). Agency Securities carry an implied AAA rating with limited, if any, credit risk. Management believes this strategy can produce attractive risk-adjusted returns over the long term while reducing but not eliminating sensitivity to changes in interest rates.
Capstead may also invest a portion of its long-term investment capital in commercial real estate-related assets, including subordinate commercial real estate loans. Management believes such investments can provide earnings support during periods of rising short-term interest rates. As of September 30, 2007, the Company had committed $13 million, or approximately 3% of its long-term investment capital to these assets, down from 5% at year-end. This reflects management’s cautious approach to investing in this sector. In the near term management intends to focus its efforts on growing the Company’s holdings of ARM Agency securities.
The size and composition of Capstead’s investment portfolios depend on investment strategies being implemented by management, the availability of investment capital and overall market conditions, including the availability of attractively priced investments. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, short-term interest rates, mortgage prepayments and market liquidity. In August 2007 liquidity in the credit markets contracted sharply primarily in response to heightened investor concerns regarding delinquencies on subprime and other non-agency residential mortgage securities. With asset values falling and lenders becoming more cautious, many investors in these types of investments were forced to liquidate substantial amounts of their holdings. The distressed sales of these non-agency securities placed downward pressure on market values of all residential mortgage securities, including Agency Securities such as those that comprise over 99% of Capstead’s mortgage securities and similar investments portfolio. In light of these conditions, during August and early September Capstead proactively sold $809 million of its lower-yielding, faster prepaying Agency Securities reducing the Company’s mortgage securities and similar investments to $4.78 billion at September 30, 2007 and reducing portfolio leverage (secured borrowings divided by long-term investment capital) from 11.5 to 1 at June 30, 2007 to 10.3 to 1 at September 30, 2007.
Financing spreads earned on the Company’s mortgage securities and similar investments (the difference between yields earned on these investments and interest rates charged on related borrowings) have continued to show improvement during the nine months ended September 30, 2007 even with temporarily higher borrowing rates in recent months due to the contraction in market liquidity. Financing spreads began recovering late in 2006 after having declined steadily, despite increasing portfolio yields, due to higher borrowing rates because of actions taken by the Federal Open Market Committee (the “Federal Reserve”) to increase the federal funds rate a total of 425 basis points to 5.25% between June 2004 and June 2006. While interest rates on about two-thirds of the Company’s borrowings rise (and fall) almost immediately in response to changes in short-term interest rates, yields on ARM securities change slowly by comparison because coupon interest rates on the underlying mortgage loans may reset only once a year or begin resetting after an initial fixed-rate period and the amount of each reset can be limited or capped.
With the reductions in the federal funds rate to 4.75% on September 18, 2007 and to 4.50% on October 31, 2007, financing spreads and net interest margins on the Company’s existing portfolio are improving significantly, even as the margin over the federal funds rate the Company pays on its 30-day borrowings remains, at least temporarily, at elevated levels. Additionally, the Company has been able to take advantage of weak pricing for Agency Securities by rapidly deploying the net proceeds from the recent common equity offering to into approximately $1.2 billion of additional ARM Agency Securities acquired subsequent to quarter-end at attractive prices and favorable financing spreads.
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
Accounting for Acquisitions of Mortgage Securities Seller-Financed using Repurchase Arrangements
Under a proposed FASB staff position, when assets are acquired from and financed under a repurchase agreement with the same counterparty, the acquisitions may not qualify as purchases precluding buyers from presenting these assets and related borrowings gross on their balance sheets and requiring them to treat the net investment in such assets as derivative financial instruments (“Derivatives”) until such time as the assets are no longer financed with the sellers. The resulting Derivatives would be marked to market through earnings. The proposed FASB staff position is expected to be finalized prior to year-end and require consideration as to whether Derivative accounting should be followed in situations where the acquisition and subsequent financing by a seller is sufficiently linked. Management does not believe changing the accounting treatment for any past transactions, if required, would have a material effect on Capstead’s reported earnings, taxable income or financial condition and would not affect its status as a REIT or cause it to fail to qualify for its exemption under the Investment Company Act of 1940.
Fair Value Accounting Rule Changes
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings. The Company is required to adopt SFAS No. 157 and SFAS No. 159 on January 1, 2008 and is currently evaluating the provisions of these statements and which, if any, of its financial assets or liabilities to report at fair value with related adjustments reported in earnings. Therefore, the impact, if any, that SFAS No. 157 and SFAS No. 159 will have on its consolidated financial statements has not been determined.

In June 2007 the AICPA issued a statement of position (“SOP 07-1”) addressing whether accounting principles set forth in the AICPA’s audit and accounting guide for investment companies apply to an entity by clarifying the definition of an investment company for accounting purposes and eliminating a previous exclusion from the definition for REITs. The SOP has no bearing on whether an entity is considered an investment company under the Investment Company Act of 1940. Investment company accounting principles, among other things, require entities to report investments at fair value with the resulting changes in fair value reported in earnings. On October 17, 2007 the FASB issued an exposure draft to indefinitely defer the effective date of SOP 07-1 until it can reassess the statement’s provisions. Given that most of the Company’s investments are currently reported at fair value with changes in fair value included as a component of Stockholders’ equity, the provisions of SOP 07-1, as currently drafted and if applicable to Capstead, are not expected to have a material impact on the financial condition of the Company and have no impact on future taxable income; however, future operating results may be more volatile because of the inclusion of fair value changes in reported earnings.
Residential Mortgage Investments
As of September 30, 2007, Capstead’s residential mortgage securities portfolio consisted almost exclusively of ARM Agency Securities. ARM securities held by the Company are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to a margin over a current short-term interest rate index or begin doing so after an initial fixed-rate period subject to periodic and lifetime limits, referred to as caps. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. As of September 30, 2007, the Company’s ARM securities featured the following average current and fully-indexed weighted average coupon rates, net of servicing and other fees (“WAC”), net margins, periodic and lifetime caps, and months-to-roll (dollars in thousands):

			Fully	Average	Average	Average	Months
		Net	Indexed	Net	Periodic	Lifetime	To
ARM Type	Basis *	WAC	WAC	Margins	Caps	Caps	Roll

Current-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	$2,531,873	6.59%	6.19%	1.89%	4.30%	10.61	3.9
Ginnie Mae	568,262	5.88	5.54	1.54	1.00	9.89	5.5
Non-agency securities	24,690	7.22	7.25	2.10	1.69	11.30	5.3

	3,124,825	6.46	6.08	1.83	3.68	10.48	4.2

Longer-to-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	1,604,697	6.34	6.77	1.72	3.69	12.03	45.5

	$4,729,522	6.42	6.31	1.79	3.69	11.01	18.2

*	Basis represents the Company’s investment before unrealized gains and losses. As of September 30, 2007, the ratio of basis to related unpaid principal balance for the Company’s ARM securities was 101.31.
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
Through June 30, 2007, Capstead increased its residential mortgage securities portfolio to over $5.5 billion from $5.2 billion at December 31, 2006 with acquisitions of additional ARM Agency Securities. By increasing its portfolio leverage to 11.5 to 1, the Company was positioned to benefit from

(a) increasing yields on current-reset ARM securities, (b) future reductions of its borrowing costs were the Federal Reserve to begin reducing the federal funds rate and (c) attractive financing spreads on investments in longer-to-reset ARM securities supported by longer-term borrowings. In August 2007 liquidity in the credit markets contracted sharply, primarily in response to heightened concerns regarding delinquencies on subprime and other non-agency residential mortgage securities. With asset values falling and lenders becoming more cautious, many investors in these types of investments were forced to liquidate substantial amounts of their holdings. The distressed sales of these non-agency securities placed downward pressure on market values of all residential mortgage securities, including Agency Securities such as those that comprise over 99% of Capstead’s mortgage securities and similar investments portfolio. In light of these conditions, during August and early September Capstead proactively reduced its balance sheet leverage by selling $809 million of its lower-yielding, faster prepaying Agency Securities. The Company incurred a loss on sale of $6 million and a loss of $2 million from terminating related longer-dated repurchase arrangements. These actions reduced the Company’s investment portfolio to $4.78 billion at September 30, 2007 and reduced portfolio leverage to 10.3 to 1 at September 30, 2007.
Mortgage prepayments were relatively stable during the third quarter of 2007 at an annualized runoff rate of 30%. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, high levels of mortgage prepayments can put downward pressure on ARM security yields because the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as portfolio yield adjustments. To help lessen the Company’s exposure to higher levels of prepayments, the Company focuses on acquiring securities with relatively low investment premiums and limited prepay protection, when available at attractive pricing. Prepayments are generally lower during the winter months reflecting seasonal housing patterns in the United States and the Company currently anticipates that prepayments will be particularly low this winter due to weakness in the housing market, reduced mortgage industry loan origination capacity and tighter underwriting standards.
Commercial Real Estate-related Assets
Over the next several years, Capstead may invest a portion of its long-term investment capital in credit-sensitive commercial real estate-related assets, which may consist of subordinate mortgage loans, or mezzanine debt supported by interests in commercial real estate, that have attractive risk-adjusted returns. This strategy is designed to augment the Company’s core portfolio of residential ARM securities by providing an additional earnings stream that can help support overall earnings during periods of rising short-term interest rates and over the past year the Company has expanded its capabilities to internally source, close and monitor these more complicated and labor-intensive investments. As of September 30, 2007, the Company had committed $13 million or approximately 3% of its long-term investment capital to these assets, down from 5% at year-end. This reflects management’s cautious approach to this sector. While widening credit spreads in recent months have made commercial opportunities somewhat more compelling, management intends to focus its efforts on growing its holdings of residential ARM securities in the near term.
Commercial mortgage investments as of September 30, 2007 consisted of $8 million invested in a 75%-owned limited partnership with Crescent Real Estate Equities Company (“CEI”), and several loans totaling $5 million to a Dallas, Texas-based developer. The Company’s investment in the commercial loan partnership is reflected as an unconsolidated affiliate and the commercial loans are included with mortgage securities and similar investments on the Company’s balance sheet.
The partnership with CEI was formed to invest in a leveraged portfolio of subordinated commercial real estate loans meeting certain criteria over a two-year investment period that ended in August 2007. CEI manages the venture’s loan portfolio earning management fees and incentives based on portfolio performance. The partnership’s existing $38 million investment is financed using a committed master repurchase agreement. Amounts borrowed under this facility (currently $28 million) can change based on changes in the fair value of the pledged collateral and are repayable in four equal installments due quarterly beginning November 1, 2007. In August 2007 CEI was acquired by an affiliate of Morgan Stanley (NYSE: MS). Capstead is currently evaluating several options relative to the partnership with an expected resolution by year-end.
Mortgage Securities and Similar Investments Yield and Cost Analysis
The following yield and cost analysis illustrates results achieved during the third quarter of 2007 for the Company’s mortgage securities and similar investments and projected fourth quarter 2007 annualized portfolio yields, borrowing rates and financing spreads given the assumptions more fully described in the accompanying notes (dollars in thousands):

						Projected	Lifetime
	3rd Quarter Average			As of September 30, 2007		4th Quarter	Runoff
	Basis (a)	Yield/Cost	Runoff	Premiums	Basis (a)	Yield/Cost (b)	Assumptions

Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$14,379	6.40%	21%	$39	$13,833	6.42%	38%
ARMs	4,619,792	5.65	30	58,434	4,136,570	5.83	31
Ginnie Mae ARMs	601,958	5.62	36	2,611	568,262	5.63	29

	5,236,129	5.65	30	61,084	4,718,665	5.81	31

Non-agency Securities:
Fixed-rate	14,275	6.98	24	22	13,881	6.93	37
ARMs	25,300	6.95	20	225	24,690	6.63	38

	39,575	6.96	21	247	38,571	6.76	38
Commercial loans	4,562	18.62	—	(14)	5,042	18.37	—
Collateral for structured financings	5,558	7.91	22	86	5,281	7.91	30

	5,285,824	5.67	30	$61,403	4,767,559	5.81	31

Related borrowings:
30-day interest rates	3,395,942	5.35			2,919,365	4.88
>30-day interest rates	1,557,050	5.00			1,521,139	5.01
Structured financings	5,558	7.91			5,281	7.91

	4,958,550	5.25			4,445,785	4.93

Capital employed/ financing spread	$327,274	0.42			$321,774	0.88

Return on assets (c)		0.64				1.18

(a)	Basis represents the Company’s investment before unrealized gains and losses. Asset yields, runoff rates, borrowing rates and resulting financing spread are presented on an annualized basis.

(b)	Projected annualized yields and borrowing rates reflect management’s expectations for fourth quarter portfolio acquisitions (including approximately $1.2 billion in ARM Agency Securities acquired with the net proceeds of the Company’s recent common equity offering), ARM coupon resets and runoff rates, assuming no further changes in the federal funds rate beyond the October 31, 2007 action taken by the Federal Reserve to reduce the federal funds rate to 4.50%. Actual yields realized in future periods largely depend upon (i) changes in portfolio composition, (ii) ARM coupon resets, which are based on underlying indexes, (iii) near term runoff and (iv) changes in lifetime runoff assumptions. Interest rates on borrowings that reset every 30 days are based on a margin over the federal funds rate and therefore largely depend on changes or anticipated changes in the federal funds rate and market liquidity.

(c)	The Company generally uses its liquidity to pay down borrowings. Return on assets is calculated on an annualized basis assuming the use of this liquidity to reduce borrowing costs.
Yields on Capstead’s mortgage securities and similar investments improved during the three and nine months ended September 30, 2007, primarily reflecting the benefits of higher coupon interest rates on current-reset ARM securities, which constituted 66% of the portfolio as of September 30, 2007. Yields on current-reset ARM securities fluctuate with changes in mortgage prepayments and adjust to more current interest rates as coupon interest rates on the underlying mortgage loans reset periodically (typically once or twice a year to a margin over the corresponding six-month or one-year interest rate index or monthly based on a specified margin over an index such as one-year U.S. Treasury rates), subject to periodic and lifetime limits or caps. Actual yields will depend on portfolio composition as well as fluctuations in interest rates and mortgage prepayment rates.
Current-reset ARM securities totaled $3.12 billion as of September 30, 2007, and are supported by borrowings that are re-established monthly at current 30-day interest rates based on a margin over the federal funds rate. Interest rates on the Company’s 30-day borrowings averaged 5.35% for the third quarter of 2007 reflecting higher borrowing rates in August and September as a result of the recent contraction in market liquidity. Investments in longer-to-reset ARM securities totaled $1.61 billion as of September 30, 2007 and are supported to a large extent by longer-term borrowings that effectively lock-in financing spreads during a significant portion of these investments’ fixed-rate terms. As of September 30, 2007, such committed borrowings totaled $1.52 billion at a rate of 5.01% with an average maturity of 18 months.
With the reductions in the federal funds rate to 4.75% in mid-September and to 4.50% on October 31, 2007, financing spreads and net interest margins on the Company’s existing portfolio are improving significantly, even as the margin over the federal funds rate the Company pays on its 30-day borrowings remains, at least temporarily, at elevated levels. Additionally, Capstead has been able to take advantage of weak pricing for Agency Securities by rapidly deploying substantially all of the net proceeds from the Company’s recent common equity offering into approximately $1.2 billion of ARM Agency Securities. These acquisitions have purchase yields approximating 5.79% and consist of approximately 40% current-reset and 60% longer-to-reset ARM Agency Securities.
Overall financing spreads improved a modest six basis points quarter over quarter to average 42 basis points during the third quarter of 2007. While portfolio yields during the quarter were higher by 10 basis points, the improvement to financing spreads was partially offset by higher prevailing 30-day borrowing rates during much of the quarter as a consequence of the contraction in market liquidity. Overall, a lower average portfolio and an additional day of interest expense on borrowings (92 days in the third quarter versus 91 days in the second quarter) resulted in a slight decline in net interest margins from results achieved in the second quarter. As the benefits of higher yielding October portfolio acquisitions and lower 30-day borrowing rates as a result of the September and October reductions in the federal funds rate are realized, net interest margins and financial results are expected to continue improving.
Book Value per Common Share
As of September 30, 2007, Capstead’s book value per common share (total stockholders’ equity less liquidation preferences of the Company’s Series A and B preferred shares divided by shares outstanding) was $7.57, a decline of $0.56 from December 31, 2006, attributable primarily to the loss realized in connection with restructuring the portfolio and to lower valuations of the Company’s residential mortgage securities due to the recent contraction of market liquidity. Book value at September 30, 2007 excludes the benefit of the Company’s recent common equity offering of 11.5 million shares at $9.75 per share, before offering expenses, which added $0.60 per common share to book value upon closing on October 2, 2007. Unrealized losses of $9.4 million as of September 30, 2007 on the Company’s longer-term borrowings supporting longer-to-reset ARM securities are not reflected in book value. The fair value of these liabilities tends to move in the opposite direction of the fair value of the related longer-to-reset ARM securities; however, during the third quarter this natural offset did not occur because the fair value of the Company’s holdings of residential mortgage securities was negatively affected by the recent contraction in market liquidity.

Utilization of Long-term Investment Capital and Potential Liquidity
Capstead finances a majority of its holdings of residential mortgage securities with well-established investment banking firms using repurchase arrangements with the balance, or margin, supported by the Company’s long-term investment capital. Long-term investment capital includes preferred and common equity capital as well as unsecured borrowings, net of Capstead’s investment in related statutory trusts accounted for as unconsolidated affiliates. Assuming potential liquidity is available, borrowings can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, the actual level of cash and cash equivalents carried on Capstead’s balance sheet is significantly less important than the potential liquidity inherent in the Company’s investment portfolios. Potential liquidity is affected by, among other things, real (or perceived) changes in market value of assets pledged; principal prepayments; collateral requirements of our lenders; and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of financial leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolios (see “Liquidity and Capital Resources”). Capstead’s utilization of long-term investment capital and its estimated potential liquidity were as follows as of September 30, 2007 in comparison with December 31, 2006 (in thousands):

		Related	Capital	Potential
	Investments (a)	Borrowings	Employed (a)	Liquidity (a)

Residential mortgage securities	$4,776,043	$4,445,785	$330,258	$173,717
Commercial real estate-related assets	13,046	—	13,046	80

	$4,789,089	$4,445,785	343,304	173,797

Other assets, net of other liabilities			87,565	44,633
Third quarter common dividend			(776)	(776)	(b)

			$430,093	$217,654

Balances as of December 31, 2006	$5,269,355	$4,876,134	$439,962	$226,330

(a)	Investments are stated at carrying amounts on the Company’s balance sheet. Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources (uses) of liquidity such as unrestricted cash and cash equivalents, cash flow (requirements) distributions from commercial real estate-related assets and dividends payable.

(b)	The third quarter 2007 common dividend was declared September 13, 2007 and paid October 19, 2007 to stockholders of record as of September 28, 2007.
In order to prudently and efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves in the form of potential liquidity to fund margin calls (requirements to pledge additional collateral or pay down borrowings) required by monthly principal payments (that are not remitted to the Company for 20 to 45 days after any given month-end) and anticipated declines in the market value of pledged assets under stressed market conditions.
During the largely unprecedented contraction in market liquidity that began in August 2007, the Company experienced greater than anticipated margin calls due to declines in the market value of pledged assets that were exacerbated by perceptions on the part of some lenders that values had declined even further. While the Company met all margin calls during this period, management was also concerned with the possibility that lenders would require higher margin requirements on future 30-day borrowings. In response to this rapidly unfolding situation, the Company reduced its balance sheet leverage in order to improve its liquidity position. Although the imposition of higher margin requirements on future borrowings largely have not materialized and conditions in the credit markets have since improved, management anticipates operating with less leverage in the coming quarters than it did earlier in 2007 to lessen Capstead’s exposure to another period of severe market illiquidity.

RESULTS OF OPERATIONS
Comparative income statement data (interest income, net of related interest expense, in thousands, except for per share data) and key portfolio statistics (dollars in millions) were as follows:

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Income statement data:
Mortgage securities and similar investments:
Agency Securities	$8,102	$989	$24,795	$8,716
Non-agency Securities	155	110	455	430
Commercial loans	214	65	462	65

	8,471	1,164	25,712	9,211
Other revenue (expense):
Loss from portfolio restructuring	(8,276)	—	(8,276)	—
Other revenue	274	63	1,382	429
Interest on unsecured borrowings	(2,186)	(1,747)	(6,560)	(4,955)
Other operating expense	(1,678)	(1,627)	(4,891)	(4,876)

	(3,395)	(2,147)	7,367	(191)
Equity in earnings of unconsolidated affiliates	247	654	1,486	1,684

Net income (loss)	$(3,148)	$(1,493)	$8,853	$1,493

Diluted loss per common share	$(0.43)	$(0.35)	$(0.33)	$(0.73)

Key portfolio statistics:
Average yields:
Agency Securities	5.65%	5.02%	5.56%	4.76%
Non-agency Securities	6.96	6.34	6.83	6.04
Commercial loans	18.62	18.00	18.28	18.00
Collateral for structured financings	7.91	7.75	7.94	7.31
Total average yields	5.67	5.04	5.58	4.78
Average related borrowing rates:
30-day interest rates	5.35	5.33	5.32	4.95
Greater than 30-day interest rates	5.00	4.71	4.96	4.32
Structured financings	7.91	7.75	7.94	7.31
Total related borrowing rates	5.25	5.20	5.22	4.81

Average financing spreads	0.42	(0.16)	0.36	(0.03)

Average portfolio balances:
Agency Securities	$5,236	$4,868	$5,275	$4,737
Non-agency Securities	40	56	43	61
Commercial loans	5	1	3	1
Collateral for structured financings	5	6	6	8

	5,286	4,931	5,327	4,807
Related average borrowings	4,959	4,595	4,985	4,471

Average capital deployed	$327	$336	$342	$336

Average portfolio runoff rates	30%	31%	30%	31%

Net margins on Capstead’s mortgage securities and similar investments for the three and nine months ended September 30 2007 improved over levels achieved during the same periods of the prior year reflecting higher financing spreads and larger average holdings of ARM Agency Securities. A 58 basis point increase in average financing spreads during the third quarter of 2007 over the same period of the prior year contributed most of the improvement in net margins, with portfolio yields averaging 63 basis points higher during the current quarter while related average borrowing rates only increased 5 basis points. For the nine months ended September 30, 2007, average financing spreads improved 39 basis points over the corresponding period of the prior year with average yields and related average borrowing rates higher by 80 and 41 basis points, respectively.
As a result of a prolonged Federal Reserve rate tightening effort that increased the federal funds rate 425 basis points over a two year period to 5.25% by June 2006, financing spreads fell to a negative 16 basis points by the third quarter of 2006 before beginning to recover. With October acquisitions related to the deployment of the proceeds of the Company’s recent common equity offering and the 50 basis point reduction in the federal funds rate to 4.75% on September 18, 2007 and another 25 basis point reduction to 4.50% on October 31, 2007, financing spreads and net margins should be significantly higher in the coming quarters. This illustrates how the Company is impacted immediately when short-term interest rates rise (and fall) while current-reset ARM security yields change slowly in comparison because coupon interest rates on the underlying mortgage loans may only reset once a year and the amount of each reset can be limited or capped.
In response to the sharply contracting liquidity in the credit markets that began in August 2007, Capstead proactively reduced its balance sheet leverage by selling $809 million of Agency Securities. The Company incurred a loss on sale of $6 million and a loss of over $2 million from terminating related longer-dated repurchase arrangements.
Even with the recent reduction in balance sheet leverage, average outstanding balances of Agency Securities during the three and nine months ended September 30, 2007 were higher by $368 million and $538 million over the same periods of the prior year primarily as a result of the Company fully deploying long-term investment capital raised in late 2005 and in September 2006. Non-agency Securities contributed more to operating results during the three and nine months ended September 30, 2007 because of higher financing spreads and despite lower average balances outstanding as this legacy portfolio, consisting primarily of released collateral from structured financings originally issued in the early 1990’s, continues to runoff. During the third quarter of 2006 the Company funded several relatively small subordinated loans to a Dallas, Texas-based developer and a follow-on $2 million loan was extended to the same developer in July 2007 resulting in increased earnings from commercial real estate-related assets during 2007.
The year-to-date increase in other revenue primarily reflects the first quarter 2007 release of approximately $1 million in funds held in trust related to certain of the Company’s Non-agency Securities previously designated as collateral for structured financings, net of related taxes. Any future releases of funds of this nature are expected to be minimal. During the third quarter of 2007 income from overnight investments was higher than during the same period in 2006.
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
Equity in earnings of unconsolidated affiliates includes equity in earnings of the commercial loan partnership with CEI totaling $182,000 and $1,291,000 during the three and nine months ended September 30, 2007, respectively. The two year investment period for this venture lapsed in August 2007 and in June 2007 one of its two remaining investments repaid lowering the outstanding portfolio from $63 million to $38 million which lowered the venture’s earnings capacity. The Company’s equity in earnings of its statutory trusts totaled $65,000 and $195,000 for the three and nine months ended September 30, 2007, respectively (consisting solely of the trust common securities’ pro rata share in interest on the Company’s junior subordinated notes discussed above).
Interest Rate Sensitivity on Operating Results
Capstead performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All investments, borrowings and any Derivatives held are included in this analysis. The sensitivity of components of other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. The model incorporates management’s assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums. These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior under normal market conditions unaffected by changes in market liquidity. Capstead had the following estimated earnings sensitivity profile as of September 30, 2007 and December 31, 2006, respectively (dollars in thousands):

	Federal	10-year U.S.
	Funds	Treasury
	Rate	Rate	Immediate Change In:*
			Down	Down		Up	Up
30-day to one-year rates			1.00%	1.00%	Flat	1.00%	1.00%

			Down		Down		Up
10-year U.S. Treasury rate			1.00%	Flat	1.00%	Flat	1.00%

Projected 12-month earnings change:
September 30, 2007	4.75%	4.59%	$6,800	$9,900	$(6,800)	$(12,200)	$(8,800)
December 31, 2006	5.25	4.70	11,900	14,300	(5,500)	(24,700)	(21,700)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.
Income simulation modeling is the primary tool used by management to assess the direction and magnitude of changes in net margins on investments resulting solely from changes in interest rates. Key assumptions in the model include mortgage prepayment rates, adequate levels of market liquidity, changes in market conditions, portfolio leverage levels, and management’s investment capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net margins or precisely predict the impact of higher or lower interest rates on net margins. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors.

LIQUIDITY AND CAPITAL RESOURCES
Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than the Company’s potential liquidity available under its borrowing arrangements. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of September 30, 2007. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.
Borrowings under repurchase arrangements secured by residential mortgage securities totaled $4.45 billion at September 30, 2007. Borrowings supporting current-reset ARM securities routinely have maturities of 30 days or less, while the Company typically finances a significant portion of its investments in longer-to-reset ARM securities with longer-term arrangements (see discussion above under “Mortgage Securities and Similar Investments Yield and Cost Analysis”). Capstead has uncommitted repurchase facilities with over 20 investment banking firms to finance its investments in residential mortgage securities, subject to certain conditions. As of September 30, 2007, the Company had borrowings with 10 of these counterparties. Interest rates on these borrowings are generally based on a margin over the federal funds rate (or a corresponding benchmark rate for longer-term arrangements) and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries.
Capstead is evaluating several options relative to its 75%-owned commercial loan partnership with CEI. CEI was acquired by an affiliate of Morgan Stanley in August 2007. This venture currently has investments totaling $38 million supported by $28 million in borrowings under a committed master repurchase agreement from a major investment banking firm and $11 million in partners’ equity (Capstead’s 75% share, approximately $8 million). Quarterly repayments of amounts drawn under the repurchase agreement begin November 1, 2007. The Company anticipates reaching a resolution regarding its continued involvement in this venture by year-end.
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
During 2004 Capstead raised over $64 million of new common equity through limited open market sales. No such sales occurred during 2005 or 2006, but sales resumed during the second quarter of 2007 with the issuance of 138,000 common shares at an average price of $10.04, after expenses, which raised $1.4 million of new common equity capital. These sales were accretive to book value by approximately $0.01 per common share and the proceeds were invested in additional ARM Agency Securities. Such sales may resume in the coming quarters.

On September 19, 2007 the Company announced an 8.5 million common share public offering that was subsequently increased to 10 million shares when priced on September 26, 2007 at $9.75 per share. The offering closed October 2, 2007. After exercise of the underwriters’ over-allotment option for an additional 1.5 million shares, the issuance totaled 11.5 million shares with net proceeds of nearly $106 million after underwriting discounts, commissions and estimated offering expenses. This issuance was accretive to book value by approximately $0.60 per common share on the date of closing. The proceeds have been substantially deployed into approximately $1.2 billion of additional ARM Agency Securities. The accompanying September 30, 2007 financial statements and related disclosures do not reflect the issuance of these shares.
RISK FACTORS
An investment in Capstead’s debt and equity securities involves various risks. An investor should carefully consider the following risk factors in conjunction with the other information contained in this filing before purchasing the Company’s securities. The risks discussed herein can adversely affect the Company’s business, liquidity, operating results, prospects and financial condition, causing the market price of the Company’s securities to decline, which could cause an investor to lose all or part of his/her investment. The risk factors described below are not the only risks that may affect the Company. Additional risks and uncertainties not presently known to the Company also may adversely affect the Company’s business, liquidity, operating results, prospects and financial condition.
Risks Related to Capstead’s Business
Periods of illiquidity in the mortgage markets may reduce amounts available to be borrowed under Capstead’s repurchase arrangements, which could negatively impact the Company’s financial condition and earnings.  Capstead finances its mortgage securities by pledging mortgage securities as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amount borrowed under a repurchase arrangement is limited to a percentage of the estimated market value of the pledged collateral and is specified at the inception of the transaction. The portion of the pledged collateral held by the lender that is not advanced under the repurchase arrangement is referred to as margin collateral and the resulting margin percentage is required to be maintained throughout the term of the borrowing. If the market value of the pledged collateral as determined by the Company’s lenders declines, the Company may be subject to margin calls wherein the lender requires the Company to pledge additional collateral to reestablish the agreed-upon margin percentage. Because market illiquidity tends to put downward pressure on asset prices, Capstead may be presented with substantial margin calls during such periods. If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses. At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.
Periods of rising interest rates may reduce amounts available to be borrowed under Capstead’s repurchase arrangements, which could negatively impact the Company’s financial condition and earnings.  Because rising interest rates tend to put downward pressure on asset prices, Capstead may be presented with substantial margin calls during such periods. If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses. At such times the Company may determine it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.
If Capstead is unable to negotiate favorable terms and conditions on future repurchase arrangements with one or more of the Company’s counterparties, the Company’s financial condition and earnings could be negatively impacted.  The terms and conditions of each repurchase arrangement are negotiated on a transaction-by-transaction basis, and these borrowings generally are renewed, or “rolled,” at maturity. Key terms and conditions of each transaction include interest rates, maturity dates, asset pricing procedures and margin requirements. The Company cannot assure you that it will be able to continue to negotiate favorable terms and conditions on its future repurchase arrangements. Also, during periods of market illiquidity or due to perceived credit quality deterioration of the collateral pledged, a lender may require that less favorable asset pricing procedures be employed or the margin requirement be increased. Under these conditions, the Company may determine it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.
Most of Capstead’s borrowings under repurchase arrangements support its holdings of current-reset ARM securities and routinely have maturities of 30 days or less. Interest rates on these borrowings are generally based on a margin over the federal funds rate. Borrowings under longer-term repurchase arrangements that support the Company’s holdings of longer-to-reset ARM securities are generally based on a corresponding longer-term benchmark rate. The Company’s ability to achieve its investment objectives depends on its ability to renew or replace maturing borrowings on a continuous basis. If the Company is not able to renew or replace maturing borrowings, it would be forced to sell some of its assets under possibly adverse market conditions, which may adversely affect its profitability.
This risk is increased if Capstead relies significantly on any single counterparty for a significant portion of its repurchase arrangements. As of September 30, 2007, the Company’s largest single counterparty (Cantor Fitzgerald & Company) accounted for $1.45 billion in repurchase arrangements that had an average maturity of 18 months.
Capstead’s use of repurchase arrangements to borrow money may give the Company’s lenders greater rights in the event of bankruptcy.  Borrowings made under repurchase arrangements may qualify for special treatment under the U.S. Bankruptcy Code. This may make it difficult for the Company to recover its pledged assets if a lender files for bankruptcy. In addition, if the Company ever files for bankruptcy, lenders under the Company’s repurchase arrangements may be able to avoid the automatic stay provisions of the U.S. Bankruptcy Code and take possession of, and liquidate, the Company’s collateral under these arrangements without delay.
Capstead may sell assets for various reasons, including a change in the Company’s investment focus, which could increase earnings volatility.  Capstead may periodically sell assets to enhance its liquidity during periods of market illiquidity or rising interest rates. Additionally the Company may change its investment focus requiring it to sell some portion of its existing investments. Transactional gains or losses resulting from any such asset sales, or from terminating any related longer-dated repurchase arrangements, will likely increase the Company’s earnings volatility.
Changes in interest rates, whether increases or decreases, may adversely affect Capstead’s earnings.  Capstead’s earnings currently depend primarily on the difference between the interest received on its mortgage securities and similar investments and the interest paid on its related borrowings. The Company typically finances all of its current-reset ARM securities and a portion of its longer-to-reset ARM securities using 30-day repurchase arrangements with interest rates that are based on a margin over the federal funds rate. Because only a portion of the ARM loans underlying the Company securities reset each month and the term of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan, in a rising short-term interest rate environment, interest rates on related borrowings can rise to levels that may exceed yields on these securities, contributing to lower or even negative financing spreads and adversely affecting earnings. At other times, during periods of relatively low short-term interest rates, declines in the indices used to reset ARM loans may negatively affect yields on the Company’s ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, its earnings would be adversely affected.

An increase in prepayments may adversely affect Capstead’s earnings.  When short- and long-term interest rates are at nearly the same levels (i.e., a “flat yield curve” environment), or when long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying residential mortgage securities generally increases. Prolonged periods of high mortgage prepayments can significantly reduce the expected life of these investments; therefore, the actual yields the Company realizes can be lower due to faster amortization of investment premiums.
The lack of availability of suitable investments at attractive pricing may adversely affect Capstead’s earnings.  To the extent the proceeds from prepayments on Capstead’s mortgage securities and similar investments are not reinvested or cannot be reinvested at a rate of return at least equal to the rate previously earned on those investments, the Company’s earnings may be adversely affected. Capstead cannot assure investors that the Company will be able to acquire suitable investments at attractive pricing and in a timely manner to replace portfolio runoff as it occurs or that the Company will maintain the current composition of its investments, consisting primarily of ARM Agency Securities.
Capstead may invest in derivatives to mitigate the Company’s interest rate risk on its mortgage securities and similar investments and its related borrowings, which may negatively affect the Company’s liquidity, financial condition or earnings.  The Company may invest in such instruments from time to time with the goal of achieving more stable financing spreads on a portion of its mortgage securities and similar investment portfolio. However, these activities may not have the desired beneficial impact on the Company’s liquidity, financial condition or earnings. For instance, the pricing of assets being hedged and the pricing of the related derivatives may deteriorate at the same time leading to margin calls on both the hedged assets and the derivatives, negatively impacting the Company’s liquidity. Should Capstead be required to sell or assign derivatives in such a situation, the Company may incur losses. No such derivative activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.
Capstead may be unable to invest the net proceeds raised in a debt or equity offering on acceptable terms or at all, which could affect the Company’s earnings.  Capstead will have broad authority to use the net proceeds from any sale of its debt or equity securities to either invest in additional mortgage securities and similar investments on a leveraged basis or provide additional liquidity to the Company for paying any margin calls that may be made by its repurchase arrangement counterparties. Capstead cannot assure that the Company will be able to use any such proceeds to invest in additional mortgage securities and similar investments or that mortgage securities and similar investments that meet its investment criteria will be available for the Company to purchase at attractive prices.
Capstead is dependent on its executives and employees and the loss of one or more of its executive officers could harm the Company’s business and its prospects.  As a self-managed REIT, Capstead is dependent on the efforts of its key officers and employees, most of whom have significant experience in the mortgage industry. Although most of the Company’s named executive officers and many of its other employees are parties to severance agreements, the Company’s key officers and employees are not subject to employment agreements with non-compete clauses, nor has Capstead acquired key man life insurance policies on any of these individuals. The loss of any of their services could have an adverse effect on the Company’s operations.
Potential requirements to adopt generally accepted accounting principles for investment companies may increase Capstead’s earnings volatility.  Under current generally accepted accounting principles, most of Capstead’s investments are recorded at fair value on its balance sheet with resulting changes in fair value reported in other comprehensive income (loss), not on the income statement as a component of net income and earnings per share. Under certain proposed accounting rule changes, Capstead may be required to adopt accounting principles followed by investment companies. This would entail reporting changes in fair value of the Company’s investments in earnings, which would likely increase volatility of the Company’s reported earnings and earnings per share.
Commercial real estate-related assets may expose investors to greater risks of loss than investments in residential mortgage securities.  Commercial mortgage securities are typically secured by a relatively small pool of loans and individual commercial mortgage loans typically have a single obligor. The repayment of a loan secured by an income-producing property is typically dependent upon the successful operation of the related real estate project and the ability of the applicable property to produce net operating income rather than upon the liquidation value of the underlying real estate. The repayment of loans secured by development properties is typically dependent upon the successful development of the property for its intended use and (a) the subsequent lease-up such that the development becomes a successful income-producing property or (b) the subsequent sale of some or all of the property for adequate consideration. In the event cash flows from operating or developing a commercial property are insufficient to cover all debt service requirements, junior liens generally absorb the shortfall. As a result, declines in current or anticipated cash flows, among other factors, can lead to declines in value of the underlying real estate large enough that the aggregate outstanding balances of senior and junior liens could exceed the value of the real estate. In the event of default, the junior lienholder may need to make payments on the senior loans to preserve its rights to the underlying real estate and prevent foreclosure. Because the senior lienholders generally have priority on proceeds from liquidating the underlying real estate, junior lienholders may not recover all or any of their investment.
Additionally, Capstead may leverage its commercial real estate-related assets through the use of secured borrowing arrangements, the availability of which may be predicated on the fair value of the underlying collateral. Similar to investments in residential mortgage securities financed with repurchase arrangements, declines in the value of this collateral could lead to increased margin calls, or loss of financing altogether, reducing the Company’s liquidity and potentially leading to losses from the sale of such investments under adverse market conditions.
Risks Related to Capstead’s Status as a REIT and Other Tax Matters
If Capstead does not qualify as a REIT, the Company will be subject to tax as a regular corporation and face substantial tax liability.  Capstead has elected to be taxed as a REIT for federal income purposes and intends to continue to so qualify. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize the Company’s REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for the Company to qualify as a REIT. If Capstead fails to qualify as a REIT in any tax year, then:
•	The Company would be taxed as a regular domestic corporation, which, among other things, means that the Company would be unable to deduct dividends paid to its stockholders in computing taxable income and would be subject to federal income tax on its taxable income at regular corporate rates.

•	Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders, and Capstead would not be required to make distributions of the Company’s income.

•	Unless Capstead were entitled to relief under applicable statutory provisions, the Company would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which the Company lost its qualification, and, thus, the Company’s cash available for distribution to stockholders would be reduced for each of the years during which the Company did not qualify as a REIT.
Even if Capstead remains qualified as a REIT, the Company may face other tax liabilities that reduce its earnings.  Even if Capstead remains qualified for taxation as a REIT, the Company may be subject to certain federal, state and local taxes on its income and assets. For example:
•	The Company will be required to pay tax on any undistributed REIT taxable income.

•	The Company may be required to pay the “alternative minimum tax” on any items of tax preference.

•	The Company may operate taxable REIT subsidiaries that are required to pay taxes on any taxable income earned.
Complying with REIT requirements may cause Capstead to forego otherwise attractive opportunities.  To qualify as a REIT for federal income tax purposes, Capstead must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts that it distributes to its stockholders, and the ownership of its stock. The Company may be required to make distributions to stockholders at disadvantageous times or when it does not have funds readily available for distribution. As a result, compliance with the REIT requirements may hinder the Company’s ability to operate solely on the basis of maximizing profits.
Complying with REIT requirements may limit Capstead’s ability to hedge effectively.  The REIT provisions of the Internal Revenue Code may limit Capstead’s ability to hedge mortgage securities and related borrowings by requiring it to limit its income in each year from qualified hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of the Company’s gross income. In addition, the Company must limit its aggregate income from nonqualified hedging transactions, from providing certain services, and from other non-qualifying sources to not more than 5% of its annual gross income. As a result, the Company may have to limit its use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than the Company would otherwise incur. If the Company were to violate the 25% or 5% limitations, it may have to pay a penalty tax equal to the amount of gross income in excess of those limitations, multiplied by a fraction intended to reflect its profitability. If the Company fails to satisfy the REIT gross income tests, unless its failure was due to reasonable cause and not due to willful neglect, the Company could lose its REIT status for federal income tax purposes.
Complying with REIT requirements may force Capstead to liquidate otherwise attractive investments.  To qualify as a REIT, Capstead must also ensure that at the end of each calendar quarter at least 75% of the value of its assets consists of cash, cash items, United States government securities and qualified REIT real estate assets. The remainder of the Company’s investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company’s assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of its total securities can be represented by securities of one or more taxable REIT subsidiaries. If the Company fails to comply with these requirements at the end of any calendar quarter, it must correct such failure within 30 days after the end of the calendar quarter to avoid losing its REIT status and suffering adverse tax consequences. As a result, the Company may be required to liquidate otherwise attractive investments.
Complying with REIT requirements may force Capstead to borrow to make distributions to stockholders.  As a REIT, Capstead must distribute at least 90% of its annual taxable income (subject to certain adjustments) to its stockholders. To the extent that the Company satisfies the distribution requirement, but distributes less than 100% of its taxable income, the Company will be subject to federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to its stockholders in a calendar year is less than a minimum amount specified under the federal tax laws. From time to time, the Company may generate taxable income greater than its net income for financial reporting purposes or its taxable income may be greater than the Company’s cash flow available for distribution to stockholders. If the Company does not have other funds available in these situations, it could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable it to pay out enough of its taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase the Company’s costs or reduce its stockholders’ equity.
Capstead may be subject to adverse legislative or regulatory tax changes that could reduce the market price of the Company’s securities.  At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may change. Any such changes in laws or interpretations thereof may apply retroactively and could adversely affect Capstead or its stockholders. For example, the Jobs and Growth Tax Relief Reconciliation Act of 2003 reduced the maximum rate of tax applicable to individuals on dividend income from regular C corporations from 38.6% to 15.0%. This reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and stockholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs will not qualify for the dividend tax reduction. As such, investors may view stocks of non-REIT dividend paying corporations as more attractive relative to shares of REITs than was the case previously. Capstead cannot predict any impact on the value of its securities from adverse legislative or regulatory tax changes such as the Jobs and Growth Tax Act of 2003.
An investment in Capstead’s securities has various federal, state and local income tax risks that could affect the value of an investor’s investment.  The Company strongly urges investors to consult their own tax advisor concerning the effects of federal, state and local income tax law on an investment in the Company’s securities, because of the complex nature of the tax rules applicable to REITs and their stockholders.
Risk Factors Related to Capstead’s Corporate Structure
There are no assurances of Capstead’s ability to pay dividends in the future.  Capstead intends to continue paying quarterly dividends and to make distributions to its stockholders in amounts such that all or substantially all of the Company’s taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable the Company to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. However, the Company’s ability to pay dividends may be adversely affected by the risk factors described in this filing. All distributions will be made at the discretion of the Company’s board of directors and will depend upon its earnings, its financial condition, maintenance of its REIT status and such other factors as the Company’s board of directors may deem relevant from time to time. There are no assurances of the Company’s ability to pay dividends in the future. In addition, some of the Company’s distributions may include a return of capital.

Failure to maintain an exemption from the Investment Company Act of 1940 would adversely affect Capstead’s results of operations.  The Investment Company Act of 1940 exempts from regulation as an investment company any entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Capstead believes that it conducts its business in a manner that allows the Company to avoid registration as an investment company under the Investment Company Act of 1940. If the Company were to be regulated as an investment company, its ability to use leverage would be substantially reduced and it would be unable to conduct business as described in this filing.
The Securities and Exchange Commission, or SEC, staff’s position generally requires Capstead to maintain at least 55% of its assets directly in qualifying real estate interests to be able to be exempted from regulation as an investment company. To constitute a qualifying real estate interest under this 55% requirement, a real estate interest must meet various criteria. In satisfying this 55% requirement, the Company may treat mortgage-backed securities issued with respect to an underlying pool to which it holds all issued certificates as qualifying real estate interests. Mortgage securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. If the SEC or its staff adopts a contrary interpretation of its current treatment, the Company could be required to sell a substantial amount of its securities or other non-qualified assets under potentially adverse market conditions.
Pursuant to Capstead’s charter, its board of directors has the ability to limit ownership of the Company’s capital stock, to the extent necessary to preserve its REIT qualification.  For the purpose of preserving Capstead’s REIT qualification, its charter gives its board of directors the ability to repurchase outstanding shares of the Company’s capital stock from existing stockholders if the directors determine in good faith that the concentration of ownership by such individuals, directly or indirectly, would cause the Company to fail to qualify or be disqualified as a REIT. Constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of outstanding stock by an individual or entity could cause that individual or entity to own constructively a greater concentration of the Company’s outstanding stock than is acceptable for REIT purposes, thereby giving the Company’s board of directors the ability to repurchase any excess shares.
Because provisions contained in Maryland law and Capstead’s charter may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares.  Provisions contained in Capstead’s charter and Maryland general corporation law may have effects that delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for the Company’s common stock or purchases of large blocks of the Company’s common stock, thereby limiting the opportunities for its stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:
•	Repurchase Rights. The repurchase rights granted to Capstead’s board of directors in the Company’s charter limits related investors, including, among other things, any voting group, from owning common stock if the concentration owned would jeopardize the Company’s REIT status.

•	Classification of preferred stock: Capstead’s charter authorizes its board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of the Company, even if a change in control were in its stockholders’ best interests.

Maryland statutory law provides that an act of a director relating to or affecting an acquisition or a potential acquisition of control of a corporation may not be subject to a higher duty or greater scrutiny than is applied to any other act of a director. Hence, directors of a Maryland corporation are not required to act in takeover situations under the same standards as apply in Delaware and other corporate jurisdictions.
Capstead may change its policies without stockholder approval.  Capstead’s board of directors and management determine all of its policies, including its investment, financing and distribution policies and may amend or revise these policies at any time without a vote of the Company’s stockholders. Policy changes could adversely affect the Company’s financial condition, results of operations, the market price of its common stock and/or preferred stock or the Company’s ability to pay dividends or distributions.
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
Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:
•	Amortization of Investment Premiums on Financial Assets – Investment premiums on financial assets are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. For most of Capstead’s financial assets, estimates and judgments related to future levels of mortgage prepayments are critical to this determination. Mortgage prepayment expectations can vary considerably from period to period based on current and projected changes in interest rates and other factors such as portfolio composition. Management estimates mortgage prepayments based on past experiences with specific investments within the portfolio, and current market expectations for changes in the interest rate environment. Should actual runoff rates differ materially from these estimates, investment premiums would be expensed at a different pace.

•	Fair Value and Impairment Accounting for Financial Assets – Most of Capstead’s investments are financial assets held in the form of mortgage securities that are classified as held available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity. Considerable judgment is required interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity (see “NOTE 9” to the accompanying unaudited consolidated financial statements for discussion of how Capstead values its financial assets). Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of an individual asset below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge.

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
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2007.
PART II. — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits: The following Exhibits are presented herewith:

Exhibit 12 — Computation of Ratio of Income from Continuing Operations (before fixed charges) to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31.1 — Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 32 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated July 26, 2007 furnishing the press release announcing second quarter 2007 results

Current Report on Form 8-K dated July 26, 2007 announcing a conference call and audio webcast to discuss second quarter financial results with the investment community and filing related investor presentation materials

Current Report of Form 8-K dated September 26, 2007 to file the underwriting agreement and related documents relative to the Company’s 11.5 million common share public offering that closed October 2, 2007
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: October 31, 2007	By:	/s/ ANDREW F. JACOBS Andrew F. Jacobs President and Chief Executive Officer

Date: October 31, 2007	By:	/s/ PHILLIP A. REINSCH Phillip A. Reinsch Executive Vice President and Chief Financial Officer