Form 10-Q
period 2008-03-31
CAPSTEAD MORTGAGE CORP
filed 2008-05-12
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	53,599,208 as of May 12, 2008

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

ITEM 1. FINANCIAL STATEMENTS
PART I. — FINANCIAL INFORMATION
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2008	December 31, 2007

	(unaudited)
Assets:
Mortgage securities and similar investments ($7.2 billion pledged under repurchase arrangements)	$7,397,593	$7,108,719
Investments in unconsolidated affiliates	3,117	3,117
Receivables and other assets	140,578	90,437
Cash and cash equivalents	101,355	6,653

	$7,642,643	$7,208,926

Liabilities:
Repurchase arrangements and similar borrowings	$6,796,290	$6,500,362
Unsecured borrowings	103,095	103,095
Interest rate swap agreements at fair value	30,052	2,384
Common stock dividend payable	25,957	9,786
Accounts payable and accrued expenses	34,515	32,382

	6,989,909	6,648,009

Stockholders’ equity:
Preferred stock — $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 202 shares issued and outstanding at March 31, 2008 and December 31, 2007 ($3,315 aggregate liquidation preference)	2,826	2,828
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at March 31, 2008 and December 31, 2007 ($180,025 aggregate liquidation preference)	176,705	176,705
Common stock — $0.01 par value; 100,000 shares authorized:
49,918 and 40,819 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	499	408
Paid-in capital	832,712	702,170
Accumulated deficit	(358,155)	(358,155)
Accumulated other comprehensive income (loss)	(1,853)	36,961

	652,734	560,917

	$7,642,643	$7,208,926

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended March 31
	2008	2007

Mortgage securities and similar investments:
Interest income	$106,351	$72,142
Interest expense	(69,306)	(63,589)

	37,045	8,553

Other revenue (expense):
Loss from portfolio restructuring	(1,408)	—
Other revenue	843	871
Interest expense on unsecured borrowings	(2,187)	(2,187)
Other operating expense	(4,211)	(1,674)

	(6,963)	(2,990)

Income before equity in earnings of unconsolidated affiliates	30,082	5,563

Equity in earnings of unconsolidated affiliates	65	664

Net income	$30,147	$6,227

Net income available to common stockholders:
Net income	$30,147	$6,227
Less cash dividends paid on preferred shares	(5,064)	(5,064)

	$25,083	$1,163

Net income per common share:
Basic	$0.54	$0.06
Diluted	$0.53	$0.06

Cash dividends declared per share:
Common	$0.520	$0.020
Series A Preferred	0.400	0.400
Series B Preferred	0.315	0.315
See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Quarter Ended March 31
	2008	2007

Operating activities:
Net income	$30,147	$6,227
Noncash items:
Amortization of investment premiums	7,127	5,671
Depreciation and other amortization	53	63
Equity-based compensation costs	320	214
Amounts related to interest rate swap agreements	186	—
Loss from portfolio restructuring	1,408	—
Net change in receivables, other assets, accounts payable and accrued expenses	(43,543)	(5,172)

Net cash (used in) provided by operating activities	(4,302)	7,003

Investing activities:
Purchases of mortgage securities and similar investments	(1,461,893)	(524,395)
Proceeds from sales of mortgage securities and similar investments	766,800	—
Principal collections on mortgage securities and similar investments	384,104	423,150
Investment in unconsolidated affiliates	—	26

Net cash used in investing activities	(310,989)	(101,219)

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	17,531,660	11,044,358
Principal payments on repurchase arrangements and similar borrowings	(17,235,730)	(10,944,771)
Early termination payment on interest rate swap agreement	(2,275)	—
Capital stock transactions	131,189	19
Dividends paid	(14,851)	(5,449)

Net cash provided by financing activities	409,993	94,157

Net change in cash and cash equivalents	94,702	(59)
Cash and cash equivalents at beginning of period	6,653	5,661

Cash and cash equivalents at end of period	$101,355	$5,602

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(unaudited)
NOTE 1 — BUSINESS
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
NOTE 2 — BASIS OF PRESENTATION
Interim Financial Reporting and Reclassifications
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.
Accounting for Seller-financed Acquisitions of Mortgage Securities
Capstead generally pledges its Mortgage securities and similar investments as collateral under repurchase arrangements and a portion of the Company’s acquisitions may initially be financed with sellers. Consistent with prevailing industry practice, the Company records such assets and the related borrowings gross on its balance sheet, and the corresponding interest income and interest expense gross on its income statement. In addition, the asset is typically a security held available-for-sale, and any change in fair value of the asset is recorded as a component of Accumulated other comprehensive income (loss).
In February 2008 the FASB issued Staff Position 140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP140-3”). Under FSP140-3, certain seller-financed acquisitions entered into after December 31, 2008 may not qualify as sales from the sellers’ perspective and the sellers may be required to continue to consolidate the assets sold. As a result, investors such as Capstead may be precluded from presenting these seller-financed acquisitions gross on their balance sheets and required to report these assets net of the related financings at fair value with related changes in fair value reported in earnings until such time as the assets are no longer financed with the sellers. FSP140-3 requires consideration as to whether this accounting should be followed in situations where acquisitions and subsequent financing by a seller are sufficiently linked. Management does not believe implementing FSP140-3 will have a material effect on Capstead’s results of operations, taxable income or financial condition. Also, it is not expected to affect the Company’s status as a REIT or cause it to fail to qualify for its exemption under Investment Company Act of 1940 which requires that the Company must, among other things, maintain at least 55% of its assets directly in qualifying real estate interests.
Fair Value Accounting Rule Changes
In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS157”). SFAS157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs are internally derived, reflecting what the reporting entity believes to be market assumptions. SFAS157 classifies these inputs into the following hierarchy:
•	Level One Inputs — Quoted prices for identical instruments in active markets.

•	Level Two Inputs — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level Three Inputs — Instruments with primarily unobservable value drivers.
In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS159”). This statement permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings.
In adopting SFAS157 and SFAS159 on January 1, 2008, the Company determined that it was not necessary to make any substantive changes to its valuation practices and that presently it will not report changes in fair value of any of its financial assets or liabilities in earnings as allowed under SFAS159. Therefore, the adoption of these standards did not have any impact on the Company’s consolidated financial statements.
The Company’s holdings of mortgage securities, nearly all of which are classified as held available-for-sale, are measured at fair value on a recurring basis using Level Two Inputs. See NOTE 10 for a discussion of fair value methodology utilized and other related fair value disclosures. The Company’s interest rate swap agreements are also measured at fair value on a recurring basis primarily using Level Two Inputs that utilize the standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts based on expected future interest rates derived from observable market interest rate curves. The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining the fair value of its interest rate swap agreements. In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation of these agreements. See NOTE 6 for related notional amount, terms and fair value disclosures related to these agreements.

NOTE 3 — EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income, after deducting preferred share dividends, by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income, after deducting dividends on convertible preferred shares when such shares are antidilutive, by the weighted average number of common shares and common share equivalents outstanding, giving effect to equity awards and convertible preferred shares, when such awards and shares are dilutive. For calculation purposes the Series A and B preferred shares are considered dilutive whenever basic earnings per common share exceeds each Series’ dividend divided by the conversion rate applicable for that period.
Components of the computation of basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Quarter Ended March 31
	2008	2007

Numerators for basic earnings per common share:
Net income	$30,147	$6,227
Less Series A and B preferred share dividends	(5,064)	(5,064)

Income available to common stockholders	$25,083	$1,163

Weighted average common shares outstanding	46,154	18,933

Basic earnings per common share	$0.54	$0.06

Numerators for diluted earnings per common share:
Net income	$30,147	$6,227
Less dividends on antidilutive convertible preferred shares	—	(5,064)

Income available to common stockholders	$30,147	$1,163

Denominator for diluted earnings per common share:
Weighted average common shares outstanding	46,154	18,933
Net effect of dilutive equity awards	441	121
Net effect of dilutive convertible preferred shares	9,818	—

	56,413	19,054

Diluted earnings per common share	$0.53	$0.06

Potentially dilutive securities excluded from the calculation of diluted earnings per common share were as follows (in thousands):

	Quarter Ended March 31
	2008	2007

Shares issuable under option awards	—	205
Convertible preferred shares:
Series A shares	—	202
Series B shares	—	15,819

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS
Mortgage securities and similar investments and related weighted average rates classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

		Investment
	Principal	Premiums		Carrying	Net	Average
	Balance	(Discounts)	Basis	Amount (a)	WAC (b)	Yield (b)

March 31, 2008
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$12,162	$34	$12,196	$12,219	6.64%	6.41%
ARMs	6,720,211	98,022	6,818,233	6,844,333	6.12	5.65
Ginnie Mae ARMs	468,412	2,328	470,740	474,972	5.70	5.45

	7,200,785	100,384	7,301,169	7,331,524	6.09	5.64

Residential mortgage loans:
Fixed-rate	6,882	(5)	6,877	6,877	7.06	7.10
ARMs	10,628	95	10,723	10,723	6.83	7.00

	17,510	90	17,600	17,600	6.92	7.04
Commercial real estate loans	43,633	(295)	43,338	43,338	8.51	10.82
Collateral for structured financings	5,048	83	5,131	5,131	8.15	7.96

	$7,266,976	$100,262	$7,367,238	$7,397,593	6.11	5.68

December 31, 2007
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$13,079	$36	$13,115	$13,138	6.63%	6.43%
ARMs	6,382,773	89,017	6,471,790	6,507,447	6.36	5.78
Ginnie Mae ARMs	515,091	2,465	517,556	521,288	5.87	5.62

	6,910,943	91,518	7,002,461	7,041,873	6.33	5.77

Residential mortgage loans:
Fixed-rate	7,412	(3)	7,409	7,409	7.05	7.14
ARMs	11,097	96	11,193	11,193	7.18	7.05

	18,509	93	18,602	18,602	7.13	7.08
Commercial real estate loans	43,435	(439)	42,996	42,996	10.46	12.21
Collateral for structured financings	5,162	86	5,248	5,248	8.14	8.07

	$6,978,049	$91,258	$7,069,307	$7,108,719	6.36	5.80

(a)	Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 10).

(b)	Net WAC, or weighted average coupons, net of servicing and other fees, are presented as of the indicated balance sheet date. Average Yields are presented for the quarter then ended calculated including the amortization of investment premiums and excluding unrealized gains and losses.
Agency Securities carry an implied AAA rating and therefore limited credit risk. Residential mortgage loans held by the Company were previously collateral underlying private residential mortgage pass-through securities formed before 1995 when Capstead operated a mortgage conduit. These loans are now carried as whole loans on the Company’s balance sheet with the related credit risk borne by the Company. Commercial real estate loans are subordinate loans that carry credit risk associated with specific commercial real estate collateral. Collateral for structured financings consists of private residential mortgage pass-through securities pledged to secure these securitizations. The related credit risk is borne by bondholders of the securitization to which the collateral is pledged. The maturity of mortgage securities is directly affected by the rate of principal prepayments on the underlying mortgage loans.

Fixed-rate investments are either residential mortgage loans or Agency Securities backed by mortgage loans with fixed rates of interest. Adjustable-rate investments generally are ARM Agency Securities backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities either (i) adjust annually based on specified margins over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London interbank offered rate (“LIBOR”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indexes such as one-month LIBOR or the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the loans.
As of March 31, 2008, commercial real estate loans consist of several subordinated loans totaling $5.2 million accruing interest at 18% and scheduled to pay off in 2008 through townhome and land sales, and $38.2 million in subordinated loans accruing interest at a margin over one-month LIBOR on a luxury hotel property in the Caribbean, also scheduled to pay off in 2008.
NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
To facilitate the issuance of Unsecured borrowings, in September and December 2005 and in September 2006 Capstead formed and capitalized a series of three Delaware statutory trusts through the issuance to the Company of the trusts’ common securities totaling $3.1 million (see NOTE 7). The Company’s equity in the earnings of the trusts consists solely of the common trust securities’ pro rata share in interest accruing on Unsecured borrowings issued to the trusts.
NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR
BORROWINGS, INCLUDING RELATED HEDGING ACTIVITY
Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements with well-established investment banking firms, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on a margin over the federal funds rate or a corresponding interest rate for longer-term borrowings and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls.
The commercial real estate loan borrowing, of which $7 million was repaid May 1, 2008 and the remainder is payable on August 9, 2008, accrues interest at a margin over one-month LIBOR. The maturity of outstanding structured financings is directly affected by the rate of principal prepayments on the related mortgage pass-through securities pledged as collateral and are currently subject to redemption by the residual bondholders.

Repurchase arrangements and similar borrowings, classified by type of collateral and maturities, and related weighted average interest rates were as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
	Borrowings	Average	Borrowings	Average
Collateral Type	Outstanding	Rate*	Outstanding	Rate*

Borrowings with maturities of 30 days or less:
Agency Securities	$4,268,212	2.92%	$4,963,674	4.93%
Residential mortgage loans	10,926	4.10	14,352	6.12

	4,279,138	2.93	4,978,026	4.93

Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	1,001,924	2.82	—	—
Agency Securities (91 to 360 days)	763,975	4.90	368,694	4.92
Agency Securities (greater than 360 days)	732,139	5.13	1,127,420	5.05

	2,498,038	4.13	1,496,114	5.02

Similar borrowings:
Commercial real estate loans	13,983	4.67	20,974	6.88
Collateral for structured financings	5,131	8.15	5,248	8.14

	$6,796,290	3.38	$6,500,362	4.96

*	Average rate is presented as of the indicated balance sheet date and does not include the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30-day borrowings (see below). After giving effect to these cash flow hedges, the Average rate was 3.50% at March 31, 2008.
Prior to changes in credit market conditions during the fall of 2007, Capstead made use of longer-dated repurchase arrangements to effectively lock in financing spreads on a portion of its investments in longer-to-reset ARM Agency Securities for a significant portion of the fixed-rate terms of these investments. As of March 31, 2008, these longer-term committed borrowings consisted of a series of repurchase arrangements totaling $1.50 billion with remaining terms of from six to 17 months and an average maturity of 12 months. Capstead had $82 million of its capital at risk with its largest single counterparty (Cantor Fitzgerald & Company) related to $1.42 billion of these borrowings. Late in 2007 the Company began using two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements for this purpose. As of March 31, 2008 the Company’s swap position consisted of 13 swap agreements with an aggregate notional amount of $1.70 billion, an average remaining term of 21 months and an average fixed-rate of 3.47%. The interest rate swap agreements have been designated as cash flow hedges of the variability of the underlying benchmark interest rate of certain current and forecasted 30-day repurchase arrangements. This hedge relationship in effect establishes a relatively stable fixed borrowing rate on the designated borrowings with the variable-rate payments to be received on the swap agreements generally offsetting the interest owed on the designated borrowings that reset monthly to market rates, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments.
As of March 31, 2008, a liability for $30.1 million was recorded on the balance sheet representing the fair value of the swap agreements at quarter-end. Included in Other revenue (expense) is a holding gain of $81,000 realized prior to designating one of these agreements as a cash flow hedge and included in Accumulated other comprehensive income (loss) are gross unrealized losses of $30.0 million incurred while the swap agreements were designated as cash flow hedges. In March 2008 a $100 million notional amount swap agreement was terminated for a realized loss of $2.3 million which is being amortized to earnings over the remaining 21 month term of the derivative (the related amortized balance in Accumulated other comprehensive income (loss) was $2.2 million as of March 31, 2008). During the first quarter of 2008 the effect of the Company’s hedging program utilizing swap agreements was a reduction in Interest expense of $374,000, consisting of net accrued cash inflows of $641,000 offset by measured hedge ineffectiveness of $267,000.

The weighted average effective interest rate on Repurchase arrangements and similar borrowings was 3.96% for first quarter 2008 including the effects of the swap agreements. The weighted average maturity of these borrowings was 3.5 months at March 31, 2008, with an average effective repricing period of 7.6 months including the effects of the interest rate swap agreements.
NOTE 7 — UNSECURED BORROWINGS
Unsecured borrowings consist of 30-year junior subordinated notes issued in September 2005, December 2005 and September 2006 by Capstead to Capstead Mortgage Trust I, Trust II and Trust III, respectively. These unconsolidated affiliates of the Company were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.8 million in remaining issue costs associated with these transactions. Note balances and related weighted average interest rates as of March 31, 2008 and December 31, 2007 (calculated including issue cost amortization) were as follows (dollars in thousands):

	Borrowings	Average
	Outstanding	Rate

Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.46
Capstead Mortgage Trust III	25,774	8.78

	$103,095	8.49

The junior subordinated notes pay interest to the trusts quarterly calculated at fixed rates of 8.19% to 8.685% for ten years from issuance and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead Mortgage Trust I notes and trust securities mature in October 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after October 30, 2010. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. The Capstead Mortgage Trust III notes and trust securities mature in September 2036 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016. The weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.49% during the quarter ended March 31, 2008.
NOTE 8 — RECENT COMMON EQUITY RAISES
In February 2008 Capstead completed its third public offering since September 2007 raising $126.7 million in new common equity capital, after underwriting discounts and offering expenses, through the issuance of 8.6 million common shares at a price of $15.50 per share. In March 2008 the Company raised an additional $4.6 million, after expenses, by issuing 360,100 common shares at an average price of $13.17 per share under its continuous offering program. In total, these issuances increased common equity capital by $131.3 million by quarter-end. Subsequent to quarter-end and through the filing date of this report, the Company further increased its common equity capital by $45.7 million, after expenses, through the issuance of 3,675,000 common shares at an average sales price of $12.72 per share under the continuous offering program. The Company may raise more capital in future periods subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important company-specific news. The accompanying March 31, 2008 financial statements and related disclosures do not reflect the effects of shares issued subsequent to quarter-end.

NOTE 9 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is net income plus other comprehensive income (loss). Other comprehensive income (loss) currently consists of the change in unrealized gain on mortgage securities classified as available-for-sale and amounts related to derivative financial instruments held as cash flow hedges. As of March 31, 2008, the Accumulated other comprehensive income (loss) component of Stockholders’ equity consisted of $30.4 million in net unrealized gains on mortgage securities held available-for-sale, $30.0 million in net unrealized losses on interest rate swap agreements held as cash flow hedges and a net unamortized balance of $2.2 million associated with terminated cash flow hedges. The following provides information regarding the components of comprehensive income (loss) (in thousands):

	Quarter Ended March 31
	2008	2007

Net income	$30,147	$6,227

Other comprehensive income (loss):
Amounts related to cash flow hedges:
Change in net unrealized losses	(27,544)	—
Early termination of interest rate swap agreement	(2,275)	—
Reclassification adjustment for amounts included in net income	62	(12)
Amounts related to available-for-sale securities:
Reclassification adjustments for amounts included in net income	1,408	—
Change in net unrealized gains	(10,465)	9,466

Other comprehensive income (loss)	(38,814)	9,454

Comprehensive income (loss)	$(8,667)	$15,681

NOTE 10 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS
Fair values of most of Capstead’s financial assets and liabilities are influenced by changes in, and market expectations for changes in, interest rates and market liquidity conditions, as well as other factors beyond the control of management. Fair values of Mortgage securities and similar investments are estimated at each balance sheet date considering recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions. Currently, only investments in mortgage securities classified as available-for-sale are reported at fair value on the Company’s balance sheet with unrealized gains and losses recorded as a component of Accumulated other comprehensive income (loss) in stockholder’s equity.
Fair value disclosures for mortgage securities classified as available-for-sale were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of March 31, 2008
Agency Securities	$7,289,238	$40,671	$10,316	$7,319,593
As of December 31, 2007
Agency Securities	$6,989,619	$42,023	$2,611	$7,029,031

Fair value disclosures for mortgage securities classified as held-to-maturity were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of March 31, 2008
Collateral released from structured financings (Agency Securities)	$11,931	$407	$—	$12,338
Collateral for structured financings	5,131	—	—	5,131

	$17,062	$407	$—	$17,469

As of December 31, 2007
Collateral released from structured financings (Agency Securities)	$12,842	$340	$—	$13,182
Collateral for structured financings	5,248	—	—	5,248

	$18,090	$340	$—	$18,430

Additional required disclosures for Mortgage securities and similar investments in an unrealized loss position were as follows (in thousands):

	March 31, 2008		December 31, 2007
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities in an unrealized loss position:
One year or greater	$246,222	$2,768	$323,751	$1,856
Less than one year	2,189,306	7,548	382,482	755

	$2,435,528	$10,316	$706,233	$2,611

Commercial and residential loans in an unrealized loss position:
One year or greater	$—	$—	$—	$—
Less than one year	52,598	1,463	42,248	748

	$52,598	$1,463	$42,248	$748

Managing a large portfolio of primarily ARM Agency Securities remains the core focus of Capstead’s investment strategy and management expects these securities will be held to maturity absent a major shift in the Company’s investment focus. By focusing on investing in relatively short-duration and highly liquid ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration assets. These declines can be recovered in a relatively short period of time as the coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment or prepay. Consequently, any such declines in value generally would not constitute other-than-temporary impairments in value necessitating impairment charges. From a credit risk and market liquidity perspective, the real or implied United States government guarantee associated with Agency Securities helps ensure that fluctuations in value due to perceived credit risk will be relatively modest and financing will remain available via repurchase arrangements.
In early March 2008 credit market conditions deteriorated, characterized by a significant contraction in market liquidity centering on concerns over pricing for mortgage securities, changes in terms of financing via short-term repurchase agreements and, most critically, the potential for adverse changes in the availability of financing to support leveraged portfolios of mortgage securities. In light of these conditions and concerns, Capstead began lowering its portfolio leverage through limited asset sales and other means. To this end, during March the Company sold Agency Securities with a cost basis of $768 million for a net realized loss of $1.4 million (gross realized losses of $2.7 million net of gross realized gains of $1.3 million) and temporarily curtailed replacing portfolio runoff. In addition, the Company has not invested over $30 million of the capital raised in its February follow-on offering or any of the capital raised since March under its continuous offering program. Finally, the Company has expanded the number of lending counterparties with whom it routinely does business. Together, these actions have reduced portfolio leverage significantly and increased financial flexibility, thereby improving the Company’s ability to withstand periods of contracting market liquidity.
Commercial real estate loans held by Capstead also declined in value with the contraction in market liquidity that began in August 2007. These loans are well collateralized and are all scheduled to pay off during 2008.
NOTE 11 — LONG-TERM INCENTIVE AND OTHER PLANS
The Company sponsors long-term incentive plans to provide for the issuance of stock awards, option awards and other incentive-based equity awards to directors and employees (collectively, the “Plans”). As of March 31, 2008, the Plans had 1,757,957 common shares remaining available for future issuance.
The Company also sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and discretionary contributions of up to another 3% of compensation regardless of participation in the plans. All Company contributions are subject to certain vesting requirements. Contribution expenses were $34,000 for the quarter ended March 31, 2008.
In May and June 2005 stock awards for a total of 172,600 common shares were issued to directors and employees (average grant date fair value: $7.86 per share) that vest in four annual installments, subject to certain restrictions, including continuous service. In December 2006 stock awards for a total of 197,500 common shares were issued to employees (grant date fair value: $8.19 per share) that vest in four annual installments beginning January 2, 2008, subject to similar restrictions. Also during 2006, stock awards for 21,457 common shares were issued to a new employee and certain directors (average grant date fair value: $6.86 per share), 6,457 shares of which were vested at grant with the remaining shares vesting proportionally over three years, subject to similar restrictions. In May 2007, stock awards totaling 6,000 common shares were issued to directors that vested April 15, 2008 (grant date fair value $9.81). In December 2007, stock awards totaling 150,000 common shares were issued to employees that vest in six annual installments beginning January 2, 2009 (grant date fair value $13.05) subject to similar restrictions. Stock award activity during the quarter ended March 31, 2008 is summarized below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Stock awards outstanding as of December 31, 2007	431,200	$9.82
Vested	(48,751)	8.19

Stock awards outstanding as of March 31, 2008	382,449	10.03

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
During 2005 option awards granted to directors and employees totaled 430,000 shares with an average price of $7.85 and an average fair value of $0.61 per share, which was determined using average expected terms of four years, volatility factors of 27%, dividend yields of 10% and risk-free rates of 3.76%. During 2006 option awards granted to directors and employees totaled 258,000 shares with an average price of $7.43 and an average fair value of $0.78 per share, which was determined using average expected terms of four years, volatility factors of 31%, dividend yields of 10% and risk-free rates of 4.91%. During 2007 option awards granted to directors and employees totaled 220,500 shares with an average price of $10.46 and an average fair value of $0.89 per share, which was determined using average expected terms of four years, volatility factors of 27%, dividend yields of 10% and risk-free rates of 4.60%. Option award activity during the quarter ended March 31, 2008 is summarized below:

	Number of	Weighted Average
	Shares	Exercise Price

Option awards outstanding as of December 31, 2007	948,656	$11.47
Expirations	(133,224)	29.91
Exercises	(264,057)	7.57

Option awards outstanding as of March 31, 2008	551,375	$8.88

The weighted average remaining contractual term, average exercise price and aggregate intrinsic value for the 41,625 exercisable option awards outstanding as of March 31, 2008 was seven years, $9.36 and $115,000. The total intrinsic value of option awards exercised during the quarter ended March 31, 2008 was $2.7 million. Unrecognized compensation costs for all unvested equity awards totaled $3.5 million as of March 31, 2008, to be expensed over a weighted average period of three years.
NOTE 12— NET INTEREST INCOME ANALYSIS
The following summarizes interest income, interest expense and weighted average interest rates related to Mortgage securities and similar investments (dollars in thousands):

	Quarter Ended March 31
	2008		2007
		Average		Average
		Effective		Effective
	Amount	Rate	Amount	Rate
Interest income	$106,351	5.68%	$72,142	5.50%
Interest expense	(69,306)	3.96	(63,589)	5.19

	$37,045	1.72	$8,553	0.31

Related changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

	Rate*	Volume*	Total*

Interest income	$2,434	$31,775	$34,209
Interest expense	(17,339)	23,056	5,717

	$19,773	$8,719	$28,492

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
Overview
Capstead Mortgage Corporation (together with its subsidiaries, “Capstead” or the “Company”) operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Capstead earns income from investing its long-term investment capital in real estate-related assets on a leveraged basis. Capstead’s core investment strategy is to conservatively manage a leveraged portfolio of residential adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae (collectively, “Agency Securities”). Agency Securities carry an implied AAA rating with limited, if any, credit risk. Management believes this strategy can produce attractive risk-adjusted returns over the long term while virtually eliminating credit risk and reducing, but not eliminating, sensitivity to changes in interest rates.
Capstead increased its long-term investment capital during the first quarter of 2008 by raising $131 million in new common equity capital through an underwritten public offering that closed in February 2008 and its continuous offering program. Together with $180 million of perpetual preferred stockholders’ equity and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts) Capstead ended the first quarter of 2008 with $753 million of long-term investment capital, up 14% from $661 million at the end of 2007. Subsequent to quarter-end, the Company further increased its long-term investment capital raising an additional $46 million in new common equity capital under its continuous offering program. The accompanying March 31, 2008 financial statements and related disclosures do not reflect the effects of shares issued subsequent to quarter-end.
Credit market conditions for investing in Agency Securities improved considerably in January and February 2008 from the relatively distressed levels experienced during the fall of 2007. However, in early March 2008 conditions again deteriorated, characterized by a significant contraction in market liquidity centering on concerns over pricing for mortgage securities, changes in terms of financing via short-term repurchase agreements and, most critically, the potential for adverse changes in the availability of financing to support leveraged portfolios of mortgage securities. In light of these conditions and concerns, Capstead began lowering its portfolio leverage through limited asset sales and other means. To this end, during March the Company sold Agency Securities with a cost basis of $768 million for a net realized loss of $1.4 million and temporarily curtailed replacing portfolio runoff. In addition, the Company has not invested over $30 million of the capital raised in its February follow-on offering or any of the capital raised since March under its continuous offering program. Finally, the Company has expanded the number of lending counterparties with whom it routinely does business. Together, these actions have reduced portfolio leverage significantly and increased financial flexibility, thereby improving the Company’s ability to withstand periods of contracting market liquidity.
As of March 31, 2008 Capstead’s mortgage securities and similar investments totaled $7.40 billion financed at a leverage ratio (secured borrowings divided by long-term investment capital) of nine-to-one compared to $7.11 billion at a leverage ratio of nearly ten-to-one at year-end. With the new common equity capital raised subsequent to quarter-end, the temporary curtailment of portfolio acquisitions, and improvements since quarter-end in the value of the Company’s swap position, Capstead’s portfolio leverage is currently approaching the low end of the Company’s traditional range of eight to 12 times long-term investment capital.
Financing spreads (the difference between yields on the Company’s investments and rates on related borrowings) averaged 172 basis points during the first quarter of 2008, up from 93 basis points earned during the fourth quarter of 2007. This increase of 79 basis points was primarily attributable to lower borrowing rates, which benefited from actions taken by the Federal Reserve Open Market Committee beginning in September 2007 to lower its target for the federal funds rate a total of 300 basis points to 2.25% by quarter-end.
The size and composition of Capstead’s investment portfolios depend on investment strategies being implemented by management, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage the Company’s investment capital. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, short-term interest rates, mortgage prepayments and market liquidity.
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
Recent Common Equity Offerings
In February 2008 Capstead completed its third public offering since September 2007 raising nearly $127 million in new common equity capital, after underwriting discounts and offering expenses, through the issuance of 8.6 million common shares at a price of $15.50 per share. In March 2008 the Company raised an additional $4.6 million, after expenses, by issuing 360,100 common shares at an average price of $13.17 per share under its continuous offering program. In total, these issuances increased common equity capital by $131 million during the first quarter and were accretive to year-end book value by $0.97 per common share. Subsequent to quarter-end, the Company further increased its common equity capital by nearly $46 million, after expenses, through the issuance of 3.7 million common shares at an average sales price of $12.72 per share under the continuous offering program. The Company may raise more capital in future periods, subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important company-specific news. The accompanying March 31, 2008 financial statements and related disclosures do not reflect the effects of shares issued subsequent to quarter-end.
Book Value per Common Share
As of March 31, 2008, Capstead’s book value per common share (total stockholders’ equity less liquidation preferences of the Company’s Series A and B preferred shares divided by shares outstanding) was $9.40, an increase of $0.15 from December 31, 2007. Most of the accretion from common equity offerings that closed prior to quarter-end was offset by lower quarter-end values assigned to the Company’s interest rate swap positions due primarily to lower prevailing market interest rates as well as lower values assigned to the Company’s residential mortgage securities portfolio primarily as a result of the market turmoil experienced in March. Higher market interest rates subsequent to quarter-end have led to a significant improvement in value of the Company’s swap positions and the ongoing recovery in financial market conditions has resulted in improved pricing for ARM Agency Securities relative to these higher rates. Together with accretive issuances of new common equity capital in April and to date in May, these developments have had a positive effect on book value since quarter-end.
While nearly all of the Company’s investments and all of its interest rate swap positions are reflected at fair value on the Company’s balance sheet and therefore included in the calculation of book value per common share, unrealized gains or losses on longer-term committed borrowings supporting investments in longer-to-reset ARM securities are not reflected in book value. As of March 31, 2008, these longer-

term borrowings consisted of a series of repurchase arrangements entered into prior to September 2007 with remaining terms of from six to 17 months and unrealized losses totaling $40 million. As these borrowings approach maturity, related unrealized losses will decline and ultimately be eliminated.
Company Response to Recent Credit Market Conditions
Credit market conditions for investing in Agency Securities improved considerably in January and February 2008 from the relatively distressed levels experienced during the fall of 2007. However, in early March 2008 conditions again deteriorated, characterized by a significant contraction in market liquidity centering on concerns over pricing for mortgage securities, changes in terms of financing via short-term repurchase agreements and, most critically, the potential for adverse changes in the availability of financing to support leveraged portfolios of mortgage securities. In light of these conditions and concerns, Capstead began lowering its portfolio leverage through limited asset sales and other means. To this end, during March the Company sold Agency Securities with a cost basis of $768 million for a net realized loss of $1.4 million and temporarily curtailed replacing portfolio runoff. In addition, the Company has not invested over $30 million of the capital raised in its February follow-on offering or any of the capital raised since March under its continuous offering program. Finally, the Company has expanded the number of lending counterparties with whom it routinely does business. Together, these actions have reduced portfolio leverage significantly and increased financial flexibility, thereby improving the Company’s ability to withstand periods of contracting market liquidity.
In late March and into April credit market conditions began improving largely due to actions taken by the Federal Reserve to support the mortgage securities market by providing additional financing to both banks and primary broker dealers and orchestrating the acquisition of The Bear Stearns Companies, Inc. by JPMorgan Chase & Co. Additionally, actions taken by federal regulators to allow Fannie Mae, Freddie Mac and the Federal Home Loan Banks to expand their holdings of Agency Securities have provided further support to the credit markets. These actions have improved pricing for most Agency Securities, increased the availability of financing via short-term repurchase agreements and have largely stalled momentum toward higher collateral requirements beyond commonly seen levels of 5%. Management is cautiously optimistic that these improvements in credit market conditions may be indicative of a sustained recovery and that the market turbulence experienced since last August has begun to abate.
With the actions taken by the Federal Reserve to reduce the federal funds target rate aggressively this year, the target rate now stands at 2.00%, down 225 basis points since year-end and 325 basis points from late last summer. As a result, the Company’s borrowing rates have declined considerably the last two quarters and can be expected to continue declining during the second quarter leading to further expansion of financing spreads even as portfolio yields decline with lower ARM loan coupon resets and somewhat higher mortgage prepayments. Net interest margins have also benefited from higher portfolio balances even as the Company has lowered its portfolio leverage from nearly ten to one at year-end to nine to one at quarter-end and is currently approaching the low end of the Company’s traditional leverage range of eight to 12 times long-term investment capital. Given these strong operating fundamentals, management anticipates that the Company will earn attractive returns on the portfolio in the coming quarters.
Residential Mortgage Investments
Managing a large portfolio of residential mortgage investments consisting primarily of ARM Agency Securities is the core focus of Capstead’s investment strategy. As of March 31, 2008, residential mortgage investments totaled $7.35 billion, up from $7.07 billion at year-end, and consisted of over 99% ARM Agency Securities. Agency Securities carry an implied AAA-rating with limited credit risk. By focusing on investing in relatively short-duration and highly liquid ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets. These declines can be recovered in a relatively short period of time as the coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment. Additionally, mortgage coupon resets tend to allow for the recovery of financing spreads diminished during periods of rising interest rates. From a credit risk and market liquidity perspective, the real or implied United States government guarantee associated with Agency Securities helps ensure that fluctuations in value due to perceived credit risk will be relatively modest and financing will remain available via repurchase arrangements.
Residential mortgage investments held by Capstead that are not agency-guaranteed were limited to less than $23 million as of March 31, 2008 and are the remnants of a mortgage loan conduit operation operated by the Company in the early 1990’s. The Company holds the related credit risk associated with $18 million of these loans, and the rest of these investments are held as collateral for structured financings whereby the related credit risk is borne by the securitizations’ bondholders. Delinquencies are of little consequence for these investments given the underlying collateral values associated with these extremely well seasoned mortgages. Given the modest size of this legacy portfolio, further discussion and analysis of the residential mortgage investment portfolio may ignore any distinction between these loans and securities and Agency Securities.
ARM securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to a margin over a current short-term interest rate index or begin doing so after an initial fixed-rate period subject to periodic and lifetime limits, referred to as caps. See “NOTE 4” to the accompanying consolidated financial statements for additional information regarding interest rate resets on the Company’s investments. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. As of quarter-end, Capstead’s residential mortgage securities were split 56% to 44% between current-reset and longer-to-reset ARM Agency Securities. As of March 31, 2008, the Company’s ARM securities featured the following average current and fully-indexed weighted average coupon rates, net of servicing and other fees (“WAC”), net margins, periodic and lifetime caps, and months-to-roll (dollars in thousands):

			Fully	Average	Average	Average	Months
		Net	Indexed	Net	Periodic	Lifetime	To
ARM Type	Basis*	WAC	WAC	Margins	Caps	Caps	Roll

Current-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	$3,609,428	6.09%	3.94%	1.85%	4.33%	10.32%	3.8
Ginnie Mae	470,740	5.70	3.03	1.53	1.00	9.94	5.5
Residential mortgage loans	10,723	6.83	4.60	2.06	1.54	11.17	4.9

	4,090,891	6.05	3.84	1.81	3.94	10.28	4.0

Longer-to-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	3,208,805	6.15	4.08	1.65	2.83	11.69	42.6

	$7,299,696	6.09	3.95	1.74	3.45	10.90	20.9

*	Basis represents the Company’s investment before unrealized gains and losses. As of March 31, 2008, the ratio of basis to related unpaid principal balance for the Company’s ARM securities was 101.40. This table excludes $7 million in fixed-rate residential mortgage loans, $12 million in fixed-rate Agency Securities and $5 million in private residential mortgage pass-through securities held as collateral for structured financings.
Capstead typically finances its current-reset ARM securities using 30-day borrowings that reset monthly at a margin over the federal funds rate although when available at attractive terms, these terms may be extended to up to 90 days. Prior to the credit market turmoil that began last fall, the Company used longer-dated repurchase arrangements to effectively lock in financing spreads on investments in longer-

to-reset ARM securities for a significant portion of the fixed-rate terms of these investments. As of March 31, 2008, these longer-term committed borrowings consisted of a series of repurchase arrangements totaling $1.50 billion with remaining terms of from six to 17 months and an average maturity of 12 months. Currently, the Company has borrowings with 18 active repurchase agreement counterparties, up from 14 at year-end and is pursuing further counterparty relationships. With the pending acquisition of Bear Stearns by JPMorgan Chase, the Company has reduced its borrowings with Bear Stearns to less than $100 million. Borrowings under repurchase arrangements supporting residential mortgage investments totaled $6.78 billion at March 31, 2008.
In late November 2007 the Company began using two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to effectively lock in fixed rates on a portion of its 30-day borrowings because longer-term committed borrowings were no longer available at attractive terms. As of March 31, 2008 these swap agreements had notional amounts totaling $1.70 billion and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30-day borrowings. The Company intends to continue to manage interest rate risk associated with holdings of longer-to-reset ARM securities by utilizing suitable derivative financial instruments (“Derivatives”) such as interest rate swap agreements and longer-dated committed borrowings if available at attractive terms.
Annualized portfolio runoff rates declined to 19% during the first quarter of 2008 compared to 24% during the fourth quarter of 2007 and 30% during the third quarter of 2007. This decline can be attributed to seasonal factors, larger holdings of longer-to-reset ARM securities and a generally less favorable mortgage lending environment, reflecting national trends toward declining home values and tighter mortgage loan underwriting standards. These factors are expected to continue to plague homeowners seeking to sell their homes or refinance their mortgages, which may allow the Company to experience more favorable runoff trends than would otherwise occur in a declining interest rate environment. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, high levels of mortgage prepayments can put downward pressure on ARM security yields because the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as portfolio yield adjustments.
Commercial Real Estate-related Assets
Since the spring of 2000 when Capstead adopted its core strategy of managing a leveraged portfolio of primarily ARM Agency Securities, the Company has had the goal of augmenting this core portfolio with investments in credit-sensitive commercial real estate-related assets that can earn attractive risk-adjusted returns. Management believes such investments can provide an additional earnings stream to help support overall earnings during periods of rising short-term interest rates. Over the years these alternative investments have included a portfolio of net-leased senior living centers as well as commercial mortgage securities and subordinated loans supported by interests in commercial real estate. In all instances the overall level of capital committed to these investments has been relatively modest, primarily because the related risk-adjusted returns on additional investments have not been compelling.
While in the near term management is focusing its efforts on Capstead’s core portfolio of ARM Agency Securities, management is continuing to monitor developments in the commercial real estate markets that are currently experiencing widening credit spreads and significant liquidity constraints. As of March 31, 2008, Capstead’s investments in commercial real estate-related assets consisted of several subordinated loans totaling $5 million to a Dallas, Texas-based developer scheduled to be repaid during 2008 through townhome and land sales and $38 million in subordinated loans on a luxury hotel property in the Caribbean that is also scheduled to be repaid in 2008. The latter investment is financed using a committed master repurchase agreement. Of the $14 million borrowed under this facility at quarter-end, $7 million was repaid on May 1, 2008 and the remainder is payable on August 9, 2008.

Utilization of Long-term Investment Capital and Potential Liquidity
Capstead finances a majority of its holdings of residential mortgage securities with well-established investment banking firms using repurchase arrangements with the balance, or margin, supported by the Company’s long-term investment capital. Long-term investment capital includes preferred and common equity capital as well as unsecured borrowings, net of Capstead’s investment in related statutory trusts accounted for as unconsolidated affiliates. Assuming potential liquidity is available, borrowings can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, the actual level of cash and cash equivalents carried on Capstead’s balance sheet is significantly less important than the potential liquidity inherent in the Company’s investment portfolios. Potential liquidity is affected by, among other things, real (or perceived) changes in market value of assets pledged; principal prepayments; collateral requirements of the Company’s lenders; and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolios (see “Liquidity and Capital Resources”). Capstead’s utilization of long-term investment capital and its estimated potential liquidity were as follows as of March 31, 2008 in comparison with December 31, 2007 (in thousands):

		Related	Capital	Potential
	Investments (a)	Borrowings	Employed (a)	Liquidity (a)

Residential mortgage securities	$7,354,255	$6,782,307	$571,948	$311,087
Commercial real estate-related assets	43,338	13,983	29,355	(6,991)

	$7,397,593	$6,796,290	601,303	304,096

Other assets, net of other liabilities			177,366	101,355
First quarter common dividend			(25,957)	(25,957	) (b)

			$752,712	$379,494

Balances as of December 31, 2007	$7,108,719	$6,500,362	$660,895	$371,196

(a)	Investments are stated at carrying amounts on the Company’s balance sheet. Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources (uses) of liquidity such as near-term scheduled payments on related borrowings not expected to be immediately replaced, unrestricted cash and cash equivalents, and dividends payable.

(b)	The first quarter 2008 common dividend was declared March 10, 2008 and paid April 21, 2008 to stockholders of record as of March 31, 2008.
In order to prudently and efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund margin calls (requirements to pledge additional collateral or pay down borrowings) required by monthly principal payments (that are not remitted to the Company for 20 to 45 days after any given month-end) and anticipated declines in the market value of pledged assets under stressed market conditions.
Accounting for Seller-Financed Acquisitions of Mortgage Securities
Capstead generally pledges its residential mortgage investments as collateral under repurchase arrangements and a portion of the Company’s acquisitions may initially be financed with sellers. In February 2008 the Financial Accounting Standards Board issued Staff Position 140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP140-3”). Under FSP140-3 certain seller-financed acquisitions entered into after December 31, 2008 may not qualify as sales from the sellers’ perspective and the sellers may be required to continue to consolidate the assets sold. As a result, buyers such as Capstead may be precluded from presenting these seller-financed acquisitions gross on their balance sheets and required to report the assets net of related liabilities at fair value with related changes in fair value reported in earnings until such time as the assets are no longer financed with the sellers. FSP140-3 requires consideration as to whether the accounting described above should be followed in situations where acquisitions and subsequent financing by a seller are sufficiently linked. Management does not believe implementing FSP140-3 will have a material effect on Capstead’s results of operations, taxable income or financial condition. Also, it is not expected to affect the Company’s status as a REIT or cause it to fail to qualify for its exemption under Investment Company Act of 1940 which requires that the Company must, among other things, maintain at least 55% of its assets directly in qualifying real estate interests.
RESULTS OF OPERATIONS
Comparative income statement data (in thousands, except for per share data) and key portfolio statistics (dollars in millions) were as follows:

	Quarter Ended March 31
	2008	2007

Income statement data:
Mortgage securities and similar investments (interest income, net of related interest expense):
Residential mortgage investments	$36,247	$8,433
Commercial real estate investments	798	120

	37,045	8,553
Other revenue (expense):
Loss from portfolio restructuring	(1,408)	—
Other revenue	843	871
Interest on unsecured borrowings	(2,187)	(2,187)
Other operating expense	(4,211)	(1,674)

	(6,963)	(2,990)
Equity in earnings of unconsolidated affiliates	65	664

Net income	$30,147	$6,227

Net income available to common stockholders, after payment of preferred share dividends	$25,083	$1,163

Net income per common share:
Basic	$0.54	$0.06
Diluted	$0.53	$0.06

Weighted average common shares outstanding:
Basic	46,154	18,933
Diluted	56,413	19,054

Key portfolio statistics:
Average yields:
Residential mortgage investments	5.65%	5.49%
Commercial real estate investments	10.82	18.00
Total average yields	5.68	5.50

Average rate of related borrowings	3.96	5.19

Average financing spread	1.72	0.31

Average portfolio balances:
Residential mortgage investments	$7,451	$5,247
Commercial real estate investments	43	3

	7,494	5,250
Related average borrowings	6,923	4,901

Average capital deployed	$571	$349

Average portfolio runoff rate	19%	28%

Net margins on Capstead’s mortgage securities and similar investments for the three months ended March 31, 2008 improved over levels achieved during the same period of the prior year reflecting higher financing spreads and larger average holdings of ARM Agency Securities. A 141 basis point increase in average financing spreads during the first quarter of 2008 over the same period of the prior year contributed most of the improvement in net margins, with portfolio yields averaging 18 basis points higher during the current quarter while related average borrowing rates decreased 123 basis points.
As a result of a prolonged Federal Reserve rate tightening effort that increased the federal funds rate 425 basis points over a two year period to 5.25% by June 2006, financing spreads fell to a negative 16 basis points by the third quarter of 2006 before beginning to recover to average 31 basis points during the first quarter of 2007 as coupon interest rates on mortgages underlying the Company’s current-reset ARM securities reset higher to higher prevailing interest rates. Portfolio yields rose throughout 2007 to peak at an average rate of 5.80% during the fourth quarter of 2007. Meanwhile borrowing rates began declining rapidly beginning early in the fourth quarter of 2007 in response to the Federal Reserve’s aggressive actions starting in mid-September 2007 to reduce its target for the federal funds rate by a total of 300 basis points by the end of the first quarter of 2008. This illustrates how the Company is impacted immediately when short-term interest rates rise (and fall) while current-reset ARM security yields change slowly in comparison because coupon interest rates on the underlying mortgage loans may only reset once a year and the amount of each reset can be limited or capped.
Compared to the fourth quarter of 2007, portfolio yields declined 12 basis points to average 5.68% during the first quarter of 2008, while borrowing rates declined 91 basis points to average 3.96%, resulting in an increase in financing spreads of 79 basis points to an average of 1.72%. Declining yields reflect lower yields on acquisitions and lower coupon interest rates on mortgage loans underlying the Company’s current-reset ARM securities that reset during the period. Borrowing rates benefited from the reductions in the federal funds target rate as well as more extensive use of two-year interest rate swap agreements to effectively lock in attractive financing spreads on investments in longer-to-reset ARM securities.
After proactively reducing its portfolio leverage primarily through asset sales in response to sharply contracting liquidity conditions in the credit markets that began in August 2007, Capstead began aggressively increasing its long-term investment capital, raising $206 million in new common equity capital during the fourth quarter. This capital was nearly all deployed by year-end into additional holdings of ARM Agency Securities at a leverage ratio of ten-to-one. In early February 2008 the Company raised an additional $127 million in common equity capital approximately 75% of which was invested by early March, also at ten-to-one leverage, when credit conditions again deteriorated and portfolio acquisitions were curtailed. Primarily as a result of these capital raises, average outstanding balances of residential mortgage securities were substantially higher during the three months ended March 31, 2008 than during the same period of the prior year which contributed to the higher net margins earned thus far in 2008.
Earnings from commercial real estate investments benefited from higher outstanding balances primarily due to the consolidation in November 2007 of a $38 million loan and related borrowings after acquiring full ownership of a commercial real estate loan joint venture previously accounted for as an unconsolidated affiliate.
With the recurrence of credit market liquidity constraints in March 2008, the Company lowered its portfolio leverage from approximately ten-to-one at year-end to nine-to-one by March 31, 2008 primarily through the sale of ARM Agency Securities with a cost basis of $768 million for a modest loss from portfolio restructuring of $1.4 million recognized in the current quarter. In connection with this restructuring, the Company realized a $2.3 million loss on the termination of a $100 million swap agreement designated as a hedge for accounting purposes which is being amortized to earnings over the remaining term of the Derivative.

Other operating expense for the three months ended March 31, 2008 increased significantly over the same period in 2007 primarily as a result of higher compensation-related accruals largely related to the Company’s incentive compensation program which allows for a 10% participation in annual earnings, as adjusted, in excess of a benchmark amount calculated based on average common stockholders’ equity for the year, after certain adjustments, using the average 10-year U.S. Treasury Rate plus 200 basis points.
Equity in earnings of unconsolidated affiliates for the three months ended March 31, 2008 reflects Capstead’s interest in three statutory trusts formed to issue $3 million in trust common securities to the Company and $100 million of trust preferred securities to unrelated third parties and consists solely of the trust common securities’ pro rata share in interest on $103 million in junior subordinated notes issued by the Company to the statutory trusts (reflected as unsecured borrowings on the Company’s balance sheet and interest in unsecured borrowings on its statement of income). Results for the same period in 2007 also included the Company’s equity in the earnings of the commercial real estate loan joint venture described above.
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
Capstead had the following estimated earnings sensitivity profile as of March 31, 2008 and December 31, 2007, respectively (dollars in thousands):

	Federal	10-year U.S.
	Funds	Treasury
	Rate	Rate		Immediate Change In:*

			Down	Down		Up	Up
30-day to one-year rates			1.00%	1.00%	Flat	1.00%	1.00%

			Down		Down		Up
10-year U.S. Treasury rate			1.00%	Flat	1.00%	Flat	1.00%

Projected 12-month earnings change:
March 31, 2008	2.25%	3.41%	$6,300	$11,700	$(11,100)	$(13,900)	$(8,000)
December 31, 2007	4.25	4.60	10,800	15,600	(9,800)	(17,300)	(12,400)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.
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
LIQUIDITY AND CAPITAL RESOURCES
Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than the Company’s potential liquidity available under its borrowing arrangements. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of March 31, 2008. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.
In response to the growth of Capstead’s residential mortgage investments portfolio and to recent turbulent market conditions, the Company has aggressively pursued additional lending counterparties in order to help increase its financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. Currently the Company has uncommitted repurchase facilities with a variety of lending counterparties to finance this portfolio, subject to certain conditions, and has borrowings outstanding with 18 of these counterparties, up from 14 at December 31, 2007 and just ten in September 2007, when the current episodes of contracting credit market liquidity began. Borrowings under repurchase arrangements secured by residential mortgage investments totaled $6.78 billion as of March 31, 2008. Borrowings supporting current-reset ARM securities routinely have maturities of 30 days or less, and prior to August 2007, the Company financed a significant portion of its investments in longer-to-reset ARM securities with longer-term arrangements. As of March 31, 2008, these longer-term committed borrowings consisted of a series of repurchase arrangements totaling $1.50 billion entered into prior to September 2007 with remaining terms of from six to 17 months and an average maturity of 12 months. Interest rates on borrowings under repurchase arrangements are generally based on a margin over the federal funds rate (or a corresponding benchmark rate for longer-term arrangements) and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries.
Late in 2007 Capstead began using two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to effectively lock in fixed rates on a portion of its 30-day borrowings because longer-term committed borrowings were no longer available at attractive terms. As of March 31, 2008 these swap agreements had notional amounts totaling $1.70 billion and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30-day borrowings. The Company intends to continue to manage interest rate risk associated with holdings of longer-to-reset ARM securities by utilizing suitable Derivatives such as interest rate swap agreements.
As of March 31, 2008, Capstead’s commercial lending subsidiary had outstanding $14 million under a committed master repurchase agreement with a major investment bank of which $7 million was repaid May 1, 2008 and the remainder is payable on August 9, 2008. The related collateral for this borrowing is scheduled to mature early in the fourth quarter.

In February 2008 Capstead completed its third public offering since September 2007 raising nearly $127 million in new common equity capital, after underwriting discounts and offering expenses, through the issuance of 8.6 million common shares at a price of $15.50 per share. In March 2008 the Company raised an additional $4.6 million, after expenses, by issuing 360,100 common shares at an average price of $13.17 per share under its continuous offering program. In total, these issuances increased common equity capital by $131 million during the first quarter. Subsequent to quarter-end, the Company further increased its common equity capital by nearly $46 million, after expenses, through the issuance of 3.7 million common shares at an average sales price of $12.72 per share under the continuing offering program. The Company may raise more capital in future periods subject to market conditions and blackout periods associated with the dissemination of our earnings and dividend announcements and other important company-specific news. The accompanying March 31, 2008 financial statements and related disclosures do not reflect the effects of shares issued subsequent to quarter-end.
RISK FACTORS
An investment in debt or equity securities issued by Capstead involves various risks. An investor should carefully consider the following risk factors in conjunction with the other information contained in this document before purchasing the Company’s debt or equity securities. The risks discussed herein can adversely affect the Company’s business, liquidity, operating results, prospects and financial condition, causing the market price of the Company’s debt or equity securities to decline, which could cause an investor to lose all or part of his/her investment. The risk factors described below are not the only risks that may affect the Company. Additional risks and uncertainties not presently known to the Company also may adversely affect its business, liquidity, operating results, prospects and financial condition.
Risks Related to Capstead’s Business
Loss of the implied AAA rating of Agency Securities could negatively affect Capstead’s financial condition and earnings. Agency Securities have an implied AAA rating because payments of principal and interest on these securities are guaranteed by government-sponsored entities (“GSEs”), either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae. Only the guarantees by Ginnie Mae are backed by the full faith and credit of the United States. The recent turmoil in the residential housing and mortgage markets has affected the financial results of the GSEs, both of which have reported substantial losses in recent quarters. If the GSEs continue to suffer significant losses, their ability to honor guarantees may be adversely affected absent raising additional capital. Further, any actual or perceived financial challenges at either of the GSEs could cause the rating agencies to downgrade their securities. Failure to honor guarantees by the GSEs or any rating agency downgrade of securities issued by these firms could cause a significant decline in the market value of the Company’s holdings of Agency Securities.
Similarly, the actual or perceived credit quality of Agency Securities could be negatively affected by market uncertainty over any legislative or regulatory initiatives that impact the relationship between the GSEs and the federal government or otherwise reduce the amount of mortgage securities the GSEs own or guarantee.
Periods of illiquidity in the mortgage markets may reduce amounts available to be borrowed under Capstead’s repurchase arrangements, which could negatively impact the Company’s financial condition and earnings.  Capstead generally finances its mortgage securities and similar investments by pledging them as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amount borrowed under a repurchase arrangement is limited to a percentage of the estimated market value of the pledged collateral and is specified at the inception of the transaction. The portion of the pledged collateral held by the lender that is not advanced under the repurchase arrangement is referred to as margin collateral and the resulting margin percentage is required to be maintained throughout the term of the borrowing. If the market value of the pledged collateral as determined by the Company’s lenders declines, the Company may be subject to margin calls wherein the lender requires the Company to pledge additional collateral to reestablish the agreed-upon margin percentage. Because market illiquidity tends to put downward pressure on asset prices, Capstead may be presented with substantial margin calls during such periods. If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses. At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.
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
If Capstead is unable to negotiate favorable terms and conditions on future repurchase arrangements with one or more of the Company’s counterparties, the Company’s financial condition and earnings could be negatively impacted.  The terms and conditions of each repurchase arrangement are negotiated on a transaction-by-transaction basis, and these borrowings generally are renewed, or “rolled,” at maturity. Key terms and conditions of each transaction include interest rates, maturity dates, asset pricing procedures and margin requirements. The Company cannot assure investors that it will be able to continue to negotiate favorable terms and conditions on its future repurchase arrangements. Also, during periods of market illiquidity or due to perceived credit quality deterioration of the collateral pledged, a lender may require that less favorable asset pricing procedures be employed or the margin requirement be increased. Under these conditions, the Company may determine it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.
Most of Capstead’s borrowings under repurchase arrangements routinely have maturities of 30 days or less. Interest rates on these borrowings are generally based on a margin over the federal funds rate. The Company’s ability to achieve its investment objectives depends on its ability to renew or replace maturing borrowings on a continuous basis. If the Company is not able to renew or replace maturing borrowings, it would be forced to sell some of its assets under possibly adverse market conditions, which may adversely affect its profitability.
This risk is increased if Capstead relies significantly on any single counterparty for a significant portion of its repurchase arrangements. As of December 31, 2007, the Company’s largest single counterparty (Cantor Fitzgerald & Company) accounted for $1.42 billion in repurchase arrangements that had an average maturity of 12 months.
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
Changes in interest rates, whether increases or decreases, may adversely affect Capstead’s earnings.  Capstead’s earnings currently depend primarily on the difference between the interest received on its mortgage securities and similar investments and the interest paid on its related borrowings. The Company typically finances all of its current-reset ARM securities and a portion of its longer-to-reset ARM securities at 30-day interest rates that are based on a margin over the federal funds rate. Because only a portion of the ARM loans underlying the Company securities reset each month and the term of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan, in a rising short-term interest rate environment, interest rates on related borrowings can rise to levels that may exceed yields on these securities, contributing to lower or even negative financing spreads and adversely affecting earnings. At other times, during periods of relatively low short-term interest rates, declines in the indices used to reset ARM loans may negatively affect yields on the Company’s ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, its earnings would be adversely affected.
The average life of Capstead’s longer-to-reset ARM securities could extend beyond the life of related longer-dated fixed-rate borrowings and interest rate swap positions more than anticipated. Longer-to-reset ARM securities held by Capstead consist almost exclusively of a combination of well-seasoned and relatively newly issued hybrid ARMs with initial coupon interest rates that are fixed for five years. As of March 31, 2008 the weighted average months-to-roll for this portion of our portfolio was 42.6 months with a significantly shorter average expected life based on mortgage prepayment expectations. Prior to changes in market conditions during the fall of 2007, Capstead made use of longer-dated repurchase arrangements to effectively lock in financing spreads on a portion of its investments in longer-to-reset ARM Agency Securities for a significant portion of the fixed-rate terms of these investments. Late in 2007 the Company began using two-year term interest rate swap agreements for this purpose. In a rising interest rate environment, the weighted average life of the Company’s longer-to-reset ARM securities could extend beyond the terms of related longer-dated borrowings and swap positions more than originally anticipated. This could have a negative impact on financing spreads and earnings as related borrowing costs would no longer be fixed during the remaining fixed-rate term of these investments and may also cause a decline in fair value of these assets without a corresponding increase in value from related longer-dated borrowings or swap positions.
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
The lack of availability of suitable investments at attractive pricing may adversely affect Capstead’s earnings.  Pricing of investments is determined by a number of factors including interest rate levels and expectations, market liquidity conditions, and competition among investors for these investments, many of whom have greater financial resources and lower return requirements than Capstead. To the extent the proceeds from prepayments on Capstead’s mortgage securities and similar investments are not reinvested or cannot be reinvested at a rate of return at least equal to the rate previously earned on those investments, the Company’s earnings may be adversely affected. Capstead cannot assure investors that the Company will be able to acquire suitable investments at attractive pricing and in a timely manner to replace portfolio runoff as it occurs or that the Company will maintain the current composition of its investments, consisting primarily of ARM Agency Securities.
Capstead may invest in Derivatives such as interest rate swap agreements to mitigate or hedge the Company’s interest rate risk on its longer-to-reset ARM securities, which may negatively affect the Company’s liquidity, financial condition or earnings.  The Company may invest in such instruments from time to time with the goal of achieving more stable financing spreads on the longer-to-reset ARM securities component of its mortgage securities and similar investment portfolio. However, these activities may not have the desired beneficial impact on the Company’s liquidity, financial condition or earnings. For instance, the pricing of longer-to-reset ARM securities and the pricing of the related Derivatives may deteriorate at the same time leading to margin calls on both the longer-to-reset ARM securities and the Derivatives, negatively impacting the Company’s liquidity and stockholders’ equity. In addition, counterparties could fail to honor their commitments under the terms of the Derivatives or have their credit quality downgraded impairing the value of the Derivatives. Should Capstead be required to sell its Derivatives under such circumstances, the Company may incur losses. No such hedging activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.
Derivatives held may fail to qualify for hedge accounting introducing potential volatility to Capstead’s earnings. The Company typically qualifies Derivatives held as cash flow hedges for accounting purposes in order to record the effective portion of the change in fair value of Derivatives as a component of stockholders’ equity rather than in earnings. If the hedging relationship for any Derivative held ceases to qualify for hedge accounting treatment for any reason, including failing documentation and ongoing hedge effectiveness requirements, the Company would be required to record in earnings the total change in fair value of any such Derivative. This could introduce a potentially significant amount of volatility to earnings reported by the Company.
Capstead may be unable to invest the net proceeds raised in a debt or equity securities offering on acceptable terms, which could affect the Company’s earnings.  Capstead will have broad authority to use the net proceeds from any sale of its debt or equity securities to either invest in additional mortgage securities and similar investments on a leveraged basis or provide additional liquidity to the Company for paying any margin calls that may be made by its repurchase arrangement counterparties. Capstead cannot assure investors that the Company will be able to use any such proceeds to invest in additional mortgage securities and similar investments or that other investments that meet its investment criteria will be available for the Company to purchase at attractive prices.
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
Commercial real estate-related assets may expose investors to greater risks of loss than residential mortgage investments.  The repayment of a loan secured by an income-producing property is typically dependent upon the successful operation of the related real estate project and the ability of the applicable property to produce net operating income rather than upon the liquidation value of the underlying real estate. The repayment of loans secured by development properties is typically dependent upon the successful development of the property for its intended use and (a) the subsequent lease-up such that the development becomes a successful income-producing property or (b) the subsequent sale of some or all of the property for adequate consideration. In the event cash flows from operating or developing a commercial property are insufficient to cover all debt service requirements, junior liens generally absorb the shortfall. As a result, declines in current or anticipated cash flows, among other factors, can lead to declines in value of the underlying real estate large enough that the aggregate outstanding balances of senior and junior liens could exceed the value of the real estate. In the event of default, the junior lienholder may need to make payments on the senior loans to preserve its rights to the underlying real estate and prevent foreclosure. Because the senior lienholders generally have priority on proceeds from liquidating the underlying real estate, junior lienholders may not recover all or any of their investment.
Additionally, Capstead may leverage its commercial real estate-related assets through the use of secured borrowing arrangements, the availability of which may be predicated on the fair value of the underlying collateral. Similar to residential mortgage investments financed with repurchase arrangements, declines in the value of commercial real estate collateral could lead to increased margin calls, or loss of financing altogether, reducing the Company’s liquidity and potentially leading to losses from the sale of such investments under adverse market conditions.
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
Complying with REIT requirements may force Capstead to borrow to make distributions to stockholders.  As a REIT, Capstead must distribute at least 90% of its annual taxable income (subject to certain adjustments) to its stockholders. To the extent that the Company satisfies the distribution requirement, but distributes less than 100% of its taxable income, the Company will be subject to federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to its stockholders in a calendar year is less than a minimum amount specified under the federal tax laws. From time to time, the Company may generate taxable income greater than its net income for financial reporting purposes or its taxable income may be greater than the Company’s cash flow available for distribution to stockholders. If the Company does not have other funds available in these situations, it could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable it to pay out enough of its taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase the Company’s costs or reduce its long-term investment capital.

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
Risk Factors Related to Capstead’s Corporate Structure
There are no assurances of Capstead’s ability to pay dividends in the future.  Capstead intends to continue paying quarterly dividends and to make distributions to its stockholders in amounts such that all or substantially all of the Company’s taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable the Company to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. However, the Company’s ability to pay dividends may be adversely affected by the risk factors described in this filing. All distributions will be made at the discretion of the Company’s board of directors and will depend upon its earnings, its financial condition, maintenance of its REIT status and such other factors as the board may deem relevant from time to time. There are no assurances of the Company’s ability to pay dividends in the future. In addition, some of the Company’s distributions may include a return of capital.
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
The Securities and Exchange Commission, or SEC, staff’s position generally requires Capstead to maintain at least 55% of its assets directly in qualifying real estate interests to be able to be exempted from regulation as an investment company. To constitute a qualifying real estate interest under this 55% requirement, a real estate interest must meet various criteria. In satisfying this 55% requirement, the Company may treat mortgage securities issued with respect to an underlying pool to which it holds all issued certificates as qualifying real estate interests. Mortgage securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. If the SEC or its staff adopts a contrary interpretation of its current treatment, the Company could be required to sell a substantial amount of its securities or other non-qualified assets under potentially adverse market conditions.

Pursuant to Capstead’s charter, its board of directors has the ability to limit ownership of the Company’s capital stock, to the extent necessary to preserve its REIT qualification.  For the purpose of preserving Capstead’s REIT qualification, its charter gives the board the ability to repurchase outstanding shares of the Company’s capital stock from existing stockholders if the directors determine in good faith that the concentration of ownership by such individuals, directly or indirectly, would cause the Company to fail to qualify or be disqualified as a REIT. Constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of outstanding stock by an individual or entity could cause that individual or entity to own constructively a greater concentration of the Company’s outstanding stock than is acceptable for REIT purposes, thereby giving the board the ability to repurchase any excess shares.
Because provisions contained in Maryland law and Capstead’s charter may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares.  Provisions contained in Capstead’s charter and Maryland general corporation law may have effects that delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for the Company’s common stock or purchases of large blocks of the Company’s common stock, thereby limiting the opportunities for its stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:
•	Repurchase Rights. The repurchase rights granted to Capstead’s board of directors in the Company’s charter limits related investors, including, among other things, any voting group, from owning common stock if the concentration owned would jeopardize the Company’s REIT status.

•	Classification of preferred stock: Capstead’s charter authorizes the board to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of the Company, even if a change in control were in its stockholders’ best interests.
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
Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:
•	Amortization of Investment Premiums on Financial Assets – Investment premiums on financial assets are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. For most of Capstead’s financial assets, estimates and judgments related to future levels of mortgage prepayments are critical to this determination. Mortgage prepayment expectations can vary considerably from period to period based on current and projected changes in interest rates and other factors such as portfolio composition. Management estimates mortgage prepayments based on past experiences with specific investments within the portfolio, and current market expectations for changes in the interest rate environment. Should actual runoff rates differ materially from these estimates, investment premiums would be expensed at a different pace.

•	Fair Value and Impairment Accounting for Financial Assets – Most of Capstead’s investments are financial assets held in the form of mortgage securities that are classified as held available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions. Considerable judgment is required interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity (see “NOTE 10” to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets). Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of an individual asset below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge.

•	Derivatives Accounting – The Company uses Derivatives from time to time for risk management purposes. When held, Derivatives are recorded as assets or liabilities and carried at fair value. The accounting for changes in fair value of each Derivative held depends on whether it has been designated as an accounting hedge, as well as the type of hedging relationship identified. To qualify as cash flow hedges for accounting purposes, at the inception of the hedge relationship the Company must anticipate and document that the hedge relationship will be highly effective and monitor ongoing effectiveness on at least a quarterly basis. As long as the hedge relationship remains effective, the effective portion of changes in fair value of the Derivative are recorded in Accumulated other comprehensive income and the ineffective portion is recorded in earnings. Changes in fair value of Derivatives not held as accounting hedges, or for which the hedge relationship is deemed to no longer be highly effective, are recorded in earnings as a component of Other revenue (expense).

Late in 2007 the Company began using interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future 30-day borrowings. Variable-rate payments to be received on the swap agreements and any measured hedge ineffectiveness are recorded in Interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally on a monthly basis while fixed-rate swap payments to be made are also recorded in Interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments. See “NOTE 6” to the accompanying consolidated financial statements and “Financial Conditions–Residential Mortgage Investments” for additional information regarding the Company’s use of Derivatives and its related risk management policies.
FORWARD LOOKING STATEMENTS
This document contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. Capstead’s actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of the Company’s investments and other factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments from both an investment return and regulatory perspective, the availability of new investment capital, fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors. In addition to the above considerations, actual results and liquidity related to investments in loans secured by commercial real estate are affected by borrower performance under operating or development plans, lessee performance under lease agreements, changes in general as well as local economic conditions and real estate markets, increases in competition and inflationary pressures, changes in the tax and regulatory environment including zoning and environmental laws, uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs, among other factors.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS
The information required by this Item is incorporated by reference to the information included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 4. CONTROLS AND PROCEDURES
As of March 31 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2008.

PART II. — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of stockholders was held on May 1, 2008.

(b)	The board members included in (c) below were elected to Capstead’s board of directors (constituting the entire Board of Directors).

(c)	The following items were voted on at the annual meeting:

				Withheld/	Broker
		For	Against	Abstentions	Non-votes
•	Election of board members:
	Jack Biegler	43,012,610	—	1,862,742	—
	Andrew F. Jacobs	43,013,483	—	1,861,869	—
	Gary Keiser	43,012,711	—	1,862,641	—
	Paul M. Low	41,027,784	—	3,847,568	—
	Christopher W. Mahowald	43,017,063	—	1,858,289	—
	Michael G. O’Neil	43,016,574	—	1,858,778	—
	Mark S. Whiting	43,027,475	—	1,847,877	—

•	Approval of an amendment to the Capstead Mortgage Corporation Articles of Incorporation to increase common shares authorized for issuance from 100 million shares to 250 million shares	26,939,766	16,400,502	1,535,084	—

•	Ratify Appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2008	41,222,089	2,154,014	1,499,249	—

•	Other matters (no other matters)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits: The following Exhibits are presented herewith:

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

Current Report on Form 8-K dated January 28, 2008 to file the underwriting agreement and a related legal opinion relative to the Company’s 8.0 million common share public offering that closed February 1, 2008.

Current Report on Form 8-K dated February 7, 2008 furnishing the press release announcing fourth quarter 2007 results.

Current Report on Form 8-K dated February 8, 2008 to file a legal opinion related to the partial exercise of the underwriters’ over-allotment option relative to the Company’s 8.0 million common share public offering that closed February 1, 2008.

Current Report on Form 8-K dated February 11, 2008 to file investor presentation materials pertaining to the Company’s fourth quarter earnings conference call.

Current Report on Form 8-K dated March 10, 2008 to file the sales agreement with Brinson Patrick Securities Corporation, sales manager for the Company’s continuous offering program and related legal opinion.

Current Report on Form 8-K dated March 10, 2008 to file under Item 8.01 the “Recent Developments” section included in the Company’s prospectus supplement to its registration statement on Form S-3 (File No. 333-143390) for its continuous offering program.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: May 12, 2008	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial Officer