Form 10-Q
period 2008-06-30
CAPSTEAD MORTGAGE CORP
filed 2008-08-07
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	56,388,583 as of August 6, 2008

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008
INDEX
Page

PART I. — FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Consolidated Balance Sheets — June 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations — Quarter and Six Months Ended June 30, 2008 and 2007	4

Consolidated Statements of Cash Flows —Quarter and Six Months Ended June 30, 2008 and 2007	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3. Qualitative and Quantitative Disclosure of Market Risk	38

ITEM 4. Controls and Procedures	38

PART II. — OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K	39

SIGNATURES	40
First Amendment to Sales Agreement
Computation of Ratio of Income from Continuing Operations
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 906
First Amendment to Sales Agreement
Computation of Ratio of Income
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certifications Pursuant to Section 906

ITEM 1. FINANCIAL STATEMENTS
PART I. — FINANCIAL INFORMATION
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)

Assets:
Mortgage securities and similar investments ($7.4 billion pledged under repurchase arrangements)	$7,861,295	$7,108,719
Investments in unconsolidated affiliates	3,117	3,117
Interest rate swap agreements at fair value	7,328	—
Receivables and other assets	110,385	90,437
Cash and cash equivalents	42,134	6,653

	$8,024,259	$7,208,926

Liabilities:
Repurchase arrangements and similar borrowings	$7,067,368	$6,500,362
Unsecured borrowings	103,095	103,095
Interest rate swap agreements at fair value	9,468	2,384
Common stock dividend payable	33,082	9,786
Accounts payable and accrued expenses	43,441	32,382

	7,256,454	6,648,009

Stockholders’ equity:
Preferred stock — $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 199 and 202 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively ($3,269 aggregate liquidation preference)	2,786	2,828
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at June 30, 2008 and December 31, 2007 ($180,025 aggregate liquidation preference)	176,705	176,705
Common stock — $0.01 par value; 250,000 shares authorized:
56,071 and 40,819 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	561	408
Paid-in capital	908,905	702,170
Accumulated deficit	(358,155)	(358,155)
Accumulated other comprehensive income	37,003	36,961

	767,805	560,917

	$8,024,259	$7,208,926

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Mortgage securities and similar investments:
Interest income	$97,332	$75,795	$203,683	$147,937
Interest expense	(55,019)	(67,107)	(124,325)	(130,696)

	42,313	8,688	79,358	17,241

Other revenue (expense):
Loss from portfolio restructuring	—	—	(1,408)	—
Other revenue	727	237	1,570	1,108
Interest expense on unsecured borrowings	(2,187)	(2,187)	(4,374)	(4,374)
Incentive compensation	(2,270)	—	(4,520)	—
Other operating expense	(1,920)	(1,539)	(3,881)	(3,213)

	(5,650)	(3,489)	(12,613)	(6,479)

Income before equity in earnings of unconsolidated affiliates	36,663	5,199	66,745	10,762

Equity in earnings of unconsolidated affiliates	65	575	130	1,239

Net income	$36,728	$5,774	$66,875	$12,001

Net income available to common stockholders:
Net income	$36,728	$5,774	$66,875	$12,001
Less cash dividends paid on preferred stock	(5,063)	(5,064)	(10,127)	(10,128)

	$31,665	$710	$56,748	$1,873

Net income per common share:
Basic	$0.59	$0.04	$1.14	$0.10
Diluted	0.58	0.04	1.11	0.10

Cash dividends declared per share:
Common	$0.590	$0.040	$1.110	$0.060
Series A Preferred	0.400	0.400	0.800	0.800
Series B Preferred	0.315	0.315	0.630	0.630
See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30
	2008	2007

Operating activities:
Net income	$66,875	$12,001
Noncash items:
Amortization of investment premiums	15,032	11,808
Depreciation and other amortization	117	117
Equity-based compensation costs	628	437
Amounts related to interest rate swap agreements	163	—
Loss from portfolio restructuring	1,408	—
Net change in receivables, other assets, accounts payable and accrued expenses	(2,015)	(10,378)

Net cash provided by operating activities	82,208	13,985

Investing activities:
Purchases of mortgage securities and similar investments	(2,332,970)	(1,153,451)
Proceeds from sales of mortgage securities and similar investments	766,800	—
Principal collections on mortgage securities and similar investments	792,063	901,280
Investment in unconsolidated affiliates	—	9,550

Net cash used in investing activities	(774,107)	(242,621)

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	32,658,780	22,889,594
Principal payments on repurchase arrangements and similar borrowings	(32,091,771)	(22,650,557)
Early termination payment on interest rate swap agreement	(2,275)	—
Capital stock transactions	208,516	1,396
Dividends paid	(45,870)	(10,898)

Net cash provided by financing activities	727,380	229,535

Net change in cash and cash equivalents	35,481	899
Cash and cash equivalents at beginning of period	6,653	5,661

Cash and cash equivalents at end of period	$42,134	$6,560

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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
NOTE 2 — BASIS OF PRESENTATION
Interim Financial Reporting and Reclassifications
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.
Accounting for Seller-financed Acquisitions of Mortgage Securities
Capstead generally pledges its Mortgage securities and similar investments as collateral under repurchase arrangements and a portion of the Company’s acquisitions may initially be financed with sellers. Consistent with prevailing industry practice, the Company records such assets and the related borrowings gross on its balance sheet, and the corresponding interest income and interest expense gross on its income statement. In addition, the asset is typically a security held available-for-sale, and any change in fair value of the asset is recorded as a component of Accumulated other comprehensive income.
In February 2008 the FASB issued Staff Position 140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP140-3”). Under FSP140-3, certain seller-financed acquisitions entered into after December 31, 2008 will not qualify as sales from the sellers’ perspective and the sellers will be required to continue to consolidate the assets sold. As a result, investors such as Capstead will be precluded from presenting these seller-financed acquisitions gross on their balance sheets and required to report these assets net of the related financings at fair value with related changes in fair value reported in earnings until such time as the assets are no longer financed with the sellers. FSP140-3 requires consideration as to whether this accounting should be followed in situations where acquisitions and subsequent financing by a seller are sufficiently linked. Management does not believe implementing FSP140-3 will have a material effect on Capstead’s results of operations, taxable income or financial condition. Also, it is not expected to affect the Company’s status as a REIT or cause it to fail to qualify for its exemption under Investment Company Act of 1940 which requires that the Company must, among other things, maintain at least 55% of its assets directly in qualifying real estate interests.
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
In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS159”). This statement permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings.
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
The Company’s holdings of mortgage securities, nearly all of which are classified as held available-for-sale, are measured at fair value on a recurring basis using Level Two Inputs. See NOTE 10 for a discussion of fair value methodology utilized and other related fair value disclosures. The Company’s interest rate swap agreements are also measured at fair value on a recurring basis primarily using Level Two Inputs that utilize the standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts based on expected future interest rates derived from observable market interest rate curves. The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining the fair value of its interest rate swap agreements. In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation of these agreements. See NOTE 6 for additional fair value disclosures related to these agreements.

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
Components of the computation of basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Numerators for basic earnings per common share:
Net income	$36,728	$5,774	$66,875	$12,001
Less Series A and B preferred share dividends	(5,063)	(5,064)	(10,127)	(10,128)

Income available to common stockholders	$31,665	$710	$56,748	$1,873

Weighted average common shares outstanding	53,453	19,013	49,803	18,973

Basic earnings per common share	$0.59	$0.04	$1.14	$0.10

Numerators for diluted earnings per common share:
Net income	$36,728	$5,774	$66,875	$12,001
Less dividends on antidilutive convertible preferred shares	—	(5,064)	—	(10,128)

Income available to common stockholders	$36,728	$710	$66,875	$1,873

Denominator for diluted earnings per common share:
Weighted average common shares outstanding	53,453	19,013	49,803	18,973
Net effect of dilutive equity awards	275	244	367	182
Net effect of dilutive convertible preferred shares	9,829	—	9,824	—

	63,557	19,257	59,994	19,155

Diluted earnings per common share	$0.58	$0.04	$1.11	$0.10

Potentially dilutive securities excluded from the calculation of diluted earnings per common share were as follows (in thousands):

	Quarter Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Shares issuable under option awards	40	406	10	406
Convertible preferred shares:
Series A shares	—	202	—	202
Series B shares	—	15,819	—	15,819

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS
Mortgage securities and similar investments and related weighted average rates classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

		Investment
	Principal	Premiums		Carrying	Net	Average
	Balance	(Discounts)	Basis	Amount(a)	WAC(b)	Yield(b)

June 30, 2008
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$11,295	$31	$11,326	$11,350	6.65%	6.42%
ARMs	7,207,397	100,218	7,307,615	7,345,330	5.72	5.27
Ginnie Mae ARMs	434,379	2,217	436,596	440,184	5.45	5.24

	7,653,071	102,466	7,755,537	7,796,864	5.71	5.27

Residential mortgage loans:
Fixed-rate	6,638	(6)	6,632	6,632	7.08	7.13
ARMs	9,726	87	9,813	9,813	6.32	6.69

	16,364	81	16,445	16,445	6.63	6.87
Commercial real estate loans	43,083	(152)	42,931	42,931	8.09	9.68
Collateral for structured financings	4,973	82	5,055	5,055	8.14	8.00

	$7,717,491	$102,477	$7,819,968	$7,861,295	5.72	5.30

December 31, 2007
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$13,079	$36	$13,115	$13,138	6.63%	6.43%
ARMs	6,382,773	89,017	6,471,790	6,507,447	6.36	5.78
Ginnie Mae ARMs	515,091	2,465	517,556	521,288	5.87	5.62

	6,910,943	91,518	7,002,461	7,041,873	6.33	5.77

Residential mortgage loans:
Fixed-rate	7,412	(3)	7,409	7,409	7.05	7.14
ARMs	11,097	96	11,193	11,193	7.18	7.05

	18,509	93	18,602	18,602	7.13	7.08
Commercial real estate loans	43,435	(439)	42,996	42,996	10.46	12.21
Collateral for structured financings	5,162	86	5,248	5,248	8.14	8.07

	$6,978,049	$91,258	$7,069,307	$7,108,719	6.36	5.80

(a)	Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 10).

(b)	Net WACs, or weighted average coupons, net of servicing and other fees, are presented as of the indicated balance sheet date. Average Yields are presented for the quarter then ended calculated including the amortization of investment premiums and excluding unrealized gains and losses.
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
As of June 30, 2008, commercial real estate loans consist of several subordinated loans totaling $4.6 million accruing interest at 18% and scheduled to pay off in 2008 through townhome and land sales, and $38.3 million in subordinated loans accruing interest at a margin over one-month LIBOR on a luxury hotel property in the Caribbean, also scheduled to pay off in 2008.
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
NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR
BORROWINGS, INCLUDING RELATED HEDGING ACTIVITY
Repurchase arrangements and similar borrowings, classified by type of collateral and maturities, and related weighted average interest rates were as follows (dollars in thousands):

	June 30, 2008		December 31, 2007
	Borrowings	Average	Borrowings	Average
Collateral Type	Outstanding	Rate*	Outstanding	Rate*

Borrowings with maturities of 30 days or less:
Agency Securities	$4,649,208	2.40%	$4,963,674	4.93%
Residential mortgage loans	8,484	3.98	14,352	6.12

	4,657,692	2.40	4,978,026	4.93

Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	991,516	2.64	—	—
Agency Securities (91 to 360 days)	849,134	4.90	368,694	4.92
Agency Securities (greater than 360 days)	556,980	5.17	1,127,420	5.05

	2,397,630	4.03	1,496,114	5.02

Similar borrowings:
Commercial real estate loans	6,991	4.32	20,974	6.88
Collateral for structured financings	5,055	8.14	5,248	8.14

	$7,067,368	2.96	$6,500,362	4.96

*	Average rate is presented as of the indicated balance sheet date and does not include the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30-day borrowings (see below). After giving effect to these cash flow hedges, the Average rate was 3.22% at June 30, 2008.

Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements with well-established investment banking firms, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on a margin over the federal funds target rate or a corresponding interest rate for longer-term borrowings and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. The commercial real estate loan borrowing, which matures on August 9, 2008, accrues interest at a margin over one-month LIBOR. The maturity of outstanding structured financings is directly affected by the rate of principal prepayments on the related mortgage pass-through securities pledged as collateral and are currently subject to redemption by the residual bondholders.
Prior to changes in credit market conditions during the fall of 2007, Capstead made use of longer-dated repurchase arrangements to effectively lock in financing spreads on a portion of its investments in longer-to-reset ARM Agency Securities for a significant portion of the fixed-rate terms of these investments. As of June 30, 2008, these longer-term committed borrowings consisted of a series of repurchase arrangements totaling $1.50 billion with remaining terms of from three to 14 months, an average maturity of nine months and an average interest rate of 5.02%. Capstead had $89 million of its capital at risk with its largest single counterparty (Cantor Fitzgerald & Company) related to $1.42 billion of these borrowings. Late in 2007 the Company began using two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements for this purpose. As of June 30, 2008 the Company’s swap position consisted of 13 swap agreements with an aggregate notional amount of $1.70 billion, an average remaining term of 18 months and an average fixed-rate of 3.47%. Another $200 million notional amount of two-year swap agreements with a fixed-rate of 3.17% were entered into subsequent to quarter-end. The interest rate swap agreements have been designated as cash flow hedges of the variability of the underlying benchmark interest rate of certain current and forecasted 30-day repurchase arrangements. This hedge relationship in effect establishes a relatively stable fixed borrowing rate on the designated borrowings with the variable-rate payments to be received on the swap agreements generally offsetting interest accruing on the designated borrowings that reset monthly to market rates, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments.
As of June 30, 2008, an asset for $7.3 million and a liability for $9.5 million was recorded on the balance sheet representing the fair value of the swap agreements at quarter-end. Included in Other revenue is a holding gain of $81,000 realized prior to designating one of these agreements as a cash flow hedge during the first quarter of 2008 and included in Accumulated other comprehensive income at June 30, 2008 is a net unrealized loss of $2.3 million that arose while the swap agreements were designated as cash flow hedges. In March 2008 a $100 million notional amount swap agreement was terminated for a realized loss of $2.3 million which is being amortized to earnings over the remaining 18 month term of the derivative (the related amortized balance in Accumulated other comprehensive income was $2.0 million as of June 30, 2008). During the quarter and six months ended June 30, 2008 the effect of the Company’s hedging program utilizing swap agreements was an increase in Interest expense of $3.0 million and $2.6 million, respectively, consisting of net accrued cash outflows of $3.0 million and $2.4 million, respectively, offset by measured hedge ineffectiveness of $211,000 and $5,000, respectively, and includes amortization of the terminated swap agreement of $188,000 and $249,000, respectively.
The weighted average effective interest rate on Repurchase arrangements and similar borrowings was 3.25% for second quarter 2008 including the effects of the swap agreements. The weighted average maturity of these borrowings was 2.8 months at June 30, 2008, with an average effective repricing period of 6.0 months including the effects of the interest rate swap agreements.

NOTE 7 — UNSECURED BORROWINGS
Unsecured borrowings consist of 30-year junior subordinated notes issued in September 2005, December 2005 and September 2006 by Capstead to Capstead Mortgage Trust I, Trust II and Trust III, respectively. These unconsolidated affiliates of the Company were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.8 million in remaining issue costs associated with these transactions. Note balances and related weighted average interest rates as of June 30, 2008 and December 31, 2007 (calculated including issue cost amortization) were as follows (dollars in thousands):

	Borrowings	Average
	Outstanding	Rate

Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.46
Capstead Mortgage Trust III	25,774	8.78

	$103,095	8.49

The junior subordinated notes pay interest to the trusts quarterly calculated at fixed rates of 8.19% to 8.685% for ten years from issuance and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead Mortgage Trust I notes and trust securities mature in October 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after October 30, 2010. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. The Capstead Mortgage Trust III notes and trust securities mature in September 2036 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016. The weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.49% during the quarter ended June 30, 2008.
NOTE 8 — RECENT COMMON EQUITY RAISES
In February 2008 Capstead completed its third public offering since September 2007 raising $126.7 million in new common equity capital, after underwriting discounts and offering expenses, through the issuance of 8.6 million common shares at a price of $15.50 per share. In March 2008 the Company raised $4.6 million, after expenses, by issuing 360,100 common shares at an average price of $13.17 per share under its continuous offering program. During the second quarter of 2008 the Company raised an additional $77.1 million, after expenses, by issuing 6,123,133 common shares at an average price of $12.89 per share under this program. Year-to-date, these issuances increased common equity capital by $208.5 million. Subsequent to quarter-end and through the filing date of this report, the Company further increased its common equity capital by $3.6 million, after expenses, through the issuance of 319,000 common shares at an average sales price of $11.76 per share under the continuous offering program. The Company may raise more capital in future periods subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important company-specific news. The accompanying June 30, 2008 financial statements and related disclosures do not reflect the effects of shares issued subsequent to quarter-end.

NOTE 9 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is net income plus other comprehensive income (loss). Other comprehensive income (loss) currently consists of the change in unrealized gain on mortgage securities classified as available-for-sale and amounts related to derivative financial instruments held as cash flow hedges. As of June 30, 2008, the Accumulated other comprehensive income component of Stockholders’ equity consisted of $41.3 million in net unrealized gains on mortgage securities held available-for-sale, $2.3 million in net unrealized losses on interest rate swap agreements held as cash flow hedges and a net unamortized balance of $2.0 million associated with terminated cash flow hedges. The following provides information regarding the components of comprehensive income (loss) (in thousands):

	Quarter Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Net income	$36,728	$5,774	$66,875	$12,001

Other comprehensive income (loss):
Amounts related to cash flow hedges:
Change in net unrealized losses	27,700	—	157	—
Early termination of interest rate swap agreement	—	—	(2,275)	—
Reclassification adjustment for amounts included in net income	184	(11)	245	(23)
Amounts related to available-for-sale securities:
Reclassification adjustments for amounts included in net income	—	—	1,408	—
Change in net unrealized gains	10,972	(7,357)	507	2,109

Other comprehensive income (loss)	38,856	(7,368)	42	2,086

Comprehensive income (loss)	$75,584	$(1,594)	$66,917	$14,087

NOTE 10 — DISCLOSURES REGARDING FAIR VALUES OF MORTGAGE SECURITIES
AND SIMILAR INVESTMENTS
Fair values of most of Capstead’s Mortgage securities and similar investments are influenced by changes in, and market expectations for changes in, interest rates and market liquidity conditions, as well as other factors beyond the control of management. Fair values are estimated at each balance sheet date considering recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions. Currently, only investments in mortgage securities classified as available-for-sale are reported at fair value on the Company’s balance sheet with unrealized gains and losses recorded as a component of Accumulated other comprehensive income in Stockholder’s equity.
Fair value disclosures for investments classified as available-for-sale were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of June 30, 2008
Agency Securities	$7,744,469	$45,875	$4,548	$7,785,796
As of December 31, 2007
Agency Securities	$6,989,619	$42,023	$2,611	$7,029,031

Fair value disclosures for investments classified as held-to-maturity were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of June 30, 2008
Collateral released from structured financings (Agency Securities)	$11,067	$397	$—	$11,464
Collateral for structured financings	5,055	—	—	5,055

	$16,122	$397	$—	$16,519

As of December 31, 2007
Collateral released from structured financings (Agency Securities)	$12,842	$340	$—	$13,182
Collateral for structured financings	5,248	—	—	5,248

	$18,090	$340	$—	$18,430

Disclosures for investments in an unrealized loss position were as follows (in thousands):

	June 30, 2008		December 31, 2007
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities in an unrealized loss position:
One year or greater	$224,733	$2,093	$323,751	$1,856
Less than one year	1,097,393	2,455	382,482	755

	$1,322,126	$4,548	$706,233	$2,611

Commercial and residential loans in an unrealized loss position:
One year or greater	$—	$—	$—	$—
Less than one year	51,131	1,613	42,248	748

	$51,131	$1,613	$42,248	$748

Managing a large portfolio of primarily ARM Agency Securities remains the core focus of Capstead’s investment strategy and management expects these securities will be held to maturity absent a major shift in the Company’s investment focus. By focusing on investing in relatively short-duration and highly liquid ARM Agency Securities, declines in fair value caused by increases in interest rates are typically modest compared to investments in longer-duration assets. These declines can be recovered in a relatively short period of time as the coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment or the mortgage loans prepay. Consequently, any such declines in value generally would not constitute other-than-temporary impairments in value necessitating impairment charges. From a credit risk and market liquidity perspective, the real or implied United States government guarantee associated with Agency Securities helps ensure that fluctuations in value due to perceived credit risk will be relatively modest and financing will remain available via repurchase arrangements.
In early March 2008 credit market conditions came under pressure, characterized by a significant contraction in market liquidity centering on concerns over pricing for mortgage securities, changes in terms of financing via short-term repurchase agreements and, most critically, the potential for adverse changes in the availability of financing to support leveraged portfolios of mortgage securities. In light of these conditions and concerns, Capstead reduced its portfolio leverage (secured borrowings divided by long-term investment capital) to the lower end of the Company’s traditional range of eight to twelve times long-term investment capital. In connection with this effort, during March the Company sold Agency Securities with a cost basis of $768 million for a net realized loss of $1.4 million (gross realized losses of $2.7 million net of gross realized gains of $1.3 million) and temporarily curtailed replacing portfolio runoff. In addition, the Company expanded the number of lending counterparties with whom it routinely does business. Together with new common equity capital raised under its continuous offering program, these actions significantly increased financial flexibility, thereby improving the Company’s ability to withstand periods of contracting market liquidity. In May the Company resumed replacing portfolio runoff and deploying new common equity capital.
NOTE 11 — LONG-TERM INCENTIVE AND OTHER PLANS
The Company sponsors long-term incentive plans to provide for the issuance of stock awards, option awards and other incentive-based equity awards to directors and employees (collectively, the “Plans”). As of June 30, 2008, the Plans had 1,723,957 common shares remaining available for future issuance.
The Company also sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and discretionary contributions of up to another 3% of compensation regardless of participation in the plans. All Company contributions are subject to certain vesting requirements. Contribution expenses were $33,000 and $67,000 for the quarter and six months ended June 30, 2008, respectively.
In May and June 2005 stock awards for a total of 172,600 common shares were issued to directors and employees (average grant date fair value: $7.86 per share) that vest in four annual installments, subject to certain restrictions, including continuous service. In December 2006 stock awards for a total of 197,500 common shares were issued to employees (grant date fair value: $8.19 per share) that vest in four annual installments beginning January 2, 2008, subject to similar restrictions. Also during 2006, stock awards for 21,457 common shares were issued to a new employee and certain directors (average grant date fair value: $6.86 per share), 6,457 shares of which were vested at grant with the remaining shares vesting proportionally over three years, subject to similar restrictions. In May 2007, stock awards totaling 6,000 common shares were issued to directors that vested April 15, 2008 (grant date fair value $9.81). In December 2007, stock awards totaling 150,000 common shares were issued to employees that vest in six annual installments beginning January 2, 2009 (grant date fair value $13.05) subject to similar restrictions. Stock award activity during the six months ended June 30, 2008 is summarized below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Stock awards outstanding as of December 31, 2007	431,200	$9.82
Grants*	6,000	12.90
Forfeitures	(3,875)	10.70
Vested	(89,851)	8.17

Stock awards outstanding as of June 30, 2008	343,474	10.29

*	In May 2008, stock awards totaling 6,000 common shares were issued to directors that vest April 15, 2009.
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

During 2005 option awards granted to directors and employees totaled 430,000 shares with an average price of $7.85 and an average fair value of $0.61 per share, which was determined using average expected terms of four years, volatility factors of 27%, dividend yields of 10% and risk-free rates of 3.76%. During 2006 option awards granted to directors and employees totaled 258,000 shares with an average price of $7.43 and an average fair value of $0.78 per share, which was determined using average expected terms of four years, volatility factors of 31%, dividend yields of 10% and risk-free rates of 4.91%. During 2007 option awards granted to directors and employees totaled 220,500 shares with an average price of $10.46 and an average fair value of $0.89 per share, which was determined using average expected terms of four years, volatility factors of 27%, dividend yields of 10% and risk-free rates of 4.60%. Option award activity during the six months ended June 30, 2008 is summarized below:

	Number of	Weighted Average
	Shares	Exercise Price

Option awards outstanding as of December 31, 2007	948,656	$11.47
Grants (average fair value $2.08)*	30,000	12.87
Forfeitures	(1,875)	10.06
Expirations	(133,224)	29.91
Exercises	(287,807)	7.62

Option awards outstanding as of June 30, 2008	555,750	$9.12

*	Option awards granted during 2008 to directors were valued with average expected terms of four years, volatility factors of 50%, dividend yields of 12% and risk-free rates of 2.91%.
The weighted average remaining contractual term, average exercise price and aggregate intrinsic value for the 203,375 exercisable option awards outstanding as of June 30, 2008 was eight years, $9.07 and $398,000. The total intrinsic value of option awards exercised during the quarter and six months ended June 30, 2008 was $94,000 and $2.8 million, respectively. Unrecognized compensation costs for all unvested equity awards totaled $3.3 million as of June 30, 2008, to be expensed over a weighted average period of two years.
NOTE 12— NET INTEREST INCOME ANALYSIS
The following summarizes interest income, interest expense and weighted average interest rates related to Mortgage securities and similar investments (dollars in thousands):

	Quarter Ended June 30
	2008		2007		Related Changes in
		Average		Average	Average
	Amount	Rate	Amount	Rate	Rate*	Volume*

Interest income	$97,332	5.30%	$75,795	5.57%	$(3,833)	$25,370
Interest expense	(55,019)	3.25	(67,107)	5.21	(29,257)	17,169

	$42,313	2.05	$8,688	0.36	$25,424	$8,201

	Six Months Ended June 30
	2008		2007		Related Changes in
		Average		Average	Average
	Amount	Rate	Amount	Rate	Rate*	Volume*

Interest income	$203,683	5.49%	$147,937	5.53%	$(1,077)	$56,823
Interest expense	(124,325)	3.61	(130,696)	5.20	(46,348)	39,977

	$79,358	1.88	$17,241	0.33	$45,271	$16,846

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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
Capstead increased its long-term investment capital by 31% during the six months ended June 30, 2008 to $868 million by raising over $208 million in new common equity capital through an underwritten public offering that closed in February 2008 and through its continuous offering program. Largely as a result of these common equity raises, book value per common share increased by $1.17 to $10.42 per common share during this period. The Company’s long-term investment capital consists of common stockholders’ equity together with $179 million of perpetual preferred stockholders’ equity (recorded amount) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). Subsequent to quarter-end, the Company further increased its long-term investment capital raising an additional $3.6 million in new common equity capital under its continuous offering program.
After having improved considerably from the relatively distressed levels experienced during the fall of 2007, in early March 2008 credit market conditions for investing in Agency Securities again deteriorated, characterized by a significant contraction in market liquidity. In response, Capstead reduced its portfolio leverage (secured borrowings divided by long-term investment capital) to the lower end of the Company’s traditional range of eight to twelve times long-term investment capital through the sale of $768 million in Agency Securities, temporarily not replacing portfolio runoff and raising new common equity capital through its continuous offering program. Together with expanding the number of lending counterparties with whom the Company routinely does business, these actions significantly increased financial flexibility, thereby improving the Company’s ability to withstand periods of contracting market liquidity.
In late March and early April market liquidity concerns lessened considerably largely due to actions taken by the Federal Reserve and the federal regulators of Fannie Mae, Freddie Mac and the Federal Home Loan Banks. As the quarter progressed, market liquidity remained plentiful. Having reached its leverage goal by the end of April, Capstead resumed replacing portfolio runoff and deploying new capital into additional holdings of ARM Agency Securities. As of June 30, 2008 Capstead’s mortgage securities and similar investments totaled $7.86 billion and portfolio leverage stood at 8.14-to-one compared to a portfolio of $7.11 billion at a leverage ratio of 9.84-to-one at year-end.
Subsequent to the end of the quarter, market anxiety increased concerning Fannie Mae’s and Freddie Mac’s ability to withstand future credit losses without the direct support of the federal government. We believe these concerns were largely alleviated by recent actions by the Federal Reserve, the Treasury Department and Congress that have provided clarity as to how critical the government views the roles of both Fannie Mae and Freddie Mac in the U.S. housing markets and confirmed these government-sponsored entities’ access to government financing, should it be necessary. While the raising of these concerns may have dampened the equity markets, particularly for financial firms including Capstead, as of the date of this filing the fair value of the Company’s holdings of ARM Agency Securities have held up reasonably well and the availability of financing via short-term repurchase agreements continues to remain plentiful.
Financing spreads (the difference between yields on the Company’s investments and rates on related borrowings) averaged 205 basis points during the second quarter of 2008, up from 172 basis points earned during the first quarter of 2008. This increase of 33 basis points was primarily attributable to lower borrowing rates, which benefited from actions taken by the Federal Reserve Open Market Committee beginning last fall to lower its target for the federal funds rate a total of 325 basis points to 2.00% by April 30, 2008. Financing spreads are projected to decline by approximately 20 basis points during the third quarter to 185 basis points due to lower yields on purchases and lower resets on ARM securities partially offset by some additional improvement in borrowing rates.
The size and composition of Capstead’s investment portfolios depend on investment strategies being implemented by management, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage the Company’s investment capital. Market conditions are influenced by, among other things, current levels of and expectations for future levels of short-term interest rates, mortgage prepayments and market liquidity.
Risk Factors and Critical Accounting Policies
Under the captions “Risk Factors” and “Critical Accounting Policies” are discussions of risk factors and critical accounting policies affecting Capstead’s financial condition and results of operations that are an integral part of this discussion and analysis. Readers are strongly urged to consider the potential impact of these factors and accounting policies on the Company and its financial results.
Recent Common Equity Offerings
In February 2008 Capstead completed its third public offering since September 2007 raising nearly $127 million in new common equity capital, after underwriting discounts and offering expenses, through the issuance of 8.6 million common shares at a price of $15.50 per share. In March 2008 the Company raised $4.6 million, after expenses, by issuing 360,100 common shares at an average price of $13.17 per share under its continuous offering program. During the second quarter of 2008, the Company raised an additional $77 million, after expenses, by issuing 6.1 million common shares at an average price of $12.89 per share under this program. Year-to-date, these issuances increased common equity capital by over $208 million and were accretive to year-end book value by $1.23 per common share. Subsequent to quarter-end, the Company further increased its common equity capital by $3.6 million, after expenses, through the issuance of 319,000 common shares at an average sales price of $11.76 per share under the continuous offering program. The Company may raise more capital in future periods, subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important company-specific news. The accompanying June 30, 2008 financial statements and related disclosures do not reflect the effects of shares issued subsequent to quarter-end.
Book Value per Common Share
Nearly all of the Company’s mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share. The fair value of these positions is impacted by credit market conditions, including changes in interest rates and the availability of financing at reasonable rates and leverage levels (i.e., credit market liquidity). The Company’s investment strategy attempts to mitigate these risks by focusing almost exclusively on investments in ARM Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans that have interest rates that reset periodically to more current levels. Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios that contain a significant amount of non-agency mortgage securities and/or fixed-rate mortgage securities of any type, which generally results in a more stable book value per common share. As of June 30, 2008, Capstead’s book value per common share (calculated assuming liquidation preferences for the Series A and B preferred shares) was $10.42, an increase of $1.02 from March 31, 2008 and $1.17 from December 31, 2007. The following table progresses book value per common share during 2008:

			Six Months
	Quarter Ended		Ended
	March 31	June 30	June 30

Book value per common share, beginning of period	$9.25	$9.40	$9.25
Accretion attributed to capital transactions	0.95	0.35	1.21
Dividend distributions in excess of earnings	(0.02)	(0.02)	(0.04)
Other comprehensive income items:
Change in value of mortgage investments	(0.18)	0.20	0.04
Change in value of interest rate swap agreements held as cash flow hedges	(0.55)	0.49	—
Termination of cash flow hedge	(0.05)	—	(0.04)

Book value per common share, end of period	$9.40	$10.42	$10.42

After having declined in value in March primarily due to credit market liquidity concerns, the fair value of Capstead’s mortgage investments recovered during the second quarter as improved credit market conditions resulted in improved pricing for ARM Agency Securities even as longer-term market interest rates, such as two-year U.S. treasury rates, increased (i.e., significant spread tightening). The fair value of the Company’s interest rate swap agreements also declined during the first quarter as market interest rates declined sharply with worsening credit market conditions as concerned investors sought the relative safety of U.S. Treasuries. Market interest rates rose during the second quarter as credit market conditions improved and inflation concerns became more pronounced, allowing for a recovery in the fair value of the swaps by the end of the second quarter. On a year-to-date basis, these changes in valuation have largely offset each other such that the improvement in book value per common share since year-end is primarily attributable to accretive issuances of new common equity capital.
Company Response to Recent Credit Market Conditions
Credit market conditions for investing in Agency Securities improved considerably in January and February 2008 from the relatively distressed levels experienced during the fall of 2007. However, in early March 2008 conditions again deteriorated, characterized by a significant contraction in market liquidity centering on concerns over pricing for mortgage securities, changes in terms of financing via short-term repurchase agreements and, most critically, the potential for adverse changes in the availability of financing to support leveraged portfolios of mortgage securities. In light of these conditions and concerns, Capstead reduced its portfolio leverage to the lower end of the Company’s traditional range of eight to twelve times long-term investment capital. In connection with this effort, during March the Company sold Agency Securities with a cost basis of $768 million for a net realized loss of $1.4 million and temporarily curtailed replacing portfolio runoff. In addition, the Company expanded the number of lending counterparties with whom it routinely does business. Together with new common equity capital raised under its continuous offering program, these actions significantly increased financial flexibility, thereby improving the Company’s ability to withstand periods of contracting market liquidity.
In late March and into April credit market conditions began improving largely due to actions taken by the Federal Reserve to support the mortgage securities market by providing additional financing to both banks and primary broker dealers and orchestrating the acquisition of The Bear Stearns Companies, Inc.

by JPMorgan Chase & Co. Additionally, actions taken by federal regulators to allow Fannie Mae, Freddie Mac and the Federal Home Loan Banks to expand their holdings of Agency Securities have provided further support to the credit markets. These actions contributed to improved pricing for most Agency Securities, increased the availability of financing via short-term repurchase agreements and largely stalled momentum toward higher collateral requirements beyond commonly seen levels of 5%. As the quarter progressed, market liquidity remained plentiful and collateral requirements were relaxed by many of the Company’s counterparties. By the end of April Capstead resumed replacing portfolio runoff and deploying new common equity capital into additional holdings of ARM Agency Securities while maintaining portfolio leverage at the low end of the Company’s traditional range of eight to twelve times long-term investment capital.
Subsequent to the end of the quarter, market anxiety increased concerning Fannie Mae’s and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolio and on which they provide guarantees, without the direct support of the federal government. We believe these concerns were largely alleviated by actions taken by the Federal Reserve, the Treasury Department and Congress that have provided clarity as to how critical the government views the roles of both Fannie Mae and Freddie Mac in the U.S. housing markets and confirmed these government-sponsored entities’ access to government financing, should it be necessary, either through borrowings from the Federal Reserve at the discount window or through debt and/or equity issuances directly to the Treasury Department pursuant to provisions of the Housing and Economic Recovery Act of 2008. While the raising of these concerns may have dampened the equity markets, particularly for financial firms including Capstead, as of the date of this filing the fair value of the Company’s holdings of ARM Agency Securities have held up reasonably well and the availability of financing via short-term repurchase agreements continues to remain plentiful.
Earnings Guidance
Although credit market conditions improved significantly during the second quarter and, as of the date of this filing, have remained fairly stable despite the issues faced by stockholders of Fannie Mae and Freddie Mac, management continues to believe it is appropriate to maintain the Company’s portfolio leverage at the lower end of its traditional range of eight to twelve times long-term investment capital. Maintaining leverage near the lower end of this range should provide sufficient liquidity to navigate difficult market conditions while still earning attractive returns on invested capital.
On July 24, 2008 (the date of the Company’s second quarter earnings release), the Company projected average financing spreads for the third quarter to decline 20 basis points to 185 basis points, as a result of lower portfolio yields from acquisitions, ARM coupon resets and seasonally higher mortgage prepayments. At eight times leverage, this equates to a return on capital (before other expenses) of approximately 20%. Although management is not anticipating further reductions in the federal funds target rate this year, the Company’s borrowing rates could move lower in future quarters as portions of its $1.50 billion in higher-rate, longer-dated borrowings mature over the next three to 14 months and further still if overall conditions in the financial markets improve and the interest spread between the one-month London Interbank Offered Rate (one-month LIBOR) and the federal funds target rate tightens back towards historical spread levels of 10 to 15 basis points. The spread between federal funds and one-month LIBOR is important because interest rates on the Company’s 30-day borrowings are generally set between these two benchmark rates.
Residential Mortgage Investments
Managing a large portfolio of residential mortgage investments consisting primarily of ARM Agency Securities is the core focus of Capstead’s investment strategy. As of June 30, 2008, residential mortgage investments totaled $7.82 billion, up from $7.07 billion at year-end, and consisted of over 99% ARM Agency Securities. Agency Securities carry an implied AAA-rating with limited credit risk. By focusing on investing in relatively short-duration and highly liquid ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets. These declines can be recovered in a relatively short period of time as the coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment. Additionally, mortgage coupon resets tend to allow for the recovery of financing spreads diminished during periods of rising interest rates. From a credit risk and market liquidity perspective, the real or implied United States government guarantee associated with Agency Securities, particularly as bolstered by the Housing and Economic Recovery Act of 2008, helps ensure that fluctuations in value due to perceived credit risk will be relatively modest and financing will remain available via repurchase arrangements.
Residential mortgage investments held by Capstead that are not agency-guaranteed were limited to less than $22 million as of June 30, 2008 and consist of mortgage loans remaining from a conduit operation operated by the Company in the early 1990’s. The Company holds the related credit risk associated with $16 million of these loans, and the rest of these investments are held as collateral for structured financings whereby the related credit risk is borne by the securitizations’ bondholders. Delinquencies are of little consequence for these investments given the underlying collateral values associated with these extremely well seasoned mortgages. Given the modest size of this legacy portfolio, further discussion and analysis of the residential mortgage investment portfolio may ignore any distinction between these loans and securities and Agency Securities.
ARM securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to a margin over a current short-term interest rate index or begin doing so after an initial fixed-rate period subject to periodic and lifetime limits, referred to as caps. See “NOTE 4” to the accompanying consolidated financial statements for additional information regarding interest rate resets on the Company’s investments. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. As of quarter-end, Capstead’s residential mortgage securities were split 57% to 43% between current-reset and longer-to-reset ARM securities. As of June 30, 2008, the Company’s ARM securities featured the following average current and fully-indexed weighted average coupon rates, net of servicing and other fees (“WAC”), net margins, periodic and lifetime caps, and months-to-roll (dollars in thousands):

			Fully	Average	Average	Average	Months
		Net	Indexed	Net	Periodic	Lifetime	To
ARM Type	Basis*	WAC	WAC	Margins	Caps	Caps	Roll

Current-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	$4,008,847	5.43%	4.50%	1.85%	4.10%	10.37%	4.5
Ginnie Mae	436,596	5.45	3.91	1.53	1.00	9.96	5.5
Residential mortgage loans	9,813	6.32	5.17	2.05	1.50	11.17	5.2

	4,455,256	5.43	4.44	1.82	3.79	10.33	4.6
Longer-to-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	3,298,768	6.09	4.83	1.66	2.74	11.58	40.2

	$7,754,024	5.71	4.61	1.75	3.34	10.87	19.7

*	Basis represents the Company’s investment (unpaid principal balance plus unamortized investment premium) before unrealized gains and losses. As of June 30, 2008, the ratio of basis to related unpaid principal balance for the Company’s ARM securities was 101.34. This table excludes $7 million in fixed-rate residential mortgage loans, $11 million in fixed-rate Agency Securities and $5 million in private residential mortgage pass-through securities held as collateral for structured financings.

Capstead typically finances its current-reset ARM securities using 30-day borrowings that reset monthly at a margin over the federal funds rate although when available at attractive terms, maturities on a portion of these borrowings may be extended to up to 90 days. Prior to the credit market turmoil that began last fall, the Company used longer-dated repurchase arrangements to effectively lock in financing spreads on investments in longer-to-reset ARM securities for a significant portion of the fixed-rate terms of these investments. As of June 30, 2008, these longer-term committed borrowings consisted of a series of repurchase arrangements totaling $1.50 billion with remaining terms of from three to 14 months and an average maturity of nine months. Currently, the Company has borrowings with 18 active repurchase agreement counterparties, up from 14 at year-end and is pursuing further counterparty relationships. Borrowings under repurchase arrangements supporting residential mortgage investments totaled $7.06 billion at June 30, 2008.
In November 2007 the Company began using two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to effectively lock in fixed rates on a portion of its 30-day borrowings because longer-term committed borrowings were no longer available at attractive terms. Under the terms of the interest rate swap agreements held by Capstead as of June 30, 2008, the Company pays fixed rates of interest averaging 3.47% on notional amounts totaling $1.70 billion with an average maturity of 18 months. Variable payments received by the Company under these agreements tend to offset interest accruing on a like amount of the Company’s 30-day borrowings leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments. Another $200 million notional amount of two-year term swap agreements with a fixed rate of 3.17% were added subsequent to quarter-end. The Company intends to continue to manage interest rate risk associated with holdings of longer-to-reset ARM securities by utilizing suitable derivative financial instruments (“Derivatives”) such as interest rate swap agreements as well as longer-dated committed borrowings if available at attractive terms.
Portfolio runoff increased modestly to an annualized rate of 20% during the second quarter of 2008 compared to 19% during the first quarter of 2008. This increase was less than anticipated considering seasonality trends and reflects current difficult conditions in the residential mortgage lending environment, including national trends toward declining home values and tighter mortgage loan underwriting standards. These factors are expected to continue to plague homeowners seeking to sell their homes or refinance their mortgages, which may allow the Company to experience more favorable runoff trends than would otherwise occur. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, high levels of mortgage prepayments can put downward pressure on ARM security yields because the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as portfolio yield adjustments.
Commercial Real Estate-related Assets
Since the spring of 2000 when Capstead adopted its core strategy of managing a leveraged portfolio of primarily ARM Agency Securities, the Company has periodically augmented this core portfolio with investments in credit-sensitive commercial real estate-related assets that can earn attractive risk-adjusted returns. Over the years these alternative investments have included a portfolio of net-leased senior living centers as well as commercial mortgage securities and subordinated loans supported by interests in commercial real estate. In all instances the overall level of capital committed to these investments has been relatively modest, primarily because the related risk-adjusted returns on additional investments have not been compelling.
While in the near term management is focusing its efforts on Capstead’s core portfolio of ARM Agency Securities, management is continuing to monitor developments in the commercial real estate markets that are currently experiencing widening credit spreads and significant liquidity constraints. As of June 30, 2008, Capstead’s investments in commercial real estate-related assets consisted of several subordinated loans totaling $5 million to a Dallas, Texas-based developer scheduled to be repaid during 2008 through townhome and land sales and $38 million in subordinated loans on a luxury hotel property in the Caribbean that is also scheduled to be repaid in 2008.
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
Capstead’s utilization of long-term investment capital and its estimated potential liquidity were as follows as of June 30, 2008 in comparison with December 31, 2007 (in thousands):

		Related	Capital	Potential
	Investments(a)	Borrowings	Employed(a)	Liquidity(a)

Residential mortgage securities	$7,818,364	$7,060,377	$757,987	$375,543
Commercial real estate-related assets	42,931	6,991	35,940	(6,991)

	$7,861,295	$7,067,368	793,927	368,552

Other assets, net of other liabilities			106,938	42,134
Second quarter common dividend			(33,082)	(33,082	) (b)

			$867,783	$377,604

Balances as of December 31, 2007	$7,108,719	$6,500,362	$660,895	$371,196

(a)	Investments are stated at carrying amounts on the Company’s balance sheet which generally reflects management’s estimate of fair value as of the indicated dates. Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements as of the indicated dates considering management’s estimate of the fair value of related collateral adjusted for other sources (uses) of liquidity such as near-term scheduled payments on related borrowings not expected to be immediately replaced, cash and cash equivalents, and dividends payable.

(b)	The second quarter common dividend was declared June 12, 2008 and paid July 21, 2008 to stockholders of record as of June 30, 2008.
In order to prudently and efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund margin calls (requirements to pledge additional collateral or pay down borrowings) required by monthly principal payments (that are not remitted to the Company for 20 to 45 days after any given month-end) and anticipated declines in the market value of pledged assets under stressed market conditions. In response to a sharp contraction in market liquidity experienced in March 2008, portfolio leverage was reduced to 8.14-to-one as of June 30, 2008, from 9.84-to-one at year-end. Although credit market conditions have improved considerably since March, management believes it is appropriate to continue maintaining the Company’s portfolio leverage at the low end of its traditional range of eight to twelve times long-term investment capital. Maintaining leverage near the lower end of this range should provide sufficient liquidity to navigate difficult market conditions while still earning attractive returns on investment capital.

Accounting for Seller-Financed Acquisitions of Mortgage Securities
Capstead generally pledges its residential mortgage investments as collateral under repurchase arrangements and a portion of the Company’s acquisitions may initially be financed with sellers. In February 2008 the Financial Accounting Standards Board issued Staff Position 140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP140-3”). Under FSP140-3 certain seller-financed acquisitions entered into after December 31, 2008 will not qualify as sales from the sellers’ perspective and the sellers will be required to continue to consolidate the assets sold. As a result, buyers such as Capstead will be precluded from presenting these seller-financed acquisitions gross on their balance sheets and required to report the assets net of related liabilities at fair value with related changes in fair value reported in earnings until such time as the assets are no longer financed with the sellers. FSP140-3 requires consideration as to whether the accounting described above should be followed in situations where acquisitions and subsequent financing by a seller are sufficiently linked. Management does not believe implementing FSP140-3 will have a material effect on Capstead’s results of operations, taxable income or financial condition. Also, it is not expected to affect the Company’s status as a REIT or cause it to fail to qualify for its exemption under Investment Company Act of 1940 which requires that the Company must, among other things, maintain at least 55% of its assets directly in qualifying real estate interests.

RESULTS OF OPERATIONS
Comparative income statement data (in thousands, except for per share data) and key portfolio statistics (dollars in millions) were as follows:

	Quarter Ended June 30		Six Months Ended June 30

	2008	2007	2008	2007

Income statement data:

Mortgage securities and similar investments (interest income, net of related interest expense)
Residential mortgage investments	$41,456	$8,560	$77,703	$16,993
Commercial real estate investments	857	128	1,655	248

	42,313	8,688	79,358	17,241

Other revenue (expense):
Loss from portfolio restructuring	—	—	(1,408)	—
Other revenue	727	237	1,570	1,108
Interest on unsecured borrowings	(2,187)	(2,187)	(4,374)	(4,374)
Incentive compensation	(2,270)	—	(4,520)	—
Other operating expense	(1,920)	(1,539)	(3,881)	(3,213)

	36,663	5,199	66,745	10,762
Equity in earnings of unconsolidated affiliates	65	575	130	1,239

Net income	$36,728	$5,774	$66,875	$12,001

Net income available to common stockholders, after payment of preferred share dividends	$31,665	$710	$56,748	$1,873

Net income per common share:
Basic	$0.59	$0.04	$1.14	$0.10
Diluted	0.58	0.04	1.11	0.10

Weighted average common shares outstanding:
Basic	53,453	19,013	49,803	18,973
Diluted	63,557	19,257	59,994	19,155

Key portfolio statistics:
Average yields:
Residential mortgage investments	5.28%	5.56%	5.46%	5.52%
Commercial real estate investments	9.68	18.00	10.25	18.00
Total average yields	5.30	5.57	5.49	5.53

Average related borrowing rates	3.25	5.21	3.61	5.20

Average financing spread	2.05	0.36	1.88	0.33

Average portfolio balances:
Residential mortgage investments	$7,306	$5,444	$7,384	$5,346
Commercial real estate investments	43	3	43	3

	7,349	5,447	7,427	5,349
Related average borrowings	6,704	5,096	6,819	4,999

Average capital deployed	$645	$351	$608	$350

Average portfolio runoff rate	20%	30%	20%	29%

Net margins and average financing spreads on Capstead’s mortgage securities and similar investments for the three and six months ended June 30, 2008 were significantly higher than during the same periods of the prior year reflecting higher financing spreads primarily attributable to lower borrowing rates and larger average holdings of ARM Agency Securities.
As a result of a prolonged Federal Reserve rate tightening effort that increased the federal funds rate 425 basis points over a two year period to 5.25% by June 2006, financing spreads fell to a negative 16 basis points by the third quarter of 2006 before beginning to recover to average 36 basis points during the second quarter of 2007 as coupon interest rates on a portion of the mortgages underlying the Company’s current-reset ARM securities reset to higher prevailing interest rates. Portfolio yields continued increasing throughout 2007 to peak at an average rate of 5.80% during the fourth quarter of 2007 before beginning to trend lower during 2008 primarily as a result of lower yielding portfolio acquisitions as well as lower resets on current-reset ARM securities as market interest rates declined. Meanwhile borrowing rates began declining rapidly beginning early in the fourth quarter of 2007 in response to the Federal Reserve’s aggressive actions starting in mid-September 2007 to reduce its target for the federal funds rate by a total of 325 basis points by April 30, 2008. This illustrates how the Company is impacted immediately when short-term interest rates rise (and fall) while current-reset ARM security yields change slowly in comparison because coupon interest rates on the underlying mortgage loans may only reset once a year and the amount of each reset can be limited or capped.
Since the fall of 2007, Capstead increased its long-term investment capital by over $414 million with the issuance of new common equity capital raised through three follow-on equity offerings and the Company’s continuous offering program. This capital was deployed into additional holdings of ARM Agency Securities contributing to substantially higher average outstanding balances of residential mortgage securities during the three and six months ended June 30, 2008 compared to the same periods of the prior year. This contributed to the higher net margins earned thus far in 2008 even as the Company reduced its portfolio leverage to the low end of its traditional range of eight to twelve times long-term investment capital.
Earnings from commercial real estate investments benefited from higher outstanding balances primarily due to the consolidation in November 2007 of a $38 million loan and related borrowings after acquiring full ownership of a commercial real estate loan joint venture previously accounted for as an unconsolidated affiliate.
With the recurrence of credit market liquidity constraints in March 2008, the Company sold ARM Agency Securities with a cost basis of $768 million for a modest loss from portfolio restructuring of $1.4 million. In connection with this restructuring, the Company realized a $2.3 million loss on the termination of a $100 million swap agreement designated as a cash flow hedge for accounting purposes which is being amortized to earnings as a component of interest expense over the remaining term of the Derivative.
Incentive compensation accruals in 2008 relate to the Company’s incentive compensation program which allows for a 10% participation in annual earnings, as adjusted, in excess of a benchmark amount calculated based on average common stockholders’ equity for the year, after certain adjustments, using the average 10-year U.S. Treasury Rate plus 200 basis points. No incentive compensation was earned in 2007. Other operating expense for the three and six months ended June 30, 2008 increased over the same periods in 2007 primarily as a result of higher compensation and professional service-related costs.
Equity in earnings of unconsolidated affiliates for the three and six months ended June 30, 2008 reflects Capstead’s interest in three statutory trusts formed to issue $3 million in trust common securities to the Company and $100 million of trust preferred securities to unrelated third parties and consists solely of the trust common securities’ pro rata share in interest on $103 million in junior subordinated notes issued by the Company to the statutory trusts (reflected as unsecured borrowings on the Company’s balance sheet and interest in unsecured borrowings on its statement of income). Results for the same period in 2007 also included the Company’s equity in the earnings of the commercial real estate loan joint venture described above.
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
Capstead had the following estimated earnings sensitivity profile as of June 30, 2008 and December 31, 2007, respectively (dollars in thousands):

	Federal	10-year U.S.
	Funds	Treasury
	Rate	Rate	Immediate Change In:*

30-day to one-year rates			Down 1.00%	Down 1.00%	Flat	Up 1.00%	Up 1.00%

10-year U.S. Treasury rate			Down 1.00%	Flat	Down 1.00%	Flat	Up 1.00%

Projected 12-month earnings change:
June 30, 2008	2.00%	3.97%	$8,006	$13,296	$(10,822)	$(14,320)	$(8,819)
December 31, 2007	4.25	4.60	10,800	15,600	(9,800)	(17,300)	(12,400)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.
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

LIQUIDITY AND CAPITAL RESOURCES
Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than the Company’s potential liquidity available under its borrowing arrangements. The table included under “Financial Condition — Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of June 30, 2008 and its perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.
In response to the growth of Capstead’s residential mortgage investments portfolio and to recent turbulent market conditions, the Company has pursued additional lending counterparties in order to help increase its financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. Currently the Company has uncommitted repurchase facilities with a variety of lending counterparties to finance this portfolio, subject to certain conditions, and has borrowings outstanding with 18 of these counterparties, up from 14 at December 31, 2007 and ten in September 2007, when the current episodes of contracting credit market liquidity began. Borrowings under repurchase arrangements secured by residential mortgage investments totaled $7.06 billion as of June 30, 2008. Borrowings supporting current-reset ARM securities routinely have maturities of 30 to 90 days, and prior to August 2007, the Company financed a significant portion of its investments in longer-to-reset ARM securities with longer-term arrangements. As of June 30, 2008, these longer-term committed borrowings consisted of a series of repurchase arrangements totaling $1.50 billion entered into prior to September 2007 with remaining terms of from three to 14 months and an average maturity of nine months. Interest rates on borrowings under repurchase arrangements are generally based on a margin over the federal funds rate (or a corresponding benchmark rate for longer-term arrangements) and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries.
Late in 2007 Capstead began using two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to effectively lock in fixed rates on a portion of its 30-day borrowings because longer-term committed borrowings were no longer available at attractive terms. As of June 30, 2008 these swap agreements had notional amounts totaling $1.70 billion and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30-day borrowings. An additional $200 million notional amount of two-year interest rate swaps were entered into subsequent to quarter-end. The Company intends to continue to manage interest rate risk associated with holdings of longer-to-reset ARM securities by utilizing suitable Derivatives such as interest rate swap agreements.
As of June 30, 2008, Capstead’s commercial lending subsidiary had outstanding $7 million under a committed master repurchase agreement that matures August 9, 2008. The related collateral for this borrowing is scheduled to mature early in the fourth quarter.
In February 2008 Capstead completed its third public offering since the fall of 2007 raising nearly $127 million in new common equity capital, after underwriting discounts and offering expenses, through the issuance of 8.6 million common shares at a price of $15.50 per share. In March 2008 the Company raised $4.6 million, after expenses, by issuing 360,100 common shares at an average price of $13.17 per share under its continuous offering program. During the second quarter of 2008, the Company raised an additional $77 million, after expenses, by issuing 6.1 million common shares at an average price of $12.89 per share under this program. Year-to-date, these issuances increased common equity capital by over $208 million and were accretive to year-end book value by $1.23 per common share. Subsequent to quarter-end, the Company further increased its common equity capital by $3.6 million, after expenses, through the issuance of 319,000 common shares at an average sales price of $11.76 per share under the continuous offering program. The Company may raise more capital in future periods, subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important company-specific news. The accompanying June 30, 2008 financial statements and related disclosures do not reflect the effects of shares issued subsequent to quarter-end.
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
This risk is increased if Capstead relies significantly on any single counterparty for a significant portion of its repurchase arrangements. As of December 31, 2007, the Company’s largest single counterparty (Cantor Fitzgerald & Company) accounted for $1.42 billion in repurchase arrangements that had an average maturity of nine months.
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
The average life of Capstead’s longer-to-reset ARM securities could extend beyond the life of related longer-dated fixed-rate borrowings and interest rate swap positions more than anticipated. Longer-to-reset ARM securities held by Capstead consist almost exclusively of a combination of well-seasoned and relatively newly issued hybrid ARMs with initial coupon interest rates that are fixed for five years. As of June 30, 2008 the weighted average months-to-roll for this portion of our portfolio was 40 months with a significantly shorter average expected life based on mortgage prepayment expectations. Prior to changes in market conditions during the fall of 2007, Capstead made use of longer-dated repurchase arrangements to effectively lock in financing spreads on a portion of its investments in longer-to-reset ARM Agency Securities for a significant portion of the fixed-rate terms of these investments. Late in 2007 the Company began using two-year term interest rate swap agreements for this purpose. In a rising interest rate environment, the weighted average life of the Company’s longer-to-reset ARM securities could extend beyond the terms of related longer-dated borrowings and swap positions more than originally anticipated. This could have a negative impact on financing spreads and earnings as related borrowing costs would no longer be fixed during the remaining fixed-rate term of these investments and may also cause a decline in fair value of these assets without a corresponding increase in value from related longer-dated borrowings or swap positions.
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
Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:
•	Amortization of Investment Premiums on Financial Assets — Investment premiums on financial assets are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. For most of Capstead’s financial assets, estimates and judgments related to future levels of mortgage prepayments are critical to this determination. Mortgage prepayment expectations can vary considerably from period to period based on current and projected changes in interest rates and other factors such as portfolio composition. Management estimates mortgage prepayments based on past experiences with specific investments within the portfolio, and current market expectations for changes in the interest rate environment. Should actual runoff rates differ materially from these estimates, investment premiums would be expensed at a different pace.

•	Fair Value and Impairment Accounting for Financial Assets — Most of Capstead’s investments are financial assets held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions. Considerable judgment is required interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity (see “NOTE 10” to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets). Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of an individual asset below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge.

•	Derivatives Accounting — The Company uses Derivatives from time to time for risk management purposes. When held, Derivatives are recorded as assets or liabilities and carried at fair value. The accounting for changes in fair value of each Derivative held depends on whether it has been designated as an accounting hedge, as well as the type of hedging relationship identified. To qualify as cash flow hedges for accounting purposes, at the inception of the hedge relationship the Company must anticipate and document that the hedge relationship will be highly effective and monitor ongoing effectiveness on at least a quarterly basis. As long as the hedge relationship remains effective, the effective portion of changes in fair value of the Derivative are recorded in Accumulated other comprehensive income and the ineffective portion is recorded in earnings. Changes in fair value of Derivatives not held as accounting hedges, or for which the hedge relationship is deemed to no longer be highly effective, are recorded in earnings as a component of Other revenue (expense).

Late in 2007 the Company began using interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future 30-day borrowings. Variable-rate payments to be received on the swap agreements and any measured hedge ineffectiveness are recorded in Interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally on a monthly basis while fixed-rate swap payments to be made are also recorded in Interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments. See “NOTE 6” to the accompanying consolidated financial statements and “Financial Conditions—Residential Mortgage Investments” for additional information regarding the Company’s use of Derivatives and its related risk management policies.
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
ITEM 4.   CONTROLS AND PROCEDURES
As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2008.

PART II. — OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits: The following Exhibits are presented herewith:

Exhibit 1.1 — First Amendment to Sales Agreement dated August 4, 2008 by and between Capstead and Brinson Patrick Securities Corporation to sell common shares under the Company’s continuous offering program.

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

Current Report on Form 8-K dated April 11, 2008 to file a legal opinion related to the Company’s continuous offering program.

Current Report on Form 8-K dated April 14, 2008 to file under Item 8.01 a revised “Recent Developments” section pertaining to the Company’s prospectus supplement to its registration statement on Form S-3 (File No. 333-143390) for its continuous offering program.

Current Report on Form 8-K dated May 1, 2008 furnishing the press release announcing first quarter 2008 results.

Current Report on Form 8-K dated May 2, 2008 announcing a conference call and audio webcast to discuss first quarter financial results with the investment community.

Current Report on Form 8-K dated May 19, 2008 to file a presentation to the investment community.

Current Report on Form 8-K dated May 30, 2008 to file under Item 9.01 “Articles of Amendment of Articles of Incorporation of Capstead Mortgage Corporation dated as of May 29, 2008.”

Current Report on Form 8-K dated June 3, 2008 to file a presentation to the investment community.

Current Report on Form 8-K dated June 4, 2008 to file a legal opinion related to the Company’s continuous offering program.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant
Date: August 6, 2008	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: August 6, 2008	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial Officer