Form 10-Q
period 2008-09-30
CAPSTEAD MORTGAGE CORP
filed 2008-10-30
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐      NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock ($0.01 par value)	58,780,175 as of October 30, 2008

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
INDEX

Page
PART I. — FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Consolidated Balance Sheets — September 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations — Quarter and Nine Months Ended September 30, 2008 and 2007	4

Consolidated Statements of Cash Flows —Quarter and Nine Months Ended September 30, 2008 and 2007	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3. Qualitative and Quantitative Disclosure of Market Risk	38

ITEM 4. Controls and Procedures	38

PART II. — OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K	39

SIGNATURES	40
Computation of Ratio of Income from Continuing Operations
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 906
EX-12
EX-31.1
EX-31.2
EX-32

ITEM 1. FINANCIAL STATEMENTS
PART I. — FINANCIAL INFORMATION
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets:
Mortgage securities and similar investments ($7.7 billion pledged under repurchase arrangements)	$7,936,112	$7,108,719
Investments in unconsolidated affiliates	3,117	3,117
Interest rate swap agreements at fair value	5,202	—
Receivables and other assets	108,502	90,437
Cash and cash equivalents	137,475	6,653

	$8,190,408	$7,208,926

Liabilities:
Repurchase arrangements and similar borrowings	$7,242,848	$6,500,362
Unsecured borrowings	103,095	103,095
Interest rate swap agreements at fair value	8,867	2,384
Common stock dividend payable	32,024	9,786
Accounts payable and accrued expenses	37,171	32,382

	7,424,005	6,648,009

Stockholders’ equity:
Preferred stock — $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 197 and 202 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively ($3,232 aggregate liquidation preference)	2,755	2,828
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at September 30, 2008 and December 31, 2007 ($180,025 aggregate liquidation preference)	176,705	176,705
Common stock — $0.01 par value; 250,000 shares authorized:
58,226 and 40,819 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	582	408
Paid-in capital	932,113	702,170
Accumulated deficit	(358,155)	(358,155)
Accumulated other comprehensive income	12,403	36,961

	766,403	560,917

	$8,190,408	$7,208,926

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Mortgage securities and similar investments:
Interest income	$99,205	$74,949	$302,888	$222,886
Interest expense	(60,032)	(66,478)	(184,357)	(197,174)

	39,173	8,471	118,531	25,712

Other revenue (expense):
Loss from portfolio restructuring	—	(8,276)	(1,408)	(8,276)
Other revenue	301	274	1,871	1,382
Interest expense on unsecured borrowings	(2,186)	(2,186)	(6,560)	(6,560)
Incentive compensation	(300)	—	(4,820)	—
Other operating expense	(2,306)	(1,678)	(6,187)	(4,891)

	(4,491)	(11,866)	(17,104)	(18,345)

Income (loss) before equity in earnings of unconsolidated affiliates	34,682	(3,395)	101,427	7,367

Equity in earnings of unconsolidated affiliates	64	247	194	1,486

Net income (loss)	$34,746	$(3,148)	$101,621	$8,853

Net income available (loss attributable) to common stockholders:
Net income (loss)	$34,746	$(3,148)	$101,621	$8,853
Less cash dividends paid on preferred stock	(5,062)	(5,064)	(15,189)	(15,192)

	$29,684	$(8,212)	$86,432	$(6,339)

Net income (loss) per common share:
Basic	$0.53	$(0.43)	$1.66	$(0.33)
Diluted	0.52	(0.43)	1.64	(0.33)

Cash dividends declared per share:
Common	$0.550	$0.040	$1.660	$0.100
Series A Preferred	0.400	0.400	1.200	1.200
Series B Preferred	0.315	0.315	0.945	0.945
See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30
	2008	2007

Operating activities:
Net income	$101,621	$8,853
Noncash items:
Amortization of investment premiums	23,208	17,855
Depreciation and other amortization	184	171
Equity-based compensation costs	948	673
Amounts related to interest rate swap agreements	528	—
Loss from portfolio restructuring	1,408	8,276
Net change in receivables, other assets, accounts payable and accrued expenses	17,500	4,968

Net cash provided by operating activities	145,397	40,796

Investing activities:
Purchases of mortgage securities and similar investments	(2,851,297)	(1,737,579)
Proceeds from sales of mortgage securities and similar investments	766,800	803,363
Principal collections on mortgage securities and similar investments	1,202,737	1,371,343
Investment in unconsolidated affiliates	—	8,952

Net cash (used in) provided by investing activities	(881,760)	446,079

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	49,296,731	34,888,670
Principal payments on repurchase arrangements and similar borrowings	(48,554,240)	(35,321,353)
Collateral deposits on interest rate swap agreements	(22,756)	—
Payment on early termination of interest rate swap agreement	(2,275)	—
Capital stock transactions	233,739	1,518
Dividends paid	(84,014)	(16,738)

Net cash provided by (used in) financing activities	867,185	(447,903)

Net change in cash and cash equivalents	130,822	38,972

Cash and cash equivalents at beginning of period	6,653	5,661

Cash and cash equivalents at end of period	$137,475	$44,633

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
NOTE 2 — BASIS OF PRESENTATION
Interim Financial Reporting and Reclassifications
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.
Accounting for Seller-financed Acquisitions of Mortgage Securities
Capstead generally pledges its Mortgage securities and similar investments as collateral under repurchase arrangements and a portion of the Company’s acquisitions may initially be financed with sellers. The Company records such assets and the related borrowings gross on its balance sheet, and the corresponding interest income and interest expense gross on its income statement. In addition, the asset is typically a security held available-for-sale, and any change in fair value of the asset is recorded as a component of Accumulated other comprehensive income. In February 2008 the Financial Accounting Standards Board (“FASB”) issued Staff Position 140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP140-3”). Under FSP140-3, certain seller-financed acquisitions entered into after December 31, 2008 will not qualify as acquisitions if the related financing is considered sufficiently linked to the acquisition transaction. Any such seller-financed acquisitions that are deemed to be sufficiently linked will be reported net of related financings at fair value with related changes in fair value reported in earnings until such time as the assets are no longer financed with the sellers. Because such linkage does not exist for the Company’s typical acquisition transactions and related financings, management does not believe implementing FSP140-3 will have a material effect on Capstead’s results of operations, taxable income or financial condition. Also, it is not expected to affect the Company’s status as a REIT or cause it to fail to qualify for its exemption under Investment Company Act of 1940 which requires that the Company must, among other things, maintain at least 55% of its assets directly in qualifying real estate interests.

Accounting for Variable Interests
The FASB recently issued an exposure draft that would amend FASB Interpretation No. 46(R) "Consolidation of Variable Interest Entities” (“FIN46(R)”), to address concerns raised about FIN46(R)’s complexity and reliance on quantitative analyses and to require a greater scope of entities to be evaluated for consolidation using FIN46(R)’s provisions. The potential amendments, which would be effective for fiscal years beginning after November 15, 2009, would require an enterprise (including its related party and de facto agents) to determine whether it is the primary beneficiary of an entity primarily through a qualitative assessment, considering if it has both the power to direct matters that significantly affect the entity and the right to receive potentially significant benefits or the obligation to absorb potentially significant losses of the entity. The proposed amendment is not expected to have a material impact on the Company.
Fair Value Measurements
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
In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS159”). This statement permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings. In adopting SFAS157 and SFAS159 on January 1, 2008, the Company determined that it was not necessary to make any substantive changes to its valuation practices and that currently it will not report changes in fair value of any of its financial assets or liabilities in earnings as allowed under SFAS159. Therefore, the adoption of these standards did not have any impact on the Company’s consolidated financial statements.
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

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Numerators for basic earnings (loss) per common share:
Net income (loss)	$34,746	$(3,148)	$101,621	$8,853
Less Series A and B preferred share dividends	(5,062)	(5,064)	(15,189)	(15,192)

Income available (loss attributable) to common stockholders	$29,684	$(8,212)	$86,432	$(6,339)

Weighted average common shares outstanding	56,318	19,108	51,991	19,017

Basic earnings (loss) per common share	$0.53	$(0.43)	$1.66	$(0.33)

Numerators for diluted earnings (loss) per common share:
Net income (loss)	$34,746	$(3,148)	$101,621	$8,853
Less dividends on antidilutive convertible preferred shares	—	(5,064)	—	(15,192)

Income available (loss attributable) to common stockholders	$34,746	$(8,212)	$101,621	$(6,339)

Denominator for diluted earnings (loss) per common share:
Weighted average common shares outstanding	56,318	19,108	51,991	19,017
Net effect of dilutive equity awards	192	—	316	—
Net effect of dilutive convertible preferred shares	9,842	—	9,830	—

	66,352	19,108	62,137	19,017

Diluted earnings (loss) per common share	$0.52	$(0.43)	$1.64	$(0.33)

Potentially dilutive securities excluded from the calculation of diluted earnings (loss) per common share were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Equity awards:
Shares issuable under option awards	40	1,020	10	1,020
Nonvested stock awards	148	281	—	281
Convertible preferred shares:
Series A shares	—	202	—	202
Series B shares	—	15,819	—	15,819

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS
Mortgage securities and similar investments and related weighted average rates classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

		Investment
	Principal	Premiums		Carrying	Net	Average
	Balance	(Discounts)	Basis	Amount(a)	WAC(b)	Yield(b)

September 30, 2008
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$10,762	$29	$10,791	$10,812	6.65%	6.50%
ARMs	7,331,953	98,264	7,430,217	7,445,344	5.48	4.97
Ginnie Mae ARMs	411,779	2,117	413,896	416,635	5.21	5.04

	7,754,494	100,410	7,854,904	7,872,791	5.47	4.98

Residential mortgage loans:
Fixed-rate	6,028	(8)	6,020	6,020	7.14	6.89
ARMs	9,176	80	9,256	9,256	5.87	5.79

	15,204	72	15,276	15,276	6.37	6.23
Commercial real estate loans	43,233	(12)	43,221	43,221	8.12	9.48
Collateral for structured financings	4,746	78	4,824	4,824	8.11	7.82

	$7,817,677	$100,548	$7,918,225	$7,936,112	5.49	5.00

December 31, 2007
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$13,079	$36	$13,115	$13,138	6.63%	6.43%
ARMs	6,382,773	89,017	6,471,790	6,507,447	6.36	5.78
Ginnie Mae ARMs	515,091	2,465	517,556	521,288	5.87	5.62

	6,910,943	91,518	7,002,461	7,041,873	6.33	5.77

Residential mortgage loans:
Fixed-rate	7,412	(3)	7,409	7,409	7.05	7.14
ARMs	11,097	96	11,193	11,193	7.18	7.05

	18,509	93	18,602	18,602	7.13	7.08
Commercial real estate loans	43,435	(439)	42,996	42,996	10.46	12.21
Collateral for structured financings	5,162	86	5,248	5,248	8.14	8.07

	$6,978,049	$91,258	$7,069,307	$7,108,719	6.36	5.80

(a)	Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 10).

(b)	Net WACs, or weighted average coupons, net of servicing and other fees, are presented as of the indicated balance sheet date. Average Yields are presented for the quarter then ended calculated including the amortization of investment premiums and excluding unrealized gains and losses.
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
Commercial real estate loans consist of (a) $4.8 million in subordinated loans accruing interest at 18% and scheduled to pay off over the next nine months through townhome and land sales, pursuant to an extension entered into in September 2008, and (b) $38.4 million in subordinated loans accruing interest at a margin over one-month LIBOR on a luxury hotel property in the Caribbean that matured October 9, 2008. A pre-workout letter reserving all rights of the lending group was executed prior to maturity to allow additional time to reach a resolution for the financing of this property.
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
NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR
BORROWINGS, INCLUDING RELATED HEDGING ACTIVITY
Repurchase arrangements and similar borrowings, classified by type of collateral and maturities, and related weighted average interest rates were as follows (dollars in thousands):

	September 30, 2008		December 31, 2007
	Borrowings	Average	Borrowings	Average
Collateral Type	Outstanding	Rate*	Outstanding	Rate*

Borrowings with maturities of 30 days or less:
Agency Securities	$5,694,868	3.25%	$4,963,674	4.93%
Residential mortgage loans	—	—	14,352	6.12

	5,694,868	3.25	4,978,026	4.93

Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	415,736	4.09	—	—
Agency Securities (91 to 360 days)	1,127,420	5.05	368,694	4.92
Agency Securities (greater than 360 days)	—	—	1,127,420	5.05

	1,543,156	4.79	1,496,114	5.02

Similar borrowings:
Commercial real estate loans	—	—	20,974	6.88
Collateral for structured financings	4,824	8.11	5,248	8.14

	$7,242,848	3.58	$6,500,362	4.96

*	Average Rate is presented as of the indicated balance sheet date and does not include the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30-day borrowings (see below). After giving effect to these cash flow hedges, the Average Rate was 3.75% at September 30, 2008.

Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements with investment banking firms and commercial banks, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on a margin over the federal funds target rate or a corresponding interest rate for longer-term borrowings and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. The commercial real estate loan borrowing, which matured on August 9, 2008, accrued interest at a margin over one-month LIBOR. The maturity of outstanding structured financings is directly affected by the rate of principal prepayments on the related mortgage pass-through securities pledged as collateral and are currently subject to redemption by the residual bondholders.
Prior to changes in credit market conditions during the fall of 2007, Capstead made use of longer-dated repurchase arrangements to effectively lock in financing spreads on a portion of its investments in longer-to-reset ARM Agency Securities for a significant portion of the fixed-rate terms of these investments. As of September 30, 2008, these longer-term committed borrowings consisted of a series of repurchase arrangements totaling $1.41 billion with remaining terms of from two to 11 months, an average maturity of seven months and an average interest rate of 5.01%. Capstead had $82 million of its capital at risk with its largest single counterparty (Cantor Fitzgerald & Company) related to $1.33 billion of these borrowings. Late in 2007 the Company began using two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements for this purpose. As of September 30, 2008 the Company’s swap position consisted of 15 swap agreements with an aggregate notional amount of $1.90 billion, an average remaining term of 16 months and an average fixed-rate of 3.44%. The interest rate swap agreements have been designated as cash flow hedges of the variability of the underlying benchmark interest rate of certain current and forecasted 30-day repurchase arrangements. This hedge relationship in effect establishes a relatively stable fixed borrowing rate on the designated borrowings with the variable-rate payments to be received on the swap agreements generally offsetting interest accruing on the designated borrowings that reset monthly to market rates, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments.
As of September 30, 2008, an asset for $5.2 million and a liability for $8.9 million were recorded on the Company’s balance sheet representing the fair value of the swap agreements at quarter-end. Included in Other revenue is a holding gain of $81,000 realized prior to designating one of these agreements as a cash flow hedge during the first quarter of 2008 and included in Accumulated other comprehensive income at September 30, 2008 is a net unrealized loss of $3.9 million that arose while the swap agreements were designated as cash flow hedges. In March 2008 a $100 million notional amount swap agreement was terminated for a realized loss of $2.3 million, which is being amortized to earnings over the remaining 15 month term of the derivative (the related amortized balance in Accumulated other comprehensive income was $1.6 million as of September 30, 2008). During the quarter and nine months ended September 30, 2008 the effect of the Company’s hedging program utilizing swap agreements was an increase in Interest expense of $4.2 million and $6.8 million, respectively, consisting of net accrued cash outflows of $3.8 million and $6.2 million, respectively, measured hedge ineffectiveness of $24,000 and $19,000, respectively, and includes amortization of the terminated swap agreement of $342,000 and $591,000, respectively.
The weighted average effective interest rate on Repurchase arrangements and similar borrowings was 3.26% for third quarter 2008 including the effects of the swap agreements. The weighted average maturity of these borrowings was 2.0 months at September 30, 2008, with an average effective repricing period of 4.9 months including the effects of the interest rate swap agreements.

NOTE 7 — UNSECURED BORROWINGS
Unsecured borrowings consist of 30-year junior subordinated notes issued in September 2005, December 2005 and September 2006 by Capstead to Capstead Mortgage Trust I, Trust II and Trust III, respectively. These unconsolidated affiliates of the Company were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.7 million in remaining issue costs associated with these transactions. Note balances and related weighted average interest rates as of September 30, 2008 and December 31, 2007 (calculated including issue cost amortization) were as follows (dollars in thousands):

	Borrowings	Average
	Outstanding	Rate

Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.46
Capstead Mortgage Trust III	25,774	8.78

	$103,095	8.49

The junior subordinated notes pay interest to the trusts quarterly calculated at fixed rates of 8.19% to 8.685% for ten years from issuance and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead Mortgage Trust I notes and trust securities mature in October 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after October 30, 2010. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. The Capstead Mortgage Trust III notes and trust securities mature in September 2036 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016. The weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.49% during the quarter ended September 30, 2008.
NOTE 8 — RECENT COMMON EQUITY RAISES
In February 2008 Capstead completed its third public offering since September 2007 raising $126.7 million in new common equity capital, after underwriting discounts and offering expenses, through the issuance of 8.6 million common shares at a price of $15.50 per share and during the nine months ended September 30, 2008. In addition, the Company raised $107.0 million, after expenses, under its continuous offering program by issuing 8.6 million common shares at an average price of $12.39 per share, including proceeds of $25.2 million, after expenses, during the third quarter through the issuance of 2.2 million common shares at an average price of $11.72 per share. Year-to-date, these issuances increased common equity capital by $233.7 million. Subsequent to quarter-end and through the filing date of this report, the Company further increased its common equity capital by $5.6 million, after expenses, through the issuance of 555,000 common shares at an average sales price of $10.08 per share under the continuous offering program. The Company may raise more capital in future periods subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important company-specific news. The accompanying September 30, 2008 financial statements and related disclosures do not reflect the effects of shares issued subsequent to quarter-end.

NOTE 9 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is net income (loss) plus other comprehensive loss. Other comprehensive loss currently consists of the change in unrealized gain on mortgage securities classified as available-for-sale and amounts related to derivative financial instruments held as cash flow hedges. As of September 30, 2008, the Accumulated other comprehensive income component of Stockholders’ equity consisted of $17.9 million in net unrealized gains on mortgage securities held available-for-sale, $3.9 million in net unrealized losses on interest rate swap agreements held as cash flow hedges and a net unamortized balance of $1.6 million associated with terminated cash flow hedges. The following provides information regarding the components of comprehensive income (loss) (in thousands):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net income (loss)	$34,746	$(3,148)	$101,621	$8,853

Other comprehensive income (loss):
Amounts related to cash flow hedges:
Change in net unrealized losses	(1,501)	—	(1,344)	—
Early termination of interest rate swap agreement	—	—	(2,275)	—
Reclassification adjustment for amounts included in net income (loss)	341	(8)	586	(31)
Amounts related to available-for-sale securities:
Reclassification adjustments for amounts included in net income (loss)	—	5,941	1,408	5,941
Change in net unrealized gains	(23,440)	(11,803)	(22,933)	(9,694)

Other comprehensive loss	(24,600)	(5,870)	(24,558)	(3,784)

Comprehensive income (loss)	$10,146	$(9,018)	$77,063	$5,069

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
Fair value disclosures for investments classified as available-for-sale were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of September 30, 2008
Agency Securities	$7,844,348	$32,884	$14,997	$7,862,235
As of December 31, 2007
Agency Securities	$6,989,619	$42,090	$2,678	$7,029,031

Fair value disclosures for investments classified as held-to-maturity were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

As of September 30, 2008
Collateral released from structured financings (Agency Securities)	$10,557	$273	$—	$10,830
Collateral for structured financings	4,824	—	—	4,824

	$15,381	$273	$—	$15,654

As of December 31, 2007
Collateral released from structured financings (Agency Securities)	$12,842	$340	$—	$13,182
Collateral for structured financings	5,248	—	—	5,248

	$18,090	$340	$—	$18,430

Disclosures for investments in an unrealized loss position were as follows (in thousands):

	September 30, 2008		December 31, 2007
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities in an unrealized loss position:
One year or greater	$163,144	$1,891	$281,708	$1,907
Less than one year	2,995,961	13,106	417,656	771

	$3,159,105	$14,997	$699,364	$2,678

Managing a leveraged portfolio of primarily ARM Agency Securities remains the core focus of Capstead’s investment strategy and management expects these securities will be held to maturity absent a major shift in the Company’s investment focus. By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically modest compared to investments in longer-duration assets. These declines can be recovered in a relatively short period of time as the coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment or the mortgage loans prepay. Consequently, any such declines in value generally would not constitute other-than-temporary impairments in value necessitating impairment charges.
Over the last 15 months, deteriorating conditions in the overall credit markets have led to heightened concerns related to credit risk associated with the mortgage loans underlying Agency Securities and the continued availability of sufficient financing to maintain then existing leverage levels for the mortgage REIT industry. From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of the recent conservatorship of Fannie Mae and Freddie Mac, helps ensure that fluctuations in value due to credit risk associated with the underlying mortgage loans will be limited. From a market liquidity perspective, Capstead has responded to contracting market liquidity since the fall of 2007 by reducing portfolio leverage (secured borrowings divided by long-term investment capital) through (a) raising $439.7 million in new common equity capital, (b) selling a limited amount of mortgage securities in the fall of 2007 and again in March 2008, and (c) when appropriate, curtailing the replacement of portfolio runoff. As a result of these efforts, the Company has lowered its portfolio leverage substantially, which together with maintaining higher than usual cash balances and expanding the number of lending counterparties with whom the Company routinely does business, has provided the Company with financial flexibility to address challenging credit market conditions. In March 2008 the Company sold Agency Securities with a cost basis of $768.2 million recognizing a loss from portfolio restructuring totaling $1.4 million (gross realized losses of $2.7 million, net of gross realized gains of $1.3 million). No investments were sold during the second and third quarters of 2008. Management believes it is appropriate to maintain the Company’s leverage near the lower end of its targeted range of eight to 12 times long-term investment capital, which consists of Stockholders’ equity and Unsecured borrowings, net of related investments in statutory trusts. However, should market conditions warrant, the Company will take actions similar to those demonstrated over the previous 15 months in order to maintain sufficient financial flexibility to address ongoing market stresses.
NOTE 11 — LONG-TERM INCENTIVE AND OTHER PLANS
Capstead sponsors long-term incentive plans to provide for the issuance of stock awards, option awards and other incentive-based equity awards to directors and employees (collectively, the “Plans”). As of September 30, 2008, the Plans had 1,498,957 common shares remaining available for future issuance. The Company also sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and discretionary contributions of up to another 3% of compensation regardless of participation in the plans. All Company contributions are subject to certain vesting requirements. Contribution expenses were $42,000 and $109,000 for the quarter and nine months ended September 30, 2008, respectively.
In 2005 stock awards for a total of 172,600 common shares were issued to directors and employees (average grant date fair value: $7.86 per share) that vest in four annual installments, subject to certain restrictions, including continuous service. In December 2006 stock awards for a total of 197,500 common shares were issued to employees (grant date fair value: $8.19 per share) that vest in four annual installments beginning January 2, 2008, subject to similar restrictions. Also during 2006, stock awards for 21,457 common shares were issued to a new employee and certain directors (average grant date fair value: $6.86 per share), 6,457 shares of which were vested at grant with the remaining shares vesting proportionally over three years, subject to similar restrictions. In 2007, stock awards totaling 6,000 common shares were issued to directors that vested April 15, 2008 (grant date fair value $9.81). In December 2007, stock awards totaling 150,000 common shares were issued to employees that vest in six annual installments beginning January 2, 2009 (grant date fair value $13.05) subject to similar restrictions.
Stock award activity during the nine months ended September 30, 2008 is summarized below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Stock awards outstanding as of December 31, 2007	431,200	$9.82
Grants*	6,000	12.87
Forfeitures	(3,875)	10.70
Vested	(94,851)	8.10

Stock awards outstanding as of September 30, 2008	338,474	10.35

*	In May 2008, stock awards totaling 6,000 common shares were issued to directors that vest April 15, 2009.
Option awards currently outstanding have contractual terms and vesting requirements at the grant date of up to ten years and generally have been issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. The Company estimates option exercises, expected holding periods and forfeitures based on past experience and current expectations for option performance and employee/director attrition. The risk-free rate is based on market rates for the expected life of the option. Expected dividends are based on historical experience and expectations for future performance. Expected volatility is based on historical experience.

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
Option award activity during the nine months ended September 30, 2008 is summarized below:

	Number of	Weighted Average
	Shares	Exercise Price

Option awards outstanding as of December 31, 2007	948,656	$11.47
Grants (average fair value $2.08)*	30,000	12.87
Forfeitures	(1,875)	10.06
Expirations	(133,224)	29.91
Exercises	(287,807)	7.62

Option awards outstanding as of September 30, 2008	555,750	9.12

*	Option awards granted during 2008 to directors were valued with average expected terms of four years, volatility factors of 50%, dividend yields of 12% and risk-free rates of 2.91%.
The weighted average remaining contractual term, average exercise price and aggregate intrinsic value for the 215,875 exercisable option awards outstanding as of September 30, 2008 was eight years, $8.94 and $468,000, respectively. The total intrinsic value of option awards exercised during the nine months ended September 30, 2008 was $2.8 million. No option awards were exercised during the third quarter of 2008. Unrecognized compensation costs for all unvested equity awards totaled $3.0 million as of September 30, 2008, to be expensed over a weighted average period of two years.
In September 2008 Capstead implemented a performance-based compensation program that provides for cash payments equal to the per share dividend amount declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares for a predetermined term (“DER grants”). DER grants are not attached to any stock or option awards and only have the right to receive the same cash distributions as the Company’s common stockholders are entitled to during the related term. In connection with implementing this program, initial grants totaling 225,000 phantom common shares with four-year terms beginning July 1, 2008 were made to certain executive officers.

NOTE 12— NET INTEREST INCOME ANALYSIS
The following summarizes interest income, interest expense and weighted average interest rates related to Mortgage securities and similar investments (dollars in thousands):

	Quarter Ended September 30
	2008		2007		Related Changes in
		Average		Average	Average
	Amount	Rate	Amount	Rate	Rate*	Volume*

Interest income	$99,205	5.00%	$74,949	5.67%	$(9,700)	$33,957
Interest expense	(60,032)	3.26	(66,478)	5.25	(29,750)	23,305

	$39,173	1.74	$8,471	0.42	$20,050	$10,652

	Nine Months Ended September 30
	2008		2007		Related Changes in
		Average		Average	Average
	Amount	Rate	Amount	Rate	Rate*	Volume*

Interest income	$302,888	5.32%	$222,886	5.58%	$(10,825)	$90,828
Interest expense	(184,357)	3.49	(197,174)	5.22	(76,310)	63,494

	$118,531	1.83	$25,712	0.36	$65,485	$27,334

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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
Capstead increased its long-term investment capital by 31% during the nine months ended September 30, 2008 to $866 million by raising nearly $234 million in new common equity capital through an underwritten public offering that closed in February 2008 and through its continuous offering program. As a result of these common equity raises, book value per common share increased by $0.77 to $10.02 per common share during this period. The Company’s long-term investment capital consists of common stockholders’ equity together with $179 million of perpetual preferred stockholders’ equity (recorded amount) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). Subsequent to quarter-end, the Company raised an additional $6 million in new common equity capital under its continuous offering program.
Over the last 15 months, deteriorating conditions in the overall credit markets have led to heightened concerns related to credit risk associated with the mortgage loans underlying Agency Securities and the continued availability of sufficient financing to maintain then existing leverage levels for the mortgage REIT industry. From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of the recent conservatorship of Fannie Mae and Freddie Mac, helps ensure that fluctuations in value due to credit risk associated with the underlying mortgage loans will be limited. From a market liquidity perspective, Capstead has responded to contracting market liquidity since the fall of 2007 by reducing portfolio leverage (secured borrowings divided by long-term investment capital) through (a) raising nearly $440 million in new common equity capital, (b) selling a limited amount of mortgage securities in the fall of 2007 and again in March 2008 (none during the second and third quarters of 2008), and (c) when appropriate, curtailing the replacement of portfolio runoff. As a result of these efforts, the Company has lowered its portfolio leverage substantially, which together with maintaining higher than usual cash balances and expanding the number of lending counterparties with whom the Company routinely does business, has provided the Company with financial flexibility to address challenging credit market conditions. Management believes it is appropriate to maintain the Company’s leverage near the lower end of its targeted range of eight to 12 times long-term investment capital. However, should market conditions warrant, the Company will take actions similar to those demonstrated over the previous 15 months in order to maintain sufficient financial flexibility to address ongoing market stresses.
Financing spreads (the difference between yields on the Company’s investments and rates on related borrowings) averaged 174 basis points during the third quarter of 2008, down from 205 basis points earned during the second quarter of 2008. This decline of 31 basis points was primarily attributable to lower yields on acquisitions and lower coupon interest rates on mortgage loans underlying ARM securities that reset in recent periods and was exacerbated by the recent deterioration in credit market conditions, which began to increase borrowing rates on the Company’s short-term borrowings late in the third quarter.
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
Recent Common Equity Offerings
In February 2008 Capstead completed its third public offering since September 2007 raising nearly $127 million in new common equity capital, after underwriting discounts and offering expenses, through the issuance of 8.6 million common shares at a price of $15.50 per share and during the nine months ended September 30, 2008. In addition, the Company raised $107 million, after expenses, under its continuous offering program by issuing 8.6 million common shares at an average price of $12.39 per share, including proceeds of over $25 million, after expenses, during the third quarter through the issuance of 2.2 million common shares at an average price of $11.72. Year-to-date, these issuances increased common equity capital by nearly $234 million and were accretive to year-end book value by $1.27 per common share. Subsequent to quarter-end, the Company further increased its common equity capital by nearly $6 million, after expenses, through the issuance of 555,000 common shares at an average sales price of $10.08 per share under the continuous offering program. The Company may raise more capital in future periods, subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important company-specific news. The accompanying September 30, 2008 financial statements and related disclosures do not reflect the effects of shares issued subsequent to quarter-end.
Book Value per Common Share
As of September 30, 2008, Capstead’s book value per common share (calculated assuming liquidation preferences for the Series A and B preferred shares) was $10.02, a decrease of $0.40 from June 30, 2008 and an increase of $0.77 from December 31, 2007. With the deterioration of credit market conditions late in the third quarter, the fair value of Capstead’s mortgage investments declined by quarter-end as yields on Agency Securities widened relative to benchmark interest rate swap yields. This trend of wider spreads has continued into the fourth quarter. Nearly all of the Company’s mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share. The fair value of these positions is impacted by credit market conditions, including changes in interest rates and the availability of financing at reasonable rates and leverage levels (i.e., credit market liquidity). The Company’s investment strategy attempts to mitigate these risks by focusing almost exclusively on investments in ARM Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans that have interest rates that reset periodically to more current levels. Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios that contain a significant amount of non-agency mortgage securities and/or fixed-rate mortgage securities of any type, which generally results in a more stable book value per common share. The following table progresses book value per common share during 2008:

				Nine Months
	Quarter Ended			Ended
	March 31	June 30	September 30	September 30
Book value per common share, beginning of period	$9.25	$9.40	$10.42	$9.25
Accretion attributed to capital transactions	0.95	0.35	0.05	1.27
Dividend distributions in excess of earnings	(0.02)	(0.02)	(0.04)	(0.08)
Accumulated other comprehensive income items:
Change in value of mortgage securities	(0.18)	0.20	(0.40)	(0.37)
Change in value of interest rate swap agreements held as cash flow hedges	(0.55)	0.49	(0.01)	(0.01)
Termination of cash flow hedge	(0.05)	—	—	(0.04)

Book value per common share, end of period	$9.40	$10.42	$10.02	$10.02

Residential Mortgage Investments
Managing a large portfolio of residential mortgage investments consisting primarily of ARM Agency Securities is the core focus of Capstead’s investment strategy. As of September 30, 2008, residential mortgage investments totaled $7.89 billion, up from $7.07 billion at year-end, and consisted of over 99% ARM Agency Securities. Residential mortgage investments held by Capstead that are not agency-guaranteed were limited to $20 million as of September 30, 2008 and consist of well-seasoned, low loan to value mortgage loans remaining from a conduit operation operated by the Company in the early 1990’s. The Company holds the related credit risk associated with $15 million of these loans, and the rest of these investments are held as collateral for structured financings whereby the related credit risk is borne by the securitizations’ bondholders.
Agency Securities carry an implied AAA-rating with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008. By focusing on investing in relatively short-duration and highly liquid ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets. These declines can be recovered in a relatively short period of time as the coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment. Additionally, mortgage coupon resets tend to allow for the recovery of financing spreads diminished during periods of rising interest rates.
Over the last 15 months, deteriorating conditions in the overall credit markets have led to heightened concerns related to credit risk associated with the mortgage loans underlying Agency Securities and the continued availability of sufficient financing to maintain then existing leverage levels for the mortgage REIT industry. From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of the recent conservatorship of Fannie Mae and Freddie Mac, helps ensure that fluctuations in value due to credit risk associated with the underlying mortgage loans will be limited. From a market liquidity perspective, Capstead has responded to contracting market liquidity since the fall of 2007 by reducing portfolio leverage (secured borrowings divided by long-term investment capital) through (a) raising nearly $440 million in new common equity capital, (b) selling a limited amount of mortgage securities and (c) when appropriate, curtailing the replacement of portfolio runoff. As a result of these efforts, the Company has lowered its portfolio leverage from 11.50 to one at June 30, 2007 to 8.36 to one at September 30, 2008, which together with maintaining higher than usual cash balances and expanding the number of lending counterparties with whom the Company routinely does business, has provided the Company with financial flexibility to address challenging credit market conditions.

In connection with these efforts, in March 2008 Capstead sold Agency Securities with a cost basis of $768 million recognizing a loss from portfolio restructuring totaling $1.4 million. No investments were sold during the second and third quarters of 2008. In addition, the number of lending counterparties the Company had borrowings outstanding with has been increased to 17 as of September 30, 2008, up from 14 at year-end and ten at September 30, 2007. Management believes it is appropriate to maintain the Company’s leverage near the lower end of its targeted range of eight to 12 times long-term investment capital. However, should market conditions warrant, the Company will take actions similar to those demonstrated over the previous 15 months in order to maintain sufficient financial flexibility to address ongoing market stresses.
ARM securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to a margin over a current short-term interest rate index or begin doing so after an initial fixed-rate period subject to periodic and lifetime limits, referred to as caps. See “NOTE 4” to the accompanying consolidated financial statements for additional information regarding interest rate resets on the Company’s investments. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. As of September 30, 2008, the Company’s ARM securities featured the following average current and fully-indexed weighted average coupon rates, net of servicing and other fees (“WAC”), net margins, periodic and lifetime caps, and months-to-roll (dollars in thousands):

			Fully	Average	Average	Average	Months
		Net	Indexed	Net	Periodic	Lifetime	To
ARM Type	Basis*	WAC	WAC	Margins	Caps	Caps	Roll

Current-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	$4,143,054	5.00%	4.34%	1.86%	4.06%	10.49%	4.3
Ginnie Mae	413,896	5.21	3.28	1.53	1.00	9.97	5.3
Residential mortgage loans	9,256	5.87	6.09	2.05	1.52	11.15	4.5

	4,566,206	5.02	4.25	1.83	3.78	10.45	4.4

Longer-to-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	3,287,163	6.07	5.55	1.67	2.69	11.56	37.5

	$7,853,369	5.46	4.80	1.76	3.32	10.91	18.2

*	Basis represents the Company’s investment (unpaid principal balance plus unamortized investment premium) before unrealized gains and losses. As of September 30, 2008, the ratio of basis to related unpaid principal balance for the Company’s ARM securities was 101.30. This table excludes $6 million in fixed-rate residential mortgage loans, $11 million in fixed-rate Agency Securities and $5 million in private residential mortgage pass-through securities held as collateral for structured financings.
Capstead typically finances its current-reset ARM securities using 30-day borrowings that reset monthly at a margin over the federal funds rate although when available at attractive terms, maturities on a portion of these borrowings may be extended to up to 90 days. Prior to the credit market turmoil that began last fall, the Company used longer-dated repurchase arrangements to effectively lock in financing spreads on investments in longer-to-reset ARM securities for a significant portion of the fixed-rate terms of these investments. As of September 30, 2008, these longer-term committed borrowings consisted of a series of repurchase arrangements totaling $1.41 billion with remaining terms of from two to 11 months and an average maturity of seven months. As of quarter-end, the Company had borrowings with 17 repurchase agreement counterparties, up from 14 at year-end and is pursuing further counterparty relationships. Borrowings under repurchase arrangements supporting residential mortgage investments totaled $7.24 billion at September 30, 2008.

In November 2007 the Company began using two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to effectively lock in fixed rates on a portion of its 30-day borrowings because longer-term committed borrowings were no longer available at attractive terms. Under the terms of the interest rate swap agreements held by Capstead as of September 30, 2008, the Company pays fixed rates of interest averaging 3.44% on notional amounts totaling $1.90 billion with an average maturity of 16 months. Variable payments received by the Company under these agreements tend to offset interest accruing on a like amount of the Company’s 30-day borrowings leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments. The Company intends to continue to manage interest rate risk associated with holdings of longer-to-reset ARM securities by utilizing suitable derivative financial instruments (“Derivatives”) such as interest rate swap agreements as well as longer-dated committed borrowings if available at attractive terms.
Acquisitions of Agency Securities during the three and nine months ended September 30, 2008 totaled $511 million and $2.80 billion in principal amount, respectively, while portfolio runoff totaled $411 million and $1.20 billion for the same period. Portfolio runoff declined modestly to an annualized rate of 19% during the third quarter of 2008 compared to 20% during the second quarter of 2008 and year-to-date, reflecting the current difficult conditions in the residential mortgage lending environment, including national trends toward declining home values and tighter mortgage loan underwriting standards. These factors are expected to continue to plague homeowners seeking to sell their homes or refinance their mortgages, which may allow the Company to experience more favorable runoff trends than would otherwise occur. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, high levels of mortgage prepayments can put downward pressure on ARM security yields because the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as portfolio yield adjustments.
Commercial Real Estate-related Assets
Since the spring of 2000 Capstead periodically augmented its core investment strategy with investments in credit-sensitive commercial real estate-related assets that can earn attractive risk-adjusted returns. Over the years these alternative investments have included a portfolio of net-leased senior living centers as well as commercial mortgage securities and subordinated loans supported by interests in commercial real estate. In all instances the overall level of capital committed to these investments has been relatively modest, primarily because the related risk-adjusted returns on additional investments have not been compelling.
In light of overall credit market conditions, management has concluded that it will not pursue investments in commercial real estate-related assets beyond its existing investments in order to focus its efforts on the Company’s core portfolio of ARM Agency Securities. As of September 30, 2008, Capstead’s investments in commercial real estate-related assets consisted of (a) $5 million in subordinated loans to a Dallas, Texas-based developer scheduled to pay off over the next nine months through townhome and land sales, pursuant to an extension entered into during the third quarter, and (b) $38 million in subordinated loans on a luxury hotel property in the Caribbean that matured October 9, 2008. A pre-workout letter reserving all rights of the lending group was executed prior to maturity to allow additional time to reach a resolution for the financing of this property.

Utilization of Long-term Investment Capital and Potential Liquidity
Capstead finances a majority of its holdings of residential mortgage securities with investment banking firms and commercial banks using repurchase arrangements with the balance, or margin, supported by the Company’s long-term investment capital. Long-term investment capital includes preferred and common equity capital as well as unsecured borrowings, net of the Company’s investment in related statutory trusts accounted for as unconsolidated affiliates. Assuming potential liquidity is available, borrowings can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, the actual level of cash and cash equivalents carried on the Company’s balance sheet is less important than the potential liquidity inherent in the Company’s investment portfolios. Potential liquidity is affected by, among other things, real (or perceived) changes in market value of assets pledged; principal prepayments; collateral requirements of the Company’s lenders; and general conditions in the investment and commercial banking, mortgage finance and real estate industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolios (see “Liquidity and Capital Resources”).
Capstead’s utilization of long-term investment capital and its estimated potential liquidity were as follows as of September 30, 2008 in comparison with December 31, 2007 (in thousands):

		Related	Capital	Potential
	Investments(a)	Borrowings	Employed(a)	Liquidity(a)

Residential mortgage securities	$7,892,891	$7,242,848	$650,043	$240,382
Commercial real estate-related assets	43,221	—	43,221	—

	$7,936,112	$7,242,848	693,264	240,382

Other assets, net of other liabilities			205,141	137,475
Second quarter common dividend			(32,024)	(32,024	) (b)

			$866,381	$345,833

Balances as of December 31, 2007	$7,108,719	$6,500,362	$660,895	$371,196

(a)	Investments are stated at carrying amounts on the Company’s balance sheet, which generally reflects management’s estimate of fair value as of the indicated dates. Potential liquidity is based on management’s estimate of the fair value of unpledged mortgage securities as of the indicated dates adjusted for other sources (uses) of liquidity, cash and cash equivalents, and dividends payable.
(b)	The third quarter common dividend was declared September 11, 2008 and paid October 20, 2008 to stockholders of record as of September 30, 2008.
In order to prudently and efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund margin calls (requirements to pledge additional collateral or pay down borrowings), including margin calls resulting from monthly principal payments (that are not remitted to the Company for 20 to 45 days after any given month-end), and anticipated declines in the market value of pledged assets under stressed market conditions. During the third quarter the Company maintained its portfolio leverage at the lower end of its targeted range of eight to twelve times long-term investment capital and maintained higher than usual cash balances, which has provided the Company with financial flexibility to address challenging credit market conditions. Management believes it is appropriate to maintain the Company’s leverage near the lower end of its targeted range of eight to 12 times long-term investment capital. However, should market conditions warrant, the Company will take actions similar to those demonstrated over the previous 15 months in order to maintain sufficient financial flexibility to address ongoing market stresses.
Accounting for Seller-Financed Acquisitions of Mortgage Securities
Capstead generally pledges its Mortgage securities and similar investments as collateral under repurchase arrangements and a portion of the Company’s acquisitions may initially be financed with sellers. The Company records such assets and the related borrowings gross on its balance sheet, and the corresponding interest income and interest expense gross on its income statement. In addition, the asset is typically a security held available-for-sale, and any change in fair value of the asset is recorded as a component of Accumulated other comprehensive income. In February 2008 the Financial Accounting Standards Board (“FASB”) issued Staff Position 140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP140-3”). Under FSP140-3, certain seller-financed acquisitions entered into after December 31, 2008 will not qualify as acquisitions if the related financing is considered sufficiently linked to the acquisition transaction. Any such seller-financed acquisitions that are deemed to be sufficiently linked will be reported net of related financings at fair value with related changes in fair value reported in earnings until such time as the assets are no longer financed with the sellers. Because such linkage does not exist for the Company’s typical acquisition transactions and related financings, management does not believe implementing FSP140-3 will have a material effect on Capstead’s results of operations, taxable income or financial condition. Also, it is not expected to affect the Company’s status as a REIT or cause it to fail to qualify for its exemption under Investment Company Act of 1940 which requires that the Company must, among other things, maintain at least 55% of its assets directly in qualifying real estate interests.
Accounting for Variable Interests
The FASB recently issued an exposure draft that would amend FASB Interpretation No. 46(R) "Consolidation of Variable Interest Entities” (“FIN46(R)”), to address concerns raised about FIN46(R)’s complexity and reliance on quantitative analyses and to require a greater scope of entities to be evaluated for consolidation using FIN46(R)’s provisions. The potential amendments, which would be effective for fiscal years beginning after November 15, 2009, would require an enterprise (including its related party and de facto agents) to determine whether it is the primary beneficiary of an entity primarily through a qualitative assessment, considering if it has both the power to direct matters that significantly affect the entity and the right to receive potentially significant benefits or the obligation to absorb potentially significant losses of the entity. The proposed amendment is not expected to have a material impact on the Company.

RESULTS OF OPERATIONS
Comparative income statement data (in thousands, except for per share data) and key portfolio statistics (dollars in millions) were as follows:

	Quarter Ended		Nine Months
	September 30		Ended September 30
	2008	2007	2008	2007

Income statement data:
Mortgage securities and similar investments (interest income, net of directly-related interest expense)
Residential mortgage investments	$38,198	$8,257	$115,901	$25,250
Commercial real estate investments	975	214	2,630	462

	39,173	8,471	118,531	25,712

Other revenue (expense):
Loss from portfolio restructuring	—	(8,276)	(1,408)	(8,276)
Other revenue	301	274	1,871	1,382
Interest on unsecured borrowings	(2,186)	(2,186)	(6,560)	(6,560)
Incentive compensation	(300)	—	(4,820)	—
Other operating expense	(2,306)	(1,678)	(6,187)	(4,891)

	34,682	(3,395)	101,427	7,367

Equity in earnings of unconsolidated affiliates	64	247	194	1,486

Net income (loss)	$34,746	$(3,148)	$101,621	$8,853

Net income available (loss attributable) to common stockholders, after payment of preferred share dividends	$29,684	$(8,212)	$86,432	$(6,339)

Net income (loss) per common share:
Basic	$0.53	$(0.43)	$1.66	$(0.33)
Diluted	0.52	(0.43)	1.64	(0.33)

Weighted average common shares outstanding:
Basic	56,318	19,108	51,991	19,017
Diluted	66,352	19,108	62,137	19,017

Key portfolio statistics:
Average yields:
Residential mortgage investments	4.98%	5.66%	5.30%	5.57%
Commercial real estate investments	9.48	18.62	9.99	18.28
Total average yields	5.00	5.67	5.32	5.58

Average related borrowing rates	3.26	5.25	3.49	5.22

Average financing spread	1.74	0.42	1.83	0.36

Average portfolio balances:
Residential mortgage investments	$7,885	$5,281	$7,549	$5,324
Commercial real estate investments	43	5	43	3

	7,928	5,286	7,592	5,327
Related average borrowings	7,196	4,959	6,942	4,985

Average capital deployed	$732	$327	$650	$342

Average portfolio runoff rate	19%	30%	20%	30%

Net margins and average financing spreads on Capstead’s mortgage securities and similar investments for the three and nine months ended September 30, 2008 were significantly higher than during the same periods of the prior year reflecting higher financing spreads primarily attributable to lower borrowing rates and larger average holdings of ARM Agency Securities.
As a result of a prolonged Federal Reserve rate tightening effort that increased the federal funds rate 425 basis points over a two year period to 5.25% by June 2006, financing spreads fell significantly before beginning to recover in 2007 as coupon interest rates on a portion of the mortgages underlying the Company’s current-reset ARM securities reset to higher prevailing interest rates. Portfolio yields continued increasing throughout 2007 to peak at an average rate of 5.80% during the fourth quarter of 2007 before beginning to trend lower during 2008 primarily as a result of lower yielding portfolio acquisitions as well as lower resets on current-reset ARM securities as market interest rates declined. Meanwhile borrowing rates began declining rapidly beginning early in the fourth quarter of 2007 in response to the Federal Reserve’s aggressive actions starting in mid-September 2007 to reduce its target for the federal funds rate by a total of 325 basis points by April 30, 2008. This illustrates how the Company is impacted immediately when short-term interest rates rise (and fall) while current-reset ARM security yields change slowly in comparison because coupon interest rates on the underlying mortgage loans may only reset once a year and the amount of each reset can be limited or capped.
Since the fall of 2007, Capstead increased its long-term investment capital by over $439 million with the issuance of new common equity capital raised through three follow-on equity offerings and the Company’s continuous offering program. This capital was deployed into additional holdings of ARM Agency Securities contributing to substantially higher average outstanding balances of residential mortgage securities during the three and nine months ended September 30, 2008 compared to the same periods of the prior year. This contributed to the higher net margins earned thus far in 2008 even as the Company reduced its portfolio leverage to the low end of its targeted range of eight to twelve times long-term investment capital.
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
Incentive compensation accruals in 2008 relate to the Company’s incentive compensation program which allows for a 10% participation in annual earnings, as adjusted, in excess of a benchmark amount calculated based on average common stockholders’ equity for the year, after certain adjustments, using the average 10-year U.S. Treasury Rate plus 200 basis points. In September, the board of directors of the Company limited incentive compensation payouts under this formula to a maximum of $6 million for 2008 resulting in a lower expense charge for incentive compensation during the third quarter of 2008 than was recorded earlier in 2008. No incentive compensation was earned in 2007. Other operating expense for the three and nine months ended September 30, 2008 increased over the same periods in 2007 primarily as a result of higher compensation and professional service-related costs.
Equity in earnings of unconsolidated affiliates for the three and nine months ended September 30, 2008 reflects Capstead’s interest in three statutory trusts formed to issue $3 million in trust common securities to the Company and $100 million of trust preferred securities to unrelated third parties and consists solely of the trust common securities’ pro rata share in interest on $103 million in junior subordinated notes issued by the Company to the statutory trusts (reflected as unsecured borrowings on the Company’s balance sheet and interest in unsecured borrowings on its statement of income). Results for the same period in 2007 also included the Company’s equity in the earnings of the commercial real estate loan joint venture described above.
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
Capstead had the following estimated earnings sensitivity profile as of September 30, 2008 and December 31, 2007, respectively (dollars in thousands):

	Federal	10-year U.S.
	Funds	Treasury
	Rate	Rate	Immediate Change In:*

			Down	Down		Up	Up
30-day to one-year rates			1.00%	1.00%	Flat	1.00%	1.00%

			Down		Down		Up
10-year U.S. Treasury rate			1.00%	Flat	1.00%	Flat	1.00%

Projected 12-month earnings change:
September 30, 2008	2.00%	3.83%	$10,800	$15,700	$(10,100)	$(18,400)	$(13,200)
December 31, 2007	4.25	4.60	10,800	15,600	(9,800)	(17,300)	(12,400)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.
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

LIQUIDITY AND CAPITAL RESOURCES
Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is less important than the Company’s potential liquidity available under its borrowing arrangements. The table included under “Financial Condition — Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of September 30, 2008 and its perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.
In response to the growth of Capstead’s residential mortgage investments portfolio and to recent turbulent market conditions, the Company has pursued additional lending counterparties in order to further increase its financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. Currently the Company has uncommitted repurchase facilities with a variety of lending counterparties to finance this portfolio, subject to certain conditions, and had borrowings outstanding with 17 of these counterparties as of September 30, 2008, up from 14 at December 31, 2007 and ten in September 2007, when the current episodes of contracting credit market liquidity began. Borrowings under repurchase arrangements secured by residential mortgage investments totaled $7.24 billion as of September 30, 2008. Borrowings supporting current-reset ARM securities routinely have maturities of 30 to 90 days, and prior to August 2007, the Company financed a significant portion of its investments in longer-to-reset ARM securities with longer-term arrangements. As of September 30, 2008, these longer-term committed borrowings consisted of a series of repurchase arrangements totaling $1.41 billion entered into prior to September 2007 with remaining terms of from two to 11 months and an average maturity of seven months. Interest rates on borrowings under repurchase arrangements are generally based on a margin over the federal funds rate (or a corresponding benchmark rate for longer-term arrangements) and related terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the investment banking, mortgage finance and real estate industries.
Late in 2007 Capstead began using two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to effectively lock in fixed rates on a portion of its 30-day borrowings because longer-term committed borrowings were no longer available at attractive terms. As of September 30, 2008 these swap agreements had notional amounts totaling $1.90 billion and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30-day borrowings. The Company intends to continue to manage interest rate risk associated with holdings of longer-to-reset ARM securities by utilizing suitable Derivatives such as interest rate swap agreements.
In February 2008 Capstead completed its third public offering since September 2007 raising nearly $127 million in new common equity capital, after underwriting discounts and offering expenses. In addition, during the nine months ended September 30, 2008 the Company raised $107 million, after expenses, under its continuous offering program, including proceeds of over $25 million, after expenses, during the third quarter. Year-to-date, these issuances increased common equity capital by nearly $234 million. Subsequent to quarter-end, the Company further increased its common equity capital by nearly $6 million, after expenses, under the continuous offering program. The Company may raise more capital in future periods, subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important company-specific news. The accompanying September 30, 2008 financial statements and related disclosures do not reflect the effects of shares issued subsequent to quarter-end.
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
Risks Related to Capstead’s Business
Loss of the implied AAA rating of Agency Securities could negatively affect Capstead’s financial condition and earnings. Agency Securities have an implied AAA rating because payments of principal and interest on these securities are guaranteed by government-sponsored entities (“GSEs”), either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae. Only the guarantees by Ginnie Mae are explicitly backed by the full faith and credit of the federal government, although in connection with the conservatorship of Fannie Mae and Freddie Mac on September 7, 2008 by the Federal Housing Finance Agency, the federal government has provided these GSEs with substantial financial backing in the form of secured lending facilities that expire in December 2009 and preferred equity capital. These and other steps being taken by the federal government are designed to support market stability and mortgage availability by providing additional confidence to investors in Agency Securities during the current housing correction. It is anticipated that the new Congress and Administration will address what the long-term role of the federal government in general, and the GSEs in particular, will play in the housing markets. The actual or perceived credit quality of Agency Securities could be negatively affected by market uncertainty over any legislative or regulatory initiatives that impact the relationship between the GSEs and the federal government or otherwise reduce the amount of mortgage securities the GSEs own or guarantee.
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
Most of Capstead’s borrowings under repurchase arrangements routinely have maturities of 30- to 90-days. Interest rates on these borrowings are generally based on a margin over the federal funds rate. The Company’s ability to achieve its investment objectives depends on its ability to renew or replace maturing borrowings on a continuous basis. If the Company were not able to renew or replace maturing borrowings, it would be forced to sell some of its assets under possibly adverse market conditions, which may adversely affect its profitability.
This risk is increased if Capstead relies significantly on any single counterparty for a significant portion of its repurchase arrangements. As of September 30, 2008, the Company’s largest single counterparty (Cantor Fitzgerald & Company) accounted for $1.33 billion in repurchase arrangements that had an average maturity of seven months.
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
The average life of Capstead’s longer-to-reset ARM securities could extend beyond the life of related longer-dated fixed-rate borrowings and interest rate swap positions more than anticipated. Longer-to-reset ARM securities held by Capstead consist almost exclusively of a combination of well-seasoned and relatively newly issued hybrid ARMs with initial coupon interest rates that are fixed for five years. As of September 30, 2008 the weighted average months-to-roll for this portion of our portfolio was 37.5 months with a significantly shorter average expected life based on mortgage prepayment expectations. Prior to changes in market conditions during the fall of 2007, Capstead made use of longer-dated repurchase arrangements to effectively lock in financing spreads on a portion of its investments in longer-to-reset ARM Agency Securities for a significant portion of the fixed-rate terms of these investments. Late in 2007 the Company began using two-year term interest rate swap agreements for this purpose. In a rising interest rate environment, the weighted average life of the Company’s longer-to-reset ARM securities could extend beyond the terms of related longer-dated borrowings and swap positions more than originally anticipated. This could have a negative impact on financing spreads and earnings as related borrowing costs would no longer be fixed during the remaining fixed-rate term of these investments and may also cause a decline in fair value of these assets without a corresponding increase in value from related longer-dated borrowings or swap positions.
An increase in prepayments may adversely affect Capstead’s earnings.  When short- and long-term interest rates are at nearly the same levels (i.e., a “flat yield curve” environment), or when long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage securities generally increases. Prolonged periods of high mortgage prepayments can significantly reduce the expected life of these investments; therefore, the actual yields the Company realizes can be lower due to faster amortization of investment premiums.
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

FORWARD LOOKING STATEMENTS
This document contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. Capstead’s actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of the Company’s investments and other factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments from both an investment return and regulatory perspective, the availability of new investment capital, the availability of financing at reasonable levels and terms to support investing on a leveraged basis, fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of differing levels of leverage employed, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors. In addition to the above considerations, actual results and liquidity related to investments in loans secured by commercial real estate are affected by borrower performance under operating or development plans, lessee performance under lease agreements, changes in general as well as local economic conditions and real estate markets, increases in competition and inflationary pressures, changes in the tax and regulatory environment including zoning and environmental laws, uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs, among other factors.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS
The information required by this Item is incorporated by reference to the information included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2008.

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

Current Report on Form 8-K dated July 24, 2008 furnishing the press release announcing second quarter 2008 results.

Current Report on Form 8-K dated July 28, 2008 announcing a conference call and audio webcast to discuss second quarter financial results with the investment community.

Current Report on Form 8-K dated August 1, 2008 to file a presentation to the investment community.

Current Report on Form 8-K dated August 26, 2008 to file a second quarter 2008 investor fact sheet.

Current Report on Form 8-K dated September 11, 2008 furnishing certain compensation matters for the Company’s named executive officers effective July 1, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: October 30, 2008	By:	/s/ ANDREW F. JACOBS Andrew F. Jacobs
President and Chief Executive Officer

Date: October 30, 2008	By:	/s/ PHILLIP A. REINSCH

Phillip A. Reinsch
Executive Vice President and Chief Financial Officer