Form 10-K/A
period 2007-12-31
CAPSTEAD MORTGAGE CORP
filed 2009-01-12
CIK 766701

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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

CAPSTEAD MORTGAGE CORPORATION
2007 FORM 10-K/A ANNUAL REPORT

PART I
EXPLANATORY NOTE — RECLASSIFYING RESTATEMENT
After receiving a request from the Securities and Exchange Commission (the “Commission”) in a comment letter dated December 18, 2008, management of Capstead Mortgage Corporation (the “Company”) concluded that the Company’s previously filed consolidated statements of income for the three years ending December 31, 2007 should be reclassified and restated to include interest expense from unsecured borrowings with interest expense from repurchase arrangements and similar borrowings in arriving at net interest margin rather than including interest expense from unsecured borrowings as a component of other revenue (expense). Accordingly, the consolidated statements of income included in this Form 10-K/A have been restated to reflect interest income from all sources under the caption “Interest income” and interest expense from all sources under the caption “Interest expense.” The resulting net interest margin subtotal no longer provides readers of the Company’s consolidated financial statements with solely the net interest margin earned on its portfolio of mortgage securities and similar investments after directly-related secured borrowings, but a more all-inclusive measure of net interest margin that includes interest income earned on overnight cash investments and cash margin balances and interest costs associated with the unsecured borrowings.
The reclassifications contained in this restatement do not change the Company’s previously reported net income, earnings per share or stockholders’ equity for any of the aforementioned periods. In addition, the restatement does not impact the Company’s consolidated balance sheets, statements of stockholders’ equity or cash flows for the indicated periods.
The impact of the reclassifications in the consolidated statements of income for the three years ending December 31, 2007 is summarized as follows:

	Year Ended December 31
	2007	2006	2005

Interest income:
As previously reported	$310,698	$242,859	$130,333
Reclassification	945	413	332

As amended	$311,643	$243,272	$130,665

Interest expense:
As previously reported	$(266,901)	$(228,379)	$(105,937)
Reclassification	(8,747)	(7,142)	(972)

As amended	$(275,648)	$(235,521)	$(106,909)

Net interest income:
As previously reported	$43,797	$14,480	$24,396
Reclassification	(7,802)	(6,729)	(640)

As amended	$35,995	$7,751	$23,756

Other revenue (expense):
As previously reported	$(20,867)	$(13,005)	$(7,191)
Reclassification	7,802	6,729	640

As amended	$(13,065)	$(6,276)	$(6,551)

Impact on net income from these restatements	$—	$—	$—

Management believes its previous presentation was based on a reasonable interpretation of the applicable rules of the Commission, and as such, management believes the restatement has had no impact on the conclusion reached at December 31, 2007 that the design and operation of the Company’s disclosure controls and procedures were effective. This Form 10-K/A has been signed as of the current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the Commission subsequent to the March 5, 2008 filing of the original Form 10-K for the year ended December 31, 2007.
Management and the Audit Committee of the Board of Directors have discussed these matters with the Company’s independent registered public accounting firm, Ernst & Young, LLP.
For the convenience of the reader, this Form 10-K/A only includes those portions of the Company’s original Annual Report on Form 10-K for the year ended December 31, 2007 that have been affected by the restatement, with appropriate explanations of the changes made. Exhibit 13 includes the Company’s consolidated financial statements, selected financial data, management’s discussion and analysis of financial position and results of operations, and related reports and certifications, as restated for the reclassifications described above.
ITEM 1. BUSINESS (updated for page references to Exhibit 13).
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
For further discussion of the Company’s business and financial condition, see the Registrant’s Amended Annual Report to Stockholders for the year ended December 31, 2007 on pages 33 through 56, which is incorporated herein by reference.
Regulation and Related Matters
Operating as a REIT that primarily invests in financial assets subjects the Company to various federal regulatory requirements. For further discussion, see the Registrant’s Amended Annual Report to Stockholders for the year ended December 31, 2007 on pages 50 through 54, which is incorporated herein by reference.
Forward-looking Statements
For information on forward-looking statements made in this report, see the Registrant’s Amended Annual Report to Stockholders for the year ended December 31, 2007 on page 56, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS (updated for page references to Exhibit 13).
Under the captions “Risk Factors” and “Critical Accounting Policies” on pages 46 through 56 of the Registrant’s Amended Annual Report to Stockholders for the year ended December 31, 2007 which is incorporated herein by reference, are discussions of risk factors and critical accounting policies affecting Capstead’s financial condition and results of operations that are an integral part of this discussion and analysis. Readers are strongly urged to consider the potential impact of these factors and accounting policies on the Company while reading this document.
ITEM 1B. UNRESOLVED STAFF COMMENTS
With the submission of this Amendment No. 1 on Form 10-K/A, management believes there are no unresolved staff comments relative to the Company’s filings with the Commission.
PART II
(updated for page references to Exhibit 13)
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The information required by this item regarding the market price of, dividends on, and number of holders of the Registrant’s common shares is included in the Registrant’s Amended Annual Report to Stockholders for the year ended December 31, 2007 on page 28 under the caption “Note 14 — Market and Dividend Information,” and is incorporated herein by reference. See ITEM 12 for information regarding equity compensation plans. Capstead did not sell any unregistered securities during the past three fiscal years.
ITEM 6. SELECTED FINANCIAL DATA.
The information required by this item is included in the Registrant’s Amended Annual Report to Stockholders for the five years ended December 31, 2007 on page 32 under the caption “Selected Financial Data,” and is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The information required by this item is included in the Registrant’s Amended Annual Report to Stockholders for the year ended December 31, 2007 on pages 33 through 56 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.
The information required by this item is included in the Registrant’s Amended Annual Report to Stockholders for the year ended December 31, 2007 on pages 33 through 56 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is included in the Registrant’s Amended Annual Report to Stockholders for the year ended December 31, 2007 on pages 6 through 30 and page 60, and is incorporated herein by reference.
ITEM 9A. CONTROLS AND PROCEDURES.
The information required by this item is included in the Registrant’s Amended Annual Report to Stockholders for the year ended December 31, 2007 on pages 58 and 59 and is incorporated herein by reference.
PART III
(Omitted from this Amendment No. 1)
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Documents filed as part of this report:
1.	The following restated consolidated financial statements of the Company, included in the Amended 2007 Annual Report to Stockholders, are incorporated herein by reference:
2.	Financial Statement Schedules — All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

*	Incorporated herein by reference from the Company’s Amended Annual Report to Stockholders for the year ended December 31, 2007, filed herewith as Exhibit 13.

3. Exhibits:
Exhibits unaffected by this Amendment No. 1 have been omitted.

Exhibit
Number	DESCRIPTION

13	Portions of the Company’s Amended Annual Report to Stockholders for the year ended December 31, 2007.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant
Date: January 12, 2009	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: January 12, 2009	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

13	Portions of the Company’s Amended Annual Report to Stockholders for the year ended December 31, 2007.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.