Form 10-Q/A
period 2008-03-31
CAPSTEAD MORTGAGE CORP
filed 2009-01-12
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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
FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2008

EXPLANATORY NOTE — RECLASSIFYING RESTATEMENT
After receiving a request from the Securities and Exchange Commission (the “Commission”) in a comment letter dated December 18, 2008, management of Capstead Mortgage Corporation (the “Company”) concluded that the Company’s previously filed consolidated statements of operations for the three years ending December 31, 2007 and for the periods included in its Forms 10-Q filed in 2008, should be reclassified and restated to include interest expense from unsecured borrowings with interest expense from repurchase arrangements and similar borrowings in arriving at net interest margin rather than including interest expense from unsecured borrowings as a component of other revenue (expense). Accordingly, the consolidated statements of operations included in this Form 10-Q/A have been restated to reflect interest income from all sources under the caption “Interest income” and interest expense from all sources under the caption “Interest expense.” The resulting net interest margin subtotal no longer provides readers of the Company’s consolidated financial statements with solely the net interest margin earned on its portfolio of mortgage securities and similar investments after directly-related secured borrowings, but a more all-inclusive measure of net interest margin that includes interest income earned on overnight cash investments and cash margin balances and interest costs associated with the unsecured borrowings.
The reclassifications contained in these restatements do not change the Company’s previously reported net income, earnings per share or stockholders’ equity for any of the aforementioned periods. In addition, the restatements do not impact the Company’s consolidated balance sheets, statements of stockholders’ equity or cash flows for the indicated periods.
The impact of the reclassifications in the consolidated statements of income for the three months ended March 31, 2008 and 2007 is summarized as follows:

	Quarter Ended March 31
	2008	2007

Interest income:
As previously reported	$106,351	$72,142
Reclassification	804	62

As amended	$107,155	$72,204

Interest expense:
As previously reported	$(69,306)	$(63,589)
Reclassification	(2,187)	(2,187)

As amended	$(71,493)	$(65,776)

Net interest income:
As previously reported	$37,045	$8,553
Reclassification	(1,383)	(2,125)

As amended	$35,662	$6,428

Other revenue (expense):
As previously reported	$(6,963)	$(2,990)
Reclassification	1,383	2,125

As amended	$(5,580)	$(865)

Impact on net income from these restatements	$—	$—

Management believes its previous presentation was based on a reasonable interpretation of the applicable rules of the Commission, and as such, management believes the restatement has had no impact on the conclusion reached at December 31, 2007 that the design and operation of the Company’s disclosure controls and procedures were effective. This Form 10-Q/A has been signed as of the current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Commission subsequent to the March 5, 2008 filing of the original Form 10-K for the year ended December 31, 2007.
Management and the Audit Committee of the Board of Directors have discussed these matters with the Company’s independent registered public accounting firm, Ernst & Young, LLP.
For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q as filed with the SEC on May 12, 2008 (the “Original 10-Q”) in its entirety, as amended by, and to reflect, the reclassifications required by this restatement. No other attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q affected by subsequent events.

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

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended March 31
	2008	2007
	(as Restated, see NOTE 13)

Interest income:
Mortgage securities and similar investments	$106,351	$72,142
Other	804	62

	107,155	72,204

Interest expense:
Repurchase arrangements and similar borrowings	(69,306)	(63,589)
Unsecured borrowings	(2,187)	(2,187)

	(71,493)	(65,776)

	35,662	6,428

Other revenue (expense):
Loss from portfolio restructuring	(1,408)	—
Other revenue (expense)	39	809
Other operating expense	(4,211)	(1,674)

	(5,580)	(865)

Income before equity in earnings of unconsolidated affiliates	30,082	5,563

Equity in earnings of unconsolidated affiliates	65	664

Net income	$30,147	$6,227

Net income available to common stockholders:
Net income	$30,147	$6,227
Less cash dividends paid on preferred shares	(5,064)	(5,064)

	$25,083	$1,163

Net income per common share:
Basic	$0.54	$0.06
Diluted	$0.53	$0.06

Cash dividends declared per share:
Common	$0.520	$0.020
Series A Preferred	0.400	0.400
Series B Preferred	0.315	0.315
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
NOTE 12 — NET INTEREST INCOME ANALYSIS
The following summarizes interest income, interest expense and weighted average interest rates as restated for the reclassification of other interest income and interest expense on unsecured borrowings — see NOTE 13 (dollars in thousands):

	Quarter Ended March 31
	2008		2007
		Average		Average
		Effective		Effective
	Amount	Rate	Amount	Rate

Interest income:
Mortgage securities and similar investments	$106,351	5.68%	$72,142	5.50%
Other	804	3.88	62	5.24

	107,155	5.66	72,204	5.50

Interest expense:
Repurchase arrangements and similar borrowings	(69,306)	3.96	(63,589)	5.19
Unsecured borrowings	(2,187)	8.49	(2,187)	8.49

	(71,493)	4.03	(65,776)	5.26

	$35,662	1.63	$6,428	0.24

Related changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

	Rate*	Volume*	Total*

Interest income:
Mortgage securities and similar investments	$2,434	$31,775	$34,209
Other	(20)	762	742

	2,414	32,537	34,951

Interest expense:
Repurchase arrangements and similar borrowings	(17,339)	23,056	5,717
Unsecured borrowings	—	—	—

	(17,339)	23,056	5,717

	$19,753	$9,481	$29,234

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
NOTE 13 — RESTATEMENT TO RECLASSIFY INTEREST INCOME,
INTEREST EXPENSE AND OTHER INCOME (EXPENSE)
After receiving a request from the Securities and Exchange Commission in a comment letter dated December 18, 2008, management concluded that the Company’s previously filed consolidated statements of operations for the three years ending December 31, 2007 and for the periods included in its Forms 10-Q filed in 2008, should be reclassified and restated to include interest expense from unsecured borrowings with interest expense from repurchase arrangements and similar borrowings in arriving at net interest margin rather than including interest expense from unsecured borrowings within Other revenue (expense). Accordingly, the consolidated statements of operations for these periods have been restated to reflect interest income from all sources under the caption “Interest income” and interest expense from all sources under the caption “Interest expense.” The resulting net interest margin subtotal no longer provides readers of the Company’s consolidated financial statements with solely the net interest margin earned on its portfolio of Mortgage securities and similar investments after directly-related secured borrowings, but a more all-inclusive measure of net interest margin that includes interest income earned on overnight cash investments and cash margin balances and interest costs associated with the unsecured borrowings.
The reclassifications contained in these restatements do not change the Company’s previously reported net income, earnings per share or stockholders’ equity for any of the periods presented. In addition, the restatements do not impact the Company’s consolidated balance sheets, statements of stockholders’ equity or cash flows for these periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Explanatory Note — See NOTE 13 to the consolidated financial statements for an explanation of the reclassifying restatement of interest income, interest expense and other revenue (expense) reflected throughout this filing.
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

Financing spreads (the difference between yields on the Company’s investments and rates on related secured borrowings) averaged 172 basis points during the first quarter of 2008, up from 93 basis points earned during the fourth quarter of 2007. This increase of 79 basis points was primarily attributable to lower borrowing rates, which benefited from actions taken by the Federal Reserve Open Market Committee beginning in September 2007 to lower its target for the federal funds rate a total of 300 basis points to 2.25% by quarter-end.
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

While nearly all of the Company’s investments and all of its interest rate swap positions are reflected at fair value on the Company’s balance sheet and therefore included in the calculation of book value per common share, unrealized gains or losses on longer-term committed borrowings supporting investments in longer-to-reset ARM securities are not reflected in book value. As of March 31, 2008, these longer-term borrowings consisted of a series of repurchase arrangements entered into prior to September 2007 with remaining terms of from six to 17 months and unrealized losses totaling $40 million. As these borrowings approach maturity, related unrealized losses will decline and ultimately be eliminated.
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

		Related	Capital	Potential
	Investments(a)	Borrowings	Employed(a)	Liquidity(a)

Residential mortgage securities	$7,354,255	$6,782,307	$571,948	$311,087
Commercial real estate-related assets	43,338	13,983	29,355	(6,991)

	$7,397,593	$6,796,290	601,303	304,096

Other assets, net of other liabilities			177,366	101,355
First quarter common dividend			(25,957)	(25,957	)(b)

			$752,712	$379,494

Balances as of December 31, 2007	$7,108,719	$6,500,362	$660,895	$371,196

(a)	Investments are stated at carrying amounts on the Company’s balance sheet. Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources (uses) of liquidity such as near-term scheduled payments on related borrowings not expected to be immediately replaced, unrestricted cash and cash equivalents, and dividends payable.

(b)	The first quarter 2008 common dividend was declared March 10, 2008 and paid April 21, 2008 to stockholders of record as of March 31, 2008.
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

	(as Restated, see
	“Explanatory Note”)

Income statement data:
Mortgage securities and similar investments (interest income net of directly-related interest expense):
Residential mortgage investments	$36,247	$8,433
Commercial real estate investments	798	120

	37,045	8,553
Other interest income	804	62
Interest expense on unsecured borrowings	(2,187)	(2,187)

	35,662	6,428

Other revenue (expense):
Loss from portfolio restructuring	(1,408)	—
Other revenue	39	809
Other operating expense	(4,211)	(1,674)

	(5,580)	(865)
Equity in earnings of unconsolidated affiliates	65	664

Net income	$30,147	$6,227

Net income available to common stockholders, after payment of preferred share dividends	$25,083	$1,163

Net income per common share:
Basic	$0.54	$0.06
Diluted	$0.53	$0.06
Weighted average common shares outstanding:
Basic	46,154	18,933
Diluted	56,413	19,054

Key portfolio statistics (excludes overnight balances and unsecured borrowings):
Average yields:
Residential mortgage investments	5.65%	5.49%
Commercial real estate investments	10.82	18.00
Total average yields	5.68	5.50
Average rate of related borrowings	3.96	5.19
Average financing spread	1.72	0.31
Average portfolio balances:
Residential mortgage investments	$7,451	$5,247
Commercial real estate investments	43	3

	7,494	5,250
Average related borrowings	6,923	4,901

Average capital deployed	$571	$349

Average portfolio runoff rate	19%	28%
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
Other interest income benefited during 2008 from higher overnight investment balances even as rates earned on these balances declined with the reductions in short-term interest rates discussed above.
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

Other revenue declined in 2008 compared to 2007 primarily because 2007 included the release of funds held in trust related to the Company’s holdings of residential mortgage loans that were previously designated as collateral for structural financings.
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