Form 10-Q/A
period 2008-06-30
CAPSTEAD MORTGAGE CORP
filed 2009-01-12
CIK 766701

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

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q/A
FOR THE QUARTER ENDED JUNE 30, 2008
INDEX

Page
PART I. — FINANCIAL INFORMATION

EXPLANATORY NOTE — RECLASSIFYING RESTATEMENT	3

ITEM 1. Financial Statements (unaudited)

Consolidated Balance Sheets — June 30, 2008 and December 31, 2007	5

Consolidated Statements of Income — Quarter and Six Months Ended June 30, 2008 and 2007	6

Consolidated Statements of Cash Flows —Quarter and Six Months Ended June 30, 2008 and 2007	7

Notes to Consolidated Financial Statements	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3. Qualitative and Quantitative Disclosure of Market Risk	42

ITEM 4. Controls and Procedures	42

PART II. — OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K	43

SIGNATURES	44
First Amendment to Sales Agreement
Computation of Ratio of Income from Continuing Operations
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 906
EX-1.1
EX-12
EX-31.1
EX-31.2
EX-32

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
The impact of the reclassifications in the consolidated statements of income for the quarter and six months ended June 30, 2008 and 2007 is summarized as follows:

	Quarter Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Interest income:
As previously reported	$97,332	$75,795	$203,683	$147,937
Reclassification	782	39	1,586	101

As amended	$98,114	$75,834	$205,269	$148,038

Interest expense:
As previously reported	$(55,019)	$(67,107)	$(124,325)	$(130,696)
Reclassification	(2,187)	(2,187)	(4,374)	(4,374)

As amended	$(57,206)	$(69,294)	$(128,699)	$(135,070)

Net interest income:
As previously reported	$42,313	$8,688	$79,358	$17,241
Reclassification	(1,405)	(2,148)	(2,788)	(4,273)

As amended	$40,908	$6,540	$76,570	$12,968

Other revenue (expense):
As previously reported	$(5,650)	$(3,489)	$(12,613)	$(6,479)
Reclassification	1,405	2,148	2,788	4,273

As amended	$(4,245)	$(1,341)	$(9,825)	$(2,206)

Impact on net income from these restatements	$—	$—	$—	$—

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
For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q as filed with the SEC on August 7, 2008 (the “Original 10-Q”) in its entirety, as amended by, and to reflect, the reclassifications required by this restatement. No other attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q affected by subsequent events.

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

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(as Restated, see NOTE 13)

Interest income:
Mortgage securities and similar investments	$97,332	$75,795	$203,683	$147,937
Other	782	39	1,586	101

	98,114	75,834	205,269	148,038

Interest expense:
Repurchase arrangements and similar borrowings	(55,019)	(67,107)	(124,325)	(130,696)
Unsecured borrowings	(2,187)	(2,187)	(4,374)	(4,374)

	(57,206)	(69,294)	(128,699)	(135,070)

	40,908	6,540	76,570	12,968

Other revenue (expense):
Loss from portfolio restructuring	—	—	(1,408)	—
Other revenue (expense)	(55)	198	(16)	1,007
Incentive compensation	(2,270)	—	(4,520)	—
Other operating expense	(1,920)	(1,539)	(3,881)	(3,213)

	(4,245)	(1,341)	(9,825)	(2,206)

Income before equity in earnings of unconsolidated affiliates	36,663	5,199	66,745	10,762

Equity in earnings of unconsolidated affiliates	65	575	130	1,239

Net income	$36,728	$5,774	$66,875	$12,001

Net income available to common stockholders:
Net income	$36,728	$5,774	$66,875	$12,001
Less cash dividends paid on preferred stock	(5,063)	(5,064)	(10,127)	(10,128)

	$31,665	$710	$56,748	$1,873

Net income per common share:
Basic	$0.59	$0.04	$1.14	$0.10
Diluted	0.58	0.04	1.11	0.10

Cash dividends declared per share:
Common	$0.590	$0.040	$1.110	$0.060
Series A Preferred	0.400	0.400	0.800	0.800
Series B Preferred	0.315	0.315	0.630	0.630
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

	Number of	Weighted Average
	Shares	Exercise Price

Option awards outstanding as of December 31, 2007	948,656	$11.47
Grants (average fair value $2.08)*	30,000	12.87
Forfeitures	(1,875)	10.06
Expirations	(133,224)	29.91
Exercises	(287,807)	7.62

Option awards outstanding as of June 30, 2008	555,750	$ 9.12

*	Option awards granted during 2008 to directors were valued with average expected terms of four years, volatility factors of 50%, dividend yields of 12% and risk-free rates of 2.91%.
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

NOTE 12— NET INTEREST INCOME ANALYSIS
The following summarizes interest income, interest expense and weighted average interest rates as restated for the reclassification of other interest income and interest expense on unsecured borrowings — see NOTE 13 (dollars in thousands):

	Quarter Ended June 30
	2008		2007		Related Changes in
		Average		Average	Average
	Amount	Rate	Amount	Rate	Rate*	Volume*

Interest income:
Mortgage securities and similar investments	$97,332	5.30%	$75,795	5.57%	$(3,833)	$25,370
Other	782	2.74	39	5.14	(27)	770

	98,114	5.26	75,834	5.57	(3,860)	26,140

Interest expense:
Repurchase arrangements and similar borrowings	$(55,019)	3.25	$(67,107)	5.21	$(29,257)	$17,169
Unsecured borrowings	(2,187)	8.49	(2,187)	8.49	—	—

	(57,206)	3.33	(69,294)	5.27	(29,257)	17,169

	$40,908	1.93	$6,540	0.30	$25,397	$8,971

	Six Months Ended June 30
	2008		2007		Related Changes in
		Average		Average	Average
	Amount	Rate	Amount	Rate	Rate*	Volume*

Interest income:
Mortgage securities and similar investments	$203,683	5.49%	$147,937	5.53%	$(1,077)	$56,823
Other	1,586	3.22	101	5.20	(53)	1,538

	205,269	5.46	148,038	5.53	(1,130)	58,361

Interest expense:
Repurchase arrangements and similar borrowings	$(124,325)	3.61	$(130,696)	5.20	$(46,348)	$39,977
Unsecured borrowings	(4,374)	8.49	(4,374)	8.49	—	—

	(128,699)	3.68	(135,070)	5.26	$(46,348)	$39,977

	$76,570	1.78	$12,968	0.27	$45,218	$18,384

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
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
Financing spreads (the difference between yields on the Company’s investments and rates on related secured borrowings) averaged 205 basis points during the second quarter of 2008, up from 172 basis points earned during the first quarter of 2008. This increase of 33 basis points was primarily attributable to lower borrowing rates, which benefited from actions taken by the Federal Reserve Open Market Committee beginning last fall to lower its target for the federal funds rate a total of 325 basis points to 2.00% by April 30, 2008. Financing spreads are projected to decline by approximately 20 basis points during the third quarter to 185 basis points due to lower yields on purchases and lower resets on ARM securities partially offset by some additional improvement in borrowing rates.
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

RESULTS OF OPERATIONS
Comparative income statement data (in thousands, except for per share data) and key portfolio statistics (dollars in millions) were as follows:

	Quarter Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(as Restated. See “Explanatory Note”)
Income statement data:
Mortgage securities and similar investments (interest income, net of directly-related interest expense):
Residential mortgage investments	$41,456	$8,560	$77,703	$16,993
Commercial real estate investments	857	128	1,655	248

	42,313	8,688	79,358	17,241
Other interest income	782	39	1,586	101
Interest expense on unsecured borrowings	(2,187)	(2,187)	(4,374)	(4,374)

	40,908	6,540	76,570	12,968

Other revenue (expense):
Loss from portfolio restructuring	—	—	(1,408)	—
Other revenue (expense)	(55)	198	(16)	1,007
Incentive compensation	(2,270)	—	(4,520)	—
Other operating expense	(1,920)	(1,539)	(3,881)	(3,213)

	36,663	5,199	66,745	10,762
Equity in earnings of unconsolidated affiliates	65	575	130	1,239

Net income	$36,728	$5,774	$66,875	$12,001

Net income available to common stockholders, after payment of preferred share dividends	$31,665	$710	$56,748	$1,873

Net income per common share:
Basic	$0.59	$0.04	$1.14	$0.10
Diluted	0.58	0.04	1.11	0.10

Weighted average common shares outstanding:
Basic	53,453	19,013	49,803	18,973
Diluted	63,557	19,257	59,994	19,155

Key portfolio statistics (excludes overnight balances and unsecured borrowings):

Average yields:
Residential mortgage investments	5.28%	5.56%	5.46%	5.52%
Commercial real estate investments	9.68	18.00	10.25	18.00
Total average yields	5.30	5.57	5.49	5.53
Average rate of related borrowings	3.25	5.21	3.61	5.20
Average financing spread	2.05	0.36	1.88	0.33
Average portfolio balances:
Residential mortgage investments	$7,306	$5,444	$7,384	$5,346
Commercial real estate investments	43	3	43	3

	7,349	5,447	7,427	5,349
Average related borrowings	6,704	5,096	6,819	4,999

Average capital deployed	$645	$351	$608	$350

Average portfolio runoff rate	20%	30%	20%	29%

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