Form 10-Q/A
period 2008-09-30
CAPSTEAD MORTGAGE CORP
filed 2009-01-12
CIK 766701

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
FORM 10-Q/A
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
INDEX

Page
PART I. — FINANCIAL INFORMATION

EXPLANATORY NOTE – RECLASSIFYING RESTATEMENT	3

ITEM 1. Financial Statements (unaudited)

Consolidated Balance Sheets — September 30, 2008 and December 31, 2007	5

Consolidated Statements of Operations — Quarter and Nine Months Ended September 30, 2008 and 2007	6

Consolidated Statements of Cash Flows —Quarter and Nine Months Ended September 30, 2008 and 2007	7

Notes to Consolidated Financial Statements	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3. Qualitative and Quantitative Disclosure of Market Risk	41

ITEM 4. Controls and Procedures	41

PART II. — OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K	42

SIGNATURES	43
Computation of Ratio of Income from Continuing Operations
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 906
EX-12
EX-31.1
EX-31.2
EX-32

EXPLANATORY NOTE – RECLASSIFYING RESTATEMENT
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
The impact of the reclassifications in the consolidated statements of income for the quarter and nine months ended September 30, 2008 and 2007 is summarized as follows:

	Quarter Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Interest income:
As previously reported	$99,205	$74,949	$302,888	$222,886
Reclassification	346	212	1,932	313

As amended	$99,551	$75,161	$304,820	$223,199

Interest expense:
As previously reported	$(60,032)	$(66,478)	$(184,357)	$(197,174)
Reclassification	(2,186)	(2,186)	(6,560)	(6,560)

As amended	$(62,218)	$(68,664)	$(190,917)	$(203,734)

Net interest income:
As previously reported	$39,173	$8,471	$118,531	$25,712
Reclassification	(1,840)	(1,974)	(4,628)	(6,247)

As amended	$37,333	$6,497	$113,903	$19,465

Other revenue (expense):
As previously reported	$(4,491)	$(11,866)	$(17,104)	$(18,345)
Reclassification	1,840	1,974	4,628	6,247

As amended	$(2,651)	$(9,892)	$(12,476)	$(12,098)

Impact on net income from these restatements	$—	$—	$—	$—

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
For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q as filed with the SEC on October 30, 2008 (the “Original 10-Q”) in its entirety, as amended by, and to reflect, the reclassifications required by this restatement. No other attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q affected by subsequent events.

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

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(as Restated, see NOTE 13)
Interest income:
Mortgage securities and similar investments	$99,205	$74,949	$302,888	$222,886
Other	346	212	1,932	313

	99,551	75,161	304,820	223,199

Interest expense:
Repurchase arrangements and similar borrowings	(60,032)	(66,478)	(184,357)	(197,174)
Unsecured borrowings	(2,186)	(2,186)	(6,560)	(6,560)

	(62,218)	(68,664)	(190,917)	(203,734)

	37,333	6,497	113,903	19,465

Other revenue (expense):
Loss from portfolio restructuring	—	(8,276)	(1,408)	(8,276)
Other revenue (expense)	(45)	62	(61)	1,069
Incentive compensation	(300)	—	(4,820)	—
Other operating expense	(2,306)	(1,678)	(6,187)	(4,891)

	(2,651)	(9,892)	(12,476)	(12,098)

Income (loss) before equity in earnings of unconsolidated affiliates	34,682	(3,395)	101,427	7,367

Equity in earnings of unconsolidated affiliates	64	247	194	1,486

Net income (loss)	$34,746	$(3,148)	$101,621	$8,853

Net income available (loss attributable) to common stockholders:
Net income (loss)	$34,746	$(3,148)	$101,621	$8,853
Less cash dividends paid on preferred stock	(5,062)	(5,064)	(15,189)	(15,192)

	$29,684	$(8,212)	$86,432	$(6,339)

Net income (loss) per common share:
Basic	$0.53	$(0.43)	$1.66	$(0.33)
Diluted	0.52	(0.43)	1.64	(0.33)

Cash dividends declared per share:
Common	$0.550	$0.040	$1.660	$0.100
Series A Preferred	0.400	0.400	1.200	1.200
Series B Preferred	0.315	0.315	0.945	0.945
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

Accounting for Variable Interests
The FASB recently issued an exposure draft that would amend FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN46(R)”), to address concerns raised about FIN46(R)’s complexity and reliance on quantitative analyses and to require a greater scope of entities to be evaluated for consolidation using FIN46(R)’s provisions. The potential amendments, which would be effective for fiscal years beginning after November 15, 2009, would require an enterprise (including its related party and de facto agents) to determine whether it is the primary beneficiary of an entity primarily through a qualitative assessment, considering if it has both the power to direct matters that significantly affect the entity and the right to receive potentially significant benefits or the obligation to absorb potentially significant losses of the entity. The proposed amendment is not expected to have a material impact on the Company.
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

NOTE 12— NET INTEREST INCOME ANALYSIS
The following summarizes interest income, interest expense and weighted average interest rates as restated for the reclassification of other interest income and interest expense on unsecured borrowings – see NOTE 13 (dollars in thousands):

	Quarter Ended September 30
	2008		2007		Related Changes in
		Average		Average	Average
	Amount	Rate	Amount	Rate	Rate*	Volume*

Interest income:
Mortgage securities and similar investments	$99,205	5.00%	$74,949	5.67%	$(9,700)	$33,956
Other	346	2.31	212	5.23	(172)	306

	99,551	4.98	75,161	5.67	(9,872)	34,262

Interest expense:
Repurchase arrangements and similar borrowings	(60,032)	3.26	(66,478)	5.25	(29,751)	23,305
Unsecured borrowings	(2,186)	8.49	(2,186)	8.49	—	—

	(62,218)	3.34	(68,664)	5.31	(29,751)	23,305

	$37,333	1.64	$6,497	0.36	$19,879	$10,957

	Nine Months Ended September 30
	2008		2007		Related Changes in
		Average		Average	Average
	Amount	Rate	Amount	Rate	Rate*	Volume*

Interest income:
Mortgage securities and similar investments	$302,888	5.32%	$222,886	5.58%	$(10,825)	$90,827
Other	1,932	3.00	313	5.22	(187)	1,806

	304,820	5.30	223,199	5.58	(11,012)	92,633

Interest expense:
Repurchase arrangements and similar borrowings	(184,357)	3.49	(197,174)	5.22	(76,310)	63,493
Unsecured borrowings	(6,560)	8.49	(6,560)	8.49	—	—

	(190,917)	3.56	(203,734)	5.28	(76,310)	63,493

	$113,903	1.74	$19,465	0.30	$65,298	$29,140

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Explanatory Note – See NOTE 13 to the consolidated financial statements for an explanation of the reclassifying restatement of interest income, interest expense and other revenue (expense) reflected throughout this filing.
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

Financing spreads (the difference between yields on the Company’s investments and rates on related secured borrowings) averaged 174 basis points during the third quarter of 2008, down from 205 basis points earned during the second quarter of 2008. This decline of 31 basis points was primarily attributable to lower yields on acquisitions and lower coupon interest rates on mortgage loans underlying ARM securities that reset in recent periods and was exacerbated by the recent deterioration in credit market conditions, which began to increase borrowing rates on the Company’s short-term borrowings late in the third quarter.
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

RESULTS OF OPERATIONS
Comparative income statement data (in thousands, except for per share data) and key portfolio statistics (dollars in millions) were as follows:

	Quarter Ended		Nine Months
	September 30		Ended September 30
	2008	2007	2008	2007
	(as Restated. See “Explanatory Note”)
Income statement data:
Mortgage securities and similar investments (interest income, net of directly-related interest expense)
Residential mortgage investments	$38,198	$8,257	$115,901	$25,250
Commercial real estate investments	975	214	2,630	462

	39,173	8,471	118,531	25,712
Other interest income	346	212	1,932	313
Interest expense on unsecured borrowings	(2,186)	(2,186)	(6,560)	(6,560)

	37,333	6,497	113,903	19,465

Other revenue (expense):
Loss from portfolio restructuring	—	(8,276)	(1,408)	(8,276)
Other revenue (expense)	(45)	62	(61)	1,069
Incentive compensation	(300)	—	(4,820)	—
Other operating expense	(2,306)	(1,678)	(6,187)	(4,891)

	34,682	(3,395)	101,427	7,367
Equity in earnings of unconsolidated affiliates	64	247	194	1,486

Net income (loss)	$34,746	$(3,148)	$101,621	$8,853

Net income available (loss attributable) to common stockholders, after payment of preferred share dividends	$29,684	$(8,212)	$86,432	$(6,339)

Net income (loss) per common share:
Basic	$0.53	$(0.43)	$1.66	$(0.33)
Diluted	0.52	(0.43)	1.64	(0.33)
Weighted average common shares outstanding:
Basic	56,318	19,108	51,991	19,017
Diluted	66,352	19,108	62,137	19,017

Key portfolio statistics (excludes overnight balances and unsecured borrowings):

Average yields:
Residential mortgage investments	4.98%	5.66%	5.30%	5.57%
Commercial real estate investments	9.48	18.62	9.99	18.28
Total average yields	5.00	5.67	5.32	5.58
Average rate of related borrowings	3.26	5.25	3.49	5.22
Average financing spread	1.74	0.42	1.83	0.36
Average portfolio balances:
Residential mortgage investments	$7,885	$5,281	$7,549	$5,324
Commercial real estate investments	43	5	43	3

	7,928	5,286	7,592	5,327
Average related borrowings	7,196	4,959	6,942	4,985

Average capital deployed	$732	$327	$650	$342

Average portfolio runoff rate	19%	30%	20%	30%

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