Form 10-K/A
period 2007-12-31
CAPSTEAD MORTGAGE CORP
filed 2009-01-27
CIK 766701

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

CAPSTEAD MORTGAGE CORPORATION
2007 FORM 10-K/A ANNUAL REPORT
(Amendment No. 2)

PART I
EXPLANATORY NOTE — RECLASSIFYING RESTATEMENT
On January 12, 2009, Capstead Mortgage Corporation (the “Company”) filed its Amendment No. 1 to Form 10-K, filed on Form 10-K/A, to restate the Company’s consolidated statements of income for the three years ending December 31, 2007 to reflect (a) interest income from overnight investments and collateral deposits on interest rate swap agreements with interest income on mortgage securities and similar investments to arrive at total interest income and (b) interest expense from unsecured borrowings with interest expense from repurchase arrangements and similar borrowings in order to reflect a more all-inclusive measure of net interest margin. The reclassifications contained in this restatement do not change the Company’s previously reported net income, earnings per share or stockholders’ equity for any of the aforementioned periods. In addition, the restatement does not impact the Company’s consolidated balance sheets, statements of stockholders’ equity or cash flows for the indicated periods.
This Amendment No. 2 to Form 10-K has been filed in order to conform Management’s Discussion and Analysis more precisely to the revised presentation on the restated consolidated statements of income. This Amendment No. 2 does not amend or restate the financial statements included in Amendment No. 1.
Management and the Audit Committee of the Board of Directors have discussed these matters with the Company’s independent registered public accounting firm, Ernst & Young, LLP.
For the convenience of the reader, this Form 10-K/A only includes those portions of the Company’s original Annual Report on Form 10-K for the year ended December 31, 2007 that have been affected by the restatement, with appropriate explanations of the changes made. Exhibit 13 includes the Company’s consolidated financial statements, selected financial data, management’s discussion and analysis of financial position and results of operations, and related reports and certifications, as restated for the reclassifications described above and in Amendment No. 1 on Form 10-K/A.
ITEM 1. BUSINESS (updated for changes necessitated by the restatement).
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
With the submission of this Amendment No. 2 on Form 10-K/A, management believes there are no unresolved staff comments relative to the Company’s filings with the Commission.
PART II
(updated for changes necessitated by this restatement)
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
PART III
(Omitted from this Amendment No. 2)
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Documents filed as part of this report:
1.	The following restated consolidated financial statements of the Company, included in the Amended 2007 Annual Report to Stockholders, are incorporated herein by reference:

Page
Consolidated Statements of Income — Three Years Ended December 31, 2007 (as Restated)	*
Consolidated Balance Sheets — December 31, 2007 and 2006	*
Consolidated Statements of Stockholders’ Equity — Three Years Ended December 31, 2007	*
Consolidated Statements of Cash Flows — Three Years Ended December 31, 2007	*
Notes to Consolidated Financial Statements — December 31, 2007	*
2.	Financial Statement Schedules — All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

*	Incorporated herein by reference from the Company’s Amended Annual Report to Stockholders for the year ended December 31, 2007, filed herewith as Exhibit 13.

3.	Exhibits:

Exhibits unaffected by this Amendment No. 1 have been omitted.

Exhibit
Number	DESCRIPTION

13	Portions of the Company’s Amended Annual Report to Stockholders for the year ended December 31, 2007.*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant
Date: January 27, 2009	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: January 27, 2009	By:	/s/ PHILLIP A. REINSCH
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