Form 10-Q/A
period 2008-03-31
CAPSTEAD MORTGAGE CORP
filed 2009-01-27
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

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
(Amendment No. 2)
FOR THE QUARTER ENDED MARCH 31, 2008

EXPLANATORY NOTE — RECLASSIFYING RESTATEMENT
On January 12, 2009, Capstead Mortgage Corporation (the “Company”) filed its Amendment No. 1 to Form 10-Q, filed on Form 10-Q/A, to restate the Company’s consolidated statements of income for the three months ending March 31, 2008 to reflect (a) interest income from overnight investments and collateral deposits on interest rate swap agreements with interest income on mortgage securities and similar investments to arrive at total interest income and (b) interest expense from unsecured borrowings with interest expense from repurchase arrangements and similar borrowings in order to reflect a more all-inclusive measure of net interest margin. The reclassifications contained in this restatement do not change the Company’s previously reported net income, earnings per share or stockholders’ equity for any of the aforementioned periods. In addition, the restatement does not impact the Company’s consolidated balance sheets, statements of stockholders’ equity or cash flows for the indicated periods.
This Amendment No. 2 to Form 10-Q has been filed in order to conform Management’s Discussion and Analysis more precisely to the revised presentation on the restated consolidated statements of income. This Amendment No. 2 does not amend or restate the financial statements included in Amendment No. 1.
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
For the convenience of the reader, this Amendment No. 2 to Form 10-Q/A sets forth the Company’s original Form 10-Q as filed with the SEC on May 12, 2008 (the “Original 10-Q”) in its entirety, as amended by, and to reflect, the reclassifications required by this restatement. No other attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q affected by subsequent events.

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

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS
Mortgage securities and similar investments and related weighted average rates classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Principal	Investment Premiums		Carrying	Net	Average
	Balance	(Discounts)	Basis	Amount (a)	WAC (b)	Yield (b)

March 31, 2008
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$12,162	$34	$12,196	$12,219	6.64%	6.41%
ARMs	6,720,211	98,022	6,818,233	6,844,333	6.12	5.65
Ginnie Mae ARMs	468,412	2,328	470,740	474,972	5.70	5.45

	7,200,785	100,384	7,301,169	7,331,524	6.09	5.64

Residential mortgage loans:
Fixed-rate	6,882	(5)	6,877	6,877	7.06	7.10
ARMs	10,628	95	10,723	10,723	6.83	7.00

	17,510	90	17,600	17,600	6.92	7.04
Commercial real estate loans	43,633	(295)	43,338	43,338	8.51	10.82
Collateral for structured financings	5,048	83	5,131	5,131	8.15	7.96

	$7,266,976	$100,262	$7,367,238	$7,397,593	6.11	5.68

December 31, 2007
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$13,079	$36	$13,115	$13,138	6.63%	6.43%
ARMs	6,382,773	89,017	6,471,790	6,507,447	6.36	5.78
Ginnie Mae ARMs	515,091	2,465	517,556	521,288	5.87	5.62

	6,910,943	91,518	7,002,461	7,041,873	6.33	5.77

Residential mortgage loans:
Fixed-rate	7,412	(3)	7,409	7,409	7.05	7.14
ARMs	11,097	96	11,193	11,193	7.18	7.05

	18,509	93	18,602	18,602	7.13	7.08
Commercial real estate loans	43,435	(439)	42,996	42,996	10.46	12.21
Collateral for structured financings	5,162	86	5,248	5,248	8.14	8.07

	$6,978,049	$91,258	$7,069,307	$7,108,719	6.36	5.80

(a)	Includes mark-to-market for securities classified as available-for-sale, if applicable (see NOTE 10).

(b)	Net WAC, or weighted average coupons, net of servicing and other fees, are presented as of the indicated balance sheet date. Average Yields are presented for the quarter then ended calculated including the amortization of investment premiums and excluding unrealized gains and losses.
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
As of March 31, 2008 Capstead’s mortgage securities and similar investments totaled $7.40 billion financed at a leverage ratio (repurchase agreements and similar borrowings divided by long-term investment capital) of nine-to-one compared to $7.11 billion at a leverage ratio of nearly ten-to-one at year-end. With the new common equity capital raised subsequent to quarter-end, the temporary curtailment of portfolio acquisitions, and improvements since quarter-end in the value of the Company’s swap position, Capstead’s portfolio leverage is currently approaching the low end of the Company’s traditional range of eight to 12 times long-term investment capital.
Financing spreads (the difference between yields on the Company’s interest-earning assets and rates on interest-bearing liabilities) averaged 163 basis points during the first quarter of 2008, up from 85 basis points earned during the fourth quarter of 2007. This increase of 78 basis points was primarily attributable to lower borrowing rates, which benefited from actions taken by the Federal Reserve Open Market Committee beginning in September 2007 to lower its target for the federal funds rate a total of 300 basis points to 2.25% by quarter-end.
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
Utilization of Long-term Investment Capital and Potential Liquidity
Capstead finances a majority of its holdings of residential mortgage securities with well-established investment banking firms using repurchase arrangements with the balance, or margin, supported by the Company’s long-term investment capital. Long-term investment capital includes preferred and common equity capital as well as unsecured borrowings, net of Capstead’s investment in related statutory trusts accounted for as unconsolidated affiliates. Assuming potential liquidity is available, borrowings under repurchase arrangements can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, the actual level of cash and cash equivalents carried on Capstead’s balance sheet is significantly less important than the potential liquidity inherent in the Company’s investment portfolios. Potential liquidity is affected by, among other things, real (or perceived) changes in market value of assets pledged; principal prepayments; collateral requirements of the Company’s lenders; and general conditions in the investment banking, mortgage finance and real estate industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolios (see “Liquidity and Capital Resources”). Capstead’s utilization of long-term investment capital and its estimated potential liquidity were as follows as of March 31, 2008 in comparison with December 31, 2007 (in thousands):

		Repurchase
		Arrangements
		and Similar	Capital	Potential
	Investments (a)	Borrowings	Employed (a)	Liquidity (a)

Residential mortgage securities	$7,354,255	$6,782,307	$571,948	$311,087
Commercial real estate-related assets	43,338	13,983	29,355	(6,991)

	$7,397,593	$6,796,290	601,303	304,096

Other assets, net of other liabilities			177,366	101,355
First quarter common dividend			(25,957)	(25,957	) (b)

			$752,712	$379,494

Balances as of December 31, 2007	$7,108,719	$6,500,362	$660,895	$371,196

(a)	Investments are stated at carrying amounts on the Company’s balance sheet. Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources (uses) of liquidity such as near-term scheduled payments on related borrowings not expected to be immediately replaced, unrestricted cash and cash equivalents, and dividends payable.

(b)	The first quarter 2008 common dividend was declared March 10, 2008 and paid April 21, 2008 to stockholders of record as of March 31, 2008.
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
	(as Restated, see
	“Explanatory Note”)
Income statement data:
Interest income
Mortgage securities and similar investments	$106,351	$72,142
Other	804	62

	107,155	72,204

Interest expense:
Repurchase arrangements and similar borrowings	(69,306)	(63,589)
Unsecured borrowings	(2,187)	(2,187)

	(71,493)	(65,776)

	35,662	6,428

Other revenue (expense):
Loss on portfolio restructuring	(1,408)	—
Other revenue	39	809
Other operating expense	(4,211)	(1,674)

	(5,580)	(865)

	30,082	5,563
Equity in earnings of unconsolidated affiliates	65	664

Net income	$30,147	$6,227

Net income available to common stockholders, after payment of preferred share dividends	$25,083	$1,163

Net income per common share:
Basic	$0.54	$0.06
Diluted	$0.53	$0.06
Weighted average common shares outstanding:
Basic	46,154	18,933
Diluted	56,413	19,054

Key portfolio statistics:
Average yields:
Mortgage securities and similar investments	5.68%	5.50%
Other interest-earning assets	3.88	5.24
Total average yields	5.66	5.50
Average borrowing rates:
Repurchase arrangements and similar borrowings	3.96	5.19
Unsecured borrowings	8.49	8.49
Total borrowing rates	4.03	5.26
Financing spreads	1.63	0.24
Net yield on interest-earning assets	1.89	0.50
Average interest-earning assets and interest-bearing liabilities:
Mortgage securities and similar investments	$7,494	$5,250
Other interest-earning assets	83	5
Repurchase arrangements and similar borrowings	6,923	4,901
Unsecured borrowings	103	103

Net margins on Capstead’s mortgage securities and similar investments and other interest-earning assets for the three months ended March 31, 2008 improved over levels achieved during the same period of the prior year reflecting higher financing spreads and larger average holdings of ARM Agency Securities. A 139 basis point increase in average financing spreads during the first quarter of 2008 over the same period of the prior year contributed most of the improvement in net margins, with yields averaging 16 basis points higher during the current quarter while related average borrowing rates decreased 123 basis points.
As a result of a prolonged Federal Reserve rate tightening effort that increased the federal funds rate 425 basis points over a two year period to 5.25% by June 2006, financing spreads fell to a negative 22 basis points by the third quarter of 2006 before beginning to recover to average 50 basis points during the first quarter of 2007 as coupon interest rates on mortgages underlying the Company’s current-reset ARM securities reset higher to higher prevailing interest rates. Average yields rose throughout 2007 to peak at 5.79% during the fourth quarter of 2007. Meanwhile borrowing rates began declining rapidly beginning early in the fourth quarter of 2007 in response to the Federal Reserve’s aggressive actions starting in mid-September 2007 to reduce its target for the federal funds rate by a total of 300 basis points by the end of the first quarter of 2008. This illustrates how the Company is impacted immediately when short-term interest rates rise (and fall) while current-reset ARM security yields change slowly in comparison because coupon interest rates on the underlying mortgage loans may only reset once a year and the amount of each reset can be limited or capped.
Compared to the fourth quarter of 2007, average yields declined 13 basis points to 5.66% during the first quarter of 2008, while borrowing rates declined 91 basis points to average 4.03%, resulting in an increase in financing spreads of 78 basis points to an average of 1.63%. Declining yields reflect lower yields on acquisitions and lower coupon interest rates on mortgage loans underlying the Company’s current-reset ARM securities that reset during the period. Borrowing rates benefited from the reductions in the federal funds target rate as well as more extensive use of two-year interest rate swap agreements to effectively lock in attractive financing spreads on investments in longer-to-reset ARM securities. Other interest income benefited during 2008 from higher overnight investment balances even as rates earned on these balances declined with the reductions in short-term interest rates discussed above.
After proactively reducing its portfolio leverage primarily through asset sales in response to sharply contracting liquidity conditions in the credit markets that began in August 2007, Capstead began aggressively increasing its long-term investment capital, raising $206 million in new common equity capital during the fourth quarter. This capital was nearly all deployed by year-end into additional holdings of ARM Agency Securities at a leverage ratio of ten-to-one. In early February 2008 the Company raised an additional $127 million in common equity capital approximately 75% of which was invested by early March, also at ten-to-one leverage, when credit conditions again deteriorated and portfolio acquisitions were curtailed. Primarily as a result of these capital raises, average outstanding balances of mortgage securities and similar investments were substantially higher during the three months ended March 31, 2008 than during the same period of the prior year which contributed to the higher net margins earned thus far in 2008.
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
Equity in earnings of unconsolidated affiliates for the three months ended March 31, 2008 reflects Capstead’s interest in three statutory trusts formed to issue $3 million in trust common securities to the Company and $100 million of trust preferred securities to unrelated third parties and consists solely of the trust common securities’ pro rata share in interest on $103 million in junior subordinated notes issued by the Company to the statutory trusts (reflected as unsecured borrowings on the Company’s balance sheet and interest in unsecured borrowings on its statement of income). Results for the same period in 2007 also included the Company’s equity in the earnings of a commercial real estate loan joint venture that was consolidated by the Company beginning in November 2007 after the Company acquired its partner’s interest in the joint venture.
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