Form 10-Q/A
period 2008-06-30
CAPSTEAD MORTGAGE CORP
filed 2009-01-27
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-08896
CAPSTEAD MORTGAGE CORPORATION
(Exact name of Registrant as specified in its Charter)

Maryland (State or other jurisdiction of	75-2027937 (I.R.S. Employer
incorporation or organization)	Identification No.)

8401 North Central Expressway, Suite 800, Dallas, TX	75225
(Address of principal executive offices)	(Zip Code)
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

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q/A
(Amendment No. 2)
FOR THE QUARTER ENDED JUNE 30, 2008
INDEX

Page
PART I. — FINANCIAL INFORMATION

EXPLANATORY NOTE — RECLASSIFYING RESTATEMENT	3

ITEM 1. Financial Statements (unaudited)

Consolidated Balance Sheets — June 30, 2008 and December 31, 2007	4

Consolidated Statements of Income — Quarter and Six Months Ended June 30, 2008 and 2007	5

Consolidated Statements of Cash Flows —Quarter and Six Months Ended June 30, 2008 and 2007	6

Notes to Consolidated Financial Statements	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3. Qualitative and Quantitative Disclosure of Market Risk	40

ITEM 4. Controls and Procedures	40

PART II. — OTHER INFORMATION

ITEM 6. Exhibits and Reports on Forms 8-K	41

SIGNATURES	42
First Amendment to Sales Agreement
Computation of Ratio of Income from Continuing Operations
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 906
EX-1.1
EX-12
EX-31.1
EX-31.2
EX-32

EXPLANATORY NOTE — RECLASSIFYING RESTATEMENT
On January 12, 2009, Capstead Mortgage Corporation (the “Company”) filed its Amendment No. 1 to Form 10-Q, filed on Form 10-Q/A, to restate the Company’s consolidated statements of income for the quarter and six months ending June 30, 2008 to reflect (a) interest income from overnight investments and collateral deposits on interest rate swap agreements with interest income on mortgage securities and similar investments to arrive at total interest income and (b) interest expense from unsecured borrowings with interest expense from repurchase arrangements and similar borrowings in order to reflect a more all-inclusive measure of net interest margin. The reclassifications contained in this restatement do not change the Company’s previously reported net income, earnings per share or stockholders’ equity for any of the aforementioned periods. In addition, the restatement does not impact the Company’s consolidated balance sheets, statements of stockholders’ equity or cash flows for the indicated periods.
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
In early March 2008 credit market conditions came under pressure, characterized by a significant contraction in market liquidity centering on concerns over pricing for mortgage securities, changes in terms of financing via short-term repurchase agreements and, most critically, the potential for adverse changes in the availability of financing to support leveraged portfolios of mortgage securities. In light of these conditions and concerns, Capstead reduced its portfolio leverage (repurchase agreements and similar borrowings divided by long-term investment capital) to the lower end of the Company’s traditional range of eight to twelve times long-term investment capital. In connection with this effort, during March the Company sold Agency Securities with a cost basis of $768 million for a net realized loss of $1.4 million (gross realized losses of $2.7 million net of gross realized gains of $1.3 million) and temporarily curtailed replacing portfolio runoff. In addition, the Company expanded the number of lending counterparties with whom it routinely does business. Together with new common equity capital raised under its continuous offering program, these actions significantly increased financial flexibility, thereby improving the Company’s ability to withstand periods of contracting market liquidity. In May the Company resumed replacing portfolio runoff and deploying new common equity capital.
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
After having improved considerably from the relatively distressed levels experienced during the fall of 2007, in early March 2008 credit market conditions for investing in Agency Securities again deteriorated, characterized by a significant contraction in market liquidity. In response, Capstead reduced its portfolio leverage (repurchase agreements and similar borrowings divided by long-term investment capital) to the lower end of the Company’s traditional range of eight to twelve times long-term investment capital through the sale of $768 million in Agency Securities, temporarily not replacing portfolio runoff and raising new common equity capital through its continuous offering program. Together with expanding the number of lending counterparties with whom the Company routinely does business, these actions significantly increased financial flexibility, thereby improving the Company’s ability to withstand periods of contracting market liquidity.
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
Financing spreads (the difference between yields on the Company’s interest-earning assets and rates on interest-bearing liabilities) averaged 193 basis points during the second quarter of 2008, up from 163 basis points earned during the first quarter of 2008. This increase of 30 basis points was primarily attributable to lower borrowing rates, which benefited from actions taken by the Federal Reserve Open Market Committee beginning last fall to lower its target for the federal funds rate a total of 325 basis points to 2.00% by April 30, 2008.
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
On July 24, 2008 (the date of the Company’s second quarter earnings release), the Company projected average financing spreads for the third quarter to decline approximately 20 basis points, as a result of lower portfolio yields from acquisitions, ARM coupon resets and seasonally higher mortgage prepayments. At eight times leverage, this equates to a return on capital (before other expenses) of approximately 20%. Although management is not anticipating further reductions in the federal funds target rate this year, the Company’s borrowing rates could move lower in future quarters as portions of its $1.50 billion in higher-rate, longer-dated borrowings mature over the next three to 14 months and further still if overall conditions in the financial markets improve and the interest spread between the one-month London Interbank Offered Rate (one-month LIBOR) and the federal funds target rate tightens back towards historical spread levels of 10 to 15 basis points. The spread between federal funds and one-month LIBOR is important because interest rates on the Company’s 30-day borrowings are generally set between these two benchmark rates.

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

RESULTS OF OPERATIONS
Comparative income statement data (in thousands, except for per share data) and key portfolio statistics (dollars in millions) were as follows:

	Quarter Ended		Six Months
	June 30		Ended June 30
	2008	2007	2008	2007
	(as Restated, see “Explanatory Note”)
Income statement data:
Interest income
Mortgage securities and similar investments	$97,332	$75,795	$203,683	$147,937
Other	782	39	1,586	101

	98,114	75,834	205,269	148,038

Interest expense:
Repurchase arrangements and similar borrowings	(55,019)	(67,107)	(124,325)	(130,696)
Unsecured borrowings	(2,187)	(2,187)	(4,374)	(4,374)

	(57,206)	(69,294)	(128,699)	(135,070)

	40,908	6,540	76,570	12,968

Other revenue (expense):
Loss from portfolio restructuring	—	—	(1,408)	—
Other revenue (expense)	(55)	198	(16)	1,007
Incentive compensation	(2,270)	—	(4,520)	—
Other operating expense	(1,920)	(1,539)	(3,881)	(3,213)

	(4,245)	(1,341)	(9,825)	(2,206)

	36,663	5,199	66,745	10,762
Equity in earnings of unconsolidated affiliates	65	575	130	1,239

Net income	$36,728	$5,774	$66,875	$12,001

Net income available to common stockholders, after payment of preferred share dividends	$31,665	$710	$56,748	$1,873

Net income per common share:
Basic	$0.59	$0.04	$1.14	$0.10
Diluted	0.58	0.04	1.11	0.10

Weighted average common shares outstanding:
Basic	53,453	19,013	49,803	18,973
Diluted	63,557	19,257	59,994	19,155

Key portfolio statistics:
Average yields:
Mortgage securities and similar investments	5.30%	5.57%	5.49%	5.53%
Other interest-earning assets	2.74	5.14	3.22	5.20
Total average yields	5.26	5.57	5.46	5.53
Average borrowing rates:
Repurchase arrangements and similar borrowings	3.25	5.21	3.61	5.20
Unsecured borrowings	8.49	8.49	8.49	8.49
Total borrowing rates	3.33	5.27	3.68	5.26
Financing spreads	1.93	0.30	1.78	0.27
Net yield on interest-earning assets	2.20	0.48	2.05	0.49
Average interest-earning assets and interest-bearing liabilities:
Mortgage securities and similar investments	$7,349	$5,447	$7,427	$5,349
Other interest-earning assets	115	3	99	4
Repurchase arrangements and similar borrowings	6,704	5,096	6,819	4,999
Unsecured borrowings	103	103	103	103

Net margins and average financing spreads on Capstead’s mortgage securities and similar investments and other interest-earning assets for the three and six months ended June 30, 2008 were significantly higher than during the same periods of the prior year reflecting higher financing spreads primarily attributable to lower borrowing rates and larger average holdings of ARM Agency Securities.
As a result of a prolonged Federal Reserve rate tightening effort that increased the federal funds rate 425 basis points over a two year period to 5.25% by June 2006, financing spreads fell to a negative 22 basis points by the third quarter of 2006 before beginning to recover to average 30 basis points during the second quarter of 2007 as coupon interest rates on a portion of the mortgages underlying the Company’s current-reset ARM securities reset to higher prevailing interest rates. Average yields continued increasing throughout 2007 to peak at 5.79% during the fourth quarter of 2007 before beginning to trend lower during 2008 primarily as a result of lower yielding portfolio acquisitions as well as lower resets on current-reset ARM securities as market interest rates declined. Meanwhile borrowing rates began declining rapidly beginning early in the fourth quarter of 2007 in response to the Federal Reserve’s aggressive actions starting in mid-September 2007 to reduce its target for the federal funds rate by a total of 325 basis points by April 30, 2008. This illustrates how the Company is impacted immediately when short-term interest rates rise (and fall) while current-reset ARM security yields change slowly in comparison because coupon interest rates on the underlying mortgage loans may only reset once a year and the amount of each reset can be limited or capped.
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