Form 10-Q/A
period 2008-09-30
CAPSTEAD MORTGAGE CORP
filed 2009-01-27
CIK 766701

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
INDEX

Page
PART I. — FINANCIAL INFORMATION

EXPLANATORY NOTE — RECLASSIFYING RESTATEMENT	3

ITEM 1. Financial Statements (unaudited)

Consolidated Balance Sheets — September 30, 2008 and December 31, 2007	4

Consolidated Statements of Operations — Quarter and Nine Months Ended September 30, 2008 and 2007	5

Consolidated Statements of Cash Flows —Quarter and Nine Months Ended September 30, 2008 and 2007	6

Notes to Consolidated Financial Statements	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3. Qualitative and Quantitative Disclosure of Market Risk	39

ITEM 4. Controls and Procedures	39

PART II. — OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K	40

SIGNATURES	41
Computation of Ratio of Income from Continuing Operations
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 906
EX-12
EX-31.1
EX-31.2
EX-32

EXPLANATORY NOTE — RECLASSIFYING RESTATEMENT
On January 12, 2009, Capstead Mortgage Corporation (the “Company”) filed its Amendment No. 1 to Form 10-Q, filed on Form 10-Q/A, to restate the Company’s consolidated statements of income for the quarter and nine months ending September 30, 2008 to reflect (a) interest income from overnight investments and collateral deposits on interest rate swap agreements with interest income on mortgage securities and similar investments to arrive at total interest income and (b) interest expense from unsecured borrowings with interest expense from repurchase arrangements and similar borrowings in order to reflect a more all-inclusive measure of net interest margin. The reclassifications contained in this restatement do not change the Company’s previously reported net income, earnings per share or stockholders’ equity for any of the aforementioned periods. In addition, the restatement does not impact the Company’s consolidated balance sheets, statements of stockholders’ equity or cash flows for the indicated periods.
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
Over the last 15 months, deteriorating conditions in the overall credit markets have led to heightened concerns related to credit risk associated with the mortgage loans underlying Agency Securities and the continued availability of sufficient financing to maintain then existing leverage levels for the mortgage REIT industry. From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of the recent conservatorship of Fannie Mae and Freddie Mac, helps ensure that fluctuations in value due to credit risk associated with the underlying mortgage loans will be limited. From a market liquidity perspective, Capstead has responded to contracting market liquidity since the fall of 2007 by reducing portfolio leverage (repurchase agreements and similar borrowings divided by long-term investment capital) through (a) raising $439.7 million in new common equity capital, (b) selling a limited amount of mortgage securities in the fall of 2007 and again in March 2008, and (c) when appropriate, curtailing the replacement of portfolio runoff. As a result of these efforts, the Company has lowered its portfolio leverage substantially, which together with maintaining higher than usual cash balances and expanding the number of lending counterparties with whom the Company routinely does business, has provided the Company with financial flexibility to address challenging credit market conditions. In March 2008 the Company sold Agency Securities with a cost basis of $768.2 million recognizing a loss from portfolio restructuring totaling $1.4 million (gross realized losses of $2.7 million, net of gross realized gains of $1.3 million). No investments were sold during the second and third quarters of 2008. Management believes it is appropriate to maintain the

Company’s leverage near the lower end of its targeted range of eight to 12 times long-term investment capital, which consists of Stockholders’ equity and Unsecured borrowings, net of related investments in statutory trusts. However, should market conditions warrant, the Company will take actions similar to those demonstrated over the previous 15 months in order to maintain sufficient financial flexibility to address ongoing market stresses.
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
Over the last 15 months, deteriorating conditions in the overall credit markets have led to heightened concerns related to credit risk associated with the mortgage loans underlying Agency Securities and the continued availability of sufficient financing to maintain then existing leverage levels for the mortgage REIT industry. From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of the recent conservatorship of Fannie Mae and Freddie Mac, helps ensure that fluctuations in value due to credit risk associated with the underlying mortgage loans will be limited. From a market liquidity perspective, Capstead has responded to contracting market liquidity since the fall of 2007 by reducing portfolio leverage (repurchase agreements and similar borrowings divided by long-term investment capital) through (a) raising nearly $440 million in new common equity capital, (b) selling a limited amount of mortgage securities in the fall of 2007 and again in March 2008 (none during the second and third quarters of 2008), and (c) when appropriate, curtailing the replacement of portfolio runoff. As a result of these efforts, the Company has lowered its portfolio leverage substantially, which together with maintaining higher than usual cash balances and expanding the number of lending counterparties with whom the Company routinely does business, has provided the Company with financial flexibility to address challenging credit market conditions. Management believes it is appropriate to maintain the Company’s leverage near the lower end of its targeted range of eight to 12 times long-term investment capital. However, should market conditions warrant, the Company will take actions similar to those demonstrated over the previous 15 months in order to maintain sufficient financial flexibility to address ongoing market stresses.

Financing spreads (the difference between yields on the Company’s interest-earning assets and rates on interest-bearing liabilities) averaged 164 basis points during the third quarter of 2008, down from 193 basis points earned during the second quarter of 2008. This decline of 29 basis points was primarily attributable to lower yields on acquisitions and lower coupon interest rates on mortgage loans underlying ARM securities that reset in recent periods and was exacerbated by the recent deterioration in credit market conditions, which began to increase borrowing rates on the Company’s short-term borrowings late in the third quarter.
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
Over the last 15 months, deteriorating conditions in the overall credit markets have led to heightened concerns related to credit risk associated with the mortgage loans underlying Agency Securities and the continued availability of sufficient financing to maintain then existing leverage levels for the mortgage REIT industry. From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of the recent conservatorship of Fannie Mae and Freddie Mac, helps ensure that fluctuations in value due to credit risk associated with the underlying mortgage loans will be limited. From a market liquidity perspective, Capstead has responded to contracting market liquidity since the fall of 2007 by reducing portfolio leverage through (a) raising nearly $440 million in new common equity capital, (b) selling a limited amount of mortgage securities and (c) when appropriate, curtailing the replacement of portfolio runoff. As a result of these efforts, the Company has lowered its portfolio leverage from 11.50 to one at June 30, 2007 to 8.36 to one at September 30, 2008, which together with maintaining higher than usual cash balances and expanding the number of lending counterparties with whom the Company routinely does business, has provided the Company with financial flexibility to address challenging credit market conditions.
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
Capstead’s utilization of long-term investment capital and its estimated potential liquidity were as follows as of September 30, 2008 in comparison with December 31, 2007 (in thousands):

		Repurchase
		Arrangements
		and Similar	Capital	Potential
	Investments (a)	Borrowings	Employed (a)	Liquidity (a)

Residential mortgage securities	$7,892,891	$7,242,848	$650,043	$240,382
Commercial real estate-related assets	43,221	—	43,221	—

	$7,936,112	$7,242,848	693,264	240,382

Other assets, net of other liabilities			205,141	137,475
Second quarter common dividend			(32,024)	(32,024	)(b)

			$866,381	$345,833

Balances as of December 31, 2007	$7,108,719	$6,500,362	$660,895	$371,196

(a)	Investments are stated at carrying amounts on the Company’s balance sheet, which generally reflects management’s estimate of fair value as of the indicated dates. Potential liquidity is based on management’s estimate of the fair value of unpledged mortgage securities as of the indicated dates adjusted for other sources (uses) of liquidity, cash and cash equivalents, and dividends payable.

(b)	The third quarter common dividend was declared September 11, 2008 and paid October 20, 2008 to stockholders of record as of September 30, 2008.
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

RESULTS OF OPERATIONS
Comparative income statement data (in thousands, except for per share data) and key portfolio statistics (dollars in millions) were as follows:

	Quarter Ended		Nine Months
	September 30		Ended September 30
	2008	2007	2008	2007

	(as Restated, see “Explanatory Note”)
Income statement data:
Interest income
Mortgage securities and similar investments	$99,205	$74,949	$302,888	$222,886
Other	346	212	1,932	313

	99,551	75,161	304,820	223,199

Interest expense:
Repurchase arrangements and similar borrowings	(60,032)	(66,478)	(184,357)	(197,174)
Unsecured borrowings	(2,186)	(2,186)	(6,560)	(6,560)

	(62,218)	(68,664)	(190,917)	(203,734)

	37,333	6,497	113,903	19,465

Other revenue (expense):
Loss from portfolio restructuring	—	(8,276)	(1,408)	(8,276)
Other revenue (expense)	(45)	62	(61)	1,069
Incentive compensation	(300)	—	(4,820)	—
Other operating expense	(2,306)	(1,678)	(6,187)	(4,891)

	(2,651)	(9,892)	(12,476)	(12,098)

	34,682	(3,395)	101,427	7,367
Equity in earnings of unconsolidated affiliates	64	247	194	1,486

Net income (loss)	$34,746	$(3,148)	$101,621	$8,853

Net income available (loss attributable) to common stockholders, after payment of preferred share dividends	$29,684	$(8,212)	$86,432	$(6,339)

Net income (loss) per common share:
Basic	$0.53	$(0.43)	$1.66	$(0.33)
Diluted	0.52	(0.43)	1.64	(0.33)

Weighted average common shares outstanding:
Basic	56,318	19,108	51,991	19,017
Diluted	66,352	19,108	62,137	19,017

Key portfolio statistics:
Average yields:
Mortgage securities and similar investments	5.00%	5.67%	5.32%	5.58%
Other interest-earning assets	2.31	5.23	3.00	5.22
Total average yields	4.98	5.67	5.30	5.58
Average borrowing rates:
Repurchase arrangements and similar borrowings	3.26	5.25	3.49	5.22
Unsecured borrowings	8.49	8.49	8.49	8.49
Total borrowing rates	3.34	5.31	3.56	5.28
Financing spreads	1.64	0.36	1.74	0.30
Net yield on interest-earning assets	1.86	0.49	1.98	0.49
Average interest-earning assets and interest-bearing liabilities:
Mortgage securities and similar investments	$7,928	$5,286	$7,592	$5,327
Other interest-earning assets	60	16	86	8
Repurchase arrangements and similar borrowings	7,196	4,959	6,942	4,985
Unsecured borrowings	103	103	103	103

Net margins and average financing spreads on Capstead’s mortgage securities and similar investments and other interest-earning assets for the three and nine months ended September 30, 2008 were significantly higher than during the same periods of the prior year reflecting higher financing spreads primarily attributable to lower borrowing rates and larger average holdings of ARM Agency Securities.
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

Equity in earnings of unconsolidated affiliates for the three and nine months ended September 30, 2008 reflects Capstead’s interest in three statutory trusts formed to issue $3 million in trust common securities to the Company and $100 million of trust preferred securities to unrelated third parties and consists solely of the trust common securities’ pro rata share in interest on $103 million in junior subordinated notes issued by the Company to the statutory trusts (reflected as unsecured borrowings on the Company’s balance sheet and interest in unsecured borrowings on its statement of income). Results for the same period in 2007 also included the Company’s equity in the earnings of the commercial real estate loan joint venture that was consolidated by the Company beginning in November 2007 after the Company acquired its partner’s interest in the joint venture.
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
Capstead had the following estimated earnings sensitivity profile as of September 30, 2008 and December 31, 2007, respectively (dollars in thousands):

	Federal	10-year U.S.
	Funds	Treasury
	Rate	Rate	Immediate Change In:*

30-day to one-year rates			Down	Down	Flat	Up	Up
			1.00%	1.00%		1.00%	1.00%

10-year U.S. Treasury rate			Down	Flat	Down	Flat	Up
10-year U.S. Treasury rate			1.00%		1.00%		1.00%

Projected 12-month earnings change:
September 30, 2008	2.00%	3.83%	$10,800	$15,700	$(10,100)	$(18,400)	$(13,200)
December 31, 2007	4.25	4.60	10,800	15,600	(9,800)	(17,300)	(12,400)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.
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