Form 10-K
period 2008-12-31
CAPSTEAD MORTGAGE CORP
filed 2009-03-05
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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
At June 30, 2008 the aggregate market value of the voting common stock held by nonaffiliates was $600,108,010.
Number of shares of Common Stock outstanding at March 4, 2009 63,134,659
DOCUMENTS INCORPORATED BY REFERENCE:
(1)	Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2008 are incorporated by reference into Parts I, II and IV.
(2)	Portions of the Registrant’s definitive Proxy Statement, issued in connection with the 2009 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

CAPSTEAD MORTGAGE CORPORATION
2008 FORM 10-K ANNUAL REPORT

PART I
ITEM 1. BUSINESS.
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
For further discussion of the Company’s business and financial condition, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2008 on pages 31 through 54, which is incorporated herein by reference.
Other Investment Strategies
The Company may enter into other short- or long-term investment strategies as the opportunities arise.
Competition
As a residential mortgage REIT that focuses on investing in short-duration Agency Securities, Capstead competes for the acquisition of suitable investments with other mortgage REITs, commercial banks, savings banks, insurance companies, as well as institutional investors such as private equity funds, mutual funds, pension funds and sovereign wealth funds. In addition, the federal government, through the GSEs, the Federal Home Loan Banks and directly by the U.S. Treasury may acquire substantial holdings of Agency Securities. Many of these entities have greater financial resources and access to capital then the Company. Increased competition for the acquisition of Agency Securities can result in higher prices and lower yields for such assets.
Further, the policy goals of the federal government may differ from the economic goals of other investors in Agency Securities. For instance, currently the U.S. Treasury is acquiring Agency Securities in order to support the housing markets by putting downward pressure on yields and ultimately, mortgage interest rates. This could spur higher levels of mortgage prepayments on the Company’s existing portfolio and negatively affect our yields. Additionally, this policy could result in higher prices and lower yields on assets acquired to replace the resulting portfolio runoff.
Regulation and Related Matters
Operating as a REIT that primarily invests in financial assets subjects the Company to various federal regulatory requirements. For further discussion, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2008 on pages 49 through 52, which is incorporated herein by reference.
Employees
As of December 31, 2008, the Company had 14 full-time employees and three part-time employees.

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
Forward-looking Statements
For information on forward-looking statements made in this report, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2008 on page 54, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
Under the captions “Risk Factors” and “Critical Accounting Policies” on pages 46 through 54 and 54 through 56, respectively, of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2008 which is incorporated herein by reference, are discussions of risk factors and critical accounting policies affecting Capstead’s financial condition and results of operations that are an integral part of this discussion and analysis. Readers are strongly urged to consider the potential impact of these factors and accounting policies on the Company while reading this document.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES.
Capstead’s headquarters are located in Dallas, Texas in office space leased by the Company.
ITEM 3. LEGAL PROCEEDINGS.
On January 15, 2009 the Company filed suit in district court in Dallas, Texas against Wachovia Bank N.A. in its capacity as loan servicer relative to the financing of a Four Seasons hotel in the Nevis West Indies that matured October 9, 2008 and a lien holder (Ashford Hospitality Finance L.P.), which is subordinate to Capstead’s $38.4 million in subordinated loans on property. The suit seeks to enforce the Company’s rights under the loan documents, including, among other items, to be named the controlling holder representing the lending group in negotiating with the borrower and/or otherwise reaching a resolution for the financing of this property.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY   SECURITIES.
The information required by this item regarding the market price of, dividends on, and number of holders of the Registrant’s common shares is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2008 on page 28 under the caption “Note 12 — Market and Dividend Information,” and is incorporated herein by reference. See ITEM 12 for information regarding equity compensation plans. Capstead did not sell any unregistered securities during the past three fiscal years.
ITEM 6. SELECTED FINANCIAL DATA.
The information required by this item is included in the Registrant’s Annual Report to Stockholders for the five years ended December 31, 2008 on page 30 under the caption “Selected Financial Data,” and is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2008 on pages 31 through 54 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.
The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2008 on pages 31 through 54 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2008 on pages 6 through 29 and page 58, and is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2008 on pages 56 and 57 and is incorporated herein by reference.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The information required by this item is included in the Registrant’s 2008 definitive Proxy Statement on pages 4 through 6 under the caption “Proposal Number One — Election of Directors,” on pages 6 through 10 under the caption “Board of Directors and Committee Information,” on page 12 under the caption “Stockholder Procedures for Director Candidate Recommendations,” on page 13 under the caption “Executive Officers,” on pages 28 and 29 under the captions “Audit Committee” and “Audit Committee Report” and on page 31 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” all of which are incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is included in the Registrant’s 2009 definitive Proxy Statement on pages 14 through 27 under the caption “Executive Compensation,” which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is included in the Registrant’s 2009 definitive Proxy Statement on page 27 under the caption “Equity Compensation Plans” and pages 29 and 30 under the captions “Security Ownership of Management and Certain Beneficial Owners,” which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is included in the Registrant’s 2009 definitive Proxy Statement on page 32 under the caption “Related Person Transactions,” which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is included in the Registrant’s 2009 definitive Proxy Statement on pages 31 and 32 under the caption “Proposal Two — Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm,” which is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Documents filed as part of this report:
1.	The following consolidated financial statements of the Company, included in the 2008 Annual Report to Stockholders, are incorporated herein by reference:

Page
Consolidated Statements of Income —
Three Years Ended December 31, 2008	*
Consolidated Balance Sheets — December 31, 2008 and 2007	*
Consolidated Statements of Stockholders’ Equity —	*
Three Years Ended December 31, 2008
Consolidated Statements of Cash Flows —
Three Years Ended December 31, 2008	*
Notes to Consolidated Financial Statements — December 31, 2008	*
2.	Financial Statement Schedules — All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

*	Incorporated herein by reference from the Company’s Annual Report to Stockholders for the year ended December 31, 2008, filed herewith as Exhibit 13.

3.	Exhibits:

Exhibit
Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation.(3)
3.2	Amended and Restated Bylaws.(10)
3.3	Articles of Amendment of Articles of Incorporation of the Registrant dated as of May 29, 2008.(13)
10.01	Amended Restated Deferred Compensation Plan.(11)
10.02	1997 Flexible Long-Term Incentive Plan.(1)
10.03	Amended and Restated 2004 Flexible Long-Term Incentive Plan.(4)
10.04	Forms of nonqualified stock option and restricted stock agreements for non-employee directors.(5)
10.05	Forms of nonqualified stock option and stock award agreements for employees with service conditions.(8)
10.06	Form of stock award agreements for employees with performance conditions.*
10.07	Nonqualified stock option and stock award agreements for non-employee directors and named executives.(5)
10.08	Purchase Agreement dated September 23, 2005, by and among the Registrant, the Trust, Merrill Lynch International and Bear, Stearns & Co., Inc. pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(6)
10.09	Junior Subordinated Indenture dated September 26, 2005, between the Registrant and Wells Fargo Bank pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(6)
10.10	Amended and Restated Trust Agreement dated September 26, 2005, by and among the Registrant, Wells Fargo Bank, National Association, Wells Fargo Delaware Trust Company, the Administrators and the several Holders, as defined therein, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(8)
10.11	Placement Agreement dated December 6, 2005, by and among the Registrant, the Trust, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(7)
10.12	Indenture dated December 15, 2005, between the Registrant and Wilmington Trust Company regarding junior subordinated debentures due 2035, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(8)
10.13	Amended and Restated Declaration of Trust dated December 15, 2005, by and among the Registrant, Wilmington Trust Company and the Administrators defined therein, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(8)
10.14	Placement Agreement dated September 8, 2006, by and among the Registrant, the Capstead Mortgage Trust III, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(12)
10.15	Indenture dated September 11, 2006, between the Registrant and Wilmington Trust Company regarding junior subordinated debentures due 2036, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(12)

Exhibit
Number	DESCRIPTION

10.16	Amended and Restated Declaration of Trust dated September 11, 2006, by and among the Registrant, Wilmington Trust Company and the Administrators defined therein, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(12)
12	Computation of ratio of income from continuing operations to combined fixed charges and preferred stock dividends.*
13	Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2008.*
21	List of subsidiaries of the Registrant.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-142861) dated May 9, 2007.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 20, 2005.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 12, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 4, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2006.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 23, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 8, 2006.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 3, 2008.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: March 4, 2009	By:	/s/ ANDREW F. JACOBS

Andrew F. Jacobs
President and Chief Executive Officer

Date: March 4, 2009	By:	/s/ PHILLIP A. REINSCH

Phillip A. Reinsch
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting
Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL M. LOW (Paul M. Low)	Chairman and Director	March 4, 2009

/s/ ANDREW F. JACOBS (Andrew F. Jacobs)	President, Chief Executive Officer and Director	March 4, 2009

/s/ JACK BIEGLER (Jack Biegler)	Director	March 2, 2009

/s/ GARY KEISER (Gary Keiser)	Director	March 2, 2009

/s/ CHRISTOPHER W. MAHOWALD (Christopher W. Mahowald)	Director	March 3, 2009

/s/ MICHAEL G. O’NEIL (Michael G. O’Neil)	Director	March 2, 2009

/s/ MARK S. WHITING (Mark S. Whiting)	Director	March 3, 2009

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation.(3)
3.2	Amended and Restated Bylaws.(10)
3.3	Articles of Amendment of Articles of Incorporation of the Registrant dated as of May 29, 2008.(13)
10.01	Amended Restated Deferred Compensation Plan.(11)
10.02	1997 Flexible Long-Term Incentive Plan.(1)
10.03	Amended and Restated 2004 Flexible Long-Term Incentive Plan.(4)
10.04	Forms of nonqualified stock option and restricted stock agreements for non-employee directors.(5)
10.05	Forms of nonqualified stock option and stock award agreements for employees with service conditions.(8)
10.06	Form of stock award agreements for employees with performance conditions.*
10.07	Nonqualified stock option and stock award agreements for non-employee directors and named executives.(5)
10.08	Purchase Agreement dated September 23, 2005, by and among the Registrant, the Trust, Merrill Lynch International and Bear, Stearns & Co., Inc. pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(6)
10.09	Junior Subordinated Indenture dated September 26, 2005, between the Registrant and Wells Fargo Bank pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(6)
10.10	Amended and Restated Trust Agreement dated September 26, 2005, by and among the Registrant, Wells Fargo Bank, National Association, Wells Fargo Delaware Trust Company, the Administrators and the several Holders, as defined therein, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(8)
10.11	Placement Agreement dated December 6, 2005, by and among the Registrant, the Trust, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(7)
10.12	Indenture dated December 15, 2005, between the Registrant and Wilmington Trust Company regarding junior subordinated debentures due 2035, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(8)
10.13	Amended and Restated Declaration of Trust dated December 15, 2005, by and among the Registrant, Wilmington Trust Company and the Administrators defined therein, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(8)
10.14	Placement Agreement dated September 8, 2006, by and among the Registrant, the Capstead Mortgage Trust III, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(12)
10.15	Indenture dated September 11, 2006, between the Registrant and Wilmington Trust Company regarding junior subordinated debentures due 2036, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(12)

EXHIBIT
NUMBER	DESCRIPTION

10.16	Amended and Restated Declaration of Trust dated September 11, 2006, by and among the Registrant, Wilmington Trust Company and the Administrators defined therein, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(12)
12	Computation of ratio of income from continuing operations to combined fixed charges and preferred stock dividends.*
13	Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2008.*
21	List of subsidiaries of the Registrant.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the Registrant’s Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-142861) dated May 9, 2007.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 20, 2005.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 12, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 4, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2006.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 23, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 8, 2006.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 3, 2008.

*	Filed herewith.