Form 10-Q
period 2009-03-31
CAPSTEAD MORTGAGE CORP
filed 2009-05-11
CIK 766701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-08896
CAPSTEAD MORTGAGE CORPORATION
(Exact name of Registrant as specified in its Charter)

Maryland	75-2027937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8401 North Central Expressway, Suite 800, Dallas, TX	75225
(Address of principal executive offices)	(Zip Code)
(214) 874-2323
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	63,493,132 as of May 8, 2009

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009
INDEX

Page

PART I. — FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Consolidated Balance Sheets — March 31, 2009 and December 31, 2008	3

Consolidated Statements of Income — Quarter Ended March 31, 2009 and 2008	4

Consolidated Statements of Cash Flows — Quarter Ended March 31, 2009 and 2008	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3. Qualitative and Quantitative Disclosure of Market Risk	36

ITEM 4. Controls and Procedures	36

PART II. — OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders	37

ITEM 6. Exhibits and Reports on Form 8-K	38

SIGNATURES	39
Computation of Ratio of Income from Continuing Operations
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 906
EX-12
EX-31.1
EX-31.2
EX-32

ITEM 1. FINANCIAL STATEMENTS
PART I. — FINANCIAL INFORMATION
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)

Assets:
Mortgage securities and similar investments ($7.3 billion pledged under repurchase arrangements)	$7,640,072	$7,499,530
Cash collateral receivable from interest rate swap counterparties	48,182	53,676
Cash and cash equivalents	116,852	96,839
Receivables and other assets	85,928	76,200
Investments in unconsolidated affiliates	3,117	3,117

	$7,894,151	$7,729,362

Liabilities:
Repurchase arrangements and similar borrowings	$6,849,684	$6,751,500
Unsecured borrowings	103,095	103,095
Interest rate swap agreements at fair value	38,344	46,679
Common stock dividend payable	35,501	22,728
Accounts payable and accrued expenses	28,640	44,910

	7,055,264	6,968,912

Stockholders’ equity:
Preferred stock — $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 195 and 197 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively ($3,191 aggregate liquidation preference)	2,720	2,755
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at March 31, 2009 and December 31, 2008 ($180,025 aggregate liquidation preference)	176,705	176,705
Common stock — $0.01 par value; 250,000 shares authorized:
63,395 and 63,135 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	634	631
Paid-in capital	979,016	975,893
Accumulated deficit	(356,641)	(358,155)
Accumulated other comprehensive income (loss)	36,453	(37,379)

	838,887	760,450

	$7,894,151	$7,729,362

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended March 31
	2009	2008

Interest income:
Mortgage securities and similar investments	$87,884	$106,351
Other	217	804

	88,101	107,155

Interest expense:
Repurchase arrangements and similar borrowings	(39,957)	(69,306)
Unsecured borrowings	(2,187)	(2,187)

	(42,144)	(71,493)

	45,957	35,662

Other revenue (expense):
Loss from portfolio restructurings	—	(1,408)
Miscellaneous other revenue (expense)	(105)	39
Incentive compensation expense	(1,134)	(2,250)
General and administrative expense	(2,707)	(1,961)

	(3,946)	(5,580)

Income before equity in earnings of unconsolidated affiliates	42,011	30,082

Equity in earnings of unconsolidated affiliates	65	65

Net income	$42,076	$30,147

Net income available to common stockholders:
Net income	$42,076	$30,147
Less cash dividends paid on preferred shares	(5,061)	(5,064)

	$37,015	$25,083

Net income per common share:
Basic	$0.59	$0.54
Diluted	$0.58	$0.53

Cash dividends declared per share:
Common	$0.560	$0.520
Series A Preferred	0.400	0.400
Series B Preferred	0.315	0.315
See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Quarter Ended March 31
	2009	2008

Operating activities:
Net income	$42,076	$30,147
Noncash items:
Amortization of investment premiums	5,523	7,127
Depreciation and other amortization	70	53
Equity-based compensation costs	328	320
Amounts related to interest rate swap agreements	(67)	186
Loss from portfolio restructurings	—	1,408
Net change in receivables, other assets, accounts payable and accrued expenses	(25,542)	3,352

Net cash provided by operating activities	22,388	42,593

Investing activities:
Purchases of mortgage securities and similar investments	(367,080)	(1,461,893)
Proceeds from sales of mortgage securities and similar investments	—	766,800
Principal collections on mortgage securities and similar investments	286,047	384,104

Net cash used in investing activities	(81,033)	(310,989)

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	16,263,193	17,531,660
Principal payments on repurchase arrangements and similar borrowings	(16,165,006)	(17,235,730)
Payment on early termination of interest rate swap agreement	—	(2,275)
Proceeds (remittances) related to cash collateral receivable from interest rate swap counterparties	5,494	(46,895)
Capital stock transactions	2,767	131,189
Dividends paid	(27,790)	(14,851)

Net cash provided by financing activities	78,658	363,098

Net change in cash and cash equivalents	20,013	94,702
Cash and cash equivalents at beginning of period	96,839	6,653

Cash and cash equivalents at end of period	$116,852	$101,355

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)
NOTE 1 — BUSINESS
Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac (together the “GSEs”), or by an agency of the federal government, Ginnie Mae. Agency-guaranteed mortgage securities (“Agency Securities”), carry an implied AAA rating with limited, if any, credit risk.
NOTE 2 — BASIS OF PRESENTATION
Interim Financial Reporting and Reclassifications
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2009. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Certain prior year amounts have been reclassified to conform to the current year presentation.
Accounting for Seller-financed Acquisitions of Mortgage Securities
On January 1, 2009, Capstead adopted the Financial Accounting Standards Board’s Staff Position FAS140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP140-3”). Under FSP140-3, certain seller-financed acquisitions of mortgage investments entered into after December 31, 2008 will not qualify as acquisitions if the related borrowings under repurchase arrangements are considered sufficiently linked to the acquisition transaction. Any such seller-financed acquisitions that are deemed to be sufficiently linked will generally be reported net of related financings at fair value with related changes in fair value reported in earnings until such time as the assets are no longer financed with the sellers. No such linked acquisitions have occurred during the quarter ended March 31, 2009; therefore, implementing FSP140-3 has not had any effect on Capstead’s results of operations, taxable income or financial condition.
NOTE 3 — EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income, after deducting preferred share dividends, by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income, after deducting dividends on convertible preferred shares when such shares are antidilutive, by the weighted average number of common shares and common share equivalents outstanding, giving effect to equity awards and convertible preferred shares, when such awards and shares are dilutive. For calculation purposes the Series A and B preferred shares are considered dilutive whenever basic earnings per common share exceeds each Series’ dividend divided by the conversion rate applicable for that period. Components of the computation of basic and diluted earnings per common share were as follows (dollars in thousands, except per share amounts):

	Quarter Ended March 31
	2009	2008

Numerators for basic earnings per common share:
Net income	$42,076	$30,147
Less Series A and B preferred share dividends	(5,061)	(5,064)

Income available to common stockholders	$37,015	$25,083

Weighted average common shares outstanding	62,752	46,154

Basic earnings per common share	$0.59	$0.54

Numerator for diluted earnings per common share:
Income available to common stockholders	$42,076	$30,147

Denominator for diluted earnings per common share:
Weighted average common shares outstanding	62,752	46,154
Net effect of dilutive equity awards (a)	192	441
Net effect of dilutive convertible preferred shares	9,929	9,818

	72,873	56,413

Diluted earnings per common share	$0.58	$0.53

(a)	Excludes 40,000 potentially dilutive option award shares that were antidilutive for the quarter ended March 31, 2009.
NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS
Mortgage securities and similar investments and related weighted average coupon rates and yields classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Principal	Investment		Carrying	Net	Average
	Balance	Premiums	Basis	Amount (a)	WAC (b)	Yield (b)

March 31, 2009
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$9,358	$29	$9,387	$9,406	6.65%	6.43%
ARMs	7,020,705	90,752	7,111,457	7,183,323	5.02	4.70
Ginnie Mae ARMs	379,434	2,004	381,438	385,290	4.70	4.58

	7,409,497	92,785	7,502,282	7,578,019	5.01	4.70

Residential mortgage loans:
Fixed-rate	5,175	7	5,182	5,182	7.21	8.10
ARMs	8,734	78	8,812	8,812	5.11	5.38

	13,909	85	13,994	13,994	5.89	6.43
Commercial real estate loans	43,874	—	43,874	43,874	—	—
Collateral for structured financings	4,117	68	4,185	4,185	8.10	7.74

	$7,471,397	$92,938	$7,564,335	$7,640,072	4.98	4.68

	Principal	Investment Premiums		Carrying	Net	Average
	Balance	(Discounts)	Basis	Amount (a)	WAC (b)	Yield (b)

December 31, 2008
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$9,991	$31	$10,022	$10,041	6.64%	6.56%
ARMs	6,928,385	90,942	7,019,327	7,029,002	5.29	4.90
Ginnie Mae ARMs	394,909	2,056	396,965	397,443	4.94	4.81

	7,333,285	93,029	7,426,314	7,436,486	5.27	4.90

Residential mortgage loans:
Fixed-rate	5,880	(8)	5,872	5,872	7.16	7.09
ARMs	9,053	79	9,132	9,132	5.58	5.90

	14,933	71	15,004	15,004	6.20	6.36
Commercial real estate loans	43,444	—	43,444	43,444	7.03	8.48
Collateral for structured financings	4,523	73	4,596	4,596	8.09	7.79

	$7,396,185	$93,173	$7,489,358	$7,499,530	5.29	4.92

(a)	Includes unrealized gains and losses for securities classified as available-for-sale, if applicable (see NOTE 9).

(b)	Net WAC, or weighted average coupon, is presented net of servicing and other fees as of the indicated balance sheet date and is calculated excluding nonperforming investments. Average yield is presented for the quarter then ended, calculated including the amortization of investment premiums (discounts) and excluding unrealized gains and losses.
Agency Securities carry an implied AAA rating and therefore limited credit risk. Residential mortgage loans held by the Company were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company. Commercial real estate loans are subordinate loans that carry credit risk associated with specific commercial real estate collateral. Collateral for structured financings consists of private residential mortgage pass-through securities obtained through the above-mentioned mortgage conduit that are pledged to secure securitizations. The related credit risk is borne by bondholders of the securitizations. The maturity of mortgage securities is directly affected by the rate of principal prepayments on the underlying mortgage loans.
Fixed-rate investments are either residential mortgage loans or Agency Securities backed by mortgage loans with fixed rates of interest. Adjustable-rate investments generally are ARM Agency Securities backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities either (i) adjust annually based on specified margins over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London interbank offered rate (“LIBOR”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indexes such as one-month LIBOR or the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the loans. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. The average months-to-roll for the $4.81 billion (basis) in current-reset ARM securities held by the Company as of March 31, 2009 was 4.6 months compared to 32.6 months for the Company’s $2.69 billion (basis) in longer-to-reset ARM securities.
As of March 31, 2009, commercial real estate loans consist of (a) $5.4 million in subordinated loans expected to be repaid through townhome and land sales and (b) $38.4 million in subordinated loans collateralized by a Four Seasons hotel in the Nevis West Indies that matured October 9, 2008 and was subsequently damaged by Hurricane Omar. This property has wind and business interruption insurance coverage, which together with related reserves, should be sufficient to repair the hotel for reopening late in 2009. In January 2009 the Company filed suit against the loan servicer and a lien holder subordinate to Capstead to enforce the Company’s rights under the loan documents. These rights include, among other items, the right to be named the controlling holder representing the lending group in reaching a resolution for the financing of this property. Included in Receivables and other assets is $808,000 in accrued interest associated with these investments and $855,000 of interest was recognized during the fourth quarter of 2008 after it was determined that impairment conditions existed. In light of deteriorating commercial real estate market conditions and the past due status of these loans, no interest was recognized during the quarter ended March 31, 2009. Management has concluded that the Company is likely to recover its investments in these loans and no impairment charges were deemed appropriate at March 31, 2009.
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
NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR
BORROWINGS, INCLUDING RELATED HEDGING ACTIVITY
Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements with commercial banks and other financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each borrowing is initiated or renewed. Related borrowing rates are generally based on prevailing rates corresponding to the terms of the borrowings. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. The maturity of outstanding structured financings is directly affected by the rate of principal prepayments on the related mortgage pass-through securities pledged as collateral. In addition, structured financings are currently subject to redemption by the residual bondholders. Repurchase arrangements and similar borrowings, classified by type of collateral and maturities, and related weighted average interest rates were as follows (dollars in thousands):

	March 31, 2009		December 31, 2008
	Borrowings	Average	Borrowings	Average
Collateral Type	Outstanding	Rate *	Outstanding	Rate *

Borrowings with maturities of 30 days or less:
Agency Securities	$6,003,234	0.86%	$5,179,137	2.74%

Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	285,285	2.01	835,628	2.87
Agency Securities (91 to 360 days)	556,980	5.17	732,139	5.13

	842,265	4.10	1,567,767	3.93
Similar borrowings:
Collateral for structured financings	4,185	8.10	4,596	8.09

	$6,849,684	1.26	$6,751,500	3.02

*	Average rate is presented as of the indicated balance sheet date and does not include the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30- to 90-day borrowings (see below). After giving effect to these cash flow hedges, the average rate was 2.02% and 3.55% as of March 31, 2009 and December 31, 2008, respectively.

Prior to the fourth quarter of 2007, Capstead routinely made use of longer-dated repurchase arrangements to effectively lock in financing spreads on a portion of its investments in longer-to-reset ARM Agency Securities for a significant portion of the fixed-rate terms of these investments. As of March 31, 2009, remaining longer-term committed borrowings consisted of a series of repurchase arrangements totaling $732 million at an average interest rate of 5.13% maturing within the next five months. Late in 2007 the Company began using two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements for this purpose in lieu of longer-dated repurchase arrangements. As of March 31, 2009, the Company’s swap positions consisted of 18 swap agreements with three large commercial banks with notional amounts totaling $2.3 billion at an average fixed rate of 3.08% and average remaining terms of 12 months, including agreements with notional amounts totaling $900 million that terminate in November and December 2009. All swap agreements have been designated as cash flow hedges of the variability of the underlying benchmark interest rate of certain current and forecasted 30- to 90-day repurchase arrangements. This hedge relationship in effect establishes a relatively stable fixed rate on the designated borrowings with the variable-rate payments to be received on the swap agreements providing an offset to interest accruing on the designated borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and the spread between variable rates on the swap agreements and related actual borrowing rates. Disclosures related to these Derivatives were as follows as of and for the indicated periods (in thousands):

	Balance Sheet	March 31,	December 31,
	Location	2009	2008

Balance sheet-related
Derivatives designated as cash flow hedging instruments:
Interest rate swap agreements at fair value — assets	(a)	$—	$—
Interest rate swap agreements at fair value — (liabilities) (c)	(a)	(38,344)	(46,679)
Related net interest payable	(b)	(16,192)	(12,909)

		$(54,536)	$(59,588)

	Location of
	Gain or (Loss)
	Recognized in	Quarter Ended March 31
	Net Income	2009	2008

Income statement-related
Components of effect on interest expense:	(a)
Amount of gain (loss) reclassified from AOCI:
Effective portion of active positions		$(12,025)	$(228)
Effective portion of terminated positions (d)		(256)	(61)

		(12,281)	(289)
Amount of gain (loss) recognized (ineffective portion)		235	663

(Increase) decrease in interest expense		(12,046)	374
Holding gains on interest rate swap agreements realized prior to designation as cash flow hedges	(e)	—	81

(Decrease) increase in Net income as a result of the use of interest rate swap agreements		$(12,046)	$455

Other comprehensive income-related:
Amount of gain (loss) recognized in other comprehensive income (loss) (effective portion)		$(4,014)	$(30,046)

(a)	Included under this caption on the face of the balance sheet or statement of income.

(b)	Included in Accounts payable and accrued expenses on the face of the balance sheet.

(c)	The estimated amount of unrealized losses that will be recognized in the statement of income over the next twelve months in the form of fixed and variable rate swap payments in excess of current market rates totaled $38.9 million as of March 31, 2009 based on market conditions in effect on that date.

(d)	In March 2008 a swap agreement with a $100 million notional amount was terminated for a realized loss of $2.3 million which is being amortized to earnings over the original two-year term of the derivative (through January 2010).

(e)	Included in Miscellaneous other revenue (expense) on the face of the statement of income.

The Company’s interest rate swap agreements are measured at fair value on a recurring basis primarily using Level Two Inputs in accordance with the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS157”). In determining fair value estimates for these agreements, the Company utilizes the standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts based on expected future interest rates derived from observable market interest rate curves. The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk as applicable in determining the fair value of its interest rate swap agreements. In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation of these agreements.
NOTE 7 — UNSECURED BORROWINGS
Unsecured borrowings consist of 30-year junior subordinated notes issued in 2006 and 2005 to three special-purpose, statutory trusts. These unconsolidated affiliates of the Company were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.7 million in remaining issue costs associated with these transactions. Note balances and related weighted average interest rates as of March 31, 2009 and December 31, 2008 (calculated including issue cost amortization) were as follows (dollars in thousands):

	Borrowings	Average
	Outstanding	Rate

Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.46
Capstead Mortgage Trust III	25,774	8.78

	$103,095	8.49

The junior subordinated notes pay interest to the trusts quarterly calculated at fixed rates of 8.19% to 8.685% for ten years from issuance and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead Mortgage Trust I notes and trust securities mature in October 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after October 30, 2010. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. The Capstead Mortgage Trust III notes and trust securities mature in September 2036 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016. The weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.49% during the quarter ended March 31, 2009.
NOTE 8 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is net income plus other comprehensive income (loss). Other comprehensive income (loss) currently consists of the change in unrealized gain on mortgage securities classified as available-for-sale and amounts related to derivative financial instruments held as cash flow hedges. As of March 31, 2009, the Accumulated other comprehensive income (loss) component of Stockholders’ equity consisted of $75.7 million in net unrealized gains on mortgage securities held available-for-sale, $38.3 million in net unrealized losses on Derivatives held as cash flow hedges and the amortized balances of a $1.0 million realized loss and $48,000 in realized gains related to terminated cash flow hedges.

The following provides information regarding the components of comprehensive income (loss) (in thousands):

	Quarter Ended March 31
	2009	2008

Net income	$42,076	$30,147

Other comprehensive income (loss):
Amounts related to available-for-sale securities:
Reclassification adjustments for amounts included in net income	—	1,408
Change in net unrealized gains	65,565	(10,465)
Amounts related to cash flow hedges:
Change in net unrealized losses	(4,014)	(27,771)
Early termination of interest rate swap agreement	—	(2,275)
Reclassification adjustment for amounts included in net income	12,281	289

Other comprehensive income (loss)	73,832	(38,814)

Comprehensive income (loss)	$115,908	$(8,667)

NOTE 9 — DISCLOSURES REGARDING FAIR VALUES OF MORTGAGE SECURITIES
The following tables and related discussion provide fair value disclosures as of the indicated balance sheet dates for Capstead’s holdings of mortgage securities, nearly all of which are classified as held available-for-sale, and are measured at fair value on a recurring basis using Level Two Inputs in accordance with the provisions of SFAS157. In determining fair value estimates for mortgage securities the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions. These fair value estimates are influenced by changes in, and market expectations for changes in, interest rates and market liquidity conditions, as well as other factors beyond the control of management. Fair value disclosures for mortgage securities were as follows (in thousands):

		Gross Unrealized
	Basis	Gains	Losses	Fair Value

As of March 31, 2009
Agency Securities classified as available-for-sale	$7,493,117	$94,065	$18,328	$7,568,854
Mortgage securities classified as held-to-maturity	13,350	422	—	13,772

As of December 31, 2008
Agency Securities classified as available-for-sale	$7,416,520	$49,904	$39,732	$7,426,692
Mortgage securities classified as held-to-maturity	14,390	332	—	14,722
Additional required disclosures for mortgage securities in an unrealized loss position were as follows (in thousands):

	March 31, 2009		December 31, 2008
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities in an unrealized loss position:
One year or greater	$478,496	$5,645	$157,675	$2,454
Less than one year	1,264,460	12,683	2,762,619	37,278

	$1,742,956	$18,328	$2,920,294	$39,732

Managing a leveraged portfolio of primarily ARM Agency Securities remains the core focus of Capstead’s investment strategy and management expects these securities will be held until payoff absent a major shift in the Company’s investment focus. Declines in fair value caused by increases in interest rates are typically modest for investments in relatively short-duration ARM Agency Securities compared to investments in longer-duration, fixed-rate assets. These declines are generally recoverable in a relatively short period of time as the coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising interest rates. Consequently, any such declines in value generally would not constitute other-than-temporary impairments in value necessitating impairment charges.
Since August 2007, deteriorating conditions in the credit markets have led to concerns about the ability of the GSEs to fulfill their guarantee obligations and the availability of sufficient financing to maintain then existing leverage levels for the mortgage REIT industry. From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of the September 2008 conservatorship of the GSEs and other government support for these entities, helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. From a market liquidity perspective, in 2008 and 2007 Capstead reduced its portfolio leverage by raising a significant amount of new common equity capital, selling a limited amount of mortgage securities, and when appropriate, curtailing the replacement of portfolio runoff. Together with maintaining higher than usual cash balances and expanding the number of lending counterparties with whom the Company routinely does business, these actions have increased the Company’s financial flexibility to address challenging credit market conditions.
During the quarter ended March 31, 2008 the Company sold Agency Securities classified as available-for-sale with a cost basis of $768 million recognizing a loss from portfolio restructurings totaling $1.4 million (gross realized losses of $2.7 million, and gross realized gains of $1.3 million). No asset sales occurred during the quarter ended March 31, 2009.
NOTE 10 — COMPENSATION PROGRAMS
The compensation committee of Capstead’s board of directors administers all compensation programs for officers and employees including base salaries, annual incentive compensation, long-term equity-based awards, as well as other benefit programs.
To augment base salaries of certain executive officers, in 2008 the committee implemented a cash compensation program that provides for payments equal to the per share dividend declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalents”). Dividend Equivalents are not attached to any stock or option awards and only have the right to receive the same cash distributions as the Company’s common stockholders are entitled to receive during the term of the Dividend Equivalents, subject to certain conditions, including continuous service. In implementing this program, initial Dividend Equivalents for 225,000 phantom common shares with terms ending on July 1, 2012 were made to certain executive officers. During the quarter ended March 31, 2009, the Company recognized in General and administrative expense $126,000 related to this program.
In order to provide officers and employees with an appropriate performance-based annual incentive compensation opportunity, each year the committee approves an incentive formula to create an incentive pool equal to a percentage participation in the Company’s earnings in excess of a pre-established performance threshold. The committee has complete discretion with respect to the amount to be distributed from the pool, including its allocation between executive officers and other employees. The committee used its discretion to limit the total amount of annual incentive compensation awarded for the year ended December 31, 2008 to $6 million. For 2009 the committee modified the formula for determining the incentive pool and established a guideline for determining the maximum amount available to be paid in any single year equal to 50 basis points multiplied by average long-term investment capital, as defined. For purposes of the 2009 calculation, the incentive pool will equal a 10% participation in “annual earnings” (defined as Net income excluding Incentive compensation expense, any gain or loss from portfolio restructurings and interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts reflected in the balance sheet as Investments in unconsolidated affiliates) in excess of a benchmark amount based on “average long-term investment capital” (defined as Unsecured borrowings, net of related investments in statutory trusts and average Stockholders’ equity, excluding Accumulated other comprehensive income (loss), incentive compensation accruals, any gain or loss from portfolio restructurings and interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts) multiplied by the greater of 8.00% or the average 10-year U.S. Treasury rate plus 200 basis points.
The Company sponsors long-term equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”). As of March 31, 2009, the Plans had 1,583,299 common shares remaining available for future issuance.
Service-based stock awards issued to directors and employees that vest in annual installments in 2009 and future years, subject to certain restrictions (principally continuous service), were as follows as of March 31, 2009:

		Total
Year of	Grant Date	Original	Remaining Shares Vesting In:
Grant	Fair Value	Grants	2009*	2010	2011	2012	2013	2014

2005	$7.86	172,600	35,100	—	—	—	—	—
2006	8.06	218,957	53,126	48,124	48,124	—	—	—
2007	12.93	156,000	24,672	24,672	24,665	24,665	24,663	24,663
2008	12.87	6,000	6,000	—	—	—	—	—

*	Includes 72,798 shares that vested during the quarter ended March 31, 2009.
Performance-based stock awards totaling 140,658 common shares were issued in December 2008 to employees (grant date fair value $10.18). The first 50% of these awards vest provided certain performance criteria pertaining to a three-year measurement period ending December 31, 2011 are met. The remaining 50% vests provided performance criteria pertaining to a three-year measurement period ending December 31, 2012 are met. If the performance criteria are not met at the end of a three-year measurement period, vesting will be deferred and a new three-year measurement period will be established to include the subsequent year, up to and including the year 2015. Any remaining unvested awards will expire if the performance criteria for the final three-year measurement period ending December 31, 2015 are not met. The performance criteria establishes an annualized threshold return on the Company’s long-term investment capital, subject to certain adjustments, of the greater of 8.0% or the average 10-year U.S. Treasury rate plus 200 basis points that must be exceeded for the awards to vest.
Stock award activity during the quarter ended March 31, 2009 is summarized below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Stock awards outstanding at December 31, 2008	479,132	$10.30
Vested	(72,798)	9.84

Stock awards outstanding at March 31, 2009	406,334	10.38

Option awards currently outstanding have contractual terms and vesting requirements at the grant date of up to ten years and generally have been issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. The Company estimates option exercises, expected holding periods and forfeitures based on past experience and current expectations for option performance and employee or director attrition. Risk-free rates are based on market rates for the expected life of the option. Expected dividends are based on historical experience and expectations for future performance. Expected volatility factors are based on historical experience.
Stock options issued to directors and employees that vest in annual installments in 2009 and future years, subject to certain restrictions (principally continuous service), were as follows as of March 31, 2009:

Year of	Grant Date	Strike	Total	Remaining Shares Vesting In:
Grant	Fair Value *	Price	Original Grants	2009	2010	2011
2005	$0.61	$7.85	430,000	71,875	—	—
2006	0.78	7.43	258,000	48,500	48,500	—
2007	0.89	10.46	220,500	47,000	47,000	47,000
2008	2.08	12.87	30,000	30,000	—	—

*	Based on volatility factors of 27%, 31%, 27% and 50% for years 2005, 2006, 2007 and 2008, respectively; dividend yields of 10% for years 2005 through 2007 and 12% for 2008; risk-free rates of 3.76%, 4.91%, 4.60% and 2.91% for years 2005, 2006, 2007 and 2008, respectively; and four year expected terms.
Option award activity during the quarter ended March 31, 2009 is summarized below:

	Number of	Weighted Average
	Shares	Exercise Price

Option awards outstanding at December 31, 2008	555,750	$9.12
Exercises	(50,000)	7.51

Option awards outstanding at March 31, 2009	505,750	9.28

Exercisable option awards outstanding as of March 31, 2009 totaled 165,875 and had a weighted average remaining contractual term of seven years, an average exercise price of $9.37 and aggregate intrinsic value of $264,000. The total intrinsic value of option awards exercised during the quarter ended March 31, 2009 was $183,000. Unrecognized compensation costs for all unvested equity awards totaled $3.8 million as of March 31, 2009, to be expensed over a weighted average period of 2.3 years.
The Company sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and discretionary contributions of up to another 3% of compensation regardless of participation in the plans. All Company contributions are subject to certain vesting requirements. During the quarter ended March 31, 2009, the Company recognized in General and administrative expense related contribution expense of $111,000 related to these plans.

NOTE 11 — NET INTEREST INCOME ANALYSIS
The following summarizes interest income, interest expense and weighted average interest rates as well as related changes in interest income and interest expense due to changes in interest rates versus changes in volume (dollars in thousands):

	Quarter Ended March 31
	2009		2008
		Average		Average
	Amount	Rate	Amount	Rate

Interest income:
Mortgage securities and similar investments	$87,884	4.68%	$106,351	5.68%
Other	217	0.70	804	3.88

	88,101	4.61	107,155	5.66

Interest expense:
Repurchase arrangements and similar borrowings	(39,957)	2.35	(69,306)	3.96
Unsecured borrowings	(2,187)	8.49	(2,187)	8.49

	(42,144)	2.45	(71,493)	4.03

	$45,957	2.16	$35,662	1.63

	Rate*	Volume*	Total*

Interest income:
Mortgage securities and similar investments	$(18,792)	$325	$(18,467)
Other	(871)	284	(587)

	(19,663)	609	(19,054)

Interest expense:
Repurchase arrangements and similar borrowings	(27,351)	(1,998)	(29,349)
Unsecured borrowings	—	—	—

	(27,351)	(1,998)	(29,349)

	$7,688	$2,607	$10,295

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
Overview
Capstead Mortgage Corporation (together with its subsidiaries, “Capstead” or the “Company”) operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored entities, either Fannie Mae or Freddie Mac (the “GSEs”), or by an agency of the federal government, Ginnie Mae. Agency-guaranteed mortgage securities (“Agency Securities”), carry an implied AAA rating with limited, if any, credit risk. Management believes this strategy can produce attractive risk-adjusted returns over the long term while substantially eliminating credit risk and reducing, but not eliminating, sensitivity to changes in interest rates.
Capstead typically finances its investments with its long-term investment capital, which consists of common stockholders’ equity together with $179 million of perpetual preferred stockholders’ equity (recorded amount) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts) supported by its borrowings under repurchase arrangements with commercial banks and other financial institutions. During the first quarter of 2009, the Company’s long-term investment capital increased by $78 million to $939 million, primarily because of increases in the fair value of the Company’s holdings of Agency Securities as a result of efforts by the federal government to lower mortgage interest rates and improve overall liquidity in the residential mortgage market. This contributed to an increase in the Company’s financial flexibility as evidenced by a decline in portfolio leverage (borrowings under repurchase arrangements divided by long-term investment capital) from 7.85 to one at year-end to 7.30 to one at the end of the first quarter. The Company’s mortgage securities and similar investments portfolio totaled $7.64 billion at March 31, 2009, an increase of $141 million during the quarter.
Capstead earned $42 million during the first quarter of 2009 compared to $30 million during the same period in 2008 primarily as a result of increased total financing spreads (the difference between yields on the Company’s interest-earning assets and rates on interest-bearing liabilities). Total financing spreads averaged 216 basis points during the current quarter, compared to 163 basis points during the same period in 2008, benefiting from significantly lower borrowing rates primarily attributable to lower short-term interest rates.
The size and composition of Capstead’s investment portfolio depends on investment strategies being implemented by management, the availability of investment capital as well as overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage the Company’s investment capital. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, short-term interest rates, mortgage prepayments and market liquidity.
Risk Factors and Critical Accounting Policies
Under the captions “Risk Factors” and “Critical Accounting Policies” are discussions of risk factors and critical accounting policies affecting Capstead’s financial condition and earnings that are an integral part of this discussion and analysis. Readers are strongly urged to consider the potential impact of these factors and accounting policies on the Company and its financial results while reading this document.

Book Value per Common Share
Nearly all of Capstead’s mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share. The fair value of these positions is impacted by credit market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels. The Company’s investment strategy attempts to mitigate these risks by focusing almost exclusively on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans that have interest rates that reset periodically to more current levels. Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios that contain a significant amount of non-agency and/or fixed-rate mortgage securities of any type, which generally results in a more stable book value per common share. As of March 31, 2009, Capstead’s book value per common share (total stockholders’ equity, less liquidation preferences of the Company’s Series A and B preferred shares, divided by common shares outstanding) was $10.34, an increase of $1.20 from December 31, 2008. The following table progresses book value per common share during the quarter ended March 31, 2009:

Per Common
Share

Book value, beginning of quarter	$9.14
Accretion attributed to capital transactions	0.01
Earnings in excess of dividend distributions	0.02
Improvement in value of mortgage securities classified as available-for-sale	1.04
Improvement in value of interest rate swap agreements designated as cash flow hedges	0.13

Book value, end of quarter	$10.34

Residential Mortgage Investments
Managing a large portfolio of residential mortgage investments consisting primarily of ARM Agency Securities is the core focus of Capstead’s investment strategy. As of March 31, 2009, residential mortgage investments totaled $7.60 billion, consisting of over 99% ARM Agency Securities. This compares with residential mortgage investments totaling $7.46 billion as of December 31, 2008. Non-agency-guaranteed residential mortgage investments held by Capstead were limited to $18 million as of March 31, 2009 consisting of well-seasoned, low loan-to-value mortgage loans remaining from a conduit operation operated by the Company in the early 1990’s. The Company holds the related credit risk associated with $14 million of these loans, and the remainder of these investments are held as collateral for structured financings whereby the related credit risk is borne by the securitizations’ bondholders.
Agency Securities carry an implied AAA rating with limited, if any, credit risk because the timely payment of principal and interest is guaranteed by the GSEs, which are federally chartered corporations, or an agency of the federal government, Ginnie Mae. The September 2008 conservatorship of the GSEs by their federal regulator, and related capital commitments to the GSEs made by the U.S. Treasury, have served to help alleviate market concerns regarding the ability of the GSEs to fulfill their guarantee obligations. By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets. These declines are generally recoverable in a relatively short period of time as the coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising interest rates.

ARM securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities either (i) adjust annually based on specified margins over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London interbank offered rate (“LIBOR”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indexes such as one-month LIBOR or the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the loans. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. As of March 31, 2009, the Company’s ARM securities featured the following characteristics (dollars in thousands):

			Fully	Average	Average	Average	Months
		Net	Indexed	Net	Periodic	Lifetime	To
ARM Type	Basis (a)	WAC (b)	WAC (b)	Margins	Caps	Caps	Roll

Current-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	$4,419,893	4.35%	3.01%	1.83%	3.83%	10.49%	4.5
Ginnie Mae	381,438	4.70	2.16	1.53	1.00	9.99	5.5
Residential mortgage loans	8,812	5.11	3.77	2.05	1.53	11.14	5.2

	4,810,143	4.38	2.94	1.81	3.61	10.45	4.6

Longer-to-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	2,691,564	6.13	3.41	1.68	2.79	11.61	32.6

	$7,501,707	5.00	3.11	1.76	3.31	10.87	14.6

(a)	Basis represents the Company’s investment (unpaid principal balance plus unamortized investment premium) before unrealized gains and losses. As of March 31, 2009, the ratio of basis to related unpaid principal balance for the Company’s ARM securities was 101.25. This table excludes $9 million in fixed-rate Agency Securities, $5 million in fixed-rate residential mortgage loans and $4 million in private residential mortgage pass-through securities held as collateral for structured financings.

(b)	Net WAC, or weighted average coupon, is presented net of servicing and other fees. Fully indexed WAC represents the coupon upon one or more resets using interest rate indexes as of March 31, 2009 and the applicable net margin.
Capstead typically finances its current-reset ARM securities using 30-day borrowings under uncommitted repurchase arrangements with commercial banks and other financial institutions that are re-established monthly, although terms on a portion of these borrowings may be extended at times to manage market liquidity conditions or to take advantage of attractive terms. Interest rates on these borrowings are based on prevailing rates corresponding to the terms of the borrowings. Prior to the credit market turmoil that began in August 2007, the Company used longer-dated repurchase arrangements to effectively lock in financing spreads on investments in longer-to-reset ARM securities for a significant portion of the fixed-rate terms of these investments. As of March 31, 2009, these longer-term borrowings consisted of a series of repurchase arrangements totaling $732 million with an average rate of 5.13% that mature over the next five months. As of March 31, 2009, borrowings under repurchase arrangements totaled $6.85 billion.
In November 2007 the Company began using two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements entered into with three large commercial banks in lieu of longer-term borrowings. Under the terms of the interest rate swap agreements held by Capstead as of March 31, 2009, the Company pays fixed rates of interest averaging 3.08% on notional amounts totaling $2.30 billion with an average maturity of 12 months, including agreements with notional amounts totaling $900 million that terminate in November and December 2009. Variable payments received by the Company under these agreements provide an offset to interest accruing on a like amount of the

Company’s 30- to 90-day borrowings leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and the spread between variable rates on the swap agreements and related actual borrowing rates. The Company intends to continue to manage interest rate risk associated with holdings of longer-to-reset ARM securities by utilizing suitable derivative financial instruments (“Derivatives”) such as interest rate swap agreements as well as longer-dated committed borrowings if available at attractive terms.
In response to deteriorating credit market conditions during 2007 and 2008, Capstead reduced its portfolio leverage during those periods by raising a significant amount of new common equity capital, selling a limited amount of Agency Securities and, when appropriate, curtailing the replacement of portfolio runoff. In addition, the Company increased the number of lending counterparties with which it had borrowings outstanding to 16 as of March 31, 2009, up from ten in September 2007. During the first quarter of 2009, the Company resumed its usual practice of replacing portfolio runoff and deploying new common equity capital. Acquisitions for the quarter totaled $361 million in principal amount with a net WAC of 4.75% and a purchase yield of 3.30%, while portfolio runoff totaled $286 million in principal amount, resulting in an increase in portfolio of $75 million. Combined with a $66 million improvement in pricing of Agency Securities classified as available-for-sale, the Company’s holdings of residential mortgage investments increased $141 million during the quarter ended March 31, 2009. Total portfolio runoff declined to an average annualized rate of 14.3% during the first quarter from an average rate of 18.4% throughout 2008. This reflects the pronounced contraction seen in residential mortgage lending, largely because of national trends toward declining home values and tighter mortgage loan underwriting standards. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, high levels of mortgage prepayments can put downward pressure on ARM security yields because the level of mortgage prepayments impacts how quickly investment premiums are written off against earnings as portfolio yield adjustments.
Commercial Real Estate-related Assets
In prior years Capstead periodically augmented its core investment strategy with investments in credit-sensitive commercial real estate-related assets that could earn attractive risk-adjusted returns. Over the years these alternative investments have included a portfolio of net-leased senior living centers as well as commercial mortgage securities and subordinated loans supported by interests in commercial real estate; however, the overall level of capital committed to these investments has been relatively modest. In light of overall credit market conditions, management has concluded that it will not pursue additional investments in commercial real estate-related assets in order to focus its efforts on the Company’s core portfolio of ARM Agency Securities.
As of March 31, 2009, Capstead’s remaining investments in commercial real estate-related assets consisted of (a) $5 million in subordinated loans to a Dallas, Texas-based developer expected to be repaid through townhome and land sales, and (b) $38 million in subordinated loans collateralized by a Four Seasons hotel in the Nevis West Indies that matured October 9, 2008 and was subsequently damaged by Hurricane Omar. This property has wind and business interruption insurance coverage, which together with related reserves, should be sufficient to repair the hotel for reopening late in 2009. In January 2009 the Company filed suit against the loan servicer and a lien holder subordinate to Capstead, to enforce the Company’s rights under the loan documents. These rights include, among other items, the right to be named the controlling holder representing the lending group in reaching a resolution for the financing of this property. Included in receivables and other assets is $808,000 in accrued interest associated with these investments. In light of deteriorating commercial real estate market conditions and the past due status of these loans, no interest was recognized during the quarter ended March 31, 2009. Management has concluded that the Company is likely to recover its investments in these loans and no impairment charges were deemed appropriate at March 31, 2009.

Utilization of Long-term Investment Capital and Potential Liquidity
Capstead finances a majority of its holdings of residential mortgage securities with commercial banks and other financial institutions using borrowings under repurchase arrangements supported by the Company’s long-term investment capital. Assuming potential liquidity is available, borrowings under repurchase agreements generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, the Company’s potential liquidity inherent in its investment portfolios is as important as the actual level of cash and cash equivalents carried on the balance sheet. Potential liquidity is affected by, among other things, real (or perceived) changes in market value of assets pledged; principal prepayments; collateral requirements of the Company’s lenders; and general conditions in the commercial banking and mortgage finance industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources.”) Capstead’s utilization of long-term investment capital and its estimated potential liquidity were as follows as of March 31, 2009 in comparison with December 31, 2008 (in thousands):

		Repurchase
		Arrangements
		and Similar	Capital	Potential
	Investments (a)	Borrowings	Employed (a)	Liquidity (a)

Residential mortgage securities	$7,596,198	$6,849,684	$746,514	$323,034
Commercial real estate-related assets	43,874	—	43,874	—

	$7,640,072	$6,849,684	790,388	323,034

Other assets, net of other liabilities			183,978	116,852
First quarter common dividend			(35,501)	(35,501	) (b)

			$938,865	$404,385

Balances as of December 31, 2008	$7,499,530	$6,751,500	$860,428	$302,931

(a)	Investments are stated at carrying amounts on the Company’s balance sheet. Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources (uses) of liquidity such as cash and cash equivalents and dividends payable.

(b)	The first quarter 2009 common dividend was declared March 12, 2009 and paid April 20, 2009 to stockholders of record as of March 31, 2009.
In order to prudently and efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund margin calls (requirements to pledge additional collateral or pay down borrowings), including margin calls resulting from monthly principal payments (that are not remitted to the Company for 20 to 45 days after any given month-end), as well as anticipated declines in the market value of pledged assets under stressed market conditions.
In response to deteriorating market conditions experienced the latter part of 2007 and in 2008, Capstead reduced its portfolio leverage by raising new common equity capital, selling a limited amount of mortgage securities, and, when appropriate, curtailing the replacement of portfolio runoff. As a result of these efforts, the Company lowered its portfolio leverage from 11.50 to one at June 30, 2007 to 7.85 to one by December 31, 2008. Portfolio leverage declined further to 7.30 to one by the end of the first quarter of 2009, primarily due to higher portfolio pricing since year-end. Together with maintaining higher than usual cash balances and expanding the number of lending counterparties with whom the Company routinely does business, these steps have increased the Company’s financial flexibility to address challenging credit market conditions. Management currently believes it is appropriate to maintain the Company’s leverage at or below the low end of its targeted range of eight to 12 times long-term investment capital and will take actions similar to those described above in order to maintain sufficient financial flexibility should market conditions warrant.

Accounting for Seller-Financed Acquisitions of Mortgage Securities
On January 1, 2009, Capstead adopted the Financial Accounting Standards Board’s Staff Position FAS140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP140-3”). Under FSP140-3, certain seller-financed acquisitions of mortgage investments entered into after December 31, 2008 will not qualify as acquisitions if the related borrowings under repurchase arrangements are considered sufficiently linked to the acquisition transaction. Any such seller-financed acquisitions that are deemed to be sufficiently linked will generally be reported net of related financings at fair value with related changes in fair value reported in earnings until such time as the assets are no longer financed with the sellers. No such linked acquisitions have occurred during the quarter ended March 31, 2009; therefore, implementing FSP140-3 has not had any effect on Capstead’s results of operations, taxable income or financial condition.

RESULTS OF OPERATIONS

	Quarter Ended March 31
	2009	2008

Income statement data (dollars in thousands, except per share data):
Interest income:
Mortgage securities and similar investments	$87,884	$106,351
Other	217	804

	88,101	107,155

Interest expense:
Repurchase arrangements and similar borrowings	(39,957)	(69,306)
Unsecured borrowings	(2,187)	(2,187)

	(42,144)	(71,493)

	45,957	35,662

Other revenue (expense):
Loss from portfolio restructurings	—	(1,408)
Miscellaneous other revenue (expense)	(105)	39
Incentive compensation expense	(1,134)	(2,250)
General and administrative expense	(2,707)	(1,961)

	(3,946)	(5,580)

	42,011	30,082
Equity in earnings of unconsolidated affiliates	65	65

Net income	$42,076	$30,147

Net income available to common stockholders, after preferred share dividends	$37,015	$25,083

Diluted earnings per common share	$0.58	$0.53
Average diluted shares outstanding:	72,873	56,413
Key portfolio statistics (dollars in millions):
Average yields:
Mortgage securities and similar investments	4.68%	5.68%
Other	0.70	3.88
Total average yields	4.61	5.66
Average borrowing rates:
Repurchase arrangements and similar borrowings	2.35	3.96
Unsecured borrowings	8.49	8.49
Total borrowing rates	2.45	4.03
Financing spreads	2.16	1.63
Net yield on total interest-earning assets	2.44	1.89
Average portfolio runoff rate	14.28	18.98
Average interest-earning assets and interest-bearing liabilities:
Mortgage securities and similar investments	$7,517	$7,494
Other interest-earning assets	126	83
Repurchase arrangements and similar borrowings	6,789	6,923
Unsecured borrowings	103	103
Average long-term investment capital	920	734
General and administrative and incentive compensation expense as a percentage of average long-term investment capital	1.69%	2.31%
Return on average long-term investment capital	19.48	17.67

Capstead’s net income totaled $42 million during the quarter ended March 31, 2009 compared to $30 million during the same period in 2008 primarily as a result of increased net interest margins and financing spreads on mortgage securities and similar investments and other interest-earning assets. The first quarter of 2008 also included a loss from portfolio restructurings related to efforts to reduce portfolio leverage. Net interest margins and financing spreads were improved as declines in interest income and portfolio yields because of lower prevailing interest rates were more than offset by the effects of lower borrowing rates. Average outstanding balances of mortgage securities and similar investments were relatively stable at $7.52 billion during the current quarter compared to $7.49 billion during the same period in 2008 while repurchase arrangements and similar borrowings averaged $6.79 billion during the current quarter, a decrease of $134 million over the same period in 2008. Portfolio leverage began 2009 at 7.85 to one and was reduced to 7.30 to one by quarter-end compared to 9.03 to one at March 31, 2008.
Financing spreads averaged 216 basis points during the quarter ended March 31, 2009 compared to an average of 163 basis points during the same period in 2008, having benefited from significantly lower borrowing rates primarily attributable to dramatically lower short-term interest rates prevailing during the current quarter. Average yields were 105 basis points lower during the current quarter at 4.61% reflecting (a) lower market yields on acquisitions and lower yields on existing portfolio as coupon interest rates on the underlying mortgage loans continued resetting to rates more reflective of the current rate environment and (b) the curtailment of accruing interest on the Company’s $44 million in commercial mortgage investments. Yields were also impacted by lower yields on overnight investments and cash collateral receivables from swap counterparties reflecting lower prevailing short-term interest rates. Mitigating this decline in yields were slower mortgage prepayments with portfolio runoff declining to an annualized rate of 14.28% during the current quarter compared to 18.98% during the same period in 2008 reflecting the pronounced contraction seen in residential mortgage lending, largely because of national trends toward declining home values and tighter loan underwriting standards. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as yield adjustments.
Average borrowing rates on interest-bearing liabilities declined 158 basis points to 2.45% during the quarter ended March 31, 2009 compared to an average of 4.03% during the same period in 2008. Approximately $3.14 billion and $2.96 billion of the Company’s average borrowings during the quarter ended March 31, 2009 and 2008, respectively, were relatively stable in terms of rate because of the use of interest rate swap agreements and longer-dated repurchase arrangements to effectively lock in financing spreads on investments in longer-to-reset ARM securities for a significant portion of the fixed-rate terms of these investments. On a combined basis, rates on the Company’s swap positions and longer-dated repurchase arrangements averaged 3.70% and 4.33% during these periods, respectively. The remainder of the Company’s borrowings under repurchase arrangements reset in rate every 30 to 90 days as they were re-established or rolled at prevailing rates corresponding to the terms of the borrowings. Rates on these borrowings averaged 1.11% during the current quarter compared to 3.73% during the same period in 2008, benefiting from efforts by the Federal Reserve to support the economy and the credit markets by lowering its federal funds target rate from 5.25% in early September 2007 to 2.25% by March 31, 2008 and to its current target range of from zero to 0.25%.
As part of its efforts in 2008 to reduce portfolio leverage in the face of contracting market liquidity conditions, during the quarter ended March 31, 2008 the Company sold ARM Agency Securities with a cost basis of $768 million for a relatively modest loss from portfolio restructurings.
Incentive compensation expense for the quarter ended March 31, 2009 relates to the Company’s annual incentive compensation program. For 2009 the compensation committee of the board modified the incentive compensation formula to, among other things, establish a guideline for determining a maximum amount available to be paid in any single year. As modified, the program provides for a 10% participation in annual earnings, as adjusted, in excess of a benchmark amount based on average long-term investment capital, after certain adjustments, multiplied by the greater of 8.0% or the average 10-

year U.S. Treasury rate plus 200 basis points and subject to a maximum amount equal to 50 basis points of average long-term investment capital, as defined. A similar formula used in establishing annual incentive compensation in 2008 did not feature a guideline for a maximum amount to be paid. In September 2008, the committee used its discretion to limit the amount of annual incentive compensation to be awarded in 2008 to $6 million. See “NOTE 10” to the accompanying consolidated financial statements for additional information regarding the annual incentive compensation program.
General and administrative expense for the quarter ended March 31, 2009 increased over the same period in 2008 primarily as a result of higher compensation and professional service-related costs in large part due to expansion of the Company’s capital base and operating platform over the past two years, as well as adjustments made in the Company’s compensation programs.
LIQUIDITY AND CAPITAL RESOURCES
Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity available under its borrowing arrangements is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Financial Condition — Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of March 31, 2009 and its perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.
In response to the growth of Capstead’s residential mortgage investments portfolio and to turbulent market conditions experienced in the recent past, the Company has pursued additional lending counterparties in order to further increase its financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. Currently the Company has uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 16 of these counterparties as of March 31, 2009, up from ten in September 2007. Borrowings under repurchase arrangements secured by residential mortgage investments totaled $6.85 billion as of March 31, 2009, including $6.11 billion with maturities of 30 to 90 days. The remaining $732 million of these borrowings consisted of a series of longer-term repurchase arrangements entered into prior to September 2007 with an average remaining maturity of five months. Interest rates on borrowings under repurchase arrangements are generally based on prevailing rates at inception corresponding to the terms of the borrowings. All terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.
Late in 2007 Capstead began using two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to effectively lock in fixed rates on a portion of its 30- to 90-day borrowings supporting investments in longer-to-reset ARM securities because longer-term committed borrowings were no longer available at attractive terms. As of March 31, 2009 these swap agreements had notional amounts totaling $2.30 billion with an average maturity of 12 months and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30-day borrowings. The Company intends to continue to manage interest rate risk associated with holdings of longer-to-reset ARM securities by utilizing suitable Derivatives such as interest rate swap agreements.
In February 2008 Capstead completed its third public offering since October 2007 raising nearly $127 million in new common equity capital, after underwriting discounts and offering expenses. In addition, during the year ended December 31, 2008 the Company raised $154 million, after expenses, under its continuous offering program, including proceeds of $47 million, after expenses, during the fourth quarter. During the first quarter of 2009 the Company raised less than $3 million under this program. The Company may raise additional equity capital in future periods.
Interest Rate Sensitivity on Operating Results
Capstead performs income sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All investments, borrowings and Derivatives held are included in this analysis. The sensitivity of components of other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. The model incorporates management’s assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums. These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior under normal market conditions unaffected by changes in market liquidity.
Income simulation modeling is the primary tool used by management to assess the direction and magnitude of changes in net interest margins on investments resulting solely from changes in interest rates. Key assumptions in the model include mortgage prepayment rates, adequate levels of market liquidity, changes in market conditions, portfolio leverage levels, and management’s investment capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest margins or precisely predict the impact of higher or lower interest rates on net interest margins. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors.
Capstead had the following estimated income sensitivity profile as of March 31, 2009 and December 31, 2008, respectively (dollars in thousands):

	Federal	10-year U.S.
	Funds	Treasury
	Rate	Rate	Immediate Change In: *

30-day to one-year rates			Down 1.00%	Down 1.00%	Flat	Up 1.00%	Up 1.00%

10-year U.S. Treasury rate			Down 1.00%	Flat	Down 1.00%	Flat	Up 1.00%

Projected 12-month income change:
March 31, 2009	<0.25%	2.71%	n/a	n/a	$(11,300)	$(14,600)	$(8,900)
December 31, 2008	<0.25	2.21	n/a	n/a	(9,400)	(17,900)	(13,300)

*	Sensitivity of earnings to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month earnings change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.

RISK FACTORS
An investment in securities issued by Capstead involves various risks. An investor should carefully consider the following risk factors in conjunction with the other information contained in this document before purchasing the Company’s securities. The risks discussed herein can adversely affect the Company’s business, liquidity, operating results, financial condition and future prospects, causing the market price of the Company’s securities to decline, which could cause an investor to lose all or part of his/her investment. The risk factors described below are not the only risks that may affect the Company. Additional risks and uncertainties not presently known to the Company also may adversely affect its business, liquidity, operating results, prospects and financial condition.
Risks Related to Capstead’s Business
Potential changes in the relationship between the federal government and the GSEs could negatively affect Capstead’s financial condition and earnings. Agency Securities have an implied AAA rating because the timely payment of principal and interest on these securities are guaranteed by the GSEs, or by an agency of the federal government, Ginnie Mae. Only the guarantee by Ginnie Mae is explicitly backed by the full faith and credit of the federal government. As a result of the current housing downturn, the GSEs have reported substantial losses in recent quarters leading to concerns regarding their ability to fulfill their guarantee obligations. The conservatorship of the GSEs on September 7, 2008 by the Federal Housing Finance Agency and commitments made by the federal government to provide substantial financial backing in the form of preferred equity capital and temporary secured lending facilities, helped to alleviate these concerns. These and other steps being taken by the federal government, including the purchase of Agency Securities by the U.S. Treasury and the Federal Reserve, are designed to support market stability and mortgage availability by providing additional confidence to investors in Agency Securities during the current housing correction. There can be no assurance that the federal government’s support for the GSEs and the market for Agency Securities will be adequate to achieve these goals. In addition, the timing of purchases (and any subsequent sales) of Agency Securities by the federal government could create volatility in the market pricing of these investments.
It is anticipated that over the next several years U.S. policy makers will address what the long-term role of the federal government in general, and the GSEs in particular, will play in the housing markets. The actual or perceived credit quality of Agency Securities could be negatively affected by market uncertainty over any legislative or regulatory initiatives that impact the relationship between the GSEs and the federal government. A significantly reduced role by the federal government or other changes in the guarantees provided by Ginnie Mae or the GSEs could negatively affect the credit profile and pricing of future issuances of Agency Securities and whether the Company’s strategy of holding a leveraged portfolio of Agency Securities remains viable.
Government-supported mortgagor relief programs and future legislative action could negatively affect Capstead’s financial condition and earnings. U.S. policy makers have established or announced programs designed to provide certain qualified homeowners with assistance in avoiding foreclosure or in qualifying for the refinancing of their existing mortgages. These programs would typically entail the pay off of existing mortgages with any losses absorbed by the GSEs. In addition, policy makers have indicated support for additional legislative relief for homeowners, including amending bankruptcy laws to permit the modification of mortgage loans in bankruptcy procedures. These mortgagor relief programs, as well as any future legislative or regulatory actions, could significantly reduce the expected life of the Company’s residential mortgage investments; therefore, actual yields the Company realizes on these investments could be lower due to faster amortization of investment premiums.
Periods of illiquidity in the mortgage markets may reduce the number of counterparties willing to lend to the Company or the amounts individual counterparties are willing to lend via repurchase arrangements. Capstead will generally pledge its investments in mortgage securities as collateral under uncommitted repurchase arrangements with numerous commercial banks and other financial institutions, routinely with maturities of 30- to 90-days. Many of the Company’s counterparties have suffered losses in the current economic downturn and a number of counterparties have had to be completely replaced because they exited the securities lending business. The Company’s ability to achieve its investment objectives depends on its ability to re-establish or roll maturing borrowings on a continuous basis. If a counterparty chooses not to roll a maturing borrowing, the Company must pay off the borrowing, generally with cash available from another repurchase arrangement entered into with another counterparty. If the Company deems it does not have sufficient borrowing capacity with its counterparties, it could be forced to reduce its portfolio leverage by selling assets under possibly adverse market conditions, which may adversely affect its profitability. This risk is increased if Capstead relies significantly on any single counterparty for a significant portion of its repurchase arrangements. Under these conditions, the Company may determine it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.
Periods of illiquidity in the mortgage markets may reduce amounts available to be borrowed under Capstead’s repurchase arrangements due to declines in the value of related collateral, which could negatively impact the Company’s financial condition and earnings. Capstead generally finances its investments in mortgage securities by pledging them as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amount borrowed under a repurchase arrangement is limited to a percentage of the estimated market value of the pledged collateral and is specified at the inception of the transaction. The portion of the pledged collateral held by the lender that is not advanced under the repurchase arrangement is referred to as margin collateral and the resulting margin percentage is required to be maintained throughout the term of the borrowing. If the market value of the pledged collateral as determined by the Company’s lenders declines, the Company may be subject to margin calls wherein the lender requires the Company to pledge additional collateral to reestablish the agreed-upon margin percentage. Because market illiquidity tends to put downward pressure on asset prices, Capstead may be presented with substantial margin calls during such periods. If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses. At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.
Periods of rising interest rates may reduce amounts available to be borrowed under Capstead’s repurchase arrangements due to declines in the value of related collateral, which could negatively impact the Company’s financial condition and earnings. Because rising interest rates tend to put downward pressure on financial asset prices, Capstead may be presented with substantial margin calls during such periods. If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses. At such times the Company may determine it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.
If Capstead is unable to negotiate favorable terms and conditions on future repurchase arrangements with one or more of the Company’s counterparties, the Company’s financial condition and earnings could be negatively impacted. The terms and conditions of each repurchase arrangement are negotiated on a transaction-by-transaction basis, and these borrowings generally are re-established, or rolled, at maturity. Key terms and conditions of each transaction include interest rates, maturity dates, asset pricing procedures and margin requirements. The Company cannot assure investors that it will be able to continue to negotiate favorable terms and conditions on its future repurchase arrangements. Also, during periods of market illiquidity or due to perceived credit quality deterioration of the collateral pledged, a lender may require that less favorable asset pricing procedures be employed or the margin requirement be increased. Under these conditions, the Company may determine it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.

Capstead’s use of repurchase arrangements to finance its investments may give the Company’s lenders greater rights in the event of bankruptcy. Borrowings made under repurchase arrangements may qualify for special treatment under the U.S. Bankruptcy Code. This may make it difficult for the Company to recover its pledged assets if a lender files for bankruptcy and subject to the Company losses. In addition, if the Company ever files for bankruptcy, its repurchase arrangement counterparties may be able to avoid the automatic stay provisions of the U.S. Bankruptcy Code and take possession of, and liquidate, the Company’s collateral under these arrangements without delay, which could result in losses.
Capstead may sell assets for various reasons, including a change in the Company’s investment focus, which could increase earnings volatility. Capstead may periodically sell assets to enhance its liquidity during periods of market illiquidity or rising interest rates. Additionally the Company may change its investment focus requiring it to sell some portion of its existing investments. Transactional gains or losses resulting from any such asset sales, or from terminating any related longer-dated repurchase arrangements or interest rate swap agreements, will likely increase the Company’s earnings volatility.
Changes in interest rates, whether increases or decreases, may adversely affect Capstead’s earnings. Capstead’s earnings currently depend primarily on the difference between the interest received on its mortgage securities and similar investments and the interest paid on its related borrowings. The Company typically finances its investments at 30- to 90-day interest rates. Because only a portion of the ARM loans underlying the Company’s securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan, in a rising short-term interest rate environment, interest rates on related borrowings not hedged through the use of interest rate swap agreements can rise to levels that may exceed yields on these securities, contributing to lower or even negative financing spreads and adversely affecting earnings. At other times, during periods of relatively low short-term interest rates, declines in the indices used to reset ARM loans may negatively affect yields on the Company’s ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected.
The average life of Capstead’s longer-to-reset ARM securities could outstrip related fixed-rate borrowings. Longer-to-reset ARM securities held by Capstead consist almost exclusively of a combination of seasoned and relatively newly issued hybrid ARMs with initial coupon interest rates that are fixed for five years. As of March 31, 2009 the weighted average months-to-roll for this portion of our portfolio was 32.6 months. Prior to changes in market conditions during the fall of 2007, Capstead made use of longer-dated repurchase arrangements to effectively lock in financing spreads on a portion of its investments in longer-to-reset ARM Agency Securities for a significant portion of the fixed-rate terms of these investments. Late in 2007 the Company began using two-year term interest rate swap agreements for this purpose. In a rising interest rate environment, the weighted average life of the Company’s longer-to-reset ARM securities could extend beyond the terms of related longer-dated borrowings and swap positions more than originally anticipated. This could have a negative impact on financing spreads and earnings as related borrowing costs would no longer be fixed during the remaining fixed-rate term of these investments and may also cause a decline in fair value of these assets without a corresponding increase in value from related longer-dated borrowings or swap positions.
An increase in prepayments may adversely affect Capstead’s earnings. When short- and long-term interest rates are at nearly the same levels (i.e., a “flat yield curve” environment), or when long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage securities generally increases. Prolonged periods of high mortgage prepayments can significantly reduce the expected life of the Company’s investments; therefore, actual yields the Company realizes can be lower due to faster amortization of investment premiums.

The lack of availability of suitable investments at attractive pricing may adversely affect Capstead’s earnings. Pricing of investments is determined by a number of factors including interest rate levels and expectations, market liquidity conditions, and competition among investors for these investments, many of whom have greater financial resources and lower return requirements than Capstead. To the extent the proceeds from prepayments on Capstead’s mortgage securities and similar investments are not reinvested or cannot be reinvested at a rate of return at least equal to the rate previously earned on those investments, the Company’s earnings may be adversely affected. Similarly, if proceeds from capital raising activities, if any, are not deployed or cannot be deployed at rates of return being earned on existing capital, earnings may be adversely affected. Capstead cannot assure investors that the Company will be able to acquire suitable investments at attractive pricing and in a timely manner to replace portfolio runoff as it occurs or to deploy new capital as it is raised. Neither can the Company assure investors that it will maintain the current composition of its investments, consisting primarily of ARM Agency Securities.
Capstead may invest in Derivatives such as interest rate swap agreements to mitigate or hedge the Company’s interest rate risk on its longer-to-reset ARM securities, which may negatively affect the Company’s liquidity, financial condition or earnings. The Company may invest in such instruments from time to time with the goal of achieving more stable financing spreads on the longer-to-reset ARM securities component of its mortgage securities and similar investment portfolio. However, these activities may not have the desired beneficial impact on the Company’s liquidity, financial condition or earnings. For instance, the pricing of longer-to-reset ARM securities and the pricing of the related Derivatives may deteriorate at the same time leading to margin calls on both the borrowings supporting investments in longer-to-reset ARM securities and the Derivatives, negatively impacting the Company’s liquidity and stockholders’ equity. In addition, counterparties could fail to honor their commitments under the terms of the Derivatives or have their credit quality downgraded impairing the value of the Derivatives. In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the Derivative. Should Capstead be required to sell its Derivatives under such circumstances, the Company may incur losses. No such hedging activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.
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
Capstead is dependent on its executives and employees and the loss of one or more of its executive officers could harm the Company’s business and its prospects. As a self-managed REIT with fewer than 20 employees, Capstead is dependent on the efforts of its key officers and employees, most of whom have significant experience in the mortgage industry. Although most of the Company’s named executive officers and many of its other employees are parties to severance agreements, the Company’s key officers and employees are not subject to employment agreements with non-compete clauses, nor has Capstead acquired key man life insurance policies on any of these individuals. The loss of any of their services could have an adverse effect on the Company’s operations.
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
Even if Capstead remains qualified as a REIT, the Company may face other tax liabilities that reduce its earnings. Even if Capstead remains qualified for taxation as a REIT, the Company may be subject to certain federal, state and local taxes on its income and assets. For example, the Company:
•	will be required to pay tax on any undistributed REIT taxable income,

•	may be required to pay the “alternative minimum tax” on any items of tax preference, and

•	may operate taxable REIT subsidiaries that are required to pay taxes on any taxable income earned.
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

Complying with REIT requirements may limit Capstead’s ability to hedge effectively. The REIT provisions of the Code may limit Capstead’s ability to hedge mortgage securities and related borrowings by requiring it to limit its income in each year from qualified hedges entered into prior to July 31, 2008, together with any other income not generated from qualified real estate assets, to no more than 25% of the Company’s gross income. In addition, the Company must limit its aggregate income from nonqualified hedging transactions, from providing certain services, and from other non-qualifying sources to not more than 5% of its annual gross income. As a result, the Company may have to limit its use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than the Company would otherwise incur. If the Company were to violate the 25% or 5% limitations, it may have to pay a penalty tax equal to the amount of gross income in excess of those limitations, multiplied by a fraction intended to reflect its profitability. If the Company fails to satisfy the REIT gross income tests, unless its failure was due to reasonable cause and not due to willful neglect, the Company could lose its REIT status for federal income tax purposes.
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
Complying with REIT requirements may force Capstead to borrow to make distributions to stockholders. As a REIT, Capstead must distribute at least 90% of its annual taxable income (subject to certain adjustments) to its stockholders. To the extent that the Company satisfies the distribution requirement, but distributes less than 100% of its taxable income, the Company will be subject to federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to its stockholders in a calendar year is less than a minimum amount specified under the federal tax laws. From time to time, the Company may generate taxable income greater than its net income for financial reporting purposes or its taxable income may be greater than the Company’s cash flow available for distribution to stockholders. If the Company does not have other funds available in these situations, it could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable it to pay out enough of its taxable income to satisfy the distribution requirement and to avoid corporate income tax and/or the 4% excise tax in a particular year. These alternatives could increase the Company’s costs or reduce its long-term investment capital.
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
Because provisions contained in Maryland law and Capstead’s charter may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares. Provisions contained in Capstead’s charter and Maryland general corporation law may have effects that delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for the Company’s common stock or purchases of large blocks of the Company’s common stock, thereby limiting the opportunities for its stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:
•	Repurchase Rights: The repurchase rights granted to Capstead’s board in its charter limits related investors, including, among other things, any voting group, from owning common stock if the concentration owned would jeopardize the Company’s REIT status.

•	Classification of preferred stock: Capstead’s charter authorizes the board to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of the Company, even if a change in control were in its stockholders’ best interests.
Maryland statutory law provides that an act of a director relating to or affecting an acquisition or a potential acquisition of control of a corporation may not be subject to a higher duty or greater scrutiny than is applied to any other act of a director. Hence, directors of a Maryland corporation are not required to act in takeover situations under the same standards as apply in Delaware and certain other corporate jurisdictions.
Capstead may change its policies without stockholder approval. Capstead’s board and management determine all of its policies, including its investment, financing and distribution policies and may amend or revise these policies at any time without a vote of the Company’s stockholders. Policy changes could adversely affect the Company’s financial condition, results of operations, the market price of its common stock and/or preferred stock or the Company’s ability to pay dividends or distributions.
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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:
•	Amortization of Investment Premiums on Financial Assets — Investment premiums on financial assets are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. For most of Capstead’s financial assets, estimates and judgments related to future levels of mortgage prepayments are critical to this determination. Mortgage prepayment expectations can vary considerably from period to period based on current and projected changes in interest rates and other factors such as portfolio composition. Management estimates mortgage prepayments based on past experiences with specific investments within the portfolio, and current market expectations for changes in interest rates and the residential mortgage lending environment. Should actual runoff rates differ materially from these estimates, investment premiums would be expensed at a different pace.

•	Fair Value and Impairment Accounting for Financial Assets — Most of Capstead’s investments are financial assets held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income (loss). As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions. Considerable judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity. See “NOTE 9” to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs that is determined to be other than temporary, the difference between amortized cost and fair value would be included in Other revenue (expense) as an impairment charge. Similarly, considerable judgment is required in determining whether an impairment charge should be recognized on an investment in an unsecuritized loan. The amount of any such charge would be determined by estimating expected future cash flows discounted at market rates.

•	Derivatives Accounting — The Company uses Derivatives from time to time for risk management purposes. When held, Derivatives are recorded as assets or liabilities and carried at fair value. The accounting for changes in fair value of each Derivative held depends on whether it has been designated as an accounting hedge, as well as the type of hedging relationship identified. To qualify as cash flow hedges for accounting purposes, at the inception of the hedge relationship the Company must anticipate and document that the hedge relationship will be highly effective and monitor ongoing effectiveness on at least a quarterly basis. As long as the hedge relationship remains effective, the effective portion of changes in fair value of the Derivative are recorded in Accumulated other comprehensive income (loss) and the ineffective portion is recorded in earnings. Changes in fair value of Derivatives not held as accounting hedges, or for which the hedge relationship is deemed to no longer be highly effective, are recorded in earnings as a component of Other revenue (expense).

Late in 2007 the Company began using interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future 30- and 90-day borrowings. Variable-rate payments to be received on the swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally on a monthly basis while fixed rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments. See “NOTE 6” to the accompanying consolidated financial statements and “Financial Conditions—Residential Mortgage Investments” for additional information regarding the Company’s use of Derivatives and its related risk management policies.
FORWARD LOOKING STATEMENTS
This document contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. Capstead’s actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of the Company’s investments and other factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable qualifying investments from both an investment return and regulatory perspective, the availability of new investment capital, the availability of financing at reasonable levels and terms to support investing on a leveraged basis, fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of differing levels of leverage employed, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors. In addition to the above considerations, actual results and liquidity related to investments in loans secured by commercial real estate are affected by borrower performance under operating and/or development plans, changes in general as well as local economic conditions and real estate markets, increases in competition and inflationary pressures, changes in the tax and regulatory environment including zoning and environmental laws, uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs, among other factors.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS
The information required by this Item is incorporated by reference to the information included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2009.

PART II. — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of stockholders was held on April 30, 2009.

(b)	The board members included in (c) below were elected to Capstead’s board of directors (constituting the entire board of directors).

(c)	The following items were voted on at the annual meeting:

			Withheld/	Broker
	For	Against	Abstentions	Non-votes
• Election of board members:
Jack Biegler	58,365,031	—	643,065	—
Andrew F. Jacobs	58,531,080	—	477,016	—
Gary Keiser	58,362,271	—	645,825	—
Paul M. Low	57,402,312	—	1,605,784	—
Christopher W. Mahowald	58,517,421	—	490,675	—
Michael G. O’Neil	58,355,196	—	652,900	—
Mark S. Whiting	58,506,920	—	501,176	—

• Ratify Appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2009	57,785,276	1,151,045	71,775	—

• Other matters (no other matters)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits: The following Exhibits are presented herewith:

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

Current Report on Form 8-K dated January 29, 2009 furnishing the press release announcing fourth quarter 2008 results.

Current Report on Form 8-K dated January 30, 2009 to file investor presentation materials pertaining to the Company’s fourth quarter earnings conference call.

Current Report on Form 8-K dated February 12, 2009 to file under Item 8.01 the “Recent Developments” section included in the Company’s prospectus supplement to its registration statement on Form S-3 (File No. 333-156073) for its continuous offering program.

Current Report on Form 8-K dated March 27, 2009 to file under Item 5.02 the resignation of Anthony R. Page, Senior Vice President, Director of Commercial Mortgage Investments and the engagement of Mr. Page as an advisor.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant
Date: May 8, 2009	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial Officer