Form 10-Q
period 2009-09-30
CAPSTEAD MORTGAGE CORP
filed 2009-11-05
CIK 766701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	69,207,413 as of November 4, 2009

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
INDEX

		Page
PART I. — FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

Consolidated Balance Sheets — September 30, 2009 and December 31, 2008		3

Consolidated Statements of Income — Quarter and Nine Months Ended September 30, 2009 and 2008		4

Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2009 and 2008		5

Notes to Consolidated Financial Statements		6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.	Qualitative and Quantitative Disclosure of Market Risk	40

ITEM 4.	Controls and Procedures	40

PART II. — OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	41

SIGNATURES		42
Computation of Ratio of Income from Continuing Operations
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 906
EX-12
EX-31.1
EX-31.2
EX-32

ITEM 1. FINANCIAL STATEMENTS
PART I. — FINANCIAL INFORMATION
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)

Assets:
Mortgage securities and similar investments ($7.40 billion pledged under repurchase arrangements)	$7,920,478	$7,499,249
Cash collateral receivable from interest rate swap counterparties	35,966	53,676
Interest rate swap agreements at fair value	43	—
Cash and cash equivalents	168,496	96,839
Receivables and other assets	80,797	76,481
Investments in unconsolidated affiliates	3,117	3,117

	$8,208,897	$7,729,362

Liabilities:
Repurchase arrangements and similar borrowings	$6,992,755	$6,751,500
Unsecured borrowings	103,095	103,095
Interest rate swap agreements at fair value	20,472	46,679
Common stock dividend payable	38,695	22,728
Accounts payable and accrued expenses	27,149	44,910

	7,182,166	6,968,912

Stockholders’ equity:
Preferred stock — $0.10 par value; 100,000 shares authorized: $1.60 Cumulative Preferred Stock, Series A, 188 and 197 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively ($3,085 aggregate liquidation preference)	2,630	2,755
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at September 30, 2009 and December 31, 2008 ($180,025 aggregate liquidation preference)	176,705	176,705
Common stock — $0.01 par value; 250,000 shares authorized: 69,098 and 63,135 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	691	631
Paid-in capital	1,055,114	975,893
Accumulated deficit	(356,154)	(358,155)
Accumulated other comprehensive income (loss)	147,745	(37,379)

	1,026,731	760,450

	$8,208,897	$7,729,362

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Interest income:
Mortgage securities and similar investments	$74,695	$99,205	$243,641	$302,888
Other	69	346	419	1,932

	74,764	99,551	244,060	304,820

Interest expense:
Repurchase arrangements and similar borrowings	(26,802)	(60,032)	(98,385)	(184,357)
Unsecured borrowings	(2,186)	(2,186)	(6,560)	(6,560)

	(28,988)	(62,218)	(104,945)	(190,917)

	45,776	37,333	139,115	113,903

Other revenue (expense):
Miscellaneous other revenue (expense)	16	(45)	(893)	(1,469)
Incentive compensation expense	(1,058)	(300)	(3,435)	(4,820)
General and administrative expense	(2,713)	(2,306)	(8,313)	(6,187)

	(3,755)	(2,651)	(12,641)	(12,476)

Income before equity in earnings of unconsolidated affiliates	42,021	34,682	126,474	101,427

Equity in earnings of unconsolidated affiliates	64	64	194	194

Net income	$42,085	$34,746	$126,668	$101,621

Net income available to common stockholders:
Net income	$42,085	$34,746	$126,668	$101,621
Less cash dividends paid on preferred shares	(5,058)	(5,062)	(15,180)	(15,189)

	$37,027	$29,684	$111,488	$86,432

Net income per common share:
Basic	$0.56	$0.52	$1.74	$1.65
Diluted	0.56	0.52	1.71	1.63

Cash dividends declared per share:
Common	$0.560	$0.550	$1.700	$1.660
Series A Preferred	0.400	0.400	1.200	1.200
Series B Preferred	0.315	0.315	0.945	0.945
See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30
	2009	2008

Operating activities:
Net income	$126,668	$101,621
Noncash items:
Amortization of investment premiums	20,443	23,208
Depreciation and other amortization	205	184
Equity-based compensation costs	850	948
Amounts related to interest rate swap agreements	1,613	528
Impairment charge related to commercial loans	750	—
Loss from sales of mortgage securities and similar investments	—	1,408
Net change in receivables, other assets, accounts payable and accrued expenses	(19,025)	17,500

Net cash provided by operating activities	131,504	145,397

Investing activities:
Purchases of mortgage securities and similar investments	(1,353,875)	(2,851,297)
Proceeds from sales of mortgage securities and similar investments	—	766,800
Principal collections on mortgage securities and similar investments	1,065,446	1,202,737

Net cash used in investing activities	(288,429)	(881,760)

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	53,397,517	49,296,731
Principal payments on repurchase arrangements and similar borrowings	(53,156,255)	(48,554,240)
Payment on early termination of interest rate swap agreement	—	(2,275)
Decrease (increase) in cash collateral receivable from interest rate swap counterparties	17,710	(22,756)
Capital stock transactions	79,979	233,739
Dividends paid	(110,369)	(84,014)

Net cash provided by financing activities	228,582	867,185

Net change in cash and cash equivalents	71,657	130,822
Cash and cash equivalents at beginning of period	96,839	6,653

Cash and cash equivalents at end of period	$168,496	$137,475

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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
NOTE 2 — BASIS OF PRESENTATION
Interim Financial Reporting and Reclassifications
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2009. For further information refer to the audited consolidated financial statements and footnotes thereto incorporated by reference into the Company’s annual report on Form 10-K for the year ended December 31, 2008. Certain prior year amounts have been reclassified to conform to the current year presentation.
Recent Accounting Developments
In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (now referred to as “ASC 260-10-45” under the FASB Accounting Standards Codification, or “ASC”). This pronouncement affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if any holder forfeits an award. The FASB concluded that unvested share-based payment awards that contain rights to non-forfeitable dividends are participating securities (i.e. the holders participate in dividends with common stockholders) and must be included in computing basic and diluted earnings per share, if dilutive. ASC 260-10-45 became effective for financial statements beginning January 1, 2009 and requires an entity to retroactively adjust all prior period earnings per share computations to reflect its provisions. Adopting ASC 260-10-45 did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2009, Capstead adopted FASB Staff Position FAS140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“ASC 860-10-40”). Under ASC 860-10-40, certain seller-financed acquisitions of mortgage investments entered into after December 31, 2008 will not qualify as acquisitions if the related borrowings under repurchase arrangements are considered sufficiently linked to the acquisition transaction. Any such seller-financed acquisitions that are deemed to be sufficiently linked will generally be reported net of related financings at fair value with related changes in fair value reported in earnings until such time as the assets are no longer financed with the sellers. No such linked acquisitions have occurred during the quarter and nine months ended September 30, 2009; therefore, implementing ASC 860-10-40 has not had any impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued three concurrent Staff Positions: (i) Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (ii) Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (collectively, these two pronouncements are referred to as “ASC 820-10-35”) and (iii) Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“ASC 825-10-50”). ASC 320-10-35 provides additional guidance for accounting for other-than-temporary impairments on debt securities. In addition to existing guidance, under ASC 320-10-35 an other-than-temporary impairment is deemed to exist if an entity does not expect to recover the entire amortized cost basis of a debt security. ASC 320-10-35 provides for the bifurcation of other-than-temporary impairments into (i) amounts related to credit losses, which are recognized through earnings, and (ii) amounts related to all other factors, which are recognized as a component of Other comprehensive income (loss). Further, ASC 320-10-35 requires certain additional disclosures for debt securities. Finally, ASC 820-10-35 provides additional guidance in determining if the market for an asset or liability is inactive and, accordingly, if quoted market prices may not be indicative of fair value. ASC 825-10-50 extends existing annual financial instrument fair value disclosure requirements to interim periods.
All three of these pronouncements were effective for periods ending after June 15, 2009 and were required to be implemented concurrently. Accordingly, Capstead adopted these pronouncements on April 1, 2009. The adoption did not have any impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued statement No. 165, “Subsequent Events” (“Subsequent Events Topic ASC 855” or “ASC 855”). ASC 855 modifies the definition of what qualifies as a subsequent event — those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued — and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. ASC 855 is effective for periods ending after June 15, 2009. Accordingly, Capstead adopted the standard during the quarter ended June 30, 2009. The adoption of ASC 855 did not have any impact on the Company’s consolidated financial statements. In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after September 30, 2009, up until the time of issuance of the financial statements on November 4, 2009.
Two of the Company’s investments consist of loans secured by interests in commercial real estate. Although these loans are considered variable interests in the entities that own the underlying real estate, Capstead was not considered the primary beneficiary when these investments were made because of the substantial amounts of borrower equity at risk at origination. Although both borrowers are currently in default (See NOTE 4), no events have occurred through September 30, 2009 that would require reconsideration of whether the borrower was still the primary beneficiary under current GAAP. Therefore, these entities remain unconsolidated. In June 2009, the FASB issued statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810-10-25”). Among other items, ASC 810-10-25 responds to concerns about the application of certain key provisions of the previous pronouncement, including those regarding the transparency of the involvement with variable interest entities. ASC 810-10-25 is effective for calendar year companies beginning on January 1, 2010. Although the adoption of this statement is expected to result in the consolidation of one of these investments (the townhome development loans), this is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 — EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income, after deducting preferred share dividends and adjusting for the impact of nonvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding, calculated excluding nonvested stock awards. Diluted earnings per common share is computed by dividing net income, after deducting dividends on convertible preferred shares when such shares are antidilutive and similar adjustments for participating securities, by the weighted average number of common shares and common share equivalents outstanding, giving effect to equity awards and convertible preferred shares, when such awards and shares are dilutive. For calculation purposes the Series A and B preferred shares are considered dilutive whenever basic earnings per common share exceeds each Series’ dividend divided by the conversion rate applicable for that period. Nonvested stock awards that are deemed participating securities are included in the calculation of diluted earnings per share, if dilutive, under either the two class method or the treasury stock method, depending upon which method produces the more dilutive result. Components of the computation of basic and diluted earnings per common share were as follows (dollars in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Numerator for basic earnings per common share:
Net income	$42,085	$34,746	$126,668	$101,621
Series A and B preferred share dividends	(5,058)	(5,062)	(15,180)	(15,189)
Basic earnings impact of nonvested stock awards	(182)	(172)	(538)	(556)

	$36,845	$29,512	$110,950	$85,876

Weighted average common shares outstanding:
Total average shares outstanding	65,745	56,656	64,140	52,352
Average nonvested stock awards outstanding	(353)	(338)	(377)	(361)

	65,392	56,318	63,763	51,991

Basic earnings per common share	$0.56	$0.52	$1.74	$1.65

Numerator for diluted earnings per common share:
Net income	$42,085	$34,746	$126,668	$101,621
Dividends on antidilutive convertible preferred shares	—	(4,983)	—	—
Diluted earnings impact of nonvested stock awards	(182)	(172)	(538)	(556)

	$41,903	$29,591	$126,130	$101,065

Denominator for diluted earnings per common share:
Weighted average common shares outstanding	65,392	56,318	63,763	51,991
Net effect of dilutive option awards	116	108	107	177
Net effect of dilutive convertible preferred shares	9,928	311	9,928	9,830

	75,436	56,737	73,798	61,998

Diluted earnings per common share	$0.56	$0.52	$1.71	$1.63

Potentially dilutive securities:
Antidilutive convertible preferred shares	—	15,819	—	—
Antidilutive equity awards excluded under the treasury stock method:
Shares issuable under option awards	10	40	40	10
Nonvested stock awards	—	148	—	—

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS
Mortgage securities and similar investments and related weighted average coupon rates and yields classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

		Investment
	Principal	Premiums		Carrying	Net	Average
	Balance	(Discounts)	Basis	Amount(a)	WAC(b)	Yield(b)

September 30, 2009
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$7,440	$22	$7,462	$7,481	6.72%	6.47%
ARMs	7,230,701	98,730	7,329,431	7,491,764	4.42	3.96
Ginnie Mae ARMs	344,877	1,864	346,741	351,823	4.22	4.06

	7,583,018	100,616	7,683,634	7,851,068	4.41	3.96

Residential mortgage loans:
Fixed-rate	3,737	6	3,743	3,743	7.00	6.67
ARMs	8,482	76	8,558	8,558	4.41	4.57

	12,219	82	12,301	12,301	5.20	5.27
Commercial loans and securities	54,400	67	54,467	53,436	1.85	1.40
Collateral for structured financings	3,613	60	3,673	3,673	8.05	5.84

	$7,653,250	$100,825	$7,754,075	$7,920,478	4.40	3.95

December 31, 2008
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$9,991	$31	$10,022	$10,041	6.64%	6.56%
ARMs	6,928,385	90,942	7,019,327	7,029,002	5.29	4.90
Ginnie Mae ARMs	394,909	2,056	396,965	397,443	4.94	4.81

	7,333,285	93,029	7,426,314	7,436,486	5.27	4.90

Residential mortgage loans:
Fixed-rate	5,880	(8)	5,872	5,872	7.16	7.09
ARMs	9,053	79	9,132	9,132	5.58	5.90

	14,933	71	15,004	15,004	6.20	6.36
Commercial loans	43,444	—	43,444	43,163	7.03	8.48
Collateral for structured financings	4,523	73	4,596	4,596	8.09	7.79

	$7,396,185	$93,173	$7,489,358	$7,499,249	5.29	4.92

(a)	Includes unrealized gains and losses for securities classified as available-for-sale, if applicable (see NOTE 9) and an allowance for possible loan losses on commercial loans totaling $1.0 million and $281,000 at September 30, 2009 and December 31, 2008, respectively.

(b)	Net WAC, or weighted average coupon, is presented net of servicing and other fees as of the indicated balance sheet date. Average yield is presented for the quarter then ended, calculated including the amortization of investment premiums (discounts) and excluding unrealized gains and losses.
Agency Securities carry an implied AAA rating and therefore limited credit risk. Residential mortgage loans held by the Company were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company. Commercial loans and securities at September 30, 2009 consist of either subordinate loans that carry credit risk associated with specific commercial real estate collateral or AAA-rated senior notes (see below). Collateral for structured financings consists of private residential mortgage pass-through securities obtained through the above-mentioned mortgage conduit that are pledged to secure securitizations. The related credit risk is borne by bondholders of the securitizations. The maturity of mortgage securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, the actual maturity of the Company’s mortgage securities will be significantly shorter than the portfolio’s 292 month weighted average contractual maturity.
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
The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. The average months-to-roll for the $5.69 billion (basis) in current-reset ARM securities held by the Company as of September 30, 2009 was 5.2 months compared to 29.1 months for the Company’s $1.99 billion (basis) in longer-to-reset ARM securities.
Investments in commercial loans and securities as of September 30, 2009 consisted of $6.0 million in subordinated loans to a Dallas, Texas-based townhome developer expected to be repaid primarily through unit sales, $38.4 million in subordinated loans collateralized by the Four Seasons hotel in Nevis, West Indies, and $10.0 million face amount of AAA-rated senior notes issued by one of the Company’s lending counterparties.
Regarding the townhome development loans, in January 2009 the Company began making advances for operating expenses on behalf of the borrower who is in financial difficulty. These advances totaled $290,000 and $880,000 for the quarter and nine months ended September 30, 2009. The Company curtailed recognizing interest on these loans effective January 1, 2009 and in June the Company recognized in Miscellaneous other revenue (expense) a $750,000 impairment charge primarily as a result of slow sales and reduced pricing of units collateralizing the loans. With this charge, the Company’s allowance for possible loan losses was increased to $1.0 million. No additional impairment charges were recognized during the quarter ended September 30, 2009 relative to this investment.
The financing for the Nevis property matured in October 2008 and one week later it was significantly damaged by Hurricane Omar, forcing closure of the hotel. The property has wind and business interruption insurance coverage, which together with related reserves, should be sufficient to fund most rebuilding and reopening costs necessary to reopen the hotel. In September 2009 the Company settled a legal dispute with a junior lien holder, subsequently dropped its lawsuit against the lien holder and the loan servicer and, pursuant to the settlement, is currently acting as controlling holder representing the lending group. The Company is currently investigating the lending group’s options for reopening the hotel and achieving an optimal recovery under the circumstances. Included in Receivables and other assets is $808,000 in unpaid interest accrued on this investment during 2008; no interest has been recognized in 2009. Since default, no impairment charges have been recognized relative to this investment.
The senior notes were issued in July 2009 pursuant to a larger private placement by two large commercial banks of senior and junior notes of a lending counterparty. The notes, which bear interest at 10.0% per annum, payable monthly, mature on December 15, 2010 and are callable by the borrower at par.

NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
To facilitate the issuance of Unsecured borrowings, Capstead formed and capitalized three Delaware statutory trusts through the issuance to the Company of the trusts’ common securities totaling $3.1 million (see NOTE 7). The Company’s equity in the earnings of the trusts consists solely of the common trust securities’ pro rata share in interest accruing on Unsecured borrowings issued to the trusts.
NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR
BORROWINGS, INCLUDING RELATED HEDGING ACTIVITY
Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements with commercial banks and other financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each borrowing is initiated or renewed. Related borrowing rates are based on prevailing rates corresponding to the terms of the borrowings. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and market liquidity conditions. In response to declines in fair value of pledged securities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. The maturity of outstanding structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral and these financings are subject to redemption by the residual bondholders. Repurchase arrangements and similar borrowings, classified by type of collateral and maturities, and related weighted average interest rates were as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Borrowings	Average	Borrowings	Average
Collateral Type	Outstanding	Rate *	Outstanding	Rate *

Borrowings with maturities of 30 days or less:
Agency Securities	$5,285,140	0.36%	$5,179,137	2.74%

Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	—	—	835,628	2.87
Agency Securities (91 to 360 days)	1,703,942	0.39	732,139	5.13

	1,703,942	0.39	1,567,767	3.93

Similar borrowings:
Collateral for structured financings	3,673	8.05	4,596	8.09

	$6,992,755	0.37	$6,751,500	3.02

*	Average rate is presented as of the indicated balance sheet date and does not include the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30- to 90-day borrowings (see below). After giving effect to these cash flow hedges, the average rate was 1.34% and 3.55% as of September 30, 2009 and December 31, 2008, respectively.
Prior to the fourth quarter of 2007, Capstead routinely made use of longer-dated repurchase arrangements to mitigate exposure to higher short-term interest rates, particularly related to investments in longer-to-reset ARM Agency Securities. The remaining $557 million of these longer-term committed borrowings with an average interest rate of 5.17% matured in August 2009. Late in 2007 the Company began using two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements for this purpose in lieu of longer-dated repurchase arrangements. As of September 30, 2009, the Company’s swap positions consisted of 23 swap agreements with four large commercial banks with notional amounts totaling $2.80 billion at average fixed rates of 2.76% and average remaining terms of nine months, including agreements with notional amounts totaling $900 million with average fixed rates of 4.03% that terminate in November and December 2009; $800 million with average fixed rates of 2.84% that terminate during the quarter ended March 31, 2010; $200 million with average fixed rates of 3.17% that terminate during the quarter ended June 30, 2010; and $900 million with average fixed rates of 1.33% that terminate between January and September 2011.

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

	Balance Sheet	September 30,	December 31,
	Location	2009	2008

Balance sheet-related
Derivatives designated as cash flow hedging instruments:
Interest rate swap agreements at fair value — assets	(a)	$43	$—
Interest rate swap agreements at fair value — (liabilities) (c)	(a)	(20,472)	(46,679)
Related net interest payable	(b)	(18,065)	(12,909)

		$(38,494)	$(59,588)

	Location of
	Gain or (Loss)	Quarter Ended		Nine Months Ended
	Recognized in	September 30		September 30
	Net Income	2009	2008	2009	2008

Income statement-related
Components of effect on interest expense:	(a)
Amount of gain (loss) reclassified from AOCI:
Effective portion of active positions		$(15,558)	$(3,751)	$(41,201)	$(7,013)
Effective portion of terminated positions (d)		(342)	(342)	(901)	(591)

		(15,900)	(4,093)	(42,102)	(7,604)
Amount of gain (loss) recognized (ineffective portion)		(631)	(106)	(983)	804

(Increase) decrease in interest expense		(16,531)	(4,199)	(43,085)	(6,800)
Holding gains on interest rate swap agreements realized prior to designation as cash flow hedges	(e)	—	—	—	81

Decrease in Net income as a result of the use of interest rate swap agreements		$(16,531)	$(4,199)	$(43,085)	$(6,719)

Other comprehensive income-related:
Amount of gain (loss) recognized in other comprehensive income (loss) (effective portion)		$(6,191)	$(5,252)	$(14,240)	$(10,632)

(a)	Included under this caption on the face of the balance sheet or statement of income.

(b)	Included in Accounts payable and accrued expenses on the face of the balance sheet.

(c)	The estimated amount of unrealized losses that will be recognized in the statement of income over the next twelve months in the form of fixed and variable rate swap payments in excess of current market rates totaled $22.7 million as of September 30, 2009.

(d)	In March 2008 a swap agreement with a $100 million notional amount was terminated for a realized loss of $2.3 million which is being amortized to earnings over the original two-year term of the Derivative (through January 2010).

(e)	Included in Miscellaneous other revenue (expense) on the face of the statement of income.

The Company’s interest rate swap agreements are measured at fair value on a recurring basis primarily using Level Two Inputs in accordance with Topic 820 “Fair Value Measurements and Disclosures” (ASC 820-10-35). In determining fair value estimates for these agreements, the Company utilizes the standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts based on expected future interest rates derived from observable market interest rate curves. The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk as applicable in determining the fair value of its interest rate swap agreements. In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation of these agreements.
NOTE 7 — UNSECURED BORROWINGS
Unsecured borrowings consist of 30-year junior subordinated notes issued in 2006 and 2005 to three special-purpose, statutory trusts. These unconsolidated affiliates of the Company were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.6 million in remaining issue costs associated with these transactions. Note balances and related weighted average interest rates as of September 30, 2009 and December 31, 2008 (calculated including issue cost amortization) were as follows (dollars in thousands):

	Borrowings	Average
	Outstanding	Rate

Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.46
Capstead Mortgage Trust III	25,774	8.78

	$103,095	8.49

The junior subordinated notes pay interest to the trusts quarterly calculated at fixed rates of 8.19% to 8.685% for ten years from issuance and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead Mortgage Trust I notes and trust securities mature in October 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after October 30, 2010. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. The Capstead Mortgage Trust III notes and trust securities mature in September 2036 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016. The weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.49% during the quarter and nine months ended September 30, 2009.
NOTE 8 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is net income plus other comprehensive income (loss). Other comprehensive income (loss) currently consists of the change in unrealized gain on mortgage securities classified as available-for-sale and amounts related to Derivatives held as cash flow hedges. As of September 30, 2009, the Accumulated other comprehensive income (loss) component of Stockholders’ equity consisted of $167.4 million in net unrealized gains on mortgage securities held available-for-sale, $19.4 million in net unrealized losses on Derivatives held as cash flow hedges and the $381,000 amortized balance of a realized loss offset by $47,000 in realized gains, both related to terminated cash flow hedges. The following provides information regarding the components of comprehensive income (loss) (in thousands):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Net income	$42,085	$34,746	$126,668	$101,621

Other comprehensive income (loss):
Amounts related to available-for-sale securities:
Reclassification adjustments for amounts included in net income	—	—	—	1,408
Change in net unrealized gains	30,680	(23,440)	157,262	(22,933)
Amounts related to cash flow hedges:
Change in net unrealized losses	(6,191)	(5,252)	(14,240)	(8,357)
Early termination of interest rate swap agreement	—	—	—	(2,275)
Reclassification adjustment for amounts included in net income	15,900	4,092	42,102	7,599

Other comprehensive income (loss)	40,389	(24,600)	185,124	(24,558)

Comprehensive income (loss)	$82,474	$10,146	$311,792	$77,063

NOTE 9 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS
The following tables and related discussion provide fair value disclosures as of the indicated balance sheet dates for Capstead’s financial assets and liabilities, most of which are influenced by changes in, and market expectations for changes in, interest rates and market liquidity conditions, as well as other factors beyond the control of management. Excluded from these disclosures are financial instruments for which the Company’s cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, including Cash and cash equivalents, Cash collateral receivable from interest rate swap counterparties, receivables, payables and borrowings under repurchase arrangements with initial terms of 120 days or less.
The Company’s holdings of residential mortgage securities, nearly all of which are classified as held available-for-sale, are measured at fair value on a recurring basis using Level Two Inputs in accordance with ASC 820-10-35. In determining fair value estimates for mortgage securities the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions.
Fair values for commercial loans are estimated using valuation techniques that involve uncertainties and are affected by assumptions used and judgments made regarding risk characteristics, discount rates, future cash flows, future loss expectations, and other factors, i.e., Level Three Inputs in accordance with ASC 820-10-35. Fair values of commercial securities are estimated based on the prices of other like-rated notes of similar maturities, considering the coupon interest rate and limited marketability of these securities, i.e., Level Two Inputs in accordance with ASC 820-10-35. In estimating the fair value of its commercial loans and securities the Company used discount rates of 10 to 25% to determine the net present value of related future cash flows. Fair values of borrowings under repurchase arrangements with initial terms of greater than 120 days and Unsecured borrowings are estimated based on offer prices for similar financial instruments or market positions, i.e., Level Two Inputs in accordance with ASC 820-10-35. See NOTE 6 for information relative to the valuation of interest rate swap agreements.

Fair value disclosures for financial instruments other than debt securities were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Residential mortgage loans	$12,301	$12,400	$15,004	$15,000
Commercial loans	43,369	26,100	43,163	25,500
Interest rate swap agreements	43	43	—	—
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	—	—	1,127,420	1,142,900
Unsecured borrowings	103,095	100,700	103,095	85,900
Interest rate swap agreements	20,472	20,472	46,679	46,679
Fair value disclosures for debt securities were as follows (in thousands):

		Gross Unrealized
	Basis	Gains	Losses	Fair Value

As of September 30, 2009
Agency Securities classified as available-for-sale	$7,676,373	$167,873	$439	$7,843,807
Residential mortgage and commercial securities classified as held-to-maturity	21,001	461	67	21,395

As of December 31, 2008
Agency Securities classified as available-for-sale	$7,416,520	$49,904	$39,732	$7,426,692
Residential mortgage securities classified as held-to-maturity	14,390	332	—	14,722
Additional disclosures for debt securities in an unrealized loss position were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities in an unrealized loss position:
One year or greater	$111,729	$338	$157,675	$2,454
Less than one year	66,429	168	2,762,619	37,278

	$178,158	$506	$2,920,294	$39,732

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
From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of the September 2008 conservatorship of the GSEs and other government support for these entities, helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. Additionally, this support for the GSEs and other government actions to support the global financial system and improve market conditions has dramatically improved market liquidity for leveraged holders of Agency Securities compared to conditions existing late in 2008 in the aftermath of the Lehman Brothers Holdings, Inc. bankruptcy. Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at September 30, 2009.
During the quarter ended March 31, 2008, the Company sold Agency Securities classified as available-for-sale with a cost basis of $768 million recognizing a net loss of $1.4 million (gross realized losses of $2.7 million, and gross realized gains of $1.3 million) included in Miscellaneous other revenue (expense). No asset sales occurred during the quarter and nine months ended September 30, 2009.
NOTE 10 — COMPENSATION PROGRAMS
The compensation committee of Capstead’s board of directors administers all compensation programs for officers and employees including salaries, annual incentive compensation and long-term equity-based awards, as well as other benefit programs.
Performance-based Cash Compensation Program to Augment Base Salaries
To augment base salaries of certain executive officers, in 2008 the committee implemented a performance-based cash compensation program that provides for payments equal to the per share dividend declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalents”). Dividend Equivalents are not attached to any stock or option awards and only have the right to receive the same cash distributions as the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service. In implementing this program, initial Dividend Equivalents for 225,000 phantom common shares with terms ending on July 1, 2012 were granted to certain executive officers in July 2008. On July 14, 2009, these officers received additional grants for 225,000 phantom common shares, also with terms ending July 1, 2012. During the quarter and nine months ended September 30, 2009, the Company recognized in General and administrative expense $252,000 and $509,000 related to this program, respectively.
Annual Incentive Compensation
To provide officers and employees with an appropriate performance-based annual incentive compensation opportunity, each year the committee approves an incentive formula to create an incentive pool equal to a percentage participation in the Company’s earnings in excess of a pre-established performance threshold. The committee has complete discretion with respect to the amount to be distributed from the pool, including its allocation between executive officers and other employees. Approved distributions are typically made subsequent to year-end. The committee used its discretion to limit the total amount of annual incentive compensation awarded for the year ended December 31, 2008 to $6.0 million.
For 2009 the committee modified the formula for determining the incentive pool and established a guideline for determining the maximum amount available to be paid in any single year equal to 50 basis points multiplied by average long-term investment capital, as defined. For purposes of the 2009 calculation, the incentive pool will equal a 10% participation in “annual earnings” (defined as Net income excluding Incentive compensation expense, any gain or loss from portfolio restructurings and interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts reflected in the balance sheet as Investments in unconsolidated affiliates) in excess of a benchmark amount based on “average long-term investment capital” (defined as Unsecured borrowings, net of related investments in statutory trusts and average Stockholders’ equity, excluding Accumulated other comprehensive income (loss), incentive compensation accruals, any gain or loss from portfolio restructurings and interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts) multiplied by the greater of 8.00% or the average 10-year U.S. Treasury rate plus 200 basis points. During the quarter and nine months ended September 30, 2009, the Company recognized Incentive compensation expense of $1.1 million and $3.4 million, respectively; the accrual for which is included in Accounts payable and accrued expenses.
Long-term Equity-based Awards
The Company sponsors equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”). As of September 30, 2009, the Plans had 1,608,549 common shares remaining available for future issuance.
Service-based stock awards issued to directors and employees that vest in annual installments in 2009 and future years, subject to certain restrictions (principally continuous service), were as follows as of September 30, 2009:

	Grant Date	Total
Year of	Fair Value	Original	Shares Vesting In:
Grant	Per Share	Grants	2009	2010	2011	2012	2013	2014

2005	$7.86	172,600	35,100	—	—	—	—	—
2006	8.06	218,957	48,126	44,374	44,374	—	—	—
2007	12.93	156,000	24,672	23,672	23,665	23,665	23,663	23,663
2008	12.87	6,000	6,000	—	—	—	—	—
2009	11.39	6,000	—	6,000	—	—	—	—
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
Total stock award activity for the nine months ended September 30, 2009 is summarized below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Stock awards outstanding at December 31, 2008	479,132	$10.30
Grants	6,000	11.39
Forfeitures	(17,500)	9.19
Vestings	(113,898)	9.39

Stock awards outstanding at September 30, 2009	353,734	10.66

During the quarter and nine months ended September 30, 2009, the Company recognized in General and administrative expense $238,000 and $800,000 related to stock awards, respectively. Unrecognized compensation expense for unvested stock awards totaled $3.0 million as of September 30, 2009, to be expensed over a weighted average period of 2.1 years.

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
Option awards issued to directors and employees that vest in annual installments in 2009 and future years, subject to certain restrictions (principally continuous service), were as follows as of September 30, 2009:

	Grant Date
Year of	Fair Value	Strike	Total	Remaining Shares Vesting In:
Grant	Per Share*	Price	Original Grants	2009	2010	2011

2005	$0.61	$7.85	430,000	71,875	—	—
2006	0.78	7.43	258,000	36,000	36,000	—
2007	0.89	10.46	220,500	40,750	40,750	40,750
2008	2.08	12.87	30,000	30,000	—	—
2009	1.52	11.69	30,000	—	30,000	—

*	Based on volatility factors of 27%, 31%, 27%, 50% and 51% for years 2005, 2006, 2007, 2008 and 2009, respectively; dividend yields of 10% for years 2005 through 2007, 12% for 2008 and 14% for 2009; risk-free rates of 3.76%, 4.91%, 4.60%, 2.91% and 1.70% for years 2005, 2006, 2007, 2008 and 2009, respectively; and four year expected terms.
Option award activity for the nine months ended September 30, 2009 is summarized below:

	Number of	Weighted Average
	Shares	Exercise Price

Option awards outstanding at December 31, 2008	555,750	$9.12
Grants	30,000	11.69
Forfeitures	(43,750)	8.43
Exercises	(246,375)	7.95

Option awards outstanding at September 30, 2009	295,625	10.46

Exercisable option awards outstanding as of September 30, 2009 totaled 148,125 common shares and had a weighted average remaining contractual term of 7.4 years, an average exercise price of $10.93 and aggregate intrinsic value of $447,000. The total intrinsic value of option awards exercised during the quarter and nine months ended September 30, 2009 was $1.1 million and $1.4 million, respectively. During the quarter and nine months ended September 30, 2009, the Company recognized in General and administrative expense $15,000 and $50,000 related to option awards, respectively. Unrecognized compensation costs for unvested option awards totaled $55,000 as of September 30, 2009, to be expensed over a weighted average period of 0.9 years.
Other Benefit Programs
Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and discretionary contributions of up to another 3% of compensation regardless of participation in the plans. Company contributions are subject to certain vesting requirements. During the quarter and nine months ended September 30, 2009, the Company recognized in General and administrative expense $101,000 and $296,000 related to contributions to these plans, respectively.

NOTE 11 — NET INTEREST INCOME ANALYSIS
The following summarizes interest income, interest expense and weighted average interest rates as well as related changes in interest income and interest expense due to changes in interest rates versus changes in volume (dollars in thousands):

	Quarter Ended September 30
	2009		2008		Related Changes in
		Average		Average
	Amount	Rate	Amount	Rate	Rate*	Volume*	Total*

Interest income:
Mortgage securities and similar investments	$74,695	3.95%	$99,205	5.00%	$(20,028)	$(4,482)	$(24,510)
Other	69	0.25	346	2.31	(442)	165	(277)

	74,764	3.90	99,551	4.98	(20,470)	(4,317)	(24,787)

Interest expense:
Repurchase arrangements and similar borrowings	(26,802)	1.55	(60,032)	3.26	(29,178)	(4,052)	(33,230)
Unsecured borrowings	(2,186)	8.49	(2,186)	8.49	—	—	—

	(28,988)	1.65	(62,218)	3.34	(29,178)	(4,052)	(33,230)

	$45,776	2.25	$37,333	1.64	$8,708	$(265)	$8,443

	Nine Months Ended September 30
	2009		2008		Related Changes in
		Average		Average
	Amount	Rate	Amount	Rate	Rate*	Volume*	Total*

Interest income:
Mortgage securities and similar investments	$243,641	4.30%	$302,888	5.32%	$(57,791)	$(1,456)	$(59,247)
Other	419	0.46	1,932	3.00	(2,089)	576	(1,513)

	244,060	4.24	304,820	5.30	(59,880)	(880)	(60,760)

Interest expense:
Repurchase arrangements and similar borrowings	(98,385)	1.92	(184,357)	3.49	(79,832)	(6,140)	(85,972)
Unsecured borrowings	(6,560)	8.49	(6,560)	8.49	—	—	—

	(104,945)	2.01	(190,917)	3.56	(79,832)	(6,140)	(85,972)

	$139,115	2.23	$113,903	1.74	$19,952	$5,260	$25,212

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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
Capstead typically finances its investments with its long-term investment capital, which consists of common stockholders’ equity together with $179 million of perpetual preferred stockholders’ equity (recorded amount) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts) supported by its borrowings under repurchase arrangements with commercial banks and other financial institutions. During the nine months ended September 30, 2009, the Company’s long-term investment capital increased by $266 million to $1.13 billion, due largely to increases in fair value of the Company’s holdings of Agency Securities, along with improved interest rate swap valuations and accretion from capital raises. Together, these factors resulted in a decline in portfolio leverage (borrowings under repurchase arrangements divided by long-term investment capital) from 7.85 to one at year-end to 6.21 to one as of September 30, 2009. Pricing for Agency Securities has benefited from efforts by the federal government to support lower mortgage interest rates and improve overall liquidity in the residential mortgage market. The Company’s mortgage securities and similar investments portfolio totaled $7.92 billion at September 30, 2009, an increase of $421 million from year-end.
Capstead earned $42 million and $127 million during the quarter and nine months ended September 30, 2009 compared to $35 million and $102 million during the same periods in 2008 primarily as a result of increased total financing spreads (the difference between yields on the Company’s interest-earning assets and rates on interest-bearing liabilities). Total financing spreads averaged 225 basis points during the current quarter, compared to 164 basis points during the same period in 2008, benefiting from significantly lower borrowing rates primarily attributable to lower short-term interest rates.
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

Capital Raising Activity
During the quarter and nine months ended September 30, 2009 Capstead issued 5,147,000 and 5,835,000 common shares at average prices of $14.00 and $13.82 per share ($13.85 and $13.66 per share, net of expenses), respectively, under the Company’s continuous offering program. These issuances raised $71 million and $80 million in new common equity capital, after underwriting discounts and offering expenses, respectively. The Company may raise more capital in future periods, subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important company-specific news.
Book Value per Common Share
Nearly all of Capstead’s mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share (total stockholders’ equity, less liquidation preferences of the Company’s Series A and B preferred shares, divided by common shares outstanding). The fair value of these positions is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels. The Company’s investment strategy attempts to mitigate these risks by focusing almost exclusively on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans that have interest rates that reset periodically to more current levels. Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios that contain a significant amount of non-agency and/or fixed-rate mortgage securities of any type, which generally results in a more stable book value per common share. The following table progresses book value per common share for the periods indicated:

				Nine Months
	Quarter Ended			Ended
	March 30	June 30	September 30	September 30

Book value per common share, beginning of period	$9.14	$10.34	$11.48	$9.14
Accretion attributed to capital transactions	0.01	0.02	0.17	0.38
Earnings in excess of dividend distributions	0.02	0.01	—	0.01
Dividend distributions in excess of earnings	—	—	(0.02)	—
Improvement in value of mortgage securities classified as available-for-sale	1.04	0.96	0.44	2.28
Improvement in value of interest rate swap Agreements designated as cash flow hedges	0.13	0.15	0.14	0.40

Book value per common share, end of period	$10.34	$11.48	$12.21	$12.21

Increase in book value for the indicated period	$1.20	$1.14	$0.73	$3.07

Residential Mortgage Investments
Managing a large portfolio of residential mortgage investments consisting primarily of ARM Agency Securities is the core focus of Capstead’s investment strategy. As of September 30, 2009, residential mortgage investments totaled $7.87 billion, consisting of over 99% ARM Agency Securities. This compares with residential mortgage investments totaling $7.46 billion as of December 31, 2008. Non-agency-guaranteed residential mortgage investments held by Capstead were limited to $16 million as of September 30, 2009 consisting of well-seasoned, low loan-to-value mortgage loans remaining from a conduit operation operated by the Company in the early 1990’s. The Company holds the related credit risk associated with $12 million of these loans, with the remainder held as collateral for structured financings whereby the related credit risk is borne by the securitizations’ bondholders.

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
ARM securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities either (i) adjust annually based on specified margins over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London interbank offered rate (“LIBOR”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indexes such as one-month LIBOR or the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the loans. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of 18 months or less while longer-to-reset ARM securities have a months-to-roll of greater than 18 months. As of September 30, 2009, the Company’s ARM securities featured the following characteristics (dollars in thousands):

			Fully	Average	Average	Average	Months
		Net	Indexed	Net	Periodic	Lifetime	To
ARM Type	Basis(a)	WAC(b)	WAC(b)	Margins	Caps	Caps	Roll

Current-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	$5,338,114	3.77%	2.54%	1.81%	3.37%	10.46%	5.2
Ginnie Mae	346,741	4.22	1.91	1.53	1.00	10.01	5.3
Residential mortgage loans	8,558	4.41	2.67	2.05	1.53	11.13	4.5

	5,693,413	3.80	2.50	1.80	3.22	10.44	5.2

Longer-to-reset ARMs:
Agency Securities:
Fannie Mae/Freddie Mac	1,991,317	6.15	2.58	1.66	1.97	11.57	29.1

	$7,684,730	4.41	2.52	1.76	2.90	10.73	11.4

(a)	Basis represents the Company’s investment (unpaid principal balance plus unamortized investment premium) before unrealized gains and losses. As of September 30, 2009, the ratio of basis to related unpaid principal balance for the Company’s ARM securities was 101.33. This table excludes commercial investments, fixed-rate residential mortgage investments and collateral for structured financings.

(b)	Net WAC, or weighted average coupon, is presented net of servicing and other fees and as such, represents the cash yield earned by the Company before amortization of investment premiums. Fully indexed WAC represents the coupon upon one or more resets using interest rate indexes as of September 30, 2009 and the applicable net margin.
Capstead typically finances its residential mortgage investments using 30-day borrowings under uncommitted repurchase arrangements with commercial banks and other financial institutions that are re-established monthly, although terms on a portion of these borrowings may be extended at times to manage market liquidity conditions or to take advantage of attractive terms. Interest rates on these borrowings are based on prevailing rates corresponding to the terms of the borrowings. Prior to the market turmoil that began in August 2007, the Company routinely made use of longer-dated repurchase arrangements to mitigate exposure to higher short-term interest rates, particularly as it pertains to investments in longer-to-reset ARM Agency Securities. The remaining $557 million of these longer-term committed borrowings with an average interest rate of 5.17% matured in August 2009. The Company’s borrowings under repurchase arrangements as of September 30, 2009 consisted of $6.99 billion of primarily 30-day borrowings with 16 counterparties at average rates of 0.37%.
In November 2007 the Company began using two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements entered into with four large commercial banks in lieu of longer-term borrowings. Under the terms of the interest rate swap agreements held by Capstead as of September 30, 2009, the Company pays fixed rates of interest averaging 2.76% on notional amounts totaling $2.80 billion with an average maturity of nine months, including agreements with notional amounts totaling $900 million and average fixed rates of 4.03% that terminate in November and December 2009, $800 million with average fixed rates of 2.84% that terminate during the quarter ended March 31, 2010; $200 million with average fixed rates of 3.17% that terminate during the quarter ended June 30, 2010; and $900 million with average fixed rates of 1.33% that terminate between January and September 2011. Variable payments received by the Company under these agreements provide an offset to interest accruing on a like amount of the Company’s 30- to 90-day borrowings leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and the spread between variable rates on the swap agreements and related actual borrowing rates.
After consideration of these swap positions, the Company’s portfolio and related borrowings under repurchase arrangements had durations of approximately eight and four months, respectively, for a net duration gap of approximately four months. Duration is a measure of market price sensitivity to interest rate movements. For instance, a 12 month duration infers that a position should change in value by one percent with a one percent change in interest rates, subject to other market variables and changes in market conditions. The Company intends to continue to manage interest rate risk by utilizing suitable derivative financial instruments (“Derivatives”) such as interest rate swap agreements as well as longer-dated committed borrowings if available at attractive terms.
In response to deteriorating market conditions experienced the latter part of 2007 and in 2008, Capstead reduced its portfolio leverage during those periods by raising a significant amount of new common equity capital, selling a limited amount of Agency Securities and, when appropriate, curtailing the replacement of portfolio runoff. In addition, the Company increased the number of lending counterparties with which it uses on a regular basis. During 2009, the Company resumed its usual practice of replacing portfolio runoff and deploying new common equity capital into additional holdings of ARM Agency Securities, with a focus on acquiring current-reset ARM securities. Additionally, the Company has experienced a significant increase in the fair value of its portfolio. Year-to-date, acquisitions (consisting primarily of current-reset ARM Agency Securities) totaled $1.31 billion in principal amount with a net WAC of 4.28% and a purchase yield of 2.95%, while portfolio runoff totaled $1.07 billion in principal amount. Combined with a $157 million improvement in pricing of Agency Securities classified as available-for-sale, the Company’s holdings of residential mortgage investments increased $411 million in 2009. Total runoff for residential mortgage investments increased during the current quarter to an average annualized rate of 21.7%, while averaging 17.6% year-to-date compared to 18.4% throughout 2008. While trending higher from near-record low levels experienced earlier this year, prepayment rates remain at relatively favorable levels and continue to be restrained by the pronounced contraction seen in residential mortgage lending, largely because of national trends toward declining home values and tighter mortgage loan underwriting standards. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, high levels of mortgage prepayments can put downward pressure on ARM security yields because the level of mortgage prepayments impacts how quickly investment premiums are written off against earnings as portfolio yield adjustments.

Commercial Investments
In prior years Capstead periodically augmented its core investment strategy with investments in credit-sensitive commercial real estate-related assets that could earn attractive risk-adjusted returns. In light of overall credit market conditions, in 2008 management concluded that it will not pursue additional investments in commercial real estate-related assets in order to focus its efforts on the Company’s core portfolio of ARM Agency Securities. Investments in commercial loans and securities as of September 30, 2009 consisted of $6.0 million in subordinated loans to a Dallas, Texas-based townhome developer expected to be repaid primarily through unit sales, $38.4 million in subordinated loans collateralized by the Four Seasons hotel in Nevis, West Indies, and $10.0 million face amount of AAA-rated senior notes issued by one of the Company’s lending counterparties.
Regarding the townhome development loans, in January 2009 the Company began making advances for operating expenses on behalf of the borrower who is in financial difficulty. These advances totaled $290,000 and $880,000 for the quarter and nine months ended September 30, 2009. The Company curtailed recognizing interest on these loans effective January 1, 2009 and in June the Company recognized in Miscellaneous other revenue (expense) a $750,000 impairment charge, increasing its allowance for possible loan losses to $1.0 million, primarily because of slow sales and reduced pricing of units collateralizing the townhome development loans. No additional impairment charges were recognized during the quarter ended September 30, 2009 relative to this investment.
The financing for the Nevis property matured in October 2008 and one week later it was significantly damaged by Hurricane Omar, forcing closure of the hotel. The property has wind and business interruption insurance coverage, which together with related reserves, should be sufficient to fund most rebuilding and reopening costs necessary to reopen the hotel. In September 2009 the Company settled a legal dispute with a junior lien holder, subsequently dropped its lawsuit against the lien holder and the loan servicer and, pursuant to the settlement, is now acting as controlling holder representing the lending group. The Company is currently investigating the lending group’s options for reopening the hotel and achieving an optimal recovery under the circumstances. On January 1, 2009 the Company curtailed recognizing interest and during 2009 no impairment charges have been recognized relative to this investment.
The senior notes were issued in July 2009 pursuant to a larger private placement by two large commercial banks of senior and junior notes of a lending counterparty. The notes, which bear interest at 10.0% per annum, payable monthly, mature on December 15, 2010 and are callable by the borrower at par.
Utilization of Long-term Investment Capital and Potential Liquidity
Capstead finances a majority of its holdings of residential mortgage securities with commercial banks and other financial institutions using borrowings under repurchase arrangements supported by the Company’s long-term investment capital. Assuming potential liquidity is available, borrowings under repurchase agreements generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, the Company’s potential liquidity inherent in its investment portfolios is as important as the actual level of cash and cash equivalents carried on the balance sheet. Potential liquidity is affected by, among other things, changes in market value of assets pledged as determined by lending counterparties; principal prepayments; collateral requirements of lenders; and general conditions in the commercial banking and mortgage finance industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”).

Capstead’s utilization of long-term investment capital and its estimated potential liquidity were as follows as of September 30, 2009 in comparison with December 31, 2008 (in thousands):

		Related	Capital	Potential
	Investments(a)	Borrowings	Employed(a)	Liquidity(a)
Mortgage securities and similar investments	$7,920,478	$6,992,755	$927,723	$456,540

Other assets, net of other liabilities			237,681	168,496
Third quarter common dividend			(38,695)	(38,695)

			$1,126,709	$586,341

Balances as of December 31, 2008	$7,499,249	$6,751,500	$860,428	$302,931

(a)	Investments are stated at carrying amounts on the Company’s balance sheets. Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources (uses) of liquidity such as cash and cash equivalents and dividends payable.
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
In response to deteriorating market conditions experienced the latter part of 2007 and in 2008, Capstead reduced its portfolio leverage during these periods by raising new common equity capital, selling a limited amount of mortgage securities, and, when appropriate, curtailing the replacement of portfolio runoff. As a result of these efforts, the Company lowered its portfolio leverage from 11.50 to one at June 30, 2007 to 7.85 to one by December 31, 2008. Portfolio leverage declined further to 6.21 to one by September 30, 2009, due largely to increases in the fair value of the Company’s holdings of Agency Securities, along with improved interest rate swap valuations and accretion from capital raises. Together with maintaining higher than usual cash balances and expanding the number of lending counterparties with whom the Company routinely does business, these steps have increased the Company’s financial flexibility to address challenging market conditions. Management currently believes it is appropriate to maintain the Company’s leverage below the low end of its targeted range of eight to 12 times long-term investment capital and will take actions similar to those described above in order to maintain sufficient financial flexibility should market conditions warrant.
Recent Accounting Developments
In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (now referred to as “ASC 260-10-45” under the FASB Accounting Standards Codification or “ASC”). This pronouncement affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if any holder forfeits an award. The FASB concluded that unvested share-based payment awards that contain rights to non-forfeitable dividends are participating securities (i.e. the holders participate in dividends with common stockholders) and must be included in computing basic and diluted earnings per share, if dilutive. ASC 260-10-45 became effective for financial statements beginning January 1, 2009 and requires an entity to retroactively adjust all prior period earnings per share computations to reflect its provisions. Adopting ASC 260-10-45 did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2009, Capstead adopted FASB Staff Position FAS140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“ASC 860-10-40”). Under ASC 860-10-40, certain seller-financed acquisitions of mortgage investments entered into after December 31, 2008 will not qualify as acquisitions if the related borrowings under repurchase arrangements are considered sufficiently linked to the acquisition transaction. Any such seller-financed acquisitions that are deemed to be sufficiently linked will generally be reported net of related financings at fair value with related changes in fair value reported in earnings until such time as the assets are no longer financed with the sellers. No such linked acquisitions have occurred during the quarter and nine months ended September 30, 2009; therefore, implementing ASC 860-10-40 has not had any impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued three concurrent Staff Positions: (i) Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (ii) Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (collectively, these two pronouncements are referred to as “ASC 820-10-35”) and (iii) Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“ASC 825-10-50”). ASC 320-10-35 provides additional guidance for accounting for other-than-temporary impairments on debt securities. In addition to existing guidance, under ASC 320-10-35 an other-than-temporary impairment is deemed to exist if an entity does not expect to recover the entire amortized cost basis of a debt security. ASC 320-10-35 provides for the bifurcation of other-than-temporary impairments into (i) amounts related to credit losses, which are recognized through earnings, and (ii) amounts related to all other factors, which are recognized as a component of Other comprehensive income (loss). Further, ASC 320-10-35 requires certain additional disclosures for debt securities. Finally, ASC 820-10-35 provides additional guidance in determining if the market for an asset or liability is inactive and, accordingly, if quoted market prices may not be indicative of fair value. ASC 825-10-50 extends existing annual financial instrument fair value disclosure requirements to interim periods. All three of these pronouncements were effective for periods ending after June 15, 2009 and were required to be implemented concurrently. Accordingly, Capstead adopted these pronouncements on April 1, 2009. The adoption did not have any impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued statement No. 165, “Subsequent Events” (“Subsequent Events Topic 855” or “ASC 855”). ASC 855 modifies the definition of what qualifies as a subsequent event — those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued — and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. ASC 855 is effective for periods ending after June 15, 2009. Accordingly, Capstead adopted the standard during the quarter ended June 30, 2009. The adoption of ASC 855 did not have any impact on the Company’s consolidated financial statements. In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after September 30, 2009, up until the time of issuance of the financial statements on November 4, 2009.
Although the Company’s commercial real estate-related investments are considered variable interests in the entities that own the underlying real estate, Capstead was not considered the primary beneficiary when these investments were made because of the substantial amounts of borrower equity at risk at origination. Although both borrowers are currently in default (See NOTE 4), no events have occurred through September 30, 2009 that would require reconsideration of whether the borrower was still the primary beneficiary under current GAAP. Therefore, these entities remain unconsolidated. In June 2009, the FASB issued statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810-10-25”). Among other items, ASC 810-10-25 responds to concerns about the application of certain key provisions of the previous pronouncement, including those regarding the transparency of the involvement with variable interest entities. ASC 810-10-25 is effective for calendar year companies beginning on January 1, 2010. Although the adoption of this statement is expected to result in the consolidation of one of these investments (the townhome development loans), this is not expected to have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

	Quarter Ended		Nine Months
	September 30		Ended September 30
	2009	2008	2009	2008

Income statement data (dollars in thousands, except per share data):
Interest income:
Mortgage securities and similar investments	$74,695	$99,205	$243,641	$302,888
Other	69	346	419	1,932

	74,764	99,551	244,060	304,820

Interest expense:
Repurchase arrangements and similar borrowings	(26,802)	(60,032)	(98,385)	(184,357)
Unsecured borrowings	(2,186)	(2,186)	(6,560)	(6,560)

	(28,988)	(62,218)	(104,945)	(190,917)

	45,776	37,333	139,115	113,903

Other revenue (expense):
Miscellaneous other revenue (expense)	16	(45)	(893)	(1,469)
Incentive compensation expense	(1,058)	(300)	(3,435)	(4,820)
General and administrative expense	(2,713)	(2,306)	(8,313)	(6,187)

	(3,755)	(2,651)	(12,641)	(12,476)

	42,021	34,682	126,474	101,427
Equity in earnings of unconsolidated affiliates	64	64	194	194

Net income	$42,085	$34,746	$126,668	$101,621

Net income available to common stockholders, after preferred share dividends	$37,027	$29,684	$111,488	$86,432

Diluted earnings per common share	$0.56	$0.52	$1.71	$1.63
Average diluted shares outstanding:	75,436	56,737	73,798	61,998
Key portfolio statistics (dollars in millions):
Average yields:
Mortgage securities and similar investments	3.95%	5.00%	4.30%	5.32%
Other	0.25	2.31	0.46	3.00
Total average yields	3.90	4.98	4.24	5.30
Average borrowing rates:
Repurchase arrangements and similar borrowings	1.55	3.26	1.92	3.49
Unsecured borrowings	8.49	8.49	8.49	8.49
Total borrowing rates	1.65	3.34	2.01	3.56
Total financing spreads	2.25	1.64	2.23	1.74
Net yield on total interest-earning assets	2.37	1.86	2.42	1.98
Average portfolio runoff rate	21.60	19.12	17.46	19.51
Average basis in interest-earning assets and interest-bearing liabilities:
Mortgage securities and similar investments	$7,564	$7,928	$7,553	$7,592
Other interest-earning assets	112	60	121	86
Repurchase arrangements and similar borrowings	6,785	7,196	6,771	6,942
Unsecured borrowings	103	103	103	103
Average long-term investment capital	1,076	873	1,000	812
General and administrative and incentive compensation expense as a percentage of average long-term investment capital	1.39%	1.19%	1.57%	1.81%
Return on average long-term investment capital	16.30	16.81	17.79	17.76

Capstead’s net income totaled $42 million and $127 million during the quarter and nine months ended September 30, 2009, respectively, compared to $35 million and $102 million during the same periods in 2008 primarily as a result of increased net interest margins and financing spreads on mortgage securities and similar investments and other interest-earning assets. Net interest margins and financing spreads improved as declines in interest income and portfolio yields resulting from lower prevailing interest rates were more than offset by the effects of lower borrowing rates. Portfolio leverage declined from 7.85 to one at year-end to 6.21 to one by September 30, due largely to a significant increase in fair value of the Company’s holdings of Agency Securities, along with improved interest rate swap valuations and accretion from capital raises. This compares to portfolio leverage of 9.84 to one at the beginning of 2008 that was reduced to 8.36 to one at September 30, 2008 primarily through capital raising activities and asset sales.
Total financing spreads averaged 225 and 223 basis points during the quarter and nine months ended September 30, 2009 compared to 164 and 174 basis points during the same periods in 2008, having benefited from lower borrowing rates primarily attributable to lower short-term interest rates prevailing during 2009. Average portfolio yields were 108 and 106 basis points lower during the quarter and nine months ended September 30, 2009 compared to the same periods in 2008 reflecting (a) lower yields on existing portfolio as coupon interest rates on the underlying mortgage loans continued resetting to rates more reflective of the current rate environment, (b) lower market yields on acquisitions and (c) the curtailment of interest accruals on commercial real estate-related investments. In addition, yields were impacted by lower yields on overnight investments and cash collateral receivables from swap counterparties also reflecting lower prevailing short-term interest rates. Mitigating these declines in yields were slower mortgage prepayments on a year-to-date basis reflecting the pronounced contraction seen in residential mortgage lending, largely because of national trends toward declining home values and tighter loan underwriting standards. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as yield adjustments.
Average borrowing rates on interest-bearing liabilities declined 169 and 155 basis points during the quarter and nine months ended September 30, 2009 compared to the same periods in 2008. Approximately $2.76 billion and $2.94 billion of the Company’s average borrowings during the quarter and nine months ended September 30, 2009 were relatively stable in terms of rate because of the use of interest rate swap agreements and longer-dated repurchase arrangements to manage interest rate risk. On a combined basis, rates on the Company’s swap positions and longer-dated repurchase arrangements averaged 3.14% and 3.45% during these periods in 2009, respectively. Corresponding amounts in 2008 were $3.36 billion and $3.17 billion and 4.14% and 4.22%, respectively. The remainder of the Company’s borrowings under repurchase arrangements typically reset in rate every 30 to 90 days as they are re-established at prevailing rates corresponding to the terms of the borrowings. Rates on these borrowings averaged 0.41% and 0.69% during the quarter and nine months ended September 30, 2009 compared to 2.52% and 2.90% during the same periods in 2008, benefiting from efforts by the Federal Reserve to support the economy and the credit markets by lowering its federal funds target rate from 5.25% in early September 2007 to 2.00% by September 30, 2008 and to its current target range of from zero to 0.25% in December 2008.
Miscellaneous other revenue (expense) includes a $750,000 impairment charge recognized in June 2009 necessitated primarily by slower than anticipated sales of collateral backing townhome development loans. No impairment charges were recognized during the current quarter. As part of its efforts in 2008 to reduce portfolio leverage in the face of contracting market liquidity conditions, during March 2008 the Company sold ARM Agency Securities with a cost basis of $768 million for a modest loss.

Incentive compensation expense relates to the Company’s annual incentive compensation program. For 2009 the compensation committee of the board modified the incentive compensation formula to, among other things, establish a guideline for determining a maximum amount available to be paid in any single year. As modified, the program provides for a 10% participation in annual earnings, as adjusted, in excess of a benchmark amount based on average long-term investment capital, after certain adjustments, multiplied by the greater of 8.0% or the average 10-year U.S. Treasury rate plus 200 basis points and subject to a maximum amount equal to 50 basis points of average long-term investment capital, as defined. A similar formula used in establishing annual incentive compensation in 2008 did not feature a guideline for a maximum amount to be paid. In September 2008, the committee used its discretion to limit the amount of annual incentive compensation to be awarded in 2008 to $6 million. See “NOTE 10” to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs.
General and administrative expense for the quarter and nine months ended September 30, 2009 increased over the same periods in 2008 primarily as a result of higher compensation and professional service-related costs in large part due to expansion of the Company’s capital base and operating platform over the past two years, as well as adjustments made in the Company’s compensation programs.
LIQUIDITY AND CAPITAL RESOURCES
Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity available under its borrowing arrangements is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Financial Condition — Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of September 30, 2009 and its perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.
In response to the growth of Capstead’s residential mortgage investments portfolio and to turbulent market conditions experienced in the recent past, the Company has pursued additional lending counterparties in order to further increase its financial flexibility and ability to withstand periods of contracting market liquidity. Currently the Company has uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 16 of these counterparties as of September 30, 2009, up from ten in September 2007. Borrowings under repurchase arrangements secured by residential mortgage investments totaled $6.99 billion as of September 30, 2009, including $5.29 billion with maturities of 30 to 90 days and $1.70 billion that mature shortly after year-end. The last of the Company’s longer-term committed repurchase arrangements entered into prior to the market turmoil that began in August 2007 matured in August 2009. Interest rates on borrowings under repurchase arrangements are generally based on prevailing rates at inception corresponding to the terms of the borrowings. All terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.

Late in 2007 Capstead began using two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to mitigate exposure to higher short-term interest rates by effectively locking in fixed rates on a portion of its 30- to 90-day borrowings because longer-term committed borrowings were no longer available at attractive terms. As of September 30, 2009 these swap agreements had notional amounts totaling $2.80 billion with an average maturity of nine months and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30 to 90 day borrowings. The Company intends to continue to manage interest rate risk by utilizing suitable Derivatives such as interest rate swap agreements.
In February 2008 Capstead completed its third public offering since October 2007 raising nearly $127 million in new common equity capital, after underwriting discounts and offering expenses. In addition, during the year ended December 31, 2008 the Company raised $154 million, after expenses, in new common equity capital under its continuous offering program. Continuous offering program issuances during the quarter and nine months ended September 30, 2009 totaled $71 million and $80 million, respectively. The Company may raise additional equity capital in future periods.
Interest Rate Sensitivity on Operating Results
Capstead performs income sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All investments, borrowings and Derivatives held are included in this analysis. The sensitivity of components of other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. The model incorporates management’s assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums. These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior under normal market conditions unaffected by changes in market liquidity. Capstead had the following estimated income sensitivity profile as of September 30, 2009 and December 31, 2008, respectively (dollars in thousands):

	Federal	10-year U.S.
	Funds	Treasury
	Rate	Rate	Immediate Change In:*

				Up	Up	Up	Up
30-day to one-year rates			Flat	1.00%	1.00%	2.00%	3.00%
			Down		Up	Up	Up
10-year U.S. Treasury rate			1.00%	Flat	1.00%	2.00%	3.00%

Projected 12-month income change:
September 30, 2009	<0.25%	3.31%	$(11,000)	$(11,900)	$(6,400)	$(19,600)	$(37,400)
December 31, 2008	<0.25	2.21	(9,400)	(17,900)	(13,300)	(31,000)	(49,000)

*	Sensitivity of earnings to changes in interest rates is calculated based on actual rates on the indicated dates. Projected 12-month earnings changes are predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.
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
The average life of Capstead’s longer-to-reset ARM securities could outstrip related fixed-rate borrowings. Longer-to-reset ARM securities held by Capstead consist almost exclusively of a combination of seasoned and relatively newly issued hybrid ARMs with initial coupon interest rates that are fixed for five years. Prior to changes in market conditions during the fall of 2007, Capstead made use of longer-dated repurchase arrangements to manage interest rate risk, particularly as it relates to its investments in longer-to-reset ARM Agency Securities. Late in 2007 the Company began using two-year term interest rate swap agreements for this purpose. In a rising interest rate environment, the weighted average life of the Company’s longer-to-reset ARM securities could extend beyond the terms of related longer-dated borrowings and swap positions more than originally anticipated. This could have a negative impact on financing spreads and earnings as related borrowing costs would no longer be fixed during the remaining fixed-rate term of these investments and may also cause a decline in fair value of these assets without a corresponding increase in value from related longer-dated borrowings or swap positions.
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
Capstead may invest in Derivatives such as interest rate swap agreements to mitigate or hedge the Company’s interest rate risk, which may negatively affect the Company’s liquidity, financial condition or earnings. The Company may invest in such instruments from time to time with the goal of achieving more stable financing spreads, particularly related to the longer-to-reset ARM securities component of its mortgage securities and similar investment portfolio. However, these activities may not have the desired beneficial impact on the Company’s liquidity, financial condition or earnings. For instance, the pricing of ARM securities and the pricing of the related Derivatives may deteriorate at the same time leading to margin calls on both the borrowings supporting investments in ARM securities and the Derivatives, negatively impacting the Company’s liquidity and stockholders’ equity. In addition, counterparties could fail to honor their commitments under the terms of the Derivatives or have their credit quality downgraded impairing the value of the Derivatives. In the event of any defaults by counterparties, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the Derivatives. Should Capstead be required to sell its Derivatives under such circumstances, the Company may incur losses. No such hedging activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.
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
Commercial investments may expose investors to greater risks of loss than residential mortgage investments. The repayment of a loan secured by an income-producing property is typically dependent upon the successful operation of the related real estate project and the ability of the applicable property to produce net operating income rather than upon the liquidation value of the underlying real estate. The repayment of loans secured by development properties is typically dependent upon the successful development of the property for its intended use and (a) the subsequent lease-up such that the development becomes a successful income-producing property or (b) the subsequent sale of some or all of the property for adequate consideration. In the event cash flows from operating or developing a commercial property are insufficient to cover all debt service requirements, junior liens generally absorb the shortfall. As a result, declines in current or anticipated cash flows, among other factors, can lead to declines in value of the underlying real estate large enough that the aggregate outstanding balances of senior and junior liens could exceed the value of the real estate. In the event of default, the junior lienholder may need to make payments on the senior loans to preserve its rights to the underlying real estate and prevent foreclosure. Because the senior lienholders generally have priority on proceeds from liquidating the underlying real estate, junior lienholders may not recover all or any of their investment.
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
108
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS
The information required by this Item is incorporated by reference to the information included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2009.

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

Current Report on Form 8-K dated July 14, 2009 furnishing certain compensation matters for the Company’s named executive officers effective July 1, 2009.

Current Report on Form 8-K dated July 29, 2009 furnishing the press release announcing second quarter 2009 results.

Current Report on Form 8-K dated July 30, 2009 to file investor presentation materials pertaining to the Company’s second quarter earnings conference call.

Current Report on Form 8-K dated August 17, 2009 to file a second quarter 2009 investor fact sheet.

Current Report on Form 8-K dated September 21, 2009 to file a presentation to the investment community.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant
Date: November 4, 2009	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: November 4, 2009	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial Officer