Form 10-K
period 2009-12-31
CAPSTEAD MORTGAGE CORP
filed 2010-02-26
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

✓	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:         December 31, 2009

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES      NO ✓

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES      NO ✓

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ✓ NO

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that Registrant was required to submit and post such files). YES      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ✓     Accelerated filer        Non-accelerated filer        Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES      NO ✓

At June 30, 2009 the aggregate market value of the common stock held by nonaffiliates was $801,461,702.

Number of shares of Common Stock outstanding at February 26, 2010 69,304,390

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2009 are incorporated by reference into Parts I, II and IV.
(2)	Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the 2010 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

CAPSTEAD MORTGAGE CORPORATION

2009 FORM 10-K ANNUAL REPORT

PART I

PART I

ITEM 1.	BUSINESS.

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac (together the “GSEs”), or by an agency of the federal government, Ginnie Mae. Agency-guaranteed mortgage pass-through securities (“Agency Securities”), carry an implied AAA rating with limited, if any, credit risk, particularly in light of government support for the GSEs.

For further discussion of the Company’s business and financial condition, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2009 on pages 33 through 57, which is incorporated herein by reference.

Other Investment Strategies

The Company may enter into other short- or long-term investment strategies as the opportunities arise.

Competition

As a residential mortgage REIT that focuses on investing in short-duration Agency Securities, Capstead competes for the acquisition of suitable investments with other mortgage REITs, commercial banks, savings banks, insurance companies, as well as institutional investors such as private equity funds, mutual funds, pension funds and sovereign wealth funds. In addition, the federal government, through the GSEs, the Federal Home Loan Banks and the Federal Reserve, continues to add to its substantial holdings of Agency Securities in order to support the housing market. Many of these entities have greater financial resources and access to capital than the Company. Increased competition for the acquisition of Agency Securities can result in higher pricing levels for such assets. Although higher pricing levels generally correspond to a higher book value per common share for the Company, higher pricing levels also generally result in lower portfolio yields, which could adversely affect future profitability.

Further, the policy goals of the federal government may differ from the economic goals of other investors in Agency Securities. For instance, the Federal Reserve is scheduled to conclude its $1.25 trillion Agency Security acquisition program by March 31, 2010 which could decrease demand for these securities resulting in lower pricing levels. Although this may result in an opportunity to acquire assets at more attractive yields, the Company’s book value per common share could be negatively affected.

Regulation and Related Matters

Operating as a REIT that primarily invests in financial assets subjects the Company to various federal regulatory requirements. For further discussion, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2009 on pages 52 through 55, which is incorporated herein by reference.

Employees

As of December 31, 2009, the Company had 13 full-time employees and three part-time employees.

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

Investors may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) through which investors may view reports, proxy and information statements, and other information filed with the SEC.

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

Forward-looking Statements

For information on forward-looking statements made in this report, see the Registrant’s Annual Report to Stockholders for the year ended December 31, 2009 on page 57, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

Under the captions “Risk Factors” and “Critical Accounting Policies” on pages 47 through 55 and 55 through 57, respectively, of Capstead’s Annual Report to Stockholders for the year ended December 31, 2009 which is incorporated herein by reference, are discussions of risk factors and critical accounting policies affecting Capstead’s financial condition and results of operations that are an integral part of this discussion and analysis. Readers are strongly urged to consider the potential impact of these factors and accounting policies on the Company while reading this document.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

Capstead’s headquarters are located in Dallas, Texas in office space leased by the Company.

ITEM 3.	LEGAL PROCEEDINGS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information required by this item regarding the market price of, dividends on, and number of holders of the Registrant’s common shares is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2009 on page 28 under the caption “Note 12 – Market and Dividend Information,” and is incorporated herein by reference. See ITEM 11 for information regarding equity compensation plans. Capstead did not sell any unregistered securities during the past three fiscal years.

ITEM 6.	SELECTED FINANCIAL DATA.

The information required by this item is included in the Registrant’s Annual Report to Stockholders for the five years ended December 31, 2009 on page 32 under the caption “Selected Financial Data,” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2009 on pages 33 through 57 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2009 on pages 33 through 57 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2009 on pages 6 through 30 and page 61, and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

The information required by this item is included in the Registrant’s Annual Report to Stockholders for the year ended December 31, 2009 on pages 59 and 60 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to the Registrant’s 2010 definitive Proxy Statement under the captions “Proposal Number One – Election of Directors,” “Board of Directors and Committee Information,” “Stockholder Procedures for Director Candidate Recommendations,” “Executive Officers,” “Audit Committee” and “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the SEC within 120 days of December 31, 2009.

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

The information required by this item is incorporated herein by reference to the Registrant’s 2010 definitive Proxy Statement under the caption “Executive Compensation,” to be filed with the SEC within 120 days of December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to the Registrant’s 2010 definitive Proxy Statement under the captions “Equity Compensation Plans” and “Security Ownership of Management and Certain Beneficial Owners,” to be filed with the SEC within 120 days of December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to the Registrant’s 2010 definitive Proxy Statement under the caption “Related Person Transactions,” to be filed with the SEC within 120 days of December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the Registrant’s 2010 definitive Proxy Statement under the caption “Proposal Two – Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm,” to be filed with the SEC within 120 days of December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report:

1.	The following consolidated financial statements of the Company, included in the 2009 Annual Report to Stockholders, are incorporated herein by reference:

Page
Consolidated Statements of Income – Three Years Ended December 31, 2009	*
Consolidated Balance Sheets – December 31, 2009 and 2008	*
Consolidated Statements of Stockholders’ Equity – Three Years Ended December 31, 2009	*
Consolidated Statements of Cash Flows – Three Years Ended December 31, 2009	*
Notes to Consolidated Financial Statements – December 31, 2009	*

2.

Financial Statement Schedules – All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable or have been omitted because the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

*	Incorporated herein by reference from the Company’s Annual Report to Stockholders for the year ended December 31, 2009, filed herewith as Exhibit 13.

3.	Exhibits:

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation.(1)
3.2	Amended and Restated Bylaws.(8)
3.3	Articles of Amendment of Articles of Incorporation of the Registrant dated as of May 29, 2008.(11)
10.01	Amended Restated Deferred Compensation Plan.(9)
10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.(2)
10.03	Forms of nonqualified stock option and restricted stock agreements for non-employee directors.(3)
10.04	Forms of nonqualified stock option and stock award agreements for employees with service conditions.(6)
10.05	Form of stock award agreements for employees with performance conditions.(12)
10.06	Nonqualified stock option and stock award agreements for non-employee directors and named executives.(3)
10.07

Purchase Agreement dated September 23, 2005, by and among the Registrant, the Trust, Merrill Lynch International and Bear, Stearns & Co., Inc. pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(4)

10.08	Junior Subordinated Indenture dated September 26, 2005, between the Registrant and Wells Fargo Bank pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(4)
10.09

Amended and Restated Trust Agreement dated September 26, 2005, by and among the Registrant, Wells Fargo Bank, National Association, Wells Fargo Delaware Trust Company, the Administrators and the several Holders, as defined therein, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(6)

10.10

Placement Agreement dated December 6, 2005, by and among the Registrant, the Trust, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(5)

10.11

Indenture dated December 15, 2005, between the Registrant and Wilmington Trust Company regarding junior subordinated debentures due 2035, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(6)

10.12

Amended and Restated Declaration of Trust dated December 15, 2005, by and among the Registrant, Wilmington Trust Company and the Administrators defined therein, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(6)

10.13

Placement Agreement dated September 8, 2006, by and among the Registrant, the Capstead Mortgage Trust III, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(10)

10.14

Indenture dated September 11, 2006, between the Registrant and Wilmington Trust Company regarding junior subordinated debentures due 2036, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(10)

10.15

Amended and Restated Declaration of Trust dated September 11, 2006, by and among the Registrant, Wilmington Trust Company and the Administrators defined therein, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(10)

12	Computation of ratio of income from continuing operations to combined fixed charges and preferred stock dividends.*
13	Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2009.*
21	List of subsidiaries of the Registrant.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-142861) dated May 9, 2007.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 20, 2005.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2005.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 12, 2005.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2005.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 4, 2006.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2006.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 23, 2006.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 8, 2006.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 3, 2008.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
*	Incorporated herein by reference from the Company’s Annual Report to Stockholders for the year ended December 31, 2009, filed herewith as Exhibit 13.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: February 25, 2010	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: February 25, 2010	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JACK BIEGLER (Jack Biegler)	Chairman and Director	February 25, 2010

/s/ ANDREW F. JACOBS (Andrew F. Jacobs)	President, Chief Executive Officer and Director	February 25, 2010

/s/ GARY KEISER (Gary Keiser)	Director	February 25 2010

/s/ PAUL M. LOW (Paul M. Low)	Director	February 25, 2010

/s/ CHRISTOPHER W. MAHOWALD (Christopher W. Mahowald)	Director	February 25, 2010

/s/ MICHAEL G. O’NEIL (Michael G. O’Neil)	Director	February 25, 2010

/s/ MARK S. WHITING (Mark S. Whiting)	Director	February 25, 2010

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation.(1)
3.2	Amended and Restated Bylaws.(8)
3.3	Articles of Amendment of Articles of Incorporation of the Registrant dated as of May 29, 2008.(11)
10.01	Amended Restated Deferred Compensation Plan.(9)
10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.(2)
10.03	Forms of nonqualified stock option and restricted stock agreements for non-employee directors.(3)
10.04	Forms of nonqualified stock option and stock award agreements for employees with service conditions.(6)
10.05	Form of stock award agreements for employees with performance conditions.(12)
10.06	Nonqualified stock option and stock award agreements for non-employee directors and named executives.(3)
10.07

Purchase Agreement dated September 23, 2005, by and among the Registrant, the Trust, Merrill Lynch International and Bear, Stearns & Co., Inc. pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(4)

10.08	Junior Subordinated Indenture dated September 26, 2005, between the Registrant and Wells Fargo Bank pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(4)
10.09

Amended and Restated Trust Agreement dated September 26, 2005, by and among the Registrant, Wells Fargo Bank, National Association, Wells Fargo Delaware Trust Company, the Administrators and the several Holders, as defined therein, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(6)

10.10

Placement Agreement dated December 6, 2005, by and among the Registrant, the Trust, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(5)

10.11

Indenture dated December 15, 2005, between the Registrant and Wilmington Trust Company regarding junior subordinated debentures due 2035, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(6)

10.12

Amended and Restated Declaration of Trust dated December 15, 2005, by and among the Registrant, Wilmington Trust Company and the Administrators defined therein, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(6)

10.13

Placement Agreement dated September 8, 2006, by and among the Registrant, the Capstead Mortgage Trust III, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(10)

10.14

Indenture dated September 11, 2006, between the Registrant and Wilmington Trust Company regarding junior subordinated debentures due 2036, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(10)

10.15

Amended and Restated Declaration of Trust dated September 11, 2006, by and among the Registrant, Wilmington Trust Company and the Administrators defined therein, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(10)

12	Computation of ratio of income from continuing operations to combined fixed charges and preferred stock dividends.*
13	Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2009.*
21	List of subsidiaries of the Registrant.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-142861) dated May 9, 2007.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 20, 2005.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2005.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 12, 2005.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2005.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 4, 2006.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2006.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 23, 2006.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 8, 2006.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 3, 2008.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
*	Incorporated herein by reference from the Company’s Annual Report to Stockholders for the year ended December 31, 2009, filed herewith as Exhibit 13.