Form 10-Q
period 2010-03-31
CAPSTEAD MORTGAGE CORP
filed 2010-05-04
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES      NO ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	70,115,560 as of May 4, 2010

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

INDEX

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets:
Mortgage securities and similar investments ($7.43 billion pledged under repurchase arrangements)	$7,585,462	$8,091,103
Cash collateral receivable from interest rate swap counterparties	28,455	30,485
Interest rate swap agreements at fair value	–	1,758
Cash and cash equivalents	243,479	409,623
Receivables and other assets	374,147	92,817
Investments in unconsolidated affiliates	3,117	3,117

	$8,234,660	$8,628,903

Liabilities:
Repurchase arrangements and similar borrowings	$7,059,153	$7,435,256
Unsecured borrowings	103,095	103,095
Interest rate swap agreements at fair value	13,596	9,218
Common stock dividend payable	35,058	37,432
Accounts payable and accrued expenses	15,486	29,961

	7,226,388	7,614,962

Stockholders’ equity:
Preferred stock—$0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 188 shares issued and outstanding at March 31, 2010 and December 31, 2009 ($3,085 aggregate liquidation preference)	2,630	2,630
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at March 31, 2010 and December 31, 2009 ($180,023 aggregate liquidation preference)	176,703	176,703
Common stock—$0.01 par value; 250,000 shares authorized:
70,116 and 69,319 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	701	693
Paid-in capital	1,027,775	1,017,185
Accumulated deficit	(355,833)	(356,154)
Accumulated other comprehensive income	156,296	172,884

	1,008,272	1,013,941

	$8,234,660	$8,628,903

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended March 31
	2010	2009
Interest income:
Mortgage securities and similar investments	$60,150	$87,884
Other	92	217

	60,242	88,101

Interest expense:
Repurchase arrangements and similar borrowings	(13,368)	(39,957)
Unsecured borrowings	(2,187)	(2,187)

	(15,555)	(42,144)

	44,687	45,957

Other revenue (expense):
Miscellaneous other revenue (expense)	(205)	(105)
Incentive compensation expense	(1,415)	(1,134)
General and administrative expense	(2,695)	(2,707)

	(4,315)	(3,946)

Income before equity in earnings of unconsolidated affiliates	40,372	42,011

Equity in earnings of unconsolidated affiliates	65	65

Net income	$40,437	$42,076

Net income available to common stockholders:
Net income	$40,437	$42,076
Less cash dividends paid on preferred shares	(5,058)	(5,061)

	$35,379	$37,015

Net income per common share:
Basic	$0.51	$0.59
Diluted	$0.51	$0.57

Cash dividends declared per share:
Common	$0.500	$0.560
Series A Preferred	0.400	0.400
Series B Preferred	0.315	0.315

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Quarter Ended March 31
	2010	2009
Operating activities:
Net income	$40,437	$42,076
Noncash items:
Amortization of investment premiums	13,465	5,523
Depreciation and other amortization	55	70
Equity-based compensation costs	380	328
Amounts related to interest rate swap agreements	(89)	(67)
Net change in mortgage securities principal remittance receivable	(286,679)	(9,935)
Net change in remaining receivables, other assets, accounts payable and accrued expenses	(8,584)	(15,607)

Net cash (used in) provided by operating activities	(241,015)	22,388

Investing activities:
Purchases of mortgage securities and similar investments	(282,349)	(367,080)
Principal collections on mortgage securities and similar investments	763,562	286,047

Net cash provided by (used in) investing activities	481,213	(81,033)

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	18,684,277	16,263,193
Principal payments on repurchase arrangements and similar borrowings	(19,060,380)	(16,165,006)
Decrease in cash collateral receivable from interest rate swap counterparties	2,030	5,494
Capital stock transactions	10,222	2,767
Dividends paid	(42,491)	(27,790)

Net cash (used in) provided by financing activities	(406,342)	78,658

Net change in cash and cash equivalents	(166,144)	20,013
Cash and cash equivalents at beginning of period	409,623	96,839

Cash and cash equivalents at end of period	$243,479	$116,852

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2010. For further information refer to the audited consolidated financial statements and footnotes thereto incorporated by reference into the Company’s annual report on Form 10-K for the year ended December 31, 2009. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Developments

On January 1, 2010 the Company adopted Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“ASC 820-10-25”). Among other items, this pronouncement responds to concerns about the application of certain key provisions of the previous pronouncement, including those regarding the transparency of a company’s involvement with variable interest entities. The adoption of this pronouncement did not have any impact on the Company’s consolidated financial statements.

NOTE 3 — EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income, after deducting preferred share dividends and adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding, calculated excluding unvested stock awards. Diluted earnings per common share is computed by dividing net income, after deducting dividends on convertible preferred shares when such shares are antidilutive and similar adjustments for participating securities, by the weighted average number of common shares and common share equivalents outstanding calculated excluding unvested stock awards, giving effect to equity awards and convertible preferred shares when such awards and shares are dilutive. For calculation purposes the Series A and B preferred shares are considered dilutive whenever basic earnings per common share exceeds each Series’ dividend divided by the conversion rate applicable for that period. Unvested stock awards that are deemed participating securities are included in the calculation of diluted earnings per share, if dilutive, under either the two class method or the treasury stock method, depending upon which method produces the more dilutive result. Components of the computation of basic and diluted earnings per common share were as follows (dollars in thousands, except per share amounts):

	Quarter Ended March 31
	2010	2009
Numerator for basic earnings per common share:
Net income	$40,437	$42,076
Series A and B preferred share dividends	(5,058)	(5,061)
Unvested stock award participation in earnings	(195)	(237)

	$35,184	$36,778

Denominator for basic earnings per common share:
Weighted average common shares outstanding	69,377	63,159
Average unvested stock awards outstanding	(387)	(407)

	68,990	62,752

Basic earnings per common share	$0.51	$0.59

Numerator for diluted earnings per common share:
Net income	$40,437	$42,076
Unvested stock award participation in earnings	(195)	(237)

	$40,242	$41,839

Denominator for diluted earnings per common share:
Weighted average common shares outstanding	69,377	63,159
Average unvested stock awards outstanding	(387)	(407)
Net effect of dilutive option awards	55	90
Net effect of dilutive convertible preferred shares	10,374	9,929

	79,419	72,771

Diluted earnings per common share	$0.51	$0.57

Potentially dilutive equity awards excludable under the treasury stock method:
Shares issuable under option awards	10	40
Unvested stock awards	111	–

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

Mortgage securities and similar investments and related weighted average coupon rates (“net WAC”) and yields classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Principal Balance	Investment Premiums	Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
March 31, 2010
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$6,163	$18	$6,181	$6,197	6.75%	6.42%
ARMs	6,943,634	101,906	7,045,540	7,209,251	3.79	3.06
Ginnie Mae ARMs	337,502	2,097	339,599	344,827	3.68	3.46

	7,287,299	104,021	7,391,320	7,560,275	3.78	3.08

Residential mortgage loans:
Fixed-rate	3,628	6	3,634	3,634	6.99	7.00
ARMs	7,833	66	7,899	7,899	3.73	4.05

	11,461	72	11,533	11,533	4.76	4.98
Collateral for structured financings	3,555	59	3,614	3,614	8.05	8.19
Senior notes	10,000	40	10,040	10,040	10.00	9.43

	$7,312,315	$104,192	$7,416,507	$7,585,462	3.80	3.09

December 31, 2009
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$6,835	$20	$6,855	$6,871	6.75%	6.47%
ARMs	7,415,616	107,066	7,522,682	7,696,743	4.06	3.59
Ginnie Mae ARMs	354,611	2,210	356,821	362,061	3.94	3.68

	7,777,062	109,296	7,886,358	8,065,675	4.06	3.60

Residential mortgage loans:
Fixed-rate	3,683	6	3,689	3,689	7.00	6.93
ARMs	7,974	67	8,041	8,041	3.93	4.26

	11,657	73	11,730	11,730	4.89	5.08
Collateral for structured financings	3,585	60	3,645	3,645	8.05	8.54
Senior notes	10,000	53	10,053	10,053	10.00	9.63

	$7,802,304	$109,482	$7,911,786	$8,091,103	4.07	3.59

(a)	Includes unrealized gains and losses for securities classified as available-for-sale, if applicable, (see NOTE 9).
(b)

Net WAC is presented net of servicing and other fees and represents the cash yield inherent in the portfolio as of the indicated balance sheet date, before amortization of investment premiums. Average yield is presented for the quarter then ended, calculated including the amortization of investment premiums and excluding unrealized gains and losses.

Agency Securities carry an implied AAA rating and therefore limited credit risk, particularly in light of government support for the GSEs. Residential mortgage loans held by the Company were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company. Collateral for structured financings consists of private residential mortgage securities obtained through the above-mentioned mortgage conduit that are pledged to secure repayment of the structured financings. The credit risk for these securities is borne by the related bondholders. The maturity of mortgage securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, the actual maturity of the Company’s mortgage securities will be significantly shorter than the portfolio’s 282 month weighted average contractual maturity.

Fixed-rate investments are generally residential mortgage loans or Agency Securities backed by mortgage loans with fixed rates of interest. Adjustable-rate investments generally are ARM Agency Securities backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities either (i) adjust annually based on specified margins over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London interbank offered rate (“LIBOR”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indexes such as one-month LIBOR or the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.

The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of less than 18 months while longer-to-reset ARM securities have a months-to-roll of 18 months or greater. As of March 31, 2010, the average months-to-roll for the Company’s $6.33 billion (basis) in current-reset ARM securities was 5.3 months while the average months-to-roll for the Company’s $1.07 billion (basis) in longer-to-reset ARM securities was 26.4 months.

Senior notes held by the Company consist of $10.0 million face amount of AAA-rated senior notes issued in July 2009 by one of the Company’s lending counterparties pursuant to a larger private placement by two large commercial banks of senior and junior notes of a lending counterparty. The notes bear interest at 10.0% per annum payable monthly, mature on December 15, 2010 and are callable by the borrower at par.

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

NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR

BORROWINGS, INCLUDING RELATED HEDGING ACTIVITY

Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements with commercial banks and other financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each borrowing is initiated or renewed. Borrowing rates are based on prevailing rates corresponding to the terms of the borrowings. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and market liquidity conditions. In response to declines in fair value of pledged securities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral and these financings are subject to redemption by the residual bondholders.

Repurchase arrangements and similar borrowings, classified by type of collateral and maturities, and related weighted average interest rates were as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
Collateral Type	Borrowings Outstanding	Average Rate *	Borrowings Outstanding	Average Rate *
Borrowings with maturities of 30 days or less:
Agency Securities	$6,115,623	0.23%	$7,431,611	0.29%
Borrowings with maturities of 31 to 90 days:
Agency Securities	939,916	0.23	–	–
Similar borrowings:
Collateral for structured financings	3,614	8.05	3,645	8.05

	$7,059,153	0.23	$7,435,256	0.29

*

Average rate is presented as of the indicated balance sheet date and does not include the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30- to 90-day borrowings (see below). After giving effect to these cash flow hedges, the average rate was 0.66% and 0.89% at March 31, 2010 and December 31, 2009, respectively.

Capstead uses two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to help mitigate exposure to higher short-term interest rates. These derivative financial instruments (“Derivatives”) are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day repurchase arrangements. This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and actual borrowing rates. During the first quarter of 2010, $800 million notional amount of new swap agreements were entered into while $800 million in older agreements expired. The Company’s swap agreements, with an average expiration of 17 months, had the following characteristics at March 31, 2010 (dollars in thousands):

Quarter of Contract Expiration	Notional Amount	Average Fixed Rate
Second Quarter 2010	$–	–%
Third Quarter 2010	200,000	3.17
Fourth Quarter 2010	–	–
First Quarter 2011	400,000	1.37
Second Quarter 2011	100,000	1.19
Third Quarter 2011	400,000	1.33
Fourth Quarter 2011	900,000	1.15
First Quarter 2012	800,000	1.10

	$2,800,000	1.34

Related disclosures were as follows as of and for the indicated periods (in thousands):

	Location in Balance Sheet		March 31, 2010	December 31, 2009
Balance sheet-related
Derivatives designated as cash flow hedging instruments: (c)
Interest rate swap agreements at fair value – (an asset)	(a	)	$–	$1,758
Interest rate swap agreements at fair value – (a liability)	(a	)	(13,596)	(9,218)
Related net interest payable	(b	)	(8,443)	(17,451)

			$(22,039)	$(24,911)

	Location of Gain or (Loss) Recognized in Net Income		Quarter Ended March 31
			2010	2009
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from AOCI:
Effective portion of active positions			$(8,855)	$(12,029)
Effective portion of terminated positions (d)			(31)	(256)

			(8,886)	(12,285)
Amount of gain (loss) recognized (ineffective portion)			(134)	239

Decrease in interest expense and Net income as a result of the use of Derivatives	(e	)	$(9,020)	$(12,046)

Other comprehensive income-related:
Amount of loss recognized in other comprehensive income (loss) (effective portion)			$(15,112)	$(4,018)

(a)	Presented separately on the face of the balance sheet.
(b)	Included in “Accounts payable and accrued expenses” on the face of the balance sheet.
(c)

The estimated amount of unrealized losses that will be recognized in the statement of income over the next twelve months in the form of fixed and variable rate swap payments in excess of current market rates totaled $18.2 million at March 31, 2010.

(d)

In March 2008 a swap agreement with a $100 million notional amount was terminated for a realized loss of $2.3 million which has been amortized to earnings over the original two-year term of the Derivative (through January 2010).

(e)	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the statement of income.

Interest rate swap agreements are measured at fair value on a recurring basis primarily using Level Two Inputs in accordance with “Fair Value Measurements and Disclosures” (“ASC 820”). In determining fair value estimates for these Derivatives, the Company utilizes the standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts based on expected future interest rates derived from observable market interest rate curves. The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk, as applicable, in determining the fair value of its interest rate swap Derivatives. In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation of these agreements.

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2006 and 2005 to three special-purpose statutory trusts. These unconsolidated affiliates were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.6 million in remaining issue costs associated with these transactions. Note balances and related weighted average interest rates as of March 31, 2010 and December 31, 2009 (calculated including issue cost amortization) were as follows (dollars in thousands):

	Borrowings Outstanding	Average Rate
Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.46
Capstead Mortgage Trust III	25,774	8.78

	$103,095	8.49

The junior subordinated notes pay interest to the trusts quarterly calculated at fixed rates of 8.19% to 8.685% for ten years from issuance and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead Mortgage Trust I notes and trust securities mature in October 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after October 30, 2010. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. The Capstead Mortgage Trust III notes and trust securities mature in September 2036 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016. The weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.49% during the quarter ended March 31, 2010.

NOTE 8 — COMPREHENSIVE INCOME

Comprehensive income is net income plus other comprehensive income (loss). Other comprehensive income (loss) currently consists of the change in unrealized gain on mortgage securities classified as available-for-sale and amounts related to Derivatives held as cash flow hedges. As of March 31, 2010, the Accumulated other comprehensive income component of Stockholders’ equity consisted of $169.0 million in net unrealized gains on mortgage securities held available-for-sale, $12.7 million in net unrealized losses on Derivatives held as cash flow hedges and the $38,000 amortized balance of a realized gain related to a terminated cash flow hedge. The following provides information regarding the components of comprehensive income (in thousands):

	Quarter Ended March 31
	2010	2009
Net income	$40,437	$42,076

Other comprehensive income (loss):
Amounts related to available-for-sale securities:
Change in net unrealized gains	(10,362)	65,565
Amounts related to cash flow hedges:
Change in net unrealized losses	(15,112)	(4,018)
Reclassification adjustment for amounts included in net income	8,886	12,285

Other comprehensive income (loss)	(16,588)	73,832

Comprehensive income	$23,849	$115,908

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

The Company’s holdings of residential mortgage securities, nearly all of which are classified as held available-for-sale, are measured at fair value on a recurring basis using Level Two Inputs in accordance with ASC 820. In determining fair value estimates for mortgage securities the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions. Fair values for senior notes are estimated using valuation techniques that involve uncertainties and are affected by assumptions used and judgments made regarding risk characteristics, discount rates, future cash flows, future loss expectations, and other factors, i.e., Level Three Inputs in accordance with ASC 820. In estimating these fair values, the Company used a discount rate of 10% to determine the net present value of related future cash flows. See NOTE 6 for information relative to the valuation of interest rate swap agreements.

Fair value disclosures for financial instruments other than debt securities were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Residential mortgage loans	$11,533	$11,700	$11,730	$11,800
Interest rate swap agreements	–	–	1,758	1,758
Financial liabilities:
Unsecured borrowings	103,095	103,900	103,095	102,000
Interest rate swap agreements	13,596	13,596	9,218	9,218

Fair value and related disclosures for debt securities were as follows (in thousands):

		Gross Unrealized
	Basis	Gains	Losses	Fair Value
As of March 31, 2010
Agency Securities classified as available-for-sale	$7,385,327	$169,088	$133	$7,554,282
Residential mortgage securities classified as held-to-maturity	9,607	482	–	10,089
Senior notes classified as held-to-maturity	10,040	–	40	10,000
As of December 31, 2009
Agency Securities classified as available-for-sale	$7,879,697	$179,696	$379	$8,059,014
Residential mortgage securities classified as held-to-maturity	10,306	477	–	10,783
Senior notes classified as held-to-maturity	10,053	–	53	10,000

	March 31, 2010		December 31, 2009
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$13,216	$56	$41,596	$162
Less than one year	31,895	117	111,130	270

	$45,111	$173	$152,726	$432

Managing a leveraged portfolio of primarily ARM Agency Securities is the core focus of Capstead’s investment strategy and management expects these securities will be held until payoff absent a major shift in the Company’s investment focus. Declines in fair value caused by increases in interest rates are typically modest for investments in relatively short-duration ARM Agency Securities compared to investments in longer-duration, fixed-rate assets (duration is a measure of market price sensitivity to interest rate movements). These declines are generally recoverable in a relatively short period of time as the coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising interest rates.

From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of government support for the GSEs, helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at March 31, 2010.

NOTE 10 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors administers all compensation programs for employees including salaries and related programs, annual incentive compensation and long-term equity-based awards, as well as other benefit programs.

Performance-based Cash Compensation Program to Augment Base Salaries

To augment base salaries of executive officers, in 2008 the committee implemented a performance-based cash compensation program that provides for payments equal to the per share dividend declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalents”). Dividend Equivalents are not attached to any stock or option awards and only have the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service. Dividend Equivalents issued and outstanding were as follows at March 31, 2010.

Year of	Total	Expiration Date	Related Cost Recognized in General and Administrative Expense
Grant	Grant	of Grant	March 31, 2010	March 31, 2009
2008	225,000	July 1, 2012	$112,500	$126,000
2009	225,000	July 1, 2012	112,500	–

			$225,000	$126,000

Annual Incentive Compensation

To provide employees with an appropriate performance-based annual incentive compensation opportunity, each year the committee approves an incentive formula to create an incentive pool equal to a percentage participation in the Company’s earnings in excess of a pre-established performance threshold. This formula is intended to serve as a guideline for the creation of an annual incentive pool. The committee has complete discretion with respect to the amount to be distributed from the pool, including its allocation between executive officers and other employees. Distributions are typically made annually subsequent to year-end, unless paid earlier for tax planning purposes.

The formula approved for 2010 and 2009 includes a minimum performance threshold based on return on average long-term investment capital and a maximum amount, or cap, available to be paid in any one year of 50 basis points multiplied by “average long-term investment capital,” as defined. The incentive pool equals a 10% participation in “annual earnings,” as defined, in excess of a benchmark amount based on

“average long-term investment capital,” as defined, multiplied by the greater of 8.00% or the average 10-year U.S. Treasury rate plus 200 basis points. Annual earnings for formula purposes equates to Net income excluding (i) Incentive compensation expense, (ii) any gain or loss from asset sales or writedowns, including impairment charges, and (iii) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts reflected in the balance sheet as Investments in unconsolidated affiliates. Average long-term investment capital for formula purposes equates to Unsecured borrowings, net of related investments in statutory trusts and average Stockholders’ equity, excluding (i) Accumulated other comprehensive income (loss), (ii) incentive compensation accruals, (iii) any gain or loss from asset sales or writedowns, including impairment charges, and (iv) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts. During the quarters ended March 31, 2010 and 2009, the Company recognized Incentive compensation expense at the capped amounts, totaling $1.4 million and $1.1 million, respectively, the accruals for which are included in Accounts payable and accrued expenses.

Long-term Equity-based Awards

The Company sponsors equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”). At March 31, 2010, the Plans had 1,507,028 common shares remaining available for future issuance.

The table below includes service-based stock awards issued to directors and employees in prior years with related annual vesting information for 2010 and future years (subject to certain restrictions, principally continuous service), as of March 31, 2010:

Year of Grant	Grant Date Fair Value Per Share	Total Original Grants	Remaining Shares Vesting In:
			2010	2011	2012	2013	2014
2006	$8.06	218,957	42,499	42,499	–	–	–
2007	12.93	156,000	22,672	22,665	22,665	22,663	23,663
2008	12.87	6,000	–	–	–	–	–
2009	11.39	6,000	6,000	–	–	–	–

In 2008 the Company began implementing a performance-based stock award program in lieu of its previous practice of issuing service-based awards to employees. As this program is currently configured, the first 50% of awards granted each year vest provided certain performance criteria pertaining to a three-year measurement period that starts at the beginning of the following calendar year are met. The remaining 50% vests provided performance criteria pertaining to a three-year measurement period beginning one year later are met. If the performance criteria are not met at the end of a three-year measurement period, vesting will be deferred and a new three-year measurement period will be established to include the subsequent year, up to and including the seventh calendar year after the year of grant. Any remaining unvested awards will expire if the performance criteria for the final three-year measurement period are not met. The performance criteria establishes an annualized threshold return on the Company’s long-term investment capital, subject to certain adjustments, of the greater of 8.0% or the average 10-year U.S. Treasury rate plus 200 basis points that must be exceeded for the awards to vest. Performance-based stock awards were as follows at March 31, 2010:

Year of Grant	Grant Date Fair Value Per Share	Total Original Grants	Final Measurement Period Ends December 31	Remaining Shares with Initial Measurement Periods Ending December 31
				2011	2012	2013
2008	$10.18	140,658	2015	68,131	68,131	–
2009	14.33	110,917	2016	–	55,463	55,454

Total stock award activity for the quarter ended March 31, 2010 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding at December 31, 2009	451,505	$11.53
Vestings	(65,171)	9.88

Stock awards outstanding at March 31, 2010	386,334	11.81

During the quarters ended March 31, 2010 and 2009, the Company recognized in General and administrative expense $362,000 and $297,000, respectively, related to stock awards. Unrecognized compensation expense for unvested stock awards totaled $4.0 million as of March 31, 2010, to be expensed over a weighted average period of 2.0 years, assuming related performance criteria are met for the initial measurement periods for performance-based stock awards.

Option awards currently outstanding have contractual terms and vesting requirements at the grant date of up to ten years and have been issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. The Company estimates option exercises, expected holding periods and forfeitures based on past experience and current expectations for option performance and employee or director attrition. Risk-free rates are based on market rates for the expected life of the option. Expected dividends are based on historical experience and expectations for future performance. Expected volatility factors are based on historical experience. The table below includes option awards issued to directors and employees in prior years with related annual vesting information for 2010 and future years (subject to certain restrictions, principally continuous service), as of March 31, 2010:

Year of Grant	Grant Date Fair Value Per Share*	Strike Price	Total Original Grants	Remaining Shares Vesting In:
				2010	2011
2006	$0.78	$7.43	258,000	34,750	–
2007	0.89	10.46	220,500	38,250	38,250
2008	2.08	12.87	30,000	–	–
2009	1.52	11.69	30,000	30,000	–

*

Based on volatility factors of 31%, 27%, 50% and 51% for years 2006, 2007, 2008 and 2009, respectively; dividend yields of 10% for years 2006 and 2007, 12% for 2008 and 14% for 2009; risk-free rates of 4.91%, 4.60%, 2.91% and 1.70% for years 2006, 2007, 2008 and 2009, respectively; and four year expected terms.

There was no option award activity for the quarter ended March 31, 2010. As of March 31, 2010 and December 31, 2009 there were 289,375 option awards outstanding with a weighted average exercise price of $10.48.

Exercisable option awards outstanding as of March 31, 2010 totaled 148,125 common shares and had a weighted average remaining contractual term of 6.9 years, an average exercise price of $10.93 and an aggregate intrinsic value of $205,000. During the quarters ended March 31, 2010 and 2009, the Company recognized in General and administrative expense $18,000 and $31,000, respectively, related to option awards. Unrecognized compensation costs for unvested option awards totaled $16,000 at March 31, 2010, to be expensed over a weighted average period of less than one year.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and makes discretionary contributions of up to another 3% of compensation regardless of participation in the plans. Company contributions are subject to certain vesting requirements. During the quarters ended March 31, 2010 and 2009, the Company recognized in General and administrative expense $135,000 and $111,000, respectively, related to contributions to these plans.

NOTE 11 — NET INTEREST INCOME ANALYSIS

The following summarizes interest income, interest expense and weighted average interest rates as well as related changes in interest income and interest expense due to changes in interest rates versus changes in volume (dollars in thousands):

	Quarter Ended March 31
	2010		2009		Related Changes in
	Amount	Average Rate	Amount	Average Rate	Rate*	Volume*	Total*
Interest income:
Mortgage securities and similar investments	$60,150	3.09%	$87,884	4.68%	$(30,825)	$3,091	$(27,734)
Other	92	0.13	217	0.70	(270)	145	(125)

	60,242	2.99	88,101	4.61	(31,095)	3,236	(27,859)

Interest expense:
Repurchase arrangements and similar borrowings	(13,368)	0.74	(39,957)	2.35	(28,972)	$2,383	(26,589)
Unsecured borrowings	(2,187)	8.49	(2,187)	8.49	–	–	–

	(15,555)	0.85	(42,144)	2.45	(28,972)	2,383	(26,589)

	$44,687	2.14	$45,957	2.16	$(2,123)	$853	$(1,270)

*

The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

Capstead Mortgage Corporation (“Capstead” or the “Company”) operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac (the “GSEs”), or by an agency of the federal government, Ginnie Mae. Agency-guaranteed mortgage securities (“Agency Securities”), carry an implied AAA rating with limited, if any, credit risk, particularly in light of government support for the GSEs. Management believes this strategy can produce attractive risk-adjusted returns over the long term while substantially eliminating credit risk and reducing, but not eliminating, sensitivity to changes in interest rates.

Capstead finances its investments with its long-term investment capital, which as of March 31, 2010 consisted of $829 million in common stockholders’ equity together with $179 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts) supported by borrowings under repurchase arrangements with commercial banks and other financial institutions. During the quarter ended March 31, 2010, the Company’s long-term investment capital decreased by $6 million to $1.11 billion, due primarily to lower unrealized portfolio gains resulting from runoff associated with buyouts by Freddie Mac of seriously delinquent mortgages from its mortgage guarantee portfolio and declines in interest rate swap valuations caused by lower expectations of rising interest rates than were prevalent at year-end. These declines were partially offset by limited common equity issuances under the Company’s at-the-money continuous offering program and contributed to a $0.22 decline in book value per common share during the quarter to $11.77 at March 31, 2010. Portfolio leverage (borrowings under repurchase arrangements divided by long-term investment capital) declined to 6.37 to one at March 31, 2010 from 6.67 to one at December 31, 2009. Prices for ARM Agency Securities at March 31, 2010 were little changed from year-end even as the Federal Reserve’s $1.25 trillion purchase program concluded in March and the market digested the probable effects of the GSEs’ seriously delinquent loan buyout programs. The Company’s mortgage securities and similar investments portfolio totaled $7.59 billion at March 31, 2010, a decrease of $506 million from year-end.

Capstead reported net income of $40 million or $0.51 per diluted common share for the quarter ended March 31, 2010, compared to $42 million or $0.57 per diluted common share for the same period in 2009. The decrease in earnings can largely be attributed to marginally lower total financing spreads (the difference between yields on interest-earning assets and rates on interest-bearing liabilities), which averaged 214 basis points for the quarter ended March 31, 2010 compared to 216 basis points during the same period in 2009, and to additional common shares outstanding.

Elevated levels of mortgage prepayments are expected during the second quarter, and potentially early in the third quarter, as a result of Fannie Mae’s seriously delinquent loan buyout program. Fannie Mae began its buyouts in March (reflected in April portfolio runoff) and is expected to complete the program over the next few months. To a lesser extent, recently revised government mortgage loan modification programs could put additional upward pressure on mortgage prepayment rates. As a result, portfolio yields and financing spreads will be lower in the coming quarters even as rates on the Company’s borrowings remain at favorable levels. Additionally, it may take until year-end to judiciously redeploy capital made available from prepayments. Once the delinquency backlog has cleared, mortgage prepayments and related investment premium amortization is expected to moderate considerably allowing for a substantial recovery in portfolio yields and financing spreads. Consequently, the Company anticipates earnings levels will decline during the second quarter of 2010 before beginning to recover during the latter half of the year.

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

Capital Raising Activity

During the quarter ended March 31, 2010 Capstead raised $10 million in new common equity capital, after underwriting discounts and offering expenses, by issuing 811,000 common shares at an average price of $12.85 per share through the Company’s at-the-market continuous offering program. During 2009 the Company raised $81 million with this program and may raise additional equity capital in future periods using this program or by other means.

Book Value per Common Share

Nearly all of Capstead’s mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share (total stockholders’ equity, less liquidation preferences of the Company’s Series A and B preferred shares, divided by common shares outstanding). The fair value of these positions is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels. The Company’s investment strategy attempts to mitigate these risks by focusing almost exclusively on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels. Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios that contain a significant amount of non-agency and/or fixed-rate mortgage securities. The following table illustrates the progression of book value during the quarter ended March 31, 2010:

Per Common Share
Book value, beginning of quarter	$11.99
Accretion attributed to capital transactions	0.02
Decrease in unrealized gains on mortgage securities classified as available-for-sale, primarily attributable to portfolio runoff	(0.15)
Decrease in value of interest rate swap agreements designated as cash flow hedges	(0.09)

Book value, end of quarter	$11.77

Residential Mortgage Investments

Capstead’s investment strategy focuses on managing a large portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities. Agency Securities carry an implied AAA rating with limited, if any, credit risk because the timely payment of principal and interest is guaranteed by the GSEs, which are federally chartered corporations, or an agency of the federal government, Ginnie Mae. The 2009 conservatorship of the GSEs by their federal regulator, and related capital commitments to the GSEs made by the U.S. Treasury, have largely alleviated market concerns regarding the ability of the GSEs to fulfill their guarantee obligations. By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets (duration is a common measure of market price sensitivity to interest rate movements). These declines are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising interest rates.

ARM securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities either (i) adjust annually based on specified margins over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London interbank offered rate (“LIBOR”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indexes such as one-month LIBOR or the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months-to-roll”). Current-reset ARM securities have a months-to-roll of less than 18 months while longer-to-reset ARM securities have a months-to-roll of 18 months or greater.

As of March 31, 2010, the Company’s ARM securities featured the following characteristics (dollars in thousands):

ARM Type	Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins	Average Periodic Caps	Average Lifetime Caps	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$4,744,673	3.27%	2.43%	1.77%	3.44%	10.17%	4.7
Freddie Mac Agency Securities	1,235,087	3.80	2.57	1.97	2.25	11.51	7.1
Ginnie Mae Agency Securities	339,599	3.68	1.90	1.53	1.00	10.10	5.7
Residential mortgage loans	7,899	3.73	2.51	2.06	1.56	11.11	5.2

	6,327,258	3.40	2.44	1.80	3.05	10.43	5.3

Longer-to-reset ARMs:
Fannie Mae Agency Securities	683,603	6.06	2.25	1.55	1.91	11.55	26.0
Freddie Mac Agency Securities	382,177	6.06	2.60	1.79	1.87	11.29	27.1

	1,065,780	6.06	2.35	1.64	1.89	11.46	26.4

	$7,393,038	3.78	2.42	1.78	2.88	10.58	8.3

(a)

Basis represents the Company’s investment (unpaid principal balance plus unamortized investment premium) before unrealized gains and losses. As of March 31, 2010, the ratio of basis to related unpaid principal balance for the Company’s ARM securities was 101.43. This table excludes $6 million in fixed-rate Agency Securities, $4 million in fixed-rate residential mortgage loans and $4 million in private residential mortgage pass-through securities held as collateral for structured financings.

(b)

Net WAC, or weighted average coupon, is presented net of servicing and other fees and represents the cash yield inherent in the portfolio as of the indicated date before amortization of investment premiums. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes as of the indicated date and the applicable net margin.

Capstead typically finances its residential mortgage investments using 30- to 90-day borrowings under uncommitted repurchase arrangements with commercial banks and other financial institutions that are re-established monthly, although terms on a portion of these borrowings may be extended at times to manage market liquidity conditions or to take advantage of attractive terms. Interest rates on these borrowings are based on prevailing rates corresponding to the terms of the borrowings. The Company’s borrowings under repurchase arrangements at March 31, 2010 consisted of $7.06 billion of primarily 30-day borrowings with 18 counterparties at average rates of 0.23%.

The Company currently uses two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to mitigate exposure to higher short-term interest rates. Under the terms of the interest rate swap agreements held at March 31, 2010, the Company pays fixed rates of interest averaging 1.34% on notional amounts totaling $2.80 billion with an average maturity of 17 months, including agreements with notional amounts totaling $200 million with average fixed rates of 3.17% that terminate in July 2010. During the first quarter of 2010, $800 million notional amount of new swap agreements with average fixed rates of 1.10% were entered into while $800 million in higher rate agreements expired during the quarter. Variable payments received by the Company under these agreements largely offset interest accruing on a like amount of the Company’s 30- to 90-day borrowings leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowing rates. After consideration of these swap positions, the Company’s portfolio and related borrowings under repurchase arrangements had durations of approximately 9 and 7 1/4 months, respectively, for a net duration gap of approximately 1 3/4 months at March 31, 2010, down from approximately 3 1/4 months at year-end. The Company intends to continue to manage interest rate risk by utilizing suitable derivatives such as interest rate swap agreements as well as longer-dated committed borrowings if available at attractive terms.

In response to deteriorating market conditions experienced the latter part of 2007 and in 2008, Capstead significantly reduced its portfolio leverage during those periods by raising a significant amount of new common equity capital, selling a limited amount of Agency Securities and, when appropriate, curtailing the replacement of portfolio runoff. As a result of these efforts, portfolio leverage declined from 11.50 to one at June 30, 2007 to 7.85 to one at December 31, 2008. During 2009 leverage was reduced further ending the year at 6.67 to one, even as the Company grew its ARM Securities Portfolio by $447 million in principal amount, primarily as a result of higher pricing levels for ARM Agency Securities along with raising $81 million in new common equity capital and improved interest rate swap valuations.

In early February 2010 the GSEs announced plans to buyout a backlog of seriously delinquent loans from their mortgage guarantee portfolios. Freddie Mac largely completed its buyout program in February (reflected in March portfolio runoff) and Fannie Mae began its buyouts in March (reflected in April portfolio runoff) and is expected to complete its program over the next few months. Because of the uncertainties surrounding the extent and timing of these buyouts, the Company only partially replaced portfolio runoff during the current quarter resulting in a $490 million (principal amount) decline in the size of the portfolio, which contributed to a decline in portfolio leverage to 6.37 to one at March 31, 2010. Acquisitions totaled $274 million (principal amount) with a net WAC of 3.65% and a purchase yield of 2.65% for the quarter, while portfolio runoff totaled $764 million (principal amount). Portfolio runoff averaged 31.8% on an annualized basis during the first quarter (a 30.0% constant prepayment rate) compared to 20.9% (a 19.1% constant prepayment rate) the previous quarter.

Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, high levels of mortgage prepayments can put downward pressure on ARM security yields and financing spreads because the level of mortgage prepayments impacts how quickly investment premiums are written off against earnings as portfolio yield adjustments. During the first quarter of 2010 investment premium amortization totaled over $13 million compared to $9 million during the fourth quarter of 2009. As Fannie Mae completes its buyout program, elevated levels of mortgage prepayments and investment premium amortization are expected during the second quarter, and potentially early in the third quarter. To a lesser extent, recently revised government mortgage loan modification programs could put additional upward pressure on mortgage prepayment and amortization rates. As a result, portfolio yields and financing spreads will be lower in the coming quarters even as rates on the Company’s borrowings remain at very favorable levels and it may require the rest of the year to redeploy capital made available from prepayments. Once the delinquency backlog has cleared, mortgage prepayments should moderate considerably allowing for lower investment premium amortization and a recovery in portfolio yields and financing spreads.

By quarter-end the Federal Reserve concluded its $1.25 trillion Agency Securities purchase program designed to help support the mortgage and housing markets. This cessation of government purchasing of Agency Securities has effectively coincided with the GSE buyout programs, and consequently has had little effect on market pricing, particularly for current-reset ARM securities where demand remains robust as investors such as the Company attempt to redeploy capital made available from the higher levels of mortgage prepayments currently being experienced. Even as this represents a positive for portfolio valuations and book value per common share, it increases the difficulty of replacing runoff in a timely fashion with attractively priced securities.

Commercial Investments

In prior years Capstead had periodically augmented its core investment strategy with investments in credit-sensitive commercial real estate-related assets that could earn attractive risk-adjusted returns. In 2008 management concluded that it would not pursue additional investments in commercial real estate loans in order to focus its efforts on the Company’s core portfolio of ARM Agency Securities. With impairment and related charges of $40 million recorded in December 2009 and ongoing collateral sales, the Company has reduced its remaining exposure to these non-core investments to less than $7 million, consisting of collateral associated with two townhome development loans. Unrelated to the Company’s commercial real estate lending activities, during 2009 the Company acquired $10 million face amount of AAA-rated senior notes issued by one of its lending counterparties. The following paragraphs discuss the Company’s commercial investments in more detail.

In December 2009 the Company wrote off its entire $39 million investment in subordinate loans and related accrued interest collateralized by the Four Seasons hotel in Nevis, West Indies. The financing for the Nevis property matured in October 2008 and one week later it sustained significant hurricane damage, forcing closure of the hotel. The Company remains a participant in the lending group and as such could achieve some recovery on this investment from the eventual disposition of the hotel. To this end, the Company is participating in an involuntary bankruptcy petition in order to improve its prospects for an eventual recovery.

In October 2009 the Company acquired a senior lien to its existing subordinated interests in two Dallas, Texas-based townhome developments, triggering consolidation of the related entities under variable interest entity accounting rules. The underlying collateral, which at March 31, 2010 consisted of 24 unsold completed units expected to be sold over the next 12 months, is included in receivables and other assets on the balance sheet. Seven units were sold during the quarter ended March 31, 2010, generating net proceeds of approximately $2 million and reducing its remaining investment to less than $7 million.

The senior notes held by the Company were issued in July 2009 pursuant to a larger private placement by two large commercial banks of senior and junior notes of a lending counterparty. The notes bear interest at 10.0% per annum payable monthly, mature on December 15, 2010 and are callable by the borrower at par.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead finances a majority of its holdings of residential mortgage securities with commercial banks and other financial institutions using borrowings under repurchase arrangements supported by the Company’s long-term investment capital. Assuming potential liquidity is available, borrowings under repurchase agreements generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, potential liquidity inherent in the Company’s investment portfolios is as important as the actual level of cash and cash equivalents carried on the balance sheet. Potential liquidity is affected by, among other things, changes in market value of assets pledged as determined by lending counterparties; principal prepayments; collateral requirements of lenders; and general conditions in the commercial banking and mortgage finance industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”).

Capstead’s utilization of long-term investment capital and its estimated potential liquidity were as follows as of March 31, 2010 in comparison with December 31, 2009 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed (a)	Potential Liquidity (b)
Balances as of March 31, 2010
Mortgage securities and similar investments	$7,585,462	$7,059,153	$526,309	$120,583

Other assets, net of other liabilities			581,941	243,479

			$1,108,250	$364,062

Balances as of December 31, 2009	$8,091,103	$7,435,256	$1,113,919	$640,586

(a)	Investments are stated at carrying amounts on the Company’s balance sheets, which generally reflects management’s estimate of fair value as of the indicated dates.
(b)

Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources (uses) of liquidity such as cash and cash equivalents.

In order to prudently and efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund margin calls (requirements to pledge additional collateral or pay down borrowings), including margin calls resulting from monthly principal payments (that are not remitted to the Company for 20 to 45 days after any given month-end), as well as anticipated declines in the market value of pledged assets under stressed market conditions. With the surge in prepayments experienced in March as a result of Freddie Mac’s buyout program, the Company deployed a substantial amount of its liquidity to fund related margin calls resulting in a decline in its potential liquidity at March 31, 2010 which was replenished with the receipt of $329 million in Freddie Mac principal remittances on April 15, 2010.

In response to deteriorating market conditions experienced the latter part of 2007 and in 2008, Capstead reduced its portfolio leverage during these periods by raising new common equity capital, selling a limited amount of mortgage securities, and, when appropriate, curtailing the replacement of portfolio runoff. Together with maintaining higher than usual cash balances and expanding the number of lending counterparties with whom the Company routinely does business, these steps have increased the Company’s financial flexibility to address challenging market conditions. Management has traditionally targeted a leverage ratio of eight to 12 times long-term investment capital, depending upon market conditions. However, management currently believes it is appropriate to maintain the Company’s leverage below the low end of its targeted range and will take actions similar to those described above to maintain sufficient financial flexibility should market conditions warrant.

RESULTS OF OPERATIONS

	Quarter Ended March 31
	2010	2009
Income statement data: (dollars in thousands, except per share data)
Interest income:
Mortgage securities and similar investments	$60,150	$87,884
Other	92	217

	60,242	88,101

Interest expense:
Repurchase arrangements and similar borrowings	(13,368)	(39,957)
Unsecured borrowings	(2,187)	(2,187)

	(15,555)	(42,144)

	44,687	45,957

Other revenue (expense):
Miscellaneous other revenue (expense)	(205)	(105)
Incentive compensation expense	(1,415)	(1,134)
General and administrative expense	(2,695)	(2,707)

	(4,315)	(3,946)

	40,372	42,011
Equity in earnings of unconsolidated affiliates	65	65

Net income	$40,437	$42,076

Net income available to common stockholders, after preferred share dividends	$35,379	$37,015

Diluted earnings per common share	$0.51	$0.57

Average diluted shares outstanding	79,419	72,771

Key operating statistics: (dollars in millions)
Average yields:
Mortgage securities and similar investments	3.09%	4.68%
Other	0.13	0.70
Total average yields	2.99	4.61
Average borrowing rates:
Repurchase arrangements and similar borrowings, as adjusted for interest rate hedging transactions	0.74	2.35
Unsecured borrowings	8.49	8.49
Total borrowing rates	0.85	2.45
Total financing spreads	2.14	2.16
Net yield on total interest-earning assets	2.25	2.44
Average total runoff rate (scheduled payments and prepayments)	31.80	14.28
Average basis in interest-earning assets and interest-bearing liabilities:
Mortgage securities and similar investments	$7,779	$7,517
Other interest-earning assets	293	126
Repurchase arrangements and similar borrowings	7,237	6,789
Unsecured borrowings	103	103
Average long-term investment capital	1,120	920
General and administrative and incentive compensation expense as a percentage of average long-term investment capital	1.49%	1.69%
Return on average long-term investment capital	15.41	19.48

Capstead’s net income totaled $40 million or $0.51 per diluted common share for the quarter ended March 31, 2010 compared to $42 million or $0.57 per diluted common share for the same period in 2009. The decrease in earnings can largely be attributed to marginally lower total financing spreads, which averaged 214 basis points for the quarter ended March 31, 2010 compared to 216 basis points during the same period in 2009, and to additional common shares outstanding. Portfolio leverage declined from 6.67 to one at December 31, 2009 to 6.37 to one by March 31, 2010 due largely to a significant increase in runoff experienced in March as a result of the Freddie Mac seriously delinquent loan buyout program.

Total yields averaged 162 basis points lower during the quarter ended March 31, 2010 compared to the same period in 2009 reflecting (a) higher investment premium amortization due to the surge in runoff in March as a result of the Freddie Mac buyouts, (b) lower yields on existing portfolio as coupon interest rates on the underlying mortgage loans continued resetting to rates more reflective of the current rate environment and (c) lower market yields on acquisitions. In addition, yields were impacted by lower yields on overnight investments and cash collateral receivables from swap counterparties also reflecting lower prevailing short-term interest rates. Portfolio runoff averaged 31.80% on an annualized basis during the first quarter (a 30.0% constant prepayment rate), compared to 14.28% (a 12.6% constant prepayment rate) during the same period in 2009. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as yield adjustments.

Borrowing rates on interest-bearing liabilities averaged 160 basis points lower during the quarter ended March 31, 2010 than during the same period in 2009. Approximately $2.85 billion and $3.14 billion of the Company’s average borrowings during the quarters ended March 31, 2010 and 2009, respectively, were effected by the use of interest rate swap agreements and longer-dated repurchase arrangements to manage interest rate risk. On a combined basis, rates on the Company’s swap positions averaged 1.51% during the quarter ended March 31, 2010 compared to 3.70% on swap positions and longer-dated repurchase arrangements during the same period in 2009. Lower rates on these positions reflect the expiration of $1.70 billion notional amount of swap agreements between November 2009 and March 2010 as well as the maturity of remaining longer-dated repurchase arrangements in 2009. The remainder of the Company’s borrowings under repurchase arrangements typically reset in rate every 30 to 90 days as they are re-established at prevailing rates corresponding to the terms of the borrowings. Rates on these borrowings averaged 0.24% during the first quarter of 2010 compared to 1.11% during the first quarter of 2009, benefiting from efforts by the Federal Reserve to support the economy and the credit markets by lowering its federal funds target rate from 5.25% in early September 2007 to its current target range of from zero to 0.25% by January of 2009.

Other revenue (expense) during the first quarter of 2010 reflects higher annual incentive compensation accruals than during the same period in 2009 because of higher average long-term investment capital balances. This program provides for a 10% participation in annual earnings, as defined, in excess of a benchmark amount and caps annual incentive compensation at 50 basis points multiplied by average long-term investment capital, as defined. See “NOTE 10” to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity available under its borrowing arrangements is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of March 31, 2010 and its perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

In response to the growth of Capstead’s residential mortgage investments portfolio and to turbulent market conditions experienced in 2007 and 2008, the Company expanded the number of lending counterparties it routinely does business with to increase its financial flexibility and ability to withstand periods of contracting market liquidity. The Company has uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 18 of these counterparties at March 31, 2010. Borrowings under repurchase arrangements secured by residential mortgage investments totaled $7.06 billion at March 31, 2010, with maturities of 30 to 90 days. Interest rates on borrowings under repurchase arrangements are generally based on prevailing rates at inception corresponding to the terms of the borrowings. All terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.

Capstead uses two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to mitigate exposure to higher short-term interest rates by effectively locking in fixed rates on a portion of its 30- to 90-day borrowings. At March 31, 2010 these swap agreements had notional amounts totaling $2.80 billion with an average maturity of 17 months and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30 to 90 day borrowings. The Company intends to continue to manage interest rate risk by utilizing suitable Derivatives such as interest rate swap agreements. Through the use of these Derivatives, the Company has extended the duration of its liabilities to approximately 7 1/4 months and lowered its net duration gap to approximately 1 3/4 months. This compares to a liability duration of approximately 5 1/4 months and a net duration gap of approximately 3 1/4 months at year-end. This more conservative interest rate posture was accomplished primarily by replacing $800 million notional amount of expiring interest swap positions with new two-year swap agreements.

During the quarter ended March 31, 2010, the Company raised $10 million in new common equity capital through its at-the-market continuous offering program. During 2009 the Company raised $81 million under this program and may raise additional investment capital in future periods using this program or by other means, subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important company-specific news.

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

Capstead had the following estimated income sensitivity profile as of March 31, 2010 and December 31, 2009, respectively (dollars in thousands):

	Federal Funds Rate	10-year U.S. Treasury Rate		Immediate Change In Indicated Rates:*
30-day to one-year rates			Flat	Up 1.00%	Up 1.00%	Up 2.00%	Up 3.00%
10-year U.S. Treasury rate			Down 1.00%	Flat	Up 1.00%	Up 2.00%	Up 3.00%
Projected 12-month income change:
March 31, 2010	<0.25%	3.83%	$(12,200)	$(5,000)	$200	$(7,800)	$(21,900)
December 31, 2009	<0.25	3.84	(12,000)	(7,500)	(1,500)	(10,400)	(26,300)

*

Sensitivity of income to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month income change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.

RECENT ACCOUNTING DEVELOPMENTS

On January 1, 2010 the Company adopted Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“ASC 820-10-25”). Among other items, this pronouncement responds to concerns about the application of certain key provisions of the previous pronouncement, including those regarding the transparency of a company’s involvement with variable interest entities. The adoption of this pronouncement did not have any impact on the Company’s consolidated financial statements.

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

Risks Related to Capstead’s Business

Potential changes in the relationship between the federal government and the GSEs could negatively affect Capstead’s financial condition and earnings. Agency Securities have an implied AAA rating because the timely payment of principal and interest on these securities are guaranteed by the GSEs, or by an agency of the federal government, Ginnie Mae. Only the guarantee by Ginnie Mae is explicitly backed by the full faith and credit of the federal government. As a result of deteriorating housing market conditions, the GSEs have reported substantial losses in recent periods and have required substantial financial support from the federal government since these entities were placed into conservatorship in September 2008 by the Federal Housing Finance Agency. Additionally, on March 31, 2010 the Federal Reserve concluded a $1.25 trillion program to acquire Agency Securities, which provided pricing support for the market for Agency Securities. These and other steps being taken by the federal government are designed to support market stability and mortgage availability by providing additional confidence to investors in Agency Securities during the housing correction. There can be no assurance that the federal government’s support for the GSEs and the market for Agency Securities will be adequate to achieve these goals. In addition, the timing of any subsequent sales of Agency Securities by the Federal Reserve or the GSEs could create volatility in the market pricing of these investments.

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

Government-supported mortgagor relief programs and future legislative action could negatively affect Capstead’s financial condition and earnings. U.S. policy makers have established programs designed to provide certain qualified homeowners with assistance in avoiding foreclosure or in qualifying for the refinancing of their existing mortgages. These programs typically entail the pay off of existing mortgages with any losses absorbed by the GSEs and were recently revised to include reducing principal balances owed by distressed homeowners. These mortgagor relief programs, as well as any future legislative or regulatory actions, could significantly reduce the expected life of the Company’s residential mortgage investments; therefore, actual yields the Company realizes on these investments could be lower due to faster amortization of investment premiums. Additionally, book value per common share can be adversely affected when relatively high coupon mortgage securities that typically have higher valuations prepay.

An increase in prepayments may adversely affect Capstead’s earnings and book value per common share. When short- and long-term interest rates are at nearly the same levels (i.e., a “flat yield curve” environment), or when long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage securities generally increases. Prolonged periods of high mortgage prepayments can significantly reduce the expected life of the Company’s investments; therefore, actual yields the Company realizes can be lower due to faster amortization of investment premiums, which could adversely affect earnings. Additionally, book value per common share can be adversely affected when relatively high coupon mortgage securities that typically have higher valuations prepay.

The GSEs buyout programs for seriously delinquent loans is resulting in a period of unusually high mortgage prepayments, resulting in high levels of investment premium amortization adversely affecting earnings. In addition, book value per common share is being negatively impacted by the prepayment of these relatively higher-priced investments. Also see discussion below regarding the availability of suitable investments at attractive pricing.

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

Capstead may invest in Derivatives such as interest rate swap agreements to mitigate or hedge the Company’s interest rate risk, which may negatively affect the Company’s liquidity, financial condition or earnings. The Company may invest in such instruments from time to time with the goal of achieving more stable financing spreads. However, these activities may not have the desired beneficial impact on the Company’s liquidity, financial condition or earnings. For instance, the pricing of ARM securities and the pricing of the related Derivatives may deteriorate at the same time leading to margin calls on both the borrowings supporting investments in ARM securities and the Derivatives, negatively impacting the Company’s liquidity and stockholders’ equity. In addition, counterparties could fail to honor their commitments under the terms of the Derivatives or have their credit quality downgraded impairing the value of the Derivatives. In the event of any defaults by counterparties, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the Derivatives. Should Capstead be required to sell its Derivatives under such circumstances, the Company may incur losses. No such hedging activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.

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

•	Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders, and the Company would not be required to make income distributions.

•

Unless Capstead were entitled to relief under applicable statutory provisions, the Company would be disqualified from treatment as a REIT for the subsequent four taxable years and as a result, the Company’s cash available for distribution to stockholders would be reduced during these years.

Even if Capstead remains qualified as a REIT, the Company may face other tax liabilities that reduce its earnings. Even if Capstead remains qualified for taxation as a REIT, the Company may be subject to certain federal, state and local taxes on its income and assets. For example, the Company:

•	will be required to pay tax on any undistributed REIT taxable income,

•	may be subject to the “alternative minimum tax” on any tax preference items, and

•	may operate taxable REIT subsidiaries subject to tax on any taxable income earned.

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

Complying with REIT requirements may limit Capstead’s ability to hedge effectively. The REIT provisions of the Code may limit Capstead’s ability to hedge mortgage securities and related borrowings by requiring it to limit its income in each year from qualified hedges entered into prior to July 31, 2008, together with any other income not generated from qualified real estate assets, to no more than 25% of gross income. In addition, the Company must limit its aggregate income from nonqualified hedging transactions, from providing certain services, and from other non-qualifying sources to not more than 5% of annual gross income. As a result, the Company may have to limit its use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than the Company would otherwise incur. If the Company were to violate the 25% or 5% limitations, it may have to pay a penalty tax equal to the amount of gross income in excess of those limitations, multiplied by a fraction intended to reflect its profitability. If the Company fails to satisfy the REIT gross income tests it could lose its REIT status for federal income tax purposes unless the failure was due to reasonable cause and not due to willful neglect.

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

Capstead may be subject to adverse legislative or regulatory tax changes that could reduce the market price of the Company’s securities. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may change. Any such changes in laws or interpretations thereof may apply retroactively and could adversely affect Capstead or its stockholders. Capstead cannot predict any impact on the value of its securities from adverse legislative or regulatory tax changes.

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

Failure to maintain an exemption from the Investment Company Act of 1940 would adversely affect Capstead’s results of operations. The Investment Company Act of 1940 (the “40 Act”) exempts from regulation as an investment company any entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Capstead believes that it conducts its business in a manner that allows the Company to avoid registration as an investment company under the 40 Act. If the Company were to be regulated as an investment company, its ability to use leverage would be substantially reduced and it would be unable to conduct business as described in this filing.

The Securities and Exchange Commission, or SEC, staff’s position generally requires Capstead to maintain at least 55% of its assets directly in qualifying real estate interests in order to be exempt from regulation as an investment company. To constitute a qualifying real estate interest under this 55% requirement, a real estate interest must meet various criteria. In satisfying this 55% requirement, the Company may treat mortgage securities issued with respect to an underlying pool to which it holds all issued certificates as qualifying real estate interests. Mortgage securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. If the SEC or its staff adopts a contrary interpretation of its current treatment, the Company could be required to sell a substantial amount of its securities or other non-qualified assets under potentially adverse market conditions.

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

Because provisions contained in Maryland law and Capstead’s charter may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares. Provisions contained in Capstead’s charter and Maryland general corporation law may have effects that delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for the Company’s common stock or purchases of large blocks of the Company’s common stock, thereby limiting the opportunities for its stockholders to receive a premium over then-prevailing market prices.

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

Maryland statutory law provides that an act of a director relating to or affecting an acquisition or a potential acquisition of control of a corporation may not be subject to a higher duty or greater scrutiny than is applied to any other act of a director. Hence, directors of Maryland corporations are not required to act in takeover situations under the same standards as apply in Delaware and certain other corporate jurisdictions.

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

•

Fair Value and Impairment Accounting for Financial Assets – Most of Capstead’s investments are financial assets held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income (loss). As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions. Considerable judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity. See “NOTE 9” to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs that is determined to be other-than-temporary, the difference between amortized cost and fair value would be recognized in earnings as a component of Other revenue (expense) if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale. Other-than-temporary impairment of a mortgage security because of other factors would be recognized in Accumulated other comprehensive income (loss) and amortized to earnings as a yield adjustment.

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

Late in 2007 the Company began using interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future 30- and 90-day borrowings. Variable-rate payments to be received on the swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally on a monthly basis while fixed rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments. See “NOTE 6” to the accompanying consolidated financial statements and “Financial Conditions–Residential Mortgage Investments” for additional information regarding the Company’s current use of Derivatives and its related risk management policies.

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

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2010.

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

Current Report on Form 8-K dated January 27, 2010 furnishing the press release announcing fourth quarter 2009 results.

Current Report on Form 8-K dated January 28, 2010 to file a presentation to the investment community.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: May 4, 2010	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: May 4, 2010	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer