Form 10-Q
period 2010-06-30
CAPSTEAD MORTGAGE CORP
filed 2010-08-03
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES       NO ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	70,128,810 as of August 3, 2010

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2010

INDEX

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets:
Mortgage securities and similar investments ($7.24 and $7.86 billion pledged under repurchase arrangements at June 30, 2010 and December 31, 2009, respectively)	$7,678,819	$8,091,103
Cash collateral receivable from interest rate swap counterparties	34,687	30,485
Interest rate swap agreements at fair value	–	1,758
Cash and cash equivalents	268,033	409,623
Receivables and other assets	89,381	92,817
Investments in unconsolidated affiliates	3,117	3,117

	$8,074,037	$8,628,903

Liabilities:
Repurchase arrangements and similar borrowings	$6,897,366	$7,435,256
Unsecured borrowings	103,095	103,095
Interest rate swap agreements at fair value	16,090	9,218
Common stock dividend payable	25,246	37,432
Accounts payable and accrued expenses	20,296	29,961

	7,062,093	7,614,962

Stockholders’ equity:
Preferred stock—$0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 188 shares issued and outstanding at June 30, 2010 and December 31, 2009 ($3,085 aggregate liquidation preference)	2,630	2,630
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at June 30, 2010 and December 31, 2009 ($180,023 aggregate liquidation preference)	176,703	176,703
Common stock—$0.01 par value; 250,000 shares authorized: 70,129 and 69,319 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	701	693
Paid-in capital	1,027,618	1,017,185
Accumulated deficit	(355,833)	(356,154)
Accumulated other comprehensive income	160,125	172,884

	1,011,944	1,013,941

	$8,074,037	$8,628,903

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended June 30		Six Months Ended June 30

	2010	2009	2010	2009
Interest income:
Mortgage securities and similar investments	$47,634	$81,062	$107,784	$168,946
Other	135	133	227	350

	47,769	81,195	108,011	169,296

Interest expense:
Repurchase arrangements and similar borrowings	(11,146)	(31,626)	(24,514)	(71,583)
Unsecured borrowings	(2,187)	(2,187)	(4,374)	(4,374)

	(13,333)	(33,813)	(28,888)	(75,957)

	34,436	47,382	79,123	93,339

Other revenue (expense):
Miscellaneous other revenue (expense)	(98)	(804)	(303)	(909)
Incentive compensation expense	(1,330)	(1,243)	(2,745)	(2,377)
General and administrative expense	(3,314)	(2,893)	(6,009)	(5,600)

	(4,742)	(4,940)	(9,057)	(8,886)

Income before equity in earnings of unconsolidated affiliates	29,694	42,442	70,066	84,453

Equity in earnings of unconsolidated affiliates	65	65	130	130

Net income	$29,759	$42,507	$70,196	$84,583

Net income available to common stockholders:
Net income	$29,759	$42,507	$70,196	$84,583
Less cash dividends paid on preferred shares	(5,059)	(5,061)	(10,117)	(10,122)

	$24,700	$37,446	$60,079	$74,461

Net income per common share:
Basic	$0.35	$0.59	$0.86	$1.18
Diluted	0.35	0.58	0.86	1.15

Cash dividends declared per share:
Common	$0.360	$0.580	$0.860	$1.140
Series A Preferred	0.400	0.400	0.800	0.800
Series B Preferred	0.315	0.315	0.630	0.630

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30
	2010	2009
Operating activities:
Net income	$70,196	$84,583
Noncash items:
Amortization of investment premiums	28,808	12,135
Depreciation and other amortization	109	141
Equity-based compensation costs	762	597
Amounts related to interest rate swap agreements	(814)	736
Impairment charge related to commercial real estate loans	–	750
Net change in mortgage securities principal remittance receivable	5,582	(6,245)
Net change in remaining receivables, other assets, accounts payable and accrued expenses	(9,339)	(11,761)

Net cash provided by operating activities	95,304	80,936

Investing activities:
Purchases of mortgage securities and similar investments	(1,240,630)	(609,402)
Purchased interest receivable related to purchases of mortgage securities and similar investments	(2,590)	(1,557)
Principal collections on mortgage securities and similar investments	1,620,792	617,139

Net cash provided by investing activities	377,572	6,180

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	35,120,420	33,123,644
Principal payments on repurchase arrangements and similar borrowings	(35,658,310)	(33,139,834)
Decrease (increase) in cash collateral receivable from interest rate swap counterparties	(4,202)	13,812
Capital stock transactions	10,233	8,805
Dividends paid	(82,607)	(68,352)

Net cash used in financing activities	(614,466)	(61,925)

Net change in cash and cash equivalents	(141,590)	25,191
Cash and cash equivalents at beginning of period	409,623	96,839

Cash and cash equivalents at end of period	$268,033	$122,030

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(unaudited)

NOTE 1 — BUSINESS

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by federal government-sponsored enterprises, either Fannie Mae or Freddie Mac (together the “GSEs”), or by an agency of the federal government, Ginnie Mae. Agency-guaranteed mortgage pass-through securities (“Agency Securities”), carry an implied AAA rating with limited, if any, credit risk, particularly in light of federal government support for the GSEs.

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2010. For further information refer to the audited consolidated financial statements and footnotes thereto incorporated by reference into the Company’s annual report on Form 10-K for the year ended December 31, 2009. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

	Quarter Ended June 30		Six Months Ended June 30

	2010	2009	2010	2009
Numerator for basic earnings per common share:
Net income	$29,759	$42,507	$70,196	$84,583
Series A and B preferred share dividends	(5,059)	(5,061)	(10,117)	(10,122)
Unvested stock award participation in earnings	(138)	(120)	(333)	(357)

	$24,562	$37,326	$59,746	$74,104

Denominator for basic earnings per common share:
Weighted average common shares outstanding	70,124	63,486	69,752	63,323
Average unvested stock awards outstanding	(390)	(370)	(388)	(388)

	69,734	63,116	69,364	62,935

Basic earnings per common share	$0.35	$0.59	$0.86	$1.18

Numerator for diluted earnings per common share:
Net income	$29,759	$42,507	$70,196	$84,583
Dividends on antidilutive convertible preferred shares	(4,983)	–	(9,966)	–
Unvested stock award participation in earnings	(138)	(120)	(333)	(357)

	$24,638	$42,387	$59,897	$84,226

Denominator for diluted earnings per common share:
Weighted average common shares outstanding	70,124	63,486	69,752	63,323
Average unvested stock awards outstanding	(390)	(370)	(388)	(388)
Net effect of dilutive option awards	28	96	42	97
Net effect of dilutive convertible preferred shares	310	9,928	310	9,929

	70,072	73,140	69,716	72,961

Diluted earnings per common share	$0.35	$0.58	$0.86	$1.15

Potentially dilutive securities:
Antidilutive convertible preferred shares	15,819	–	15,819	–
Antidilutive equity awards excludable under the treasury stock method:
Shares issuable under option awards	70	40	40	70
Unvested stock awards	202	118	111	–

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

Mortgage securities and similar investments and related weighted average coupon rates (“net WAC”) and yields classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Principal Balance	Investment Premiums	Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
June 30, 2010
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$5,672	$16	$5,688	$5,704	6.75%	6.47%
ARMs	7,012,497	118,348	7,130,845	7,300,774	3.39	2.50
Ginnie Mae ARMs	339,063	2,446	341,509	347,567	3.46	3.26

	7,357,232	120,810	7,478,042	7,654,045	3.39	2.54

Residential mortgage loans:
Fixed-rate	3,570	6	3,576	3,576	6.99	7.00
ARMs	7,524	63	7,587	7,587	3.57	3.83

	11,094	69	11,163	11,163	4.67	4.83
Collateral for structured financings	3,525	59	3,584	3,584	8.05	8.09
Senior notes	10,000	27	10,027	10,027	10.00	9.55

	$7,381,851	$120,965	$7,502,816	$7,678,819	3.40	2.55

December 31, 2009
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$6,835	$20	$6,855	$6,871	6.75	6.47
ARMs	7,415,616	107,066	7,522,682	7,696,743	4.06	3.59
Ginnie Mae ARMs	354,611	2,210	356,821	362,061	3.94	3.68

	7,777,062	109,296	7,886,358	8,065,675	4.06	3.60

Residential mortgage loans:
Fixed-rate	3,683	6	3,689	3,689	7.00	6.93
ARMs	7,974	67	8,041	8,041	3.93	4.26

	11,657	73	11,730	11,730	4.89	5.08
Collateral for structured financings	3,585	60	3,645	3,645	8.05	8.54
Senior notes	10,000	53	10,053	10,053	10.00	9.63

	$7,802,304	$109,482	$7,911,786	$8,091,103	4.07	3.59

(a)	Includes unrealized gains and losses for securities classified as available-for-sale, if applicable, (see NOTE 9).
(b)

Net WAC is presented net of servicing and other fees and represents the cash yield inherent in the portfolio as of the indicated balance sheet date, before amortization of investment premiums. Average yield is presented for the quarter then ended, calculated including the amortization of investment premiums and excluding unrealized gains and losses.

Agency Securities carry an implied AAA rating and therefore limited credit risk, particularly in light of government support for the GSEs. Residential mortgage loans held by the Company were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company. Collateral for structured financings consists of private residential mortgage securities obtained through the above-mentioned mortgage conduit that are pledged to secure repayment of the structured financings. The credit risk for these securities is borne by the related bondholders. The maturity of mortgage securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, the actual maturity of the Company’s mortgage securities will be significantly shorter than the portfolio’s 280 month weighted average contractual maturity.

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

The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Current-reset ARM securities have a months to roll of less than 18 months while longer-to-reset ARM securities have a months to roll of 18 months or greater. As of June 30, 2010, the average months to roll for the Company’s $6.70 billion (basis) in current-reset ARM securities was 5.4 months while the average months-to-roll for the Company’s $776 million (basis) in longer-to-reset ARM securities was 26.9 months.

Senior notes held by the Company consist of $10.0 million face amount of AAA-rated senior notes issued in July 2009 pursuant to a larger private placement by two large commercial banks of the senior and junior notes of a lending counterparty. The notes bear interest at 10.0% per annum payable monthly, mature on December 15, 2010 and are callable by the borrower at par.

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

NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR

BORROWINGS, INCLUDING RELATED HEDGING ACTIVITY

Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon “haircut.” At June 30, 2010 haircuts for pledged Agency Securities typically ranged from three to five percent of the fair value of the pledged assets, exclusive of monthly principal and interest remittance receivables.

Repurchase arrangements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each arrangement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities, lenders may require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of pledged securities may decline as a result of principal pay downs on the collateral, declines in market value or other market conditions. The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral and these financings are subject to redemption by the residual bondholders.

Repurchase arrangements and similar borrowings, classified by type of collateral and maturities, and related weighted average interest rates were as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
Collateral Type	Borrowings Outstanding	Average Rate (a)	Borrowings Outstanding	Average Rate (a)
Borrowings with maturities of 30 days or less:
Agency Securities	$4,339,159	0.28%	$7,431,611	0.29%
Borrowings with maturities of 31 to 90 days:
Agency Securities	2,554,623	0.30	–	–
Similar borrowings:
Collateral for structured financings	3,584	8.05	3,645	8.05

	$6,897,366	0.29	$7,435,256	0.29

Average borrowings outstanding (b)	$6,894,925		$7,130,302

(a)

Average rate is presented as of the indicated balance sheet date and does not include the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30- to 90-day borrowings (see below). After giving effect to these cash flow hedges, the average rate was 0.68% and 0.89% as of June 30, 2010 and December 31, 2009, respectively. The weighted average effective rate on repurchase arrangements and similar borrowings, including the effects of interest rate swap agreements, was 0.64% and 0.69% for the quarter and six months ended June 30, 2010.

(b)	Average borrowings outstanding is presented for the quarter then ended.

Capstead uses two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to help mitigate exposure to higher short-term interest rates. These derivative financial instruments (“Derivatives”) are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day repurchase arrangements. This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and actual borrowing rates. The Company’s swap agreements, with an average expiration of 14 months, had the following characteristics at June 30, 2010 (dollars in thousands):

Quarter of Contract Expiration	Notional Amount	Average Fixed Rate
Third Quarter 2010	$200,000	3.17%
Fourth Quarter 2010	–	–
First Quarter 2011	400,000	1.37
Second Quarter 2011	100,000	1.19
Third Quarter 2011	400,000	1.33
Fourth Quarter 2011	900,000	1.15
First Quarter 2012	800,000	1.10

	$2,800,000	1.34

Related disclosures were as follows as of and for the indicated periods (in thousands):

	Location in Balance Sheet		June 30, 2010	December 31, 2009
Balance sheet-related
Derivatives designated as cash flow hedging instruments: (c)
Interest rate swap agreements at fair value – (an asset)	(a	)	$–	$1,758
Interest rate swap agreements at fair value – (a liability)	(a	)	(16,090)	(9,218)
Related net interest payable	(b	)	(11,824)	(17,451)

			$(27,914)	$(24,911)

	Location of Gain or (Loss) Recognized in Net Income		Quarter Ended June 30		Six Months Ended June 30
			2010	2009	2010	2009
Income statement-related
Components of effect on interest expense:	(a	)
Amount of gain (loss) reclassified from AOCI:
Effective portion of active positions			$(6,892)	$(13,614)	$(15,747)	$(25,643)
Effective portion of terminated positions (d)			–	(303)	(31)	(559)

			(6,892)	(13,917)	(15,778)	(26,202)
Amount of gain (loss) recognized (ineffective portion)			383	(590)	249	(352)

Increase in interest expense and decrease in Net income as a result of the use of Derivatives	(e	)	$(6,509)	$(14,507)	$(15,529)	$(26,554)

Other comprehensive income-related:
Amount of gain (loss) recognized in other comprehensive income (loss) (effective portion)			$(10,111)	$(4,032)	$(25,223)	$(8,050)

(a)	Presented separately on the face of the balance sheet.
(b)	Included in “Accounts payable and accrued expenses” on the face of the balance sheet.
(c)

The amount of unrealized losses that will be recognized in the statement of income over the next twelve months in the form of fixed and variable rate swap payments in excess of current market rates totaled $14.1 million at June 30, 2010.

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

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2006 and 2005 to three special-purpose statutory trusts. These unconsolidated affiliates were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.6 million in remaining issue costs associated with these transactions. Note balances and related weighted average interest rates as of June 30, 2010 and December 31, 2009 (calculated including issue cost amortization) were as follows (dollars in thousands):

	Borrowings Outstanding	Average Rate
Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.46
Capstead Mortgage Trust III	25,774	8.78

	$103,095	8.49

The junior subordinated notes pay interest to the trusts quarterly calculated at fixed rates of 8.19% to 8.685% for ten years from issuance and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead Mortgage Trust I notes and trust securities mature in October 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after October 30, 2010. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. The Capstead Mortgage Trust III notes and trust securities mature in September 2036 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016. The weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.49% during the quarter ended June 30, 2010.

NOTE 8 — COMPREHENSIVE INCOME

Comprehensive income is net income plus other comprehensive income (loss). Other comprehensive income (loss) currently consists of the change in unrealized gain on mortgage securities classified as available-for-sale and amounts related to Derivatives held as cash flow hedges. As of June 30, 2010, the Accumulated other comprehensive income component of stockholders’ equity consisted of $176.0 million in net unrealized gains on mortgage securities held available-for-sale, $15.9 million in net unrealized losses on Derivatives held as cash flow hedges and the $38,000 amortized balance of a realized gain related to a terminated cash flow hedge. The following provides information regarding the components of comprehensive income (in thousands):

	Quarter Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income	$29,759	$42,507	$70,196	$84,583

Other comprehensive income (loss):
Amounts related to available-for-sale securities:
Change in net unrealized gains	7,048	61,017	(3,314)	126,582
Amounts related to cash flow hedges:
Change in net unrealized losses	(10,111)	(4,032)	(25,223)	(8,050)
Reclassification adjustment for amounts included in net income	6,892	13,917	15,778	26,202

Other comprehensive income (loss)	3,829	70,902	(12,759)	144,734

Comprehensive income	$33,588	$113,409	$57,437	$229,317

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

Fair value disclosures for financial instruments other than debt securities were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$11,163	$11,300	$11,730	$11,800
Interest rate swap agreements	–	–	1,758	1,758
Financial liabilities:
Unsecured borrowings	103,095	103,600	103,095	102,000
Interest rate swap agreements	16,090	16,090	9,218	9,218

Fair value and related disclosures for debt securities were as follows (in thousands):

	Gross Unrealized
	Basis	Gains	Losses	Fair Value
As of June 30, 2010
Agency Securities classified as available-for-sale	$7,472,536	$176,277	$274	$7,648,539
Residential mortgage securities classified as held-to-maturity	9,090	491	–	9,581
Senior notes classified as held-to-maturity	10,027	–	27	10,000
As of December 31, 2009
Agency Securities classified as available-for-sale	7,879,697	179,696	379	8,059,014
Residential mortgage securities classified as held-to-maturity	10,306	477	–	10,783
Senior notes classified as held-to-maturity	10,053	–	53	10,000

	June 30, 2010		December 31, 2009
	FairValue	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$7,399	$16	$41,596	$162
Less than one year	152,968	285	111,130	270

	$160,367	$301	$152,726	$432

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

From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of government support for the GSEs, helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at June 30, 2010.

NOTE 10 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors administers all compensation programs for employees including salaries and related programs, annual incentive compensation and long-term equity-based awards, as well as other benefit programs.

Performance-based Cash Compensation Program to Augment Base Salaries

In 2008 the compensation committee implemented a performance-based cash compensation program designed to introduce a variable component to the base compensation for executive officers that provides for payments equal to the per share dividend declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalents”). Dividend Equivalents are not attached to any stock or option awards and only have the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service. In implementing this program, initial Dividend Equivalents for 225,000 phantom common shares with terms ending on July 1, 2012 were granted to certain executive officers in July 2008. In July 2009, these officers received additional grants for 225,000 phantom common shares, also with terms ending July 1, 2012. On July 12, 2010, in lieu of increasing base salaries for executive officers, and to further its goal of increasing the variable component of their compensation, the committee granted 60,000 additional Dividend Equivalents with a July 1, 2013 expiration date. In addition, the committee extended the expiration of the previous grants by one year to also expire July 1, 2013. During the quarter and six months ended June 30, 2010, the Company recognized in General and administrative expense $162,000 and $387,000 related to this program, respectively.

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

The formula approved for 2010 and 2009 includes a minimum performance threshold based on return on average long-term investment capital and a maximum amount, or cap, available to be paid in any one year of 50 basis points multiplied by “average long-term investment capital,” as defined. The incentive pool equals a 10% participation in “annual earnings,” as defined, in excess of a benchmark amount based on “average long-term investment capital,” as defined, multiplied by the greater of 8.00% or the average 10-year U.S. Treasury rate plus 200 basis points. Annual earnings for formula purposes equates to Net income excluding (i) Incentive compensation expense, (ii) any gain or loss from asset sales or writedowns, including impairment charges, and (iii) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts reflected in the balance sheet as Investments in unconsolidated affiliates. Average long-term investment capital for formula purposes equates to Unsecured borrowings, net of related investments in statutory trusts and average Stockholders’ equity, excluding (i) Accumulated other comprehensive income (loss), (ii) incentive compensation accruals, (iii) any gain or loss from asset sales or writedowns, including impairment charges, and (iv) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts. During the quarter and six months ended June 30, 2010, the Company recognized Incentive compensation expense at the capped amounts, totaling $1.3 million and $2.7 million, respectively, the accruals for which are included in Accounts payable and accrued expenses.

Long-term Equity-based Awards

The Company sponsors equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”). At June 30, 2010, the Plans had 1,495,028 common shares remaining available for future issuance.

The table below includes service-based stock awards issued to directors and employees in prior years with related annual vesting information for 2010 and future years (subject to certain restrictions, principally continuous service), as of June 30, 2010:

Year of Grant	Grant Date Fair Value Per Share	Total Original Grants	Remaining Shares Vesting In:
			2010	2011	2012	2013	2014
2006	$8.06	218,957	42,499	42,499	–	–	–
2007	12.93	156,000	22,672	22,665	22,665	22,663	23,663
2008	12.87	6,000	–	–	–	–	–
2009	11.39	6,000	6,000	–	–	–	–
2010	11.64	12,000	–	12,000	–	–	–

In 2008 the Company implemented a performance-based stock award program in lieu of its previous practice of issuing service-based awards to employees. As this program is currently configured, the first 50% of awards granted each year vest provided certain performance criteria pertaining to a three-year measurement period that starts at the beginning of the following calendar year are met. The remaining 50% vests provided performance criteria pertaining to a three-year measurement period beginning one year later are met. If the performance criteria are not met at the end of a three-year measurement period, vesting will be deferred and a new three-year measurement period will be established to include the subsequent year, up to and including the seventh calendar year after the year of grant. Any remaining unvested awards will expire if the performance criteria for the final three-year measurement period are not met. The performance criteria establishes an annualized threshold return on the Company’s long-term investment capital, subject to certain adjustments, of the greater of 8.0% or the average 10-year U.S. Treasury rate plus 200 basis points that must be exceeded for the awards to vest. Performance-based stock awards were as follows at June 30, 2010:

Year of Grant	Grant Date Fair Value Per Share	Total Original Grants	Final Measurement Period Ends December 31	Remaining Shares with Initial Measurement Periods Ending December 31
				2011	2012	2013
2008	$ 10.18	140,658	2015	68,131	68,131	–
2009	14.33	110,917	2016	–	55,463	55,454

Total stock award activity for the six months ended June 30, 2010 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding at December 31, 2009	451,505	$11.53
Grants	12,000	11.64
Vestings	(71,171)	10.03

Stock awards outstanding at June 30, 2010	392,334	11.81

During the quarter and six months ended June 30, 2010, the Company recognized in General and administrative expense $373,000 and $735,000, respectively, related to stock awards. Unrecognized compensation expense for unvested stock awards totaled $3.8 million as of June 30, 2010, to be expensed over a weighted average period of 1.9 years, assuming related performance criteria are met for the initial measurement periods for performance-based stock awards.

Option awards currently outstanding have contractual terms and vesting requirements at the grant date of up to ten years and have been issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. The Company estimates option exercises, expected holding periods and forfeitures based on past experience and current expectations for option performance and employee or director attrition. Risk-free rates are based on market rates for the expected life of the option. Expected dividends are based on historical experience and expectations for future performance. Expected volatility factors are based on historical experience. The table below includes option awards issued to directors and employees in prior years with related annual vesting information for 2010 and future years (subject to certain restrictions, principally continuous service), as of June 30, 2010:

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

Option award activity for the six months ended June 30, 2010 is summarized below:

	Number of Shares	Weighted Average Exercise Price
Option awards outstanding at December 31, 2009	289,375	$10.48
Exercises	(1,250)	8.82

Option awards outstanding at June 30, 2010	288,125	10.48

Exercisable option awards outstanding as of June 30, 2010 totaled 249,875 common shares and had a weighted average remaining contractual term of 6.82 years, an average exercise price of $10.49 and an aggregate intrinsic value of $249,000. During the quarter and six months ended June 30, 2010, the Company recognized in General and administrative expense $8,000 and $26,000, respectively, related to option awards. Unrecognized compensation costs for unvested option awards totaled $8,000 at June 30, 2010, to be expensed over a weighted average period of less than one year.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and makes discretionary contributions of up to another 3% of compensation regardless of participation in the plans. Company contributions are subject to certain vesting requirements. During the quarter and six months ended June 30, 2010, the Company recognized in General and administrative expense $117,000 and $252,000, respectively, related to contributions to these plans.

NOTE 11 — NET INTEREST INCOME ANALYSIS

The following summarizes interest income, interest expense and weighted average interest rates as well as related changes in interest income and interest expense due to changes in interest rates versus changes in volume (dollars in thousands):

	Quarter Ended June 30				Related Changes in
	2010		2009
	Amount	Average Rate	Amount	Average Rate	Rate*	Volume*	Total*
Interest income:
Mortgage securities and similar investments	$47,634	2.55%	$81,062	4.33%	$(33,199)	$(229)	$(33,428)
Other	135	0.19	133	0.43	(104)	106	2

	47,769	2.47	81,195	4.27	(33,303)	(123)	(33,426)

Interest expense:
Repurchase arrangements and similar borrowings	(11,146)	0.64	(31,626)	1.86	(21,013)	533	(20,480)
Unsecured borrowings	(2,187)	8.49	(2,187)	8.49	–	–	–

	(13,333)	0.76	(33,813)	1.96	(21,013)	533	(20,480)

	$34,436	1.71	$47,382	2.31	$(12,290)	$(656)	$(12,946)

	Six Months Ended June 30				Related Changes in
	2010		2009
	Amount	Average Rate	Amount	Average Rate	Rate*	Volume*	Total*
Interest income:
Mortgage securities and similar investments	$107,784	2.83%	$168,946	4.51%	$(63,957)	$2,795	$(61,162)
Other	227	0.16	350	0.56	(366)	243	(123)

	108,011	2.73	169,296	4.44	(64,323)	3,038	(61,285)

Interest expense:
Repurchase arrangements and similar borrowings	(24,514)	0.69	(71,583)	2.11	(50,030)	2,961	(47,069)
Unsecured borrowings	(4,374)	8.49	(4,374)	8.49	–	–	–

	(28,888)	0.80	(75,957)	2.20	(50,030)	2,961	(47,069)

	$79,123	1.93	$93,339	2.24	$(14,293)	$77	$(14,216)

*

The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

Capstead Mortgage Corporation (“Capstead” or the “Company”) operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by federal government-sponsored enterprises, either Fannie Mae or Freddie Mac (the “GSEs”), or by an agency of the federal government, Ginnie Mae. Agency-guaranteed mortgage securities (“Agency Securities”), carry an implied AAA rating with limited, if any, credit risk, particularly in light of government support for the GSEs. Management believes this strategy can produce attractive risk-adjusted returns over the long term while substantially eliminating credit risk and reducing, but not eliminating, sensitivity to changes in interest rates.

Capstead finances its investments with its long-term investment capital, which as of June 30, 2010 consisted of $833 million in common stockholders’ equity together with $179 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts) supported by borrowings under repurchase arrangements with commercial banks and other financial institutions. The Company’s long-term investment capital at June 30, 2010 was essentially unchanged from year-end at $1.11 billion, while the Company’s mortgage securities and similar investments portfolio totaled $7.68 billion at June 30, 2010, a decrease of $412 million from year-end. This contributed to a decline in portfolio leverage (borrowings under repurchase arrangements divided by long-term investment capital) to 6.20 to one at June 30, 2010 from 6.67 to one at year-end. The decline in portfolio balances and leverage is primarily a result of a sharp increase in portfolio runoff beginning in March associated with buyouts by the GSEs of seriously delinquent loans from their mortgage guarantee portfolios. Pricing for ARM Agency Securities at June 30, 2010 was higher than at year-end, although the benefit to book value per common share of higher prices on the Company’s existing portfolio was more than offset by the elimination of unrealized gains associated with portfolio runoff and by lower interest rate swap valuations as a result of lower expectations of rising interest rates than were prevalent at year-end. As a result, book value per common share declined $0.17 from year-end to $11.82 at June 30, 2010.

Capstead reported net income of $30 million and $70 million or $0.35 and $0.86 per diluted common share for the quarter and six months ended June 30, 2010, compared to $43 million and $85 million or $0.58 and $1.15 per diluted common share for the same periods in 2009. The decrease in earnings can largely be attributed to lower total financing spreads (the difference between yields on interest-earning assets and rates on interest-bearing liabilities), which averaged 171 and 193 basis points for the quarter and six months ended June 30, 2010 compared to 231 and 224 basis points during the same periods in 2009, and, to a lesser extent, to additional common shares outstanding. Financing spreads were negatively affected by significantly higher investment premium amortization resulting from higher portfolio runoff, as well as lower coupon interest rates on ARM loans underlying the portfolio that reset to more current interest rates and lower yields on portfolio acquisitions.

Elevated levels of mortgage prepayments are expected to continue into the third quarter with Fannie Mae completing its buyout program in June (reflected in July portfolio runoff). To a lesser extent, revised government mortgage loan modification programs and lower prevailing mortgage interest rates could put upward pressure on mortgage prepayment rates in the coming quarters. As a result, the Company anticipates experiencing lower portfolio yields and financing spreads during the third quarter even as rates on borrowings remain at favorable levels. Additionally, it may take until year-end to redeploy capital made available from this surge in prepayments. With the delinquency backlog substantially cleared in July, mortgage prepayments and related investment premium amortization charges are expected to begin moderating allowing portfolio yields and financing spreads to begin to recover. Consequently, the Company anticipates improved operating results for the fourth quarter of 2010.

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

Book Value per Common Share

Nearly all of Capstead’s mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share (total stockholders’ equity, less liquidation preferences of the Company’s Series A and B preferred shares, divided by common shares outstanding). The fair value of these positions is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels. The Company’s investment strategy attempts to mitigate these risks by focusing almost exclusively on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels. Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios that contain a significant amount of non-agency and/or fixed-rate mortgage securities. The following table illustrates the progression of book value per common share during the quarter and six months ended June 30, 2010:

	Quarter Ended		Six Months Ended June 30
	March 31	June 30
Book value per common share, beginning of period	$11.99	$11.77	$11.99
Accretion attributed to capital transactions	0.02	–	0.02
Dividend distributions in excess of earnings	–	(0.01)	–
Increase (decrease) in unrealized gains on mortgage securities classified as available-for-sale	(0.15)	0.10	(0.05)
Decrease in value of interest rate swap agreements designated as cash flow hedges	(0.09)	(0.04)	(0.14)

Book value per common share, end of period	$11.77	$11.82	$11.82

Capital Raising Activity

During the quarter ended June 30, 2010 Capstead did not raise new common equity capital through its at-the-market continuous offering program. During the first quarter of 2010 the Company raised $10 million in new common equity capital, after underwriting discounts and offering expenses, by issuing 811,000 common shares at an average price of $12.85 per share through this program. The Company may raise additional equity capital in future periods using this program or by other means.

Residential Mortgage Investments

The following table progresses the Company’s portfolio of residential mortgage securities for the quarter and six months ended June 30, 2010 (in thousands):

	Quarter Ended June 30, 2010	Six Months Ended June 30, 2010
Residential mortgage securities, beginning of period	$7,575,422	$8,081,050
Increase (decrease) in unrealized gains on securities held available-for-sale	7,048	(3,314)
Portfolio acquisitions (principal amount) at purchased yields of 2.49% and 2.53%, respectively	926,765	1,200,337
Investment premiums on acquisitions	32,116	40,293
Portfolio runoff (principal amount)	(857,230)	(1,620,792)
Investment premium amortization	(15,329)	(28,782)

Residential mortgage securities, end of period	$7,668,792	$7,668,792

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

The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements. Current-reset ARM securities have a months to roll of less than 18 months while longer-to-reset ARM securities have a months to roll of 18 months or greater. After consideration of any applicable initial fixed-rate periods, at June 30, 2010 approximately 58%, 21% and 21% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively. Additionally, at June 30, 2010 more than 90% of the Company’s current-reset ARM securities have reached an initial coupon reset, while none of its longer-to-reset ARM securities have reached an initial coupon reset. All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances. As of June 30, 2010, the Company’s ARM securities featured the following characteristics (dollars in thousands):

ARM Type	Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll

Current-reset ARMs:
Fannie Mae Agency Securities	$5,095,529	3.03%	2.53%	1.76%	3.30%	10.21%	5.0
Freddie Mac Agency Securities	1,272,408	3.53	2.66	1.97	2.23	11.45	7.2
Ginnie Mae Agency Securities	328,895	3.44	1.84	1.53	1.00	10.10	5.6
Residential mortgage loans	7,587	3.57	2.81	2.06	1.55	11.07	6.0

	6,704,419	3.15	2.53	1.79	2.96	10.39	5.4

Longer-to-reset ARMs:
Fannie Mae Agency Securities	449,913	5.22	2.58	1.59	1.89	10.86	27.2
Freddie Mac Agency Securities	312,995	5.95	2.79	1.77	1.86	11.21	25.6
Ginnie Mae Agency Securities	12,614	4.16	1.81	1.50	1.00	9.16	50.3

	775,522	5.50	2.64	1.66	1.86	10.97	26.9

	$7,479,941	3.39	2.54	1.78	2.85	10.45	7.6

(a)

Basis represents the Company’s investment (unpaid principal balance plus unamortized investment premium) before unrealized gains and losses. As of June 30, 2010, the ratio of basis to related unpaid principal balance for the Company’s ARM securities was 101.64. This table excludes $6 million in fixed-rate Agency Securities, $4 million in fixed-rate residential mortgage loans and $4 million in private residential mortgage pass-through securities held as collateral for structured financings.

(b)

Net WAC, or weighted average coupon, is presented net of servicing and other fees and represents the cash yield inherent in the portfolio as of the indicated date before amortization of investment premiums. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and Net Margins as of the indicated date. Average Net Margins represents the weighted average level over the underlying indexes that the portfolio can adjust to upon reset, usually subject to periodic and lifetime limits, or Caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.

Capstead generally pledges its residential mortgage investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed is generally equal to the fair value of the assets pledged less an agreed-upon “haircut.” At June 30, 2010 haircuts for pledged Agency Securities typically ranged from three to five percent of the fair value of the pledged assets, exclusive of monthly principal and interest remittance receivables.

Repurchase arrangements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each arrangement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities, lenders may require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of pledged securities may decline as a result of principal pay downs on the collateral, declines in market value or other market conditions.

The Company’s borrowings under repurchase arrangements at June 30, 2010 consisted of $6.90 billion of primarily 30-day borrowings with 19 counterparties at average rates of 0.29%, before the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30- to 90-day borrowings (see below). Weighted average effective interest rates on repurchase arrangements and similar borrowings, including the effects of the interest rate swap agreements, were 0.64% and 0.69% for the quarter and six months ended June 30, 2010, respectively.

The Company currently uses two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to mitigate exposure to higher short-term interest rates. Under the terms of the interest rate swap agreements held at June 30, 2010, the Company pays fixed rates of interest averaging 1.34% on notional amounts totaling $2.80 billion with an average maturity of 14 months. Variable payments received by the Company under these agreements largely offset interest accruing on a like amount of the Company’s 30- to 90-day borrowings leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowing rates. After consideration of these swap positions, the Company’s portfolio and related borrowings under repurchase arrangements had durations of approximately 8 1/2 and 6 1/4 months, respectively, for a net duration gap of approximately 2 1/4 months at June 30, 2010, compared to approximately 3 1/4 months at year-end. The Company intends to continue to manage interest rate risk by utilizing suitable derivatives such as interest rate swap agreements as well as longer-dated committed borrowings if available at attractive terms.

In response to deteriorating market conditions experienced the latter part of 2007 and in 2008, Capstead significantly reduced its portfolio leverage during those periods by raising a significant amount of new common equity capital, selling a limited amount of Agency Securities and, when appropriate, curtailing the replacement of portfolio runoff. As a result of these efforts, portfolio leverage declined from 11.50 to one at June 30, 2007 to 7.85 to one at December 31, 2008. During 2009 leverage was reduced further ending the year at 6.67 to one, even as the Company grew its holdings of residential mortgage securities by $440 million (principal amount), primarily as a result of increases in unrealized gains on the portfolio due to higher pricing levels for ARM Agency Securities along with raising $81 million in new common equity capital and improved interest rate swap valuations.

In early February 2010 the GSEs announced plans to buyout a backlog of seriously delinquent loans from their mortgage guarantee portfolios. Freddie Mac largely completed its buyout program in February (reflected in March portfolio runoff) and Fannie Mae began its buyouts in March. Because of the uncertainties surrounding the extent and timing of these buyouts when they were first announced, the Company only partially replaced portfolio runoff during the first quarter. Although second quarter acquisitions outpaced portfolio runoff by $70 million (principal amount), on a year-to-date basis the portfolio declined by $420 million (principal amount), which contributed to a decline in portfolio leverage to 6.20 to one at June 30, 2010 from 6.67 to one at year-end. Portfolio runoff averaged 37.9% on an annualized basis during the second quarter (a 36.2% constant prepayment rate) compared to 31.8% (a 30.0% constant prepayment rate) the previous quarter.

Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, high levels of mortgage prepayments can put downward pressure on ARM security yields and financing spreads because the level of mortgage prepayments impacts how quickly investment premiums are written off against earnings as portfolio yield adjustments. The current year is being heavily impacted by runoff associated with the GSE buy-out programs. Elevated levels of mortgage prepayments are expected to continue into the third quarter with Fannie Mae expected to complete its buyout program in June (reflected in July portfolio runoff). To a lesser extent, revised government mortgage loan modification programs and lower prevailing mortgage interest rates could put upward pressure on mortgage prepayment rates in the coming quarters. As a result, portfolio yields and financing spreads will be lower in the third quarter even as rates on the Company’s borrowings remain at favorable levels. Additionally, it may take until year-end to redeploy capital made available from prepayments. With the delinquency backlog substantially cleared in July, mortgage prepayments and related investment premium amortization charges are expected to begin moderating allowing portfolio yields and financing spreads to begin to recover.

Commercial Investments

In 2007 and prior years, Capstead periodically augmented its core investment strategy with investments in credit-sensitive commercial real estate-related assets that could earn attractive risk-adjusted returns. In 2008 management concluded that it would not pursue additional investments in commercial real estate loans in order to focus its efforts on the Company’s core portfolio of ARM Agency Securities. With impairment and related charges of $40 million recorded in December 2009 and ongoing collateral sales, the Company has reduced its remaining exposure to these non-core investments to approximately $6 million, consisting of collateral associated with two townhome development loans. Unrelated to the Company’s commercial real estate lending activities, during 2009 the Company acquired $10 million face amount of AAA-rated senior notes issued by one of its lending counterparties. The following paragraphs discuss the Company’s commercial investments in more detail.

In December 2009 the Company wrote off its entire $39 million investment in subordinate loans and related accrued interest collateralized by the Four Seasons hotel in Nevis, West Indies. The financing for the Nevis property matured in October 2008 and one week later it sustained significant hurricane damage, forcing closure of the hotel. The Company remains a participant in the lending group and as such could achieve some recovery on this investment from the eventual disposition of the hotel. To this end, the Company participated in an involuntary bankruptcy petition in order to improve its prospects for an eventual recovery; however, in May 2010 the bankruptcy petition was rejected further diminishing the prospects for any recovery on this investment.

In October 2009 the Company acquired a senior lien to its existing subordinated interests in two Dallas, Texas-based townhome developments, triggering consolidation of the related entities under variable interest entity accounting rules. The underlying collateral, which at June 30, 2010 consisted of 21 unsold completed units expected to be sold over the next 12 months, is included in receivables and other assets on the balance sheet. Ten units have been sold through June 30, 2010, generating sufficient net proceeds to reduce the Company’s remaining investment from approximately $9 million at year-end to approximately $6 million at June 30, 2010.

The senior notes held by the Company were issued in July 2009 pursuant to a larger private placement by two large commercial banks of the senior and junior notes of a lending counterparty. The notes bear interest at 10.0% per annum payable monthly, mature on December 15, 2010 and are callable by the borrower at par.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead finances a majority of its holdings of residential mortgage securities with commercial banks and other financial institutions using borrowings under repurchase arrangements supported by the Company’s long-term investment capital. Assuming potential liquidity is available, borrowings under repurchase agreements generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, potential liquidity inherent in the Company’s investment portfolio is as important as the actual level of cash and cash equivalents carried on the balance sheet. Potential liquidity is affected by, among other things, changes in market value of assets pledged as determined by lending counterparties; principal prepayments; collateral requirements of lenders; and general conditions in the commercial banking and mortgage finance industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”). Capstead’s utilization of long-term investment capital and its estimated potential liquidity were as follows as of June 30, 2010 in comparison with December 31, 2009 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed (a)	Potential Liquidity (b)
Balances as of June 30, 2010:
Mortgage securities and similar investments	$7,678,819	$6,897,366	$781,453	$391,731

Other assets, net of other liabilities			330,469	268,033

			$1,111,922	$659,764

Balances as of December 31, 2009	$8,091,103	$7,435,256	$1,113,919	$640,586

(a)	Investments are stated at carrying amounts on the Company’s balance sheets, which generally reflects management’s estimate of fair value as of the indicated dates.
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

RESULTS OF OPERATIONS

	Quarter Ended June 30		Six Months Ended June 30

	2010	2009	2010	2009
Income statement data (dollars in thousands, except per share data)
Interest income:
Mortgage securities and similar investments	$47,634	$81,062	$107,784	$168,946
Other	135	133	227	350

	47,769	81,195	108,011	169,296

Interest expense:
Repurchase arrangements and similar borrowings	(11,146)	(31,626)	(24,514)	(71,583)
Unsecured borrowings	(2,187)	(2,187)	(4,374)	(4,374)

	(13,333)	(33,813)	(28,888)	(75,957)

	34,436	47,382	79,123	93,339

Other revenue (expense):
Miscellaneous other revenue (expense)	(98)	(804)	(303)	(909)
Incentive compensation expense	(1,330)	(1,243)	(2,745)	(2,377)
General and administrative expense	(3,314)	(2,893)	(6,009)	(5,600)

	(4,742)	(4,940)	(9,057)	(8,886)

	29,694	42,442	70,066	84,453
Equity in earnings of unconsolidated affiliates	65	65	130	130

Net income	$29,759	$42,507	$70,196	$84,583

Net income available to common stockholders, after preferred share dividends	$24,700	$37,446	$60,079	$74,461

Diluted earnings per common share	$0.35	$0.58	$0.86	$1.15

Average diluted shares outstanding	70,072	73,140	69,716	72,961

Key portfolio statistics (dollars in millions)
Average yields:
Mortgage securities and similar investments	2.55%	4.33%	2.83%	4.51%
Other	0.19	0.43	0.16	0.56
Total average yields	2.47	4.27	2.73	4.44
Average borrowing rates:
Repurchase arrangements and similar borrowings as adjusted for interest rate hedging transactions	0.64	1.86	0.69	2.11
Unsecured borrowings	8.49	8.49	8.49	8.49
Total borrowing rates	0.76	1.96	0.80	2.20
Total financing spreads	1.71	2.31	1.93	2.24
Net yield on total interest-earning assets	1.78	2.50	2.02	2.47
Average portfolio runoff rate (scheduled payments and prepayments)	37.86	16.49	34.83	15.39
Average basis in interest-earning assets and interest-bearing liabilities:
Mortgage securities and similar investments	$7,460	$7,482	$7,619	$7,499
Other interest-earning assets	285	125	289	125
Repurchase arrangements and similar borrowings	6,895	6,739	7,065	6,764
Unsecured borrowings	103	103	103	103
Average long-term investment capital	1,125	991	1,123	958
General and administrative and incentive compensation expense as a percentage of average long-term investment capital	1.65%	1.67%	1.57%	1.68%
Return on average long-term investment capital	11.35	18.05	13.34	18.69

Capstead’s net income totaled $30 million and $70 million or $0.35 and $0.86 per diluted common share for the quarter and six months ended June 30, 2010, compared to $43 million and $85 million or $0.58 and $1.15 per diluted common share for the same periods in 2009. The decrease in earnings can largely be attributed to lower total financing spreads, which averaged 171 and 193 basis points for the quarter and six months ended June 30, 2010 compared to 231 and 224 basis points during the same periods in 2009, and to additional common shares outstanding. Financing spreads were negatively affected by significantly higher investment premium amortization resulting from higher portfolio runoff, as well as lower coupon interest rates on ARM loans underlying the portfolio that reset to more current interest rates and lower yields on portfolio acquisitions.

Yields on interest earning assets averaged 180 and 171 basis points lower during the quarter and six months ended June 30, 2010 compared to the same periods in 2009 reflecting (a) higher investment premium amortization due to the surge in runoff as a result of the GSE buyouts, (b) lower yields on existing portfolio as coupon interest rates on the underlying mortgage loans continued resetting to rates more reflective of the current rate environment and (c) lower market yields on acquisitions. In addition, yields were impacted by lower yields on overnight investments and cash collateral receivables from swap counterparties, also reflecting lower prevailing short-term interest rates. Total portfolio runoff averaged 37.9% and 34.8% on an annualized basis during the quarter and six months ended June 30, 2010, compared to 16.5% and 15.4% during the same periods in 2009. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as yield adjustments.

Borrowing rates on interest-bearing liabilities averaged 120 and 140 basis points lower during the quarter and six months ended June 30, 2010 than during the same periods in 2009. Borrowing rates on approximately $2.80 billion and $2.83 billion of the Company’s average borrowings during the quarters ended June 30, 2010 and 2009, respectively, were affected by the use of interest rate swap agreements and longer-dated repurchase arrangements to manage interest rate risk. On a combined basis, rates on the Company’s swap positions averaged 1.34% and 1.43% during the quarter and six months ended June 30, 2010 compared to 3.47% and 3.59% on swap positions and longer-dated repurchase arrangements during the same periods in 2009. Lower rates on these positions reflect the expiration of $1.70 billion notional amount of swap agreements between November 2009 and March 2010 as well as the maturity of remaining longer-dated repurchase arrangements in 2009. The Company’s borrowings under repurchase arrangements typically reset in rate every 30 to 90 days as they are re-established at prevailing rates corresponding to the terms of the borrowings. Rates on these borrowings averaged 0.26% and 0.25% during the quarter and six months ended June 30, 2010 compared to 0.59% and 0.84% during the same periods in 2009, benefiting from lower prevailing short-term interest rates.

Other revenue (expense) during the second quarter of 2010 reflects higher annual incentive compensation accruals than during the same period in 2009 primarily because of higher average long-term investment capital balances. This program provides for a 10% participation in annual earnings, as defined, in excess of a benchmark amount and caps annual incentive compensation at 50 basis points multiplied by average long-term investment capital, as defined. See “NOTE 10” to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs. General and administrative expense includes higher legal expenses associated with efforts to enhance recovery prospects for the Company’s commercial real estate loan to the Nevis Four Seasons resort (this investment was written off in its entirety in December 2009).

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity available under its borrowing arrangements is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of June 30, 2010 and its perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

In response to the growth of Capstead’s residential mortgage investments portfolio and to turbulent market conditions experienced in 2007 and 2008, the Company expanded the number of lending counterparties it routinely does business with to increase its financial flexibility and ability to withstand periods of contracting market liquidity. The Company has uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 19 of these counterparties at June 30, 2010. Borrowings under repurchase arrangements secured by residential mortgage investments totaled $6.90 billion at June 30, 2010, with maturities of 30 to 90 days. Interest rates on borrowings under repurchase arrangements are generally based on prevailing rates at inception corresponding to the terms of the borrowings. All terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.

Capstead uses two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to mitigate exposure to higher short-term interest rates by effectively locking in fixed rates on a portion of its 30- to 90-day borrowings. At June 30, 2010 these swap agreements had notional amounts totaling $2.80 billion with an average maturity of 14 months and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30- to 90-day borrowings. The Company intends to continue to manage interest rate risk by utilizing suitable Derivatives such as interest rate swap agreements. Through the use of these Derivatives, the Company has extended the duration of its liabilities to approximately 6 1/4 months and lowered its net duration gap to approximately 2 1/4 months. This compares to a liability duration of approximately 5 1/4 months and a net duration gap of approximately 3 1/4 months at year-end.

During the first quarter of 2010, the Company raised $10 million in new common equity capital through its at-the-market continuous offering program. No capital was raised under this program during the second quarter of 2010. During 2009 the Company raised $81 million under this program and may raise additional investment capital in future periods using this program or by other means, subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

Interest Rate Sensitivity on Operating Results

Capstead performs income sensitivity analyses using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All investments, borrowings and Derivatives held are included in these analyses. The sensitivity of components of other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. The model incorporates management’s assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums. These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior under normal market conditions unaffected by changes in market liquidity.

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

Capstead had the following estimated income sensitivity profile as of June 30, 2010 and December 31, 2009, respectively (dollars in thousands):

	Federal Funds Rate	10-year U.S. Treasury Rate	Immediate Change In Indicated Rates:*
30-day to one-year rates			Flat	Up 1.00%	Up 1.00%	Up 2.00%	Up 3.00%
10-year U.S. Treasury rate			Down 1.00%	Flat	Up 1.00%	Up 2.00%	Up 3.00%
Projected 12-month income change:
June 30, 2010	<0.25%	2.93%	$(11,300)	$(9,900)	$(3,300)	$(14,800)	$(36,200)
December 31, 2009	<0.25	3.84	(12,000)	(7,500)	(1,500)	(10,400)	(26,300)

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

It is anticipated that over the next several years U.S. policy makers will address what the long-term role of the federal government in general, and the GSEs in particular, will play in the housing markets. The actual or perceived credit quality of Agency Securities could be negatively affected by market uncertainty over any legislative or regulatory initiatives that impact the relationship between the GSEs and the federal government. A significantly reduced role by the federal government or other changes in the guarantees provided by Ginnie Mae, the GSEs or their successors could negatively affect the credit profile and pricing of future issuances of Agency Securities and whether the Company’s strategy of holding a leveraged portfolio of Agency Securities remains viable.

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

The GSEs buyout programs for seriously delinquent loans is resulting in a period of unusually high mortgage prepayments and correspondingly high levels of investment premium amortization which is adversely affecting earnings. In addition, book value per common share is being negatively impacted by the prepayment of these relatively higher-priced investments. Also see discussion below regarding the availability of suitable investments at attractive pricing.

Changes in interest rates, whether increases or decreases, may adversely affect Capstead’s earnings. Capstead’s earnings currently depend primarily on the difference between the interest received on its mortgage securities and similar investments and the interest paid on its related borrowings. The Company typically finances its investments at 30- to 90-day interest rates. Because coupon interest rates on only a portion of the ARM loans underlying the Company’s securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan, in a rising short-term interest rate environment, interest rates on related borrowings not hedged through the use of interest rate swap agreements can rise to levels that may exceed yields on these securities, contributing to lower or even negative financing spreads and adversely affecting earnings. At other times, during periods of relatively low short-term interest rates, declines in the indices used to reset coupon interest rates for ARM loans may negatively affect yields on the Company’s ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected.

The lack of availability of suitable investments at attractive pricing may adversely affect Capstead’s earnings. Pricing of investments is determined by a number of factors including interest rate levels and expectations, market liquidity conditions, and competition among investors for these investments, many of whom have greater financial resources and lower return requirements than Capstead. To the extent the proceeds from prepayments on Capstead’s mortgage securities and similar investments are not reinvested or cannot be reinvested at rates of return at least equal to the rates previously earned on those investments, the Company’s earnings may be adversely affected. Similarly, if proceeds from capital raising activities, if any, are not deployed or cannot be deployed at rates of return being earned on existing capital, earnings may be adversely affected. Capstead cannot assure investors that the Company will be able to acquire suitable investments at attractive pricing and in a timely manner to replace portfolio runoff as it occurs or to deploy new capital as it is raised. Neither can the Company assure investors that it will maintain the current composition of its investments, consisting primarily of ARM Agency Securities.

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

Periods of illiquidity in the mortgage markets may reduce the number of counterparties willing to lend to the Company or the amounts individual counterparties are willing to lend via repurchase arrangements, which could negatively impact the Company’s financial condition and earnings. Capstead will generally pledge its investments in mortgage securities as collateral under uncommitted repurchase arrangements with numerous commercial banks and other financial institutions, routinely with maturities of 30 to 90 days. The Company’s ability to achieve its investment objectives depends on its ability to re-establish or roll maturing borrowings on a continuous basis. If a counterparty chooses not to roll a maturing borrowing, the Company must pay off the borrowing, generally with cash available from another repurchase arrangement entered into with another counterparty. If the Company deems it does not have sufficient borrowing capacity with its counterparties, it could be forced to reduce its portfolio leverage by selling assets under possibly adverse market conditions, which may adversely affect its profitability. This risk is increased if Capstead relies significantly on any single counterparty for a significant portion of its repurchase arrangements. Under these conditions, the Company may determine it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.

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

Capstead may invest in Derivatives such as interest rate swap agreements to mitigate or hedge the Company’s interest rate risk, which may negatively affect the Company’s liquidity, financial condition or earnings. The Company may invest in such instruments from time to time with the goal of achieving more stable financing spreads and financial condition. However, these activities may not have the desired beneficial impact on the Company’s liquidity, financial condition or earnings. For instance, the pricing of ARM securities and the pricing of the related Derivatives may deteriorate at the same time leading to margin calls on both the borrowings supporting investments in ARM securities and the Derivatives, negatively impacting the Company’s liquidity and stockholders’ equity. In addition, counterparties could fail to honor their commitments under the terms of the Derivatives or have their credit quality downgraded impairing the value of the Derivatives. In the event of any defaults by counterparties, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the Derivatives. Should Capstead be required to sell its Derivatives under such circumstances, the Company may incur losses. No such hedging activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.

Derivatives held may fail to qualify for hedge accounting introducing potential volatility to Capstead’s earnings. The Company typically qualifies Derivatives held as cash flow hedges for accounting purposes in order to record the effective portion of the change in fair value of Derivatives as a component of stockholders’ equity rather than in earnings. If the hedging relationship for any Derivative held ceases to qualify for hedge accounting treatment for any reason, including failing documentation and ongoing hedge effectiveness requirements, the Company would be required to record in earnings the total change in fair value of any such Derivative. In addition the Company could elect to no longer avail itself of cash flow hedge accounting for its Derivative positions. This could introduce a potentially significant amount of volatility to earnings reported by the Company.

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

The staff of the Securities and Exchange Commission (“SEC”), has interpreted the provisions of the 40 Act to generally require REITs that invest primarily in Agency Securities such as Capstead to maintain at least 55% of its assets directly in qualifying real estate interests in order to be exempt from regulation as an investment company. To constitute a qualifying real estate interest under this 55% requirement, a real estate interest must meet various criteria. In satisfying this 55% requirement, the Company may treat mortgage securities issued with respect to an underlying pool to which it holds all issued certificates as qualifying real estate interests. Mortgage securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. If the SEC or its staff adopts a contrary interpretation of the 40 Act, in order to avoid being regulated as an investment company the Company could be required to sell a substantial amount of its securities or other non-qualified assets under potentially adverse market conditions which could result in losses.

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

•

Fair Value and Impairment Accounting for Financial Assets – Most of Capstead’s investments are financial assets held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions. Considerable judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity. See “NOTE 9” to the accompanying consolidated financial statements for discussion of how Capstead values its financial assets. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs that is determined to be other-than-temporary, the difference between amortized cost and fair value would be recognized in earnings as a component of Other revenue (expense) if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale. Other-than-temporary impairment of a mortgage security because of other factors would be recognized in Accumulated other comprehensive income and amortized to earnings as a yield adjustment.

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

•

Derivatives Accounting – The Company uses Derivatives for risk management purposes. When held, Derivatives are recorded as assets or liabilities and carried at fair value. The accounting for changes in fair value of each Derivative held depends on whether it has been designated as an accounting hedge, as well as the type of hedging relationship identified. To qualify as cash flow hedges for accounting purposes, at the inception of the hedge relationship the Company must anticipate and document that the hedge relationship will be highly effective and monitor ongoing effectiveness on at least a quarterly basis. As long as the hedge relationship remains effective, the effective portion of changes in fair value of the Derivative are recorded in Accumulated other comprehensive income and the ineffective portion is recorded in earnings as a component of Interest expense. Changes in fair value of Derivatives not held as accounting hedges, or for which the hedge relationship is deemed to no longer be highly effective and as a result hedge accounting is terminated, are recorded in earnings as a component of Other revenue (expense).

The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future 30- and 90-day borrowings. Variable-rate payments to be received on the swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally on a monthly basis while fixed rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments. See “NOTE 6” to the accompanying consolidated financial statements and “Financial Conditions–Residential Mortgage Investments” for additional information regarding the Company’s current use of Derivatives and its related risk management policies.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•	changes in general economic conditions;

•	fluctuations in interest rates and levels of mortgage prepayments;

•	the effectiveness of risk management strategies;

•	the impact of differing levels of leverage employed;

•	liquidity of secondary markets and credit markets;

•	the availability of financing at reasonable levels and terms to support investing on a leveraged basis;

•	the availability of new investment capital;

•	increases in costs and other general competitive factors;

•	deterioration in credit quality and ratings;

•	the availability of suitable qualifying investments from both an investment return and regulatory perspective;

•

the availability of residential mortgage pass-through securities issued and guaranteed by federal government-sponsored enterprises, currently Fannie Mae or Freddie Mac, or by an agency of the federal government, currently Ginnie Mae; and

•	changes in legislation or regulation affecting federal government-sponsored enterprises and similar federal government agencies and related guarantees.

In addition to the above considerations, actual results and liquidity are affected by other risks and uncertainties which could cause actual results to be significantly different from those expressed or implied by these forward-looking statements. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed herein may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Any forward-looking statements speak only as of the date the statement is made and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, readers of this document are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2010.

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

Exhibit 12 – Computation of Ratio of Income from Continuing Operations (before fixed charges) to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31.1 – Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to applicable SEC rules, the Company will file, no later than 30 days after the date of the filing of this Quarterly Report, an amendment to this Quarterly Report that will contain the Company’s unaudited consolidated financial statements included in this Quarterly Report, submitted in XBRL (eXtensible Business Reporting Language) format.

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated April 29, 2010 furnishing the press release announcing first quarter 2010 results.

Current Report on Form 8-K dated May 4, 2010 to file a presentation to the investment community.

Current Report on Form 8-K dated May 27, 2010 to file a first quarter 2010 investor fact sheet.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: August 3, 2010	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: August 3, 2010	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer