Form 10-Q/A
period 2010-06-30
CAPSTEAD MORTGAGE CORP
filed 2010-08-25
CIK 766701

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	70,128,810 as of August 3, 2010

EXPLANATORY NOTE – Exhibit 101

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Capstead Mortgage Corporation for the quarter ended June 30, 2010 filed on August 3, 2010 for the sole purpose of furnishing Exhibit 101. Exhibit 101 to this report provides financial information formatted in Extensible Business Reporting Language (XBRL) in accordance with Rule 405 of Regulation S-T.

This Amendment No. 1 does not reflect any events occurring subsequent to the August 3, 2010 filing date of the original Form 10-Q for the quarter ended June 30, 2010 or in any way modify or update disclosures made in the original Form 10-Q filing for the quarter ended June 30, 2010.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, Exhibit 101 to this report is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933 and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and is otherwise not subject to liability under these sections.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 12 – Computation of Ratio of Income from Continuing Operations (before fixed charges) to Combined Fixed Charges and Preferred Stock Dividends.*

Exhibit 31.1 – Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2 – Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101.INS – XBRL Instance Document**

Exhibit 101.SCH – XBRL Taxonomy Extension Schema**

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase**

Exhibit 101.DEF – XBRL Additional Taxonomy Extension Definition Linkbase**

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase**

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase**

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated April 29, 2010 furnishing the press release announcing first quarter 2010 results.

Current Report on Form 8-K dated May 4, 2010 to file a presentation to the investment community.

Current Report on Form 8-K dated May 27, 2010 to file a first quarter 2010 investor fact sheet.

*	Previously filed with Capstead Mortgage Corporation’s Quarterly Report on Form 10-Q filed on August 3, 2010
**	Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: August 25, 2010	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: August 25, 2010	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial Officer