Form 10-Q
period 2010-09-30
CAPSTEAD MORTGAGE CORP
filed 2010-11-05
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ✓  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ✓  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ✓    Accelerated filer        Non-accelerated filer        Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES       NO ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	70,128,810 as of November 5, 2010

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2010

INDEX

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets:
Mortgage securities and similar investments ($7.44 and $7.86 billion pledged under repurchase arrangements at September 30, 2010 and December 31, 2009, respectively)	$7,942,342	$8,091,103
Cash collateral receivable from interest rate swap counterparties	38,738	30,485
Interest rate swap agreements at fair value	–	1,758
Cash and cash equivalents	177,637	409,623
Receivables and other assets	69,836	92,817
Investments in unconsolidated affiliates	3,117	3,117

	$8,231,670	$8,628,903

Liabilities:
Repurchase arrangements and similar borrowings	$7,062,389	$7,435,256
Unsecured borrowings	103,095	103,095
Interest rate swap agreements at fair value	22,763	9,218
Common stock dividend payable	18,233	37,432
Accounts payable and accrued expenses	16,912	29,961

	7,223,392	7,614,962

Stockholders’ equity:
Preferred stock—$0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 188 shares issued and outstanding at September 30, 2010 and December 31, 2009 ($3,085 aggregate liquidation preference)	2,630	2,630
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at September 30, 2010 and December 31, 2009 ($180,023 aggregate liquidation preference)	176,703	176,703
Common stock—$0.01 par value; 250,000 shares authorized: 70,129 and 69,319 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	701	693
Paid-in capital	1,027,996	1,017,185
Accumulated deficit	(355,452)	(356,154)
Accumulated other comprehensive income	155,700	172,884

	1,008,278	1,013,941

	$8,231,670	$8,628,903

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended September 30		Nine Months Ended September 30

	2010	2009	2010	2009
Interest income:
Mortgage securities and similar investments	$40,614	$74,695	$148,398	$243,641
Other	111	69	338	419

	40,725	74,764	148,736	244,060

Interest expense:
Repurchase arrangements and similar borrowings	(11,096)	(26,802)	(35,610)	(98,385)
Unsecured borrowings	(2,186)	(2,186)	(6,560)	(6,560)

	(13,282)	(28,988)	(42,170)	(104,945)

	27,443	45,776	106,566	139,115

Other revenue (expense):
Miscellaneous other revenue (expense)	(427)	16	(730)	(893)
Incentive compensation expense	(983)	(1,058)	(3,728)	(3,435)
General and administrative expense	(2,424)	(2,713)	(8,433)	(8,313)

	(3,834)	(3,755)	(12,891)	(12,641)

Income before equity in earnings of unconsolidated affiliates	23,609	42,021	93,675	126,474

Equity in earnings of unconsolidated affiliates	64	64	194	194

Net income	$23,673	$42,085	$93,869	$126,668

Net income available to common stockholders:
Net income	$23,673	$42,085	$93,869	$126,668
Less cash dividends paid on preferred shares	(5,058)	(5,058)	(15,175)	(15,180)

	$18,615	$37,027	$78,694	$111,488

Net income per common share:
Basic	$0.27	$0.56	$1.13	$1.74
Diluted	0.27	0.56	1.12	1.71

Cash dividends declared per share:
Common	$0.260	$0.560	$1.120	$1.700
Series A Preferred	0.400	0.400	1.200	1.200
Series B Preferred	0.315	0.315	0.945	0.945

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30
	2010	2009
Operating activities:
Net income	$93,869	$126,668
Noncash items:
Amortization of investment premiums	46,497	20,443
Depreciation and other amortization	165	205
Equity-based compensation costs	1,144	850
Amounts related to interest rate swap agreements	(671)	1,613
Impairment charge related to commercial real estate loans	–	750
Net change in mortgage securities principal remittance receivable	12,046	(7,012)
Net change in remaining receivables, other assets, accounts payable and accrued expenses	2,472	(12,013)

Net cash provided by operating activities	155,522	131,504

Investing activities:
Purchases of mortgage securities and similar investments	(2,410,469)	(1,350,614)
Purchased interest receivable related to purchases of mortgage securities and similar investments	(4,766)	(3,261)
Principal collections on mortgage securities and similar investments	2,511,525	1,065,446

Net cash provided by (used in) investing activities	96,290	(288,429)

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	57,170,168	53,397,517
Principal payments on repurchase arrangements and similar borrowings	(57,543,035)	(53,156,255)
Decrease (increase) in cash collateral receivable from interest rate swap counterparties	(8,253)	17,710
Capital stock transactions	10,233	79,979
Dividends paid	(112,911)	(110,369)

Net cash (used in) provided by financing activities	(483,798)	228,582

Net change in cash and cash equivalents	(231,986)	71,657
Cash and cash equivalents at beginning of period	409,623	96,839

Cash and cash equivalents at end of period	$177,637	$168,496

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2010. For further information refer to the audited consolidated financial statements and footnotes thereto incorporated by reference into the Company’s annual report on Form 10-K for the year ended December 31, 2009. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

	Quarter Ended September 30		Nine Months Ended September 30

	2010	2009	2010	2009
Numerator for basic earnings per common share:
Net income	$23,673	$42,085	$93,869	$126,668
Series A and B preferred share dividends	(5,058)	(5,058)	(15,175)	(15,180)
Unvested stock award participation in earnings	(104)	(182)	(437)	(538)

	$18,511	$36,845	$78,257	$110,950

Denominator for basic earnings per common share:
Weighted average common shares outstanding	70,129	65,745	69,879	64,140
Average unvested stock awards outstanding	(393)	(353)	(389)	(377)

	69,736	65,392	69,490	63,763

Basic earnings per common share	$0.27	$0.56	$1.13	$1.74

Numerator for diluted earnings per common share:
Net income	$23,673	$42,085	$93,869	$126,668
Dividends on antidilutive convertible preferred shares	(4,983)	–	(14,949)	–
Unvested stock award participation in earnings	(104)	(182)	(437)	(538)

	$18,586	$41,903	$78,483	$126,130

Denominator for diluted earnings per common share:
Weighted average common shares outstanding	70,129	65,745	69,879	64,140
Average unvested stock awards outstanding	(393)	(353)	(389)	(377)
Net effect of dilutive option awards	34	116	39	107
Net effect of dilutive convertible preferred shares	310	9,928	310	9,928

	70,080	75,436	69,839	73,798

Diluted earnings per common share	$0.27	$0.56	$1.12	$1.71

Potentially dilutive securities:
Antidilutive convertible preferred shares	15,819	–	15,819	–
Antidilutive equity awards excludable under the treasury stock method:
Shares issuable under option awards	70	10	40	40
Unvested stock awards	111	–	111	–

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

Mortgage securities and similar investments and related weighted average coupon rates (“net WAC”) and yields classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Principal Balance	Investment Premiums	Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
September 30, 2010
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$5,204	$15	$5,219	$5,235	6.78%	6.48%
ARMs	7,128,103	135,401	7,263,504	7,434,390	3.26	2.16
Ginnie Mae ARMs	463,869	7,116	470,985	478,192	3.28	2.92

	7,597,176	142,532	7,739,708	7,917,817	3.26	2.20

Residential mortgage loans:
Fixed-rate	3,513	6	3,519	3,519	6.99	7.01
ARMs	7,380	62	7,442	7,442	3.46	3.80

	10,893	68	10,961	10,961	4.59	4.83
Collateral for structured financings	3,493	58	3,551	3,551	8.01	8.07
Senior notes	10,000	13	10,013	10,013	10.00	9.67

	$7,621,562	$142,671	$7,764,233	$7,942,342	3.28	2.22

December 31, 2009
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$6,835	$20	$6,855	$6,871	6.75	6.47
ARMs	7,415,616	107,066	7,522,682	7,696,743	4.06	3.59
Ginnie Mae ARMs	354,611	2,210	356,821	362,061	3.94	3.68

	7,777,062	109,296	7,886,358	8,065,675	4.06	3.60

Residential mortgage loans:
Fixed-rate	3,683	6	3,689	3,689	7.00	6.93
ARMs	7,974	67	8,041	8,041	3.93	4.26

	11,657	73	11,730	11,730	4.89	5.08
Collateral for structured financings	3,585	60	3,645	3,645	8.05	8.54
Senior notes	10,000	53	10,053	10,053	10.00	9.63

	$7,802,304	$109,482	$7,911,786	$8,091,103	4.07	3.59

(a)	Includes unrealized gains and losses for securities classified as available-for-sale, if applicable, (see NOTE 9).
(b)

Net WAC is presented net of servicing and other fees and represents the cash yield inherent in the portfolio as of the indicated balance sheet date, before amortization of investment premiums. Average yield is presented for the quarter then ended, calculated including the amortization of investment premiums and excluding unrealized gains and losses.

Agency Securities carry an implied AAA rating and therefore limited credit risk, particularly in light of government support for the GSEs. Residential mortgage loans held by the Company were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company. Collateral for structured financings consists of private residential mortgage securities obtained through the above-mentioned mortgage conduit that are pledged to secure repayment of the structured financings. The credit risk for these securities is borne by the related bondholders. The maturity of mortgage securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, the actual maturity of the Company’s mortgage securities will be significantly shorter than the portfolio’s 277 month weighted average contractual maturity.

Fixed-rate investments are generally Agency Securities backed by mortgage loans with fixed rates of interest. Adjustable-rate investments generally are ARM Agency Securities backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities either (i) adjust annually based on specified margins over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London interbank offered rate (“LIBOR”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indexes such as one-month LIBOR or the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.

The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Current-reset ARM securities have a months to roll of less than 18 months while longer-to-reset ARM securities have a months to roll of 18 months or greater. As of September 30, 2010, the average months to roll for the Company’s $7.0 billion (basis) in current-reset ARM securities was 5.4 months while the average months-to-roll for the Company’s $742 million (basis) in longer-to-reset ARM securities was 27.8 months.

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

NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR

BORROWINGS, INCLUDING RELATED HEDGING ACTIVITY

Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon “haircut.” At September 30, 2010 haircuts for pledged Agency Securities typically ranged from three to five percent of the fair value of the pledged assets, exclusive of monthly principal and interest remittance receivables.

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

	September 30, 2010		December 31, 2009
Collateral Type	Borrowings Outstanding	Average Rate (a)	Borrowings Outstanding	Average Rate (a)
Borrowings with maturities of 30 days or less:
Agency Securities	$5,824,417	0.28%	$7,431,611	0.29%
Borrowings with maturities of 31 to 90 days:
Agency Securities	1,234,421	0.29	–	–
Similar borrowings:
Collateral for structured financings	3,551	8.01	3,645	8.05

	$7,062,389	0.29	$7,435,256	0.29

Average borrowings outstanding (b)	$6,603,137		$7,130,302

(a)

Average rate is presented as of the indicated balance sheet date and does not include the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30- to 90-day borrowings (see below). After giving effect to these cash flow hedges, the weighted average effective rate was 0.63% and 0.89% as of September 30, 2010 and December 31, 2009, respectively. The weighted average effective rate on repurchase arrangements and similar borrowings, including the effects of interest rate swap agreements, was 0.66% and 0.68% for the quarter and nine months ended September 30, 2010.

(b)

Average borrowings outstanding is presented for the quarter then ended. Borrowings were higher at quarter-end primarily due to differences in the timing of portfolio acquisitions relative to portfolio runoff.

Capstead uses two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to help mitigate exposure to higher short-term interest rates. These derivative financial instruments (“Derivatives”) are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day repurchase arrangements. This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and actual borrowing rates. The Company’s swap agreements, with an average expiration of 14 months, had the following characteristics at September 30, 2010 (dollars in thousands):

Quarter of Contract Expiration	Notional Amount	Average Fixed Rate
Currently-paying contracts:
First Quarter 2011	$400,000	1.37%
Second Quarter 2011	100,000	1.19
Third Quarter 2011	400,000	1.33
Fourth Quarter 2011	900,000	1.15
First Quarter 2012	800,000	1.10
Second Quarter 2012	–	–
Third Quarter 2012	200,000	0.83
Fourth Quarter 2012	–	–

	2,800,000	1.17
Forward-starting contracts:
First Quarter 2013	300,000	0.77

	$3,100,000	1.13

Related disclosures were as follows as of and for the indicated periods (in thousands):

	Location in Balance Sheet		September 30, 2010	December 31, 2009
Balance sheet-related
Derivatives designated as cash flow hedging instruments: (c)
Interest rate swap agreements at fair value – (an asset)	(a	)	$–	$1,758
Interest rate swap agreements at fair value – (a liability)	(a	)	(22,763)	(9,218)
Related net interest payable	(b	)	(7,207)	(17,451)

			$(29,970)	$(24,911)

	Location of Gain or (Loss) Recognized in Net Income		Quarter Ended September 30		Nine Months Ended September 30
			2010	2009	2010	2009
Income statement-related
Components of effect on interest expense:
Amount of gain (loss) reclassified from AOCI:
Effective portion of active positions			$(5,810)	$(15,558)	$(21,557)	$(41,201)
Effective portion of terminated positions (d)			–	(342)	(31)	(901)

			(5,810)	(15,900)	(21,588)	(42,102)
Amount of gain (loss) recognized (ineffective portion)			(213)	(631)	36	(983)

Increase in interest expense and decrease in Net income as a result of the use of Derivatives	(e	)	$(6,023)	$(16,531)	$(21,552)	$(43,085)

Other comprehensive income-related
Amount of gain (loss) recognized in other comprehensive income (loss) (effective portion)			$(12,341)	$(6,191)	$(37,564)	$(14,240)

(a)	Presented separately on the face of the balance sheet.
(b)	Included in “Accounts payable and accrued expenses” on the face of the balance sheet.
(c)

The amount of unrealized losses that will be recognized in the statement of income over the next twelve months in the form of fixed and variable rate swap payments in excess of current market rates totaled $20.3 million at September 30, 2010.

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

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2006 and 2005 to three special-purpose statutory trusts. These unconsolidated affiliates were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.5 million in remaining issue costs associated with these transactions. Note balances and related weighted average interest rates as of September 30, 2010 and December 31, 2009 (calculated including issue cost amortization) were as follows (dollars in thousands):

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

Subsequent to quarter-end, the Company entered into three forward-starting swap agreements with notional amounts totaling $100 million and terms coinciding with the variable-rate terms of these borrowings that begin in 2015 and 2016. After considering these cash-flow hedges, the effective borrowing rate during the final 20 years of these borrowings will average 7.56%.

NOTE 8 — COMPREHENSIVE INCOME

Comprehensive income is net income plus other comprehensive income (loss). Other comprehensive income (loss) currently consists of the change in net unrealized gains on mortgage securities classified as available-for-sale and amounts related to Derivatives held as cash flow hedges. As of September 30, 2010, the Accumulated other comprehensive income component of stockholders’ equity consisted of $178.1 million in net unrealized gains on mortgage securities held available-for-sale and $22.4 million in net unrealized losses on Derivatives held as cash flow hedges. The following provides information regarding the components of comprehensive income (in thousands):

	Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net income	$23,673	$42,085	$93,869	$126,668

Other comprehensive income (loss):
Amounts related to available-for-sale securities:
Change in net unrealized gains	2,106	30,680	(1,208)	157,262
Amounts related to cash flow hedges:
Change in net unrealized losses	(12,341)	(6,191)	(37,564)	(14,240)
Reclassification adjustment for amounts included in net income	5,810	15,900	21,588	42,102

Other comprehensive income (loss)	(4,425)	40,389	(17,184)	185,124

Comprehensive income	$19,248	$82,474	$76,685	$311,792

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

The Company’s holdings of residential mortgage securities, nearly all of which are classified as held available-for-sale, are measured at fair value on a recurring basis using Level Two Inputs in accordance with ASC 820. In determining fair value estimates for mortgage securities the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions. Fair values for senior notes are estimated using valuation techniques that involve uncertainties and are affected by assumptions used and judgments made regarding risk characteristics, discount rates, future cash flows, future loss expectations, and other factors (i.e., Level Three Inputs in accordance with ASC 820). In estimating these fair values, the Company used a discount rate of 10% to determine the net present value of related future cash flows. See NOTE 6 for information relative to the valuation of interest rate swap agreements.

Fair value disclosures for financial instruments other than debt securities were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$10,961	$11,100	$11,730	$11,800
Interest rate swap agreements	–	–	1,758	1,758
Financial liabilities:
Unsecured borrowings	103,095	105,500	103,095	102,000
Interest rate swap agreements	22,763	22,763	9,218	9,218

Fair value and related disclosures for debt securities were as follows (in thousands):

		Gross Unrealized
	Basis	Gains	Losses	Fair Value
As of September 30, 2010
Agency Securities classified as available-for-sale	$7,734,665	$178,798	$689	$7,912,774
Residential mortgage securities classified as held-to-maturity	8,593	401	–	8,994
Senior notes classified as held-to-maturity	10,013	–	13	10,000
As of December 31, 2009
Agency Securities classified as available-for-sale	7,879,697	179,696	379	8,059,014
Residential mortgage securities classified as held-to-maturity	10,306	477	–	10,783
Senior notes classified as held-to-maturity	10,053	–	53	10,000

	September 30, 2010		December 31, 2009
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$12,486	$19	$41,596	$162
Less than one year	106,654	683	111,130	270

	$119,140	$702	$152,726	$432

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

From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of government support for the GSEs, helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at September 30, 2010.

NOTE 10 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors administers all compensation programs for employees including salaries and related programs, annual incentive compensation and long-term equity-based awards, as well as other benefit programs.

Performance-based Cash Compensation Program to Augment Base Salaries

In 2008 the compensation committee implemented a performance-based cash compensation program designed to introduce a variable component to the base compensation for executive officers that provides for payments equal to the per share dividend declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalents”). Dividend Equivalents are not attached to any stock or option awards and only have the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service. In implementing this program, initial Dividend Equivalents for 225,000 phantom common shares with terms ending on July 1, 2012 were granted to certain executive officers in July 2008. In July 2009, these officers received additional grants for 225,000 phantom common shares, also with terms ending July 1, 2012. On July 12, 2010, in lieu of increasing base salaries for executive officers, and to further its goal of increasing the variable component of their compensation, the committee granted 60,000 additional Dividend Equivalents with a July 1, 2013 expiration date. In addition, the committee extended the expiration of the previous grants by one year to also expire July 1, 2013. During the quarter and nine months ended September 30, 2010, the Company recognized in General and administrative expense $133,000 and $520,000 related to this program, respectively.

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

The formula approved for 2010 and 2009 includes a minimum performance threshold based on return on average long-term investment capital and a maximum amount, or cap, available to be paid in any one year of 50 basis points multiplied by “average long-term investment capital,” as defined. The incentive pool equals a 10% participation in “annual earnings,” as defined, in excess of a benchmark amount based on “average long-term investment capital,” as defined, multiplied by the greater of 8.00% or the average 10-year U.S. Treasury rate plus 200 basis points. Annual earnings for formula purposes equates to Net income excluding (i) Incentive compensation expense, (ii) any gain or loss from asset sales or writedowns, including impairment charges, and (iii) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts reflected in the balance sheet as Investments in unconsolidated affiliates. Average long-term investment capital for formula purposes equates to Unsecured borrowings, net of related investments in statutory trusts and average Stockholders’ equity, excluding (i) Accumulated other comprehensive income (loss), (ii) incentive compensation accruals, (iii) any gain or loss from asset sales or writedowns, including impairment charges, and (iv) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts. During the quarter and nine months ended September 30, 2010, the Company recognized Incentive compensation expense at the capped amounts, totaling $983,000 and $3.7 million, respectively, the accruals for which are included in Accounts payable and accrued expenses.

Long-term Equity-based Awards

The Company sponsors equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”). At September 30, 2010, the Plans had 1,495,028 common shares remaining available for future issuance.

The table below includes service-based stock awards issued to directors and employees with related annual vesting information for 2010 and future years (subject to certain restrictions, principally continuous service), as of September 30, 2010:

Year of Grant	Grant Date Fair Value Per Share	Total Original Grants	Remaining Shares Vesting In:
			2010	2011	2012	2013	2014
2006	$8.06	218,957	42,499	42,499	–	–	–
2007	12.93	156,000	22,672	22,665	22,665	22,663	23,663
2008	12.87	6,000	–	–	–	–	–
2009	11.39	6,000	6,000	–	–	–	–
2010	11.64	12,000	–	12,000	–	–	–

In 2008 the Company implemented a performance-based stock award program in lieu of its previous practice of issuing service-based awards to employees. As this program is currently configured, the first 50% of awards granted each year vest provided certain performance criteria pertaining to a three-year measurement period that starts at the beginning of the following calendar year are met. The remaining 50% vests provided performance criteria pertaining to a three-year measurement period beginning one year later are met. If the performance criteria are not met at the end of a three-year measurement period, vesting will be deferred and a new three-year measurement period will be established to include the subsequent year, up to and including the seventh calendar year after the year of grant. Any remaining unvested awards will expire if the performance criteria for the final three-year measurement period are not met. The performance criteria establishes an annualized threshold return on the Company’s long-term investment capital, subject to certain adjustments, of the greater of 8.0% or the average 10-year U.S. Treasury rate plus 200 basis points that must be exceeded for the awards to vest. Performance-based stock awards were as follows at September 30, 2010:

Year of Grant	Grant Date Fair Value Per Share	Total Original Grants	Final Measurement Period Ends December 31	Remaining Shares with Initial Measurement Periods Ending December 31
				2011	2012	2013
2008	$10.18	140,658	2015	68,131	68,131	–
2009	14.33	110,917	2016	–	55,463	55,454

Total stock award activity for the nine months ended September 30, 2010 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding at December 31, 2009	451,505	$11.53
Grants	12,000	11.64
Vestings	(71,171)	10.03

Stock awards outstanding at September 30, 2010	392,334	11.81

During the quarter and nine months ended September 30, 2010, the Company recognized in General and administrative expense $380,000 and $1.1 million, respectively, related to stock awards. Unrecognized compensation expense for unvested stock awards totaled $3.4 million as of September 30, 2010, to be expensed over a weighted average period of 1.8 years, assuming related performance criteria are met for the initial measurement periods for performance-based stock awards.

Option awards currently outstanding have contractual terms and vesting requirements at the grant date of up to ten years and have been issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. The Company estimates option exercises, expected holding periods and forfeitures based on past experience and current expectations for option performance and employee or director attrition. Risk-free rates are based on market rates for the expected life of the option. Expected dividends are based on historical experience and expectations for future performance. Expected volatility factors are based on historical experience. The table below includes option awards issued to directors and employees in prior years with related annual vesting information for 2010 and future years (subject to certain restrictions, principally continuous service), as of September 30, 2010:

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

Option award activity for the nine months ended September 30, 2010 is summarized below:

	Number of Shares	Weighted Average Exercise Price
Option awards outstanding at December 31, 2009	289,375	$10.48
Exercises	(1,250)	8.82

Option awards outstanding at September 30, 2010	288,125	10.48

Exercisable option awards outstanding as of September 30, 2010 totaled 249,875 common shares and had a weighted average remaining contractual term of 6.57 years, an average exercise price of $10.49 and an aggregate intrinsic value of $215,000. During the quarter and nine months ended September 30, 2010, the Company recognized in General and administrative expense $3,000 and $29,000, respectively, related to option awards. Unrecognized compensation costs for unvested option awards totaled $5,000 at September 30, 2010, to be expensed over a weighted average period of less than one year.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and makes discretionary contributions of up to another 3% of compensation regardless of participation in the plans. Company contributions are subject to certain vesting requirements. During the quarter and nine months ended September 30, 2010, the Company recognized in General and administrative expense $96,000 and $348,000, respectively, related to contributions to these plans.

NOTE 11 — NET INTEREST INCOME ANALYSIS

The following summarizes interest income, interest expense and weighted average interest rates as well as related changes in interest income and interest expense due to changes in interest rates versus changes in volume (dollars in thousands):

	Quarter Ended September 30
	2010		2009		Related Changes in
	Amount	Average Rate	Amount	Average Rate	Rate*	Volume*	Total*
Interest income:
Mortgage securities and similar investments	$40,614	2.22%	$74,695	3.95%	$(31,708)	$(2,373)	$(34,081)
Other	111	0.26	69	0.25	3	39	42

	40,725	2.18	74,764	3.90	(31,705)	(2,334)	(34,039)

Interest expense:
Repurchase arrangements and similar borrowings	(11,096)	0.66	(26,802)	1.55	(14,710)	(996)	(15,706)
Unsecured borrowings	(2,186)	8.49	(2,186)	8.49	–	–	–

	(13,282)	0.78	(28,988)	1.65	(14,710)	(996)	(15,706)

	$27,443	1.40	$45,776	2.25	$(16,995)	$(1,338)	$(18,333)

	Nine Months Ended September 30
	2010		2009		Related Changes in
	Amount	Average Rate	Amount	Average Rate	Rate*	Volume*	Total*
Interest income:
Mortgage securities and similar investments	$148,398	2.63%	$243,641	4.30%	$(94,144)	$(1,099)	$(95,243)
Other	338	0.18	419	0.46	(355)	274	(81)

	148,736	2.55	244,060	4.24	(94,499)	(825)	(95,324)

Interest expense:
Repurchase arrangements and similar borrowings	(35,610)	0.68	(98,385)	1.92	(64,218)	1,443	(62,775)
Unsecured borrowings	(6,560)	8.49	(6,560)	8.49	–	–	–

	(42,170)	0.79	(104,945)	2.01	(64,218)	1,443	(62,775)

	$106,566	1.76	$139,115	2.23	$(30,281)	$(2,268)	$(32,549)

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

Capstead finances its investments with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital. The Company’s long-term investment capital at September 30, 2010 was essentially unchanged from year-end at $1.11 billion and consisted of $829 million in common stockholders’ equity together with $179 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). The Company’s mortgage securities and similar investments portfolio totaled $7.94 billion at September 30, 2010, a decrease of $149 million from year-end, which contributed to a decline in portfolio leverage (borrowings under repurchase arrangements divided by long-term investment capital) to 6.37 to one at September 30, 2010 from 6.67 to one at year-end. The decline since year-end in portfolio balances and leverage is primarily a result of a sharp increase in portfolio runoff between March and July associated with buyouts by the GSEs of seriously delinquent loans from their mortgage guarantee portfolios. Pricing for ARM Agency Securities at September 30, 2010 was higher than at year-end, although the benefit to book value per common share of higher prices on the Company’s existing portfolio was more than offset by the elimination of unrealized gains associated with portfolio runoff and by lower interest rate swap valuations as a result of lower expectations of rising interest rates than were prevalent at year-end. As a result, book value per common share has declined $0.22 since year-end to $11.77 at September 30, 2010.

Capstead reported net income of $24 million and $94 million or $0.27 and $1.12 per diluted common share for the quarter and nine months ended September 30, 2010, compared to $42 million and $127 million or $0.56 and $1.71 per diluted common share for the same periods in 2009. The decrease in earnings can largely be attributed to lower total financing spreads (the difference between yields on interest-earning assets and rates on interest-bearing liabilities), which averaged 140 and 176 basis points for the quarter and nine months ended September 30, 2010 compared to 225 and 223 basis points during the same periods in 2009. Financing spreads were negatively affected by significantly higher investment premium amortization resulting from higher portfolio runoff as a consequence of the GSE buyout programs, as well as lower coupon interest rates on ARM loans underlying the portfolio that reset to more current interest rates and lower yields on portfolio acquisitions. Additionally, current quarter earnings were negatively affected by temporarily lower average portfolio balances as runoff in July from the conclusion of the GSE buyout programs was not redeployed until later in the quarter.

With the July conclusion of the GSE buyout programs, prepayments have moderated considerably (averaging approximately a 18.1% constant prepayment rate, or CPR from August through October) and are expected to remain moderate for at least the remainder of 2010. Additionally, with acquisitions subsequent to quarter-end, the Company has now replaced all of this year’s portfolio runoff through October and anticipates reporting an increase for the year in overall portfolio size. The continued progress in re-leveraging the Company’s long-term investment capital, together with expectations for continued moderate prepayments, bolsters expectations for reporting significantly improved operating results for the fourth quarter and into 2011.

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

Book Value per Common Share

Nearly all of Capstead’s mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share (total stockholders’ equity, less liquidation preferences of the Company’s Series A and B preferred shares, divided by common shares outstanding). The fair value of these positions is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels. The Company’s investment strategy attempts to mitigate these risks by focusing almost exclusively on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels. Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios that contain a significant amount of non-agency and/or fixed-rate mortgage securities. The following table illustrates the progression of book value per common share during the quarter and nine months ended September 30, 2010:

	Quarter Ended			Nine Months Ended September 30
	March 30	June 30	September 30
Book value per common share, beginning of period	$11.99	$11.77	$11.82	$11.99
Accretion attributed to capital transactions	0.02	–	–	0.02
Earnings in excess of (less than) dividend distributions	–	(0.01)	0.01	–
Increase (decrease) in fair value of mortgage securities classified as available-for-sale	(0.15)	0.10	0.03	(0.02)
Decrease in fair value of interest rate swap agreements designated as cash flow hedges	(0.09)	(0.04)	(0.09)	(0.22)

Book value per common share, end of period	$11.77	$11.82	$11.77	$11.77

Capital Raising Activity

During the quarters ended June 30 and September 30, 2010, Capstead did not raise new common equity capital through its at-the-market continuous offering program or by other means. During the first quarter of 2010 the Company raised $10 million in new common equity capital, after underwriting discounts and offering expenses, by issuing 811,000 common shares at an average price of $12.85 per share through this program. The Company may raise additional equity capital in future periods using this program or by other means.

Residential Mortgage Investments

The following table progresses the Company’s portfolio of residential mortgage investments for the quarter and nine months ended September 30, 2010 (in thousands):

	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2010
Residential mortgage investments, beginning of period	$7,678,819	$8,091,103
Increase (decrease) in unrealized gains on securities held available-for-sale	2,106	(1,208)
Portfolio acquisitions (principal amount) at purchased yields of 2.26% and 2.40%, respectively	1,130,443	2,330,780
Investment premiums on acquisitions	39,396	79,689
Portfolio runoff (principal amount)	(890,733)	(2,511,525)
Investment premium amortization	(17,689)	(46,497)

Residential mortgage investments, end of period	$7,942,342	$7,942,342

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

The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements. Current-reset ARM securities have a months to roll of less than 18 months while longer-to-reset ARM securities have a months to roll of 18 months or greater. After consideration of any applicable initial fixed-rate periods, at September 30, 2010 approximately 60%, 21% and 18% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively. Additionally, at September 30, 2010 over 90% of the Company’s current-reset ARM securities have reached an initial coupon reset, while none of its longer-to-reset ARM securities have reached an initial coupon reset. All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances. As of September 30, 2010, the Company’s ARM securities featured the following characteristics (dollars in thousands):

ARM Type	Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll

Current-reset ARMs:
Fannie Mae Agency Securities	$5,159,707	2.94%	2.31%	1.73%	3.19%	10.17%	5.1
Freddie Mac Agency Securities	1,494,655	3.52	2.43	1.94	2.19	11.42	6.5
Ginnie Mae Agency Securities	338,115	3.25	1.79	1.53	1.00	10.10	5.1
Residential mortgage loans	7,442	3.46	2.52	2.06	1.55	11.07	4.5

	6,999,919	3.08	2.32	1.77	2.85	10.43	5.4

Longer-to-reset ARMs:
Fannie Mae Agency Securities	352,425	5.02	2.34	1.63	1.88	10.59	26.3
Freddie Mac Agency Securities	256,717	5.80	2.43	1.75	1.88	11.10	25.1
Ginnie Mae Agency Securities	132,870	3.34	1.77	1.50	1.03	8.37	37.0

	742,012	4.99	2.26	1.65	1.73	10.37	27.8

	$7,741,931	3.26	2.32	1.75	2.74	10.43	7.5

(a)

Basis represents the Company’s investment (unpaid principal balance plus unamortized investment premium) before unrealized gains and losses. As of September 30, 2010, the ratio of basis to related unpaid principal balance for the Company’s ARM securities was 101.88. This table excludes $5 million in fixed-rate Agency Securities, $4 million in fixed-rate residential mortgage loans and $4 million in private residential mortgage pass-through securities held as collateral for structured financings.

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

Capstead generally pledges its residential mortgage investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed is generally equal to the fair value of the assets pledged less an agreed-upon “haircut.” At September 30, 2010 haircuts for pledged Agency Securities typically ranged from three to five percent of the fair value of the pledged assets, exclusive of monthly principal and interest remittance receivables.

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

The Company’s borrowings under repurchase arrangements at September 30, 2010 consisted of $7.06 billion of primarily 30-day borrowings with 20 counterparties at average rates of 0.28%, before the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30- to 90-day borrowings (see below). Weighted average effective interest rates on repurchase arrangements and similar borrowings, including the effects of the interest rate swap agreements, were 0.66% and 0.68% for the quarter and nine months ended September 30, 2010, respectively.

The Company currently uses two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to mitigate exposure to higher short-term interest rates. Under the terms of currently-paying interest rate swap agreements held at September 30, 2010, the Company pays fixed rates of interest averaging 1.17% on notional amounts totaling $2.80 billion with an average maturity of 13 months. Variable payments received by the Company under its swap agreements largely offset interest accruing on a like amount of the Company’s 30- to 90-day borrowings leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowing rates. During the quarter and subsequent to quarter-end, the Company also entered into several forward-starting two-year swap agreements with notional amounts totaling $500 million that will begin paying fixed rates of interest averaging 0.69% in January 2011 and will expire in January 2013. After consideration of swap positions entered into as of quarter-end, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had durations of approximately 8 3/4 and 6 1/2 months, respectively, for a net duration gap of approximately 2 1/4 months at September 30, 2010, compared to approximately 3 1/4 months at year-end. The Company intends to continue to manage interest rate risk by utilizing suitable derivatives such as interest rate swap agreements as well as longer-dated committed borrowings if available at attractive terms.

In response to deteriorating market conditions experienced the latter part of 2007 and in 2008, Capstead significantly reduced its portfolio leverage during those periods by raising a significant amount of new common equity capital, selling a limited amount of Agency Securities and, when appropriate, curtailing the replacement of portfolio runoff. As a result of these efforts, portfolio leverage declined from 11.50 to one at June 30, 2007 to 7.85 to one at December 31, 2008. During 2009 leverage was reduced further ending the year at 6.67 to one, even as the Company grew its holdings of residential mortgage investments by $440 million (principal amount), primarily as a result of increases in unrealized gains on the portfolio due to higher pricing levels for ARM Agency Securities along with raising $81 million in new common equity capital and improved interest rate swap valuations.

In early February 2010 the GSEs announced plans to buyout a backlog of seriously delinquent loans from their mortgage guarantee portfolios. Freddie Mac largely completed its buyout program in February (reflected in March portfolio runoff) and Fannie Mae completed its buyout program in June (reflected in July portfolio runoff). Portfolio runoff averaged 35.6% on an annualized basis during the third quarter (a 33.7% constant prepayment rate) and 35.1% (a 30.8% constant prepayment rate) for the nine months ended September 30, 2010. In July, portfolio runoff on an annualized basis was 64.9%, reflecting the conclusion of the GSE buyout programs that focused on relatively low coupon Fannie Mae securities, which represent a significant portion of the Company’s portfolio. From August through October, annualized portfolio runoff averaged 20.5% or 18.1% CPR, reflecting the favorable prepay characteristics of our portfolio of seasoned, relatively low coupon ARM securities now that the buyout programs have been completed. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, high levels of mortgage prepayments can put downward pressure on ARM security yields and financing spreads because the level of mortgage prepayments impacts how quickly investment premiums are written off against earnings as portfolio yield adjustments.

Because of the uncertainties surrounding the extent and timing of the GSE buyout programs when they were first announced, the Company only partially replaced portfolio runoff during the first quarter resulting in a $490 million (principal amount) decline in portfolio size during the first quarter. Second and third quarter acquisitions outpaced portfolio runoff by $309 million (principal amount), making up much of the shortfall. Portfolio leverage, although improving from a quarter-end low of 6.20 to one at June 30, 2010, stood at 6.37 to one at September 30, 2010, compared to 6.67 to one at year-end. With acquisitions subsequent to quarter-end, the Company has now replaced total portfolio runoff through October and anticipates reporting an increase for the year in overall portfolio size and a further increase in leverage from third quarter levels. The continued progress in re-leveraging the Company’s long-term investment capital, together with expectations for continued moderate prepayments, bolsters expectations for reporting significantly improved operating results for the fourth quarter and into 2011.

Commercial Investments

In 2007 and prior years, Capstead periodically augmented its core investment strategy with investments in credit-sensitive commercial real estate-related assets that could earn attractive risk-adjusted returns. In 2008 management concluded that it would not pursue additional investments in commercial real estate loans in order to focus its efforts on the Company’s core portfolio of ARM Agency Securities. With impairment and related charges of $40 million recorded in December 2009 and ongoing collateral sales, the Company has reduced its remaining exposure to these non-core investments to approximately $5 million, consisting of collateral associated with two townhome development loans. Unrelated to the Company’s commercial real estate lending activities, during 2009 the Company acquired $10 million face amount of AAA-rated senior notes issued by one of its lending counterparties. The following paragraphs discuss the Company’s commercial investments in more detail.

In December 2009 the Company wrote off its entire $39 million investment in subordinate loans and related accrued interest collateralized by the Four Seasons hotel in Nevis, West Indies. The financing for the Nevis property matured in October 2008 and one week later it sustained significant hurricane damage, forcing closure of the hotel. The hotel is scheduled to reopen in December 2010. The Company remains a participant in the lending group and as such could achieve some recovery on this investment from the eventual disposition of the hotel. Early in 2010 the Company participated in an involuntary bankruptcy petition in order to improve its prospects for an eventual recovery; however, in May 2010 the bankruptcy petition was rejected further diminishing the prospects for any recovery on this investment.

In October 2009 the Company acquired a senior lien to its existing subordinated interests in two Dallas, Texas-based townhome developments, triggering consolidation of the related entities under variable interest entity accounting rules. The underlying collateral, which at September 30, 2010 consisted of 20 unsold completed units expected to be sold by the end of 2011, is included in receivables and other assets on the balance sheet. Eleven units have been sold through September 30, 2010, generating sufficient net proceeds to reduce the Company’s remaining investment from approximately $9 million at year-end to approximately $5 million at September 30, 2010.

The senior notes held by the Company were issued in July 2009 pursuant to a larger private placement by two large commercial banks of the senior and junior notes of a lending counterparty. The notes bear interest at 10.0% per annum payable monthly, mature on December 15, 2010 and are callable by the borrower at par.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead finances a majority of its holdings of residential mortgage securities with commercial banks and other financial institutions using borrowings under repurchase arrangements supported by the Company’s long-term investment capital. Borrowings under repurchase agreements generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, potential liquidity inherent in the Company’s investment portfolio is as important as the actual level of cash and cash equivalents carried on the balance sheet. Potential liquidity is affected by, among other things, changes in market value of assets pledged as determined by lending counterparties; principal prepayments; collateral requirements of lenders; and general conditions in the commercial banking and mortgage finance industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”). Capstead’s utilization of long-term investment capital and its estimated potential liquidity were as follows as of September 30, 2010 in comparison with December 31, 2009 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed (a)	Potential Liquidity (b)
Balances as of September 30, 2010:
Mortgage securities and similar investments	$7,942,342	$7,062,389	$879,953	$470,126

Other assets, net of other liabilities			228,303	177,637

			$1,108,256	$647,763

Balances as of December 31, 2009	$8,091,103	$7,435,256	$1,113,919	$640,586

(a)	Investments are stated at carrying amounts on the Company’s balance sheets, which generally reflects management’s estimate of fair value as of the indicated dates.
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

RESULTS OF OPERATIONS

	Quarter Ended September 30		Nine Months Ended September 30

	2010	2009	2010	2009
Income statement data (dollars in thousands, except per share data)
Interest income:
Mortgage securities and similar investments	$40,614	$74,695	$148,398	$243,641
Other	111	69	338	419

	40,725	74,764	148,736	244,060

Interest expense:
Repurchase arrangements and similar borrowings	(11,096)	(26,802)	(35,610)	(98,385)
Unsecured borrowings	(2,186)	(2,186)	(6,560)	(6,560)

	(13,282)	(28,988)	(42,170)	(104,945)

	27,443	45,776	106,566	139,115

Other revenue (expense):
Miscellaneous other revenue (expense)	(427)	16	(730)	(893)
Incentive compensation expense	(983)	(1,058)	(3,728)	(3,435)
General and administrative expense	(2,424)	(2,713)	(8,433)	(8,313)

	(3,834)	(3,755)	(12,891)	(12,641)

	23,609	42,021	93,675	126,474
Equity in earnings of unconsolidated affiliates	64	64	194	194

Net income	$23,673	$42,085	$93,869	$126,668

Net income available to common stockholders, after preferred share dividends	$18,615	$37,027	$78,694	$111,488

Diluted earnings per common share	$0.27	$0.56	$1.12	$1.71

Average diluted shares outstanding	70,080	75,436	69,839	73,798

Key portfolio statistics (dollars in millions)
Weighted average yields:
Mortgage securities and similar investments	2.22%	3.95%	2.63%	4.30%
Other	0.26	0.25	0.18	0.46
Total weighted average yields	2.18	3.90	2.55	4.24
Weighted average borrowing rates:
Repurchase arrangements and similar borrowings as adjusted for interest rate hedging transactions	0.66	1.55	0.68	1.92
Unsecured borrowings	8.49	8.49	8.49	8.49
Total weighted average borrowing rates	0.78	1.65	0.79	2.01
Total financing spreads	1.40	2.25	1.76	2.23
Net yield on total interest-earning assets	1.45	2.37	1.83	2.42
Average portfolio runoff rate (scheduled payments and prepayments)	35.61	21.60	35.09	17.46
Average basis in interest-earning assets and interest-bearing liabilities:
Mortgage securities and similar investments	$7,314	$7,564	$7,516	$7,553
Other interest-earning assets	172	112	264	121
Repurchase arrangements and similar borrowings	6,603	6,785	6,909	6,771
Unsecured borrowings	103	103	103	103
Average long-term investment capital	1,110	1,076	1,118	1,000
General and administrative and incentive compensation expense as a percentage of average long-term investment capital	1.22%	1.39%	1.46%	1.57%
Return on average long-term investment capital	9.22	16.30	11.98	17.79

Capstead’s net income totaled $24 million and $94 million or $0.27 and $1.12 per diluted common share for the quarter and nine months ended September 30, 2010, compared to $42 million and $127 million or $0.56 and $1.71 per diluted common share for the same periods in 2009. The decrease in earnings can largely be attributed to lower total financing spreads, which averaged 140 and 176 basis points for the quarter and nine months ended September 30, 2010 compared to 225 and 223 basis points during the same periods in 2009. Financing spreads were negatively affected by significantly higher investment premium amortization resulting from a sharp increase in portfolio runoff between March and July associated with buyouts by the GSEs of seriously delinquent loans from their guarantee portfolios, as well as lower coupon interest rates on ARM loans underlying the portfolio that reset to more current interest rates and lower yields on portfolio acquisitions. Additionally, current quarter earnings were negatively affected by temporarily lower average portfolio balances as runoff in July from the conclusion of the GSE buyout programs was not redeployed until later in the quarter.

Yields on interest earning assets averaged 172 and 169 basis points lower during the quarter and nine months ended September 30, 2010 compared to the same periods in 2009 reflecting (a) higher investment premium amortization due to the surge in runoff as a result of the July conclusion of the GSE buyout programs, (b) lower yields on existing portfolio as coupon interest rates on the underlying mortgage loans continued resetting to rates more reflective of the current rate environment and (c) lower market yields on acquisitions. In addition, yields were impacted by lower yields on overnight investments and cash collateral receivables from swap counterparties, also reflecting lower prevailing short-term interest rates. Total portfolio runoff averaged 35.6% and 35.1% on an annualized basis during the quarter and nine months ended September 30, 2010, compared to 21.6% and 17.5% during the same periods in 2009. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as yield adjustments.

Borrowing rates on interest-bearing liabilities averaged 87 and 122 basis points lower during the quarter and nine months ended September 30, 2010 than during the same periods in 2009 reflecting improved borrowing conditions and lower prevailing short-term interest rates, as well as lower rates on interest rate swap positions. Borrowing rates on approximately $2.82 billion of the Company’s average borrowings during both the quarter and nine months ended September 30, 2010 were effectively fixed through the use of interest rate swap agreements. Corresponding amounts in 2009 were $2.76 billion and $2.94 billion, respectively, which also included longer-dated repurchase arrangements entered into prior to 2008. Rates on the Company’s swap positions averaged 1.19% and 1.35% during the quarter and nine months ended September 30, 2010 compared to 3.14% and 3.45% on swap positions and longer-dated repurchase arrangements during the same periods in 2009. Lower rates on these positions realized in 2010 reflect the expiration of $1.90 billion notional amount of relatively high-cost swap agreements between November 2009 and September 2010 as well as the maturity of remaining longer-dated repurchase arrangements by August 2009. The Company’s borrowings under repurchase arrangements typically reset in rate every 30 to 90 days as they are re-established at prevailing rates corresponding to the terms of the borrowings. Rates on these borrowings averaged 0.30% and 0.26% during the quarter and nine months ended September 30, 2010 compared to 0.41% and 0.69% during the same periods in 2009.

In total, other revenue (expense) during the quarter and nine months ended September 30, 2010 was relatively stable compared to the same periods in 2009. Miscellaneous other revenue (expense) includes, among other items, operating and sale activity associated with townhome development loans consolidated since the fourth quarter of 2009 under variable interest entity accounting rules. Incentive fees reflect results under a performance-based annual employee incentive compensation program that provides for a participation in annual earnings, in excess of a benchmark amount and caps annual incentive compensation at 50 basis points multiplied by average long-term investment capital, as defined under this program. See “NOTE 10” to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs. General and administrative expense includes higher legal expenses incurred during the first and second quarters of 2010 associated with efforts to enhance recovery prospects for the Company’s commercial real estate loan to the Nevis Four Seasons resort (this investment was written off in its entirety in December 2009).

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity available under its borrowing arrangements is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of September 30, 2010 and the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

In response to the growth of Capstead’s residential mortgage investments portfolio and to turbulent market conditions experienced in 2007 and 2008, the Company expanded the number of lending counterparties it routinely does business with to increase its financial flexibility and ability to withstand periods of contracting market liquidity. The Company has uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 20 of these counterparties at September 30, 2010. Interest rates on borrowings under repurchase arrangements are generally based on prevailing rates at inception corresponding to the terms of the borrowings. All terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries. Borrowings under repurchase arrangements secured by residential mortgage investments totaled $7.06 billion at September 30, 2010, with maturities of 30 to 90 days. Borrowings under repurchase arrangements averaged $6.60 billion during the quarter ended September 30, 2010 and were lower than at quarter-end primarily because of temporarily lower average portfolio balances as runoff in July from the conclusion of the GSE buyout programs was not redeployed until later in the quarter.

Capstead uses two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to mitigate exposure to higher short-term interest rates by effectively locking in fixed rates on a portion of its 30- to 90-day borrowings. At September 30, 2010 currently-paying swap agreements entered into by the Company had notional amounts totaling $2.80 billion with an average maturity of 13 months and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30- to 90-day borrowings. Additionally, the Company entered into several forward-starting swap agreements that will begin two-year terms in January 2011. The Company intends to continue to manage interest rate risk by utilizing suitable Derivatives such as interest rate swap agreements. Through the use of these Derivatives, the Company has extended the duration of its liabilities to approximately 6 1/2 months and lowered its net duration gap to approximately 2 1/4 months. This compares to a liability duration of approximately 5 1/4 months and a net duration gap of approximately 3 1/4 months at year-end.

During the first quarter of 2010, the Company raised $10 million in new common equity capital through its at-the-market continuous offering program. No capital was raised under this program during the second and third quarters of 2010. During 2009 the Company raised $81 million under this program and may raise additional investment capital in future periods using this program or by other means, subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

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

Capstead had the following estimated income sensitivity profile as of September 30, 2010 and December 31, 2009, respectively (dollars in thousands):

	Federal Funds Rate	10-year U.S. Treasury Rate	Immediate Change In Indicated Rates:*
30-day to one-year rates			Flat	Up 1.00%	Up 1.00%	Up 2.00%	Up 3.00%
10-year U.S. Treasury rate			Down 1.00%	Flat	Up 1.00%	Up 2.00%	Up 3.00%
Projected 12-month income change:
September 30, 2010	<0.25%	2.51%	$(4,600)	$(12,800)	$(10,700)	$(19,800)	$(41,800)
December 31, 2009	<0.25	3.84	(12,000)	(7,500)	(1,500)	(10,400)	(26,300)

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

The GSEs buyout programs for seriously delinquent loans resulted in a period of unusually high mortgage prepayments and correspondingly high levels of investment premium amortization which adversely affected earnings during the first three quarters of 2010. In addition, book value per common share was negatively impacted by the prepayment of these relatively higher-priced investments during these periods. Also see discussion below regarding the availability of suitable investments at attractive pricing.

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

Capstead’s use of repurchase arrangements to finance its investments may give the Company’s lenders greater rights in the event of bankruptcy. Borrowings made under repurchase arrangements may qualify for special treatment under the U.S. Bankruptcy Code. This may make it difficult for the Company to recover its pledged assets if a lender files for bankruptcy and subject the Company to losses. In addition, if the Company ever files for bankruptcy, its repurchase arrangement counterparties may be able to avoid the automatic stay provisions of the U.S. Bankruptcy Code and take possession of, and liquidate, the Company’s collateral under these arrangements without delay, which could result in losses.

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

Capstead may invest in Derivatives such as interest rate swap agreements to mitigate or hedge the Company’s interest rate risk, which may negatively affect the Company’s liquidity, financial condition or earnings. The Company may invest in such instruments from time to time with the goal of achieving more stable financing spreads and enhancing the Company’s financial condition. However, these activities may not have the desired beneficial impact on the Company’s liquidity, financial condition or earnings. For instance, the pricing of ARM securities and the pricing of the related Derivatives may deteriorate at the same time leading to margin calls on both the borrowings supporting investments in ARM securities and the Derivatives, negatively impacting the Company’s liquidity and stockholders’ equity. In addition, counterparties could fail to honor their commitments under the terms of the Derivatives or have their credit quality downgraded impairing the value of the Derivatives. In the event of any defaults by counterparties, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the Derivatives. Should Capstead be required to sell its Derivatives under such circumstances, the Company may incur losses. No such hedging activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.

Derivatives held may fail to qualify for hedge accounting introducing potential volatility to Capstead’s earnings. The Company typically qualifies Derivatives held as cash flow hedges for accounting purposes in order to record the effective portion of the change in fair value of Derivatives as a component of stockholders’ equity rather than in earnings. If the hedging relationship for any Derivative held ceases to qualify for hedge accounting treatment for any reason, including failing to meet documentation and ongoing hedge effectiveness requirements, the Company would be required to record in earnings the total change in fair value of any such Derivative. In addition the Company could elect to no longer avail itself of cash flow hedge accounting for its Derivative positions. Such a change could introduce a potentially significant amount of volatility to earnings reported by the Company.

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

Risk Factors Related to Capstead’s Corporate Structure

There are no assurances of Capstead’s ability to pay dividends in the future. Capstead intends to continue paying quarterly dividends and to make distributions to its stockholders in amounts such that all or substantially all of the Company’s taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable the Company to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. However, the Company’s ability to pay dividends may be adversely affected by the risk factors described in this filing. All distributions will be made at the discretion of the Company’s board of directors and will depend upon the Company’s earnings, its financial condition, maintenance of its REIT status and such other factors as the board may deem relevant from time to time. There are no assurances of the Company’s ability to pay dividends in the future.

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

The staff of the Securities and Exchange Commission (“SEC”) has interpreted the provisions of the 40 Act to generally require REITs that invest primarily in Agency Securities such as Capstead to maintain at least 55% of its assets directly in qualifying real estate interests in order to be exempt from regulation as an investment company. To constitute a qualifying real estate interest under this 55% requirement, a real estate interest must meet various criteria. In satisfying this 55% requirement, the Company may treat mortgage securities issued with respect to an underlying pool to which it holds all issued certificates as qualifying real estate interests. Mortgage securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. If the SEC or its staff adopts a contrary interpretation of the 40 Act, in order to avoid being regulated as an investment company the Company could be required to sell a substantial amount of its securities or other non-qualified assets under potentially adverse market conditions which could result in losses.

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

•

Classification of preferred stock: Capstead’s charter authorizes the board to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of the Company, even if a change in control were in the stockholders’ best interests.

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

•

the availability of residential mortgage pass-through securities issued and guaranteed by the GSEs, currently Fannie Mae or Freddie Mac, or by an agency of the federal government, currently Ginnie Mae; and

•	changes in legislation or regulation affecting the GSEs and similar federal government agencies and related guarantees.

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

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2010.

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

Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101.INS – XBRL Instance Document**

Exhibit 101.SCH – XBRL Taxonomy Extension Schema**

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase**

Exhibit 101.DEF – XBRL Additional Taxonomy Extension Definition Linkbase**

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase**

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith
**	Furnished electronically herewith

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated July 28, 2010 furnishing the press release announcing second quarter 2010 results.

Current Report on Form 8-K dated August 17, 2010 to file a second quarter 2010 investor fact sheet.

Current Report on Form 8-K dated September 9, 2010 to file a presentation to the investment community.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: November 5, 2010	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: November 5, 2010	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial Officer