Form 10-K
period 2010-12-31
CAPSTEAD MORTGAGE CORP
filed 2011-03-01
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

✓	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:        December 31, 2010

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ✓ NO

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

Large accelerated filer ✓     Accelerated filer        Non-accelerated filer        Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES    NO ✓

At June 30, 2010 the aggregate market value of the common stock held by nonaffiliates was $765,245,072.

Number of shares of Common Stock outstanding at February 28, 2011 71,721,950

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the 2011 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

CAPSTEAD MORTGAGE CORPORATION

2010 FORM 10-K ANNUAL REPORT

PART I

PART I

ITEM 1.	BUSINESS.

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac (together, the “GSEs”), or by an agency of the federal government, Ginnie Mae. Agency-guaranteed residential mortgage pass-through securities (“Agency Securities”) carry an implied AAA rating with limited, if any, credit risk, particularly in light of the conservatorship of the GSEs by the federal government.

Capstead’s investment strategy is to manage a conservatively leveraged portfolio of ARM Agency Securities that can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates. This strategy differentiates the Company from its peers because ARM Agency Securities reset to more current interest rates within a relatively short period of time allowing for the recovery of financing spreads diminished during periods of rising interest rates and smaller fluctuations in portfolio values from changes in interest rates compared to portfolios that contain a significant amount of fixed-rate Agency Securities. From a credit-risk perspective, the credit quality of Agency Securities helps ensure that fluctuations in value due to credit risk should be limited and financing at reasonable rates and terms should remain available under stressed market conditions.

For further discussion of the Company’s business and financial condition, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Competition

As a residential mortgage REIT that focuses on investing in short-duration Agency Securities, Capstead competes for the acquisition of suitable investments with other mortgage REITs, commercial banks, savings banks, insurance companies, and institutional investors such as private equity funds, mutual funds, pension funds and sovereign wealth funds. In addition, the federal government, through the GSEs, the Federal Home Loan Banks and the Federal Reserve, has substantial holdings of primarily fixed-rate Agency Securities. Many of these entities have greater financial resources and access to capital than the Company. Increased competition for the acquisition of Agency Securities can result in higher pricing levels for such assets. Although higher pricing levels generally correspond to a higher book value per common share for the Company, higher pricing levels also generally result in lower portfolio yields, which could adversely affect future profitability.

Further, the policy goals of the federal government may differ from the economic goals of other investors in Agency Securities. For instance, the Federal Reserve or the GSEs may determine it is appropriate to reduce their holdings of Agency Securities, which could result in lower pricing levels. Although this may result in an opportunity to acquire assets at more attractive yields, the Company’s book value per common share could be negatively affected.

Regulation and Related Matters

Operating as a REIT that primarily invests in Agency Securities subjects the Company to various federal regulatory requirements. For further discussion, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 22 through 25 under the captions “Risk Factors Related to Capstead’s Status as a REIT and Other Tax Matters” and “Risk Factors Related to Capstead’s Corporate Structure,” which is incorporated herein by reference.

Employees

As of December 31, 2010, the Company had 13 full-time employees and three part-time employees.

Website Access to Company Reports and Other Company Information

Capstead makes available on its website at www.capstead.com, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, investor presentations and press releases, including amendments to such documents as soon as reasonably practicable after such materials are electronically filed or furnished to the SEC or otherwise publicly released.

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

Forward-looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•	changes in general economic conditions;

•	fluctuations in interest rates and levels of mortgage prepayments;

•	the effectiveness of risk management strategies;

•	the impact of differing levels of leverage employed;

•	liquidity of secondary markets and credit markets;

•	the availability of financing at reasonable levels and terms to support investing on a leveraged basis;

•	the availability of new investment capital;

•	increases in costs and other general competitive factors;

•	deterioration in credit quality and ratings of existing or future issuances of Agency Securities;

•	the availability of suitable qualifying investments from both an investment return and regulatory perspective; and

•	changes in legislation or regulation affecting the GSEs and similar federal government agencies and related guarantees.

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

Under the captions “Risk Factors” and “Critical Accounting Policies” on pages 18 through 25 and 25 through 27, respectively, of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference, are discussions of risk factors and critical accounting policies affecting Capstead’s financial condition and results of operations that are an integral part of this report. Readers are strongly urged to consider the potential impact of these factors and accounting policies on the Company while reading this document.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

Capstead’s headquarters are located in Dallas, Texas in office space leased by the Company.

ITEM 3.	LEGAL PROCEEDINGS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The New York Stock Exchange trading symbol for Capstead’s common shares is CMO. As of December 31, 2010, the Company had 1,396 common stockholders of record and depository companies held common shares for 36,450 beneficial owners. The high and low sales prices and dividends declared on the common shares were as follows:

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Sales Prices		Dividends Declared	Sales Prices		Dividends Declared
	High	Low		High	Low
First quarter	$13.83	$11.64	$0.50	$12.12	$9.08	$0.56
Second quarter	12.00	8.12	0.36	13.35	10.50	0.58
Third quarter	12.56	10.69	0.26	15.75	11.52	0.56
Fourth quarter	13.07	10.80	0.39	14.67	12.56	0.54

Set forth below is a graph comparing the yearly percentage change in the cumulative total stockholder return on Capstead common shares, with the cumulative total return of the Russell 2000 Index and the NAREIT Mortgage Index for the five years ended December 31, 2010 assuming the investment of $100 on December 31, 2005 and the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	Period Ending
	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Capstead Mortgage Corporation	$100.00	$144.35	$235.95	$229.63	$344.99	$360.91
Russell 2000 Index	100.00	118.37	116.51	77.15	98.11	124.46
NAREIT Mortgage Index	100.00	119.32	68.79	47.25	58.89	72.20

See ITEM 11 of this report for information regarding equity compensation plans which is incorporated herein by reference. Capstead did not sell any unregistered securities during the past three fiscal years.

ITEM 6.	SELECTED FINANCIAL DATA.

This table summarizes selected financial information. For additional information, refer to the audited financial statements and notes thereto included under Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this report.

	As of or for the year ended December 31
	2010	2009	2008	2007	2006
Selected statement of income data:
Interest income:
Mortgage securities and similar investments	$199,300	$314,100	$398,285	$310,698	$242,859
Other	478	495	2,204	945	413

	199,778	314,595	400,489	311,643	243,272

Interest expense:
Repurchase arrangements and similar borrowings	(47,502)	(120,083)	(249,706)	(266,901)	(228,379)
Unsecured borrowings	(8,747)	(8,747)	(8,747)	(8,747)	(7,142)
Other	(2)	–	–	–	–

	(56,251)	(128,830)	(258,453)	(275,648)	(235,521)

	143,527	185,765	142,036	35,995	7,751
Impairment and related charges associated with investments in commercial real estate loans (a)	–	(40,423)	–	–	–
Loss from portfolio restructurings (b)	–	–	(1,484)	(7,683)	–
Other revenue (expense)	(16,631)	(16,079)	(14,629)	(3,599)	(3,908)

Net income	$126,896	$129,263	$125,923	$24,713	$3,843

Net income available (loss attributable) to common stockholders, after payment of preferred share dividends	$106,663	$109,024	$105,672	$4,457	$(16,413)

Basic earnings (loss) per common share	$1.53	$1.67	$1.94	$0.19	$(0.86)
Diluted earnings (loss) per common share	1.52	1.66	1.93	0.19	(0.86)

Cash dividends per common share	1.51	2.24	2.02	0.34	0.08

Average number of common shares outstanding: (d)
Basic	69,552	65,045	54,007	22,947	18,902
Diluted	69,901	65,449	54,468	23,087	18,902

Selected balance sheet data:
Mortgage securities and similar investments	$8,515,691	$8,091,103	$7,499,249	$7,108,438	$5,252,118
Total assets	8,999,362	8,628,903	7,729,362	7,208,926	5,348,002
Repurchase arrangements and similar borrowings	7,792,743	7,435,256	6,751,500	6,500,362	4,876,134
Long-term investment capital: (c)
Unsecured borrowings, net	99,978	99,978	99,978	99,978	99,978
Stockholders’ equity (d)	1,027,425	1,013,941	760,450	560,917	339,962
Book value per common share (unaudited)	12.02	11.99	9.14	9.25	8.13

(a)	In 2009 the Company recorded impairment and related charges substantially reducing its remaining exposure to investments in commercial real estate loans.
(b)	In response to contracting liquidity conditions present at various times in 2008 and 2007, Capstead reduced its portfolio leverage through limited asset sales.
(c)

Long-term investment capital consists of long-term unsecured borrowings, net of related investments in statutory trusts accounted for as unconsolidated affiliates, along with preferred and common stockholders’ equity.

(d)	During 2010, 2009, 2008 and 2007 the Company raised $10 million, $81 million, $281 million and $207 million in new common equity capital, respectively.

.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Capstead operates as a self-managed REIT and earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of ARM Agency Securities. Management believes this strategy can produce attractive risk-adjusted returns over the long term while substantially eliminating credit risk and reducing, but not eliminating, sensitivity to changes in interest rates.

Capstead finances its investments with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital. The Company’s long-term investment capital increased $13 million during 2010 to $1.13 billion as of December 31, 2010, consisting of $848 million in common stockholders’ equity, $179 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). The Company’s holdings of residential mortgage investments increased $435 million during the year to $8.52 billion as of December 31, 2010, while repurchase arrangements and similar borrowings increased $357 million to $7.79 billion. With this portfolio growth, which all occurred during the fourth quarter of 2010, portfolio leverage (borrowings under repurchase arrangements divided by long-term investment capital) increased to 6.91 to one at December 31, 2010 from 6.67 to one at December 31, 2009.

Primarily as a result of a sharp increase in mortgage prepayments between March and July of 2010 associated with buyouts by the GSEs of seriously delinquent loans from their guarantee portfolios, average portfolio balances and resulting leverage levels were significantly lower throughout much of 2010 compared to beginning or ending balances and leverage levels. The resulting higher mortgage prepayments had a significant impact on earnings, particularly in the second and third quarters of the year, primarily because investment premium amortization increased and portfolio balances declined. Additionally, earnings for 2010 were impacted by lower yields on acquisitions as well as lower coupon interest rates on ARM loans underlying the portfolio that reset to more current interest rates. With the conclusion of Fannie Mae’s buyout program in July, prepayments moderated considerably contributing to improved earnings for the fourth quarter of 2010 as investment premium amortization moderated and capital was redeployed. For the year ended December 31, 2010, Capstead reported net income of $127 million or $1.52 per diluted common share. This compares to net income of $129 million or $1.66 per diluted common share for 2009, which included impairment and related charges of over $40 million taken to substantially reduce remaining exposure associated with investments in commercial real estate loans.

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

Book Value per Common Share

Nearly all of Capstead’s mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share (total stockholders’ equity, less liquidation preferences of the Company’s Series A and B preferred shares, divided by common shares outstanding). The fair value of these positions is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels. The Company’s investment strategy attempts to mitigate these risks by focusing almost exclusively on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels. Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios that contain a significant amount of non-agency or fixed-rate mortgage securities. The following table illustrates the progression of book value per common share during the three years in the period ending December 31, 2010:

	2010	2009	2008
Book value per common share, beginning of year	$11.99	$9.14	$9.25
Increase attributed to capital transactions	0.01	0.38	1.20
Dividend distributions less than (in excess of) earnings	0.01	(0.57)	(0.13)
Increase (decrease) in fair value of mortgage securities classified as available-for-sale	0.01	2.44	(0.46)
Increase (decrease) in fair value of interest rate swap agreements designated as cash flow hedges of:
Repurchase arrangements and similar borrowings	(0.13)	0.60	(0.72)
Unsecured borrowings *	0.13	–	–

Book value per common share, end of year	$12.02	$11.99	$9.14

Increase (decrease) in book value per common share during the indicated year	$0.03	$2.85	$(0.11)

*

Book value during 2010 benefited from an increase in value of $100 million notional amount of forward-starting, three-month LIBOR-indexed, swap agreements entered into in October 2010 with average fixed rates of 4.09% and 20-year terms coinciding with the floating-rate terms of the Company’s long-term unsecured borrowings that begin in 2015 and 2016 and end with their 2035 and 2036 maturities. These swaps serve to lock in average borrowing rates of 7.56% (compared to current fixed-rates of 8.49%) for the final 20 years of these borrowings.

Residential Mortgage Investments

The following table progresses Capstead’s portfolio of residential mortgage investments for the year ended December 31, 2010 (in thousands):

2010
Residential mortgage investments, beginning of year	$8,081,050
Increase in unrealized gains on securities held available-for-sale	1,057
Portfolio acquisitions (principal amount) at purchased yields of 2.42%	3,299,600
Investment premiums on acquisitions	114,543
Portfolio runoff (principal amount)	(2,922,978)
Investment premium amortization	(57,581)

Residential mortgage investments, end of year	$8,515,691

Capstead’s investment strategy focuses on managing a large portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities. Agency Securities carry an implied AAA rating with limited, if any, credit risk because the timely payment of principal and interest is guaranteed by the GSEs, which are federally chartered corporations, or an agency of the federal government, Ginnie Mae. The 2008 conservatorship of the GSEs by their federal regulator, and related capital commitments to the GSEs made by the U.S. Treasury, have largely alleviated market concerns regarding the ability of the GSEs to fulfill their guarantee obligations. By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets (duration is a common measure of market price sensitivity to interest rate movements). These declines are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising interest rates.

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

The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration. Current-reset ARM securities have a months to roll of less than 18 months while longer-to-reset ARM securities have a months to roll of 18 months or greater. After consideration of any applicable initial fixed-rate periods, at December 31, 2010 approximately 62%, 21% and 17% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively. Additionally, at December 31, 2010 approximately 94% of the Company’s current-reset ARM securities have reached an initial coupon reset, while none of its longer-to-reset ARM securities have reached an initial coupon reset. All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances. As of December 31, 2010, the Company’s ARM securities featured the following characteristics (dollars in thousands):

ARM Type	Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$5,411,295	2.83%	2.31%	1.72%	3.11%	10.19%	5.0
Freddie Mac Agency Securities	1,543,229	3.27	2.44	1.94	2.17	11.34	6.5
Ginnie Mae Agency Securities	341,993	3.01	1.82	1.53	1.00	10.09	5.9
Residential mortgage loans	7,259	3.45	2.43	2.06	1.55	11.07	5.4

	7,303,776	2.93	2.31	1.76	2.81	10.43	5.4

Longer-to-reset ARMs:
Fannie Mae Agency Securities	588,981	4.10	2.48	1.71	1.93	9.43	38.3
Freddie Mac Agency Securities	275,024	5.04	2.54	1.78	1.95	10.30	32.0
Ginnie Mae Agency Securities	155,616	3.38	1.81	1.50	1.05	8.43	36.9

	1,019,621	4.24	2.39	1.70	1.80	9.51	36.4

	$8,323,397	3.09	2.32	1.75	2.69	10.32	9.2

(a)

Basis represents the Company’s investment (unpaid principal balance plus unamortized investment premium) before unrealized gains and losses. As of December 31, 2010, the ratio of basis to related unpaid principal balance for the Company’s ARM securities was 102.04. This table excludes $5 million in fixed-rate Agency Securities, $3 million in fixed-rate residential mortgage loans and $4 million in private residential mortgage pass-through securities held as collateral for structured financings.

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

Capstead generally pledges its residential mortgage investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed is generally equal to the fair value of the assets pledged less an agreed-upon “haircut.” At December 31, 2010 haircuts for pledged Agency Securities typically ranged from three to five percent of the fair value of the pledged assets, exclusive of monthly principal and interest remittance receivables.

Repurchase arrangements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each arrangement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company’s borrowings under repurchase arrangements at December 31, 2010 consisted of $7.79 billion of primarily 30-day borrowings with 21 counterparties at average rates of 0.30%, before the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30- to 90-day borrowings (see below). Weighted average effective interest rates on repurchase arrangements and similar borrowings, including the effects of the interest rate swap agreements, were 0.63% as of December 31, 2010 and 0.66% for the year ended December 31, 2010.

The Company uses two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to mitigate exposure to higher short-term interest rates. Variable payments received by the Company under its swap agreements largely offset interest accruing on a like amount of the Company’s 30- to 90-day borrowings leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowing rates. Under the terms of currently-paying interest rate swap agreements held at December 31, 2010, the Company pays fixed rates of interest averaging 1.17% on notional amounts totaling $2.80 billion with an average maturity of 10 months. Additionally, the Company entered into several forward-starting two-year swap agreements with notional amounts totaling $500 million that began paying fixed rates of interest averaging 0.69% in January 2011 and will expire in January 2013. After consideration of all swap positions entered into as of year-end to hedge short-term borrowing rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had durations of approximately 8 1/2 months and 5 1/4 months, respectively, for a net duration gap of approximately 3 1/4 months at December 31, 2010. The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated committed borrowings if available at attractive terms.

In February 2010 the GSEs announced plans to buy out a backlog of seriously delinquent loans from their mortgage guarantee portfolios. Freddie Mac largely completed its buyout program in February (reflected in March portfolio runoff) and Fannie Mae completed its buyout program in June (reflected in July portfolio runoff). Portfolio runoff averaged 31.1% (a 29.1% constant prepayment rate, or “CPR”) for the year ended December 31, 2010. From August through December of 2010, annualized portfolio runoff averaged 19.8% or 17.3% CPR and in January 2011 portfolio runoff declined further to an annualized rate of 18.3% (a 15.8% CPR). February 2011 runoff increased to approximately 23.5% or 21.3% CPR as a result of buyouts by Freddie Mac of seriously delinquent loans with relatively low coupon interest rates that had not been previously repurchased in 2010 (Fannie Mae repurchases of seriously delinquent loans with low coupon interest rates were reflected in July 2010 portfolio runoff). Management expects the low mortgage prepayment levels experienced between August and January to be more indicative of what can be expected for the rest of 2011 given the favorable prepay characteristics of our portfolio of seasoned, relatively low coupon ARM securities now that the GSE buyout programs have been completed. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, high levels of mortgage prepayments can put downward pressure on ARM security yields and financing spreads because the level of mortgage prepayments impacts how quickly investment premiums are written off against earnings as portfolio yield adjustments.

Because of the uncertainties surrounding the extent and timing of the GSE buyout programs when they were first announced in February 2010, the Company only partially replaced portfolio runoff during the first quarter of 2010 resulting in a $490 million (principal amount) decline in portfolio size during the first quarter. For the remainder of the year, acquisitions outpaced portfolio runoff by $867 million (principal amount), contributing to an overall increase in the portfolio of $435 million since the beginning of the year. As a result, portfolio leverage increased to 6.91 to one at December 31, 2010 compared to a quarter-end low of 6.20 to one at June 30, 2010 and 6.67 to one at December 31, 2009. Depending upon market conditions and other factors, the Company may further increase portfolio leverage in 2011.

Commercial Investments

In 2007 and prior years, Capstead periodically augmented its core investment strategy with investments in credit-sensitive commercial real estate-related assets that could earn attractive risk-adjusted returns. In 2008 management concluded that it would not pursue additional investments in commercial real estate loans. With impairment and related charges of over $40 million recorded in 2009, the Company substantially reduced its remaining exposure associated with these investments to less than $9 million at December 31, 2009, consisting of collateral associated with two townhome development loans. Through ongoing unit sales during 2010, the Company has reduced its remaining exposure to these non-core investments to less than $5 million at December 31, 2010 consisting of 17 unsold completed units. The Company remains a participant in the lending group for the Four Seasons resort in Nevis, West Indies and could achieve some recovery of its written off, $39 million investment from the eventual disposition of the resort. The resort re-opened in December 2010 after having been closed since October 2008 as a result of sustaining significant hurricane damage.

Unrelated to the Company’s commercial real estate lending activities, during 2009 the Company acquired $10 million face amount of AAA-rated senior notes issued by one of its lending counterparties. These notes were repaid in November 2010.

Common Equity Offerings

During the first quarter of 2010 Capstead raised $10 million in new common equity capital, after underwriting discounts and offering expenses, by issuing 811,000 common shares at an average price of $12.85 per share using its at-the-market, continuous offering program. No additional shares were issued using this program in 2010. This compares to new common equity capital of $81 million and $154 million raised under this program in 2009 and 2008, respectively. Additionally, the Company completed a public offering in February 2008 raising $127 million in new common equity capital. The Company may raise additional equity capital in future periods while maintaining a disciplined approach to augmenting its existing capital base, focusing on transactions that are accretive to existing common stockholders and providing the resulting proceeds can be deployed at attractive levels. In keeping with this strategy, in January 2011 the Company reactivated the continuous offering program raising an additional $17 million in new common equity capital, after expenses, by issuing 1.4 million common shares at an average price of $12.75 per share through the end of February 2011.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead finances a majority of its holdings of residential mortgage securities with commercial banks and other financial institutions using borrowings under repurchase arrangements supported by the Company’s long-term investment capital. Borrowings under repurchase arrangements generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, potential liquidity inherent in the Company’s investment portfolio is as important as the actual level of cash and cash equivalents carried on the balance sheet. Potential liquidity is affected by, among other things, changes in market value of assets pledged and interest rate swap agreements held as determined by lending and swap counterparties; principal prepayments; collateral requirements of lenders and swap counterparties; and general conditions in the commercial banking and mortgage finance industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”). Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of December 31, 2010 in comparison with December 31, 2009 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed (a)	Potential Liquidity (b)
Balances as of December 31, 2010:

Mortgage securities and similar investments	$8,515,691	$7,792,743	$722,948	$293,636

Cash collateral receivable from swap counterparties, net (c)			19,525	–
Other assets, net of other liabilities			384,930	359,590

			$1,127,403	$653,226

Balances as of December 31, 2009	$8,091,103	$7,435,256	$1,113,919	$640,586

(a)	Investments are stated at carrying amounts on the Company’s balance sheets, which generally reflects management’s estimate of fair value as of the indicated dates.
(b)

Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.

(c)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties and the fair value of the Company’s swap positions as of the indicated date.

In order to prudently and efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund borrowing and swap program-related margin calls (requirements to pledge additional collateral or pay down borrowings) under stressed market conditions, including margin calls resulting from monthly principal payments (that are not remitted to the Company for 20 to 45 days after any given month-end), as well as anticipated declines in the market value of pledged assets and swap positions. In response to deteriorating market conditions, management may reduce the Company’s portfolio leverage and therefore increase its liquidity by raising new common equity capital, selling mortgage securities and/or curtailing the replacement of portfolio runoff. Additionally, management has expanded the number of lending counterparties with whom the Company routinely does business which has further increased the Company’s financial flexibility to address challenging market conditions.

Tax Considerations of Dividends Paid on Capstead Common and Preferred Shares

Capstead operates as a REIT for federal income tax purposes. Common and preferred dividends are characterized as ordinary taxable income, taxable capital gain, or non-taxable return of capital based on the relative amounts of taxable income to total distributions. Taxable income is allocated first to preferred share distributions, with any remaining taxable income allocated to common distributions. Distributions in excess of Capstead’s taxable income are characterized as return of capital. Stockholders who do not hold their shares in tax-deferred accounts such as individual retirement accounts should reduce the tax cost basis of their shares by the amount of any return of capital distributions received.

Return of capital distributions received in excess of tax cost basis should be reported as capital gain. In some years, capital gain distributions may be made by the Company. Any such capital gain distributions would be reported as long-term capital gains and would generally be taxed at lower rates than distributions of ordinary income. Due to the complex nature of the applicable tax rules, it is recommended that stockholders consult their tax advisors to ensure proper tax treatment of dividends received. The characterization of the Company’s dividends for income tax purposes for the three years ended December 31, 2010 were as follows:

	Dividends	Capital Gain (a)	Ordinary Income (a)	Return of Capital (a)
2010
Common	$1.51	–%	94.70%	5.30%
Series A Preferred	1.60	–	100.00	–
Series B Preferred	1.26	–	100.00	–
2009
Common	2.24	–	100.00	–
Series A Preferred	1.60	–	100.00	–
Series B Preferred	1.26	–	100.00	–
2008
Common	2.02	–	94.14	5.86
Series A Preferred	1.60	–	100.00	–
Series B Preferred	1.26	–	100.00	–

(a)

The indicated characterization percentage is applicable to each dividend received with respect to a given tax year. This includes fourth quarter dividends declared prior to year-end with a December record date and paid in January of the following year in accordance with the Internal Revenue Code spillover distribution provision (IRC Section 875(b)(9)). Dividend characterization information for tax years prior to 2008 is available in the investor relations section of the Company’s website at www.capstead.com.

Off-Balance Sheet Arrangements and Contractual Obligations

At December 31, 2010, Capstead did not have any off-balance sheet arrangements. The Company’s contractual obligations at December 31, 2010 were as follows (in thousands):

	Payments Due by Period
	Total	12 Months or Less	13 – 36 Months	37 – 60 Months	>Than 60 Months
Repurchase arrangements and similar borrowings	$7,797,419	$7,795,095	$1,544	$523	$257
Unsecured borrowings	308,310	8,382	16,764	16,764	266,400
Interest rate swap agreements designated as cash flow hedges of:
Repurchase arrangements	25,489	21,628	3,861	–	–
Unsecured borrowings	(14,660)	–	–	–	(14,660)
Corporate office lease	2,634	251	512	550	1,321

	$8,119,192	$7,825,356	$22,681	$17,837	$253,318

Repurchase arrangements and similar borrowings include an interest component based on contractual rates in effect at year-end. Obligations related to unsecured borrowings are presented net of amounts to be returned to Capstead through its ownership of the related trusts’ common securities. Obligations under interest rate swap agreements are net of variable-rate payments owed to Capstead under the agreements’ terms based on market interest rate expectations as of year-end. This presentation excludes acquisitions of investments committed to subsequent to year-end and any other contractual obligations entered into after year-end.

RESULTS OF OPERATIONS

	Year Ended December 31
	2010	2009	2008
Income statement data: (dollars in thousands, except per share data)
Interest income:
Mortgage securities and similar investments	$199,300	$314,100	$398,285
Other	478	495	2,204

	199,778	314,595	400,489

Interest expense:
Repurchase arrangements and similar borrowings	(47,502)	(120,083)	(249,706)
Unsecured borrowings	(8,747)	(8,747)	(8,747)
Other	(2)	–	–

	(56,251)	(128,830)	(258,453)

	143,527	185,765	142,036

Other revenue (expense):
Miscellaneous other revenue (expense)	(904)	(40,641)	(1,593)
Incentive compensation expense	(5,055)	(4,769)	(6,000)
General and administrative expense	(10,931)	(11,351)	(8,779)

	(16,890)	(56,761)	(16,372)
Equity in earnings of unconsolidated affiliates	259	259	259

Net income	$126,896	$129,263	$125,923

Diluted earnings per common share	$1.52	$1.66	$1.93

Average diluted shares outstanding	69,901	65,449	54,468

Key operating statistics: (dollars in millions, unaudited)
Weighted average yields:
Mortgage securities and similar investments	2.60%	4.13%	5.22%
Other interest-earning assets	0.19	0.34	2.57
Total weighted average yields	2.52	4.06	5.19
Weighted average borrowing rates:
Repurchase arrangements and similar borrowings, as adjusted for interest rate hedging transactions	0.66	1.73	3.53
Unsecured borrowings	8.49	8.49	8.49
Other interest-bearing liabilities	0.19	–	–
Total weighted average borrowing rates	0.78	1.83	3.60

Total financing spreads	1.74	2.23	1.59

Net yield on total interest-earning assets	1.81	2.40	1.84

Average total runoff rate (scheduled payments and prepayments)	31.17	18.33	18.44

Information on average balances:
Mortgage securities and similar investments	$7,666	$7,605	$7,631
Other interest-earning assets	255	145	86
Repurchase arrangements and similar borrowings	7,050	6,861	6,961
Currently-paying swap agreements	2,818	2,531	1,733
Unsecured borrowings (included in long-term investment capital)	103	103	103
Other interest-bearing liabilities	1	–	–
Long-term investment capital	1,121	1,033	813

General and administrative and incentive compensation expense as a percentage of average long-term investment capital	1.43%	1.56%	1.82%

Return on average long-term investment capital	12.08	13.34	16.52

2010 Compared to 2009

Capstead’s net income totaled $127 million or $1.52 per diluted common share for 2010, compared to $129 million or $1.66 per diluted common share for 2009 which included impairment and related charges of over $40 million taken to substantially reduce future exposure to losses associated with investments in commercial real estate loans. Excluding these charges from 2009 results, 2010 earnings declined by approximately $43 million as net interest margins declined by $42 million to $144 million. The decrease in net interest margins can largely be attributed to lower total financing spreads, which averaged 174 basis points for 2010 compared to 223 basis points during 2009. Financing spreads were negatively affected by significantly higher investment premium amortization resulting from a sharp increase in mortgage prepayments between March and July associated with buyouts by the GSEs of seriously delinquent loans from their guarantee portfolios, as well as lower coupon interest rates on ARM loans underlying the portfolio that reset to more current interest rates and lower yields on portfolio acquisitions. Although portfolio leverage ended the year at 6.91 to one, compared to 6.67 to one at December 31, 2009, this increase occurred late in the year and therefore had a limited impact on 2010 earnings.

Yields on interest earning assets averaged 154 basis points lower during 2010 compared to 2009 reflecting (a) higher investment premium amortization associated with the GSE buyout programs, (b) lower yields on existing portfolio as coupon interest rates on the underlying mortgage loans continued resetting to rates more reflective of the current rate environment and (c) lower market yields on acquisitions. In addition, yields were impacted by lower yields on overnight investments and cash collateral receivable from swap counterparties, also reflecting lower prevailing short-term interest rates. Total portfolio runoff averaged 31.2% on an annualized basis during 2010, compared to 18.3% in 2009. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as yield adjustments.

Borrowing rates on interest-bearing liabilities averaged 105 basis points lower during 2010 than during 2009 reflecting improved borrowing conditions and lower prevailing short-term interest rates, as well as lower rates on interest rate swap positions. Borrowing rates on approximately $2.82 billion of the Company’s average borrowings during 2010 were effectively fixed through the use of interest rate swap agreements. This compares to $2.97 billion in 2009, which also included longer-dated repurchase arrangements entered into prior to 2008. Rates on the Company’s swap positions averaged 1.30% during 2010 compared to 3.16% on swap positions and longer-dated repurchase arrangements during 2009. Lower rates on these positions realized in 2010 reflect the expiration of $1.90 billion notional amount of relatively high-cost swap agreements between November 2009 and September 2010 as well as the maturity of remaining longer-dated repurchase arrangements by August 2009. The Company’s borrowings under repurchase arrangements typically reset in rate every 30 to 90 days as they are re-established at prevailing rates corresponding to the terms of the borrowings. Rates on these borrowings averaged 0.27% during 2010 compared to 0.59% during 2009.

In total, other revenue (expense) during 2010 was relatively stable compared to 2009, excluding from consideration the impairment and related charges taken in 2009 discussed above. Miscellaneous other revenue (expense) includes, among other items, operating and sale activity associated with townhome development loans consolidated since the fourth quarter of 2009 under variable interest entity accounting rules. This activity lost $543,000 in 2010. Incentive fees reflect results under a performance-based annual employee incentive compensation program that provides for a participation in annual earnings in excess of a benchmark amount and is capped at 50 basis points multiplied by average long-term investment capital, as defined under this program. See “NOTE 11” to the consolidated financial statements (included under ITEM 8 of this report) for additional information regarding the Company’s compensation programs. General and administrative expense includes $1.1 million in primarily legal expenses incurred during the first and second quarters of 2010 associated with curtailed efforts to enhance recovery prospects for the Company’s written off Nevis investment.

2009 Compared to 2008

Capstead’s net income totaled $129 million or $1.66 per diluted common share during 2009 compared to $126 million or $1.93 per diluted common share in 2008. Results for 2009 include impairment and related charges totaling over $40 million taken to substantially reduce future exposure to losses associated with investments in commercial real estate loans. Excluding these charges, 2009 earnings increased by approximately $44 million as net interest margins increased by nearly $44 million to $186 million. This increase reflects the benefits of increased financing spreads on mortgage securities and similar investments. Net interest margins and financing spreads improved as declines in interest income and portfolio yields resulting from lower prevailing interest rates were more than offset by the effects of lower borrowing rates. Portfolio leverage declined from 7.85 to one at December 31, 2008 to 6.67 to one by December 31, 2009 due largely to a significant increase in fair value of the Company’s holdings of Agency Securities, along with improved interest rate swap valuations and capital raises. This compares to portfolio leverage of 9.84 to one at the beginning of 2008.

Total financing spreads averaged 223 basis points during 2009 compared to 159 basis points during 2008, having benefited from lower borrowing rates primarily attributable to lower short-term interest rates prevailing during 2009. Average portfolio yields were 113 basis points lower during 2009 compared to 2008 reflecting (a) lower yields on existing portfolio as coupon interest rates on the underlying mortgage loans continued resetting to rates more reflective of the current rate environment, (b) lower market yields on acquisitions and (c) the curtailment of interest accruals on investments in commercial real estate loans. In addition, yields were impacted by lower yields on overnight investments and cash collateral receivables from swap counterparties also reflecting lower prevailing short-term interest rates. Mortgage prepayments stayed relatively constant year over year and as such did not significantly impact the year over year comparison of yields. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as yield adjustments.

Average borrowing rates on interest-bearing liabilities declined 177 basis points during 2009 compared to 2008. Approximately $2.97 billion of the Company’s average borrowings during 2009 were relatively stable in terms of rate because of the use of interest rate swap agreements and longer-dated repurchase arrangements to manage interest rate risk. On a combined basis, rates on the Company’s swap positions and longer-dated repurchase arrangements averaged 3.16% during 2009 compared to 4.18% in 2008. The remainder of the Company’s borrowings under repurchase arrangements typically reset in rate every 30 to 90 days as they are re-established at prevailing rates corresponding to the terms of the borrowings. Rates on these borrowings averaged 0.59% during 2009 compared to 2.94% during 2008, benefiting from efforts by the Federal Reserve to support the economy and the credit markets by lowering its federal funds target rate from 5.25% in early September 2007 to a target range of from zero to 0.25% by December 2008.

Other revenue (expense) in 2009 includes the impairment and related charges discussed above. No impairment charges were recorded in 2008. Lower incentive compensation costs reflect modifications to the Company’s annual incentive compensation program to, among other things, establish a maximum amount, or cap, available to be paid in any one year of 50 basis points multiplied by average long-term investment capital, as defined. See “NOTE 11” to the consolidated financial statements (included under ITEM 8 of this report) for additional information regarding the Company’s compensation programs. General and administrative expense includes $2 million of legal and other professional service-related costs pertaining primarily to the Nevis investment, compared to similar costs totaling $642,000 in 2008. The remainder of the increase in general and administrative expense primarily reflects higher compensation and professional service-related costs in large part due to expansion of the Company’s capital base and operating platform over the past two years, as well as adjustments made in the

Company’s compensation programs. As part of its efforts to reduce portfolio leverage in the face of contracting market liquidity conditions, during 2008 the Company sold ARM Agency Securities with a cost basis of $883 million for a loss of $1.5 million. No sales of Agency Securities occurred in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity available under its borrowing arrangements is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of December 31, 2010 and the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Capstead has expanded the number of lending counterparties it routinely does business with in order to support larger holdings of residential mortgage investments and to increase its financial flexibility and ability to withstand periods of contracting market liquidity. The Company has uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 21 of these counterparties at December 31, 2010. Interest rates on borrowings under repurchase arrangements are generally based on prevailing rates at inception corresponding to the terms of the borrowings. All terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries. Borrowings under repurchase arrangements secured by residential mortgage investments totaled $7.79 billion at December 31, 2010, with maturities of 30 to 90 days. Borrowings under repurchase arrangements averaged $7.05 billion during the year ended December 31, 2010. Average borrowings during the year were lower than at year-end primarily due to differences in the timing of portfolio acquisitions relative to portfolio runoff. Mortgage prepayments were unusually high from March to July 2010 as a result of the GSE buyout programs, which temporarily reduced portfolio balances and therefore borrowing requirements.

Capstead uses two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to mitigate exposure to higher short-term interest rates by effectively locking in fixed rates on a portion of its 30- to 90-day borrowings under repurchase arrangements. Additionally, the Company entered into $100 million notional amount of forward-starting three-month LIBOR-indexed, swap agreements with average fixed rates of 4.09% and 20-year terms coinciding with the floating-rate terms of the Company’s long-term unsecured borrowings that begin in 2015 and 2016. These swaps have effectively locked in fixed rates averaging 7.56% (compared to current fixed rates of 8.49%) for the final 20 years of these borrowings that mature in 2035 and 2036. At December 31, 2010 currently-paying swap agreements entered into by the Company had notional amounts totaling $2.80 billion with an average maturity of 10 months and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30- to 90-day borrowings under repurchase arrangements. Additionally, the Company entered into several forward-starting swap agreements for this purpose with notional amounts totaling $500 million that began two-year terms in January 2011. The Company intends to continue to manage interest rate risk by utilizing suitable derivative financial instruments such as interest rate swap agreements.

During the first quarter of 2010, the Company raised $10 million in new common equity capital through its at-the-market continuous offering program. No additional capital was raised under this program in 2010. The Company raised $81 million and $154 million under this program in 2009 and 2008, respectively, and in 2008 raised $127 million in a public offering. The Company may raise additional investment capital in future periods while maintaining a disciplined approach to augmenting its capital base, focusing on transactions that are accretive to existing common stockholders and providing the proceeds can be deployed at attractive levels. In keeping with this strategy, in January 2011 the Company reactivated the continuous offering program, raising $17 million in new common equity capital through the end of February 2011.

Interest Rate Sensitivity on Operating Results

Capstead performs income sensitivity analyses using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All investments, borrowings and derivative financial instruments held are included in these analyses. The sensitivity of components of other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. The model incorporates management’s assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums. These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior under normal market conditions unaffected by changes in market liquidity.

Income simulation modeling is the primary tool used by management to assess the direction and magnitude of changes in earnings resulting solely from changes in interest rates. Key assumptions in the model include mortgage prepayment rates, adequate levels of market liquidity, changes in market conditions, portfolio leverage levels, and management’s investment capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate the impact of higher or lower interest rates on earnings. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors. Capstead had the following estimated income sensitivity profile at December 31, 2010 and December 31, 2009, respectively (dollars in thousands):

	Federal Funds Rate	10-year U.S. Treasury Rate		Immediate Change in Indicated Rates: *
30-day to one-year rates			Flat	Up 1.00%	Up 1.00%	Up 2.00%	Up 3.00%
10-year U.S. Treasury rate			Down 1.00%	Flat	Up 1.00%	Up 2.00%	Up 3.00%
Projected 12-month income change:
December 31, 2010	<0.25%	3.30%	$(5,400)	$(13,600)	$(11,400)	$(24,800)	$(49,600)
December 31, 2009	<0.25	3.84	(12,000)	(7,500)	(1,500)	(10,400)	(26,300)

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

Risks Related to Capstead’s Business

Potential changes in the relationship between the federal government and the GSEs could negatively affect Capstead’s financial condition and earnings. Agency Securities have an implied AAA rating because the timely payment of principal and interest on these securities are guaranteed by the GSEs, or by an agency of the federal government, Ginnie Mae. Only the guarantee by Ginnie Mae is explicitly backed by the full faith and credit of the federal government. The high actual or perceived credit quality of Agency Securities allows the Company to finance its portfolio using repurchase arrangements with relatively low interest rate terms and margin requirements that otherwise would not be available. As a result of deteriorating housing market conditions that began in 2007, the GSEs have incurred substantial losses due to high levels of mortgagor defaults, which are ongoing. In response, in 2008 the Federal Housing Finance Agency placed the GSEs into conservatorship, allowing it to operate the GSEs without forcing them to liquidate. Additionally, the federal government, through the U.S. Treasury and the Federal Reserve, undertook other actions to provide financial support to these entities and the housing market including committing to ensure the GSEs maintain a positive net worth through 2012 through the purchase of preferred stock, and the acquisition by March 2010 of $1.25 trillion in Agency Securities. These and other steps taken by the federal government were designed to support market stability and mortgage availability by providing additional confidence to investors in Agency Securities. There can be no assurance that the federal government’s support for the GSEs and the market for Agency Securities will be adequate to achieve these goals.

It is anticipated that over the next several years U.S. policy makers will address what the long-term role of the federal government in general, and the GSEs in particular, will play in the housing markets. The actual or perceived credit quality of Agency Securities could be negatively affected by market uncertainty over any legislative or regulatory initiatives that impact the relationship between the GSEs and the federal government. A significantly reduced role by the federal government or other changes in the guarantees provided by Ginnie Mae, the GSEs or their successors could negatively affect the credit profile and pricing of existing holdings and future issuances of Agency Securities and whether the Company’s strategy of holding a leveraged portfolio of Agency Securities remains viable, which could negatively affect earnings and book value per common share. In addition, the timing of any sales of Agency Securities held by the Federal Reserve or the GSEs could create volatility in the market pricing of these investments, which could negatively affect book value per common share.

Legislative and regulatory actions by the federal government could negatively affect the availability or terms of financing using repurchase arrangements. In July 2010 the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in order to restrict certain business practices of systemically significant participants in the financial markets, which include most of the Company’s lending counterparties. Additionally, Dodd Frank places restrictions on residential mortgage loan originations and reforms the asset-backed securitization markets most notably by imposing credit risk retention requirements. Most of the regulations to implement the provisions of Dodd Frank have yet to be released so it is unclear how significant of an impact the act will have on the financial markets in general and on the Company’s strategy of holding a leveraged portfolio of Agency Securities. However, it is possible that the availability or terms of financing using repurchase arrangements could be negatively affected.

Government-supported mortgagor relief programs could negatively affect Capstead’s financial condition and earnings. U.S. policy makers have established programs designed to provide qualified homeowners with assistance in avoiding foreclosure or in qualifying for the refinancing of their existing mortgages. These programs typically entail the pay off of existing mortgages with any losses absorbed by the GSEs. These mortgagor relief programs, as well as any future legislative or regulatory actions, could significantly reduce the expected life of the Company’s residential mortgage investments; therefore, actual yields the Company realizes on these investments could be lower due to faster amortization of investment premiums. Additionally, book value per common share can be adversely affected when relatively high coupon mortgage securities that typically have higher valuations prepay.

An increase in prepayments may adversely affect Capstead’s earnings and book value per common share. When short- and long-term interest rates are at nearly the same levels (i.e., a “flat yield curve” environment), or when long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage securities generally increases. Prolonged periods of high mortgage prepayments can significantly reduce the expected life of the Company’s investments; therefore, actual yields the Company realizes can be lower due to faster amortization of investment premiums, which could adversely affect earnings. Additionally, book value per common share can be adversely affected when relatively high coupon mortgage securities that typically are more prone to default and have higher valuations prepay.

Changes in interest rates, whether increases or decreases, may adversely affect Capstead’s earnings. Capstead’s earnings currently depend primarily on the difference between the interest received on its mortgage securities and similar investments and the interest paid on its related borrowings. The Company typically finances its investments at 30- to 90-day interest rates. Coupon interest rates on only a portion of the ARM loans underlying the Company’s securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan. Consequently, interest rates on related borrowings not hedged through the use of interest rate swap agreements can rise to levels that may exceed yields on these securities in a rising short-term interest rate environment. This can contribute to lower or even negative financing spreads and adversely affect earnings. At other times, during periods of relatively low short-term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may negatively affect yields on the Company’s ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected.

The lack of availability of suitable investments at attractive pricing may adversely affect Capstead’s earnings. Pricing of investments is determined by a number of factors including interest rate levels and expectations, market liquidity conditions, and competition among investors for these investments, many of whom have greater financial resources and lower return requirements than Capstead. To the extent the proceeds from prepayments on Capstead’s mortgage investments are not reinvested or cannot be reinvested at rates of return at least equal to the rates previously earned on those investments, the Company’s earnings may be adversely affected. Similarly, if proceeds from capital raising activities, if any, are not deployed or cannot be deployed at rates of return being earned on existing capital, earnings may be adversely affected. Capstead cannot assure investors that the Company will be able to acquire suitable investments at attractive pricing and in a timely manner to replace portfolio runoff as it occurs or to deploy new capital as it is raised. Neither can the Company assure investors that it will maintain the current composition of its investments, consisting primarily of ARM Agency Securities.

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

Periods of illiquidity in the mortgage markets may reduce the number of counterparties willing to lend to the Company or the amounts individual counterparties are willing to lend via repurchase arrangements. Capstead will generally pledge its investments in mortgage securities as collateral under uncommitted repurchase arrangements with numerous commercial banks and other financial institutions, routinely with maturities of 30 to 90 days. The Company’s ability to achieve its investment objectives depends on its ability to re-establish or roll maturing borrowings on a continuous basis. If a counterparty chooses not to roll a maturing borrowing, the Company must pay off the borrowing, generally with cash available from another repurchase arrangement entered into with another counterparty. If the Company determines that it does not have sufficient borrowing capacity with its counterparties, it could be forced to reduce its portfolio leverage by selling assets under potentially adverse market conditions, resulting in losses. This risk is increased if Capstead relies significantly on any single counterparty for a significant portion of its repurchase arrangements. Under these conditions, the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.

Periods of rising interest rates may reduce amounts available to be borrowed under Capstead’s repurchase arrangements due to declines in the perceived fair value of related collateral, which could negatively impact the Company’s financial condition and earnings. Because rising interest rates tend to put downward pressure on financial asset prices, Capstead may be presented with substantial margin calls during such periods. Additionally lenders typically determine what fair value is assigned to collateral for margin call purposes, which can diverge from the Company’s perspective of fair value during stressed market conditions. If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses. At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.

If Capstead is unable to negotiate favorable terms and conditions on future repurchase arrangements with one or more of the Company’s counterparties, the Company’s financial condition and earnings could be negatively impacted. The terms and conditions of each repurchase arrangement are negotiated on a transaction-by-transaction basis, and these borrowings generally are re-established, or rolled, at maturity. Key terms and conditions of each transaction include interest rates, maturity dates, asset pricing procedures and margin requirements. The Company cannot assure investors that it will be able to continue to negotiate favorable terms and conditions on its future repurchase arrangements. Also, during periods of market illiquidity or due to perceived credit quality deterioration of the collateral pledged, a lender may require that less favorable asset pricing procedures be employed or margin requirements be increased. Under these conditions, the Company may determine it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.

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

Capstead may sell assets for various reasons, including a change in the Company’s investment focus, which could increase earnings volatility. Capstead may periodically sell assets to enhance its liquidity during periods of market illiquidity or rising interest rates or the Company may change its investment focus requiring it to sell some portion of its existing investments. Gains or losses resulting from any such asset sales, or from terminating any related longer-dated repurchase arrangements or interest rate swap agreements, will likely increase the Company’s earnings volatility.

Capstead may invest in derivative financial instruments such as interest rate swap agreements to mitigate or hedge the Company’s interest rate risk, which may negatively affect the Company’s liquidity, financial condition or earnings. The Company may invest in such instruments from time to time with the goal of achieving more stable borrowing costs and enhancing the Company’s financial condition. However, these activities may not have the desired beneficial impact on the Company’s liquidity, financial condition or earnings. For instance, the pricing of ARM securities and the pricing of related derivatives may deteriorate at the same time leading to margin calls on both the borrowings supporting investments in ARM securities and the derivatives, negatively impacting the Company’s liquidity and stockholders’ equity. In addition, counterparties could fail to honor their commitments under the terms of the derivatives or have their credit quality downgraded impairing the value of the derivatives. In the event of any defaults by counterparties, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the derivatives. Should Capstead be required to sell its derivatives under such circumstances, the Company may incur losses. No such hedging activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.

Derivative financial instruments held may fail to qualify for hedge accounting introducing potential volatility to Capstead’s earnings. The Company typically qualifies derivative financial instruments held as cash flow hedges for accounting purposes in order to record the effective portion of the change in fair value of derivatives as a component of stockholders’ equity rather than in earnings. If the hedging relationship for any derivative held ceases to qualify for hedge accounting treatment for any reason, including failing to meet documentation and ongoing hedge effectiveness requirements, the Company would be required to record in earnings the total change in fair value of any such derivative. In addition the Company could elect to no longer avail itself of cash flow hedge accounting for its derivative positions. Such a change could introduce a potentially significant amount of volatility to earnings reported by the Company.

Capstead is dependent on its executives and employees and the loss of one or more of its executive officers could harm the Company’s business and its prospects. As a self-managed REIT with fewer than 20 employees, Capstead is dependent on the efforts of its key officers and employees, most of whom have significant experience in the mortgage industry. Although the Company’s named executive officers and many of its other employees are parties to severance agreements, the Company’s key officers and employees are not subject to employment agreements with non-compete clauses, nor has Capstead acquired key man life insurance policies on any of these individuals. The loss of any of their services could have an adverse effect on the Company’s operations.

Capstead’s remaining commercial real estate investments may expose investors to loss. Capstead’s remaining commercial real estate investments consist of loans secured by two townhome development properties. The Company consolidates these townhome properties for accounting purposes. Recovery of the Company’s investment is dependent upon the sale of remaining townhome units for adequate consideration. Cash flows from unit sales may not be sufficient to cover ongoing operating expenses and recover all of the Company’s investments resulting in losses.

Risks Related to Capstead’s Status as a REIT and Other Tax Matters

If Capstead does not qualify as a REIT, the Company will be subject to tax as a regular corporation and face substantial tax liability. Capstead has elected to be taxed as a REIT for federal income tax purposes and intends to continue to so qualify. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize the Company’s REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for the Company to qualify as a REIT.

If Capstead fails to qualify as a REIT in any tax year, then:

•

The Company would be taxed as a regular domestic corporation, which, among other things, means that the Company would be unable to deduct dividends paid to its stockholders in computing taxable income and would be subject to federal income tax on its taxable income at regular corporate rates;

•	Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders, and the Company would not be required to make income distributions; and

•

Unless Capstead were entitled to relief under applicable statutory provisions, the Company would be disqualified from treatment as a REIT for the subsequent four taxable years and, as a result, the Company’s cash available for distribution to stockholders would be reduced during these years.

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

Complying with REIT requirements may force Capstead to borrow to make distributions to stockholders. As a REIT, Capstead must distribute at least 90% of its annual taxable income (subject to certain adjustments) to its stockholders. To the extent that the Company satisfies the distribution requirement, but distributes less than 100% of its taxable income, the Company will be subject to federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to its stockholders in a calendar year is less than a minimum amount specified under the federal tax laws. From time to time, the Company may generate taxable income greater than its net income for financial reporting purposes or its taxable income may be greater than the Company’s cash flow available for distribution to stockholders. If the Company does not have other funds available in these situations, it could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable it to pay out enough of its taxable income to satisfy the distribution requirement and to avoid corporate income tax or the 4% excise tax in a particular year. These alternatives could increase the Company’s costs or reduce its long-term investment capital.

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

Because provisions contained in Maryland law and Capstead’s charter may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares. Provisions contained in Capstead’s charter and Maryland general corporation law can delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for the Company’s common stock or purchases of large blocks of the Company’s common stock, thereby limiting the opportunities for its stockholders to receive a premium over then-prevailing market prices. These provisions include the following:

•

Repurchase rights granted to Capstead’s board in its charter limit related investors, including, among other things, any voting group, from owning common stock if the concentration owned would jeopardize the Company’s REIT status.

•

Capstead’s charter authorizes the board to issue preferred stock and establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval and could have the effect of delaying or preventing someone from taking control of the Company.

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

Capstead may change its policies without stockholder approval. Capstead’s board and management determine all of its policies, including its investment, financing and distribution policies and may amend or revise these policies at any time without a vote of the Company’s stockholders. Policy changes could adversely affect the Company’s financial condition, results of operations, the market price of its common stock and preferred stock or the Company’s ability to pay dividends or distributions.

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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:

•

Amortization of Investment Premiums on Financial Assets – Investment premiums on financial assets are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. For most of Capstead’s financial assets, estimates and judgments related to future levels of mortgage prepayments are critical to this determination. Mortgage prepayment expectations can vary considerably from period to period based on current and projected changes in interest rates and other factors such as portfolio composition. Management estimates mortgage prepayments based on past experiences with specific investments within the portfolio, and current market expectations for changes in interest rates and the residential mortgage lending environment. Should actual prepayment rates differ materially from these estimates, investment premiums would be expensed at a different pace.

•

Fair Value and Impairment Accounting for Financial Assets – Most of Capstead’s investments are financial assets held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions. Considerable judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity. See “NOTE 8” to the consolidated financial statements (included under ITEM 8 of this report) for discussion of how Capstead values its financial assets. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs that is determined to be other-than-temporary, the difference between amortized cost and fair value would be recognized in earnings as a component of Other revenue (expense) if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale. Other-than-temporary impairment of a mortgage security due to other factors would be recognized in Accumulated other comprehensive income and amortized to earnings as a yield adjustment.

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

•

Accounting for Derivative Financial Instruments – The Company uses derivatives for risk management purposes. Derivatives are recorded as assets or liabilities and carried at fair value and consequently, changes in value of these instruments enter into the calculation of book value per common share. Fair values fluctuate with current and projected changes in interest rates and other factors such as the Company’s and its counterparties’ nonperformance risk. Judgment is required to develop estimated fair values.

The accounting for changes in fair value of each derivative held depends on whether it has been designated as an accounting hedge, as well as the type of hedging relationship identified. To qualify as cash flow hedges for accounting purposes, at the inception of the hedge relationship the Company must anticipate and document that the hedge relationship will be highly effective and must monitor ongoing effectiveness on at least a quarterly basis. As long as the hedge relationship remains effective, the effective portion of changes in fair value of the derivative are recorded in Accumulated other comprehensive income and the ineffective portion is recorded in earnings as a component of Interest expense. Changes in fair value of derivatives not held as accounting hedges, or for which the hedge relationship is deemed to no longer be highly effective and as a result hedge accounting is terminated, are recorded in earnings as a component of Other revenue (expense).

The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future 30- and 90-day borrowings and the 20-year, floating-rate periods of the Company’s long-term unsecured borrowings. Variable-rate payments to be received on the swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally on a monthly basis while fixed rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments. See “NOTES 6 and 7” to the consolidated financial statements (included under ITEM 8 of this report) and “Financial Conditions–Residential Mortgage Investments” for additional information regarding the Company’s current use of Derivatives and its related risk management policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

The information required by this item is included in the Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the year ended December 31, 2010 on pages 6 through 27 and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

Financial statements of subsidiaries have been omitted as such entities do not individually or in the aggregate exceed the 20% threshold under either the investment or income tests applicable under the appropriate regulations for inclusion. The Company owned 100% of each of its subsidiaries.

Report of Independent Registered Public Accounting Firm on

Audit of the Consolidated Financial Statements

Stockholders and Board of Directors

Capstead Mortgage Corporation

We have audited the accompanying consolidated balance sheets of Capstead Mortgage Corporation (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Dallas, Texas

March 1, 2011

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31
	2010	2009
Assets:
Mortgage securities and similar investments ($8.22 billion and $7.86 billion pledged under repurchase arrangements, respectively)	$8,515,691	$8,091,103
Cash collateral receivable from interest rate swap counterparties	35,289	30,485
Interest rate swap agreements at fair value	9,597	1,758
Cash and cash equivalents	359,590	409,623
Receivables and other assets	76,078	92,817
Investments in unconsolidated affiliates	3,117	3,117

	$8,999,362	$8,628,903

Liabilities:
Repurchase arrangements and similar borrowings	$7,792,743	$7,435,256
Cash collateral payable to interest rate swap counterparties	9,024	–
Interest rate swap agreements at fair value	16,337	9,218
Unsecured borrowings	103,095	103,095
Common stock dividend payable	27,401	37,432
Accounts payable and accrued expenses	23,337	29,961

	7,971,937	7,614,962

Stockholders’ equity:
Preferred stock - $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 187 and 188 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively ($3,073 aggregate liquidation preference)	2,620	2,630
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at December 31, 2010 and December 31, 2009 ($180,023 aggregate liquidation preference)	176,703	176,703
Common stock - $0.01 par value; 250,000 shares authorized:
70,259 and 69,319 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	703	693
Paid-in capital	1,028,382	1,017,185
Accumulated deficit	(354,883)	(356,154)
Accumulated other comprehensive income	173,900	172,884

	1,027,425	1,013,941

	$8,999,362	$8,628,903

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31
	2010	2009	2008

Interest income:
Mortgage securities and similar investments	$199,300	$314,100	$398,285
Other	478	495	2,204

	199,778	314,595	400,489

Interest expense:
Repurchase arrangements and similar borrowings	(47,502)	(120,083)	(249,706)
Unsecured borrowings	(8,747)	(8,747)	(8,747)
Other	(2)	–	–

	(56,251)	(128,830)	(258,453)

	143,527	185,765	142,036

Other revenue (expense):
Impairment and related charges associated with investments in commercial real estate loans	–	(40,423)	–
Miscellaneous other revenue (expense)	(904)	(218)	(1,593)
Incentive compensation expense	(5,055)	(4,769)	(6,000)
General and administrative expense	(10,931)	(11,351)	(8,779)

	(16,890)	(56,761)	(16,372)

Income before equity in earnings of unconsolidated affiliates	126,637	129,004	125,664

Equity in earnings of unconsolidated affiliates	259	259	259

Net income	$126,896	$129,263	$125,923

Net income available to common stockholders:
Net income	$126,896	$129,263	$125,923
Less cash dividends paid on preferred shares	(20,233)	(20,239)	(20,251)

	$106,663	$109,024	$105,672

Earnings per common share:
Basic	$1.53	$1.67	$1.94
Diluted	1.52	1.66	1.93

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2007	$179,533	$408	$702,170	$(358,155)	$36,961	$560,917

Net income	–	–	–	125,923	–	125,923
Other comprehensive income:
Amounts related to cash flow hedges, net	–	–	–	–	(45,100)	(45,100)
Change in unrealized gain on mortgage securities, net	–	–	–	–	(29,240)	(29,240)

Comprehensive income						51,583
Cash dividends:
Common – $2.02 per share	–	–	(8,119)	(105,672)	–	(113,791)
Preferred	–	–	–	(20,251)	–	(20,251)
Conversion of preferred stock	(73)	–	73	–	–	–
Additions to capital	–	223	281,769	–	–	281,992

Balance at December 31, 2008	179,460	631	975,893	(358,155)	(37,379)	760,450

Net income	–	–	–	129,263	–	129,263
Other comprehensive income:
Amounts related to cash flow hedges, net	–	–	–	–	41,118	41,118
Change in unrealized gain on mortgage securities, net	–	–	–	–	169,145	169,145

Comprehensive income						339,526
Cash dividends:
Common – $2.24 per share	–	–	(39,093)	(109,487)	–	(148,580)
Preferred	–	–	(2,464)	(17,775)	–	(20,239)
Conversion of preferred stock	(127)	–	127	–	–	–
Additions to capital	–	62	82,722	–	–	82,784

Balance at December 31, 2009	179,333	693	1,017,185	(356,154)	172,884	1,013,941

Net income	–	–	–	126,896	–	126,896
Other comprehensive income:
Amounts related to cash flow hedges, net	–	–	–	–	(41)	(41)
Change in unrealized gain on mortgage securities, net	–	–	–	–	1,057	1,057

Comprehensive income						127,912
Cash dividends:
Common – $1.51 per share	–	–	(546)	(105,392)	–	(105,938)
Preferred	–	–	–	(20,233)	–	(20,233)
Conversion of preferred stock	(10)	–	10	–	–	–
Additions to capital	–	10	11,733	–	–	11,743

Balance at December 31, 2010	$179,323	$703	$1,028,382	$(354,883)	$173,900	$1,027,425

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2010	2009	2008
Operating activities:
Net income	$126,896	$129,263	$125,923
Noncash items:
Amortization of investment premiums	57,634	29,426	29,336
Depreciation and other amortization	220	266	252
Equity-based compensation costs	1,525	1,098	1,277
Amounts related to interest rate swap agreements	(722)	1,909	1,475
Impairment and related charges associated with commercial real estate loans	–	40,423	–
Loss from sales of mortgage securities and similar investments	–	–	1,484
Net change in mortgage securities principal remittance receivable	5,508	(14,019)	6,119
Net change in remaining receivables, other assets, accounts payable and accrued expenses	10,949	(4,711)	26,575

Net cash provided by operating activities	202,010	183,655	192,441

Investing activities:
Purchases of mortgage securities and similar investments	(3,414,143)	(2,014,827)	(2,842,419)
Purchased interest receivable related to purchases of mortgage securities and similar investments	(6,616)	(4,546)	(8,878)
Proceeds from sales of mortgage securities and similar investments	–	–	881,054
Principal collections on mortgage securities and similar investments	2,932,978	1,513,967	1,511,362

Net cash used in investing activities	(487,781)	(505,406)	(458,881)

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	69,438,636	65,730,943	63,296,211
Principal payments on repurchase arrangements and similar borrowings	(69,081,148)	(65,047,179)	(63,045,065)
Payment on early termination of interest rate swap agreement	–	–	(2,275)
Decrease (increase) in cash collateral receivable from interest rate swap counterparties	(4,804)	23,191	(51,876)
Increase in cash collateral payable to interest rate swap counterparties	9,024	–	–
Capital stock transactions	10,233	81,696	280,731
Dividends paid	(136,203)	(154,116)	(121,100)

Net cash provided by financing activities	235,738	634,535	356,626

Net change in cash and cash equivalents	(50,033)	312,784	90,186
Cash and cash equivalents at beginning of year	409,623	96,839	6,653

Cash and cash equivalents at end of year	$359,590	$409,623	$96,839

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 1 — BUSINESS

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac (together, the “GSEs”), or by an agency of the federal government, Ginnie Mae. Agency-guaranteed residential mortgage pass-through securities (“Agency Securities”) carry an implied AAA rating with limited, if any, credit risk, particularly in light of the conservatorship of the GSEs by the federal government.

NOTE 2 — ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Capstead Mortgage Corporation and its wholly-owned and majority-owned subsidiaries over which it exercises control. Capstead also consolidates, if appropriate, any variable interest entities in which the Company holds an interest. With the October 2009 acquisition of a senior lien to its existing subordinated loans to two townhome developments, the Company began consolidating the entities that own the underlying real estate. The common securities held by Capstead in statutory trusts organized by the Company to issue long-term unsecured borrowings are not considered variable interests at risk pursuant to variable interest entity accounting principles. Capstead accounts for these investments under the equity method of accounting. Investments in unconsolidated affiliates are initially recorded at cost and subsequently adjusted for Capstead’s equity in earnings and losses and cash contributions and distributions. Intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The use of estimates is inherent in the preparation of financial statements. Amortization of investment premiums on financial assets is based on estimates of future mortgage prepayments, which are impacted by future changes in interest rates and other factors. Actual results could differ from those estimates, which could adversely affect earnings. Fair values of financial instruments are estimated using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis and are influenced by changes in, and market expectations for changes in, interest rates, market liquidity conditions, and levels of mortgage prepayments, as well as other factors. Accordingly, estimates of fair value are as of the balance sheet dates and are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on estimated fair values. Considerable judgment is also exercised in making impairment conclusions and estimating impairment charges.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash on hand and highly liquid investments with original maturities of three months or less when purchased.

Financial Assets

Most of Capstead’s financial assets are mortgage securities classified as available-for-sale and carried at fair value with unrealized gains and losses reported as a separate component of Accumulated other comprehensive income (loss). Loans classified as held for investment or mortgage securities classified as held-to-maturity are carried at amortized cost (unpaid principal balance, adjusted for unamortized investment premiums and discounts). Interest is recorded as income when earned, unless an investment has been placed on nonaccrual status. Placing investments in loans on nonaccrual status, charging off uncollectable loans, resuming the accrual of interest, and determining the appropriate accounting treatment for related cash receipts is determined on a case-by-case basis. Investment premiums and discounts are recognized as adjustments to interest income by the interest method, generally over the expected life of the related financial assets. Realized gains and losses from sales are recorded as a component of Other revenue (expense). The specific identification method is used to determine the cost of financial assets sold.

Financial assets are reviewed for potential impairment at each balance sheet date. Other-than-temporary impairments of investments in mortgage securities can occur with adverse changes in the financial condition of the issuer and changes in the Company’s intent or ability to hold the security until any declines in fair value are recovered. The amount of any such other-than-temporary impairment for an investment in a mortgage security is measured by comparing the recorded amount of the security to its fair value. An investment in a loan is considered impaired if it becomes probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms and the amount of any impairment is measured by comparing the recorded amount of the loan to the present value of expected cash flows. Impairment charges are recorded as a component of Other revenue (expense).

Borrowings

Borrowings are carried at amortized cost (unpaid principal balances, net of unamortized discounts and premiums, when present). Discounts and premiums, as well as debt issue costs, which are recorded in Receivables and other assets, are recognized as adjustments to interest expense by the interest method over the term of the related borrowings. Borrowings under repurchase arrangements create exposure to the potential for failure on the part of counterparties to honor their commitment to return pledged collateral. In the event of a default by a counterparty, the Company may have difficulty recovering its collateral. To mitigate this risk, the Company monitors the creditworthiness of its counterparties and manages its exposure to any single counterparty.

Derivative Financial Instruments (“Derivatives”)

Derivatives used by Capstead for risk management purposes are carried at fair value as assets or liabilities. The accounting for changes in fair value of each Derivative held depends on whether it has been designated as a hedge for accounting purposes, as well as the type of hedging relationship identified. Capstead will typically designate any Derivatives held as cash flow hedges. To qualify as a cash flow hedge, at the inception of the hedge relationship the Company must document that the hedge relationship is anticipated to be highly effective and monitor ongoing effectiveness on at least a quarterly basis. As long as the hedge relationship remains effective, the effective portion of changes in fair value of the Derivative are recorded in Accumulated other comprehensive income (loss) and the ineffective portion is recorded in interest expense. Changes in fair value of Derivatives not held as accounting hedges, or for which the hedge relationship is no longer considered highly effective, are recorded in Miscellaneous other revenue (expense). Holding Derivatives creates exposure to credit risk related to the potential for failure on the part of counterparties to honor their commitments. In addition, the Company is required to post collateral based on any declines in the market value of the Derivatives. In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the Derivative. To mitigate this risk, the Company uses only well-established commercial banks as counterparties.

The Company uses interest rate swap agreements in cash flow hedge relationships in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future borrowings. Variable-rate swap payments to be received and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally every 30 to 90 days. Fixed-rate swap payments to be made are also recorded in interest expense. The combination of these cash flows results in a fixed rate on these borrowings, subject to certain adjustments.

Cash collateral receivable from interest rate swap counterparties represents cash remitted to swap counterparties to meet initial and ongoing margin requirements that are based on the fair value of these agreements, including related interest receivable or payable under the terms of the agreements. The Company may also remit mortgage securities to certain of its swap counterparties to meet ongoing margin requirements. Such mortgage securities, if any, are included in Mortgage securities and similar investments. Similarly, Cash collateral payable to interest rate swap counterparties represents cash received from counterparties to meet margin call requirements. For presentation purposes, the Company does not offset individual counterparty collateral receivables (or payables) with the recorded fair value of related interest rate swap agreements pursuant to master netting arrangements. In addition, gross unrealized gains on Derivatives (recorded as assets) are stated separately from gross unrealized losses (recorded as liabilities) without regard to counterparty.

Equity-based Compensation

Equity-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the related requisite service period. The Company recognizes compensation cost for option awards on a straightline basis over the requisite service period for each portion of an award that vests separately. Compensation cost for stock awards subject only to service conditions is recognized on a straightline basis over the requisite service period for the entire award. Compensation cost for stock awards subject to performance conditions is recognized on a straightline basis over the requisite service period for each portion of the award that vests separately, subject to achieving the related performance conditions.

Income Taxes

Capstead Mortgage Corporation and its qualified REIT subsidiaries (“Capstead REIT”) have elected to be taxed as a REIT. As a result, Capstead REIT is not taxed on taxable income distributed to stockholders if certain REIT qualification tests are met. Capstead’s policy is to distribute 100% of the taxable income of the REIT, after application of available tax attributes, within the time limits prescribed by the Internal Revenue Code (the “Code”), which may extend into the subsequent taxable year. The Company may find it advantageous from time to time to elect taxable REIT subsidiary status for certain of its subsidiaries in which case taxable income of any such subsidiary would be subject to federal and, where applicable, state or local income taxes. Any such income taxes are accounted for using the liability method. Related deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has not recognized any liabilities for unrecognized tax benefits using a “more likely than not” threshold for the recognition and measurement of the financial statement effects of tax positions taken on a tax return filing. Should any such liabilities be recognized in future periods, the Company will record related interest and penalties in General and administrative expense.

Dividend Classification

Capstead records common and preferred share dividends in the Accumulated deficit component of Stockholders’ equity only to the extent of available earnings for the related quarterly or monthly period. Any dividends declared in excess of available earnings are considered returns of capital for financial reporting purposes and are recorded as reductions of Paid-in capital. The tax and financial reporting classification of dividends can differ primarily as a result of differences between taxable income and Net income and how taxable income is allocated to dividends paid.

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

	Year Ended December 31
	2010	2009	2008
Basic earnings per common share
Numerator for basic earnings per common share:
Net income	$126,896	$129,263	$125,923
Series A and B preferred share dividends	(20,233)	(20,239)	(20,251)
Unvested stock award participation in earnings	(594)	(554)	(706)

	$106,069	$108,470	$104,966

Denominator for basic earnings per common share:
Weighted average common shares outstanding	69,948	65,418	54,368
Average unvested stock awards outstanding	(396)	(373)	(361)

	69,552	65,045	54,007

	$1.53	$1.67	$1.94

Diluted earnings per common share
Numerator for diluted earnings per common share:
Net income	$126,896	$129,263	$125,923
Dividends on antidilutive convertible preferred shares	(19,932)	(19,932)	(19,932)
Unvested stock award participation in earnings	(594)	(555)	(706)

	$106,370	$108,776	$105,285

Denominator for diluted earnings per common share:
Weighted average common shares outstanding	69,948	65,418	54,368
Average unvested stock awards outstanding	(396)	(373)	(361)
Net effect of dilutive option awards	39	100	149
Net effect of dilutive convertible preferred shares	310	304	312

	69,901	65,449	54,468

	$1.52	$1.66	$1.93

Potentially dilutive securities excluded from the computation of earnings per share because the effect of inclusion was antidilutive during the indicated periods were as follows (in thousands):

	Year Ended December 31
	2010	2009	2008
Convertible preferred shares	15,819	15,819	15,819
Equity awards excludable under the treasury stock method:
Shares issuable under option awards	40	40	40
Unvested stock awards	240	111	–

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

Mortgage securities and similar investments and related weighted average coupon rates (“Net WAC”) and average yields classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Principal Balance	Investment Premiums	Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
December 31, 2010
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$4,927	$14	$4,941	$4,955	6.78%	6.49%
ARMs	7,660,269	158,260	7,818,529	7,991,122	3.09	2.56
Ginnie Mae ARMs	489,579	8,030	497,609	505,376	3.12	3.00

	8,154,775	166,304	8,321,079	8,501,453	3.09	2.59

Residential mortgage loans:
Fixed-rate	3,455	6	3,461	3,461	6.98	7.01
ARMs	7,235	24	7,259	7,259	3.45	3.87

	10,690	30	10,720	10,720	4.59	4.87
Collateral for structured financings	3,461	57	3,518	3,518	7.97	8.11
Senior notes	–	–	–	–	–	9.45

	$8,168,926	$166,391	$8,335,317	$8,515,691	3.10	2.60

December 31, 2009
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$6,835	$20	$6,855	$6,871	6.75%	6.38%
ARMs	7,415,616	107,066	7,522,682	7,696,743	4.06	4.14
Ginnie Mae ARMs	354,611	2,210	356,821	362,061	3.94	4.17

	7,777,062	109,296	7,886,358	8,065,675	4.06	4.15

Residential mortgage loans:
Fixed-rate	3,683	6	3,689	3,689	7.00	7.23
ARMs	7,974	67	8,041	8,041	3.93	4.86

	11,657	73	11,730	11,730	4.89	5.68
Collateral for structured financings	3,585	60	3,645	3,645	8.05	7.49
Senior notes	10,000	53	10,053	10,053	10.00	9.60

	$7,802,304	$109,482	$7,911,786	$8,091,103	4.07	4.13

(a)	Includes unrealized gains and losses for securities classified as available-for-sale, if applicable, (see NOTE 8).
(b)

Net WAC is presented net of servicing and other fees and represents the cash yield inherent in the portfolio as of the indicated balance sheet date, before amortization of investment premiums. Average yield is presented for the year then ended, calculated including the amortization of investment premiums and excluding unrealized gains and losses.

Agency Securities carry an implied AAA rating and therefore limited credit risk, particularly in light of the conservatorship of the GSEs by the federal government in 2008. Residential mortgage loans held by the Company were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company. Collateral for structured financings consists of private residential mortgage securities obtained through the above-mentioned mortgage conduit that are pledged to secure repayment of the structured financings. The credit risk for these securities is borne by the related bondholders. The maturity of mortgage securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, the actual maturity of the Company’s mortgage securities will be significantly shorter than the portfolio’s 278-month weighted average contractual maturity.

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

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements. Current-reset ARM securities have a months to roll of less than 18 months while longer-to-reset ARM securities have a months to roll of 18 months or greater. As of December 31, 2010, the average months to roll for the Company’s $7.3 billion (basis) in current-reset ARM securities was 5.4 months while the average months-to-roll for the Company’s $1.02 billion (basis) in longer-to-reset ARM securities was 36.4 months.

In December 2009 Capstead recorded $39.2 million in impairment charges in order to write off its investment in defaulted subordinate loans and related accrued interest collateralized by the Four Seasons resort in Nevis, West Indies (the “Nevis investment”). The special servicer for the lending group foreclosed on the property in May 2010 and the resort re-opened in December 2010. The resort had been closed since October 2008 after sustaining significant hurricane damage. The Company remains a participant in the lending group and as such could achieve some recovery of this investment from the eventual disposition of the resort. In October 2009 the Company acquired a senior lien to its existing subordinated loans to two Dallas, Texas-based townhome developments, triggering consolidation of the related entities under variable interest entity accounting rules. As a result, the underlying collateral, which at December 31, 2010 consisted of 17 unsold completed units with a basis of $4.5 million, is included in Receivables and other assets on the balance sheet. No interest was recognized on either the Nevis or townhome investments during 2010 or 2009.

The $10 million face amount of senior notes issued to the Company by a lending counterparty in July 2009 were repaid in full in November 2010.

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

NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS, INCLUDING RELATED HEDGING ACTIVITY

Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon “haircut.” At December 31, 2010, haircuts for pledged Agency Securities typically ranged from three to five percent of the fair value of the pledged assets, exclusive of monthly principal and interest remittance receivables.

Repurchase arrangements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each arrangement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral and these financings are subject to redemption by the residual bondholders. Repurchase arrangements and similar borrowings, classified by type of collateral and maturities, and related weighted average interest rates were as follows (dollars in thousands):

	December 31, 2010		December 31, 2009
Collateral Type	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Borrowings with maturities of 30 days or less:
Agency Securities	$7,554,225	0.30%	$7,431,611	0.29%
Borrowings with maturities of 31 to 90 days:
Agency Securities	235,000	0.33	–	–
Similar borrowings:
Collateral for structured financings	3,518	7.97	3,645	8.05

	$7,792,743	0.31	$7,435,256	0.29

Average year-end rates adjusted for effects of related Derivatives held as cash flow hedges		0.63		0.89

Average borrowings and rates for the indicated year, adjusted for the effects of related
Derivatives held as cash flow hedges	$7,050,395	0.66	$6,861,461	1.73

Average borrowings were lower than balances at year-end in 2010 and 2009 primarily due to differences in the timing of portfolio acquisitions relative to portfolio runoff. Portfolio runoff was unusually high from March to July of 2010 as a result of efforts by the GSEs to buy out seriously delinquent loans from their guarantee portfolios, which temporarily reduced portfolio balances and therefore borrowing requirements. In 2009 pricing considerations played a role in the timing of portfolio acquisitions which resulted in lower portfolio balances and borrowing requirements throughout much of the year.

The Company uses two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to help mitigate exposure to higher short-term interest rates. These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day repurchase arrangements. This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and actual borrowing rates. Capstead’s swap agreements hedging short-term interest rates, with an average expiration of 12 months, had the following characteristics at December 31, 2010 (dollars in thousands):

Quarter of Contract Expiration	Notional Amount	Average Fixed Rate
Currently-paying contracts:
First quarter 2011	$400,000	1.37%
Second quarter 2011	100,000	1.19
Third quarter 2011	400,000	1.33
Fourth quarter 2011	900,000	1.15
First quarter 2012	800,000	1.10
Third quarter 2012	200,000	0.83

	$2,800,000	1.17

Forward-starting contracts:
First quarter 2013	$500,000	0.69

Interest rate swap agreements are measured at fair value on a recurring basis primarily using Level Two Inputs in accordance with “Fair Value Measurements and Disclosures” (“ASC 820”). In determining fair value estimates for these Derivatives, the Company utilizes the standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts based on expected future interest rates derived from observable market interest rate curves. The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining the fair value of its interest rate swap Derivatives. In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation of these agreements. The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Location in Balance Sheet		December 31, 2010	December 31, 2009
Balance sheet-related (c)
Derivatives held as cash flow hedges related to Repurchase arrangements and similar borrowings:
Unrealized gains on swap agreements – (an asset)	(a	)	$734	$1,758
Unrealized losses on swap agreements – (a liability)	(a	)	(16,337)	(9,218)
Derivatives held as cash flow hedges related to Unsecured borrowings (see NOTE 7):
Unrealized gains on swap agreements – (an asset)	(a	)	8,863	–
Related net interest payable	(b	)	(9,847)	(17,451)

			$(16,587)	$(24,911)

(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the balance sheet separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.

(b)	Included in “Accounts payable and accrued expenses” on the face of the balance sheet.
(c)

The amount of unrealized losses that will be recognized in the statement of income over the next twelve months in the form of fixed- and variable-rate swap payments in excess of current market rates totaled $17.2 million at December 31, 2010.

	Location of Gain or (Loss) Recognized in Net Income
		December 31
		2010	2009	2008
Income statement-related
Components of effect on interest expense:
Amount of gain (loss) reclassified from AOCI:
Effective portion of active positions		$(27,554)	$(56,585)	$(9,892)
Effective portion of terminated positions (a)		(31)	(1,251)	(993)

		(27,585)	(57,836)	(10,885)
Amount of gain (loss) recognized (ineffective portion)		(140)	(1,148)	(430)

Increase in interest expense	(b)	(27,725)	(58,984)	(11,315)
Holding gains on swap agreements realized prior to designation as cash flow hedges	(c)	–	–	81

Increase in interest expense and decrease in Net income as a result of the use of Derivatives	(b)	$(27,725)	$(58,984)	$(11,234)

Other comprehensive income-related
Amount of loss recognized in other comprehensive income (loss) (effective portion)		$(27,587)	$(16,709)	$(55,979)

(a)

In March 2008 a swap agreement with a $100 million notional amount was terminated for a realized loss of $2.3 million which was amortized to earnings over the original two-year term of the Derivative (through January 2010).

(b)	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the statement of income.
(c)	Included in “Miscellaneous other revenue (expense)” on the face of the statement of income.

Interest paid on Repurchase arrangements and similar borrowings, including related swap agreement cash flows, totaled $56.3 million, $135.0 million and $241.7 million during 2010, 2009 and 2008, respectively.

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2006 and 2005 to three special-purpose statutory trusts. These unconsolidated affiliates were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.5 million in remaining issue costs associated with these transactions. Note balances and related weighted average interest rates as of December 31, 2010 and 2009 (calculated including issue cost amortization) were as follows (dollars in thousands):

	Borrowings Outstanding	Average Rate
Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.46
Capstead Mortgage Trust III	25,774	8.78

	$103,095	8.49

The junior subordinated notes pay interest to the trusts quarterly calculated at fixed rates of 8.19% to 8.685% for ten years from issuance and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead Mortgage Trust I notes and trust securities mature in October 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after October 30, 2010. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. The Capstead

Mortgage Trust III notes and trust securities mature in September 2036 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016. The weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.49% during 2010, 2009 and 2008. Related interest paid totaled $8.6 million per year during 2010, 2009 and 2008.

In October 2010, the Company entered into three forward-starting three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million, average fixed rates of 4.09% and 20-year terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings that begin in 2015 and 2016. These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate associated with the floating-rate terms of these borrowings. After considering these cash-flow hedges, the effective borrowing rate during the final 20 years of these borrowings will average 7.56%, subject to certain adjustments for the effects of measured hedge ineffectiveness, if any.

NOTE 8 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL

INSTRUMENTS

The following tables and related discussion provide fair value disclosures as of the indicated balance sheet dates for Capstead’s financial assets and liabilities, most of which are influenced by changes in, and market expectations for changes in, interest rates and market liquidity conditions, as well as other factors beyond the control of management. Excluded from these disclosures are financial instruments for which the Company’s cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, including Cash and cash equivalents, cash collateral receivable from and payable to interest rate swap counterparties, receivables, payables and borrowings under repurchase arrangements with initial terms of 120 days or less.

The Company’s holdings of residential mortgage securities, nearly all of which are classified as held available-for-sale, are measured at fair value on a recurring basis using Level Two Inputs in accordance with ASC 820. In determining fair value estimates for mortgage securities the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions. The fair value of senior notes was estimated using valuation techniques that involve uncertainties and are affected by assumptions used and judgments made regarding risk characteristics, discount rates, future cash flows, future loss expectations, and other factors (i.e., Level Three Inputs in accordance with ASC 820). In estimating this fair value, the Company used a discount rate of 10% to determine the net present value of related future cash flows. See NOTE 6 for information relative to the valuation of interest rate swap agreements.

Fair value disclosures for financial instruments other than debt securities were as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$10,720	$11,000	$11,730	$11,800
Interest rate swap agreements	9,597	9,597	1,758	1,758
Financial liabilities:
Unsecured borrowings	103,095	103,800	103,095	102,000
Interest rate swap agreements	16,337	16,337	9,218	9,218

Fair value and related disclosures for debt securities were as follows (in thousands):

		Gross Unrealized
	Basis	Gains	Losses	Fair Value
As of December 31, 2010
Agency Securities classified as available-for-sale	$8,316,307	$181,691	$1,317	$8,496,681
Residential mortgage securities classified as held-to-maturity	8,290	454	–	8,744
As of December 31, 2009
Agency Securities classified as available-for-sale	7,879,697	179,696	379	8,059,014
Residential mortgage securities classified as held-to-maturity	10,306	477	–	10,783
Senior notes classified as held-to-maturity	10,053	–	53	10,000

	December 31, 2010		December 31, 2009
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$1,694	$2	$41,596	$162
Less than one year	334,224	1,315	101,130	217

	$335,918	$1,317	$142,726	$379

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

From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of the conservatorship of the GSEs by the federal government, helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at December 31, 2010.

No sales of mortgage securities and similar investments occurred during 2010 or 2009. During 2008 the Company sold Agency Securities classified as available-for-sale with a cost basis of $882.5 million recognizing a net loss of $1.5 million (gross realized losses of $2.9 million and gross realized gains of $1.4 million).

NOTE 9 — INCOME TAXES

Capstead REIT and a subsidiary for which the Company has elected taxable REIT subsidiary status file separate tax returns in the U.S. federal and various state jurisdictions, where applicable. Provided Capstead REIT remains qualified as a REIT and all its taxable income is distributed to stockholders within allowable time limits, no income taxes are due on this income. Accordingly, no provision has been made for income taxes for Capstead REIT. Taxable income of the taxable REIT subsidiary is fully taxable and provision is made for any resulting income taxes. With few exceptions, the Company is no longer subject to examination by federal, state or local tax authorities for years before 2007. Capstead’s effective tax rate differs substantially from statutory federal income tax rates primarily due to the benefit of Capstead REIT’s status as a REIT, as illustrated below, along with other items affecting the Company’s effective tax rate (in thousands):

	Year Ended December 31
	2010	2009	2008
Income taxes computed at the federal statutory rate	$44,414	$45,242	$44,073
Benefit of REIT status	(44,437)	(45,237)	(44,078)

Income taxes computed on income of Capstead’s sole taxable REIT subsidiary	(23)	5	(5)
Change in net deferred income tax assets	23	(6)	(19)
Other	–	1	24

Income tax provision	$–	$–	$–

Income taxes totaling $31,000 were paid during 2008. No income taxes were paid during 2009. A tax refund of $4,000 was received in 2010 pertaining to taxes paid in 2003.

Significant components of the Company’s taxable REIT subsidiary’s deferred income tax assets and liabilities were as follows (in thousands):

	December 31
	2010	2009
Deferred income tax assets:
Alternative minimum tax credit (a)	$1,940	$1,941
Net operating loss carryforwards (b)	36	2
Other	25	34

	2,001	1,977
Deferred income tax liabilities	–	–

Net deferred tax assets	$2,001	$1,977

Valuation allowance (c)	$2,001	$1,977

(a)        Alternative tax credit carryforwards can be utilized to offset payment of federal income taxes on future taxable income, if any, earned by this subsidiary, subject to certain limitations.

(b)        Excludes $3.4 million in remaining net operating loss carryforwards which expire after 2019. To the extent these carryforwards are utilized in future periods, the benefit will reduce actual taxes payable.

(c)        Because this subsidiary is not expected to earn significant amounts of taxable income, related net deferred tax assets are fully reserved at December 31, 2010.

NOTE 10 — STOCKHOLDERS’ EQUITY

Capstead has two series of convertible preferred stock outstanding ranking on parity with each other and ahead of the common shares in the event of liquidation. These shares are currently redeemable at the Company’s option. Dividends are payable quarterly for the Series A shares and monthly for the Series B shares. Under the terms of the governing Articles Supplementary, common dividend distributions in excess of available quarterly net income result in adjustments to the conversion ratios of the preferred shares. Capstead’s preferred shares are each entitled to cumulative fixed dividends.

The following provides information regarding the Company’s outstanding preferred stock:

Series	Annual Dividend	Conversion Rate *	Recorded Amount	Liquidation Preference	Redemption Price
A	$1.60	1.6479	$13.98	$16.40	$16.40
B	1.26	0.6366	11.17	11.38	12.50

*

Reflects the number of common shares to be received for each preferred share converted based on conversion rates in effect January 1, 2011 for the Series A shares and December 31, 2010 for the Series B shares. During 2010, 700 Series A shares were converted into 1,152 common shares.

The Company raised $17.4 million, $10.4 million, $81.4 million and $154.0 million, after underwriting discounts and offering expenses, in new common equity capital through its at-the-market, continuous offering program in January and February 2011, and during 2010, 2009 and 2008, respectively. In 2008 the Company completed a public offering raising $126.7 million in new common equity capital, after underwriting discounts and offering expenses. Additions to common equity capital related to equity awards to directors and employees totaled $1,319,000, $1,343,000 and $1,276,000 during 2010, 2009 and 2008, respectively, including net proceeds from the exercise of option awards of $11,000, $327,000 and $52,000, respectively. See NOTE 11 for further information pertaining to long-term equity-based awards.

Comprehensive income is net income plus other comprehensive income (loss). Other comprehensive income (loss) currently consists of the change in net unrealized gains on available-for-sale mortgage securities and amounts related to Derivatives held as cash flow hedges. As of December 31, 2010, the Accumulated other comprehensive income (loss) component of Stockholders’ equity consisted of net unrealized gains on mortgage securities held available-for-sale totaling $180.4 million and net unrealized losses on Derivatives held as cash flow hedges totaling $6.5 million. The following provides information regarding the components of comprehensive income (in thousands):

	Year Ended December 31
	2010	2009	2008
Net income	$126,896	$129,263	$125,923

Other comprehensive income (loss):
Amounts related to available-for-sale securities:
Reclassification adjustments for amounts included in net income	–	–	1,484
Change in net unrealized gains	1,057	169,145	(30,724)
Amounts related to cash flow hedges:
Change in net unrealized losses	(27,587)	(16,709)	(53,704)
Early termination of interest rate swap agreement	–	–	(2,275)
Reclassification adjustment for amounts included in net income	27,546	57,827	10,879

Other comprehensive income (loss)	1,016	210,263	(74,340)

Comprehensive income	$127,912	$339,526	$51,583

Capstead’s charter provides that if its board of directors determines in good faith that the direct or indirect ownership of the common shares has become concentrated to an extent which would cause Capstead REIT to fail to qualify as a REIT, the Company may redeem or repurchase, at fair market value, any number of common or preferred shares sufficient to maintain or bring such ownership into conformity with the Code. In addition, the Company may refuse to transfer or issue common or preferred shares to any person whose ownership of the shares would result in Capstead REIT being unable to comply with the requirements of the Code. Finally, the charter provides that the Company may redeem or refuse to transfer any of its shares to prevent the imposition of a penalty tax as a result of ownership of such shares by certain disqualified organizations, including governmental bodies and tax-exempt entities that are not subject to tax on unrelated business taxable income.

NOTE 11 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors administers all compensation programs for employees including salaries and related programs, annual incentive compensation and long-term equity-based awards, as well as other benefit programs.

Performance-based Cash Compensation Program to Augment Base Salaries

In 2008 the compensation committee implemented a performance-based cash compensation program designed to introduce a variable component to the base compensation for executive officers that provides for payments equal to the per share dividend declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalent Rights”). Dividend Equivalent Rights are not attached to any stock or option awards and only have the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service. In implementing this program, initial Dividend Equivalent Rights for 225,000 phantom common shares with terms ending on July 1, 2012 were granted to certain executive officers in July 2008. In July 2009, these officers received additional grants for 225,000 phantom common shares, also with terms ending July 1, 2012. On July 12, 2010, in lieu of increasing base salaries for certain executive officers, and to further its goal of increasing the variable component of their base compensation, the committee granted 60,000 additional Dividend Equivalent Rights with a July 1, 2013 expiration date. In addition, the committee extended the expiration of the previous grants by one year to also expire July 1, 2013. Dividend Equivalent Rights issued and outstanding and related compensation costs were as follows at December 31, 2010:

			Related Cost Recognized in
Year of Grant	Total Grant	Expiration Date of Grant	General and Administrative Expense
			2010	2009	2008
2008	225,000	July 1, 2013	$340,000	$504,000	$205,000
2009	225,000	July 1, 2013	340,000	248,000	–
2010	60,000	July 1, 2013	39,000	–	–

	510,000		$719,000	$752,000	$205,000

Annual Incentive Compensation

To provide employees with an appropriate performance-based annual incentive compensation opportunity, each year the committee approves an incentive formula to create an incentive pool equal to a percentage participation in the Company’s earnings in excess of a pre-established performance threshold. This formula is intended to serve as a guideline for the creation of an annual incentive pool. The committee has complete discretion with respect to the amount to be distributed from the pool, including its allocation between executive officers and other employees and the form of payment (e.g., cash or equity awards). Distributions are typically made subsequent to year-end.

The formula approved for 2010 and 2009 includes a minimum performance threshold based on return on average long-term investment capital and a maximum amount, or cap, available to be paid in any one year of 50 basis points multiplied by “average long-term investment capital,” as defined below. The incentive pool equals a 10% participation in “annual earnings,” as defined below, in excess of a benchmark amount based on “average long-term investment capital,” as defined below, multiplied by the greater of 8.00% or the average 10-year U.S. Treasury rate plus 200 basis points. Annual earnings for formula purposes equates to Net income excluding (i) Incentive compensation expense, (ii) any gain or loss from asset sales or writedowns, including impairment charges, and (iii) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts reflected in the balance sheet as Investments in unconsolidated affiliates. Average long-term investment capital for formula purposes equates to average Unsecured borrowings, net of related investments in statutory trusts and average Stockholders’ equity, excluding (i) Accumulated other comprehensive income, (ii) incentive compensation accruals, (iii) any gain or loss from asset sales or writedowns, including impairment charges, and (iv) interest accruals on Unsecured borrowings.

During 2010 and 2009, the Company recognized Incentive compensation expense at the capped amounts, totaling $5.1 million and $4.8 million, respectively, the accruals for which are included in Accounts payable and accrued expenses. Prior to modifying this program to provide for a cap on the amount available to be paid, the committee exercised its discretion to limit the total amount of incentive compensation awarded for 2008 to $6.0 million. The committee exercised its discretion regarding the form of payment of 2010 incentive compensation awarded to certain executive officers determining it was appropriate to pay one-half of the amounts awarded in fully vested stock awards, which totaled 164,829 shares (before the surrender of shares for the payment of applicable taxes) valued at $12.71 per share when issued in early January 2011.

Long-term Equity-based Awards

The Company sponsors equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”). At December 31, 2010, the Plans had 1,366,262 common shares remaining available for future issuance.

The following table includes service-based stock awards issued to directors and employees with related vesting information (subject to certain restrictions, principally continuous service), at December 31, 2010:

	Grant Date	Total
Year of	Fair Value	Original	Remaining Shares Vesting In:
Grant	Per Share	Grants	2011	2012	2013	2014
2006	$8.06	218,957	42,499	–	–	–
2007	12.93	156,000	22,665	22,665	22,663	23,663
2008	12.87	6,000	–	–	–	–
2009	11.39	6,000	–	–	–	–
2010	11.64	12,000	12,000	–	–	–

In 2008 the Company implemented a performance-based stock award program in lieu of its previous practice of issuing service-based awards to employees. As this program is currently configured, the first 50% of awards granted each year vest provided certain performance criteria pertaining to a three-year measurement period that starts at the beginning of the following calendar year are met. The remaining 50% vests provided performance criteria pertaining to a three-year measurement period beginning one year later are met. If the performance criteria are not met at the end of a three-year measurement period, vesting will be deferred and a new three-year measurement period will be established to include the subsequent year, up to and including the seventh calendar year after the year of grant. Any remaining unvested awards will expire if the performance criteria for the final three-year measurement period are not met. The performance criteria establishes an annualized threshold return that must be exceeded for the awards to vest based on the Company’s long-term investment capital, subject to certain adjustments, of the greater of 8.0% or the average 10-year U.S. Treasury rate plus 200 basis points.

The following table includes performance-based stock awards with related vesting information at December 31, 2010:

			Final	Remaining Shares with
	Grant Date	Total	Measurement	Initial Measurement Periods
Year of	Fair Value	Original	Period Ends	Ending December 31
Grant	Per Share	Grants	December 31	2011	2012	2013	2014
2008	$10.18	140,658	2015	68,131	68,131	–	–
2009	14.33	110,917	2016	–	55,463	55,454	–
2010	12.44	128,766	2017	–	–	64,383	64,383

Total stock award activity for the year ended December 31, 2010 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding at beginning of year	451,505	$11.53
Grants	140,766	12.37
Vestings	(71,171)	10.03

Stock awards outstanding at end of year	521,100	11.96

During 2010, 2009 and 2008, the Company recognized in General and administrative expense $1.5 million, $1.1 million and $1.1 million, respectively, related to stock awards. All service-based stock awards and performance-based stock awards granted prior to 2010 are entitled to receive dividends on a current basis without risk of forfeiture if the related awards do not vest. The 2010 performance-based awards defer the payment of dividends accruing during the vesting period until vesting and if the related awards do not vest these accrual dividends will be forfeited. At December 31, 2010 dividends accrued pertaining to these awards totaled $50,000 and are included in Common stock dividend payable. Unrecognized compensation expense for unvested stock awards totaled $4.6 million as of December 31, 2010, to be expensed over a weighted average period of 2.0 years, assuming related performance criteria are met for the initial measurement periods for performance-based stock awards.

Option awards currently outstanding have contractual terms and vesting requirements at the grant date of ten years and were issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model. The Company estimated option exercises, expected holding periods and forfeitures based on past experience and expectations for option performance and employee or director attrition. Risk-free rates were based on market rates for the expected life of the options. Expected dividends were based on historical experience and expectations for future performance. Expected volatility factors were based on historical experience. No option awards were granted in 2010. In 2009 and 2008 option awards granted to directors totaled 30,000 each year with strike prices and grant date fair values of $11.69 and $1.52 per share in 2009, and $12.87 and $2.08 in 2008, respectively. Fair values were determined using average expected terms of four years, and volatility factors, dividend yields and risk-free rates of 51%, 14% and 1.70% in 2009, and 50%, 12% and 2.91% in 2008, respectively. Option award activity during the year ended December 31, 2010 is summarized below:

	Number of Shares	Weighted Average Exercise Price

Option awards outstanding at beginning of year	289,375	$10.48
Exercises	(1,250)	8.82

Option awards outstanding at end of year	288,125	10.48

Exercisable option awards outstanding as of December 31, 2010 totaled 249,875 common shares with a weighted average remaining contractual term of 6.31 years, an average exercise price of $10.49 and an aggregate intrinsic value of $551,000. The total intrinsic value of option awards exercised was $3,000, $1.4 million and $2.8 million in 2010, 2009 and 2008, respectively. During 2010, 2009 and 2008, the Company recognized in General and administrative expense $31,000, $60,000 and $150,000 related to option awards, respectively. Unrecognized compensation costs for unvested option awards totaled $3,000 at December 31, 2010, to be expensed in early 2011.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and makes discretionary contributions of up to another 3% of compensation regardless of participation in the plans. Company contributions are subject to certain vesting requirements. During 2010, 2009 and 2008, the Company recognized in General and administrative expense $476,000, $411,000 and $506,000 related to contributions to these plans, respectively.

NOTE 12 — NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following tables summarize interest income, interest expense and weighted average interest rates as well as related changes due to changes in interest rates versus changes in volume (dollars in thousands):

	2010		2009		2008
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Interest income:
Mortgage securities and similar investments	$199,300	2.60%	$314,100	4.13%	$398,285	5.22%
Other	478	0.19	495	0.34	2,204	2.57

	199,778	2.52	314,595	4.06	400,489	5.19

Interest expense:
Repurchase arrangements and similar borrowings	(47,502)	0.66	(120,083)	1.73	(249,706)	3.53
Unsecured borrowings	(8,747)	8.49	(8,747)	8.49	(8,747)	8.49
Other	(2)	0.19	–	–	–	–

	(56,251)	0.78	(128,830)	1.83	(258,453)	3.60

	$143,527	1.74	$185,765	2.23	$142,036	1.59

	Rate *	Volume *	Total *
Change from 2009 to 2010
Interest income:
Mortgage securities and similar investments	$(117,267)	$2,467	$(114,800)
Other	(278)	261	(17)

	(117,545)	2,728	(114,817)

Interest expense:
Repurchase arrangements and similar borrowings	(75,353)	2,772	(72,581)
Other	–	2	2

	(75,353)	2,774	(72,579)

	$(42,192)	$(46)	$(42,238)

Change from 2008 to 2009
Interest income:
Mortgage securities and similar investments	$(82,832)	$(1,353)	$(84,185)
Other	(1,986)	277	(1,709)

	(84,818)	(1,076)	(85,894)

Interest expense:
Repurchase arrangements and similar borrowings	(123,443)	(6,180)	(129,623)

	$38,625	$5,104	$43,729

*

The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE 13 — QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly results of operations were as follows (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2010
Interest income	$60,242	$47,769	$40,725	$51,042
Interest expense	(15,555)	(13,333)	(13,282)	(14,081)

	44,687	34,436	27,443	36,961
Other revenue (expense)	(4,315)	(4,742)	(3,834)	(3,999)
Equity in earnings of unconsolidated affiliates	65	65	64	65

Net income	$40,437	$29,759	$23,673	$33,027

Basic earnings per common share	$0.51	$0.35	$0.27	$0.40
Diluted earnings per common share	0.51	0.35	0.27	0.40

Year Ended December 31, 2009
Interest income	$88,101	$81,195	$74,764	$70,534
Interest expense	(42,144)	(33,813)	(28,988)	(23,884)

	45,957	47,382	45,776	46,650
Impairment and related charges associated with investments in commercial real estate loans	–	(750)	–	(39,673)*
Other revenue (expense)	(3,946)	(4,190)	(3,755)	(4,447)
Equity in earnings of unconsolidated affiliates	65	65	64	65

Net income	$42,076	$42,507	$42,085	$2,595

Basic earnings per common share	$0.59	$0.59	$0.56	$(0.04)
Diluted earning per common share	0.57	0.58	0.56	(0.04)

*	In December 2009 the Company recorded impairment and related charges substantially reducing its remaining exposure to investments in commercial real estate loans.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Reports on Corporate Governance and

Reports of Independent Registered Public Accounting Firm

Report of Management on Effectiveness of Internal Control

Over Financial Reporting

Management of Capstead is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, it is management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Capstead’s independent registered public accounting firm, Ernst & Young, LLP, has issued a report on the Company’s internal control over financial reporting, which is included in this Annual Report.

Report of Management on Evaluation of Disclosure Controls and Procedures

Capstead’s management, with participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of December 31, 2010. Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Related Certifications by Management

Certifications by the CEO and CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 pertaining to the completeness and fairness of the information contained in Capstead’s annual report on Form 10-K for the year ended December 31, 2010 and the Company’s system of internal controls over financial reporting and disclosure controls and procedures are included as exhibits to the annual report on Form 10-K. This report, as well as the Company’s other filings with the Securities and Exchange Commission, are available free of charge on the Company’s website at www.capstead.com.

On May 18, 2010 Capstead’s CEO certified, pursuant to Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, that he was not aware of any violation by the Company of NYSE corporate governance listing standards. This certification is made annually with the NYSE within thirty days after the Company’s annual meeting of stockholders.

Report of Independent Registered Public Accounting Firm on

Audit of Internal Control Over Financial Reporting

Stockholders and Board of Directors

Capstead Mortgage Corporation

We have audited Capstead Mortgage Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of Capstead Mortgage Corporation (the “Company”) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of the Company, and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Dallas, Texas

March 1, 2011

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to the Registrant’s 2011 definitive Proxy Statement under the captions “Proposal Number One – Election of Directors,” “Board of Directors and Committee Information,” “Stockholder Procedures for Director Candidate Recommendations,” “Executive Officers,” “Audit Committee” and “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the SEC within 120 days of December 31, 2010.

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

The information required by this item is incorporated herein by reference to the Registrant’s 2011 definitive Proxy Statement under the caption “Executive Compensation,” to be filed with the SEC within 120 days of December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to the Registrant’s 2011 definitive Proxy Statement under the captions “Equity Compensation Plans” and “Security Ownership of Management and Certain Beneficial Owners,” to be filed with the SEC within 120 days of December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to the Registrant’s 2011 definitive Proxy Statement under the caption “Related Person Transactions,” to be filed with the SEC within 120 days of December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the Registrant’s 2011 definitive Proxy Statement under the caption “Proposal Two – Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm,” to be filed with the SEC within 120 days of December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report:

1.

The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 27 through 50 of this annual report on Form 10-K under Item 8 – “Financial Statements and Supplementary Data.”

2.

Financial Statement Schedules – All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable or have been omitted because the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

3.	Exhibits:

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation.(1)
3.2	Amended and Restated Bylaws.(8)
3.3	Articles of Amendment of Articles of Incorporation of the Registrant dated as of May 29, 2008.(11)
10.01	Amended Restated Deferred Compensation Plan.(9)
10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.(2)
10.03	Forms of nonqualified stock option and restricted stock agreements for non-employee directors.(3)
10.04	Forms of nonqualified stock option and stock award agreements for employees with service conditions.(6)
10.05	Nonqualified stock option and stock award agreements for non-employee directors and named executives.(3)
10.06	Form of stock award agreements for employees with performance conditions granted in 2008 and 2009.(12)
10.07	Form of stock award agreements for employees with performance conditions and deferral of dividends.*
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

12	Computation of ratio of income from continuing operations to combined fixed charges and preferred stock dividends.*
21	List of subsidiaries of the Registrant.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-142861) dated May 9, 2007.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 20, 2005.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2005.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 12, 2005.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2005.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 4, 2006.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2006.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 23, 2006.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 8, 2006.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 3, 2008.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
*	Filed herewith.
**	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: March 1, 2011	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: March 1, 2011	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JACK BIEGLER	Chairman and Director	February 20, 2011
(Jack Biegler)

/s/ ANDREW F. JACOBS (Andrew F. Jacobs)	President, Chief Executive Officer and Director	February 23, 2011

/s/ GARY KEISER	Director	February 18, 2011
(Gary Keiser)

/s/ PAUL M. LOW	Director	February 21, 2011
(Paul M. Low)

/s/ CHRISTOPHER W. MAHOWALD	Director	February 21, 2011
(Christopher W. Mahowald)

/s/ MICHAEL G. O’NEIL	Director	February 18, 2011
(Michael G. O’Neil)

/s/ MARK S. WHITING	Director	February 26, 2011
(Mark S. Whiting)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation.(1)
3.2	Amended and Restated Bylaws.(8)
3.3	Articles of Amendment of Articles of Incorporation of the Registrant dated as of May 29, 2008.(11)
10.01	Amended Restated Deferred Compensation Plan.(9)
10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.(2)
10.03	Forms of nonqualified stock option and restricted stock agreements for non-employee directors.(3)
10.04	Forms of nonqualified stock option and stock award agreements for employees with service conditions.(6)
10.05	Nonqualified stock option and stock award agreements for non-employee directors and named executives.(3)
10.06	Form of stock award agreements for employees with performance conditions granted in 2008 and 2009.(12)
10.07	Form of stock award agreements for employees with performance conditions and deferral of dividends.*
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

12	Computation of ratio of income from continuing operations to combined fixed charges and preferred stock dividends.*
21	List of subsidiaries of the Registrant.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-142861) dated May 9, 2007.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 20, 2005.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2005.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 12, 2005.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2005.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 4, 2006.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2006.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 23, 2006.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 8, 2006.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 3, 2008.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
*	Filed herewith.
**	Furnished electronically herewith.