Form 10-Q
period 2011-03-31
CAPSTEAD MORTGAGE CORP
filed 2011-05-06
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	77,357,579 as of May 6, 2011

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

INDEX

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets:
Mortgage securities and similar investments ($9.94 and $8.22 billion pledged under repurchase arrangements at March 31, 2011 and December 31, 2010, respectively)	$10,428,003	$8,515,691
Cash collateral receivable from interest rate swap counterparties	27,650	35,289
Interest rate swap agreements at fair value	11,851	9,597
Cash and cash equivalents	162,936	359,590
Receivables and other assets	84,670	76,078
Investments in unconsolidated affiliates	3,117	3,117

	$10,718,227	$8,999,362

Liabilities:
Repurchase arrangements and similar borrowings	$9,449,490	$7,792,743
Cash collateral payable to interest rate swap counterparties	9,950	9,024
Interest rate swap agreements at fair value	13,212	16,337
Unsecured borrowings	103,095	103,095
Common stock dividend payable	30,798	27,401
Accounts payable and accrued expenses	17,196	23,337

	9,623,741	7,971,937

Stockholders’ equity:
Preferred stock - $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 187 shares issued and outstanding at March 31, 2011 and December 31, 2010 ($3,072 aggregate liquidation preference)	2,618	2,620
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,819 shares issued and outstanding at March 31, 2011 and December 31, 2010 ($180,023 aggregate liquidation preference)	176,703	176,703
Common stock - $0.01 par value; 250,000 shares authorized:
74,994 and 70,259 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	750	703
Paid-in capital	1,088,955	1,028,382
Accumulated deficit	(354,883)	(354,883)
Accumulated other comprehensive income	180,343	173,900

	1,094,486	1,027,425

	$10,718,227	$8,999,362

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended March 31
	2011	2010
Interest income:
Mortgage securities and similar investments	$53,141	$60,150
Other	113	92

	53,254	60,242

Interest expense:
Repurchase arrangements and similar borrowings	(12,322)	(13,368)
Unsecured borrowings	(2,187)	(2,187)
Other	(4)	–

	(14,513)	(15,555)

	38,741	44,687

Other revenue (expense):
Miscellaneous other revenue (expense)	(218)	(205)
Incentive compensation expense	(1,233)	(1,415)
General and administrative expense	(2,663)	(2,695)

	(4,114)	(4,315)

Income before equity in earnings of unconsolidated affiliates	34,627	40,372

Equity in earnings of unconsolidated affiliates	65	65

Net income	$34,692	$40,437

Net income available to common stockholders:
Net income	$34,692	$40,437
Less cash dividends paid on preferred shares	(5,058)	(5,058)

	$29,634	$35,379

Net income per common share:
Basic	$0.41	$0.51
Diluted	$0.41	$0.51

Cash dividends declared per share:
Common	$0.410	$0.500
Series A Preferred	0.400	0.400
Series B Preferred	0.315	0.315

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Quarter Ended March 31
	2011	2010

Operating activities:
Net income	$34,692	$40,437
Noncash items:
Amortization of investment premiums	12,832	13,465
Depreciation and other amortization	54	55
Equity-based compensation costs	429	380
Amounts related to interest rate swap agreements	55	(89)
Net change in mortgage securities principal remittance receivable	(2,717)	(286,679)
Net change in remaining receivables, other assets, accounts payable and accrued expenses	(5,209)	(8,584)

Net cash provided by (used in) operating activities	40,136	(241,015)

Investing activities:
Purchases of mortgage securities and similar investments	(2,399,175)	(281,749)
Purchased interest receivable related to purchases of mortgage securities and similar investments	(5,419)	(600)
Principal collections on mortgage securities and similar investments	475,039	763,562

Net cash (used in) provided by investing activities	(1,929,555)	481,213

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	18,400,641	18,684,277
Principal payments on repurchase arrangements and similar borrowings	(16,743,894)	(19,060,380)
Decrease in cash collateral receivable from interest rate swap counterparties	7,639	2,030
Increase in cash collateral payable to interest rate swap counterparties	926	–
Capital stock transactions	59,862	10,222
Dividends paid	(32,409)	(42,491)

Net cash provided by (used in) financing activities	1,692,765	(406,342)

Net change in cash and cash equivalents	(196,654)	(166,144)
Cash and cash equivalents at beginning of period	359,590	409,623

Cash and cash equivalents at end of period	$162,936	$243,479

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2011. For further information refer to the audited consolidated financial statements and footnotes thereto incorporated by reference into the Company’s annual report on Form 10-K for the year ended December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Components of the computation of basic and diluted earnings per common share were as follows (dollars in thousands, except per share amounts):

	Quarter Ended March 31
	2011	2010

Basic earnings per common share
Numerator for basic earnings per common share:
Net income	$34,692	$40,437
Series A and B preferred share dividends	(5,058)	(5,058)
Unvested stock award participation in earnings	(129)	(195)

	$29,505	$35,184

Denominator for basic earnings per common share:
Weighted average common shares outstanding	71,639	69,377
Average unvested stock awards outstanding	(457)	(387)

	71,182	68,990

	$0.41	$0.51

Diluted earnings per common share
Numerator for diluted earnings per common share:
Net income	$34,692	$40,437
Dividends on antidilutive convertible preferred shares	(4,983)	–
Unvested stock award participation in earnings	(129)	(195)

	$29,580	$40,242

Denominator for diluted earnings per common share:
Weighted average common shares outstanding	71,639	69,377
Average unvested stock awards outstanding	(457)	(387)
Net effect of dilutive stock and option awards	66	55
Net effect of dilutive convertible preferred shares	309	10,374

	71,557	79,419

	$0.41	$0.51

Potentially dilutive securities excluded from the computation of earnings per share because the effect of inclusion was antidilutive during the indicated periods were as follows (in thousands):

	Quarter Ended March 31
	2011	2010

Antidilutive convertible preferred shares	15,819	–
Antidilutive equity awards excludable under the treasury stock method:
Shares issuable under option awards	10	10
Unvested stock awards	–	111

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

Mortgage securities and similar investments and related weighted average coupon rates (“net WAC”) and average yields classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Principal Balance	Investment Premiums	Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)

March 31, 2011
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$4,813	$14	$4,827	$4,839	6.77%	6.68%
ARMs	9,023,811	220,334	9,244,145	9,416,344	3.15	2.34
Ginnie Mae ARMs	960,608	23,440	984,048	993,219	3.16	2.59

	9,989,232	243,788	10,233,020	10,414,402	3.15	2.36

Residential mortgage loans:
Fixed-rate	3,396	6	3,402	3,402	6.98	5.89
ARMs	6,688	23	6,711	6,711	3.46	3.36

	10,084	29	10,113	10,113	4.64	4.19
Collateral for structured financings	3,432	56	3,488	3,488	7.97	7.65

	$10,002,748	$243,873	$10,246,621	$10,428,003	3.15	2.36

December 31, 2010
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$4,927	$14	$4,941	$4,955	6.78%	6.60%
ARMs	7,660,269	158,260	7,818,529	7,991,122	3.09	2.49
Ginnie Mae ARMs	489,579	8,030	497,609	505,376	3.12	2.57

	8,154,775	166,304	8,321,079	8,501,453	3.09	2.50

Residential mortgage loans:
Fixed-rate	3,455	6	3,461	3,461	6.98	7.03
ARMs	7,235	24	7,259	7,259	3.45	3.79

	10,690	30	10,720	10,720	4.59	4.83
Collateral for structured financings	3,461	57	3,518	3,518	7.97	8.07
Senior notes	–	–	–	–	–	8.75

	$8,168,926	$166,391	$8,335,317	$8,515,691	3.10	2.51

(a)	Includes unrealized gains and losses for securities classified as available-for-sale, if applicable, (see NOTE 9).
(b)

Net WAC is presented net of servicing and other fees and represents the cash yield inherent in the portfolio as of the indicated balance sheet date, before amortization of investment premiums. Average yield is presented for the quarter then ended, calculated including the amortization of investment premiums and excluding unrealized gains and losses.

Agency Securities carry an implied AAA rating and therefore limited credit risk, particularly in light of the conservatorship of the GSEs by the federal government in 2008. Residential mortgage loans held by the Company were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company. Collateral for structured financings consists of private residential mortgage securities obtained through the above-mentioned mortgage conduit that are pledged to secure repayment of the structured financings. The credit risk for these securities is borne by the related bondholders. The maturity of mortgage securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, the actual maturity of the Company’s mortgage securities will be significantly shorter than the portfolio’s 286-month weighted average contractual maturity.

Fixed-rate investments are generally Agency Securities backed by mortgage loans with fixed rates of interest. Adjustable-rate investments generally are ARM Agency Securities backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities either (i) adjust annually based on specified margins over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London interbank offered rate (“LIBOR”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements. Current-reset ARM securities have a months to roll of less than 18 months while longer-to-reset ARM securities have a months to roll of 18 months or greater. As of March 31, 2011, the average months to roll for the Company’s $8.03 billion (basis) in current-reset ARM securities was 5.4 months while the average months-to-roll for the Company’s $2.20 billion (basis) in longer-to-reset ARM securities was 40.9 months.

Senior notes issued to the Company by a lending counterparty in July 2009 were repaid in full in November 2010.

Under variable interest entity accounting rules, the Company has consolidated two Dallas, Texas townhome developments that are collateral for subordinated loans made by the Company. The underlying collateral consisted of 16 unsold completed units with a basis of $4.4 million at March 31, 2011 and is included in Receivables and other assets on the balance sheet. The Company remains a subordinated participant in the lending group to the Four Seasons resort in Nevis, West Indies which was foreclosed on in May 2010. The resort had been closed since October 2008 after sustaining hurricane damage and reopened in December 2010. The Company wrote off its $39.2 million investment in December 2009; a recovery on this investment, if any, would come from the eventual disposition of the resort by the lending group.

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

NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR

BORROWINGS, INCLUDING RELATED HEDGING ACTIVITY

Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” At March 31, 2011, haircuts for pledged Agency Securities typically ranged from three to five percent of the fair value of the pledged assets, exclusive of monthly principal and interest remittance receivables.

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

Repurchase arrangements and similar borrowings, classified by type of collateral and maturities, and related weighted average interest rates as of the indicated quarter-end were as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
Collateral Type	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate

Borrowings with maturities of 30 days or less:
Agency Securities	$6,444,362	0.28%	$7,554,225	0.30%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	2,685,356	0.28	235,000	0.33
Agency Securities (91 to 365 days)	316,284	0.31	–	–
Similar borrowings:
Collateral for structured financings	3,488	7.97	3,518	7.97

	$9,449,490	0.28	$7,792,743	0.31

Quarter-end rates adjusted for effects of related Derivatives held as cash flow hedges		0.57		0.63

Average borrowings outstanding during the indicated quarters were lower than borrowings outstanding at quarter-end primarily due to portfolio growth and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	March 31, 2011		December 31, 2010
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate

Average borrowings and rates for the indicated quarters, adjusted for the effects of related Derivatives held as cash flow hedges	$8,308,403	0.59	$7,468,614	0.62

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

Capstead’s swap agreements hedging short-term interest rates, with an average expiration of 15 months, had the following characteristics at March 31, 2011 (dollars in thousands):

Quarter of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement

Currently-paying contracts:
Second quarter 2011	$100,000	1.19%
Third quarter 2011	400,000	1.33
Fourth quarter 2011	900,000	1.15
First quarter 2012	800,000	1.10
Third quarter 2012	200,000	0.83
First quarter 2013	1,100,000	0.81

	$3,500,000	1.03

Forward-starting contracts:
Second quarter 2013	$600,000	0.99

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

	Location in Balance Sheet	March 31, 2011	December 31, 2010

Balance sheet-related
Interest rate swap agreements in a gain position (an asset) related to:
Repurchase arrangements and similar borrowings	(a)	$1,561	$734
Unsecured borrowings (see NOTE 7)	(a)	10,290	8,863

		11,851	9,597
Interest rate swap agreements in a loss position (a liability) related to repurchase arrangements and similar borrowings	(a)	(13,212)	(16,337)
Related net interest payable	(b)	(7,591)	(9,847)

		$(8,952)	$(16,587)

(a)

The fair value of Derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the balance sheet separately from the fair value of Derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses that will be recognized in the statement of income over the next twelve months in the form of fixed- and variable-rate swap payments in excess of current market rates totaled $19.3 million at March 31, 2011.

(b)	Included in “Accounts payable and accrued expenses” on the face of the balance sheet.

	Location of Gain or (Loss) Recognized in	Quarter Ended March 31

	Net Income	2011	2010

Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from AOCI:
Effective portion of active positions		$(6,112)	$(8,855)
Effective portion of terminated positions (a)		–	(31)

		(6,112)	(8,886)
Amount of loss recognized (ineffective portion)		(158)	(134)

Increase in interest expense and decrease in Net income as a result of the use of Derivatives	(b)	$(6,270)	$(9,020)

Other comprehensive income-related:
Amount of loss recognized in other comprehensive income (loss) (effective portion)		$(678)	$(15,112)

(a)

In March 2008 a swap agreement with a $100 million notional amount was terminated for a realized loss of $2.3 million which was amortized to earnings over the original two-year term of the Derivative (through January 2010).

(b)	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the statement of income.

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2006 and 2005 to three special-purpose statutory trusts. These unconsolidated affiliates were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.5 million in remaining issue costs associated with these transactions. Note balances and related weighted average interest rates as of March 31, 2011 (calculated including issue cost amortization) were as follows (dollars in thousands):

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

During 2010, the Company entered into three forward-starting three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million, average fixed rates of 4.09% and 20-year terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings that begin in 2015 and 2016. These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate associated with the floating-rate terms of these borrowings. After considering these cash-flow hedges, the effective borrowing rate during the final 20 years of these borrowings will average 7.56%, subject to certain adjustments for the effects of measured hedge ineffectiveness, if any.

NOTE 8 — COMPREHENSIVE INCOME

Comprehensive income is net income plus other comprehensive income (loss). Other comprehensive income (loss) currently consists of the change in net unrealized gains on available-for-sale mortgage securities and amounts related to Derivatives held as cash flow hedges. As of March 31, 2011, the Accumulated other comprehensive income (loss) component of Stockholders’ equity consisted of net unrealized gains on mortgage securities held available-for-sale totaling $181.4 million and net unrealized losses on Derivatives held as cash flow hedges totaling $1.0 million. The following provides information regarding the components of comprehensive income (in thousands):

	Quarter Ended March 31
	2011	2010

Net income	$34,692	$40,437

Other comprehensive income (loss):
Amounts related to available-for-sale securities:
Change in net unrealized gains	1,008	(10,362)
Amounts related to cash flow hedges:
Change in net unrealized losses	(678)	(15,112)
Reclassification adjustment for amounts included in net income	6,112	8,886

Other comprehensive income (loss)	6,442	(16,588)

Comprehensive income	$41,134	$23,849

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

The Company’s holdings of residential mortgage securities, nearly all of which are classified as available-for-sale, are measured at fair value on a recurring basis using Level Two Inputs in accordance with ASC 820. In determining fair value estimates for mortgage securities the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions. See NOTE 6 for information relative to the valuation of interest rate swap agreements.

Fair value disclosures for financial instruments other than debt securities were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Residential mortgage loans	$10,113	$10,300	$10,720	$11,000
Interest rate swap agreements	11,851	11,851	9,597	9,597
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	316,284	316,300	–	–
Unsecured borrowings	103,095	104,000	103,095	103,800
Interest rate swap agreements	13,212	13,212	16,337	16,337

Fair value and related disclosures for debt securities were as follows (in thousands):

		Gross Unrealized		Fair Value
	Basis	Gains	Losses

As of March 31, 2011
Agency Securities classified as available-for-sale	$10,228,347	$184,545	$3,163	$10,409,729
Residential mortgage securities classified as held-to-maturity	8,161	486	–	8,647

As of December 31, 2010
Agency Securities classified as available-for-sale	8,316,307	181,691	1,317	8,496,681
Residential mortgage securities classified as held-to-maturity	8,290	454	–	8,744

	March 31, 2011		December 31, 2010
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities in an unrealized loss position:
One year or greater	$280	$2	$1,694	$2
Less than one year	800,455	3,161	334,224	1,315

	$800,735	$3,163	$335,918	$1,317

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

From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of the conservatorship of the GSEs by the federal government, helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at March 31, 2011.

NOTE 10 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors administers all compensation programs for employees including salaries and related programs, annual incentive compensation and long-term equity-based awards, as well as other benefit programs.

Performance-based Cash Compensation Program to Augment Base Salaries

In 2008 the compensation committee implemented a performance-based cash compensation program designed to introduce a variable component to the base compensation for executive officers that provides for payments equal to the per share dividend declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalent Rights”). Dividend Equivalent Rights are not attached to any stock or option awards and only have the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service. In implementing this program, initial Dividend Equivalent Rights for 225,000 phantom common shares with terms ending on July 1, 2012 were granted to certain executive officers in July 2008. In July 2009, these officers received additional grants for 225,000 phantom common shares, also with terms ending July 1, 2012. On July 12, 2010, in lieu of increasing base salaries for certain executive officers, and to further its goal of increasing the variable component of their base compensation, the committee granted 60,000 additional Dividend Equivalent Rights with a July 1, 2013 expiration date. In addition, the committee extended the expiration of the previous grants by one year to also expire July 1, 2013. Dividend Equivalent Rights issued and outstanding and related compensation costs were as follows at March 31, 2011:

			Related Cost Recognized in
Year of	Total	Expiration Date	General and Administrative Expense
Grant	Grant	of Grant	March 31, 2011	March 31, 2010
2008	225,000	July 1, 2013	$92,000	$112,500
2009	225,000	July 1, 2013	92,000	112,500
2010	60,000	July 1, 2013	25,000	–

			$209,000	$225,000

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

The formula approved for 2011 and 2010 includes a minimum performance threshold based on return on average long-term investment capital and a maximum amount, or cap, available to be paid in any one year of 50 basis points multiplied by “average long-term investment capital,” as defined below. The incentive pool equals a 10% participation in “annual earnings,” as defined below, in excess of a benchmark amount based on “average long-term investment capital,” as defined below, multiplied by the greater of 10.00% and 8.00% for 2011 and 2010, respectively, or the average 10-year U.S. Treasury rate plus 200 basis points. Annual earnings for formula purposes equates to Net income excluding (i) Incentive compensation expense, (ii) any gain or loss from asset sales or writedowns, including impairment charges, and (iii) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts reflected in the balance sheet as Investments in unconsolidated affiliates. Average long-term investment capital for formula purposes equates to average Unsecured borrowings, net of related investments in statutory trusts and average Stockholders’ equity, excluding (i) Accumulated other comprehensive income, (ii) incentive compensation accruals, (iii) any gain or loss from asset sales or writedowns, including impairment charges, and (iv) interest accruals on Unsecured borrowings.

During the quarters ended March 31, 2011 and 2010, the Company recognized Incentive compensation expense totaling $1.2 million and $1.4 million, respectively, the accruals for which are included in Accounts payable and accrued expenses. The committee exercised its discretion regarding the form of payment of 2010 incentive compensation awarded to certain executive officers determining it was appropriate to pay one-half of the amounts awarded in fully vested stock awards, which totaled 164,829 shares (before the surrender of shares for the payment of applicable taxes) valued at $12.71 per share when issued in early January 2011.

Long-term Equity-based Awards

The Company sponsors equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”). At March 31, 2011, the Plans had 1,201,433 common shares remaining available for future issuance.

The following table includes service-based stock awards issued to directors and employees with related vesting information (subject to certain restrictions, principally continuous service), at March 31, 2011:

Year of	Grant Date Fair Value	Total Original
			Shares Vesting In:
Grant	Per Share	Grants	2011	2012	2013	2014
2006	$8.06	218,957	42,499	–	–	–
2007	12.93	156,000	22,665	22,665	22,663	22,663
2008	12.87	6,000	–	–	–	–
2009	11.39	6,000	–	–	–	–
2010	11.64	12,000	12,000	–	–	–

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

The following table includes performance-based stock awards issued to employees with related measurement period information at March 31, 2011:

Year of Grant	Grant Date Fair Value Per Share	Total Original Grants	Final Measurement Period Ends December 31	Remaining Shares with Initial Measurement Periods Ending December 31
				2011	2012	2013	2014
2008	$10.18	140,658	2015	68,131	68,131	–	–
2009	14.33	110,917	2016	–	55,463	55,454	–
2010	12.44	128,766	2017	–	–	64,383	64,383

Total stock award activity for the quarter ended March 31, 2011 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding at December 31, 2010	521,100	$11.96
Vestings	(65,164)	9.88

Stock awards outstanding at March 31, 2011	455,936	12.26

During the quarters ended March 31, 2011 and 2010, the Company recognized in General and administrative expense $427,000 and $362,000, respectively, related to stock awards. All service-based stock awards and performance-based stock awards granted prior to 2010 are entitled to receive dividends on a current basis without risk of forfeiture if the related awards do not vest. The 2010 performance-based awards defer the payment of dividends accruing during the vesting period until vesting and if the related awards do not vest these accrued dividends will be forfeited. At March 31, 2011 dividends accrued pertaining to these awards totaled $103,000 and are included in Common stock dividend payable. Unrecognized compensation expense for unvested stock awards totaled $4.2 million as of March 31, 2011, to be expensed over a weighted average period of 1.9 years, assuming related performance criteria are met for the initial measurement periods for performance-based stock awards.

Option awards currently outstanding have contractual terms and vesting requirements at the grant date of ten years and were issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model. The Company estimated option exercises, expected holding periods and forfeitures based on past experience and expectations for option performance and employee or director attrition. Risk-free rates were based on market rates for the expected life of the options. Expected dividends were based on historical experience and expectations for future performance. Expected volatility factors were based on historical experience. No option awards were granted in 2011 or 2010. In 2009 and 2008 option awards granted to directors totaled 30,000 each year with strike prices and grant date fair values of $11.69 and $1.52 per share in 2009, and $12.87 and $2.08 in 2008, respectively. Fair values were determined using average expected terms of four years, and volatility factors, dividend yields and risk-free rates of 51%, 14% and 1.70% in 2009, and 50%, 12% and 2.91% in 2008, respectively.

Option award activity for the quarter ended March 31, 2011 is summarized below:

	Number of Shares	Weighted Average Exercise Price

Option awards outstanding at December 31, 2010	288,125	$10.48
Exercises	(3,750)	9.23

Option awards outstanding at March 31, 2011	284,375	10.50

Exercisable option awards outstanding as of March 31, 2011 totaled 246,125 common shares with a weighted average remaining contractual term of 6.07 years, an average exercise price of $10.51 and an aggregate intrinsic value of $578,000. The total intrinsic value of option awards exercised during the quarter was $16,000. During the quarters ended March 31, 2011 and 2010, the Company recognized in General and administrative expense $2,000 and $18,000, related to option awards, respectively. Unrecognized compensation costs for unvested option awards totaled $1,000 at March 31, 2011, to be expensed in the second quarter of 2011.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and makes discretionary contributions of up to another 3% of compensation regardless of participation in the plans. Company contributions are subject to certain vesting requirements. During the quarters ended March 31, 2011 and 2010, the Company recognized in General and administrative expense $112,000 and $135,000 related to contributions to these plans, respectively.

NOTE 11 — NET INTEREST INCOME ANALYSIS

The following table summarizes interest income, interest expense and weighted average interest rates as well as related changes due to changes in interest rates versus changes in volume (dollars in thousands):

	Quarter Ended March 31, 2011
	2011		2010		Related Changes in
	Amount	Average Rate	Amount	Average Rate	Rate*	Volume*	Total*

Interest income:
Mortgage securities and similar investments	$53,141	2.36%	$60,150	3.09%	$(15,531)	$8,522	$(7,009)
Other	113	0.19	92	0.13	38	(17)	21

	53,254	2.31	60,242	2.99	(15,493)	8,505	(6,988)

Interest expense:
Repurchase arrangements and similar borrowings	(12,322)	0.59	(13,368)	0.74	(2,945)	1,899	(1,046)
Unsecured borrowings	(2,187)	8.49	(2,187)	8.49	–	–	7
Other	(4)	0.16	–	–	–	4	4

	(14,513)	0.69	(15,555)	0.85	(2,945)	1,903	(1,042)

	$38,741	1.62	$44,687	2.14	$(12,548)	$6,602	$(5,946)

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

Capstead’s investment strategy is to manage a conservatively leveraged portfolio of ARM Agency Securities that can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates. This strategy differentiates the Company from its peers because ARM Agency Securities reset to more current interest rates within a relatively short period of time allowing for (a) the recovery of financing spreads diminished during periods of rising interest rates and (b) smaller fluctuations in portfolio values from changes in interest rates compared to portfolios that contain a significant amount of fixed-rate Agency Securities. From a credit-risk perspective, the credit quality of Agency Securities helps ensure that fluctuations in value due to credit risk should be limited and financing at reasonable rates and terms should remain available under stressed market conditions.

Capstead finances its investments with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital. The combination of these borrowings and long-term investment capital is referred to as portfolio leverage and is typically expressed as a ratio. The Company’s long-term investment capital increased $67 million during the first quarter to $1.19 billion at March 31, 2011 consisting of $915 million in common stockholders’ equity, $179 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). Taking advantage of certain market opportunities available during the first quarter, the Company increased its holdings of ARM Agency Securities by $1.91 billion or 22% to $10.43 billion at March 31, 2011, while repurchase arrangements and similar borrowings increased $1.66 billion to $9.45 billion. With this portfolio growth, portfolio leverage increased one full multiple to 7.91 to one by quarter-end, to the expected benefit of financial results in future quarters. Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio of Agency Securities in today’s market conditions, particularly a portfolio consisting almost entirely of short-duration ARM Agency Securities (duration is a common measure of market price sensitivity to interest rate movements). Provided capital can continue to be deployed at attractive levels and financing conditions remain favorable, management anticipates maintaining portfolio leverage near current levels in future quarters.

Capstead reported net income of $35 million or $0.41 per diluted common share for the quarter ended March 31, 2011, compared to $40 million or $0.51 per diluted common share for the same period in 2010. The decrease in earnings can largely be attributed to lower total financing spreads (the difference between yields on interest-earning assets and rates on interest-bearing liabilities), which averaged 162 basis points for the quarter ended March 31, 2011 compared to 214 basis points during the same period in 2010. Lower earnings and average financing spreads reflect the effects of replacing a significant amount of the portfolio at lower market yields during 2010 largely because of high levels of mortgage prepayments associated with buyouts by the GSEs of a backlog of seriously delinquent loans from their guarantee portfolios. Additionally, ARM loans underlying the existing portfolio have continued resetting lower, reflecting the relatively low interest rate environment experienced over the last several years. These factors more than offset the benefits of lower borrowing costs, lower portfolio runoff and higher average portfolio leverage during the current quarter over the same period in 2010. Note that earnings, average financing spreads and average portfolio leverage for the current quarter do not fully reflect recent higher yielding acquisitions because most of these purchases were made later in the quarter.

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

Capital Raising Activity

During the first quarter of 2011, Capstead raised $60 million in new common equity capital, after underwriting discounts and offering expenses, by issuing 4.6 million common shares at an average price of $12.95 per share, after expenses, through the Company’s at-the-market, continuous offering program. Subsequent to quarter-end and through the date of this filing, the Company used this program to increase its common equity capital by an additional $30 million through the issuance of 2.3 million common shares at an average issue price of $12.83 per share, after expenses. Additionally, on April 4, 2011 the Company registered an additional 5 million common shares for future issuance under this program. The Company may raise additional capital in future periods using this program or by other means, subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important company-specific news.

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

The following table illustrates the progression of book value per common share for the quarter ended March 31, 2011:

Book value per common share, beginning of quarter	$12.02
Accretion from capital transactions	0.06
Dividend distributions in excess of earnings	(0.01)
Increase in fair value of mortgage securities classified as available-for-sale	0.01
Increase in fair value of interest rate swap agreements designated as cash flow hedges of:
Repurchase arrangements and similar borrowings	0.05
Unsecured borrowings	0.02

Book value per common share, end of quarter	$12.15

Increase in book value per common share during the quarter	$0.13

Residential Mortgage Investments

Capstead’s investment strategy focuses on managing a large portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities. Agency Securities carry an implied AAA rating with limited, if any, credit risk because the timely payment of principal and interest is guaranteed by the GSEs, which are federally chartered corporations, or an agency of the federal government, Ginnie Mae. The 2008 conservatorship of the GSEs by their federal regulator, and related capital commitments to the GSEs made by the U.S. Treasury, have largely alleviated market concerns regarding the ability of the GSEs to fulfill their guarantee obligations. By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets. These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising interest rates. The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter ended March 31, 2011 (in thousands):

Residential mortgage investments, beginning of quarter	$8,515,691
Increase in unrealized gains on securities classified as available-for-sale	1,008
Portfolio acquisitions (principal amount) at average purchased yields of 2.85%	2,308,861
Investment premiums on acquisitions	90,314
Portfolio runoff (principal amount)	(475,039)
Investment premium amortization	(12,832)

Residential mortgage investments, end of quarter	$10,428,003

Average residential mortgage investments outstanding during the quarter	$8,993,926

During the first quarter of 2011 Capstead took advantage of market opportunities to acquire a larger than anticipated amount of ARM Agency Securities at attractive pricing levels. As a result, acquisitions totaling $2.31 billion significantly outpaced portfolio runoff and contributed to a $1.91 billion or 22% increase in the portfolio during the quarter, financed with cash and short-term investments, $60 million in new common equity capital and $1.66 billion in additional borrowings under repurchase arrangements. With this portfolio growth, portfolio leverage increased a full multiple to 7.91 to one by quarter-end to the expected benefit of financial results in future quarters. Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio of Agency Securities in today’s market conditions, particularly a portfolio consisting almost entirely of short-duration ARM Agency Securities. Provided capital can continue to be deployed at attractive levels and financing conditions remain favorable, management anticipates maintaining portfolio leverage near current levels in future quarters.

ARM securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities either (i) adjust annually based on specified margins over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London interbank offered rate (“LIBOR”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.

The Company classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration. Current-reset ARM securities have a months to roll of less than 18 months while longer-to-reset ARM securities have a months to roll of 18 months or greater. After consideration of any applicable initial fixed-rate periods, at March 31, 2011 approximately 70%, 17% and 13% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively. Additionally, at March 31, 2011 approximately 91% of the Company’s current-reset ARM securities have reached an initial coupon reset, while none of its longer-to-reset ARM securities have reached an initial coupon reset. All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances. As of March 31, 2011, the Company’s ARM securities featured the following characteristics (dollars in thousands):

ARM Type	Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$5,695,694	2.75%	2.28%	1.71%	3.45%	10.17%	4.8
Freddie Mac Agency Securities	1,865,266	3.47	2.43	1.89	2.82	10.76	7.0
Ginnie Mae Agency Securities	466,692	2.62	1.78	1.52	1.00	9.80	5.6
Residential mortgage loans	6,711	3.46	2.40	2.05	1.53	11.01	5.0

	8,034,363	2.91	2.29	1.74	3.16	10.28	5.3

Longer-to-reset ARMs:
Fannie Mae Agency Securities	1,016,433	3.70	2.54	1.76	4.39	8.89	43.7
Freddie Mac Agency Securities	666,752	4.82	2.56	1.78	4.82	9.91	31.9
Ginnie Mae Agency Securities	517,356	3.65	1.78	1.51	1.03	8.68	46.9

	2,200,541	4.02	2.37	1.71	3.73	9.15	40.9

	$10,234,904	3.15	2.30	1.73	3.28	10.04	12.9

(a)

Basis represents the Company’s investment (unpaid principal balance plus unamortized investment premium) before unrealized gains and losses. As of March 31, 2011, the ratio of basis to related unpaid principal balance for the Company’s ARM securities was 102.44. This table excludes $5 million in fixed-rate Agency Securities, $3 million in fixed-rate residential mortgage loans and $3 million in private residential mortgage pass-through securities held as collateral for structured financings.

(b)

Net WAC, or weighted average coupon, is presented net of servicing and other fees and represents the cash yield inherent in the portfolio as of the indicated date before amortization of investment premiums. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and Net Margins as of the indicated date. Average Net Margins represents the weighted average level over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime limits, or Caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer typically have 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps. For presentation purposes, Average Periodic Caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps. At quarter-end, 71% of current-reset ARMs were subject to periodic caps averaging 1.86%; 9% were subject to initial caps averaging 5.22%; and 20% were subject to lifetime caps, less the current net WAC, averaging 7.23%. All longer-to-reset ARM securities at March 31, 2011 were subject to initial caps.

Capstead generally pledges its residential mortgage investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed is generally equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” At March 31, 2011 haircuts for pledged Agency Securities typically ranged from three to five percent of the fair value of the pledged assets, exclusive of monthly principal and interest remittance receivables.

Repurchase arrangements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each arrangement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company’s borrowings under repurchase arrangements at March 31, 2011 consisted of $9.45 billion of primarily 30-day borrowings with 24 counterparties at average rates of 0.28%, before the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30- to 90-day borrowings (see below) and 0.57% including the effects of these derivatives.

The Company uses two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to mitigate exposure to higher short-term interest rates. Variable payments received by the Company under its swap agreements largely offset interest accruing on a like amount of the Company’s 30- to 90-day borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowing rates. Under the terms of currently-paying interest rate swap agreements held at March 31, 2011, the Company is required to pay fixed rates of interest averaging 1.03% on notional amounts totaling $3.50 billion with an average maturity of 13 months. Additionally, the Company entered into forward-starting two-year swap agreements with notional amounts totaling $600 million that will begin requiring interest payments at fixed rates averaging 0.99% in May 2011 and will expire in May 2013. After consideration of all swap positions entered into as of quarter-end to hedge short-term borrowing rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had durations of approximately 10 months and 6 3/4 months, respectively, for a net duration gap of approximately 3 1/4 months at March 31, 2011. The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated committed borrowings if available at attractive terms.

Since ARM Agency Securities typically trade at a premium to the securities’ unpaid principal balance, high levels of mortgage prepayments can put downward pressure on yields and financing spreads because the level of mortgage prepayments impacts how quickly investment premiums are written off against earnings as portfolio yields adjust. Total portfolio runoff averaged 19.9% on an annualized basis during the first quarter of 2011 (a constant prepayment rate, or “CPR” of 17.4%) compared to 19.4% (a 16.5% CPR) during the fourth quarter of 2010. Monthly annualized runoff rates were 18.3%, 23.6% and 17.7%

for January, February and March 2011, respectively. Although mortgage prepayments picked up somewhat in February with buyouts by Freddie Mac of a remaining backlog of seriously delinquent loans from low-coupon securities, prepayments resumed trending lower in March. Management anticipates that mortgage prepayments will remain muted for the rest of 2011 given the favorable prepay characteristics of the Company’s portfolio of seasoned, relatively low coupon ARM securities now that the GSE buyout programs have been completed.

Commercial Investments

In 2007 and prior years, Capstead periodically augmented its core investment strategy with investments in credit-sensitive commercial real estate-related assets that could earn attractive risk-adjusted returns. In 2008 management concluded that it would not pursue additional investments in commercial real estate loans. Remaining exposure to these non-core investments at March 31, 2011 consisted of less than $5 million of collateral associated with two townhome development loans. The Company remains a subordinated participant in the lending group for the Four Seasons resort in Nevis, West Indies which was foreclosed on in May 2010. The resort re-opened in December 2010 after having been closed since October 2008 as a result of sustaining significant hurricane damage. The Company wrote off its $39 million investment in December 2009; a recovery on this investment, if any, would come from the eventual disposition of the resort by the lending group.

Utilization of Long-term Investment Capital and Potential Liquidity

During the first quarter of 2011 Capstead substantially increased its holdings of ARM Agency Securities and related borrowings under repurchase arrangements resulting in an increase in portfolio leverage to 7.91 to one by quarter-end. Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio of Agency Securities in today’s market conditions, particularly a portfolio consisting almost entirely of short-duration ARM Agency Securities. Provided capital can continue to be deployed at attractive levels and financing conditions remain favorable, management anticipates maintaining portfolio leverage near current levels in future quarters.

Borrowings under repurchase arrangements generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, potential liquidity inherent in the Company’s investment portfolio is as important as the actual level of cash and cash equivalents carried on the balance sheet. Potential liquidity is affected by, among other things, current portfolio leverage levels, changes in market value of assets pledged and interest rate swap agreements held as determined by lending and swap counterparties; principal prepayments; collateral requirements of lenders and swap counterparties; and general conditions in the commercial banking and mortgage finance industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”).

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of March 31, 2011 in comparison with December 31, 2010 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed (a)	Potential Liquidity (b)
Balances as of March 31, 2011:
Mortgage securities and similar investments	$10,428,003	$9,449,490	$978,513	$479,194

Cash collateral receivable from swap counterparties, net (c)			16,339	–
Other assets, net of other liabilities			199,612	162,936

			$1,194,464	$642,130

Balances as of December 31, 2010	$8,515,691	$7,792,743	$722,948	$293,636

(a)	Investments are stated at carrying amounts on the Company’s balance sheets, which generally reflects management’s estimate of fair value as of the indicated date.
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

RESULTS OF OPERATIONS

	Quarter Ended March 31
	2011	2010
Income statement data: (dollars in thousands, except per share data)
Interest income:
Mortgage securities and similar investments	$53,141	$60,150
Other	113	92

	53,254	60,242

Interest expense:
Repurchase arrangements and similar borrowings	(12,322)	(13,368)
Unsecured borrowings	(2,187)	(2,187)
Other	(4)	–

	(14,513)	(15,555)

	38,741	44,687

Other revenue (expense):
Miscellaneous other revenue (expense)	(218)	(205)
Incentive compensation expense	(1,233)	(1,415)
General and administrative expense	(2,663)	(2,695)

	(4,114)	(4,315)

	34,627	40,372
Equity in earnings of unconsolidated affiliates	65	65

Net income	$34,692	$40,437

Diluted earnings per common share	$0.41	$0.51
Average diluted shares outstanding	71,557	79,419
Key operating statistics: (dollars in millions, unaudited)
Weighted average yields:
Mortgage securities and similar investments	2.36%	3.09%
Other interest-earning assets	0.19	0.13
Total weighted average yields	2.31	2.99
Weighted average borrowing rates:
Repurchase arrangements and similar borrowings, as adjusted for interest rate hedging transactions	0.59	0.74
Unsecured borrowings	8.49	8.49
Other	0.16	–
Total weighted average borrowing rates	0.69	0.85
Total weighted average financing spreads	1.62	2.14
Net yield on total interest-earning assets	1.70	2.25
Average total runoff rate (scheduled payments and prepayments)	19.88	31.80
Information on average balances:
Mortgage securities and similar investments	$8,994	$7,779
Other interest-earning assets	236	293
Repurchase arrangements and similar borrowings	8,308	7,237
Currently-paying swap agreements	3,083	2,854
Unsecured borrowings (included in long-term investment capital)	103	103
Other interest-bearing liabilities	10	–
Long-term investment capital	1,159	1,120
Portfolio leverage	7.17:1	6.46:1
General and administrative and incentive compensation expense as a percentage of average long-term investment capital	1.36%	1.49%
Return on average long-term investment capital	12.89	15.41

Capstead’s net income totaled $35 million or $0.41 per diluted common share for the quarter ended March 31, 2011, compared to $40 million or $0.51 per diluted common share for the same period in 2010. Total financing spreads averaged 1.62% during the quarter ended March 31, 2011 compared to 2.14% during the same period in 2010. The decrease in earnings and average financing spreads can largely be attributed to the effects of replacing a significant amount of the portfolio during 2010 at lower market yields largely because of high levels of mortgage prepayments experienced between March and July of 2010 associated with buyouts by the GSEs of a backlog of seriously delinquent loans from their guarantee portfolios. Additionally, ARM loans underlying the existing portfolio have continued resetting lower, reflecting the relatively low interest rate environment experienced over the last several years. These factors more than offset the benefits of lower borrowing costs, lower portfolio runoff and higher average portfolio leverage during the current quarter over the same period in 2010. Note that earnings, average financing spreads and average portfolio leverage for the quarter do not fully reflect recent higher yielding acquisitions because most of these purchases were made later in the quarter.

Yields on interest-earning assets averaged 68 basis points lower during the quarter ended March 31, 2011 compared to the same period in 2010 for the reasons noted above. Total portfolio runoff averaged 19.9% on an annualized basis during the first quarter (a 17.4% constant prepayment rate), compared to 31.8% (a 30.0% constant prepayment rate) during the same period in 2010. Since Capstead typically purchases investments at a premium to the asset’s unpaid principal balance, the level of mortgage prepayments impacts how quickly these investment premiums are written off against earnings as yield adjustments.

Borrowing rates on interest-bearing liabilities averaged 16 basis points lower during the quarter ended March 31, 2011 than during the same period in 2010 reflecting lower prevailing short-term interest rates, as well as lower rates on interest rate swap positions. Borrowing rates on approximately $3.08 billion of the Company’s average borrowings during the quarter ended March 31, 2011 were effectively fixed through the use of interest rate swap agreements. The corresponding amount for the same period in 2010 was $2.85 billion. Fixed rate payment requirements on the Company’s swap positions averaged 1.10% during the quarter ended March 31, 2011 compared to 1.50% during the same period in 2010. Lower fixed rate payment requirements on these positions in 2011 reflect the expiration of $1.40 billion notional amount of relatively high-cost swap agreements since the beginning of 2010. The Company’s borrowings under repurchase arrangements typically reset in rate every 30 to 90 days as they are re-established at prevailing rates corresponding to the terms of the borrowings. Rates on these borrowings averaged 0.29% during the quarter ended March 31, 2011 compared to 0.24% during the same period in 2010.

Other revenue (expense) during the quarter ended March 31, 2011 was relatively stable compared to the same period in 2010. Incentive fees reflect results under a performance-based annual employee incentive compensation program that provides for a participation in annual earnings, in excess of a benchmark amount and caps annual incentive compensation at 50 basis points multiplied by average long-term investment capital, as defined under this program. The lower accrual during the current quarter reflects an adjustment made for 2011 to raise the benchmark return threshold from 8% to 10%. See “NOTE 10” to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity available under its borrowing arrangements is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of March 31, 2011 and the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Capstead has expanded the number of lending counterparties it routinely does business with in order to support larger holdings of residential mortgage investments and to increase its financial flexibility and ability to withstand periods of contracting market liquidity. The Company has uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 24 of these counterparties at March 31, 2011. Interest rates on borrowings under repurchase arrangements are generally based on prevailing rates at inception corresponding to the terms of the borrowings. All terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries. Borrowings under repurchase arrangements secured by residential mortgage investments totaled $9.13 billion at March 31, 2011, with maturities of 30 to 90 days and $316 million with maturities of 91 to 365 days. Total borrowings under repurchase arrangements began the year at $7.79 billion and averaged $8.30 billion during the quarter ended March 31, 2011. Average borrowings during the quarter were lower than at quarter-end primarily due to portfolio growth and differences in the timing of portfolio acquisitions relative to portfolio runoff.

Capstead uses two-year term, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements to mitigate exposure to higher short-term interest rates by effectively locking in fixed rates on a portion of its 30- to 90-day borrowings under repurchase arrangements. Additionally, in 2010 the Company entered into $100 million notional amount of forward-starting three-month LIBOR-indexed, swap agreements with fixed rate interest payment requirements averaging 4.09% and 20-year terms coinciding with the floating-rate terms of the Company’s long-term unsecured borrowings that begin in 2015 and 2016. These swaps have effectively locked in fixed rates averaging 7.56% (compared to current fixed rates of 8.49%) for the final 20 years of these borrowings that mature in 2035 and 2036. At March 31, 2011 currently-paying swap agreements entered into by the Company had notional amounts totaling $3.50 billion with an average maturity of 13 months and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30- to 90-day borrowings under repurchase arrangements. Additionally during the first quarter, the Company entered into forward-starting swap agreements for this purpose with notional amounts totaling $600 million that began two-year terms in May 2011. The Company intends to continue to manage interest rate risk by utilizing suitable derivative financial instruments such as interest rate swap agreements.

During the first quarter of 2011 the Company raised $60 million in new common equity capital after underwriting discounts and offering expenses, by issuing 4.6 million common shares at an average price of $12.95 per share, after expenses, through its at-the-market, continuous offering program. The Company raised $10 million under this program in 2010. The Company may raise additional investment capital in future periods while maintaining a disciplined approach to augmenting its capital base, focusing on transactions that are accretive to existing common stockholders and providing the proceeds can be deployed at attractive levels. In keeping with this strategy, subsequent to quarter-end, the Company made available an additional 5,000,000 common shares under the continuous offering program and increased its common equity capital by $30 million through the issuance of 2.3 million common shares at an average issue price of $12.83 per share, after expenses.

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

Income simulation modeling is the primary tool used by management to assess the direction and magnitude of changes in earnings resulting solely from changes in interest rates. Key assumptions in the model include mortgage prepayment rates, adequate levels of market liquidity, changes in market conditions, portfolio leverage levels, and management’s investment capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate the impact of higher or lower interest rates on earnings. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors. Capstead had the following estimated income sensitivity profile at March 31, 2011 and December 31, 2010, respectively (dollars in thousands):

	Federal Funds Rate	10-year U.S. Treasury Rate		Immediate Change In Indicated Rates:*
30-day to one-year rates			Flat	Up 1.00%	Up 1.00%	Up 2.00%	Up 3.00%
10-year U.S. Treasury rate			Down 1.00%	Flat	Up 1.00%	Up 2.00%	Up 3.00%

Projected 12-month income change:
March 31, 2011	<0.25%	3.47%	$(7,600)	$(22,800)	$(19,600)	$(42,700)	$(79,500)
December 31, 2010	<0.25	3.30	(5,400)	(13,600)	(11,400)	(24,800)	(49,600)

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

Legislative and regulatory actions by the federal government could negatively affect the availability or terms of financing using repurchase arrangements. In July 2010 the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in order to restrict certain business practices of systemically significant participants in the financial markets, which include most of the Company’s lending counterparties. Additionally, Dodd Frank places restrictions on residential mortgage loan originations and reforms the asset-backed securitization markets most notably by imposing credit risk retention requirements. Many of the regulations to implement the provisions of Dodd Frank have yet to be released so it is unclear how significant of an impact the act will have on the financial markets in general and on the Company’s strategy of holding a leveraged portfolio of Agency Securities. However, it is possible that the availability or terms of financing using repurchase arrangements could be negatively affected.

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

Capstead’s remaining commercial real estate investments may expose investors to loss Capstead’s remaining commercial real estate investments consist of loans secured by two townhome development properties. The Company consolidates these townhome properties for accounting purposes. Recovery of the Company’s investment is dependent upon the sale of remaining townhome units for adequate consideration. Cash flows from unit sales may not be sufficient to cover ongoing operating expenses and recover all of the Company’s investments resulting in losses.

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

•

Fair Value and Impairment Accounting for Financial Assets – Most of Capstead’s investments are financial assets held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions. Considerable judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity. See “NOTE 8” to the consolidated financial statements (included under ITEM 1 of this report) for discussion of how Capstead values its financial assets. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs that is determined to be other-than-temporary, the difference between amortized cost and fair value would be recognized in earnings as a component of Other revenue (expense) if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale. Other-than-temporary impairment of a mortgage security due to other factors would be recognized in Accumulated other comprehensive income and amortized to earnings as a yield adjustment.

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

The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future 30- and 90-day borrowings and the 20-year, floating-rate periods of the Company’s long-term unsecured borrowings. Variable-rate payments to be received on the swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally on a monthly basis while fixed rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments. See “NOTES 6 and 7” to the consolidated financial statements and “Financial Conditions–Residential Mortgage Investments” for additional information regarding the Company’s current use of Derivatives and its related risk management policies.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•	changes in general economic conditions;

•	fluctuations in interest rates and levels of mortgage prepayments;

•	the effectiveness of risk management strategies;

•	the impact of differing levels of leverage employed;

•	liquidity of secondary markets and credit markets;

•	the availability of financing at reasonable levels and terms to support investing on a leveraged basis;

•	the availability of new investment capital;

•	the availability of suitable qualifying investments from both an investment return and regulatory perspective;

•	changes in legislation or regulation affecting the GSEs and similar federal government agencies and related guarantees; and

•	increases in costs and other general competitive factors.

In addition to the above considerations, actual results and liquidity are affected by other risks and uncertainties which could cause actual results to be significantly different from those expressed or implied by any forward-looking statements included herein. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed herein may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Forward-looking statements speak only as of the date the statement is made and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, readers of this document are cautioned not to place undue reliance on any forward-looking statements included herein.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item  2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.    CONTROLS AND PROCEDURES

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2011.

PART II. — OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation. (1)
3.2	Amended and Restated Bylaws. (8)
3.3	Articles of Amendment of Articles of Incorporation of the Registrant dated as of May 29, 2008. (11)
10.01	Amended Restated Deferred Compensation Plan. (9)
10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan. (2)
10.03	Second Amended and Restated Incentive Bonus Plan. (14)
10.04	Forms of nonqualified stock option and restricted stock agreements for non-employee directors. (3)
10.05	Forms of nonqualified stock option and stock award agreements for employees with service conditions. (6)
10.06	Nonqualified stock option and stock award agreements for non-employee directors and named executives. (3)
10.07	Form of stock award agreements for employees with performance conditions granted in 2008 and 2009. (12)
10.08	Form of stock award agreements for employees with performance conditions and deferral of dividends. (13)
10.09	Purchase Agreement dated September 23, 2005, by and among the Registrant, the Trust, Merrill Lynch International and Bear, Stearns & Co., Inc. pertaining to the issuance of Capstead Mortgage Trust I preferred securities. (4)
10.10	Junior Subordinated Indenture dated September 26, 2005, between the Registrant and Wells Fargo Bank pertaining to the issuance of Capstead Mortgage Trust I preferred securities. (4)
10.11	Amended and Restated Trust Agreement dated September 26, 2005, by and among the Registrant, Wells Fargo Bank, National Association, Wells Fargo Delaware Trust Company, the Administrators and the several Holders, as defined therein, pertaining to the issuance of Capstead Mortgage Trust I preferred securities. (6)
10.12	Placement Agreement dated December 6, 2005, by and among the Registrant, the Trust, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. pertaining to the issuance of Capstead Mortgage Trust II preferred securities. (5)

10.13	Indenture dated December 15, 2005, between the Registrant and Wilmington Trust Company regarding junior subordinated debentures due 2035, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(6)

10.14	Amended and Restated Declaration of Trust dated December 15, 2005, by and among the Registrant, Wilmington Trust Company and the Administrators defined therein, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(6)

10.15	Placement Agreement dated September 8, 2006, by and among the Registrant, the Capstead Mortgage Trust III, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(10)

10.16	Indenture dated September 11, 2006, between the Registrant and Wilmington Trust Company regarding junior subordinated debentures due 2036, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(10)

10.17	Amended and Restated Declaration of Trust dated September 11, 2006, by and among the Registrant, Wilmington Trust Company and the Administrators defined therein, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(10)

12	Computation of ratio of income from continuing operations to combined fixed charges and preferred stock dividends.*

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-142861) dated May 9, 2007.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 20, 2005.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2005.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 12, 2005.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2005.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 4, 2006.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2006.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 23, 2006.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 8, 2006.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 3, 2008.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2011.

*	Filed herewith
**	Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: May 6, 2011	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: May 6, 2011	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer