Form 10-Q
period 2011-06-30
CAPSTEAD MORTGAGE CORP
filed 2011-08-01
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ✓    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES                NO      ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	84,395,970 as of August 1, 2011

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

INDEX

PART I. — FINANCIAL INFORMATION

Computation of Ratio of Income from Continuing Operations

Certification Pursuant to Section 302(a)

Certification Pursuant to Section 302(a)

Certification Pursuant to Section 906

ITEM 1.     FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2011	December 31, 2010

	(unaudited)

Assets:
Mortgage securities and similar investments ($10.96 and $8.22 billion pledged under repurchase arrangements at June 30, 2011 and December 31, 2010, respectively)	$11,424,161	$8,515,691
Cash collateral receivable from interest rate swap counterparties	33,327	35,289
Interest rate swap agreements at fair value	9,356	9,597
Cash and cash equivalents	258,377	359,590
Receivables and other assets	91,404	76,078
Investments in unconsolidated affiliates	3,117	3,117

	$11,819,742	$8,999,362

Liabilities:
Repurchase arrangements and similar borrowings	$10,437,387	$7,792,743
Cash collateral payable to interest rate swap counterparties	600	9,024
Interest rate swap agreements at fair value	19,962	16,337
Unsecured borrowings	103,095	103,095
Common stock dividend payable	39,132	27,401
Accounts payable and accrued expenses	22,669	23,337

	10,622,845	7,971,937

Stockholders’ equity:
Preferred stock - $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 187 shares issued and outstanding at June 30, 2011 and December 31, 2010 ($3,072 aggregate liquidation preference)	2,618	2,620
$1.26 Cumulative Convertible Preferred Stock, Series B, 15,865 and 15,819 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively ($180,543 aggregate liquidation preference)	177,364	176,703
Common stock - $0.01 par value; 250,000 shares authorized: 81,311 and 70,259 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	813	703
Paid-in capital	1,170,620	1,028,382
Accumulated deficit	(354,883)	(354,883)
Accumulated other comprehensive income	200,365	173,900

	1,196,897	1,027,425

	$11,819,742	$8,999,362

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Interest income:
Mortgage securities and similar investments	$63,136	$47,634	$116,277	$107,784
Other	58	135	171	227

	63,194	47,769	116,448	108,011

Interest expense:
Repurchase arrangements and similar borrowings	(13,706)	(11,146)	(26,028)	(24,514)
Unsecured borrowings	(2,187)	(2,187)	(4,374)	(4,374)
Other	(1)	–	(5)	–

	(15,894)	(13,333)	(30,407)	(28,888)

	47,300	34,436	86,041	79,123

Other revenue (expense):
Miscellaneous other revenue (expense)	(599)	(98)	(817)	(303)
Incentive compensation	(1,487)	(1,330)	(2,720)	(2,745)
Salaries and benefits	(1,672)	(1,463)	(3,373)	(3,106)
Other general and administrative expense	(1,066)	(1,851)	(2,028)	(2,903)

	(4,824)	(4,742)	(8,938)	(9,057)

Income before equity in earnings of unconsolidated affiliates	42,476	29,694	77,103	70,066

Equity in earnings of unconsolidated affiliates	65	65	130	130

Net income	$42,541	$29,759	$77,233	$70,196

Net income available to common stockholders:
Net income	$42,541	$29,759	$77,233	$70,196
Less cash dividends paid on preferred shares	(5,060)	(5,059)	(10,118)	(10,117)

	$37,481	$24,700	$67,115	$60,079

Net income per common share:
Basic	$0.48	$0.35	$0.90	$0.86
Diluted	0.48	0.35	0.90	0.86

Cash dividends declared per share:
Common	$0.480	$0.360	$0.890	$0.860
Series A Preferred	0.400	0.400	0.800	0.800
Series B Preferred	0.315	0.315	0.630	0.630

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30
	2011	2010

Operating activities:
Net income	$77,233	$70,196
Noncash items:
Amortization of investment premiums	28,351	28,808
Depreciation and other amortization	107	109
Equity-based compensation costs	884	762
Amounts related to interest rate swap agreements	(116)	(814)
Impairment charge related to real estate held for sale	470	–
Net change in mortgage securities principal remittance receivable	(6,405)	5,582
Net change in remaining receivables, other assets, accounts payable and accrued expenses	(439)	(9,339)

Net cash provided by operating activities	100,085	95,304

Investing activities:
Purchases of mortgage securities and similar investments	(3,858,053)	(1,240,630)
Purchased interest receivable related to purchases of mortgage securities and similar investments	(8,290)	(2,590)
Principal collections on mortgage securities and similar investments	951,679	1,620,792

Net cash (used in) provided by investing activities	(2,914,664)	377,572

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	37,924,609	35,120,420
Principal payments on repurchase arrangements and similar borrowings	(35,279,964)	(35,658,310)
Decrease (increase) in cash collateral receivable from interest rate swap counterparties	1,962	(4,202)
Decrease in cash collateral payable to interest rate swap counterparties	(8,424)	–
Capital stock transactions	143,347	10,233
Dividends paid	(68,164)	(82,607)

Net cash provided by (used in) financing activities	2,713,366	(614,466)

Net change in cash and cash equivalents	(101,213)	(141,590)
Cash and cash equivalents at beginning of period	359,590	409,623

Cash and cash equivalents at end of period	$258,377	$268,033

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(unaudited)

NOTE 1 — BUSINESS

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac (together, the “GSEs”), or by an agency of the federal government, Ginnie Mae. Agency-guaranteed residential mortgage pass-through securities (“Agency Securities”) are considered to have limited, if any, credit risk, particularly in light of the conservatorship of the GSEs by the federal government.

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2011. For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Components of the computation of basic and diluted earnings per common share were as follows (dollars in thousands, except per share amounts):

	Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Basic earnings per common share
Numerator for basic earnings per common share:
Net income	$42,541	$29,759	$77,233	$70,196
Series A and B preferred share dividends	(5,060)	(5,059)	(10,118)	(10,117)
Unvested stock award participation in earnings	(145)	(138)	(274)	(333)

	$37,336	$24,562	$66,841	$59,746

Denominator for basic earnings per common share:
Weighted average common shares outstanding	77,631	70,124	74,652	69,752
Average unvested stock awards outstanding	(460)	(390)	(459)	(388)

	77,171	69,734	74,193	69,364

	$0.48	$0.35	$0.90	$0.86

Diluted earnings per common share
Numerator for diluted earnings per common share:
Net income	$42,541	$29,759	$77,233	$70,196
Dividends on antidilutive convertible preferred shares	(4,985)	(4,983)	(9,968)	(9,966)
Unvested stock award participation in earnings	(145)	(138)	(274)	(333)

	$37,411	$24,638	$66,991	$59,897

Denominator for diluted earnings per common share:
Weighted average common shares outstanding	77,631	70,124	74,652	69,752
Average unvested stock awards outstanding	(460)	(390)	(459)	(388)
Net effect of dilutive stock and option awards	80	28	73	42
Net effect of dilutive convertible preferred shares	309	310	309	310

	77,560	70,072	74,575	69,716

	$0.48	$0.35	$0.90	$0.86

Potentially dilutive securities excluded from the computation of earnings per share because the effect of inclusion was antidilutive during the indicated periods were as follows (in thousands):

	Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Antidilutive convertible preferred shares	15,865	15,819	15,865	15,819
Antidilutive equity awards excludable under the treasury stock method:
Shares issuable under option awards	10	70	10	40
Unvested stock awards	–	202	–	111

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

Mortgage securities and similar investments and related weighted average coupon rates (“net WAC”) and average yields classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Principal Balance	Investment Premiums	Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)

June 30, 2011
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$4,386	$ 13	$4,399	$4,410	6.77%	6.49%
ARMs	9,705,239	251,605	9,956,844	10,154,164	3.03	2.36
Ginnie Mae ARMs	1,206,258	32,949	1,239,207	1,252,697	3.20	2.54

	10,915,883	284,567	11,200,450	11,411,271	3.05	2.38

Residential mortgage loans:
Fixed-rate	3,351	6	3,357	3,357	6.97	6.50
ARMs	6,118	23	6,141	6,141	3.49	3.98

	9,469	29	9,498	9,498	4.72	4.84
Collateral for structured financings	3,337	55	3,392	3,392	8.04	7.88

	$10,928,689	$284,651	$11,213,340	$11,424,161	3.05	2.38

December 31, 2010
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$4,927	$ 14	$4,941	$4,955	6.78%	6.60%
ARMs	7,660,269	158,260	7,818,529	7,991,122	3.09	2.49
Ginnie Mae ARMs	489,579	8,030	497,609	505,376	3.12	2.57

	8,154,775	166,304	8,321,079	8,501,453	3.09	2.50

Residential mortgage loans:
Fixed-rate	3,455	6	3,461	3,461	6.98	7.03
ARMs	7,235	24	7,259	7,259	3.45	3.79

	10,690	30	10,720	10,720	4.59	4.83
Collateral for structured financings	3,461	57	3,518	3,518	7.97	8.07
Senior notes	–	–	–	–	–	8.75

	$8,168,926	$166,391	$8,335,317	$8,515,691	3.10	2.51

(a)	Includes unrealized gains and losses for securities classified as available-for-sale, if applicable, (see NOTE 9).
(b)

Net WAC is presented net of servicing and other fees and represents the cash yield inherent in the portfolio as of the indicated balance sheet date, before amortization of investment premiums. Average yield is presented for the quarter then ended, calculated including the amortization of investment premiums and excluding unrealized gains and losses.

Agency Securities carry an implied AAA rating and therefore limited credit risk, particularly in light of the conservatorship of the GSEs by the federal government in 2008. Residential mortgage loans held by the Company were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company. Collateral for structured financings consists of private residential mortgage securities obtained through the above-mentioned mortgage conduit that are pledged to secure repayment of the structured financings. The credit risk for these securities is borne by the related bondholders. The maturity of mortgage securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, the actual maturity of the Company’s mortgage securities will be significantly shorter than the portfolio’s weighted average contractual maturity of 287 months.

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

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements. Current-reset ARM securities have a months to roll of less than 18 months while longer-to-reset ARM securities have a months to roll of 18 months or greater. As of June 30, 2011, the average months to roll for the Company’s $8.74 billion (basis) in current-reset ARM securities was 5.8 months while the average months-to-roll for the Company’s $2.46 billion (basis) in longer-to-reset ARM securities was 44.1 months.

Under variable interest entity accounting rules, the Company has consolidated two Dallas, Texas townhome developments that are collateral for subordinated loans made by the Company. The underlying collateral consisted of 15 unsold completed units with a basis of $3.6 million at June 30, 2011 and is included in Receivables and other assets on the balance sheet. Included in Miscellaneous other revenue (expense) is a $470,000 impairment charge recorded in June 2011 reflecting slow sales of these units and poor housing market conditions. The Company remains a subordinated participant in the lending group to the Four Seasons resort in Nevis, West Indies which was foreclosed on in May 2010. The resort had been closed since October 2008 after sustaining hurricane damage and reopened in December 2010. The Company wrote off its $39.2 million investment in December 2009; a recovery on this investment, if any, would come from the eventual disposition of the resort by the lending group which is not expected to occur for several years.

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

NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR

BORROWINGS, INCLUDING RELATED HEDGING ACTIVITY

Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” At June 30, 2011, haircuts for pledged Agency Securities averaged 4.6 percent of the fair value of the pledged assets, exclusive of monthly principal and interest remittance receivables.

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

Repurchase arrangements and similar borrowings, classified by type of collateral and remaining maturities, and related weighted average interest rates as of the indicated quarter-end were as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
Collateral Type	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate

Borrowings secured by Agency Securities:
Remaining maturities of 30 days or less	$ 8,817,115	0.23%	$ 7,554,225	0.30%
Remaining maturities of 31 to 90 days	1,616,880	0.24	235,000	0.33
Structured financings secured by private residential mortgage securities	3,392	8.04	3,518	7.97

	$10,437,387	0.24	$ 7,792,743	0.31

Quarter-end rates adjusted for effects of related derivatives held as cash flow hedges		0.56		0.63

Average borrowings outstanding during the indicated quarters were lower than borrowings outstanding at quarter-end primarily due to portfolio growth and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	June 30, 2011		December 31, 2010

	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate

Average borrowings and rates for the indicated quarters, adjusted for the effects of related derivatives held as cash flow hedges	$ 9,801,641	0.55%	$ 7,468,614	0.62%

To help mitigate exposure to higher short-term interest rates, Capstead uses currently-paying and forward-starting, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that typically require interest payments for two-year terms. These derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day repurchase arrangements. This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and actual borrowing rates. Capstead’s swap agreements hedging short-term interest rates, with an average expiration of 15 months, had the following characteristics at June 30, 2011 (dollars in thousands):

Quarter of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement

Currently-paying contracts:
Third quarter 2011	$400,000	1.33%
Fourth quarter 2011	900,000	1.15
First quarter 2012	800,000	1.10
Third quarter 2012	200,000	0.83
First quarter 2013	1,100,000	0.81
Second quarter 2013	700,000	0.96

	4,100,000	1.02
Forward-starting contracts:
Third quarter 2013	300,000	0.87
Fourth quarter 2013	500,000	0.78

	$4,900,000

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

	Location in Balance Sheet	June 30, 2011	December 31, 2010

Balance sheet-related
Interest rate swap agreements in a gain position (an asset) related to:
Repurchase arrangements and similar borrowings	(a)	$551	$ 734
Unsecured borrowings (see NOTE 7)	(a)	8,805	8,863

		9,356	9,597

Interest rate swap agreements in a loss position (a liability) related to repurchase arrangements and similar borrowings	(a)	(19,962)	(16,337)
Related net interest payable	(b)	(11,589)	(9,847)

		$(22,195)	$(16,587)

(a)

The fair value of derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the balance sheet separately from the fair value of derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses that will be recognized in the statement of income over the next twelve months in the form of fixed- and variable-rate swap payments in excess of current market rates totaled $20.7 million at June 30, 2011.

(b)	Included in “Accounts payable and accrued expenses” on the face of the balance sheet.

	Location of Gain or (Loss) Recognized in Net Income	Quarter Ended June 30		Six Months Ended June 30
		2011	2010	2011	2010

Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from AOCI:
Effective portion of active positions		$(7,467)	$(6,892)	$(13,579)	$(15,747)
Effective portion of terminated positions (a)		–	–	–	(31)

		(7,467)	(6,892)	(13,579)	(15,778)
Amount of gain (loss) recognized (ineffective portion)		109	383	(49)	249

Increase in interest expense and decrease in Net income as a result of the use of derivatives	(b)	$(7,358)	$(6,509)	$(13,628)	$(15,529)

Other comprehensive income-related
Amount of loss recognized in other comprehensive income (loss) (effective portion)		$(16,883)	$(10,111)	$(17,561)	$(25,223)

(a)

In March 2008 a swap agreement with a $100 million notional amount was terminated for a realized loss of $2.3 million which was amortized to earnings over the original two-year term of the derivative (through January 2010).

(b)	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the statement of income.

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2006 and 2005 to three special-purpose statutory trusts. These unconsolidated affiliates were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.5 million in remaining issue costs associated with these transactions. Note balances and related weighted average interest rates as of June 30, 2011 and December 31, 2010 (calculated including issue cost amortization) were as follows (dollars in thousands):

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

NOTE 8 — COMPREHENSIVE INCOME

Comprehensive income is net income plus other comprehensive income (loss). Other comprehensive income (loss) currently consists of the change in net unrealized gains on available-for-sale mortgage securities and amounts related to derivatives held as cash flow hedges. As of June 30, 2011, the Accumulated other comprehensive income (loss) component of Stockholders’ equity consisted of net unrealized gains on mortgage securities held available-for-sale totaling $210.8 million and net unrealized losses on derivatives held as cash flow hedges totaling $10.5 million. The following provides information regarding the components of comprehensive income (in thousands):

	Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net income	$42,541	$29,759	$77,233	$70,196

Other comprehensive income (loss):
Amounts related to available-for-sale securities:
Change in net unrealized gains	29,439	7,048	30,447	(3,314)
Amounts related to cash flow hedges:
Change in net unrealized losses	(16,883)	(10,111)	(17,561)	(25,223)
Reclassification adjustment for amounts included in net income	7,467	6,892	13,579	15,778

Other comprehensive income (loss)	20,023	3,829	26,465	(12,759)

Comprehensive income	$62,564	$33,588	$103,698	$57,437

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

Fair value disclosures for financial instruments other than debt securities were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Residential mortgage loans	$9,498	$9,700	$10,720	$11,000
Interest rate swap agreements	9,356	9,356	9,597	9,597
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	316,284	316,300	–	–
Unsecured borrowings	103,095	105,200	103,095	103,800
Interest rate swap agreements	19,962	19,962	16,337	16,337

Fair value and related disclosures for debt securities were as follows (in thousands):

		Gross Unrealized
	Basis	Gains	Losses	Fair Value

As of June 30, 2011
Agency Securities classified as available-for-sale	$11,196,191	$212,005	$1,184	$11,407,012
Residential mortgage securities classified as held-to-maturity	7,651	429	–	8,080

As of December 31, 2010
Agency Securities classified as available-for-sale	8,316,307	181,691	1,317	8,496,681
Residential mortgage securities classified as held-to-maturity	8,290	454	–	8,744

	June 30, 2011		December 31, 2010
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities in an unrealized loss position:
One year or greater	$232	$ 1	$1,694	$ 2
Less than one year	568,989	1,183	334,224	1,315

	$569,221	$ 1,184	$335,918	$ 1,317

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

From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of the conservatorship of the GSEs by the federal government, helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at June 30, 2011.

NOTE 10 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors administers all compensation programs for employees including salaries and related programs, annual incentive compensation and long-term equity-based awards, as well as other benefit programs.

Performance-based Cash Compensation Program to Augment Base Salaries

In 2008 the compensation committee implemented a performance-based cash compensation program designed to introduce a variable component to the base compensation for executive officers that provides for payments equal to the per share dividend declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalent Rights”). Dividend Equivalent Rights are not attached to any stock or option awards and only have the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service. In July 2010 the committee extended the expiration of previous grants by one year such that at June 30, 2011 all grants expire on July 1, 2013. Dividend Equivalent Rights issued and outstanding and related compensation costs were as follows at June 30, 2011:

Month of Grant	Total Grant	Quarter Ended June 30, 2011	Six Months Ended June 30, 2011

July 2008	225,000	$108,000	$200,000
July 2009	225,000	108,000	200,000
July 2010	60,000	29,000	54,000

		$245,000	$454,000

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

The formula approved for 2011 and 2010 includes a minimum performance threshold based on return on average long-term investment capital and a maximum amount, or cap, available to be paid in any one year of 50 basis points multiplied by “average long-term investment capital,” as defined below. The incentive pool equals a 10% participation in “annual earnings,” as defined below, in excess of a benchmark amount based on “average long-term investment capital,” as defined below, multiplied by the greater of 10.00% and 8.00% for 2011 and 2010, respectively, or the average 10-year U.S. Treasury rate plus 200 basis points. Annual earnings for formula purposes equates to Net income excluding (i) Incentive compensation expense, (ii) any gain or loss from asset sales or writedowns, including impairment charges, and (iii) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts reflected in the balance sheet as Investments in unconsolidated affiliates. Average long-term investment capital for formula purposes equates to average Unsecured borrowings, net of related investments in statutory trusts, and average Stockholders’ equity, excluding (i) Accumulated other comprehensive income, (ii) incentive compensation accruals, (iii) any gain or loss from asset sales or writedowns, including impairment charges, and (iv) interest accruals on Unsecured borrowings.

During the quarter and six months ended June 30, 2011 the Company recognized Incentive compensation expense totaling $1.5 million and $2.7 million, respectively, the accruals for which are included in Accounts payable and accrued expenses.

Long-term Equity-based Awards

The Company sponsors equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”). At June 30, 2011, the Plans had 1,180,441 common shares remaining available for future issuance.

The following table includes service-based stock awards issued to directors and employees with related vesting information (subject to certain restrictions, principally continuous service), at June 30, 2011:

Year of Grant	Grant Date Fair Value Per Share	Total Original Grants	Shares Vesting In:
			2011	2012	2013	2014

2006	$ 8.06	218,957	42,499	–	–	–
2007	12.93	156,000	22,665	22,498	22,497	22,497
2008	12.87	6,000	–	–	–	–
2009	11.39	6,000	–	–	–	–
2010	11.64	12,000	12,000	–	–	–
2011	13.23	24,000	–	24,000	–	–

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

The following table includes performance-based stock awards issued to employees with related measurement period information at June 30, 2011:

Year of Grant	Grant Date Fair Value Per Share	Total Original Grants	Final Measurement Period Ends December 31	Remaining Shares with Initial Measurement Periods Ending December 31
				2011	2012	2013	2014

2008	$10.18	140,658	2015	67,597	67,597	–	–
2009	14.33	110,917	2016	–	55,043	55,035	–
2010	12.44	128,766	2017	–	–	64,087	64,077

Total stock award activity for the six months ended June 30, 2011 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding at December 31, 2010	521,100	$11.96
Grants	24,000	13.23
Vestings	(77,164)	10.15
Forfeitures	(3,008)	12.27

Stock awards outstanding at June 30, 2011	464,928	12.33

During the quarter and six months ended June 30, 2011, the Company recognized in General and administrative expense $453,000 and $880,000, respectively, related to amortization of the grant date fair value of stock awards assuming performance criteria, if applicable, continue to be met for related initial measurement periods. All service-based stock awards and performance-based stock awards granted prior to 2010 are entitled to receive dividends on a current basis without risk of forfeiture if the related awards do not vest. The 2010 performance-based awards defer the payment of dividends accruing during the vesting period until vesting and if the related awards do not vest these accrued dividends will be forfeited. At June 30, 2011 dividends accrued pertaining to these awards totaled $164,000 and are included in Common stock dividend payable. Unrecognized compensation expense for unvested stock awards totaled $4.0 million as of June 30, 2011, to be expensed over a weighted average period of 1.7 years, assuming related performance criteria are met for the initial measurement periods for performance-based stock awards.

Option awards currently outstanding have contractual terms and vesting requirements at the grant date of ten years and were issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model. The Company estimated option exercises, expected holding periods and forfeitures based on past experience and expectations for option performance and employee or director attrition. Risk-free rates were based on market rates for the expected life of the options. Expected dividends were based on historical experience and expectations for future performance. Expected volatility factors were based on historical experience. No option awards were granted in 2011 or 2010. In 2009 option awards granted to directors totaled 30,000 common shares with strike prices and grant date fair values of $11.69 and $1.52 per share, respectively. Fair values were determined using average expected terms of four years, and volatility factors, dividend yields and risk-free rates of 51%, 14% and 1.70%, respectively.

Option award activity for the six months ended June 30, 2011 is summarized below:

	Number of Shares	Weighted Average Exercise Price
Option awards outstanding at December 31, 2010	288,125	$10.48
Exercises	(6,875)	9.61

Option awards outstanding at June 30, 2011	281,250	10.51

Exercisable option awards outstanding as of June 30, 2011 totaled 281,250 shares with a weighted average remaining contractual term of 5.82 years, an average exercise price of $10.51 and an aggregate intrinsic value of $824,000. The total intrinsic value of option awards exercised during the quarter and six months ended June 30, 2011 was $9,000 and $25,000, respectively. During the quarter and six months ended June 30, 2011, the Company recognized in General and administrative expense $1,000 and $3,000, related to option awards, respectively.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and makes discretionary contributions of up to another 3% of compensation regardless of participation in the plans. Company contributions are subject to certain vesting requirements. During the quarter and six months ended June 30, 2011, the Company recognized in General and administrative expense $131,000 and $243,000 related to contributions to these plans, respectively.

NOTE 11 — NET INTEREST INCOME ANALYSIS

The following table summarizes interest income, interest expense and weighted average interest rates as well as related changes due to changes in interest rates versus changes in volume (dollars in thousands):

	Quarter Ended June 30
	2011		2010		Related Changes in
	Amount	Average Rate	Amount	Average Rate	Rate*	Volume*	Total*
Interest income:
Mortgage securities and similar investments	$63,136	2.38%	$47,634	2.55%	$(3,353)	$18,855	$15,502
Other	58	0.12	135	0.19	(41)	(36)	(77)

	63,194	2.34	47,769	2.47	(3,394)	18,819	15,425

Interest expense:
Repurchase arrangements and similar borrowings	(13,706)	0.55	(11,146)	0.64	(1,715)	4,275	2,560
Unsecured borrowings	(2,187)	8.49	(2,187)	8.49	–	–	–
Other	(1)	0.10	–	–	–	1	1

	(15,894)	0.64	(13,333)	0.76	(1,715)	4,276	2,561

	$47,300	1.70	$34,436	1.71	$(1,679)	$14,543	$12,864

	Six Months Ended June 30
	2011		2010		Related Changes in
	Amount	Average Rate	Amount	Average Rate	Rate*	Volume*	Total*
Interest income:
Mortgage securities and similar investments	$116,277	2.37%	$107,784	2.83%	$(19,341)	$27,834	$8,493
Other	171	0.16	227	0.16	–	(56)	(56)

	116,448	2.32	108,011	2.73	(19,341)	27,778	8,437

Interest expense:
Repurchase arrangements and similar borrowings	(26,028)	0.57	(24,514)	0.69	(4,694)	6,208	1,514
Unsecured borrowings	(4,374)	8.49	(4,374)	8.49	–	–	–
Other	(5)	0.14	–	–	–	5	5

	(30,407)	0.66	(28,888)	0.80	(4,694)	6,213	1,519

	$86,041	1.66	$79,123	1.93	$(14,647)	$21,565	$6,918

*

The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac (together, the “GSEs”), or by an agency of the federal government, Ginnie Mae. Agency-guaranteed residential mortgage pass-through securities (“Agency Securities”) are considered to have limited, if any, credit risk, particularly in light of the conservatorship of the GSEs by the federal government.

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

Capstead finances its investments with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital, which as of June 30, 2011, totaled $1.30 billion consisting of $1.02 billion of common and $180 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). The combination of these borrowings and long-term investment capital is referred to as portfolio leverage and is typically expressed as a ratio. Long-term investment capital increased $169 million during the six months ended June 30, 2011 reflecting $143 million in new common and preferred equity capital raised year-to-date under the Company’s at-the-market, continuous offering program, together with a net increase in portfolio and swap position valuations. During 2011 the Company increased its holdings of ARM Agency Securities by $2.91 billion or 34% to $11.42 billion at June 30, 2011, while repurchase arrangements and similar borrowings increased $2.64 billion to $10.44 billion. With this portfolio growth, portfolio leverage increased over one full turn to 8.05 to one by June 30, 2011 from 6.91 to one at December 31, 2010. Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio of Agency Securities in today’s market conditions, particularly a portfolio consisting almost entirely of short-duration ARM Agency Securities (duration is a common measure of market price sensitivity to interest rate movements). Provided capital can continue to be deployed at attractive levels and financing conditions remain favorable, management anticipates maintaining portfolio leverage near current levels in future quarters.

Capstead reported net income of $43 million and $77 million or $0.48 and $0.90 per diluted common share for the quarter and six months ended June 30, 2011, respectively, compared to $30 million and $70 million or $0.35 and $0.86 per diluted common share for the same periods in 2010. The increase in earnings can largely be attributed to increases in average outstanding portfolio, newly raised investment capital and higher leverage levels during 2011. Total financing spreads (the difference between yields on interest-earning assets and rates on interest-bearing liabilities), averaged 170 and 166 basis points for the quarter and six months ended June 30, 2011, respectively, compared to 171 and 193 basis points during the same periods in 2010. Lower financing spreads in 2011 reflect the effects on portfolio yields of ARM loan coupon interest rates underlying the existing portfolio continuing to reset to more current rates. This reflects the relatively low interest rate environment experienced over the last several years. Additionally, portfolio yields have been affected by higher pricing for portfolio acquisitions than prevalent in past years, which has increased the ratio of the Company’s portfolio basis to related unpaid principal balances to 102.60 at June 30, 2011 from 102.04 at December 31, 2010 and 101.40 at December 31, 2009. Investment premiums are amortized to earnings as yield adjustments as the portfolio prepays. These factors more than offset the benefits to financing spreads of lower borrowing costs and lower mortgage prepayment rates experienced during 2011.

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

Common and Preferred Equity Issuances

During the second quarter of 2011 Capstead raised $83 million in new common equity capital, after underwriting discounts and offering expenses, by issuing 6.3 million common shares at an average price of $13.16 per share, after expenses, through the Company’s at-the-market, continuous offering program. Year-to-date the Company has raised $143 million by issuing 10.9 million common shares at an average net price of $13.07 per share under this program. Additionally, in June 2011 the Company began issuing new Series B perpetual preferred shares under this program, raising $661,000 in new preferred equity capital through the issuance of 45,700 Series B preferred shares at an average price of $14.47 per share, after expenses. Subsequent to quarter-end and through the date of this filing, the Company used this program to issue an additional $42 million in common and perpetual preferred equity capital through the issuance of 3.1 million common shares at an average issue price of $13.27, after expenses, and 83,000 Series B preferred shares at an average issue price of $14.55, after expenses. The Company may raise additional capital in future periods using this program or by other means, subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important company-specific news.

Book Value per Common Share

Nearly all of Capstead’s mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share (total stockholders’ equity, less perpetual preferred share liquidation preferences, divided by common shares outstanding). The fair value of these positions is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels. The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels. Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios that contain a significant amount of non-agency and/or fixed-rate mortgage securities. The following table illustrates the progression of book value per common share for the quarter and six months ended June 30, 2011:

	Quarter Ended		Six Months Ended
	June 30	March 31	June 30
Book value per common share, beginning of period	$ 12.15	$ 12.02	$ 12.02
Accretion from capital transactions	0.08	0.06	0.15
Dividend distributions in excess of earnings	(0.02)	(0.01)	(0.03)
Increase in fair value of mortgage securities classified as available-for-sale	0.36	0.01	0.37
Increase (decrease) in fair value of interest rate swap agreements designated as cash flow hedges of:
Repurchase arrangements and similar borrowings	(0.09)	0.05	(0.05)
Unsecured borrowings	(0.02)	0.02	–

Book value per common share, end of period	$ 12.46	$ 12.15	$ 12.46

Increase in book value per common share during the indicated periods	$ 0.31	$ 0.13	$ 0.44

Residential Mortgage Investments

Capstead’s investment strategy focuses on managing a large portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities. Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by the GSEs, which are federally chartered corporations, or an agency of the federal government, Ginnie Mae. The 2008 conservatorship of the GSEs by their federal regulator, and related capital commitments to the GSEs made by the U.S. Treasury, have largely alleviated market concerns regarding the ability of the GSEs to fulfill their guarantee obligations. By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets. These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising interest rates. The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter and six months ended June 30, 2011 (in thousands):

	Quarter Ended June 30, 2011	Six Months Ended June 30, 2011
Residential mortgage investments, beginning of period	$10,428,003	$8,515,691
Increase in unrealized gains on securities classified as available-for-sale	29,439	30,447
Portfolio acquisitions (principal amount) at average purchased yields of 2.72% and 2.80%	1,402,582	3,711,443
Investment premiums on acquisitions	56,296	146,610
Portfolio runoff (principal amount)	(476,640)	(951,679)
Investment premium amortization	(15,519)	(28,351)

Residential mortgage investments, end of period	$11,424,161	$11,424,161

Average residential mortgage investments outstanding during the indicated periods	$10,601,719	$9,802,264

Acquisitions of ARM agency securities totaled $1.40 billion and $3.71 billion (principal amount) during the quarter and six months ended June 30, 2011, far outpacing portfolio runoff and contributing to a $2.91 billion or 34% increase in the portfolio year-to-date. With this portfolio growth, the Company has succeeded in completing the re-leveraging of its existing capital and deploying new common and preferred equity capital raised thus far in 2011. As a result, portfolio leverage increased over one full turn to 8.05 to one by June 30, 2011 from 6.91 to one at December 31, 2010. Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio of Agency Securities in today’s market conditions, particularly a portfolio consisting almost entirely of short-duration ARM Agency Securities. Provided capital can continue to be deployed at attractive levels and financing conditions remain favorable, management anticipates maintaining portfolio leverage near current levels in future quarters.

ARM securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities either (i) adjust annually based on specified margins over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London interbank offered rate (“LIBOR”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. As of June 30, 2011, the Company’s ARM securities featured the following characteristics (dollars in thousands):

ARM Type	Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$5,977,489	2.66%	2.22%	1.70%	3.35%	10.17%	5.1
Freddie Mac Agency Securities	2,236,564	3.61	2.36	1.84	2.90	10.69	7.9
Ginnie Mae Agency Securities	518,806	2.69	1.71	1.52	1.00	9.79	5.3
Residential mortgage loans	6,141	3.49	2.34	2.05	1.53	10.99	5.5

	8,739,000	2.90	2.23	1.73	3.10	10.27	5.8

Longer-to-reset ARMs:
Fannie Mae Agency Securities	1,214,919	3.49	2.49	1.76	4.50	8.65	45.2
Freddie Mac Agency Securities	527,872	3.74	2.58	1.87	4.61	8.87	46.4
Ginnie Mae Agency Securities	720,401	3.58	1.72	1.51	1.04	8.62	40.5

	2,463,192	3.57	2.29	1.71	3.51	8.69	44.1

	$11,202,192	3.05	2.24	1.72	3.19	9.92	14.2

(a)

Basis represents the Company’s investment (unpaid principal balance plus unamortized investment premium) before unrealized gains and losses. As of June 30, 2011, the ratio of basis to related unpaid principal balance for the Company’s ARM securities was 102.61. This table excludes $4 million in fixed-rate Agency Securities, $3 million in fixed-rate residential mortgage loans and $3 million in private residential mortgage pass-through securities held as collateral for structured financings.

(b)

Net WAC, or weighted average coupon, is presented net of servicing and other fees and represents the cash yield inherent in the portfolio as of the indicated date before amortization of investment premiums. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average Net Margins represents the weighted average level over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer typically have 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps. For presentation purposes, Average Periodic Caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps. At quarter-end, 72% of current-reset ARMs were subject to periodic caps averaging 1.86%; 11% were subject to initial caps averaging 4.82%; and 17% were subject to lifetime caps, less the current net WAC, averaging 7.30%. All longer-to-reset ARM securities at June 30, 2011 were subject to initial caps.

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration. Current-reset ARM securities have a months to roll of less than 18 months while longer-to-reset ARM securities have a months to roll of 18 months or greater. After consideration of any applicable initial fixed-rate periods, at June 30, 2011 approximately 72%, 16% and 12% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively. Additionally, at June 30, 2011 approximately 89% of the Company’s current-reset ARM securities have reached an initial coupon reset, while none of its longer-to-reset ARM securities have reached an initial coupon reset. All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances.

Capstead generally pledges its residential mortgage investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed is generally equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” At June 30, 2011 haircuts for pledged Agency Securities averaged 4.6 percent of the fair value of the pledged assets, exclusive of monthly principal and interest remittance receivables.

Repurchase arrangements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each arrangement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Conversely, if fair values increase, lenders are required to release collateral back to the Company pursuant to a Company-issued margin call. The Company’s borrowings under repurchase arrangements at June 30, 2011 consisted of $10.44 billion of primarily 30-day borrowings with 24 counterparties at average rates of 0.24%, before the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30- to 90-day borrowings (see below) and 0.56% including the effects of these derivatives.

To help mitigate exposure to higher short-term interest rates, Capstead uses currently-paying and forward-starting, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that typically require interest payments for two-year terms. Variable payments received by the Company under its swap agreements largely offset interest accruing on a like amount of the Company’s 30- to 90-day borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowing rates. Under the terms of currently-paying interest rate swap agreements held at June 30, 2011, the Company is required to pay fixed rates of interest averaging 1.02% on notional amounts totaling $4.10 billion with average remaining interest payment terms of 12 months. Additionally, the Company entered into forward-starting swap agreements with notional amounts totaling $800 million that will begin requiring interest payments at fixed rates averaging 0.82% in August through November 2011 and will expire in August through November 2013. After consideration of all swap positions entered into as of quarter-end to hedge short-term borrowing rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had durations of approximately 10 1/4 months and 7 months, respectively, for a net duration gap of approximately 3 1/4 months at June 30, 2011. The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated committed borrowings if available at attractive terms.

Since ARM Agency Securities typically trade at a premium to the securities’ unpaid principal balance, high levels of mortgage prepayments can put downward pressure on yields and financing spreads because the level of mortgage prepayments impacts how quickly investment premiums are written off against earnings as portfolio yields adjustments. Because pricing for ARM Agency Securities has increased over the last several years, investment premium amortization and the level of mortgage prepayments being experienced by the Company has become increasingly important. Total portfolio runoff averaged 17.1% on an annualized basis during the second quarter of 2011 (a constant prepayment rate, or “CPR” of 14.6%) compared to 19.9% (a 17.4% CPR) during the first quarter of 2011. Management anticipates that mortgage prepayments on newer origination securities, of which the Company owns a limited amount, may trend higher in the third quarter as a result of the recent decline in mortgage interest rates, while prepays on more seasoned portfolio should continue to be suppressed by low housing prices and credit problems being experienced by many of these borrowers.

Commercial Investments

In 2007 and prior years, Capstead periodically augmented its core investment strategy with investments in credit-sensitive commercial real estate-related assets that could earn attractive risk-adjusted returns. In 2008 management concluded that it would not pursue additional investments in commercial real estate loans. Remaining exposure to these non-core investments at June 30, 2011 consisted of less than $4 million of collateral associated with two townhome development loans. An impairment charge of $470,000 was included in earnings in June 2011 reflecting slow sales of these townhome units and poor housing market conditions. The Company remains a subordinated participant in the lending group for the Four Seasons resort in Nevis, West Indies which was foreclosed on in May 2010. The resort re-opened in December 2010 after having been closed since October 2008 as a result of sustaining significant hurricane damage. The Company wrote off its $39 million investment in December 2009; a recovery on this investment, if any, would come from the eventual disposition of the resort by the lending group which is not expected to occur for several years.

Utilization of Long-term Investment Capital and Potential Liquidity

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

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of June 30, 2011 in comparison with December 31, 2010 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed (a)	Potential Liquidity (b)

Balances as of June 30, 2011:
Mortgage securities and similar investments	$11,424,161	$10,437,387	$986,774	$447,548

Cash collateral receivable from swap counterparties, net (c)			22,121	–
Other assets, net of other liabilities			287,980	258,377

			$1,296,875	$705,925

Balances as of December 31, 2010	$8,515,691	$7,792,743	$1,127,403	$653,226

(a)	Investments are stated at carrying amounts on the Company’s balance sheets, which generally reflects management’s estimate of fair value as of the indicated date.
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

In order to prudently and efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund borrowing and swap program-related margin calls (requirements to pledge additional collateral or pay down borrowings) under stressed market conditions, including margin calls resulting from monthly principal payments (that are not remitted to the Company for 20 to 45 days after any given month-end), as well as anticipated declines in the market value of pledged assets and swap positions. In response to deteriorating market conditions, management may reduce the Company’s portfolio leverage and therefore increase its liquidity by raising new common and/or preferred equity capital, selling mortgage securities and/or curtailing the replacement of portfolio runoff. Additionally, management has expanded the number of lending counterparties with whom the Company routinely does business which has further increased the Company’s financial flexibility to address challenging market conditions.

RESULTS OF OPERATIONS

	Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Income statement data: (dollars in thousands, except per share data)
Interest income:
Mortgage securities and similar investments	$63,136	$47,634	$116,277	$107,784
Other	58	135	171	227

	63,194	47,769	116,448	108,011

Interest expense:
Repurchase arrangements and similar borrowings	(13,706)	(11,146)	(26,028)	(24,514)
Unsecured borrowings	(2,187)	(2,187)	(4,374)	(4,374)
Other	(1)	–	(5)	–

	(15,894)	(13,333)	(30,407)	(28,888)

	47,300	34,436	86,041	79,123

Other revenue (expense):
Miscellaneous other revenue (expense)	(599)	(98)	(817)	(303)
Incentive compensation	(1,487)	(1,330)	(2,720)	(2,745)
Salaries and benefits	(1,672)	(1,463)	(3,373)	(3,106)
Other general and administrative expense	(1,066)	(1,851)	(2,028)	(2,903)

	(4,824)	(4,742)	(8,938)	(9,057)

	42,476	29,694	77,103	70,066
Equity in earnings of unconsolidated affiliates	65	65	130	130

Net income	$42,541	$29,759	$77,233	$70,196

Diluted earnings per common share	$0.48	$0.35	$0.90	$0.86

Average diluted shares outstanding	77,560	70,072	74,575	69,716

Key operating statistics: (dollars in millions)
Weighted average yields:
Mortgage securities and similar investments	2.38%	2.55%	2.37%	2.83%
Other interest-earning assets	0.12	0.19	0.16	0.16
Total weighted average yields	2.34	2.47	2.32	2.73
Weighted average borrowing rates:
Repurchase arrangements and similar borrowings, as adjusted for interest rate hedging transactions	0.55	0.64	0.57	0.69
Unsecured borrowings	8.49	8.49	8.49	8.49
Other	0.10	–	0.14	–
Total weighted average borrowing rates	0.64	0.76	0.66	0.80

Total weighted average financing spreads	1.70	1.71	1.66	1.93

Net yield on total interest-earning assets	1.76	1.78	1.73	2.02

Average total runoff rate (scheduled payments and prepayments)	17.06	37.86	18.47	34.83

Information on average balances:
Mortgage securities and similar investments	$10,602	$7,460	$9,802	$7,619
Other interest-earning assets	196	285	216	289
Repurchase arrangements and similar borrowings	9,802	6,895	9,059	7,065
Currently-paying swap agreements (notional amount)	3,618	2,800	3,351	2,827
Unsecured borrowings (included in long-term investment capital)	103	103	103	103
Other interest-bearing liabilities	3	–	7	–
Long-term investment capital	1,254	1,124	1,206	1,123
Portfolio leverage	7.82:1	6.13:1	7.51:1	6.29:1

General and administrative and incentive compensation expense as a percentage of average long-term investment capital	1.35%	1.34%	1.36%	1.38%

Return on average long-term investment capital	14.29	11.38	13.62	13.36

Capstead’s net income totaled $43 million and $77 million or $0.48 and $0.90 per diluted common share for the quarter and six months ended June 30, 2011, respectively, compared to $30 million and $70 million or $0.35 and $0.86 per diluted common share for the same periods in 2010. The increase in earnings can largely be attributed to increased portfolio and leverage levels during 2011. Lower financing spreads in 2011 reflect the effects on portfolio yields of ARM loan coupon interest rates underlying the existing portfolio continuing to reset lower to more current rates. This reflects the relatively low interest rate environment experienced over the last several years. Additionally, portfolio yields have been affected by higher pricing for portfolio acquisitions than prevalent in past years, which has increased the ratio of the Company’s portfolio basis to related unpaid principal balances to 102.60 at June 30, 2011 from 102.04 at December 31, 2010 and 101.40 at December 31, 2009. Investment premiums are amortized to earnings as yield adjustments as the portfolio prepays. These factors more than offset the benefits to financing spreads of lower borrowing costs and lower mortgage prepayment rates experienced during 2011.

Yields on interest-earning assets averaged 13 and 41 basis points lower during the quarter and six months ended June 30, 2011 compared to the same periods in 2010 for the reasons noted above. Total portfolio runoff averaged 17.1% and 18.5% on an annualized basis during the quarter and six months ended June 30, 2011 (a 14.6% and 16.0% constant prepayment rate), compared to 37.9% and 34.8% (a 36.2% and 32.3% constant prepayment rate) during the same periods in 2010. Lower current year prepays reflect that the GSEs largely completed buyouts of a backlog of seriously delinquent loans in 2010. Additionally, because the Company’s portfolio consists primarily of well-seasoned current-reset ARM securities, relatively few borrowers can take advantage of low current mortgage interest rates because of low housing prices and credit problems being experienced by many of these borrowers.

Borrowing rates on interest-bearing liabilities averaged 12 and 14 basis points lower during the quarter and six months ended June 30, 2011 than during the same periods in 2010 reflecting lower prevailing short-term interest rates, as well as lower rates on interest rate swap positions. Borrowing rates on approximately $3.62 billion and $3.35 billion of the Company’s average borrowings during the quarter and six months ended June 30, 2011, respectively, were effectively fixed through the use of interest rate swap agreements. The corresponding amount for the same periods in 2010 was $2.80 billion and $2.83 billion. Fixed-rate payment requirements on the Company’s currently-paying swap positions averaged 1.03% and 1.05% during the quarter and six months ended June 30, 2011 compared to 1.34% and 1.43% during the same periods in 2010. Lower fixed-rate payment requirements on these positions in 2011 reflect the expiration of $1.50 billion notional amount of relatively high-cost swap agreements since the beginning of 2010. The Company’s borrowings under repurchase arrangements typically reset in rate every 30 to 90 days as they are re-established at prevailing rates corresponding to the terms of the borrowings. Rates on these borrowings averaged 0.25% and 0.27% during the quarter and six months ended June 30, 2011 compared to 0.26% and 0.25% during the same periods in 2010.

Miscellaneous other revenue (expense) includes a $470,000 impairment charge recorded in June 2011 to reduce the Company’s remaining investment in two townhome developments to less than $4 million at June 30, 2011. The charge reflects slow unit sales and poor housing market conditions. Incentive compensation reflects results under a performance-based employee incentive compensation program that provides for a participation in annual earnings, in excess of a benchmark amount and caps annual incentive compensation at 50 basis points multiplied by average long-term investment capital, as defined under this program. The 2011 accruals reflect increases in current year earnings and average long-term investment capital, largely offset by an adjustment made for 2011 to raise the benchmark return threshold from 8% to 10%. See “NOTE 10” to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs. Other general and administrative expenses are lower in 2011 compared to the same periods in 2010 which included over $1 million in legal and other costs associated with curtailed efforts to enhance recovery prospects for the Company’s written-off Nevis investment.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity available under its borrowing arrangements is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of June 30, 2011 and the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Capstead has expanded the number of lending counterparties it routinely does business with in order to support larger holdings of residential mortgage investments and to increase its financial flexibility and ability to withstand periods of contracting market liquidity. The Company has uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 24 of these counterparties at June 30, 2011. Interest rates on borrowings under repurchase arrangements are generally based on prevailing rates at inception corresponding to the terms of the borrowings. All terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries. Borrowings under repurchase arrangements secured by residential mortgage investments increased to $10.44 billion at June 30, 2011, primarily with original maturities of 30 to 120 days. Total borrowings under repurchase arrangements began the year at $7.79 billion, ended the first quarter at $9.13 billion and averaged $8.30 billion and $9.80 billion during the quarters ended March 31 and June 30, 2011, respectively. Average borrowings during 2011 were lower than at the indicated quarter-ends primarily due to portfolio growth and differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to higher short-term interest rates, Capstead uses currently-paying and forward-starting, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that typically require interest payments for two-year terms. Additionally, in 2010 the Company entered into $100 million notional amount of forward-starting three-month LIBOR-indexed, swap agreements with fixed rate interest payment requirements averaging 4.09% and 20-year terms coinciding with the floating-rate terms of the Company’s long-term unsecured borrowings that begin in 2015 and 2016. These swaps have effectively locked in fixed rates averaging 7.56% (compared to current fixed rates of 8.49%) for the final 20 years of these borrowings that mature in 2035 and 2036. At June 30, 2011 currently-paying swap agreements entered into by the Company had notional amounts totaling $4.10 billion with average remaining interest payment terms of 12 months and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30- to 90-day borrowings under repurchase arrangements. Additionally, at June 30, 2011 the Company held forward-starting swap agreements for this purpose with notional amounts totaling $800 million that begin two-year interest payment terms in August through November 2011. The Company intends to continue to manage interest rate risk by utilizing suitable derivative financial instruments such as interest rate swap agreements.

During the six months ended June 30, 2011 the Company raised $143 million in new common equity capital after underwriting discounts and offering expenses through its at-the-market, continuous offering program and has raised additional capital under this program subsequent to quarter-end. Additionally, in June 2011 the Company expanded this program to begin issuing shares of its Series B Preferred stock. The Company may raise additional investment capital in future periods while maintaining a disciplined approach to augmenting its capital base, focusing on transactions that are accretive to existing common stockholders and providing the proceeds can be deployed at attractive levels.

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

Income simulation modeling is the primary tool used by management to assess the direction and magnitude of changes in earnings resulting solely from changes in interest rates. Key assumptions in the model include mortgage prepayment rates, adequate levels of market liquidity, changes in market conditions, portfolio leverage levels, and management’s investment capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate the impact of higher or lower interest rates on earnings. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors. Capstead had the following estimated income sensitivity profile at June 30, 2011 and December 31, 2010, respectively (dollars in thousands):

	Federal Funds Rate	10-year U.S. Treasury Rate	Immediate Change In Indicated Rates:*

30-day to one-year rates			Flat	Up 1.00%	Up 1.00%	Up 2.00%	Up 3.00%

10-year U.S. Treasury rate			Down 1.00%	Flat	Up 1.00%	Up 2.00%	Up 3.00%

Projected 12-month income change:
June 30, 2011	<0.25%	3.16%	$(8,300)	$(24,800)	$(21,200)	$(47,100)	$(87,600)
December 31, 2010	<0.25	3.30	(5,400)	(13,600)	(11,400)	(24,800)	(49,600)

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

Risks Related to Capstead’s Business

Potential changes in the relationship between the federal government and the GSEs could negatively affect Capstead’s financial condition and earnings. Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest on these securities are guaranteed by the GSEs, or by an agency of the federal government, Ginnie Mae. Only the guarantee by Ginnie Mae is explicitly backed by the full faith and credit of the federal government. The high actual or perceived credit quality of Agency Securities allows the Company to finance its portfolio using repurchase arrangements with relatively low interest rate terms and margin requirements that otherwise would not be available. As a result of deteriorating housing market conditions that began in 2007, the GSEs have incurred substantial losses due to high levels of mortgagor defaults, which are ongoing. In response, in 2008 the Federal Housing Finance Agency placed the GSEs into conservatorship, allowing it to operate the GSEs without forcing them to liquidate. Additionally, the federal government, through the U.S. Treasury and the Federal Reserve, undertook other actions to provide financial support to these entities and the housing market including committing to ensure the GSEs maintain a positive net worth through 2012 through the purchase of preferred stock, and the acquisition by March 2010 of $1.25 trillion in Agency Securities. These and other steps taken by the federal government were designed to support market stability and mortgage availability by providing additional confidence to investors in Agency Securities. There can be no assurance that the federal government’s support for the GSEs and the market for Agency Securities will be adequate to achieve these goals.

It is anticipated that over the next several years U.S. policy makers will address what the long-term role of the federal government in general, and the GSEs in particular, will play in the housing markets. The actual or perceived credit quality of Agency Securities could be negatively affected by market uncertainty over any legislative or regulatory initiatives that impact the relationship between the GSEs and the federal government. A significantly reduced role by the federal government or other changes in the guarantees provided by Ginnie Mae, the GSEs or their successors could negatively affect the credit profile and pricing of existing holdings and/or future issuances of Agency Securities and whether the Company’s strategy of holding a leveraged portfolio of Agency Securities remains viable, which could negatively affect earnings and book value per common share. In addition, the timing of any sales of Agency Securities held by the Federal Reserve or the GSEs could create volatility in the market pricing of these investments, which could negatively affect book value per common share.

A downgrading of the federal government’s credit rating and/or the failure of lawmakers to reach agreements on increasing the national debt ceiling or reducing future federal budget deficits could negatively impact Capstead’s liquidity, financial condition and earnings. The current national debt ceiling and federal budget deficit concerns have increased the possibility of the credit rating agencies downgrading the federal government’s credit rating for the first time in history. Because the GSEs are relying on federal government support, if the federal government’s credit rating is downgraded it could impact the perception of credit risk associated with Agency Securities and, therefore, the value of the Company’s holdings of Agency Securities. In addition, a downgrade of the federal government’s credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on the global banking system and limit the availability of borrowings under repurchase arrangements at reasonable terms. As a result, such a default could negatively impact the Company’s liquidity, financial condition and earnings.

In the event lawmakers fail to reach agreements on increasing the national debt ceiling or reducing future federal budget deficits, the federal government could default on its obligations, which could negatively impact the trading markets for U.S. Treasury securities and Agency Securities and limit the availability of borrowings under repurchase arrangements at reasonable terms. As a result, such a default could negatively impact the Company’s liquidity, financial condition and earnings.

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

Capstead may invest in derivative financial instruments such as interest rate swap agreements to mitigate or hedge the Company’s interest rate risk, which may negatively affect the Company’s liquidity, financial condition or earnings. The Company may invest in such instruments from time to time with the goal of achieving more stable borrowing costs and enhancing the Company’s financial condition. However, these activities may not have the desired beneficial impact on the Company’s liquidity, financial condition or earnings. For instance, the pricing of ARM securities and the pricing of related derivatives may deteriorate at the same time leading to margin calls by counterparties to both the borrowings supporting investments in ARM securities and the derivatives, negatively impacting the Company’s liquidity and financial condition. In addition, counterparties could fail to honor their commitments under the terms of the derivatives or have their credit quality downgraded impairing the value of the derivatives. In the event of any defaults by counterparties, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the derivatives. Should Capstead be required to sell its derivatives under such circumstances, the Company may incur losses. No such hedging activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.

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

There are risks associated with ownership of Capstead’s Series A and B Preferred Stock. Risks associated with ownership of the Company’s preferred shares include:

•

Redemption Rights: The Company’s preferred shares are redeemable by the Company, in whole or in part, at any time at cash redemption prices ($16.40 and $12.50 per share, respectively, for the Series A and B preferred shares) plus all accrued and unpaid dividends to the date of redemption, which may be less than prevailing market prices for these securities.

•

Limited Conversion Rights: Holders of the Company’s existing preferred shares may convert into common shares at any time; however, it may not be advantageous to do so given existing conversion ratios and current trading levels of the Company’s common shares.

•

Subordination: The Company’s preferred shares are subordinate to all of the Company’s existing and future debt. None of the provisions relating to existing preferred shares limit the Company’s ability to incur future debt. Future debt may include restrictions on the Company’s ability to pay dividends on, redeem or pay the liquidation preference on the existing preferred shares.

•

Dilution through Issuance of Additional Preferred Shares: The Company’s charter currently authorizes the issuance of up to 100 million shares of preferred stock in one or more series. The issuance of additional preferred stock on parity with or senior to existing preferred shares would dilute the interests of the existing preferred stockholders, and could affect the Company’s ability to pay dividends on, redeem or pay the liquidation preference on the existing preferred shares. None of the provisions relating to existing preferred shares limit the Company’s ability to issue additional preferred stock on parity with existing preferred shares.

•

Limited Voting Rights: Voting rights as a holder of existing preferred shares are limited. The Company’s common stock is currently the only class of stock carrying full voting rights. Voting rights for holders of existing preferred shares exist primarily with respect to (i) adverse changes in the terms of the existing preferred shares, (ii) the creation of additional classes or series of preferred stock that are senior to the existing preferred shares, (iii) any failure to pay dividends on the existing preferred shares, and (iv) for the Series B Preferred Stock only and provided at least 5.9 million of these preferred shares remain outstanding, the sale of all or substantially all of the Company’s assets.

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

ITEM 4.     CONTROLS AND PROCEDURES

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2011.

PART II. — OTHER INFORMATION

ITEM 6.     EXHIBITS

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation.(1)
3.2	Amended and Restated Bylaws.(8)
3.3	Articles of Amendment of Articles of Incorporation of the Registrant dated as of May 29, 2008.(11)
10.01	Amended Restated Deferred Compensation Plan.(9)
10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.(2)
10.03	Second Amended and Restated Incentive Bonus Plan.(14)
10.04	Forms of nonqualified stock option and restricted stock agreements for non-employee directors.(3)
10.05	Forms of nonqualified stock option and stock award agreements for employees with service conditions.(6)
10.06	Nonqualified stock option and stock award agreements for non-employee directors and named executives.(3)
10.07	Form of stock award agreements for employees with performance conditions granted in 2008 and 2009.(12)
10.08	Form of stock award agreements for employees with performance conditions and deferral of dividends.(13)
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

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: August 1, 2011	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: August 1, 2011	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer