Form 10-Q/A
period 2011-06-30
CAPSTEAD MORTGAGE CORP
filed 2011-08-25
CIK 766701

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

EXPLANATORY NOTE – Exhibit 101

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Capstead Mortgage Corporation for the quarter ended June 30, 2011 filed on August 1, 2011 for the sole purpose of furnishing Exhibit 101. Exhibit 101 to this report provides financial information formatted in Extensible Business Reporting Language (XBRL) in accordance with Rule 405 of Regulation S-T.

This Amendment No. 1 does not reflect any events occurring subsequent to the August 1, 2011 filing date of the original Form 10-Q for the quarter ended June 30, 2011 or in any way modify or update disclosures made in the original Form 10-Q filing for the quarter ended June 30, 2011.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, Exhibit 101 to this report is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933 and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and is otherwise not subject to liability under these sections.

ITEM 6.    EXHIBITS

(a)	Exhibits:

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation.*

3.2	Amended and Restated Bylaws.*

3.3	Articles of Amendment of Articles of Incorporation of the Registrant dated as of May 29, 2008.*

10.01	Amended Restated Deferred Compensation Plan.*

10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.*

10.03	Second Amended and Restated Incentive Bonus Plan.*

10.04	Forms of nonqualified stock option and restricted stock agreements for non-employee directors.*

10.05	Forms of nonqualified stock option and stock award agreements for employees with service conditions.*

10.06	Nonqualified stock option and stock award agreements for non-employee directors and named executives.*

10.07	Form of stock award agreements for employees with performance conditions granted in 2008 and 2009.*

10.08	Form of stock award agreements for employees with performance conditions and deferral of dividends.*

10.09	Purchase Agreement dated September 23, 2005, by and among the Registrant, the Trust, Merrill Lynch International and Bear, Stearns & Co., Inc. pertaining to the issuance of Capstead Mortgage Trust I preferred securities.*

10.10	Junior Subordinated Indenture dated September 26, 2005, between the Registrant and Wells Fargo Bank pertaining to the issuance of Capstead Mortgage Trust I preferred securities.*

10.11	Amended and Restated Trust Agreement dated September 26, 2005, by and among the Registrant, Wells Fargo Bank, National Association, Wells Fargo Delaware Trust Company, the Administrators and the several Holders, as defined therein, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.*

10.12	Placement Agreement dated December 6, 2005, by and among the Registrant, the Trust, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. pertaining to the issuance of Capstead Mortgage Trust II preferred securities.*

10.13	Indenture dated December 15, 2005, between the Registrant and Wilmington Trust Company regarding junior subordinated debentures due 2035, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust II preferred securities.*

10.14	Amended and Restated Declaration of Trust dated December 15, 2005, by and among the Registrant, Wilmington Trust Company and the Administrators defined therein, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust II preferred securities.*

10.15	Placement Agreement dated September 8, 2006, by and among the Registrant, the Capstead Mortgage Trust III, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. pertaining to the issuance of Capstead Mortgage Trust III preferred securities.*

10.16	Indenture dated September 11, 2006, between the Registrant and Wilmington Trust Company regarding junior subordinated debentures due 2036, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust III preferred securities.*

10.17	Amended and Restated Declaration of Trust dated September 11, 2006, by and among the Registrant, Wilmington Trust Company and the Administrators defined therein, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust III preferred securities.*

12	Computation of ratio of income from continuing operations to combined fixed charges and preferred stock dividends.*

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101.INS – XBRL Instance Document**

Exhibit 101.SCH – XBRL Taxonomy Extension Schema**

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase**

Exhibit 101.DEF – XBRL Additional Taxonomy Extension Definition Linkbase**

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase**

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase**

*	Previously included or incorporated by reference in Capstead Mortgage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 1, 2011
**	Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: August 25, 2011	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: August 25, 2011	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer