Form 10-Q
period 2011-09-30
CAPSTEAD MORTGAGE CORP
filed 2011-11-04
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ✓    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES                NO      ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	85,255,846 as of November 4, 2011

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

INDEX

PART I. — FINANCIAL INFORMATION

Computation of Ratio of Income from Continuing Operations

Certification Pursuant to Section 302(a)

Certification Pursuant to Section 302(a)

Certification Pursuant to Section 906

ITEM 1.    FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2011	December 31, 2010

	(unaudited)

Assets:
Mortgage securities and similar investments ($11.65 and $8.22 billion pledged under repurchase arrangements at September 30, 2011 and December 31, 2010, respectively)	$12,240,100	$8,515,691
Cash collateral receivable from interest rate swap counterparties	57,128	35,289
Interest rate swap agreements at fair value	338	9,597
Cash and cash equivalents	121,167	359,590
Receivables and other assets	115,709	76,078
Investments in unconsolidated affiliates	3,117	3,117

	$12,537,559	$8,999,362

Liabilities:
Repurchase arrangements and similar borrowings	$11,087,863	$7,792,743
Cash collateral payable to interest rate swap counterparties	–	9,024
Interest rate swap agreements at fair value	36,704	16,337
Unsecured borrowings	103,095	103,095
Common stock dividend payable	37,676	27,401
Accounts payable and accrued expenses	21,121	23,337

	11,286,459	7,971,937

Stockholders’ equity:
Preferred stock - $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 186 and 187 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively ($3,056 aggregate liquidation preference)	2,605	2,620
$1.26 Cumulative Convertible Preferred Stock, Series B, 16,024 and 15,819 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively ($182,349 aggregate liquidation preference)	179,639	176,703
Common stock - $0.01 par value; 250,000 shares authorized: 85,256 and 70,259 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	853	703
Paid-in capital	1,221,472	1,028,382
Accumulated deficit	(354,883)	(354,883)
Accumulated other comprehensive income	201,414	173,900

	1,251,100	1,027,425

	$12,537,559	$8,999,362

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Interest income:
Mortgage securities and similar investments	$62,890	$40,614	$179,167	$148,398
Other	59	111	230	338

	62,949	40,725	179,397	148,736

Interest expense:
Repurchase arrangements and similar borrowings	(15,744)	(11,096)	(41,772)	(35,610)
Unsecured borrowings	(2,186)	(2,186)	(6,560)	(6,560)
Other	–	–	(5)	–

	(17,930)	(13,282)	(48,337)	(42,170)

	45,019	27,443	131,060	106,566

Other revenue (expense):
Miscellaneous other revenue (expense)	(109)	(427)	(926)	(730)
Incentive compensation	(1,429)	(983)	(4,149)	(3,728)
Salaries and benefits	(1,631)	(1,425)	(5,004)	(4,531)
Other general and administrative expense	(911)	(999)	(2,939)	(3,902)

	(4,080)	(3,834)	(13,018)	(12,891)

Income before equity in earnings of unconsolidated affiliates	40,939	23,609	118,042	93,675

Equity in earnings of unconsolidated affiliates	64	64	194	194

Net income	$41,003	$23,673	$118,236	$93,869

Net income available to common stockholders:
Net income	$41,003	$23,673	$118,236	$93,869
Less cash dividends paid on preferred shares	(5,105)	(5,058)	(15,223)	(15,175)

	$35,898	$18,615	$103,013	$78,694

Net income per common share:
Basic	$0.43	$0.27	$1.33	$1.13
Diluted	0.43	0.27	1.32	1.12

Cash dividends declared per share:
Common	$0.440	$0.260	$1.330	$1.120
Series A Preferred	0.400	0.400	1.200	1.200
Series B Preferred	0.315	0.315	0.945	0.945

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30
	2011	2010

Operating activities:
Net income	$118,236	$93,869
Noncash items:
Amortization of investment premiums	48,023	46,497
Depreciation and other amortization	159	165
Equity-based compensation costs	1,352	1,144
Amounts related to interest rate swap agreements	575	(671)
Impairment charge related to real estate held for sale	470	–
Increase (decrease) in mortgage securities principal remittance receivable	(30,271)	12,046
Net change in remaining receivables, other assets, accounts payable and accrued expenses	226	2,472

Net cash provided by operating activities	138,770	155,522

Investing activities:
Purchases of mortgage securities and similar investments	(5,263,254)	(2,410,469)
Purchased interest receivable related to purchases of mortgage securities and similar investments	(10,999)	(4,766)
Principal collections on mortgage securities and similar investments	1,547,387	2,511,525

Net cash (used in) provided by investing activities	(3,726,866)	96,290

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	66,614,532	57,170,168
Principal payments on repurchase arrangements and similar borrowings	(63,319,411)	(57,543,035)
Increase in cash collateral receivable from interest rate swap counterparties	(21,839)	(8,253)
Decrease in cash collateral payable to interest rate swap counterparties	(9,024)	–
Capital stock transactions	197,653	10,233
Dividends paid	(112,238)	(112,911)

Net cash provided by (used in) financing activities	3,349,673	(483,798)

Net change in cash and cash equivalents	(238,423)	(231,986)
Cash and cash equivalents at beginning of period	359,590	409,623

Cash and cash equivalents at end of period	$121,167	$177,637

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2011. For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Components of the computation of basic and diluted earnings per common share were as follows (dollars in thousands, except per share amounts):

	Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Basic earnings per common share
Numerator for basic earnings per common share:
Net income	$41,003	$23,673	$118,236	$93,869
Series A and B preferred share dividends	(5,105)	(5,058)	(15,223)	(15,175)
Unvested stock award participation in earnings	(148)	(104)	(434)	(437)

	$35,750	$18,511	$102,579	$78,257

Denominator for basic earnings per common share:
Weighted average common shares outstanding	84,147	70,129	77,852	69,879
Average unvested stock awards outstanding	(465)	(393)	(461)	(389)

	83,682	69,736	77,391	69,490

	$0.43	$0.27	$1.33	$1.13

Diluted earnings per common share
Numerator for diluted earnings per common share:
Net income	$41,003	$23,673	$118,236	$93,869
Dividends on antidilutive convertible preferred shares	(5,031)	(4,983)	(14,999)	(14,949)
Unvested stock award participation in earnings	(148)	(104)	(434)	(437)

	$35,824	$18,586	$102,803	$78,483

Denominator for diluted earnings per common share:
Weighted average common shares outstanding	84,147	70,129	77,852	69,879
Average unvested stock awards outstanding	(465)	(393)	(461)	(389)
Net effect of dilutive stock and option awards	77	34	74	39
Net effect of dilutive convertible preferred shares	309	310	309	310

	84,068	70,080	77,774	69,839

	$0.43	$0.27	$1.32	$1.12

Potentially dilutive securities excluded from the computation of earnings per share because the effect of inclusion was antidilutive during the indicated periods were as follows (in thousands):

	Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Antidilutive convertible preferred shares	16,024	15,819	16,024	15,819
Antidilutive equity awards excludable under the treasury stock method:
Shares issuable under option awards	10	70	10	40
Unvested stock awards	–	111	–	111

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

Mortgage securities and similar investments and related weighted average coupon rates (“net WAC”) and average yields classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Principal Balance	Investment Premiums	Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)

September 30, 2011
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$4,260	$12	$4,272	$4,280	6.74%	6.66%
ARMs	10,401,439	284,830	10,686,269	10,904,149	2.90	2.11
Ginnie Mae ARMs	1,264,684	35,256	1,299,940	1,318,991	3.12	2.57

	11,670,383	320,098	11,990,481	12,227,420	2.92	2.16

Residential mortgage loans:
Fixed-rate	3,291	5	3,296	3,296	6.96	6.62
ARMs	6,001	22	6,023	6,023	3.48	3.52

	9,292	27	9,319	9,319	4.71	4.61
Collateral for structured financings	3,307	54	3,361	3,361	8.04	7.54

	$11,682,982	$320,179	$12,003,161	$12,240,100	2.93	2.17

December 31, 2010
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$4,927	$14	$4,941	$4,955	6.78%	6.60%
ARMs	7,660,269	158,260	7,818,529	7,991,122	3.09	2.49
Ginnie Mae ARMs	489,579	8,030	497,609	505,376	3.12	2.57

	8,154,775	166,304	8,321,079	8,501,453	3.09	2.50

Residential mortgage loans:
Fixed-rate	3,455	6	3,461	3,461	6.98	7.03
ARMs	7,235	24	7,259	7,259	3.45	3.79

	10,690	30	10,720	10,720	4.59	4.83
Collateral for structured financings	3,461	57	3,518	3,518	7.97	8.07
Senior notes	–	–	–	–	–	8.75

	$8,168,926	$166,391	$8,335,317	$8,515,691	3.10	2.51

(a)	Includes unrealized gains and losses for securities classified as available-for-sale, if applicable, (see NOTE 9).
(b)

Net WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees and before amortization of investment premiums as of the indicated balance sheet date. Average yield is presented for the quarter then ended, calculated including the amortization of investment premiums and excluding unrealized gains and losses.

Agency Securities are considered to have limited, if any, credit risk, particularly in light of the conservatorship of the GSEs by the federal government in 2008. Residential mortgage loans held by the Company were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company. Collateral for structured financings consists of private residential mortgage securities obtained through the above-mentioned mortgage conduit that are pledged to secure repayment of the structured financings. The credit risk for these securities is borne by the related bondholders. The maturity of mortgage securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, the actual maturity of the Company’s mortgage securities will be significantly shorter than the portfolio’s weighted average contractual maturity of 290 months.

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

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements. Current-reset ARM securities have a months to roll of less than 18 months while longer-to-reset ARM securities have a months to roll of 18 months or greater. As of September 30, 2011, the average months to roll for the Company’s $8.73 billion (basis) in current-reset ARM securities was 5.8 months while the average months-to-roll for the Company’s $3.26 billion (basis) in longer-to-reset ARM securities was 46.3 months.

Under variable interest entity accounting rules, the Company has consolidated two Dallas, Texas townhome developments that are collateral for subordinated loans made by the Company. The underlying collateral consisted of 13 unsold completed units with a basis of $3.1 million at September 30, 2011 and is included in Receivables and other assets on the balance sheet. Included in Miscellaneous other revenue (expense) is a $470,000 impairment charge recorded in June 2011 reflecting slow sales of these units and poor housing market conditions. The Company remains a subordinated participant in the lending group to the Four Seasons resort in Nevis, West Indies which was foreclosed on in May 2010. The resort had been closed since October 2008 after sustaining hurricane damage and reopened in December 2010. The Company wrote off its $39.2 million investment in December 2009; a recovery on this investment, if any, would come from the eventual disposition of the resort by the lending group which is not expected to occur for several years.

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

NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR

BORROWINGS, INCLUDING RELATED HEDGING ACTIVITY

Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” At September 30, 2011, haircuts for pledged Agency Securities averaged 4.6 percent of the fair value of the pledged assets, exclusive of monthly principal and interest remittance receivables.

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

Repurchase arrangements and similar borrowings, classified by type of collateral and remaining maturities, and related weighted average interest rates as of the indicated quarter-end were as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
Collateral Type	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate

Borrowings with maturities of 30 days or less:
Agency Securities	$9,940,856	0.27%	$7,554,225	0.30%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	1,096,227	0.27	235,000	0.33
Agency Securities (91 to 365 days)	47,419	0.35	–	–
Similar borrowings:
Collateral for structured financings	3,361	8.04	3,518	7.97

	$11,087,863	0.28	$ 7,792,743	0.31

Quarter-end rates adjusted for effects of related derivatives held as cash flow hedges		0.54		0.63

Average borrowings outstanding during the indicated quarters were lower than borrowings outstanding at quarter-end primarily due to portfolio growth and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	September 30, 2011		December 31, 2010

	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate

Average borrowings and rates for the indicated quarters, adjusted for the effects of related derivatives held as cash flow hedges	$ 10,809,629	0.57%	$ 7,468,614	0.62%

To help mitigate exposure to higher short-term interest rates, Capstead uses currently-paying and forward-starting, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that typically require interest payments for two-year terms. These derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day repurchase arrangements. This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and actual borrowing rates. Capstead’s swap agreements hedging short-term interest rates, with an average expiration of 15 months, had the following characteristics at September 30, 2011 (dollars in thousands):

Quarter of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement

Currently-paying contracts:
Fourth quarter 2011	$900,000	1.15%
First quarter 2012	800,000	1.10
Third quarter 2012	200,000	0.83
First quarter 2013	1,100,000	0.81
Second quarter 2013	700,000	0.96
Third quarter 2013	300,000	0.87

	4,000,000	0.98
Forward-starting contracts:
Fourth quarter 2013	800,000	0.78
First quarter 2014	200,000	0.60
Second quarter 2014	300,000	0.50
	$5,300,000

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

	Location in Balance Sheet	September 30, 2011	December 31, 2010

Balance sheet-related
Interest rate swap agreements in a gain position (an asset) related to:
Repurchase arrangements and similar borrowings	(a)	$338	$734
Unsecured borrowings (see NOTE 7)	(a)	–	8,863

		338	9,597
Interest rate swap agreements in a loss position (a liability) related to repurchase arrangements and similar borrowings	(a)	(36,704)	(16,337)
Related net interest payable	(b)	(9,575)	(9,847)

		$(45,941)	$(16,587)

(a)

The fair value of derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the balance sheet separately from the fair value of derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses that will be recognized in the statement of income over the next twelve months in the form of fixed- and variable-rate swap payments in excess of current market rates totaled $15.4 million at September 30, 2011.

(b)	Included in “Accounts payable and accrued expenses” on the face of the balance sheet.

	Location of Gain or (Loss) Recognized in	Quarter Ended September 30		Nine Months Ended September 30
	Net Income	2011	2010	2011	2010

Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from AOCI:
Effective portion of active positions		$(8,060)	$(5,810)	$(21,639)	$(21,557)
Effective portion of terminated positions (a)		–	–	–	(31)

		(8,060)	(5,810)	(21,639)	(21,588)
Amount of gain (loss) recognized (ineffective portion)		(830)	(213)	(879)	36

Increase in interest expense and decrease in Net income as a result of the use of derivatives	(b)	$(8,890)	$(6,023)	$(22,518)	$(21,552)

Other comprehensive income-related
Amount of loss recognized in other comprehensive income (loss) (effective portion)		$(33,129)	$(12,341)	$(50,690)	$(37,564)

(a)

In March 2008 a swap agreement with a $100 million notional amount was terminated for a realized loss of $2.3 million which was amortized to earnings over the original two-year term of the derivative (through January 2010).

(b)	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the statement of income.

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2006 and 2005 to three special-purpose statutory trusts. These unconsolidated affiliates were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.4 million in remaining issue costs associated with these transactions. Note balances and related weighted average interest rates as of September 30, 2011 and December 31, 2010 (calculated including issue cost amortization) were as follows (dollars in thousands):

	Borrowings Outstanding	Average Rate

Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.46
Capstead Mortgage Trust III	25,774	8.78

	$103,095	8.49

The junior subordinated notes pay interest to the trusts quarterly calculated at fixed rates of 8.19% to 8.685% for ten years from issuance and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead Mortgage Trust I notes and trust securities mature in October 2035 and are currently redeemable, in whole or in part, without penalty, at the Company’s option. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. The Capstead Mortgage Trust III notes and trust securities mature in September 2036 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016.

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

NOTE 8 — COMPREHENSIVE INCOME

Comprehensive income is net income plus other comprehensive income (loss). Other comprehensive income (loss) currently consists of the change in net unrealized gains on available-for-sale mortgage securities and amounts related to derivatives held as cash flow hedges. As of September 30, 2011, the Accumulated other comprehensive income (loss) component of Stockholders’ equity consisted of net unrealized gains on mortgage securities held available-for-sale totaling $236.9 million and net unrealized losses on derivatives held as cash flow hedges totaling $35.5 million. The following provides information regarding the components of comprehensive income (in thousands):

	Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Net income	$41,003	$23,673	$118,236	$93,869

Other comprehensive income (loss):
Amounts related to available-for-sale securities:
Change in net unrealized gains	26,118	2,106	56,565	(1,208)
Amounts related to cash flow hedges:
Change in net unrealized losses	(33,129)	(12,341)	(50,690)	(37,564)
Reclassification adjustment for amounts included in net income	8,060	5,810	21,639	21,588

Other comprehensive income (loss)	1,049	(4,425)	27,514	(17,184)

Comprehensive income	$42,052	$19,248	$145,750	$76,685

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

Fair value disclosures for financial instruments other than debt securities were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Residential mortgage loans	$9,319	$9,400	$10,720	$11,000
Interest rate swap agreements	338	338	9,597	9,597
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	47,419	47,400	–	–
Unsecured borrowings	103,095	104,100	103,095	103,800
Interest rate swap agreements	36,704	36,704	16,337	16,337

Fair value and related disclosures for debt securities were as follows (in thousands):

		Gross Unrealized
	Basis	Gains	Losses	Fair Value

As of September 30, 2011
Agency Securities classified as available-for-sale	$11,986,311	$237,637	$698	$12,223,250
Residential mortgage securities classified as held-to-maturity	7,532	412	–	7,944

As of December 31, 2010
Agency Securities classified as available-for-sale	8,316,307	181,691	1,317	8,496,681
Residential mortgage securities classified as held-to-maturity	8,290	454	–	8,744

	September 30, 2011		December 31, 2010
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities in an unrealized loss position:
One year or greater	$3,126	$16	$1,694	$2
Less than one year	296,755	682	334,224	1,315

	$299,881	$698	$335,918	$1,317

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

From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of the conservatorship of the GSEs by the federal government, helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at September 30, 2011.

NOTE 10 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors administers all compensation programs for employees including salaries and related programs, annual incentive compensation and long-term equity-based awards, as well as other benefit programs.

Performance-based Cash Compensation Program to Augment Base Salaries

In 2008 the compensation committee began implementing a performance-based cash compensation program designed to introduce a variable component to the base compensation for executive officers that provides for payments equal to the per share dividend declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalent Rights”). Dividend Equivalent Rights are not attached to any stock or option awards and only have the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service. On August 10, 2011, the compensation committee granted an additional 72,000 Dividend Equivalent Rights with a July 1, 2014 expiration. In addition, the committee extended the expiration of previous grants by one year such that at September 30, 2011 all grants expire on July 1, 2014. Dividend Equivalent Rights issued and outstanding and related compensation costs were as follows at September 30, 2011:

Month of Grant	Total Grant	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2011

July 2008	225,000	$99,000	$299,000
July 2009	225,000	99,000	299,000
July 2010	60,000	26,000	80,000
August 2011	72,000	32,000	32,000

		$256,000	$710,000

Annual Incentive Compensation

To provide employees with an appropriate performance-based annual incentive compensation opportunity, each year the compensation committee approves an incentive formula to create an incentive pool equal to a percentage participation in the Company’s earnings in excess of a pre-established performance threshold. This formula is intended to serve as a guideline for the creation of an annual incentive pool. The committee has complete discretion with respect to the amount to be distributed from the pool, including its allocation between executive officers and other employees and the form of payment (e.g., cash or equity awards). Distributions are typically made subsequent to year-end.

The formula approved for 2011 and 2010 includes a minimum performance threshold based on return on average long-term investment capital and a maximum amount, or cap, available to be paid in any one year of 50 basis points multiplied by “average long-term investment capital,” as defined below. The incentive pool equals a 10% participation in “annual earnings,” as defined below, in excess of a benchmark amount based on “average long-term investment capital,” as defined below, multiplied by the greater of 10.00% and 8.00% for 2011 and 2010, respectively, or the average 10-year U.S. Treasury rate plus 200 basis points. Annual earnings for formula purposes equates to Net income excluding (i) Incentive compensation, (ii) any gain or loss from asset sales or writedowns, including impairment charges, and (iii) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts reflected in the balance sheet as Investments in unconsolidated affiliates. Average long-term investment capital for formula purposes equates to average Unsecured borrowings, net of related investments in statutory trusts, and average Stockholders’ equity, excluding (i) Accumulated other comprehensive income, (ii) incentive compensation accruals, (iii) any gain or loss from asset sales or writedowns, including impairment charges, and (iv) interest accruals on Unsecured borrowings.

During the quarter and nine months ended September 30, 2011 the Company recognized Incentive compensation totaling $1.4 million and $4.1 million, respectively, the accruals for which are included in Accounts payable and accrued expenses.

Long-term Equity-based Awards

The Company sponsors equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”). At September 30, 2011, the Plans had 1,180,441 common shares remaining available for future issuance.

The following table includes service-based stock awards issued to directors and employees with related vesting information (subject to certain restrictions, principally continuous service), at September 30, 2011:

Year of Grant	Grant Date Fair Value Per Share	Total Original Grants	Shares Scheduled to Vest During:
			2011*	2012	2013	2014

2006	$ 8.06	218,957	42,499	–	–	–
2007	12.93	156,000	22,665	22,498	22,497	22,497
2008	12.87	6,000	–	–	–	–
2009	11.39	6,000	–	–	–	–
2010	11.64	12,000	12,000	–	–	–
2011	13.23	24,000	–	24,000	–	–

*	All service-based stock awards scheduled to vest during 2011 were vested as of September 30, 2011.

In 2008 the Company implemented a performance-based stock award program in lieu of its previous practice of issuing service-based awards to employees. As this program is currently configured, the first 50% of awards granted each year vest provided certain performance criteria pertaining to a three-year measurement period that starts at the beginning of the following calendar year are met. The remaining 50% vests provided performance criteria pertaining to a three-year measurement period beginning one year later are met. If the performance criteria are not met at the end of a three-year measurement period, vesting will be deferred and a new three-year measurement period will be established to include the subsequent year, up to and including the seventh calendar year after the year of grant. Any remaining unvested awards will expire if the performance criteria for the final three-year measurement period are not met. The performance criteria establishes an annualized threshold return on the Company’s long-term investment capital, subject to certain adjustments, that must be exceeded for the awards to vest equal to the greater of 8.0% or the average 10-year U.S. Treasury rate plus 200 basis points.

The following table includes performance-based stock awards issued to employees with related measurement period information at September 30, 2011:

Year of Grant	Grant Date Fair Value Per Share	Total Original Grants	Final Measurement Period Ends December 31	Remaining Shares with Initial Measurement Periods Ending December 31
				2011	2012	2013	2014

2008	$10.18	140,658	2015	67,597	67,597	–	–
2009	14.33	110,917	2016	–	55,043	55,035	–
2010	12.44	128,766	2017	–	–	64,087	64,077

Total stock award activity for the nine months ended September 30, 2011 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Stock awards outstanding at December 31, 2010	521,100	$11.96
Grants	24,000	13.23
Vestings	(77,164)	10.15
Forfeitures	(3,008)	12.27

Stock awards outstanding at September 30, 2011	464,928	12.33

During the quarter and nine months ended September 30, 2011, the Company recognized in Salaries and benefits $469,000 and $1,349,000, respectively, related to amortization of the grant date fair value of stock awards assuming performance criteria, if applicable, continue to be met for related initial measurement periods. All service-based stock awards and performance-based stock awards granted prior to 2010 are entitled to receive dividends on a current basis without risk of forfeiture if the related awards do not vest. The 2010 performance-based awards defer the payment of dividends accruing during the vesting period until vesting and if the related awards do not vest these accrued dividends will be forfeited. At September 30, 2011 dividends accrued pertaining to these awards totaled $220,000 and are included in Common stock dividend payable. Unrecognized compensation expense for unvested stock awards totaled $3.5 million as of September 30, 2011, to be expensed over a weighted average period of 1.6 years, assuming related performance criteria are met for the initial measurement periods for performance-based stock awards.

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

Option award activity for the nine months ended September 30, 2011 is summarized below:

	Number of Shares	Weighted Average Exercise Price
Option awards outstanding at December 31, 2010	288,125	$10.48
Exercises	(31,875)	8.68

Option awards outstanding at September 30, 2011	256,250	10.71

Exercisable option awards outstanding as of September 30, 2011 totaled 256,250 shares with a weighted average remaining contractual term of 5.68 years, an average exercise price of $10.71 and an aggregate intrinsic value of $286,000. The total intrinsic value of option awards exercised during the quarter and nine months ended September 30, 2011 was $104,000 and $129,000, respectively. During the nine months ended September 30, 2011, the Company recognized $3,000 in Salaries and benefits related to option awards.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and makes discretionary contributions of up to another 3% of compensation regardless of participation in the plans. Company contributions are subject to certain vesting requirements. During the quarter and nine months ended September 30, 2011, the Company recognized in Salaries and benefits $124,000 and $367,000 related to contributions to these plans, respectively.

NOTE 11 — NET INTEREST INCOME ANALYSIS

The following table summarizes interest income, interest expense and weighted average interest rates as well as related changes due to changes in interest rates versus changes in volume (dollars in thousands):

	Quarter Ended September 30
	2011		2010		Related Changes in
	Amount	Average Rate	Amount	Average Rate	Rate*	Volume*	Total*
Interest income:
Mortgage securities and similar investments	$62,890	2.17%	$40,614	2.22%	$(934)	$23,210	$22,276
Other	59	0.09	111	0.26	(96)	44	(52)

	62,949	2.12	40,725	2.18	(1,030)	23,254	22,224

Interest expense:
Repurchase arrangements and similar borrowings	(15,744)	0.57	(11,096)	0.66	(1,654)	6,302	4,648
Unsecured borrowings	(2,186)	8.49	(2,186)	8.49	–	–	–
Other	–	0.08	–	–	–	–	–

	(17,930)	0.65	(13,282)	0.78	(1,654)	6,302	4,648

	$45,019	1.47	$27,443	1.40	$624	$16,952	$17,576

	Nine Months Ended September 30
	2011		2010		Related Changes in
	Amount	Average Rate	Amount	Average Rate	Rate*	Volume*	Total*
Interest income:
Mortgage securities and similar investments	$179,167	2.29%	$148,398	2.63%	$(21,021)	$51,790	$30,769
Other	230	0.13	338	0.18	(92)	(16)	(108)

	179,397	2.25	148,736	2.55	(21,113)	51,774	30,661

Interest expense:
Repurchase arrangements and similar borrowings	(41,772)	0.57	(35,610)	0.68	(6,356)	12,518	6,162
Unsecured borrowings	(6,560)	8.49	(6,560)	8.49	–	–	–
Other	(5)	0.14	–	–	–	5	5

	(48,337)	0.65	(42,170)	0.79	(6,356)	12,523	6,167

	$131,060	1.60	$106,566	1.76	$(14,757)	$39,251	$24,494

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

Capstead finances its investments with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital, which as of September 30, 2011, totaled $1.35 billion consisting of $1.07 billion of common and $182 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). Long-term investment capital increased $224 million during the nine months ended September 30, 2011 reflecting $198 million in new common and preferred equity capital raised year-to-date under the Company’s at-the-market, continuous offering program, together with a net increase in portfolio and swap position valuations. During 2011 the Company increased its holdings of ARM Agency Securities by $3.72 billion or 44% to $12.24 billion at September 30, 2011, while repurchase arrangements and similar borrowings increased $3.30 billion to $11.09 billion. With this portfolio growth, portfolio leverage (repurchase arrangements and similar borrowings divided by long-term investment capital) increased to 8.21 to one by September 30, 2011 from 6.91 to one at December 31, 2010. Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio of Agency Securities in today’s market conditions, particularly a portfolio consisting almost entirely of short-duration ARM Agency Securities (duration is a common measure of market price sensitivity to interest rate movements). Provided capital can continue to be deployed at attractive levels and financing conditions remain favorable, management anticipates maintaining portfolio leverage near current levels in future quarters.

Capstead reported net income of $41 million and $118 million or $0.43 and $1.32 per diluted common share for the quarter and nine months ended September 30, 2011, respectively, compared to $24 million and $94 million or $0.27 and $1.12 per diluted common share for the same periods in 2010. The increase in earnings can largely be attributed to increases in average outstanding portfolio, funded by newly raised equity capital and higher leverage levels during 2011. Total financing spreads (the difference between yields on interest-earning assets and rates on interest-bearing liabilities), averaged 147 and 160 basis points for the quarter and nine months ended September 30, 2011, respectively, compared to 140 and 176 basis points during the same periods in 2010. Lower year-to-date financing spreads in 2011 reflect the effects on portfolio yields of ARM loan coupon interest rates underlying the existing portfolio continuing to reset lower to more current rates offset to an extent by lower investment premium amortization expense due to lower mortgage prepayment rates (investment premiums are amortized to earnings as yield adjustments as the portfolio prepays) and lower borrowing rates largely attributable to higher cost interest rate swap agreements being replaced with new swaps at lower rates.

The size and composition of Capstead’s investment portfolio depends on investment strategies being implemented by management, as well as overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage the Company’s investment capital. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, short-term interest rates, mortgage prepayments and market liquidity.

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

Common and Preferred Equity Issuances

During the third quarter of 2011 Capstead raised $52 million in new common equity capital, after underwriting discounts and offering expenses, by issuing 3.9 million common shares at an average price of $13.22 per share, after expenses, through the Company’s at-the-market, continuous offering program. Year-to-date the Company has raised $195 million by issuing 14.9 million common shares at an average net price of $13.11 per share under this program. Additionally, during the third quarter of 2011 the Company raised $2.3 million in new preferred equity capital through the issuance of 158,700 Series B preferred shares at an average price of $14.35 per share, after expenses. Year-to-date the Company has raised $2.9 million by issuing 204,300 Series B preferred shares at an average price of $14.37 per share, after expenses. The Company may raise additional capital in future periods using this program or by other means, subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important company-specific news.

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

The following table illustrates the progression of book value per common share for the quarter and nine months ended September 30, 2011:

	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2011
Book value per common share, beginning of period	$12.46	$12.02
Accretion from capital transactions	0.04	0.21
Dividend distributions in excess of earnings	(0.02)	(0.05)
Increase in fair value of mortgage securities classified as available-for-sale	0.31	0.66
Decrease in fair value of interest rate swap agreements designated as cash flow hedges of:
Repurchase arrangements and similar borrowings	(0.03)	(0.08)
Unsecured borrowings	(0.26)	(0.26)

Book value per common share, end of period	$12.50	$12.50

Increase in book value per common share during the indicated periods	$0.04	$0.48

Residential Mortgage Investments

Capstead’s investment strategy focuses on managing a large portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities. Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by the GSEs, which are federally chartered corporations, or an agency of the federal government, Ginnie Mae. The 2008 conservatorship of the GSEs by their federal regulator, and related capital commitments to the GSEs made by the U.S. Treasury, have largely alleviated market concerns regarding the ability of the GSEs to fulfill their guarantee obligations. By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets. These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising interest rates. The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter and nine months ended September 30, 2011 (in thousands):

	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2011
Residential mortgage investments, beginning of period	$11,424,161	$8,515,691
Increase in unrealized gains on securities classified as available-for-sale	26,118	56,565
Portfolio acquisitions (principal amount) at average purchased yields of 2.72% and 2.78%, respectively	1,349,999	5,061,442
Investment premiums on acquisitions	55,202	201,812
Portfolio runoff (principal amount)	(595,708)	(1,547,387)
Investment premium amortization	(19,672)	(48,023)

Residential mortgage investments, end of period	$12,240,100	$12,240,100

Average residential mortgage investments outstanding during the indicated periods	$11,609,545	$10,411,311

ARM securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities either (i) adjust annually based on specified margins over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London interbank offered rate (“LIBOR”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. As of September 30, 2011, the Company’s ARM securities featured the following characteristics (dollars in thousands):

ARM Type	Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$5,943,071	2.52%	2.28%	1.70%	3.33%	10.16%	5.2
Freddie Mac Agency Securities	2,205,021	3.31	2.44	1.84	2.86	10.68	7.1
Ginnie Mae Agency Securities	577,419	2.69	1.66	1.51	1.02	9.70	6.8
Residential mortgage loans	6,023	3.48	2.38	2.05	1.53	10.99	4.6

	8,731,534	2.73	2.28	1.72	3.06	10.26	5.8

Longer-to-reset ARMs:
Fannie Mae Agency Securities	1,671,062	3.37	2.63	1.77	4.59	8.48	47.2
Freddie Mac Agency Securities	867,115	3.54	2.70	1.87	4.75	8.63	49.9
Ginnie Mae Agency Securities	722,521	3.47	1.65	1.51	1.02	8.49	40.0

	3,260,698	3.44	2.43	1.74	3.84	8.52	46.3

	$11,992,232	2.92	2.32	1.73	3.27	9.79	16.7

(a)

Basis represents the Company’s investment (unpaid principal balance plus unamortized investment premium) before unrealized gains and losses. As of September 30, 2011, the ratio of basis to related unpaid principal balance for the Company’s ARM securities was 102.74. This table excludes $4 million in fixed-rate Agency Securities, $3 million in fixed-rate residential mortgage loans and $3 million in private residential mortgage pass-through securities held as collateral for structured financings.

(b)

Net WAC, or weighted average coupon, is the weighted interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees and before amortization of investment premiums as of the indicated date. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average Net Margins represents the weighted average level over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer typically have 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps. For presentation purposes, Average Periodic Caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps. At quarter-end, 71% of current-reset ARMs were subject to periodic caps averaging 1.86%; 12% were subject to initial caps averaging 4.43%; and 17% were subject to lifetime caps, less the current net WAC, averaging 7.41%. All longer-to-reset ARM securities at September 30, 2011 were subject to initial caps.

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration. Current-reset ARM securities have a months to roll of less than 18 months while longer-to-reset ARM securities have a months to roll of 18 months or greater. After consideration of any applicable initial fixed-rate periods, at September 30, 2011 approximately 75%, 14% and 11% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively. Additionally, at September 30, 2011 approximately 91% of the Company’s current-reset ARM securities have reached an initial coupon reset, while none of its longer-to-reset ARM securities have reached an initial coupon reset. All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances.

Capstead generally pledges its residential mortgage investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date. The amount borrowed is generally equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” At September 30, 2011 haircut requirements for pledged Agency Securities averaged 4.6 percent of the fair value of the pledged assets, exclusive of monthly principal and interest remittance receivables.

Repurchase arrangements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each arrangement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Conversely, if fair values increase, lenders are required to release collateral back to the Company pursuant to a Company-issued margin call. The Company’s borrowings under repurchase arrangements at September 30, 2011 consisted of $11.09 billion of primarily 30-day borrowings with 25 counterparties at average rates of 0.27%, before the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30- to 90-day borrowings (see below) and 0.54% including the effects of these derivative financial instruments.

To help mitigate exposure to higher short-term interest rates, Capstead uses currently-paying and forward-starting, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that typically require interest payments for two-year terms. Variable payments received by the Company under its swap agreements largely offset interest accruing on a like amount of the Company’s 30- to 90-day borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowing rates. Under the terms of currently-paying interest rate swap agreements held at September 30, 2011, the Company is required to pay fixed rates of interest averaging 0.98% on notional amounts totaling $4.0 billion with average remaining interest payment terms of 11 months. Additionally, as of quarter-end the Company had entered into forward-starting swap agreements with notional amounts totaling $1.3 billion that will begin requiring interest payments at fixed rates averaging 0.69% for two-year periods that commence on various dates between October 2011 and April 2012, with an average expiration of 26 months. After consideration of all swap positions entered into as of quarter-end to hedge short-term borrowing rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had durations at September 30, 2011 of approximately 10 1/4 months and 7 1/4 months, respectively, for a net duration gap of approximately 3 months. The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated committed borrowings if available at attractive terms.

ARM Agency Securities typically are acquired at a premium to the securities’ unpaid principal balances and high levels of mortgage prepayments can put downward pressure on yields and financing spreads because the level of mortgage prepayments impacts how quickly investment premiums are written off against earnings as portfolio yield adjustments. Although 220 basis points higher than the immediately preceding quarter, portfolio runoff during the third quarter of 2011 remained at historically favorable levels averaging 19.3% on an annualized basis (a constant prepayment rate, or “CPR” of 16.9%). This compares to annualized runoff averaging 17.1% (a 14.6% CPR) during the second quarter of 2011 and

18.7% (a 16.3% CPR) year-to-date. The relatively modest increase in runoff rates for the third quarter reflects elevated prepayments on newer originations as a result of declining mortgage interest rates, while prepays on more seasoned securities remain suppressed by low housing prices and credit problems being experienced by many of these borrowers.

The relatively modest impact on prepayment levels experienced by the Company from these external factors thus far in 2011 reflects a fundamental difference between the Company’s investment strategy of focusing solely on ARM securities and strategies employed by other mortgage REITs. At quarter-end the Company’s ARM investments were backed by mortgages requiring borrowers to make payments predicated on rates averaging a relatively low 3.60%. Additionally, 73% of the portfolio was backed by seasoned mortgage loans that will reset in rate in less than 18 months, typically to a lower interest rate. As a result, most borrowers with mortgage loans underlying the Company’s investments lack the ability to meaningfully lower their mortgage payments even if they can overcome the other impediments to refinancing mentioned above. This holds true even for borrowers that will become eligible to refinance their mortgages under the recently announced revisions to the government’s Home Affordable Refinance Program. For these reasons, management anticipates mortgage prepayments to remain somewhat elevated on newer origination securities (limited to a portion of the Company’s longer-to-reset ARM securities) while prepays on more seasoned longer-to-reset and on current-reset ARM securities should remain largely in check.

Commercial Investments

In 2007 and prior years, Capstead periodically augmented its core investment strategy with investments in credit-sensitive commercial real estate-related assets that could earn attractive risk-adjusted returns. In 2008 management concluded that it would not pursue additional investments in commercial real estate loans. Remaining exposure to these non-core investments at September 30, 2011 consisted of approximately $3 million of collateral associated with two Dallas-area townhome development loans. An impairment charge of $470,000 was included in earnings in June 2011 reflecting slow sales of these townhome units and poor housing market conditions. The Company remains a subordinated participant in the lending group for the Four Seasons resort in Nevis, West Indies which was foreclosed on in May 2010. The resort re-opened in December 2010 after having been closed since October 2008 as a result of sustaining significant hurricane damage. The Company wrote off its $39 million investment in December 2009; a recovery on this investment, if any, would come from the eventual disposition of the resort by the lending group which is not expected to occur for several years.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead’s investment strategy is to manage a conservatively leveraged portfolio of ARM Agency Securities that can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates. In response to relatively weak market conditions the last several years, including high levels of mortgage prepayments experienced in 2010 as a consequence of GSE programs to buy out seriously delinquent loans from their guarantee portfolios, increases in the size of the Company’s residential mortgage investments portfolio year over year were relatively modest, as were portfolio leverage levels. Once the GSE buyout programs were largely concluded by mid-2010, the Company began growing its holdings of ARM Agency securities more aggressively in order to re-leverage its investment capital. This effort was largely completed during the first quarter of 2011 and the Company resumed raising new common equity capital through its at-the-market continuous offering program. For the nine months ended September 30, 2011, acquisitions of ARM agency securities totaled $5.06 billion (principal amount) far outpacing portfolio runoff and contributing to a $3.72 billion or 44% increase in the portfolio. This portfolio growth has been funded largely with $198 million in new common and preferred equity capital, cash and cash equivalents and 3.30 billion in additional borrowings resulting in an increase in portfolio leverage to current levels, which management believes represents an appropriate and prudent use of leverage for a portfolio of Agency Securities in today’s market conditions, particularly a portfolio consisting almost entirely of short-duration ARM Agency Securities.

Borrowings under repurchase arrangements generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, potential liquidity inherent in the Company’s residential mortgage investments portfolio is as important as the actual level of cash and cash equivalents carried on the balance sheet. Potential liquidity is affected by, among other things, current portfolio leverage levels; changes in market value of assets pledged and interest rate swap agreements held for hedging purposes, as determined by lending and swap counterparties; principal prepayments; collateral requirements of lenders and swap counterparties; and general conditions in the commercial banking and mortgage finance industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”).

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of September 30, 2011 in comparison with December 31, 2010 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed (a)	Potential Liquidity (b)	Portfolio Leverage (c)

Balances as of September 30, 2011:
Residential mortgage investment portfolio	$12,240,100	$11,087,863	$1,152,237	$575,224

Cash collateral receivable from swap counterparties, net (d)			20,762	–
Other assets, net of other liabilities			178,079	121,167

			$1,351,078	$696,391	8.21:1

Balances as of December 31, 2010	$8,515,691	$7,792,743	$1,127,403	$653,226	6.91:1

(a)	Investments are stated at carrying amounts on the Company’s balance sheets, which generally reflects management’s estimate of fair value as of the indicated date.
(b)

Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.

(c)

Portfolio leverage is expressed as the ratio of repurchase agreements and similar borrowings (Related Borrowings in the table above) to long-term investment capital (total Capital Employed in the table above).

(d)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties and the fair value of the Company’s swap positions as of the indicated date.

In order to prudently and efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund borrowing and swap program-related margin calls (requirements to pledge additional collateral or pay down borrowings) under stressed market conditions, including margin calls resulting from monthly principal payments (that are not remitted to the Company for 20 to 45 days after any given month-end), as well as reasonably possible declines in the market value of pledged assets and swap positions. In response to deteriorating market conditions, management may reduce portfolio leverage and therefore increase liquidity by raising new common and/or preferred equity capital, selling mortgage securities and/or curtailing the replacement of portfolio runoff. Additionally, the Company routinely does business with a large number of lending counterparties which bolsters financial flexibility to address challenging market conditions and limits exposure to any individual counterparty.

As of September 30, 2011, the Company’s exposure to any single counterparty (represented by collateral held by the counterparty in excess of borrowings and/or derivative balances) did not exceed 4.10% of long-term investment capital. On October 31, 2011 MF Global Holdings, Ltd., (“MF Global”) a non-commercial bank frequently used by the Company as a repurchase agreement counterparty, filed for bankruptcy protection. The Company terminated its outstanding repurchase arrangements with MF Global by October 28, 2011, recovering all of its collateral value associated with these transactions except for less than $150,000. The Company is pursuing the recovery of its remaining collateral value; however, there can be no assurance any such recovery will occur.

RESULTS OF OPERATIONS

	Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Income statement data: (dollars in thousands, except per share data)
Interest income:
Mortgage securities and similar investments	$62,890	$40,614	$179,167	$148,398
Other	59	111	230	338

	62,949	40,725	179,397	148,736

Interest expense:
Repurchase arrangements and similar borrowings	(15,744)	(11,096)	(41,772)	(35,610)
Unsecured borrowings	(2,186)	(2,186)	(6,560)	(6,560)
Other	–	–	(5)	–

	(17,930)	(13,282)	(48,337)	(42,170)

	45,019	27,443	131,060	106,566

Other revenue (expense):
Miscellaneous other revenue (expense)	(109)	(427)	(926)	(730)
Incentive compensation	(1,429)	(983)	(4,149)	(3,728)
Salaries and benefits	(1,631)	(1,425)	(5,004)	(4,531)
Other general and administrative expense	(911)	(999)	(2,939)	(3,902)

	(4,080)	(3,834)	(13,018)	(12,891)

	40,939	23,609	118,042	93,675
Equity in earnings of unconsolidated affiliates	64	64	194	194

Net income	$41,003	$23,673	$118,236	$93,869

Diluted earnings per common share	$0.43	$0.27	$1.32	$1.12

Average diluted shares outstanding	84,068	70,080	77,774	69,839

Key operating statistics: (dollars in millions)
Weighted average yields:
Mortgage securities and similar investments	2.17%	2.22%	2.29%	2.63%
Other interest-earning assets	0.09	0.26	0.13	0.18
Total weighted average yields	2.12	2.18	2.25	2.55
Weighted average borrowing rates:
Repurchase arrangements and similar borrowings, as adjusted for interest rate hedging transactions	0.57	0.66	0.57	0.68
Unsecured borrowings	8.49	8.49	8.49	8.49
Other	0.08	–	0.14	–
Total weighted average borrowing rates	0.65	0.78	0.65	0.79

Total weighted average financing spreads	1.47	1.40	1.60	1.76

Net yield on total interest-earning assets	1.50	1.45	1.65	1.83

Average total runoff rate (scheduled payments and prepayments)	19.25	35.61	18.73	35.09

Information on average balances:
Mortgage securities and similar investments	$11,610	$7,314	$10,411	$7,516
Other interest-earning assets	276	172	236	264
Repurchase arrangements and similar borrowings	10,810	6,603	9,649	6,909
Currently-paying swap agreements (notional amounts)	4,112	2,818	3,647	2,824
Unsecured borrowings (included in long-term investment capital)	103	103	103	103
Other interest-bearing liabilities	–	–	5	–
Long-term investment capital	1,351	1,110	1,255	1,119
Portfolio leverage	8.00:1	5.95:1	7.69:1	6.17:1

Incentive compensation, salaries and benefits and other general and administrative expense as a percentage of average long-term investment capital	1.16%	1.22%	1.29%	1.33%

Return on average long-term investment capital	12.67	9.22	13.27	11.98

Capstead’s net income totaled $41 million and $118 million or $0.43 and $1.32 per diluted common share for the quarter and nine months ended September 30, 2011, respectively, compared to $24 million and $94 million or $0.27 and $1.12 per diluted common share for the same periods in 2010. The increase in earnings can largely be attributed to increases in average outstanding portfolio funded by newly raised equity capital and higher leverage levels during 2011. Lower year-to-date financing spreads in 2011 reflect the effects on portfolio yields of ARM loan coupon interest rates underlying the existing portfolio continuing to reset lower to more current rates offset to an extent by lower investment premium amortization expense due to lower mortgage prepayment rates (investment premiums are amortized to earnings as yield adjustments as the portfolio prepays) and lower borrowing rates largely attributable to higher cost interest rate swap agreements being replaced with new swaps at lower rates.

Yields on interest-earning assets averaged 6 basis points lower during the quarter and 30 basis points lower during the nine months ended September 30, 2011 compared to the same periods in 2010 for the reasons noted above. The portfolio’s cash yield (calculated on the cost basis of the portfolio before investment premium amortization) averaged 2.85% and 2.91% during the quarter and nine months ended September 30, 2011, respectively, compared to 3.19% and 3.46% for the same periods in 2010. Investment premium amortization of $20 million and $48 million for the quarter and nine months ended September 30, 2011 represented yield adjustments of 68 and 62 basis points, respectively, compared to 97 and 83 basis points for the same periods in 2010. Total portfolio runoff averaged 19.3% and 18.7% on an annualized basis during the quarter and nine months ended September 30, 2011, respectively, (16.9% and 16.3% constant prepayment rates), compared to 35.6% and 35.1% (33.7% and 30.8% constant prepayment rates) during the same periods in 2010. Lower current year prepays reflect that the GSEs largely completed buyouts of a backlog of seriously delinquent loans in 2010. Additionally, because the Company’s portfolio consists primarily of well-seasoned current-reset ARM securities, relatively few borrowers can take advantage of low current mortgage interest rates because of low housing prices and credit problems being experienced by many of these borrowers.

Borrowing rates on interest-bearing liabilities averaged 13 basis points lower during the quarter and 14 basis points lower during the nine months ended September 30, 2011 than during the same periods in 2010. The Company’s borrowings under repurchase arrangements typically reset in rate every 30 to 90 days as they are re-established at prevailing rates corresponding to the terms of the borrowings. Rates on these borrowings averaged 0.25% and 0.26% during the quarter and nine months ended September 30, 2011, respectively, compared to 0.30% and 0.26% during the same periods in 2010. Borrowing rates on approximately $4.11 billion and $3.65 billion of the Company’s average borrowings during the quarter and nine months ended September 30, 2011, respectively, were effectively fixed through the use of interest rate swap agreements. The corresponding amount was $2.82 billion for each of the same periods in 2010. Fixed-rate payment requirements on the Company’s currently-paying swap positions averaged 1.01% and 1.03% during the quarter and nine months ended September 30, 2011, respectively, compared to 1.19% and 1.35% during the same periods in 2010. Lower fixed-rate payment requirements on these positions in 2011 reflect the expiration of $1.90 billion notional amount of relatively high-cost swap agreements since the beginning of 2010.

Miscellaneous other revenue (expense) includes a $470,000 impairment charge recorded in June 2011 to reduce the Company’s remaining investment in two townhome developments which stood at approximately $3 million at September 30, 2011. The charge reflects slow unit sales and poor housing market conditions. Incentive compensation reflects accruals under a performance-based employee incentive compensation program that provides for a participation in annual earnings, in excess of a benchmark amount and caps annual incentive compensation at 50 basis points multiplied by average long-term investment capital, as defined under this program. The 2011 accruals reflect increases in current year earnings and average long-term investment capital, largely offset by an adjustment made for 2011 to raise the benchmark return threshold from 8% to 10%. Salary and benefits expense was higher in 2011 primarily as a result of higher payments on dividend equivalent rights awarded executive officers which fluctuate with earnings and higher performance-based stock award amortization. See “NOTE 10” to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs. Other general and administrative expense was lower in 2011 compared to the same periods in 2010 which included over $1 million in legal and other costs associated with curtailed efforts to enhance recovery prospects for the Company’s written-off Nevis investment.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity available under its borrowing arrangements is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of September 30, 2011 and the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Since the financial market turmoil experienced in 2007 and 2008, Capstead has expanded the number of lending counterparties it does business with in order to support larger holdings of residential mortgage investments and to increase its financial flexibility and ability to withstand periods of contracting market liquidity. As of September 30, 2011, the Company had uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 25 of these counterparties. Interest rates on borrowings under repurchase arrangements are generally based on prevailing rates at inception corresponding to the terms of the borrowings. All terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries. Borrowings under repurchase arrangements increased to $11.09 billion at September 30, 2011, primarily with original maturities of 30 to 120 days. Total borrowings under repurchase arrangements began the year at $7.79 billion, ended the first and second quarters at $9.13 billion and $10.44 billion and averaged $8.30 billion, $9.80 billion and $10.81 billion during the quarters ended March 31, June 30 and September 30, 2011, respectively. Average borrowings for the periods noted above were lower than at the related quarter-ends primarily due to portfolio growth and differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to higher short-term interest rates, Capstead uses currently-paying and forward-starting, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that typically require interest payments for two-year terms. Additionally, in 2010 the Company entered into $100 million notional amount of forward-starting three-month LIBOR-indexed, swap agreements with fixed rate interest payment requirements averaging 4.09% and 20-year terms coinciding with the floating-rate terms of the Company’s long-term unsecured borrowings that begin in 2015 and 2016. These swaps have effectively locked in fixed rates averaging 7.56% (compared to current fixed rates of 8.49%) for the final 20 years of these borrowings that mature in 2035 and 2036. At September 30, 2011 currently-paying swap agreements entered into by the Company had notional amounts totaling $4.0 billion with average remaining interest payment terms of 11 months and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30- to 90-day borrowings under repurchase arrangements. Additionally, at September 30, 2011 the Company held forward-starting swap agreements for this purpose with notional amounts totaling $1.3 billion that begin two-year interest payment terms on various dates between October 2011 and April 2012. The Company intends to continue to manage interest rate risk by utilizing suitable derivative financial instruments such as interest rate swap agreements.

During the nine months ended September 30, 2011 the Company raised $195 million in new common equity capital after underwriting discounts and offering expenses through its at-the-market, continuous offering program. Additionally, between June and September 2011 the Company raised $2.9 million in Series B Preferred stock, after expenses under this program. The Company may raise additional investment capital in future periods while maintaining a disciplined approach to augmenting its capital base, focusing on transactions that are accretive to existing common stockholders and providing the proceeds can be deployed at attractive levels.

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

Income simulation modeling is the primary tool used by management to assess the direction and magnitude of changes in earnings resulting solely from changes in interest rates. Key assumptions in the model include mortgage prepayment rates, adequate levels of market liquidity, changes in market conditions, portfolio leverage levels, and management’s investment capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate the impact of higher or lower interest rates on earnings. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors. Capstead had the following estimated income sensitivity profile at September 30, 2011 and December 31, 2010, respectively (dollars in thousands):

	Federal Funds Rate	10-year U.S. Treasury Rate	Immediate Change In Indicated Rates:*

30-day to one-year rates			Flat	Up 1.00%	Up 1.00%	Up 2.00%	Up 3.00%

10-year U.S. Treasury rate			Down 1.00%	Flat	Up 1.00%	Up 2.00%	Up 3.00%

Projected 12-month income change:
September 30, 2011	<0.25%	1.93%	$(9,100)	$(29,100)	$(25,100)	$(56,800)	$(105,300)
December 31, 2010	<0.25	3.30	(5,400)	(13,600)	(11,400)	(24,800)	(49,600)

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

Risks Related to Capstead’s Business

Potential changes in the relationship between the federal government and the GSEs could negatively affect Capstead’s financial condition and earnings. Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest on these securities are guaranteed by the GSEs, or by an agency of the federal government, Ginnie Mae. Only the guarantee by Ginnie Mae is explicitly backed by the full faith and credit of the federal government. The high actual or perceived credit quality of Agency Securities allows the Company to finance its portfolio using repurchase arrangements with relatively low interest rate terms and margin requirements that otherwise would not be available. As a result of deteriorating housing market conditions that began in 2007, the GSEs have incurred substantial losses due to high levels of mortgagor defaults, which are ongoing. In response, in 2008 the Federal Housing Finance Agency placed the GSEs into conservatorship, allowing it to operate the GSEs without forcing them to liquidate. Additionally, the federal government, through the U.S. Treasury and the Federal Reserve, undertook other actions to provide financial support to these entities and the housing market including committing to ensure the GSEs maintain a positive net worth through 2012 through the purchase of preferred stock, the acquisition by March 2010 of $1.25 trillion in Agency Securities and, more recently, the reinvestment of related runoff into additional holdings of Agency Securities. These and other steps taken by the federal government were designed to support market stability and mortgage availability at favorable rates by providing additional confidence to investors in Agency Securities. There can be no assurance that the federal government’s support for the GSEs and the market for Agency Securities will be adequate to achieve these goals.

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

Failure of federal lawmakers to reach agreement on reducing future federal budget deficits could negatively impact Capstead’s liquidity, financial condition and earnings. Federal budget deficit concerns have increased the possibility of further credit rating agency actions to downgrade the federal government’s credit rating and, more critically, a decrease in the market’s perception of the creditworthiness of debt securities issued by or guaranteed by the federal government. Because the GSEs are relying on federal government support, the perception of credit risk associated with Agency Securities and, therefore, the value of the Company’s holdings of Agency Securities could be negatively affected.

In addition, these circumstances could create broader financial turmoil and uncertainty, which may weigh heavily on the global banking system and limit the availability of borrowings under repurchase arrangements at reasonable terms which could negatively impact the Company’s liquidity, financial condition and earnings.

Legislative and regulatory actions by the federal government could negatively affect the availability or terms of financing using repurchase arrangements. In July 2010 the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in order to restrict certain business practices of systemically significant participants in the financial markets, which include most of the Company’s lending counterparties. Additionally, Dodd Frank places restrictions on residential mortgage loan originations and reforms the asset-backed securitization markets most notably by imposing credit risk retention requirements. It remains unclear how significant of an impact Dodd Frank will have on the financial markets in general and on the Company’s strategy of holding a leveraged portfolio of Agency Securities. However, it is possible that the availability or terms of financing using repurchase arrangements could be negatively affected.

Government-supported mortgagor relief programs could negatively affect Capstead’s financial condition and earnings. U.S. policy makers have established programs designed to provide qualified homeowners with assistance in avoiding foreclosure or in qualifying for the refinancing of their existing mortgages, which typically entails the pay off of existing mortgages with any losses absorbed by the GSEs. One of these programs, the Home Affordable Refinance Program (“HARP”), is in the process of being revised with the intent of increasing its availability to homeowners who are current on their mortgage payments but whose homes have lost significant value making it difficult to qualify for a new mortgage. A significant expansion of these mortgagor relief programs, as well as any future legislative or regulatory actions, could significantly reduce the expected life of the Company’s residential mortgage investments; therefore, actual yields the Company realizes on these investments could be lower due to faster amortization of investment premiums. Additionally, book value per common share can be adversely affected when relatively high coupon mortgage securities that typically have higher valuations prepay.

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

Failure to maintain an exemption from the Investment Company Act of 1940 would adversely affect Capstead’s results of operations. The Investment Company Act of 1940 (the “40 Act”) exempts from regulation as an investment company any entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Capstead believes that it conducts its business in a manner that allows the Company to avoid registration as an investment company under the 40 Act. For over 30 years, the staff of the Securities and Exchange Commission (“SEC”) has interpreted the provisions of the 40 Act to require, among other things, a REIT to maintain at least 55% of its assets directly in qualifying real estate interests and at least 80% of its assets in real estate-related assets in order to be exempt from regulation as an investment company. Critical to Capstead’s exemption from regulation as an investment company is the long-standing staff interpretation that so called whole loan mortgage securities, in which an investor holds all issued certificates with respect to an underlying pool of mortgage loans, constitutes a qualifying real estate interest for purposes of the staff’s 55% qualifying real estate interest requirement. Conversely, so called partial pool mortgage securities presently do not qualify for purposes of meeting the 55% requirement, although they are considered by the staff to be real estate-related assets for purposes of meeting the staff’s 80% real estate-related asset requirement.

Recently, the staff issued a request for information (Concept Release No. IC-29778) from industry participants and investors regarding, among other things, its past interpretations of the 40 Act real estate exemption, including the interpretations described above, raising concerns that the SEC may issue a proposal for rulemaking that could overturn some of its past interpretations regarding the real estate exemption. If the SEC or its staff adopts contrary interpretations of the 40 Act and the Company becomes regulated as an investment company, the Company would be unable to conduct business as described in this filing because its ability to use leverage would be substantially reduced. This could require selling most of the Company’s portfolio under adverse market conditions resulting in losses.

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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:

•

Amortization of Investment Premiums on Financial Assets – Investment premiums on financial assets are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. For most of Capstead’s financial assets, estimates and judgments related to future levels of mortgage prepayments are critical to this determination. Mortgage prepayment expectations can change based on how current and projected changes in interest rates impact the economic attractiveness of mortgage refinance opportunities, if available, and other factors such as portfolio composition. In recent years, the ability of mortgagors to refinance has also been impacted by more stringent loan underwriting practices and lending industry capacity restraints, low housing prices and credit problems being experienced by many of these borrowers. Management estimates mortgage prepayments based on past experiences with specific investments within the portfolio in addition to the factors mentioned above. Should actual prepayment rates differ materially from these estimates, investment premiums would be expensed at a different pace.

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

The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future 30- and 90-day borrowings and the 20-year floating-rate periods of the Company’s long-term unsecured borrowings. Variable-rate payments to be received on the swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally on a monthly basis while fixed rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments. See “NOTES 6 and 7” to the consolidated financial statements and “Financial Conditions–Residential Mortgage Investments” for additional information regarding the Company’s current use of Derivatives and its related risk management policies.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•	changes in general economic conditions;

•	fluctuations in interest rates and levels of mortgage prepayments;

•	the effectiveness of risk management strategies;

•	the impact of differing levels of leverage employed;

•	liquidity of secondary markets and credit markets;

•	the availability of financing at reasonable levels and terms to support investing on a leveraged basis;

•	the availability of new investment capital;

•	the availability of suitable qualifying investments from both an investment return and regulatory perspective;

•	changes in legislation or regulation affecting the GSEs and similar federal government agencies and related guarantees;

•	changes in legislation or regulation affecting exemptions for mortgage REITs from regulation under the Investment Company Act of 1940;

•	deterioration in credit quality and ratings of existing or future issuances of GSE or Ginnie Mae securities; and

•	increases in costs and other general competitive factors.

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

ITEM 4.    CONTROLS AND PROCEDURES

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2011.

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

**Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: November 4, 2011	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: November 4, 2011	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer