Form 10-K
period 2011-12-31
CAPSTEAD MORTGAGE CORP
filed 2012-02-24
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

✓	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:         December 31, 2011

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

Large accelerated filer ✓     Accelerated filer        Non-accelerated filer        Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES    NO ✓

At June 30, 2011 the aggregate market value of the common stock held by nonaffiliates was $1,073,700,004.

Number of shares of Common Stock outstanding at February 24, 2012: 90,314,208

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the 2012 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

CAPSTEAD MORTGAGE CORPORATION

2011 FORM 10-K ANNUAL REPORT

PART I

PART I

ITEM 1.	BUSINESS

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac (together, the “GSEs”), or by an agency of the federal government, Ginnie Mae. Residential mortgage pass-through securities guaranteed by the GSEs or Ginnie Mae, referred to as “Agency Securities,” are considered to have limited, if any, credit risk, particularly in light of the conservatorship of the GSEs by the federal government.

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

Competition

As a residential mortgage REIT that focuses on investing in ARM Agency Securities, Capstead competes for the acquisition of suitable investments with other mortgage REITs, commercial banks, savings banks, insurance companies, and institutional investors such as private equity funds, mutual funds, pension funds and sovereign wealth funds. Many of these entities have greater financial resources and access to capital than the Company. In addition, the federal government, through the Federal Reserve, U.S. Treasury, the GSEs and the Federal Home Loan Banks, has substantial holdings of primarily fixed-rate Agency Securities. Increased competition for the acquisition of Agency Securities can result in higher pricing levels for such assets. Although higher pricing levels generally correspond to a higher book value per common share for the Company, higher pricing levels also generally result in lower portfolio yields, which could adversely affect future profitability.

Further, the policy goals of the federal government may differ from the economic goals of other investors in Agency Securities. For instance, the Federal Reserve, the U.S. Treasury or the GSEs may determine it is appropriate to reduce their holdings of Agency Securities, which could result in lower pricing levels. Although this may result in an opportunity to acquire assets at more attractive yields, the Company’s book value per common share could be negatively affected.

Regulation and Related Matters

Operating as a REIT that primarily invests in Agency Securities subjects the Company to various federal regulatory requirements. For further discussion, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 22 through 26 under the captions “Risk Factors Related to Capstead’s Status as a REIT and Other Tax Matters” and “Risk Factors Related to Capstead’s Corporate Structure,” which is incorporated herein by reference.

Employees

As of December 31, 2011, the Company had 12 full-time employees and three part-time employees.

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

Cautionary Statement Concerning Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

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

ITEM 1A.	RISK FACTORS

Under the captions “Risk Factors” and “Critical Accounting Policies” on pages 18 through 26 and 26 through 28, respectively, of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference, are discussions of risk factors and critical accounting policies affecting Capstead’s financial condition and results of operations that are an integral part of this report. Readers are strongly urged to consider the potential impact of these factors and accounting policies on the Company while reading this document.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Capstead’s headquarters are located in Dallas, Texas in office space leased by the Company.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The New York Stock Exchange trading symbol for Capstead’s common shares is CMO. As of December 31, 2011, the Company had 1,341 common stockholders of record and depository companies held common shares for 44,885 beneficial owners.

The high and low sales prices and dividends declared on the common shares were as follows:

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Sales Prices		Dividends Declared	Sales Prices		Dividends Declared
	High	Low		High	Low
First quarter	$13.48	$12.49	$0.41	$13.83	$11.64	$0.50
Second quarter	13.95	12.65	0.48	12.00	8.12	0.36
Third quarter	13.69	11.24	0.44	12.56	10.69	0.26
Fourth quarter	13.11	10.00	0.43	13.07	10.80	0.39

Set forth below is a graph comparing the yearly percentage change in the cumulative total stockholder return on Capstead common shares, with the cumulative total return of the Russell 2000 Index and the NAREIT Mortgage Index for the five years ended December 31, 2011 assuming the investment of $100 on December 31, 2006 and the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	Period Ending
	12/31/06	12/31/07	12/31/08	12/31/09	12/31/1009	12/31/110
Capstead Mortgage Corporation	$100.00	$163.46	$159.08	$239.00	$250.03	$283.57
Russell 2000 Index	100.00	98.43	65.18	82.89	105.14	100.75
NAREIT Mortgage Index	100.00	57.65	39.60	49.35	60.51	59.05

See ITEM 11 of this report for information regarding equity compensation plans which is incorporated herein by reference. Capstead did not sell any unregistered securities during the past three fiscal years.

ITEM 6.	SELECTED FINANCIAL DATA

This table summarizes selected financial information (in thousands, except per share data). For additional information, refer to the audited financial statements and notes thereto included under Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this report.

	As of or for the year ended December 31
	2011	2010	2009	2008	2007
Selected statement of income data:
Interest income:
Mortgage securities and similar investments	$243,077	$199,300	$314,100	$398,285	$310,698
Other	301	478	495	2,204	945

	243,378	199,778	314,595	400,489	311,643

Interest expense:
Repurchase arrangements and similar borrowings	(57,328)	(47,502)	(120,083)	(249,706)	(266,901)
Unsecured borrowings	(8,747)	(8,747)	(8,747)	(8,747)	(8,747)
Other	(5)	(2)	–	–	–

	(66,080)	(56,251)	(128,830)	(258,453)	(275,648)

	177,298	143,527	185,765	142,036	35,995
Other revenue (expense) (a)	(17,094)	(16,631)	(56,502)	(16,113)	(11,282)

Net income	$160,204	$126,896	$129,263	$125,923	$24,713

Net income available to common stockholders, after payment of preferred share dividends	$139,835	$106,663	$109,024	$105,672	$4,457

Diluted net income per common share	$1.75	$1.52	$1.66	$1.93	$0.19

Cash dividends per common share	1.76	1.51	2.24	2.02	0.34

Average diluted common shares outstanding	79,696	69,901	65,449	54,468	23,087

Selected balance sheet data:
Mortgage securities and similar investments	$12,264,906	$8,515,691	$8,091,103	$7,499,249	$7,108,438
Total assets	12,844,622	8,999,362	8,628,903	7,729,362	7,208,926
Repurchase arrangements and similar borrowings	11,352,444	7,792,743	7,435,256	6,751,500	6,500,362
Long-term investment capital: (b)
Unsecured borrowings, net	99,978	99,978	99,978	99,978	99,978
Preferred stockholders’ equity	184,514	179,323	179,333	179,460	179,533
Common stockholders’ equity	1,108,193	848,102	834,608	580,990	381,384
Book value per common share (unaudited)	12.52	12.02	11.99	9.14	9.25

Key operating data:
Portfolio acquisitions (principal amount)	$5,673,803	$3,299,600	$1,969,113	$2,800,579	$4,400,346
Portfolio runoff (principal amount)	2,127,812	2,932,978	1,513,967	1,511,362	1,751,046
Common equity capital raised (c)	231,673	10,423	81,441	280,716	207,383
Year-end portfolio leverage (d)	8.15:1	6.91:1	6.67:1	7.85:1	9.84:1
Total average financing spread (e)	1.56%	1.74%	2.23%	1.59%	0.45%
Total average portfolio runoff rate (scheduled payments and prepayments)	18.55	31.17	18.32	18.35	28.13
Return on average long-term investment capital	13.14	12.08	13.34	16.52	6.86
Return on average common equity capital	13.94	12.68	14.90	21.03	2.29

(a)	In 2009 the Company recorded impairment charges totaling $40 million substantially reducing its exposure to investments in commercial real estate loans.
(b)

Long-term investment capital consists of long-term unsecured borrowings, net of related investments in statutory trusts accounted for as unconsolidated affiliates, along with preferred and common stockholders’ equity.

(c)

Common equity capital raised pursuant to underwritten offerings, including three marketed transactions in 2008 and 2007, and the use of an at-the-market, continuous offering program during all years presented. Additionally, in 2011 the Company raised $5 million in new preferred equity capital using a continuous offering program.

(d)	Portfolio leverage is calculated by dividing repurchase arrangements and similar borrowings by long-term investment capital.
(e)	Total financing spread includes returns on all interest-earning assets, including cash and cash equivalents, as well as rates paid on interest-bearing liabilities, principally unsecured borrowings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Capstead operates as a self-managed REIT and earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of ARM Agency Securities, which are considered to have limited, if any, credit risk, particularly in light of the conservatorship of the GSEs by the federal government.

Capstead finances its investments with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital, which as of December 31, 2011 totaled $1.39 billion and consisted of $1.11 billion of common and $185 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). Long-term investment capital increased by $265 million or 24% during 2011 as a result of $237 million in common and preferred equity capital raises and higher portfolio pricing levels. Holdings of ARM Agency Securities increased by $3.75 billion or 44% during 2011, to $12.26 billion at December 31, 2011, while repurchase arrangements and similar borrowings increased $3.56 billion to $11.35 billion. With this portfolio growth, portfolio leverage (repurchase arrangements and similar borrowings divided by long-term investment capital) increased to 8.15 to one by December 31, 2011 from 6.91 to one at December 31, 2010. Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio of Agency Securities under current market conditions, particularly a portfolio consisting almost entirely of short-duration ARM Agency Securities (duration is a common measure of market price sensitivity to interest rate movements). Provided capital can continue to be deployed at attractive levels and financing conditions remain favorable, management anticipates maintaining portfolio leverage near December 31, 2011 levels.

Capstead reported net income of $160 million or $1.75 per diluted common share for the year ended December 31, 2011, compared to $127 million or $1.52 per diluted common share in 2010. The increase in net income can largely be attributed to increases in average outstanding portfolio, funded by capital raises and higher leverage levels. Total financing spreads (the difference between yields on interest-earning assets and rates on interest-bearing liabilities), averaged 156 basis points for the year ended December 31, 2011, compared to 174 basis points during the same period in 2010. Lower financing spreads in 2011 primarily reflect the effects on portfolio yields of coupon interest rates on ARM loans underlying the portfolio continuing to reset lower to more current rates and lower yields on acquisitions. The effect on financing spreads of lower portfolio yields was partially offset by lower borrowing rates as higher cost interest rate swap agreements matured and were replaced with new swap agreements at lower rates. Additionally, amortization of investment premiums had less of an impact on yields in 2011 because mortgage prepayment rates were lower this year compared to relatively high levels experienced as a consequence of GSE programs to buy out backlogs of seriously delinquent loans from their guarantee portfolios during 2010.

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

Common and Preferred Equity Issuances

During the year ended December 31, 2011 Capstead raised $232 million in new common equity capital, after underwriting discounts and offering expenses, by issuing 17.8 million common shares at an average price of $13.05 per share, after expenses, through the Company’s at-the-market, continuous offering program. Additionally, during 2011 the Company raised $5 million in new preferred equity capital through the issuance of 365,000 Series B preferred shares at an average price of $14.27 per share, after expenses. Subsequent to year-end (through February 23, 2012), the Company raised $25 million and $2 million, net, by issuing 1.9 million and 140,000 shares of new common and preferred equity capital through the continuous offering program, respectively. The Company may raise additional capital in future periods using this program or by other means, subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important company-specific news.

Book Value per Common Share

Nearly all of Capstead’s mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and included in the calculation of book value per common share (total stockholders’ equity, less perpetual preferred share liquidation preferences, divided by common shares outstanding). The fair value of these positions is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels. The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels. Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios that contain a significant amount of non-agency and/or fixed-rate mortgage securities. The following table illustrates the progression of book value per common share during the three years ending December 31, 2011:

	2011	2010	2009
Book value per common share, beginning of year	$12.02	$11.99	$9.14
Accretion from capital raises	0.22	0.01	0.38
Dividend distributions less than (in excess of) net income	(0.06)	0.01	(0.57)
Increase in fair value of mortgage securities classified as available-for-sale	0.61	0.01	2.44
Increase (decrease) in fair value of interest rate swap agreements designated as cash flow hedges of:
Repurchase arrangements and similar borrowings	0.01	(0.13)	0.60
Unsecured borrowings	(0.28)	0.13	–

Book value per common share, end of year	$12.52	$12.02	$11.99

Increase in book value per common share during the indicated year	$0.50	$0.03	$2.85

Residential Mortgage Investments

Capstead’s investment strategy focuses on managing a large portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities. Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by the GSEs, which are federally chartered corporations, or an agency of the federal government, Ginnie Mae. The 2008 conservatorship of the GSEs by their federal regulator, and related capital commitments to the GSEs made by the U.S. Treasury, have largely alleviated market concerns regarding the ability of the GSEs to fulfill their guarantee obligations. By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets. These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising interest rates. The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the three years ended December 31, 2011 (dollars in thousands):

	2011	2010	2009
Residential mortgage investments, beginning of year	$8,515,691	$8,081,050	$7,456,086
Increase in unrealized gains on securities classified as available-for-sale	54,325	1,057	169,145
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.75%, 2.42% and 2.90%, respectively	5,673,803	3,299,600	1,953,526
Securities effectively sold in connection with the bankruptcy of a lending counterparty	(8,262)	–	–
Investment premiums on acquisitions	225,238	114,543	45,680
Portfolio runoff (principal amount)	(2,127,812)	(2,922,978)	(1,513,967)
Investment premium amortization	(68,077)	(57,581)	(29,420)

Residential mortgage investments, end of year	$12,264,906	$8,515,691	$8,081,050

As of December 31, 2011, all but $10 million of Capstead’s residential mortgage investments consisted of ARM securities, which featured the following characteristics (dollars in thousands):

ARM Type (a)	Basis (b)	Net WAC (c)	Fully Indexed WAC (c)	Average Net Margins (c)	Average Periodic Caps (c)	Average Lifetime Caps (c)	Months To Roll (a)
Current-reset ARMs:
Fannie Mae Agency Securities	$5,884,308	2.49%	2.42%	1.70%	3.23%	10.16%	5.1
Freddie Mac Agency Securities	2,171,491	3.22	2.61	1.84	2.69	10.66	6.6
Ginnie Mae Agency Securities	585,040	2.52	1.65	1.51	1.02	9.72	6.6
Residential mortgage loans	5,909	3.48	2.50	2.05	1.53	10.99	4.6

	8,646,748	2.67	2.42	1.72	2.95	10.26	5.5

Longer-to-reset ARMs:
Fannie Mae Agency Securities	1,794,834	3.32	2.89	1.78	4.64	8.42	46.5
Freddie Mac Agency Securities	813,833	3.42	2.95	1.87	4.74	8.52	49.3
Ginnie Mae Agency Securities	764,200	3.41	1.64	1.51	1.02	8.43	37.5

	3,372,867	3.37	2.62	1.74	3.84	8.45	45.1

	$12,019,615	2.87	2.47	1.73	3.20	9.75	16.6

Gross WAC (paid by borrowers) (c)		3.53

(a)

Capstead classifies its ARM investments based on the average length of time until the underlying loans reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARMs, and 18 months or greater for “longer-to-reset” ARMs). Once an ARM loan reaches its initial reset date, it will reset at least once a year to a margin over a corresponding interest rate index, subject to periodic and lifetime limits or caps.

(b)

Basis represents the Company’s investment (unpaid principal balance plus unamortized investment premium) before unrealized gains and losses. As of December 31, 2011, the ratio of basis to related unpaid principal balance for the Company’s ARM securities was 102.76. This table excludes $4 million in fixed-rate Agency Securities, $3 million in fixed-rate residential mortgage loans and $3 million in private residential mortgage pass-through securities held as collateral for structured financings.

(c)

Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees and before amortization of investment premiums, as of the indicated date. Gross WAC includes servicing and other fees paid by borrowers. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average Net Margins represents the weighted average level over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer typically have 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps. For presentation purposes, Average Periodic Caps in the table above reflect (i) initial caps until after an ARM security has reached its initial reset date and (ii) lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps. As of December 31, 2011, 75% of current-reset ARMs were subject to periodic caps averaging 1.85%; 9% were subject to initial caps averaging 4.46%; and 16% were subject to lifetime caps, less the current net WAC, averaging 7.45%. All longer-to-reset ARM securities at December 31, 2011 were subject to initial caps.

ARM securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities either (i) adjust annually based on specified margins over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London interbank offered rate (“LIBOR”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. The Company classifies its ARM investments based on the average length of time until the underlying loans reset to more current rates, referred to as “months to roll” (less than 18 months for “current-reset” ARMs and 18 months or greater for “longer-to-reset” ARMs). After consideration of any applicable initial fixed-rate periods, at December 31, 2011 approximately 75%, 14% and 11% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively. Additionally, at December 31, 2011 approximately 92% of the Company’s current-reset ARM securities have reached an initial coupon reset, while none of its longer-to-reset ARM securities have reached an initial coupon reset. All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances.

Capstead generally pledges its residential mortgage investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as financings by the Company. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. The amount borrowed is generally equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” At December 31, 2011 haircut requirements for pledged Agency Securities ranged from 3.0 to 5.0 percent of the fair value of the pledged securities. After considering related interest receivable, as well as interest payable on these borrowings, the Company had $599 million of equity at risk with its lending counterparties as of December 31, 2011. In connection with the October 2011 bankruptcy of a lending counterparty, the Company received cash in lieu of the return of approximately $8 million of its pledged collateral resulting in a loss of $62,000 on the effective sale of these bonds.

Interest rates charged on repurchase arrangements and similar borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. When the fair value of pledged securities declines due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Conversely, if fair values increase, lenders are required to release collateral back to the Company pursuant to a Company-issued margin call. The Company’s borrowings under repurchase arrangements at December 31, 2011 consisted of $11.35 billion of primarily 30-day borrowings with 24 counterparties at average rates of 0.36%, before the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30- to 90-day borrowings (see below) and 0.58% including the effects of these derivative financial instruments.

To help mitigate exposure to higher short-term interest rates, Capstead uses currently-paying and forward-starting, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that typically require interest payments for two-year terms. Variable payments received by the Company under its swap agreements largely offset interest accruing on a like amount of the Company’s 30- to 90-day borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowing rates. Under the terms of currently-paying interest rate swap agreements held at December 31, 2011, the Company is required to pay fixed rates of interest averaging 0.90% on notional amounts totaling $3.9 billion with average remaining interest payment terms of 13 months. Additionally, as of year-end the Company had entered into forward-starting swap agreements with notional amounts totaling $600 million that will begin requiring interest payments at fixed rates averaging 0.54% for two-year periods that commence on various dates between January 2012 and April 2012, with an average expiration of 26 months. After consideration of all swap positions entered into as of year-end to hedge short-term borrowing rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had estimated durations at December 31, 2011 of 9 3/4 months and 6 months, respectively, for a net duration gap of 3 3/4 months. The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated committed borrowings if available at attractive terms.

ARM Agency Securities typically are acquired at a premium to the securities’ unpaid principal balances and high levels of mortgage prepayments can put downward pressure on yields and financing spreads because the level of mortgage prepayments impacts how quickly investment premiums are written off against earnings as portfolio yield adjustments. Mortgage prepayments continue to be a positive differentiating factor for Capstead with portfolio runoff during 2011 at historically favorable levels averaging 18.6% on an annualized basis (a constant prepayment rate, or “CPR,” of 16.1%). This reflects several critical factors, namely, prepayments on more seasoned securities continue to be suppressed by low housing prices and credit problems being experienced by many of these borrowers, while prepayments on newer originations are somewhat elevated as a result of relatively low prevailing mortgage interest rates. The relatively modest impact on prepayment levels experienced by the Company from these external factors during 2011 reflects a fundamental difference between the Company’s investment strategy of focusing solely on ARM securities and strategies employed by other mortgage REITs. At December 31, 2011, the Company’s ARM investments were backed by mortgages requiring borrowers to make payments predicated on mortgage rates averaging a relatively low 3.53%. Additionally, 72% of the portfolio was backed by seasoned mortgage loans that will reset in rate in less than 18 months, typically to a lower interest rate. As a result, most borrowers with mortgage loans underlying the Company’s investments lack the ability to meaningfully lower their mortgage payments even if they can overcome the other impediments to refinancing mentioned above. This holds true even for borrowers that are eligible to refinance their mortgages under the government’s recently enhanced Home Affordable Refinance Program. For these reasons, management anticipates mortgage prepayments to remain somewhat elevated on newer origination securities (limited to a portion of the Company’s longer-to-reset ARM securities) while prepays on more seasoned longer-to-reset and current-reset ARM securities should remain largely in check in 2012.

Commercial Investments

In 2008, management curtailed its previous practice of periodically augmenting Capstead’s residential mortgage investments with investments in credit-sensitive commercial real estate-related assets. Remaining exposure to these non-core investments at December 31, 2011 consisted of less than $2 million pertaining to two townhome developments in the Dallas, Texas area. This investment is being recovered through the sale of the remaining seven units. The Company remains a subordinated participant in the lending group for the Four Seasons resort in Nevis, West Indies, which was foreclosed on in May 2010. The resort re-opened in December 2010 after having been closed since 2008 as a result of sustaining significant hurricane damage. The Company wrote off its $39 million investment in 2009; a recovery on this investment of any amount would come from the eventual disposition of the resort by the lending group, which is not expected to occur for several years.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead’s investment strategy is to manage a conservatively leveraged portfolio of ARM Agency Securities that can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates. Because of relatively weak market conditions experienced in 2009 and 2010, including high levels of mortgage prepayments experienced in 2010 as a consequence of GSE programs to buy out seriously delinquent loans from their guarantee portfolios, increases in the Company’s residential mortgage investments portfolio during these years were relatively modest, as were portfolio leverage levels. During the latter half of 2010, the Company began growing its holdings of ARM Agency Securities more aggressively in order to re-leverage its investment capital. By March 2011 this effort was largely completed and the Company had resumed raising new common equity capital through its at-the-market continuous offering program. For the year ended December 31, 2011, acquisitions of ARM agency securities totaled $5.67 billion (principal amount) far outpacing portfolio runoff and contributing to a $3.75 billion or 44% increase in the portfolio. This portfolio growth has been funded largely with $237 million in new common and preferred equity capital, cash and cash equivalents, and $3.56 billion in additional borrowings, resulting in an increase in portfolio leverage to current levels, which management believes represents an appropriate and prudent use of leverage for a portfolio of Agency Securities under current market conditions, particularly a portfolio consisting almost entirely of short-duration ARM Agency Securities.

Borrowings under repurchase arrangements generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, potential liquidity inherent in the Company’s residential mortgage investments portfolio is as important as the actual level of cash and cash equivalents carried on the balance sheet. Potential liquidity is affected by, among other things, current portfolio leverage levels; changes in market value of assets pledged and interest rate swap agreements held for hedging purposes, as determined by lending and swap counterparties; principal prepayments; collateral requirements of lenders and swap counterparties; and general conditions in the commercial banking and mortgage finance industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”). Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of December 31, 2011 in comparison with December 31, 2010 (dollars in thousands):

	Investments (a)	Related Borrowings	Capital Employed (a)	Potential Liquidity (b)	Portfolio Leverage (c)
Balances as of December 31, 2011:
Residential mortgage investment portfolio	$12,264,906	$11,352,444	$912,462	$331,045
Cash collateral receivable from swap counterparties, net (d)			17,774	–
Other assets, net of other liabilities			462,449	426,717

			$1,392,685	$757,762	8.15:1

Balances as of December 31, 2010	$8,515,691	$7,792,743	$1,127,403	$653,226	6.91:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated date.
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

(d)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties and the fair value of interest rate swap positions as of the indicated date.

In order to prudently and efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund borrowing and interest rate swap program-related margin calls under stressed market conditions, including margin calls resulting from monthly principal payments (that are not remitted to the Company for 20 to 45 days after any given month-end), as well as reasonably possible declines in the market value of pledged assets and swap positions. In response to deteriorating market conditions, management may reduce portfolio leverage and therefore increase liquidity by raising new common and/or preferred equity capital, selling mortgage securities and/or curtailing the replacement of portfolio runoff. Additionally, the Company routinely does business with a large number of lending counterparties, which bolsters financial flexibility to address challenging market conditions and limits exposure to any individual counterparty.

Tax Considerations of Dividends Paid on Capstead Common and Preferred Shares

Capstead’s common and preferred dividend distributions are characterized as ordinary income or non-taxable return of capital based on the relative amounts of the Company’s earnings and profits (taxable income, with certain prescribed adjustments) compared to total distributions applicable to a given tax year. Distributions in excess of earnings and profits will be characterized as non-taxable return of capital, which will reduce the tax basis of the related shares. In addition, if the Company were to realize gains on sale of assets, a portion of its dividends may be characterized as long term capital gains. Except for in limited circumstances, none of the Company’s dividends will be considered qualifying dividends eligible to be taxed at the reduced dividend tax rate. All dividends taxable in 2011 and 2009 are characterized as ordinary income. All preferred dividends and 94.70% of common dividend distributions taxable in 2010 are characterized as ordinary income, while 5.30% of the common dividend distributions are characterized as return of capital. In accordance with the spillover distribution provisions of IRC 857(b)(9), $0.3905 of the fourth quarter 2011 common dividend of $0.43 paid in January 2012 is taxable in 2011 and $0.0395 will be taxable in 2012. Dividend characterization for all tax years is available in the investor relations section of the Company’s website at www.capstead.com. Due to the complex nature of applicable tax rules, it is recommended that stockholders consult their tax advisors to ensure proper tax treatment of dividends received.

Off-Balance Sheet Arrangements and Contractual Obligations

At December 31, 2011, Capstead did not have any off-balance sheet arrangements. The Company’s contractual obligations at December 31, 2011 were as follows (in thousands):

	Payments Due by Period
	Total	12 Months or Less	13 – 36 Months	37 – 60 Months	>Than 60 Months
Repurchase arrangements and similar borrowings	$11,359,403	$11,357,215	$1,460	$491	$237
Unsecured borrowings	302,100	8,382	16,764	16,764	260,190
Interest rate swap agreements designated as cash flow hedges of:
Repurchase arrangements	25,218	16,652	8,566	–	–
Unsecured borrowings	21,805	–	–	1,365	20,440
Corporate office lease	2,384	256	528	560	1,040

	$11,710,910	$11,382,505	$27,318	$19,180	$281,907

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

RESULTS OF OPERATIONS

	Year Ended December 31
	2011	2010	2009
Income statement data: (dollars in thousands, except per share data)
Interest income:
Mortgage securities and similar investments	$243,077	$199,300	$314,100
Other	301	478	495

	243,378	199,778	314,595

Interest expense:
Repurchase arrangements and similar borrowings	(57,328)	(47,502)	(120,083)
Unsecured borrowings	(8,747)	(8,747)	(8,747)
Other	(5)	(2)	–

	(66,080)	(56,251)	(128,830)

	177,298	143,527	185,765

Other revenue (expense):
Miscellaneous other revenue (expense)	(1,023)	(904)	(40,641)
Incentive compensation expense	(5,697)	(5,055)	(4,769)
Salaries and benefits	(6,701)	(6,097)	(5,558)
Other general and administrative expense	(3,932)	(4,834)	(5,793)

	(17,353)	(16,890)	(56,761)
Equity in earnings of unconsolidated affiliates	259	259	259

Net income	$160,204	$126,896	$129,263

Diluted net income per common share	$1.75	$1.52	$1.66

Average diluted shares outstanding	79,696	69,901	65,449

Key operating statistics: (dollars in millions, unaudited)
Weighted average yields:
Mortgage securities and similar investments	2.24%	2.60%	4.13%
Other interest-earning assets	0.12	0.19	0.34
Total weighted average yields	2.20	2.52	4.06
Weighted average borrowing rates:
Repurchase arrangements and similar borrowings, as adjusted for interest rate hedging transactions	0.56	0.66	1.73
Unsecured borrowings	8.49	8.49	8.49
Other	0.14	0.19	–
Total weighted average borrowing rates	0.64	0.78	1.83

Total weighted average financing spreads	1.56	1.74	2.23

Net yield on total interest-earning assets	1.60	1.81	2.40

Average total runoff rate (scheduled payments and prepayments)	18.55	31.17	18.32

Average balance information:
Mortgage securities and similar investments	$10,840	$7,666	$7,605
Other interest-earning assets	241	255	145
Repurchase arrangements and similar borrowings	10,060	7,050	6,861
Currently-paying swap agreements (notional amounts)	3,728	2,818	2,531
Unsecured borrowings (included in long-term investment capital)	103	103	103
Other interest-bearing liabilities	3	1	–
Long-term investment capital	1,284	1,121	1,033
Portfolio leverage	7.83:1	6.29:1	6.64:1

Incentive compensation, salaries and benefits and other general and administrative expense as a percentage of average long-term investment capital	1.27%	1.43%	1.56%

Return on average long-term investment capital	13.14	12.08	13.34

Return on average common equity capital	13.94	12.68	14.90

2011 Compared to 2010

Capstead’s net income totaled $160 million or $1.75 per diluted common share for 2011, compared to $127 million or $1.52 per diluted common share for 2010. The increase in net income can largely be attributed to increases in average outstanding portfolio, funded by capital raises and higher leverage levels. Lower financing spreads in 2011 primarily reflect the effects on portfolio yields of coupon interest rates on ARM loans underlying the existing portfolio continuing to reset lower to more current rates as well as lower yields on acquisitions. The effect on financing spreads of lower portfolio yields was partially offset by lower borrowing rates as higher cost interest rate swap agreements termed out and were replaced with new swap agreements at lower rates. Additionally, amortization of investment premiums had less of an impact on yields in 2011 because mortgage prepayment rates were lower this year compared to relatively high levels experienced as a consequence of GSE programs to buy out backlogs of seriously delinquent loans from their guarantee portfolios during 2010. Portfolio leverage ended the year at 8.15 to one, compared to 6.91 to one at December 31, 2010.

Yields on interest-earning assets averaged 32 basis points lower during 2011 compared to 2010 for the reasons noted above. The portfolio’s cash yield (calculated on the cost basis of the portfolio before investment premium amortization) averaged 2.87% during 2011, compared to 3.35% in 2010. Investment premium amortization of $68 million for the year ended December 31, 2011 represented a yield adjustment of 63 basis points, compared to 75 basis points in 2010. Total portfolio runoff averaged 18.6% on an annualized basis during 2011, compared to 31.2% in 2010. Lower prepayment rates in 2011 reflect that the GSEs largely completed buyouts of a backlog of seriously delinquent loans in 2010. Additionally, because the Company’s portfolio consists primarily of well-seasoned current-reset ARM securities, relatively few borrowers could take advantage of lower prevailing mortgage interest rates because of low housing prices and credit problems being experienced by many of these borrowers.

Borrowing rates on interest-bearing liabilities averaged 14 basis points lower during 2011 than in 2010. The Company’s borrowings under repurchase arrangements typically reset in rate every 30 to 90 days as they are re-established at prevailing rates corresponding to the terms of the borrowings. Rates on these borrowings, before adjustment for the effects of interest rate swap agreements held as cash flow hedges, averaged 0.28% during 2011 compared to 0.27% during 2010. Borrowing rates on approximately $3.73 billion of the Company’s average borrowings during 2011 were effectively fixed through the use of interest rate swap agreements. The corresponding amount was $2.82 billion for the same period in 2010. Fixed-rate payment requirements on the Company’s currently-paying swap positions averaged 1.00% during 2011 compared to 1.30% during 2010. Lower fixed-rate payment requirements on these positions in 2011 reflect ongoing expirations of relatively high-cost swap agreements over time that have largely been replaced with new swap agreements at lower rates.

Miscellaneous other revenue (expense) includes a $470,000 impairment charge and $277,000 in operating costs, net of gains on unit sales, related to Capstead’s remaining commercial real estate investments which consist of two townhome developments in the Dallas, Texas area. This activity lost $543,000 in 2010. Higher incentive compensation expense reflects accruals under a performance-based employee incentive compensation program that provides for a participation in annual earnings, in excess of a benchmark amount and caps annual incentive compensation at 50 basis points multiplied by average long-term investment capital, as defined under this program. The 2011 accruals were limited to the “capped” amounts and reflect increases in average long-term investment capital. Salary and benefits expense was higher in 2011 primarily as a result of additional payments on dividend equivalent rights awarded executive officers, reflecting higher dividend levels and a larger number of rights outstanding, and increased performance-based stock award amortization, reflecting a larger number of grants outstanding. See “NOTE 11” to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs. Other general and administrative expense was lower in 2011 compared to 2010 which included over $1 million in legal and other costs associated with curtailed efforts to enhance recovery prospects for the Company’s written-off Nevis investment.

2010 Compared to 2009

Capstead’s net income totaled $127 million or $1.52 per diluted common share for 2010, compared to $129 million or $1.66 per diluted common share for 2009 which included impairment and related charges of over $40 million on investments in commercial real estate loans. Excluding these charges from 2009 results, 2010 earnings declined by approximately $43 million as net interest margins declined by $42 million to $144 million. The decrease in net interest margins can largely be attributed to lower total financing spreads, which averaged 174 basis points for 2010 compared to 223 basis points during 2009. Financing spreads were negatively affected by significantly higher investment premium amortization resulting from a sharp increase in mortgage prepayments between March and July of 2010 associated with the GSE buyout programs, as well as lower coupon interest rates on ARM loans underlying the portfolio that reset to more current interest rates and lower yields on portfolio acquisitions. Although portfolio leverage ended the year at 6.91 to one, compared to 6.67 to one at December 31, 2009, this increase occurred late in the year and therefore had a limited impact on 2010 earnings.

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

Borrowing rates on interest-bearing liabilities averaged 105 basis points lower during 2010 than during 2009 reflecting improved borrowing conditions and lower prevailing short-term interest rates, as well as lower rates on interest rate swap positions. Borrowing rates on approximately $2.82 billion of the Company’s average borrowings during 2010 were effectively fixed through the use of interest rate swap agreements. This compares to $2.97 billion in 2009, which also included longer-dated repurchase arrangements entered into prior to 2008. Rates on the Company’s swap positions averaged 1.30% during 2010 compared to 3.16% on swap positions and longer-dated repurchase arrangements during 2009. Lower rates on these positions realized in 2010 reflect the expiration of $1.90 billion notional amount of relatively high-cost swap agreements between November 2009 and September 2010 as well as the maturity of remaining longer-dated repurchase arrangements by August 2009. Rates on borrowings under repurchase arrangements averaged 0.27% during 2010 compared to 0.59% during 2009.

Miscellaneous other revenue (expense) includes, among other items, operating and sale activity associated with townhome development loans consolidated since the fourth quarter of 2009 under variable interest entity accounting rules. This activity lost $543,000 in 2010 compared to over $1 million in 2009. Also included in 2009 was the total write-off of the Company’s $39 million Nevis, West Indies commercial real estate loan investment. Higher incentive compensation expense reflects accruals under the previously-described performance-based annual employee incentive compensation program with payouts limited to the “capped” amounts. Salaries and benefits increased primarily due to higher stock compensation costs. General and administrative expense includes over $1 million in primarily legal expenses incurred during the first half of 2010 associated with curtailed efforts to enhance recovery prospects for the Company’s written off Nevis investment.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity available under its borrowing arrangements is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of December 31, 2011 and the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Since the financial market turmoil experienced in 2007 and 2008, Capstead has expanded the number of lending counterparties it does business with in order to support larger holdings of residential mortgage investments and to increase its financial flexibility and ability to withstand periods of contracting market liquidity. As of December 31, 2011, the Company had uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 24 of these counterparties. Interest rates on borrowings under repurchase arrangements are generally based on prevailing rates at inception corresponding to the terms of the borrowings. All terms and conditions are negotiated on a transaction-by-transaction basis. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries. Borrowings under repurchase arrangements increased to $11.35 billion at December 31, 2011, primarily with original maturities of 30 to 120 days, compared to $7.79 billion at December 31, 2010. Borrowings under repurchase arrangements averaged $10.06 billion during the year ended December 31, 2011. Average borrowings were lower than at year-end primarily due to portfolio growth and differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to higher short-term interest rates, Capstead uses currently-paying and forward-starting, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that typically require interest payments for two-year terms. At December 31, 2011 currently-paying swap agreements entered into by the Company had notional amounts totaling $3.90 billion with average remaining interest payment terms of 13 months and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30- to 90-day borrowings under repurchase arrangements. Additionally, at December 31, 2011 the Company held forward-starting swap agreements for this purpose with notional amounts totaling $600 million that begin two-year interest payment terms on various dates between January 2012 and April 2012. Relative to the floating rate terms of the Company’s $100 million in unsecured borrowings that begin in 2015 and 2016, during 2010 the Company entered into forward-starting swap agreements to effectively lock in fixed rates averaging 7.56% (compared to current fixed rates of 8.49%) for the final 20 years of these borrowings that mature in 2035 and 2036. The Company intends to continue to manage interest rate risk by utilizing suitable derivative financial instruments such as interest rate swap agreements.

During the year ended December 31, 2011 the Company raised $232 million in new common equity capital after underwriting discounts and offering expenses through its at-the-market, continuous offering program. Additionally, from June through December of 2011 the Company raised $5 million in Series B Preferred stock, after expenses under this program. Subsequent to year-end (through February 23, 2012), the Company raised $25 million and $2 million, net, in new common and preferred equity capital through the program, respectively. The registration statement used for registering shares issued under this program expired on February 12, 2012. If shares sold subsequent to February 12, 2012 were held to be issued without registration in violation of the Securities Act of 1933, as amended, we could potentially be required to repurchase some or all of these shares, at the original purchase price (less than $9 million, in aggregate), plus statutory interest, less dividends paid on the shares, subject to the statutory limitations period. Any such repurchase obligation would not be material to the Company’s liquidity, earnings or financial condition. A new registration statement was filed with the SEC on February 21, 2012 to facilitate the resumption of sales under the program. The Company may raise additional investment capital in future periods while maintaining a disciplined approach to augmenting its capital base, focusing on transactions that are accretive to existing common stockholders and providing the proceeds can be deployed at attractive levels.

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

Income simulation modeling is the primary tool used by management to assess the direction and magnitude of changes in earnings resulting solely from changes in interest rates. Key assumptions in the model include mortgage prepayment rates, adequate levels of market liquidity, changes in market conditions, portfolio leverage levels, and management’s investment capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate the impact of higher or lower interest rates on earnings. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors. Capstead had the following estimated income sensitivity profile at December 31, 2011 and December 31, 2010, respectively (dollars in thousands):

	Federal Funds Rate	10-year U.S. Treasury Rate		Immediate Change in Indicated Rates: *
30-day to one-year rates			Flat	Up 1.00%	Up 1.00%	Up 2.00%	Up 3.00%
10-year U.S. Treasury rate			Down 1.00%	Flat	Up 1.00%	Up 2.00%	Up 3.00%
Projected 12-month income change:
December 31, 2011	<0.25%	1.88%	$(8,600)	$(27,100)	$(23,200)	$(54,700)	$(105,800)
December 31, 2010	<0.25%	3.30%	(5,400)	(13,600)	(11,400)	(24,800)	(49,600)

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

Risks Related to Capstead’s Business

Potential changes in the relationship between the federal government and the GSEs could negatively affect Capstead’s liquidity, financial condition and earnings. Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest on these securities are guaranteed by the GSEs, or by an agency of the federal government, Ginnie Mae. Only the guarantee by Ginnie Mae is explicitly backed by the full faith and credit of the federal government. The high actual or perceived credit quality of Agency Securities allows the Company to finance its portfolio using repurchase arrangements with relatively low interest rate terms and margin requirements that otherwise would not be available. As a result of deteriorating housing market conditions that began in 2007, the GSEs have incurred substantial losses due to high levels of mortgagor defaults, which are ongoing. In 2008 the Federal Housing Finance Agency placed the GSEs into conservatorship, allowing it to operate the GSEs without forcing them to liquidate. Additionally, the federal government, through the U.S. Treasury and the Federal Reserve, undertook other actions to provide financial support to these entities and the housing market including committing to ensure the GSEs maintain a positive net worth through 2012 through the purchase of preferred stock, the acquisition by early 2010 of $1.25 trillion in Agency Securities and the subsequent reinvestment of related runoff into additional holdings of Agency Securities. These and other steps taken by the federal government were designed to support market stability and mortgage availability at favorable rates by providing additional confidence to investors in Agency Securities. There can be no assurance that the federal government’s support for the GSEs and the market for Agency Securities will continue to be adequate to achieve these goals.

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

Failure of the federal government to reduce future federal budget deficits could negatively impact Capstead’s liquidity, financial condition and earnings. Federal budget deficit concerns have increased the possibility of a decrease in the market’s perception of the creditworthiness of debt securities issued by or guaranteed by the federal government and of further credit rating agency actions to downgrade the federal government’s credit rating. Because the GSEs are relying on federal government support, the perception of credit risk associated with Agency Securities and, therefore, the value of the Company’s holdings of Agency Securities could be negatively affected. In addition, these circumstances could create broader financial turmoil and uncertainty, which may weigh heavily on the global banking system and limit the availability of borrowings under repurchase arrangements at reasonable terms which could negatively impact the Company’s liquidity, financial condition and earnings.

Legislative and regulatory actions by the federal government could negatively affect the availability or terms of financing under standard repurchase arrangements. In July 2010 the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in order to restrict certain business practices of systemically significant participants in the financial markets, which include most of the Company’s lending counterparties. Additionally, Dodd Frank places restrictions on residential mortgage loan originations and reforms the asset-backed securitization markets most notably by imposing credit risk retention requirements. It remains unclear how significant of an impact Dodd Frank will have on the financial markets in general and on the Company’s strategy of holding a leveraged portfolio of Agency Securities. However, it is possible that the availability or terms of financing using repurchase arrangements could be negatively affected which could negatively impact the Company’s liquidity, financial condition and earnings.

Government-supported mortgagor relief programs could negatively affect Capstead’s earnings and book value per common share. U.S. policy makers have established programs designed to provide qualified homeowners with assistance in avoiding foreclosure or in qualifying for the refinancing of their existing mortgages, which typically entails the pay off of existing mortgages with any losses absorbed by the GSEs. One of these programs, the Home Affordable Refinance Program (“HARP”), has been revised with the intent of increasing its availability to homeowners who are current on their mortgage payments but whose homes have lost significant value making it difficult to qualify for a new mortgage. A significant expansion of these mortgagor relief programs, as well as any future legislative or regulatory actions, could significantly reduce the expected life of the Company’s residential mortgage investments; therefore, actual yields the Company realizes on these investments could be lower due to faster amortization of investment premiums. A significant expansion of these programs also could adversely impact book value per common share because of the elimination of any unrealized gains on that portion of the portfolio that prepays. Additionally, heightened prepayment exposure due to the real or perceived potential for government intervention could adversely impact pricing for Agency Securities and, as a result, book value could be adversely affected due to declines in the fair value of the Company’s portfolio.

An increase in prepayments may adversely affect Capstead’s earnings and book value per common share. When short- and long-term interest rates are at nearly the same levels (i.e., a “flat yield curve” environment), or when long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage securities generally increases. Prolonged periods of high mortgage prepayments can significantly reduce the expected life of the Company’s investments; therefore, actual yields the Company realizes can be lower due to faster amortization of investment premiums, which could adversely affect earnings. Additionally, periods of high prepayments can adversely affect pricing for Agency Securities and, as a result, book value per common share can be adversely affected due to declines in the fair value of the Company’s portfolio and the elimination of any unrealized gains on that portion of the portfolio that prepays.

Changes in interest rates, whether increases or decreases, may adversely affect Capstead’s earnings. Capstead’s earnings currently depend primarily on the difference between the interest received on its residential mortgage investments and the interest paid on its related borrowings, net of the effect of Derivatives held for hedging purposes. The Company typically finances its investments at 30- to 90-day interest rates. Coupon interest rates on only a portion of the ARM loans underlying the Company’s securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan. Consequently, interest rates on related borrowings not hedged through the use of interest rate swap agreements can rise to levels that may exceed yields on these securities in a rising short-term interest rate environment. This can contribute to lower, or in more extreme circumstances, negative financing spreads and adversely affect earnings. At other times, during periods of relatively low short-term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may negatively affect yields on the Company’s ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected.

The lack of availability of suitable investments at attractive pricing may adversely affect Capstead’s earnings. Pricing of investments is determined by a number of factors including interest rate levels and expectations, market liquidity conditions, and competition among investors for these investments, many of whom have greater financial resources and lower return requirements than Capstead. Additionally, in recent years the federal government, primarily through the Federal Reserve, has been an active buyer of Agency Securities which has had the effect of supporting, if not increasing, pricing for these securities. To the extent the proceeds from prepayments on Capstead’s mortgage investments are not reinvested or cannot be reinvested at rates of return at least equal to the rates previously earned on those investments, the Company’s earnings may be adversely affected. Similarly, if proceeds from capital raising activities are not deployed or cannot be deployed at rates of return being earned on existing capital, earnings may be adversely affected. Capstead cannot assure investors that the Company will be able to acquire suitable investments at attractive pricing and in a timely manner to replace portfolio runoff as it occurs or to deploy new capital as it is raised. Neither can the Company assure investors that it will maintain the current composition of its investments, consisting primarily of ARM Agency Securities.

Periods of illiquidity in the mortgage markets may reduce amounts available to be borrowed under Capstead’s repurchase arrangements due to declines in the perceived value of related collateral, which could negatively impact the Company’s financial condition and earnings. Capstead generally finances its investments in mortgage securities by pledging them as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amount borrowed under a repurchase arrangement is limited to a percentage of the estimated market value of the pledged collateral and is specified at the inception of the transaction. The portion of the pledged collateral held by the lender that is not advanced under the repurchase arrangement is referred to as margin collateral and the resulting margin percentage is required to be maintained throughout the term of the borrowing. If the market value of the pledged collateral as determined by the Company’s lenders declines, the Company may be subject to margin calls wherein the lender requires the Company to pledge additional collateral to reestablish the agreed-upon margin percentage. Because market illiquidity tends to put downward pressure on asset prices, Capstead may be presented with substantial margin calls during such periods. If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses. At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.

Periods of illiquidity in the mortgage markets may reduce the number of counterparties willing to lend to the Company or the amounts individual counterparties are willing to lend via repurchase arrangements. Capstead will generally pledge its residential mortgage investments as collateral under uncommitted repurchase arrangements with numerous commercial banks and other financial institutions, both foreign and domestic, routinely with maturities of 30 to 90 days. The Company’s ability to achieve its investment objectives depends on its ability to re-establish or roll maturing borrowings on a continuous basis. If a counterparty chooses not to roll a maturing borrowing, the Company must pay off the borrowing, generally with cash available from another repurchase arrangement entered into with another counterparty. For instance, a contraction in market liquidity is possible should Europe’s sovereign debt problems deteriorate in a disorderly fashion, putting further financial pressures on large European banks, many of which are lending counterparties. If the Company determines that it does not have sufficient borrowing capacity with its counterparties, it could be forced to reduce its portfolio leverage by selling assets under potentially adverse market conditions, resulting in losses. This risk is increased if Capstead relies significantly on any single counterparty for a significant portion of its repurchase arrangements. Under these conditions, the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.

Periods of rising interest rates may reduce amounts available to be borrowed under Capstead’s repurchase arrangements due to declines in the perceived fair value of related collateral, which could negatively impact the Company’s financial condition and earnings. Because rising interest rates tend to put downward pressure on financial asset prices, Capstead may be presented with substantial margin calls during such periods. Additionally, lenders typically determine what fair value is assigned to collateral for margin call purposes, which can diverge from the Company’s perspective of fair value during stressed market conditions. If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses. At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.

If Capstead is unable to negotiate favorable terms and conditions on future repurchase arrangements with one or more of the Company’s counterparties, the Company’s liquidity, financial condition and earnings could be negatively impacted. The terms and conditions of each repurchase arrangement are negotiated on a transaction-by-transaction basis, and these borrowings generally are re-established, or rolled, at maturity. Key terms and conditions of each transaction include interest rates, maturity dates, asset pricing procedures and margin requirements. The Company cannot assure investors that it will be able to continue to negotiate favorable terms and conditions on its future repurchase arrangements. For instance, during periods of market illiquidity or due to perceived credit deterioration of the collateral pledged or the Company itself, a lender may require that less favorable asset pricing procedures be employed, margin requirements be increased and/or may choose to limit or completely curtail lending to the Company. Under these conditions, the Company may determine it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.

Capstead’s use of repurchase arrangements to finance its investments may expose the Company to losses if a lending counterparty seeks bankruptcy protection, or otherwise defaults on its obligation to deliver pledged collateral back to the Company. Repurchase arrangements involve the sale and transfer of pledged collateral to the lending counterparty and a simultaneous agreement to repurchase the transferred assets at a future date. This may make it difficult for the Company to recover its pledged assets if a lender files for bankruptcy or otherwise fails to deliver pledged collateral back to the Company and subject the Company to losses to the extent of any margin amounts (pledged assets in excess of amounts borrowed) held by the lending counterparty.

Capstead’s use of repurchase arrangements to finance its investments may give the Company’s lending counterparties greater rights if the Company seeks of bankruptcy protection, exposing the Company to losses. Borrowings made under repurchase arrangements may qualify for special treatment under the U.S. Bankruptcy Code. If the Company filed for bankruptcy, its lending counterparties could avoid the automatic stay provisions of the U.S. Bankruptcy Code and liquidate pledged collateral without delay, which could result in losses.

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

Capstead may invest in derivative financial instruments such as interest rate swap agreements to mitigate or hedge the Company’s interest rate risk, which may negatively affect the Company’s liquidity, financial condition or earnings. The Company may invest in such instruments from time to time with the goal of achieving more stable borrowing costs over an extended period. However, these activities may not have the desired beneficial impact on the Company’s liquidity, financial condition or earnings. For instance, the pricing of ARM securities and the pricing of related derivatives may deteriorate at the same time leading to margin calls by counterparties to both the borrowings supporting investments in ARM securities and the derivatives, negatively impacting the Company’s liquidity and financial condition. In addition, counterparties could fail to honor their commitments under the terms of the derivatives or have their credit quality downgraded impairing the value of the derivatives. In the event of any defaults by counterparties, the Company may have difficulty recovering its cash collateral receivable from its counterparties and may not receive payments provided for under the terms of the derivatives. Should Capstead be required to sell its derivatives under such circumstances, the Company may incur losses. No such hedging activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.

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

Capstead is dependent on its executives and employees and the loss of one or more of its executive officers could harm the Company’s business and its prospects. As a self-managed REIT with 15 employees, Capstead is dependent on the efforts of its key officers and employees, most of whom have significant experience in the mortgage industry. Although the Company’s named executive officers and many of its other employees are parties to severance agreements, the Company’s key officers and employees are not subject to employment agreements with non-compete clauses, nor has Capstead acquired key man life insurance policies on any of these individuals. The loss of any of their services could have an adverse effect on the Company’s operations.

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

•	Any resulting tax liability could be substantial and would reduce the cash available for distribution to stockholders, and the Company would not be required to make income distributions; and

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

Complying with REIT requirements may limit Capstead’s ability to hedge effectively. The REIT provisions of the Code may limit Capstead’s ability to hedge mortgage securities and related borrowings by requiring it to limit its income in each year from unqualified hedges together with any other income not generated from qualified real estate assets, to no more than 25% of gross income. In addition, the Company must limit its aggregate income from nonqualified hedging transactions, from providing certain services, and from other non-qualifying sources to not more than 5% of annual gross income. As a result, the Company may have to limit its use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than the Company would otherwise incur. If the Company were to violate the 25% or 5% limitations, it may have to pay a penalty tax equal to the amount of gross income in excess of those limitations, multiplied by a fraction intended to reflect its profitability. If the Company fails to satisfy the REIT gross income tests it could lose its REIT status for federal income tax purposes unless the failure was due to reasonable cause and not due to willful neglect.

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

Complying with REIT requirements may force Capstead to liquidate otherwise attractive investments. To qualify as a REIT, Capstead must also ensure that at the end of each calendar quarter at least 75% of the value of its assets consists of cash, cash items, United States government securities and qualified REIT real estate assets. The remainder of the Company’s investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company’s assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of its total securities can be represented by securities of one or more taxable REIT subsidiaries. If the Company fails to comply with these requirements at the end of any calendar quarter, it must correct such failure within 30 days after the end of the calendar quarter to avoid losing its REIT status and suffering adverse tax consequences. As a result, the Company may be required to liquidate otherwise attractive investments.

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

In August 2011, the staff issued a request for information (Concept Release No. IC-29778) from industry participants and investors regarding, among other things, its past interpretations of the 40 Act real estate exemption, including the interpretations described above, raising concerns that the SEC may issue a proposal for rulemaking that could overturn some of its past interpretations regarding the real estate exemption. If the SEC or its staff adopts contrary interpretations of the 40 Act and the Company becomes subject to regulation as an investment company, the Company would be unable to conduct business as described in this filing because its ability to use leverage would be substantially reduced. Absent a restructuring of the Company’s business operations to avoid such regulation, this could require the sale of most of the Company’s portfolio of Agency Securities under potentially adverse market conditions resulting in losses.

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

•

Statutory Provisions: Capstead is subject to provisions of the Maryland statute restricting business combinations with interested stockholders and restricting voting rights of certain shares acquired in control share acquisitions. The board has not taken any action to exempt the Company from these provisions.

Maryland statutory law provides that an act of a director relating to or affecting an acquisition or a potential acquisition of control of a corporation may not be subject to a higher duty or greater scrutiny than is applied to any other act of a director. Hence, directors of Maryland corporations may not be required to act in takeover situations under the same standards as apply in Delaware and certain other corporate jurisdictions.

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

•

Limited Voting Rights: Voting rights as a holder of existing preferred shares are limited. The Company’s common stock is currently the only class of stock carrying full voting rights. Voting rights for holders of existing preferred shares exist primarily with respect to (i) adverse changes in the terms of the existing preferred shares, (ii) the creation of additional classes or series of preferred stock that are senior to the existing preferred shares, (iii) any failure to pay dividends on the existing preferred shares, and (iv) for the Series B Preferred Stock only and provided at least 5.9 million of these preferred shares remain outstanding, the sale of all or substantially all of the Company’s assets, or the Company’s participation in any merger or consolidation.

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

Recent Accounting Developments

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 amends Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and it eliminates the option to present components of other comprehensive income as a part of the statement of changes in stockholders’ equity. In addition, ASU 2011-05 requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and, except for presentation requirements on the statement of income for reclassification adjustments which have been deferred, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption allowed. The Company elected to adopt ASU 2011-05 for the fiscal year ended 2011. The adoption of ASU 2011-05 did not impact the Company’s financial position or results of operations, as it only requires a change in the format of the current presentation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The information required by this item is included above in Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the year ended December 31, 2011 on pages 6 through 28 and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Capstead Mortgage Corporation

We have audited the accompanying consolidated balance sheets of Capstead Mortgage Corporation (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Dallas, Texas

February 24, 2012

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31
	2011	2010
Assets:
Mortgage securities and similar investments ($11.93 billion and $8.22 billion pledged under repurchase arrangements at December 31, 2011 and 2010, respectively)	$12,264,906	$8,515,691
Cash collateral receivable from interest rate swap counterparties	48,505	35,289
Interest rate swap agreements at fair value	617	9,597
Cash and cash equivalents	426,717	359,590
Receivables and other assets	100,760	76,078
Investments in unconsolidated affiliates	3,117	3,117

	$12,844,622	$8,999,362

Liabilities:
Repurchase arrangements and similar borrowings	$11,352,444	$7,792,743
Cash collateral payable to interest rate swap counterparties	–	9,024
Interest rate swap agreements at fair value	31,348	16,337
Unsecured borrowings	103,095	103,095
Common stock dividend payable	38,184	27,401
Accounts payable and accrued expenses	26,844	23,337

	11,551,915	7,971,937

Stockholders’ equity:
Preferred stock - $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 186 and 187 shares issued and outstanding ($3,056 and $3,073 aggregate liquidation preference) at December 31, 2011 and December 31, 2010, respectively	2,605	2,620
$1.26 Cumulative Convertible Preferred Stock, Series B, 16,184 and 15,819 shares issued and outstanding ($184,175 and $180,023 aggregate liquidation preference) at December 31, 2011 and December 31, 2010, respectively	181,909	176,703
Common stock - $0.01 par value; 250,000 shares authorized:
88,287 and 70,259 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	883	703
Paid-in capital	1,257,653	1,028,382
Accumulated deficit	(354,883)	(354,883)
Accumulated other comprehensive income	204,540	173,900

	1,292,707	1,027,425

	$12,844,622	$8,999,362

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31
	2011	2010	2009

Interest income:
Mortgage securities and similar investments	$243,077	$199,300	$314,100
Other	301	478	495

	243,378	199,778	314,595

Interest expense:
Repurchase arrangements and similar borrowings	(57,328)	(47,502)	(120,083)
Unsecured borrowings	(8,747)	(8,747)	(8,747)
Other	(5)	(2)	–

	(66,080)	(56,251)	(128,830)

	177,298	143,527	185,765

Other revenue (expense):
Miscellaneous other revenue (expense)	(1,023)	(904)	(40,641)
Incentive compensation expense	(5,697)	(5,055)	(4,769)
Salaries and benefits	(6,701)	(6,097)	(5,655)
Other general and administrative expense	(3,932)	(4,834)	(5,696)

	(17,353)	(16,890)	(56,761)

Income before equity in earnings of unconsolidated affiliates	159,945	126,637	129,004

Equity in earnings of unconsolidated affiliates	259	259	259

Net income	$160,204	$126,896	$129,263

Net income available to common stockholders:
Net income	$160,204	$126,896	$129,263
Less cash dividends paid on preferred shares	(20,369)	(20,233)	(20,239)

	$139,835	$106,663	$109,024

Net income per common share:
Basic	$1.76	$1.53	$1.67
Diluted	1.75	1.52	1.66

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31
	2011	2010	2009

Net income	$160,204	$126,896	$129,263

Other comprehensive income:
Amounts related to available-for-sale securities:
Change in net unrealized gains	54,263	1,057	169,145
Reclassification adjustment for amounts included in net income	62	–	–
Amounts related to cash flow hedges:
Change in net unrealized losses	(51,751)	(27,587)	(16,709)
Reclassification adjustment for amounts included in net income	28,066	27,546	57,827

	30,640	1,016	210,263

Comprehensive income	$190,844	$127,912	$339,526

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2008	$179,460	$631	$975,893	$(358,155)	$(37,379)	$760,450
Net income	–	–	–	129,263	–	129,263
Change in unrealized gain on mortgage securities, net	–	–	–	–	169,145	169,145
Amounts related to cash flow hedges, net	–	–	–	–	41,118	41,118
Cash dividends:
Common – $2.24 per share	–	–	(39,093)	(109,487)	–	(148,580)
Preferred	–	–	(2,464)	(17,775)	–	(20,239)
Conversion of preferred stock	(127)	–	127	–	–	–
Additions to capital	–	62	82,722	–	–	82,784

Balance at December 31, 2009	179,333	693	1,017,185	(356,154)	172,884	1,013,941
Net income	–	–	–	126,896	–	126,896
Change in unrealized gain on mortgage securities, net	–	–	–	–	1,057	1,057
Amounts related to cash flow hedges, net	–	–	–	–	(41)	(41)
Cash dividends:
Common – $1.51 per share	–	–	(546)	(105,392)	–	(105,938)
Preferred	–	–	–	(20,233)	–	(20,233)
Conversion of preferred stock	(10)	–	10	–	–	–
Additions to capital	–	10	11,733	–	–	11,743

Balance at December 31, 2010	179,323	703	1,028,382	(354,883)	173,900	1,027,425
Net income	–	–	–	160,204	–	160,204
Change in unrealized gain on mortgage securities, net	–	–	–	–	54,325	54,325
Amounts related to cash flow hedges, net	–	–	–	–	(23,685)	(23,685)
Cash dividends:
Common – $1.76 per share	–	–	(5,407)	(139,835)	–	(145,242)
Preferred	–	–	–	(20,369)	–	(20,369)
Conversion of preferred stock	(15)	–	15	–	–	–
Additions to capital	5,206	180	234,663	–	–	240,049

Balance at December 31, 2011	$184,514	$883	$1,257,653	$(354,883)	$204,540	$1,292,707

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2011	2010	2009
Operating activities:
Net income	$160,204	$126,896	$129,263
Noncash items:
Amortization of investment premiums	68,077	57,634	29,426
Depreciation and other amortization	206	220	266
Equity-based compensation costs	1,821	1,525	1,098
Amounts related to interest rate swap agreements	306	(722)	1,909
Impairment charges related to real estate held for sale	470	106	40,423
Gain on asset sales	(114)	(277)	(23)
Net change in mortgage securities principal remittance receivable	(17,478)	5,508	(14,019)
Net change in remaining receivables, other assets, accounts payable and accrued expenses	6,743	6,989	(5,229)

Net cash provided by operating activities	220,235	197,879	183,114

Investing activities:
Purchases of mortgage securities and similar investments	(5,899,041)	(3,414,143)	(2,014,827)
Purchased interest receivable related to purchases of mortgage securities and similar investments	(12,099)	(6,616)	(4,546)
Proceeds from asset sales	10,786	4,131	541
Principal collections on mortgage securities and similar investments	2,127,812	2,932,978	1,513,967

Net cash used in investing activities	(3,772,542)	(483,650)	(504,865)

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	88,814,514	69,438,636	65,730,943
Principal payments on repurchase arrangements and similar borrowings	(85,254,811)	(69,081,148)	(65,047,179)
Decrease (increase) in cash collateral receivable from interest rate swap counterparties	(13,216)	(4,804)	23,191
Increase (decrease) in cash collateral payable to interest rate swap counterparties	(9,024)	9,024	–
Capital stock transactions	236,811	10,233	81,696
Dividends paid	(154,840)	(136,203)	(154,116)

Net cash provided by financing activities	3,619,434	235,738	634,535

Net change in cash and cash equivalents	67,127	(50,033)	312,784
Cash and cash equivalents at beginning of year	359,590	409,623	96,839

Cash and cash equivalents at end of year	$426,717	$359,590	$409,623

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 — BUSINESS

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac (together, the “GSEs”), or by an agency of the federal government, Ginnie Mae. Residential mortgage pass-through securities guaranteed by the GSEs or Ginnie Mae, referred to as “Agency Securities,” are considered to have limited, if any, credit risk, particularly in light of the conservatorship of the GSEs by the federal government.

NOTE 2 — ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Capstead Mortgage Corporation and its wholly-owned and majority-owned subsidiaries over which it exercises control. Capstead also consolidates, if appropriate, any variable interest entities in which the Company holds an interest. With the October 2009 acquisition of a senior lien to its existing subordinated loans to two townhome developments in the Dallas, Texas area, the Company began consolidating the entities that owned the underlying real estate. In November 2011 the Company foreclosed on the properties, assuming ownership of the remaining unsold townhomes. The common securities held by Capstead in statutory trusts organized by the Company to issue long-term unsecured borrowings are not considered variable interests at risk pursuant to variable interest entity accounting principles. Capstead accounts for these investments under the equity method of accounting. Investments in unconsolidated affiliates are initially recorded at cost and subsequently adjusted for Capstead’s equity in earnings and losses and cash contributions and distributions. Intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Developments

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 amends Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and it eliminates the option to present components of other comprehensive income as a part of the statement of changes in stockholders’ equity. In addition, ASU 2011-05 requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and, except for presentation requirements on the statement of income for reclassification adjustments which have been deferred, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption allowed. The Company elected to adopt ASU 2011-05 for the fiscal year ended 2011. The adoption of ASU 2011-05 did not impact the Company’s financial position or results of operations, as it only requires a change in the format of the current presentation.

Use of Estimates

The use of estimates is inherent in the preparation of financial statements. Amortization of investment premiums on financial assets is based on estimates of future mortgage prepayments, which are impacted by future changes in interest rates and other factors. Actual results could differ from those estimates, which could adversely affect earnings. Fair values of financial instruments are estimated using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop these estimates. Fair values fluctuate on a daily basis and are influenced by changes in, and market expectations for changes in, interest rates, market liquidity conditions and levels of mortgage prepayments, as well as other factors. Accordingly, estimates of fair value are as of the balance sheet dates and are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on estimated fair values. Considerable judgment is also exercised in making impairment conclusions and estimating impairment charges.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash on hand and highly liquid investments with original maturities of three months or less when purchased.

Financial Assets

Most of Capstead’s financial assets are mortgage securities classified as available-for-sale and carried at fair value with unrealized gains and losses reported as a separate component of Accumulated other comprehensive income (loss). Loans classified as held for investment or mortgage securities classified as held-to-maturity are carried at amortized cost (unpaid principal balance, adjusted for unamortized investment premiums and discounts). Interest is recorded as income when earned, unless an investment has been placed on nonaccrual status. Placing investments in loans on nonaccrual status, charging off uncollectable loans, resuming the accrual of interest, and determining the appropriate accounting treatment for related cash receipts is determined on a case-by-case basis. Investment premiums and discounts are recognized as adjustments to interest income by the interest method, generally over the expected life of the related financial assets. Realized gains and losses from sales are recorded as a component of Miscellaneous other revenue (expense). The specific identification method is used to determine the cost of financial assets sold.

Financial assets are reviewed for potential impairment at each balance sheet date. Other-than-temporary impairments of investments in mortgage securities can occur with adverse changes in the financial condition of the issuer and changes in the Company’s intent or ability to hold the security until any declines in fair value are recovered. The amount of any such other-than-temporary impairment for an investment in a mortgage security is measured by comparing the recorded amount of the security to its fair value. An investment in a loan is considered impaired if it becomes probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms and the amount of any impairment is measured by comparing the recorded amount of the loan to the present value of expected cash flows. Impairment charges are recorded as a component of Miscellaneous other revenue (expense).

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

The Company uses interest rate swap agreements in cash flow hedge relationships in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future borrowings. Variable-rate swap payments to be received and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally every 30 to 90 days. Fixed-rate swap payments to be made are also recorded in interest expense. The combination of these cash flows results in a relatively fixed rate on these borrowings, subject to certain adjustments.

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

Income Taxes

Capstead Mortgage Corporation and its qualified REIT subsidiaries (“Capstead REIT”) have elected to be taxed as a REIT. As a result, Capstead REIT is not taxed on taxable income distributed to stockholders if certain REIT qualification tests are met. Capstead’s policy is to distribute 100% of the taxable income of the REIT, after application of available tax attributes, within the time limits prescribed by the Internal Revenue Code (the “Code”), which may extend into the subsequent taxable year. The Company may find it advantageous from time to time to elect taxable REIT subsidiary status for certain of its subsidiaries in which case taxable income of any such subsidiary would be subject to federal and, where applicable, state or local income taxes. Any such income taxes are accounted for using the liability method. Related deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has not recognized any liabilities for unrecognized tax benefits using a “more likely than not” threshold for the recognition and measurement of the financial statement effects of tax positions taken on a tax return filing. Should any such liabilities be recognized in future periods, the Company will record related interest and penalties in Other general and administrative expense.

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

NOTE 3 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income, after deducting preferred share dividends and adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding, calculated excluding unvested stock awards. Diluted net income per common share is computed by dividing net income, after deducting dividends on convertible preferred shares when such shares are antidilutive and similar adjustments for participating securities, by the weighted average number of common shares and common share equivalents outstanding calculated excluding unvested stock awards, giving effect to equity awards and convertible preferred shares when such awards and shares are dilutive. For calculation purposes the Series A and B preferred shares are considered dilutive whenever basic net income per common share exceeds each Series’ dividend divided by the conversion rate applicable for that period. Unvested stock awards that are deemed participating securities are included in the calculation of diluted net income per share, if dilutive, under either the two class method or the treasury stock method, depending upon which method produces the more dilutive result.

Components of the computation of basic and diluted net income per common share were as follows (dollars in thousands, except per share amounts):

	Year Ended December 31
	2011	2010	2009
Basic net income per common share
Numerator for basic net income per common share:
Net income	$160,204	$126,896	$129,263
Series A and B preferred share dividends	(20,369)	(20,233)	(20,239)
Unvested stock award participation in earnings	(579)	(594)	(554)

	$139,256	$106,069	$108,470

Denominator for basic net income per common share:
Weighted average common shares outstanding	79,784	69,948	65,418
Average unvested stock awards outstanding	(468)	(396)	(373)

	79,316	69,552	65,045

	$1.76	$1.53	$1.67
Diluted net income per common share
Numerator for diluted net income per common share:
Net income	$160,204	$126,896	$129,263
Dividends on antidilutive convertible preferred shares	(20,071)	(19,932)	(19,932)
Unvested stock award participation in earnings	(579)	(594)	(555)

	$139,554	$106,370	$108,776

Denominator for diluted net income per common share:
Weighted average common shares outstanding	79,784	69,948	65,418
Average unvested stock awards outstanding	(468)	(396)	(373)
Net effect of dilutive stock and option awards	71	39	100
Net effect of dilutive convertible preferred shares	309	310	304

	79,696	69,901	65,449

	$1.75	$1.52	$1.66

Potentially dilutive securities excluded from the computation of net income per share because the effect of inclusion was antidilutive during the indicated periods were as follows (in thousands):

	Year Ended December 31
	2011	2010	2009
Antidilutive convertible preferred shares	16,184	15,819	15,819
Antidilutive equity awards excludable under the treasury stock method:
Shares issuable under option awards	40	40	40
Unvested stock awards	–	240	111

NOTE 4 — MORTGAGE SECURITIES AND SIMILAR INVESTMENTS

Mortgage securities and similar investments and related weighted average coupon rates (“Net WAC”) and average yields classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Principal Balance	Investment Premiums	Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
December 31, 2011
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$4,015	$12	$4,027	$4,035	6.73%	6.60%
ARMs	10,378,503	285,963	10,664,466	10,880,200	2.85	2.21
Ginnie Mae ARMs	1,312,049	37,191	1,349,240	1,368,197	3.02	2.48

	11,694,567	323,166	12,017,733	12,252,432	2.87	2.24

Residential mortgage loans:
Fixed-rate	3,234	5	3,239	3,239	6.96	6.39
ARMs	5,887	22	5,909	5,909	3.48	3.62

	9,121	27	9,148	9,148	4.71	4.58
Collateral for structured financings	3,272	54	3,326	3,326	8.04	7.67

	$11,706,960	$323,247	$12,030,207	$12,264,906	2.87	2.24

December 31, 2010
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$4,927	$14	$4,941	$4,955	6.78%	6.49%
ARMs	7,660,269	158,260	7,818,529	7,991,122	3.09	2.56
Ginnie Mae ARMs	489,579	8,030	497,609	505,376	3.12	3.00

	8,154,775	166,304	8,321,079	8,501,453	3.09	2.59

Residential mortgage loans:
Fixed-rate	3,455	6	3,461	3,461	6.98	7.01
ARMs	7,235	24	7,259	7,259	3.45	3.87

	10,690	30	10,720	10,720	4.59	4.87
Collateral for structured financings	3,461	57	3,518	3,518	7.97	8.11
Senior notes	–	–	–	–	–	9.45

	$8,168,926	$166,391	$8,335,317	$8,515,691	3.10	2.60

(a)	Includes unrealized gains and losses for securities classified as available-for-sale, if applicable, (see NOTE 8).
(b)

Net WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees and before amortization of investment premiums as of the indicated balance sheet date. Average yield is presented for the year then ended, calculated including the amortization of investment premiums and excluding unrealized gains and losses.

Agency Securities are considered to have limited, if any, credit risk, particularly in light of the conservatorship of the GSEs by the federal government in 2008. Residential mortgage loans held by the Company were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company. Collateral for structured financings consists of private residential mortgage securities obtained through the above-mentioned mortgage conduit that are pledged to secure repayment of the structured financings. The credit risk for these securities is borne by the related bondholders. The maturity of mortgage securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, the actual maturity of the Company’s mortgage securities will be significantly shorter than the portfolio’s weighted average contractual maturity of 289 months.

Fixed-rate investments consist of residential mortgage loans and Agency Securities backed by residential mortgage loans with fixed rates of interest. Adjustable-rate investments generally are ARM Agency Securities backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities either (i) adjust annually based on specified margins over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London interbank offered rate (“LIBOR”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements. Current-reset ARM securities have months to roll of less than 18 months while longer-to-reset ARM securities have months to roll of 18 months or greater. As of December 31, 2011, the average months to roll for the Company’s $8.65 billion (basis) in current-reset ARM securities was 5.5 months while the average months-to-roll for the Company’s $3.37 billion (basis) in longer-to-reset ARM securities was 45.1 months.

In October 2009, under variable interest entity accounting rules, the Company began consolidating two townhome developments in the Dallas, Texas area that were collateral for subordinated loans made by the Company. In November 2011, the Company completed foreclosure proceedings, assuming ownership of the underlying collateral. As of December 31, 2011, the Company’s remaining investment consisted of 7 unsold completed units with a basis of $1.8 million that is included in Receivables and other assets on the balance sheet. Included in Miscellaneous other revenue (expense) are impairment charges associated with these townhome developments reflecting slow sales of these units and poor housing market conditions totaling $470,000, $106,000 and $1.2 million for 2011, 2010 and 2009, respectively. Also included in Miscellaneous other revenue (expense) are $277,000, $436,000 and $37,000 of operating costs, net of gains on unit sales, incurred during these periods, respectively. The Company remains a subordinated participant in the lending group to the Four Seasons resort in Nevis, West Indies which was foreclosed on in May 2010. The resort had been closed since October 2008 after sustaining hurricane damage and reopened in December 2010. The Company wrote off its $39.2 million investment in December 2009; a recovery on this investment of any amount would come from the eventual disposition of the resort by the lending group which may not occur for several years.

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

NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS, INCLUDING INTEREST RATE HEDGING ACTIVITY

Capstead generally pledges its Mortgage securities and similar investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as financings. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. The amount borrowed is generally equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” In connection with the October 2011 bankruptcy of a lending counterparty, the Company received cash in lieu of the return of $8.3 million of its pledged collateral resulting in a loss of $62,000 on the effective sale of these bonds, which is included in Miscellaneous other revenue (expense) on the Statement of Income and Gain on asset sales on the Statement of Cash Flows. The basis in the bonds effectively sold is included in Proceeds from asset sales on the Statement of Cash Flows. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral and these financings are subject to redemption by the residual bondholders.

Repurchase arrangements and similar borrowings, classified by type of collateral and remaining maturities, and related weighted average interest rates as of the indicated year-end were as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
Collateral Type	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Borrowings with maturities of 30 days or less:
Agency Securities	$10,754,835	0.37%	$7,554,225	0.30%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	594,283	0.32	235,000	0.33
Similar borrowings:
Collateral for structured financings	3,326	8.04	3,518	7.97

	$11,352,444	0.37	$7,792,743	0.31

Year-end rates adjusted for effects of related derivatives held as cash flow hedges		0.58		0.63

Average borrowings outstanding were lower than balances at year-end in 2011 and 2010 primarily due to portfolio growth and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Year Ended
	December 31, 2011		December 31, 2010
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Average borrowings and rates for the indicated year, adjusted for the effects of related derivatives held as cash flow hedges	$10,059,807	0.56%	$7,050,395	0.66%

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

Capstead entered into new currently-paying and forward-starting swap agreements hedging short-term interest rates totaling $3.0 billion during 2011 while swap agreements totaling $1.8 billion expired during the year. At December 31, 2011, the Company was a party to swap agreements hedging short-term interest rates with an average expiration of 15 months and the following characteristics (dollars in thousands):

Quarter of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement
Currently-paying contracts:
First quarter 2012	$800,000	1.10%
Third quarter 2012	200,000	0.83
First quarter 2013	1,100,000	0.81
Second quarter 2013	700,000	0.96
Third quarter 2013	300,000	0.87
Fourth quarter 2013	800,000	0.78

	3,900,000	0.90
Forward-starting contracts:
First quarter 2014	200,000	0.60
Second quarter 2014	400,000	0.51

	$4,500,000

In addition to swap agreements hedging short-term interest rates, in 2010 the Company entered into three forward-starting three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million, average fixed rates of 4.09% that begin in 2015 and 2016 and 20-year terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings. These derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate associated with the floating-rate terms of these long-term borrowings (see NOTE 7).

Interest rate swap agreements are measured at fair value on a recurring basis primarily using Level Two Inputs in accordance with “Fair Value Measurements and Disclosures” (“ASC 820”). In determining fair value estimates for these derivatives, the Company utilizes the standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts based on expected future interest rates derived from observable market interest rate curves. The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining the fair value of its interest rate swap derivatives. In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation of these agreements. Included in the Accumulated other comprehensive income component of Stockholders’ equity are unrealized losses on Derivatives held as cash flow hedges of $30.2 million and $6.5 million as of December 31, 2011 and 2010, respectively.

The following tables include fair value and other related disclosures regarding all derivatives held as of and for the indicated periods (in thousands):

	Location in Balance Sheet		December 31, 2011	December 31, 2010
Balance sheet-related
Interest rate swap agreements in a gain position (an asset) related to:
Repurchase arrangements and similar borrowings	(a	)	$617	$734
Unsecured borrowings	(a	)	–	8,863

			617	9,597
Interest rate swap agreements in a loss position (a liability) related to:
Repurchase arrangements and similar borrowings	(a	)	(15,691)	(16,337)
Unsecured borrowings	(a	)	(15,657)	–
Related net interest payable	(b	)	(10,023)	(9,847)

			$(40,754)	$(16,587)

(a)

The fair value of derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the balance sheet separately from the fair value of derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses that will be recognized in the statement of income over the next twelve months in the form of fixed- and variable-rate swap payments in excess of current market rates totaled $6.6 million at December 31, 2011.

(b)	Included in “Accounts payable and accrued expenses” on the face of the balance sheet.

Interest paid on Repurchase arrangements and similar borrowings, including related swap agreement cash flows, totaled $55.2 million, $56.3 million and $135.0 million during 2011, 2010 and 2009, respectively.

	Location of Gain or (Loss) Recognized in Net Income
		December 31
		2011	2010	2009
Income statement-related
Components of effect on interest expense:
Amount of gain (loss) reclassified from AOCI:
Effective portion of active positions		$(28,066)	$(27,554)	$(56,585)
Effective portion of terminated positions		–	8	(1,242)

		(28,066)	(27,546)	(57,827)
Amount of gain (loss) recognized (ineffective portion)		(827)	(140)	(1,148)

Increase in interest expense and decrease in Net income as a result of the use of derivatives	(a)	$(28,893)	$(27,686)	$(58,975)

Other comprehensive income-related
Amount of loss recognized in other comprehensive income (loss) (effective portion)		$(51,751)	$(27,587)	$(16,709)

(a)	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the statement of income.

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

Note balances and related weighted average interest rates as of December 31, 2011 and 2010 (calculated including issue cost amortization) were as follows (dollars in thousands):

	Borrowings Outstanding	Average Rate *
Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.46
Capstead Mortgage Trust III	25,774	8.78

	$103,095	8.49

*

After considering cash flow hedges that coincide with the floating rate terms of these borrowings that begin in 2015 and 2016, the effective borrowing rate during the final 20 years of these borrowings will average 7.56%, subject to certain adjustments for the effects of measured hedge ineffectiveness, if any.

The junior subordinated notes pay interest to the trusts quarterly calculated at fixed rates of 8.19% to 8.685% for ten years from issuance and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead Mortgage Trust I notes and trust securities mature in October 2035 and are currently redeemable, in whole or in part, without penalty, at the Company’s option. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. The Capstead Mortgage Trust III notes and trust securities mature in September 2036 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016. Since issuance, the weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.49% and related interest paid each full year the borrowings have been outstanding was $8.6 million.

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

The Company’s holdings of residential mortgage securities, nearly all of which are classified as available-for-sale, are measured at fair value on a recurring basis using Level Two Inputs in accordance with ASC 820. In determining fair value estimates for mortgage securities the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions. Included in the Accumulated other comprehensive income component of Stockholders’ equity are unrealized gains on available-for-sale mortgage securities totaling $234.7 million and $180.4 million as of December 31, 2011 and 2010, respectively. See NOTE 6 for information relative to the valuation of interest rate swap agreements.

Fair value disclosures for financial instruments other than debt securities were as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$9,148	$9,300	$10,720	$11,000
Interest rate swap agreements	617	617	9,597	9,597
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	47,419	47,400	–	–
Unsecured borrowings	103,095	104,200	103,095	103,800
Interest rate swap agreements	31,348	31,348	16,337	16,337

Fair value and related disclosures for debt securities were as follows (in thousands):

		Gross Unrealized
	Basis	Gains	Losses	Fair Value
As of December 31, 2011
Agency Securities classified as available-for-sale	$12,013,804	$236,000	$1,301	$12,248,503
Residential mortgage securities classified as held-to-maturity	7,255	349	–	7,604
As of December 31, 2010
Agency Securities classified as available-for-sale	8,316,307	181,691	1,317	8,496,681
Residential mortgage securities classified as held-to-maturity	8,290	454	–	8,744

	December 31, 2011		December 31, 2010
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$4,933	$26	$1,694	$2
Less than one year	369,226	1,275	334,224	1,315

	$374,159	$1,301	$335,918	$1,317

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

From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of the conservatorship of the GSEs by the federal government, helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at December 31, 2011.

NOTE 9 — INCOME TAXES

Capstead REIT and a subsidiary for which the Company has elected taxable REIT subsidiary status file separate tax returns in the U.S. federal and various state jurisdictions, where applicable. Provided Capstead REIT remains qualified as a REIT and all its taxable income is distributed to stockholders within allowable time limits, no income taxes are due on this income. Accordingly, no provision has been made for income taxes for Capstead REIT. Taxable income of the taxable REIT subsidiary is fully taxable and provision is made for any resulting income taxes. With few exceptions, the Company is no longer subject to examination by federal, state or local tax authorities for years before 2008. Capstead’s effective tax rate differs substantially from statutory federal income tax rates primarily due to the benefit of Capstead REIT’s status as a REIT, as illustrated below, along with other items affecting the Company’s effective tax rate (in thousands):

	Year Ended December 31
	2011	2010	2009
Income taxes computed at the federal statutory rate	$37,171	$44,414	$45,242
Benefit of REIT status	(37,183)	(44,437)	(45,237)

Income taxes computed on income of Capstead’s sole taxable REIT subsidiary	(12)	(23)	5
Change in net deferred income tax assets	22	23	(6)
Other	(10)	–	1

Income tax provision	$–	$–	$–

No income taxes were paid during 2011, 2010 or 2009. A tax refund of $4,000 was received in 2010 pertaining to taxes paid in 2003. Significant components of the Company’s taxable REIT subsidiary’s deferred income tax assets and liabilities were as follows (in thousands):

	December 31
	2011	2010
Deferred income tax assets:
Alternative minimum tax credit (a)	$1,940	$1,940
Net operating loss carryforwards (b)	60	36
Other	23	25

	2,023	2,001
Deferred income tax liabilities	–	–

Net deferred tax assets	$2,023	$2,001

Valuation allowance (c)	$2,023	$2,001

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

(c)    Because this subsidiary is not expected to earn significant amounts of taxable income, related net deferred tax assets are fully reserved at December 31, 2011.

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

The following provides information regarding the Company’s outstanding preferred stock:

Series	Annual Dividend	Conversion Rate *	Recorded Amount	Liquidation Preference	Redemption Price
A	$1.60	1.6562	$13.98	$16.40	$16.40
B	1.26	0.6399	11.24	11.38	12.50

*

Reflects the number of common shares to be received for each preferred share converted based on conversion rates in effect January 1, 2012 for the Series A shares and December 31, 2011 for the Series B shares. During 2011, 1,050 Series A shares were converted into 1,733 common shares.

The Company raised $231.7 million, $10.4 million and $81.4 million in new common equity capital, after underwriting discounts and offering expenses, by issuing 17.8 million, 811,000 and 6.0 million common shares through an at-the-market, continuous offering program during 2011, 2010 and 2009, respectively. Additionally, the Company raised $5.2 million, net, in new preferred equity capital through the issuance of 365,000 Series B preferred shares between June 2011, when the program was activated for these shares, and the end of 2011. Subsequent to year-end (through February 23, 2012), the Company raised $25.0 million and $2.0 million, net, by issuing 1.9 million and 140,000 shares of new common and preferred equity capital through the continuous offering program, respectively.

During 2011, 2010 and 2009, additions to common equity capital related to equity awards to directors and employees totaled $3.2 million, $1.3 million and $1.3 million, respectively, including net proceeds from the exercise of option awards of $169,000, $11,000 and $327,000, respectively. See NOTE 11 for further information pertaining to long-term equity-based awards.

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

Performance-based Component of Base Salaries

In 2008 the compensation committee began implementing a performance-based cash compensation program designed to introduce a variable component to the base compensation for executive officers that provides for payments equal to the per share dividend declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalent Rights”). Dividend Equivalent Rights are not attached to any stock or option awards and only have the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service. On

August 10, 2011, the compensation committee granted an additional 72,000 Dividend Equivalent Rights that expire on July 1, 2014. In addition, the committee extended the expiration of previous grants by one year such that all grants expire on July 1, 2014.

Dividend Equivalent Rights issued and outstanding and related compensation costs were as follows at December 31, 2011:

Month of Grant	Total Grant	Year Ended December 31,
		2011	2010	2009
July 2008	225,000	$396,000	$340,000	$504,000
July 2009	225,000	396,000	340,000	248,000
July 2010	60,000	105,000	39,000	–
August 2011	72,000	63,000	–	–

		$960,000	$719,000	$752,000

Annual Incentive Compensation

To provide employees with an appropriate performance-based annual incentive compensation opportunity, each year the compensation committee approves an incentive formula designed to create an incentive pool to serve as a guideline for the award of annual incentive compensation that is directly linked with the performance of the Company. The formula adopted accomplishes this by establishing an incentive pool equal to a percentage participation in the Company’s earnings in excess of a pre-established performance threshold subject to a maximum amount, or cap, available to be paid in any one year. The committee has complete discretion with respect to the amount to be distributed from the pool, including its allocation between executive officers and other employees and the form of payment (e.g., cash or equity awards). Distributions are typically made subsequent to year-end.

The incentive pool is based on a 10.0% participation in “annual earnings,” in excess of a benchmark amount established by multiplying “average long-term investment capital” by the greater of 10.0% for 2011 and 8.0% for 2010 and 2009, or the average 10-year U.S. Treasury rate plus 200 basis points subject to a cap of 50 basis points multiplied by “average long-term investment capital.” Annual earnings for formula purposes equates to Net income excluding (i) Incentive compensation, (ii) any gains or losses from asset sales or writedowns, including impairment charges, and (iii) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts reflected in the balance sheet as Investments in unconsolidated affiliates. Average long-term investment capital for formula purposes equates to average Unsecured borrowings, net of related investments in statutory trusts, and average Stockholders’ equity, excluding (i) Accumulated other comprehensive income, (ii) incentive compensation accruals, (iii) certain gains or losses from asset sales or writedowns, including impairment charges, and (iv) interest accruals on Unsecured borrowings.

During 2011, 2010 and 2009, the Company recognized Incentive compensation expense totaling $5.7 million, $5.1 million and $4.8 million, respectively, the accruals for which are included in Accounts payable and accrued expenses. The committee exercised its discretion regarding the form of payment of 2011 and 2010 incentive compensation awarded to certain executive officers determining it was appropriate to pay one-half of the amounts awarded in fully vested stock awards, which totaled 189,283 and 164,829 shares (before the surrender of shares for the payment of applicable taxes) valued at $12.60 and $12.71 per share when issued in early January 2012 and 2011, respectively.

Long-term Equity-based Awards

The Company sponsors equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”). At December 31, 2011, the Plans had 1,047,951 common shares remaining available for future issuance.

The following table includes service-based stock awards issued to directors and employees with related vesting information (subject to certain restrictions, principally continuous service), at December 31, 2011:

	Grant Date	Total
Year of	Fair Value	Original	Shares Scheduled to Vest During:
Grant	Per Share	Grants	2012	2013	2014
2007	$12.93	156,000	22,498	22,497	22,497
2008	12.87	6,000	–	–	–
2009	11.39	6,000	–	–	–
2010	11.64	12,000	–	–	–
2011	13.23	24,000	24,000	–	–

In 2008 the Company implemented a performance-based stock award program in lieu of its previous practice of issuing service-based awards to employees. As this program is currently configured, the first 50% of awards granted each year vest provided certain performance criteria pertaining to a three-year measurement period that starts at the beginning of the following calendar year are met. The remaining 50% vests provided performance criteria pertaining to a three-year measurement period beginning one year later are met. If the performance criteria are not met at the end of a three-year measurement period, vesting will be deferred and a new three-year measurement period will be established to include the subsequent year, up to and including the seventh calendar year after the year of grant. Any remaining unvested awards will expire if the performance criteria for the final three-year measurement period are not met. The performance criteria establishes an annualized threshold return on the Company’s long-term investment capital, subject to certain adjustments, that must be exceeded for the awards to vest equal to the greater of 8.0% or the average 10-year U.S. Treasury rate plus 200 basis points. The following table includes performance-based stock awards issued to employees with related measurement period information at December 31, 2011:

Year of Grant	Grant Date Fair Value Per Share	Total Original Grants		Final Measurement Period Ends December 31	Remaining Shares with Initial Measurement Periods Ending December 31
					2012	2013	2014	2015
2008	$10.18	140,658	*	2015	67,595	–	–	–
2009	14.33	110,917		2016	55,043	55,035	–	–
2010	12.44	128,766		2017	–	64,087	64,077	–
2011	12.72	132,490		2018	–	–	66,247	66,243

*	The performance criteria for the first three-year measurement period ending December 31, 2011 was met resulting in the vesting of the first 50% of this grant.

Total service- and performance-based stock award activity for the year ended December 31, 2011 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock awards outstanding at beginning of year	521,100	$11.96
Grants	156,490	12.80
Vestings	(77,164)	10.15
Forfeitures	(3,008)	12.27

Unvested stock awards outstanding at end of year	597,418	12.41

During 2011, 2010 and 2009, the Company recognized in Salaries and benefits $1.6 million, $1.4 million and $1.0 million, respectively, related to amortization of the grant date fair value of employee stock awards. The amounts amortized for these periods assumed that performance criteria, if applicable, would continue to be met for related initial measurement periods. In addition, the Company recognized in Other general and administrative expense $261,000, $119,000 and $98,000 related to amortization of the grant date fair value of service-based director stock awards in 2011, 2010 and 2009, respectively. All service-based stock awards and performance-based stock awards granted prior to 2010 are entitled to receive dividends on a current basis without risk of forfeiture if the related awards do not vest. The 2010 and 2011 performance-based awards defer the payment of dividends accruing during the vesting period until vesting and if the related awards do not vest these accrued dividends will be forfeited. At December 31, 2011 dividends accrued pertaining to these awards totaled $333,000 and are included in Common stock dividend payable. Unrecognized compensation expense for unvested stock awards totaled $4.8 million as of December 31, 2011, to be expensed over a weighted average period of 1.9 years, assuming related performance criteria are met for the initial measurement periods for performance-based stock awards.

Option awards currently outstanding have contractual terms and vesting requirements at the grant date of ten years and were issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model. The Company estimated option exercises, expected holding periods and forfeitures based on past experience and expectations for option performance and employee or director attrition. Risk-free rates were based on market rates for the expected life of the options. Expected dividends were based on historical experience and expectations for future performance. Expected volatility factors were based on historical experience. No option awards were granted in 2011 or 2010. In 2009 option awards granted to directors totaled 30,000 common shares with strike prices and grant date fair values of $11.69 and $1.52 per share, respectively. Fair values were determined using average expected terms of four years, and volatility factors, dividend yields and risk-free rates of 51.0%, 14.0% and 1.7%, respectively. Option award activity for the year ended December 31, 2011 is summarized below:

	Number of Shares	Weighted Average Exercise Price
Option awards outstanding at beginning of year	288,125	$10.48
Exercises	(31,875)	8.68

Option awards outstanding at end of year	256,250	10.71

Exercisable option awards outstanding as of December 31, 2011 totaled 256,250 common shares with a weighted average remaining contractual term of 5.4 years, an average exercise price of $10.71 and an aggregate intrinsic value of $476,000. The total intrinsic value of option awards exercised was $129,000, $3,000 and $1.4 million in 2011, 2010 and 2009, respectively. During 2011, 2010 and 2009, the Company recognized in Salaries and benefits $3,000, $16,000 and $16,000 related to employee option awards, respectively. In addition, the Company recognized in Other general and administrative expense $15,000 and $44,000 related to director option awards in 2010 and 2009, respectively.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and makes discretionary contributions of up to another 3% of compensation regardless of participation in the plans. Company contributions are subject to certain vesting requirements. During 2011, 2010 and 2009, the Company recognized in Salaries and benefits $514,000, $476,000 and $411,000 related to contributions to these plans, respectively.

NOTE 12 — NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following tables summarize interest income, interest expense and weighted average interest rates as well as related changes due to changes in interest rates versus changes in volume (dollars in thousands):

	2011		2010		2009
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Interest income:
Mortgage securities and similar investments	$243,077	2.24%	$199,300	2.60%	$314,100	4.13%
Other	301	0.12	478	0.19	495	0.34

	243,378	2.20	199,778	2.52	314,595	4.06

Interest expense:
Repurchase arrangements and similar borrowings	(57,328)	0.56	(47,502)	0.66	(120,083)	1.73
Unsecured borrowings	(8,747)	8.49	(8,747)	8.49	(8,747)	8.49
Other	(5)	0.14	(2)	0.19	–	–

	(66,080)	0.64	(56,251)	0.78	(128,830)	1.83

	$177,298	1.56	$143,527	1.74	$185,765	2.23

	Rate *	Volume *	Total *
Change from 2010 to 2011
Interest income:
Mortgage securities and similar investments	$(30,460)	$74,237	$43,777
Other	(153)	(24)	(177)

	(30,613)	74,213	43,600

Interest expense:
Repurchase arrangements and similar borrowings	(7,839)	17,665	9,826
Other	–	3	3

	(7,839)	17,668	9,829

	$(22,774)	$56,545	$33,771

Change from 2009 to 2010
Interest income:
Mortgage securities and similar investments	$(117,267)	$2,467	$(114,800)
Other	(278)	261	(17)

	(117,545)	2,728	(114,817)
Interest expense:
Repurchase arrangements and similar borrowings	(75,353)	2,772	(72,581)
Other	–	2	2

	(75,353)	2,774	(72,579)

	$(42,192)	$(46)	$(42,238)

*

The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE 13 — QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly results of operations were as follows (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2011
Interest income	$53,254	$63,194	$62,949	$63,981
Interest expense	(14,513)	(15,894)	(17,930)	(17,743)

	38,741	47,300	45,019	46,238
Other revenue (expense)	(4,114)	(4,824)	(4,080)	(4,335)
Equity in earnings of unconsolidated affiliates	65	65	64	65

Net income	$34,692	$42,541	$41,003	$41,968

Basic and diluted net income per common share	$0.41	$0.48	$0.43	$0.43
Year Ended December 31, 2010
Interest income	$60,242	$47,769	$40,725	$51,042
Interest expense	(15,555)	(13,333)	(13,282)	(14,081)

	44,687	34,436	27,443	36,961
Other revenue (expense)	(4,315)	(4,742)	(3,834)	(3,999)
Equity in earnings of unconsolidated affiliates	65	65	64	65

Net income	$40,437	$29,759	$23,673	$33,027

Basic and diluted net income per common share	$0.51	$0.35	$0.27	$0.40

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Reports on Corporate Governance and

Report of Independent Registered Public Accounting Firm

Report of Management on Effectiveness of Internal Control

Over Financial Reporting

Management of Capstead is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, it is management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Capstead’s independent registered public accounting firm, Ernst & Young, LLP, has issued a report on the Company’s internal control over financial reporting, which is included in this Annual Report.

Report of Management on Evaluation of Disclosure Controls and Procedures

Capstead’s management, with participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of December 31, 2011. Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Related Certifications by Management

Certifications by the CEO and CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 pertaining to the completeness and fairness of the information contained in Capstead’s annual report on Form 10-K for the year ended December 31, 2011 and the Company’s system of internal controls over financial reporting and disclosure controls and procedures are included as exhibits to the annual report on Form 10-K. This report, as well as the Company’s other filings with the Securities and Exchange Commission, are available free of charge on the Company’s website at www.capstead.com.

On May 17, 2011 Capstead’s CEO certified, pursuant to Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, that he was not aware of any violation by the Company of NYSE corporate governance listing standards. This certification is made annually with the NYSE within thirty days after the Company’s annual meeting of stockholders.

Report of Independent Registered Public Accounting Firm on

Audit of Internal Control Over Financial Reporting

Stockholders and Board of Directors

Capstead Mortgage Corporation

We have audited Capstead Mortgage Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of Capstead Mortgage Corporation (the “Company”) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of the Company, and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Dallas, Texas

February 24, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Registrant’s 2012 definitive Proxy Statement under the captions “Proposal Number One – Election of Directors,” “Board of Directors and Committee Information,” “Stockholder Procedures for Director Candidate Recommendations,” “Executive Officers,” “Audit Committee” and “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the SEC within 120 days of December 31, 2011.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Registrant’s 2012 definitive Proxy Statement under the caption “Executive Compensation,” to be filed with the SEC within 120 days of December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Registrant’s 2012 definitive Proxy Statement under the captions “Equity Compensation Plans” and “Security Ownership of Management and Certain Beneficial Owners,” to be filed with the SEC within 120 days of December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Registrant’s 2012 definitive Proxy Statement under the caption “Related Person Transactions,” to be filed with the SEC within 120 days of December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Registrant’s 2012 definitive Proxy Statement under the caption “Proposal Two – Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm,” to be filed with the SEC within 120 days of December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.

The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 29 through 54 of this annual report on Form 10-K under Item 8 – “Financial Statements and Supplementary Data.”

2.

Financial Statement Schedules – All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable or have been omitted because the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

3.	Exhibits:

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation.(1)
3.2	Amended and Restated Bylaws.*
3.3	Articles of Amendment of Articles of Incorporation dated as of May 29, 2008.(2)
4.1	Junior Subordinated Indenture dated September 26, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.*
4.2	Amended and Restated Trust Agreement dated September 26, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.*
4.3	Indenture dated December 15, 2005, regarding junior subordinated debentures due 2035, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust II preferred securities.*
4.4	Amended and Restated Declaration of Trust dated December 15, 2005, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust II preferred securities.*
4.5	Indenture dated September 11, 2006, regarding junior subordinated debentures due 2036, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust III preferred securities.*
4.6	Amended and Restated Declaration of Trust dated September 11, 2006, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust III preferred securities.*
10.01	Amended and Restated Deferred Compensation Plan.*
10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.(3)
10.03	Second Amended and Restated Incentive Bonus Plan.(4)
10.04	Form of nonqualified stock option and stock award agreements for non-employee directors.*
10.05	Form of nonqualified stock option and stock award agreements for employees with service conditions.*
10.06	Form of stock award agreements for employees with performance conditions.(5)
10.07	Form of stock award agreements for employees with performance conditions and deferral of dividends.(6)
10.08	Purchase Agreements dated September 23, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.*

10.09	Placement Agreement dated December 6, 2005, pertaining to the issuance of Capstead Mortgage Trust II preferred securities.*
10.10	Placement Agreement dated September 8, 2006, pertaining to the issuance of Capstead Mortgage Trust III preferred securities.*
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
21	List of subsidiaries of the Registrant.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 30, 2008.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-142861) dated May 9, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2011.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
*	Filed herewith.
**	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: February 24, 2012	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: February 24, 2012	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JACK BIEGLER	Chairman and Director	February 16, 2012
(Jack Biegler)

/s/ ANDREW F. JACOBS	President, Chief Executive Officer	February 24, 2012
(Andrew F. Jacobs)	and Director

/s/ GARY KEISER	Director	February 21, 2012
(Gary Keiser)

/s/ PAUL M. LOW	Director	February 16, 2012
(Paul M. Low)

/s/ CHRISTOPHER W. MAHOWALD	Director	February 17, 2012
(Christopher W. Mahowald)

/s/ MICHAEL G. O’NEIL	Director	February 15, 2012
(Michael G. O’Neil)

/s/ MARK S. WHITING	Director	February 15, 2012
(Mark S. Whiting)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation.(1)
3.2	Amended and Restated Bylaws.*
3.3	Articles of Amendment of Articles of Incorporation dated as of May 29, 2008.(2)
4.1	Junior Subordinated Indenture dated September 26, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.*
4.2	Amended and Restated Trust Agreement dated September 26, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.*
4.3	Indenture dated December 15, 2005, regarding junior subordinated debentures due 2035, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust II preferred securities.*
4.4	Amended and Restated Declaration of Trust dated December 15, 2005, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust II preferred securities.*
4.5	Indenture dated September 11, 2006, regarding junior subordinated debentures due 2036, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust III preferred securities.*
4.6	Amended and Restated Declaration of Trust dated September 11, 2006, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust III preferred securities.*
10.01	Amended and Restated Deferred Compensation Plan.*
10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.(3)
10.03	Second Amended and Restated Incentive Bonus Plan.(4)
10.04	Form of nonqualified stock option and stock award agreements for non-employee directors.*
10.05	Form of nonqualified stock option and stock award agreements for employees with service conditions.*
10.06	Form of stock award agreements for employees with performance conditions.(5)
10.07	Form of stock award agreements for employees with performance conditions and deferral of dividends.(6)
10.08	Purchase Agreements dated September 23, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.*
10.09	Placement Agreement dated December 6, 2005, pertaining to the issuance of Capstead Mortgage Trust II preferred securities.*
10.10	Placement Agreement dated September 8, 2006, pertaining to the issuance of Capstead Mortgage Trust III preferred securities.*
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
21	List of subsidiaries of the Registrant.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 30, 2008.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-142861) dated May 9, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2011.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
*	Filed herewith.
**	Furnished electronically herewith.