Form 10-Q
period 2012-03-31
CAPSTEAD MORTGAGE CORP
filed 2012-05-09
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ✓    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

YES                NO      ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	93,570,751 as of May 9, 2012

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

ITEM 1. FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2012	December 31, 2011

	(unaudited)

Assets:
Residential mortgage investments ($12.70 and $11.93 billion pledged under repurchase arrangements at March 31, 2012 and December 31, 2011, respectively)	$13,012,459	$12,264,906
Cash collateral receivable from interest rate swap counterparties	42,880	48,505
Interest rate swap agreements at fair value	137	617
Cash and cash equivalents	513,572	426,717
Receivables and other assets	102,265	100,760
Investments in unconsolidated affiliates	3,117	3,117

	$13,674,430	$12,844,622

Liabilities:
Repurchase arrangements and similar borrowings	$12,084,823	$11,352,444
Interest rate swap agreements at fair value	27,336	31,348
Unsecured borrowings	103,095	103,095
Common stock dividend payable	40,301	38,184
Accounts payable and accrued expenses	17,244	26,844

	12,272,799	11,551,915

Stockholders’ equity:
Preferred stock - $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 186 shares issued and outstanding ($3,054 and $3,056 aggregate liquidation preference) at March 31, 2012 and December 31, 2011, respectively	2,604	2,605
$1.26 Cumulative Convertible Preferred Stock, Series B, 16,415 and 16,184 shares issued and outstanding ($186,800 and $184,175 aggregate liquidation preference) at March 31, 2012 and December 31, 2011, respectively	185,259	181,909
Common stock - $0.01 par value; 250,000 shares authorized: 92,951 and 88,287 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	929	883
Paid-in capital	1,319,356	1,257,653
Accumulated deficit	(354,883)	(354,883)
Accumulated other comprehensive income	248,366	204,540

	1,401,631	1,292,707

	$13,674,430	$12,844,622

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended
	March 31
	2012	2011

Interest income:
Residential mortgage investments	$65,733	$53,141
Other	150	113

	65,883	53,254

Interest expense:
Repurchase arrangements and similar borrowings	(14,103)	(12,322)
Unsecured borrowings	(2,187)	(2,187)
Other	–	(4)

	(16,290)	(14,513)

	49,593	38,741

Other revenue (expense):
Miscellaneous other revenue (expense)	(169)	(218)
Incentive compensation	(1,538)	(1,233)
Salaries and benefits	(1,827)	(1,700)
Other general and administrative expense	(954)	(963)

	(4,488)	(4,114)

Income before equity in earnings of unconsolidated affiliates	45,105	34,627

Equity in earnings of unconsolidated affiliates	65	65

Net income	$45,170	$34,692

Net income available to common stockholders:
Net income	$45,170	$34,692
Less cash dividends paid on preferred shares	(5,213)	(5,058)

	$39,957	$29,634

Net income per common share:
Basic	$0.45	$0.41
Diluted	0.44	0.41

Cash dividends declared per share:
Common	$0.430	$0.410
Series A Preferred	0.400	0.400
Series B Preferred	0.315	0.315

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Quarter Ended
	March 31
	2012	2011

Net income	$45,170	$34,692

Other comprehensive income:
Amounts related to available-for-sale securities:
Change in net unrealized gains	40,612	1,008
Amounts related to cash flow hedges:
Change in net unrealized losses	(1,751)	(678)
Reclassification adjustment for amounts included in net income	4,965	6,112

	43,826	6,442

Comprehensive income	$88,996	$41,134

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Quarter Ended March 31
	2012	2011

Operating activities:
Net income	$45,170	$34,692
Noncash items:
Amortization of investment premiums	18,496	12,832
Depreciation and other amortization	48	54
Equity-based compensation costs	549	429
Change in measureable hedge ineffectiveness related to interest rate swap agreements	(318)	55
Net change in receivables, other assets, accounts payable and accrued expenses	(7,338)	(7,926)

Net cash provided by operating activities	56,607	40,136

Investing activities:
Purchases of residential mortgage investments	(1,275,570)	(2,399,175)
Purchased interest receivable related to purchases of residential mortgage investments	(2,169)	(5,419)
Principal collections on residential mortgage investments	550,133	475,039

Net cash used in investing activities	(727,606)	(1,929,555)

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	32,291,152	18,400,641
Principal payments on repurchase arrangements and similar borrowings	(31,558,772)	(16,743,894)
Decrease in cash collateral receivable from interest rate swap counterparties	5,625	7,639
Increase in cash collateral payable to interest rate swap counterparties	–	926
Capital stock transactions	62,913	59,862
Dividends paid	(43,064)	(32,409)

Net cash provided by financing activities	757,854	1,692,765

Net change in cash and cash equivalents	86,855	(196,654)
Cash and cash equivalents at beginning of period	426,717	359,590

Cash and cash equivalents at end of period	$513,572	$162,936

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

NOTE 1 — BUSINESS

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac (together, the “GSEs”), or by an agency of the federal government, Ginnie Mae. Agency-guaranteed residential mortgage pass-through securities (“Agency Securities”) are considered to have limited, if any, credit risk.

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2012. For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Components of the computation of basic and diluted net income per common share were as follows (dollars in thousands, except per share amounts):

	Quarter Ended March 31
	2012	2011

Basic net income per common share
Numerator for basic net income per common share:
Net income	$45,170	$34,692
Series A and B preferred share dividends	(5,213)	(5,058)
Unvested stock award participation in earnings	(107)	(129)

	$39,850	$29,505

Denominator for basic net income per common share:
Weighted average common shares outstanding	89,980	71,639
Average unvested stock awards outstanding	(531)	(457)

	89,449	71,182

	$0.45	$0.41

Diluted net income per common share
Numerator for diluted net income per common share:
Net income	$45,170	$34,692
Dividends on antidilutive convertible preferred shares	(5,138)	(4,983)
Unvested stock award participation in earnings	(107)	(129)

	$39,925	$29,580

Denominator for diluted net income per common share:
Weighted average common shares outstanding	89,980	71,639
Average unvested stock awards outstanding	(531)	(457)
Net effect of dilutive stock and option awards	102	66
Net effect of dilutive convertible preferred shares	308	309

	89,859	71,557

	$0.44	$0.41

Potentially dilutive securities excluded from the computation of net income per common share because the effect of inclusion was antidilutive during the indicated periods were as follows (in thousands):

	Quarter Ended March 31
	2012	2011
Antidilutive convertible preferred shares	16,415	15,819
Antidilutive option awards	10	10

NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)

March 31, 2012
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$3,754	$10	$3,764	$3,771	6.71%	6.49%
ARMs	11,082,398	318,294	11,400,692	11,655,508	2.83	2.11
Ginnie Mae ARMs	1,284,457	36,163	1,320,620	1,341,108	2.94	2.32

	12,370,609	354,467	12,725,076	13,000,387	2.84	2.14

Residential mortgage loans:
Fixed-rate	3,179	5	3,184	3,184	6.96	6.79
ARMs	5,747	21	5,768	5,768	3.47	3.59

	8,926	26	8,952	8,952	4.72	4.72
Collateral for structured financings	3,068	52	3,120	3,120	8.07	7.39

	$12,382,603	$354,545	$12,737,148	$13,012,459	2.84	2.14

December 31, 2011
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$4,015	$12	$4,027	$4,035	6.73%	6.55%
ARMs	10,378,503	285,963	10,664,466	10,880,200	2.85	2.08
Ginnie Mae ARMs	1,312,049	37,191	1,349,240	1,368,197	3.02	2.31

	11,694,567	323,166	12,017,733	12,252,432	2.87	2.11

Residential mortgage loans:
Fixed-rate	3,234	5	3,239	3,239	6.96	6.58
ARMs	5,887	22	5,909	5,909	3.48	3.66

	9,121	27	9,148	9,148	4.71	4.69
Collateral for structured financings	3,272	54	3,326	3,326	8.04	7.60

	$11,706,960	$323,247	$12,030,207	$12,264,906	2.87	2.11

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale (see NOTE 8).
(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the quarter then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

Agency Securities are considered to have limited, if any, credit risk, particularly in light of the conservatorship of the GSEs by the federal government in 2008. Residential mortgage loans held by the Company were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company. Collateral for structured financings consists of private residential mortgage securities obtained through the above-mentioned mortgage conduit that are pledged to secure repayment of the structured financings. The credit risk for these securities is borne by the related bondholders. The maturity of mortgage securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, the actual maturity of Residential mortgage investments will be significantly shorter than the portfolio’s weighted average contractual maturity of 291 months.

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

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements. Current-reset ARM securities have months to roll of less than 18 months while longer-to-reset ARM securities have months to roll of 18 months or greater. As of March 31, 2012, the average months to roll for the Company’s $8.55 billion (basis) in current-reset ARM securities was 5.2 months while the average months-to-roll for the Company’s $4.18 billion (basis) in longer-to-reset ARM securities was 45.7 months.

In October 2009, under variable interest entity accounting rules, the Company began consolidating two townhome developments in the Dallas, Texas area that were collateral for subordinated loans made by the Company. In November 2011, the Company completed foreclosure proceedings, assuming ownership of the underlying collateral. As of March 31, 2012, the Company’s remaining investment consisted of seven unsold completed units with a basis of $1.8 million that is included in Receivables and other assets on the balance sheet. Included in Miscellaneous other revenue (expense) are $101,000 and $103,000 of related operating costs, net of gains on unit sales, incurred during the quarters ended March 31, 2012 and 2011, respectively. The Company remains a subordinated participant in the lending group to the Four Seasons resort in Nevis, West Indies which was foreclosed on in May 2010. The resort closed in October 2008 after sustaining hurricane damage and reopened in December 2010. The Company wrote off its $39.2 million investment in December 2009. A recovery on this investment of any amount would come from the eventual disposition of the resort by the lending group which may not occur for several years.

NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

To facilitate the issuance of Unsecured borrowings, Capstead formed and capitalized three Delaware statutory trusts through the issuance to the Company of the trusts’ common securities totaling $3.1 million (see NOTE 7). The Company’s equity in the earnings of the trusts consists solely of the common trust securities’ pro rata share in interest accruing on Unsecured borrowings issued to the trusts. Under variable interest accounting rules, the trusts are not considered variable interests at risk and as such are not consolidated.

NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR

BORROWINGS, INCLUDING RELATED HEDGING ACTIVITY

Capstead generally pledges its Residential mortgage investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as financings. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.” Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral and these financings are subject to redemption by the residual bondholders.

Repurchase arrangements and similar borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated quarter-end were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates

As of March 31, 2012:
Borrowings with maturities of 30 days or less:
Agency Securities	$12,228,699	$28,173	$11,644,842	0.33%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	416,267	1,263	392,087	0.31
Agency Securities (91 to 365 days)	48,741	58	44,774	0.42
Similar borrowings:
Collateral for structured financings	3,120	–	3,120	8.07

	$12,696,827	$29,494	$12,084,823	0.33

Quarter-end borrowing rates adjusted for effects of related derivatives held as cash flow hedges				0.49

As of December 31, 2011:
Borrowings with maturities of 30 days or less:
Agency Securities	$11,306,478	$25,630	$10,754,835	0.37%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	619,710	1,551	594,283	0.32
Similar borrowings:
Collateral for structured financings	3,326	–	3,326	8.04

	$11,929,514	$27,181	$11,352,444	0.37

Quarter-end borrowing rates adjusted for effects of related derivatives held as cash flow hedges				0.58

Average borrowings outstanding during the indicated quarters were lower than borrowings outstanding at indicated balance sheet dates primarily due to portfolio growth and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	March 31, 2012		December 31, 2011

	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate

Average borrowings and rates for the indicated quarters, adjusted for the effects of related derivatives held as cash flow hedges	$ 11,554,775	0.49%	$ 11,278,675	0.54%

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

Capstead entered into new forward-starting swap agreements hedging short-term interest rates totaling $700 million during the quarter while swap agreements totaling $800 million expired during the quarter. At March 31, 2012, the Company was a party to swap agreements hedging short-term interest rates with an average expiration of 17 months and the following characteristics (dollars in thousands):

Quarter of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement

Currently-paying contracts:
Third quarter 2012	$200,000	0.83%
First quarter 2013	1,100,000	0.81
Second quarter 2013	700,000	0.96
Third quarter 2013	300,000	0.87
Fourth quarter 2013	800,000	0.78
First quarter 2014	200,000	0.60

	3,300,000	0.83
Forward-starting contracts:
Second quarter 2014	400,000	0.51
Third quarter 2014	200,000	0.51
Fourth quarter 2014	500,000	0.58
	$4,400,000

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

Interest rate swap agreements are measured at fair value on a recurring basis primarily using Level Two Inputs in accordance with “Fair Value Measurements and Disclosures” (“ASC 820”). In determining fair value estimates for these derivatives, the Company utilizes the standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts based on expected future interest rates derived from observable market interest rate curves. The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining the fair value of its interest rate swap derivatives. In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation of these agreements. Included in the Accumulated other comprehensive income component of Stockholders’ equity are unrealized losses on Derivatives held as cash flow hedges of $26.9 million and $30.2 million as of March 31, 2012 and December 31, 2011, respectively.

The following tables include fair value and other related disclosures regarding all derivatives held as of and for the indicated periods (in thousands):

	Location in Balance Sheet	March 31, 2012	December 31, 2011

Balance sheet-related
Interest rate swap agreements in a gain position (an asset) related to:
Repurchase arrangements and similar borrowings	(a)	$137	$617
Interest rate swap agreements in a loss position (a liability) related to:
Repurchase arrangements and similar borrowings	(a)	(19,543)	(15,691)
Unsecured borrowings	(a)	(7,793)	(15,657)
Related net interest payable	(b)	(6,625)	(10,023)

		$(33,824)	$(40,754)

(a)	The fair value of derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the balance sheet separately from the fair value of derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses that will be recognized in the statement of income over the next twelve months in the form of fixed- and variable-rate swap payments in excess of current market rates totaled $17.4 million at March 31, 2012.
(b)	Included in “Accounts payable and accrued expenses” on the face of the balance sheet.

	Location of Gain or (Loss) Recognized in	Quarter Ended March 31
	Net Income	2012	2011

Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from AOCI:
Effective portion of active positions		$(4,965)	$(6,112)
Amount of gain (loss) recognized (ineffective portion)		141	(158)

Increase in interest expense and decrease in Net income as a result of the use of derivatives	(a)	$(4,824)	$(6,270)

Other comprehensive income-related:
Amount of loss recognized in other comprehensive income (loss) (effective portion)		$(1,751)	$(678)

(a)	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the statement of income.

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2006 and 2005 to three special-purpose statutory trusts. These unconsolidated affiliates were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.4 million in remaining issue costs associated with these transactions. Note balances and related weighted average interest rates as of March 31, 2012 and December 31, 2011 (calculated including issue cost amortization) were as follows (dollars in thousands):

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

The junior subordinated notes pay interest to the trusts quarterly calculated at fixed rates of 8.19% to 8.685% for ten years from issuance and subsequently at prevailing three-month LIBOR rates plus 3.30% to 3.50% for 20 years, reset quarterly. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the subordinated notes provided that payments on the trusts’ common securities are subordinate to payments on the related preferred securities. The Capstead Mortgage Trust I notes and trust securities mature in October 2035 and are currently redeemable, in whole or in part, without penalty, at the Company’s option. The Capstead Mortgage Trust II notes and trust securities mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015. The Capstead Mortgage Trust III notes and trust securities mature in September 2036 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016. Since issuance, the weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.49%.

NOTE 8 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

The following tables and related discussion provide fair value disclosures as of the indicated balance sheet dates, all of which are determined using Level 2 Inputs in accordance with ASC 820, for Capstead’s financial assets and liabilities, most of which are influenced by changes in, and market expectations for changes in, interest rates and market liquidity conditions, as well as other factors beyond the control of management.

Residential mortgage investments, nearly all of which are mortgage securities classified as available-for-sale, are measured at fair value on a recurring basis. In determining fair value estimates for mortgage securities the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions. Included in the Accumulated other comprehensive income component of Stockholders’ equity are unrealized gains on available-for-sale mortgage securities totaling $275.3 million and $234.7 million as of March 31, 2012 and December 31, 2011, respectively. In determining fair value estimates for longer-term borrowings under repurchase arrangements, the Company considers pricing levels indicated by lenders for entering into new transactions using similar pledged collateral with terms equal to the remaining terms of the longer-term borrowings. In determining fair value estimates for unsecured borrowings, the Company considers current pricing for financial instruments with similar characteristics. Excluded from these disclosures are financial instruments for which the Company’s cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, including Cash and cash equivalents, Cash collateral receivable from interest rate swap counterparties, receivables, payables and borrowings under repurchase arrangements with initial terms of 120 days or less. See NOTE 6 for information relative to the valuation of interest rate swap agreements.

Fair value disclosures for financial instruments other than debt securities were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Residential mortgage loans	$8,952	$9,100	$9,148	$9,300
Interest rate swap agreements	137	137	617	617
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	44,774	44,800	47,419	47,400
Unsecured borrowings	103,095	104,400	103,095	104,200
Interest rate swap agreements	27,336	27,336	31,348	31,348

Fair value and related disclosures for debt securities were as follows (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value

As of March 31, 2012
Agency Securities classified as available-for-sale	$12,721,407	$276,153	$842	$12,996,718
Residential mortgage securities classified as held-to-maturity	6,789	349	–	7,138

As of December 31, 2011
Agency Securities classified as available-for-sale	12,013,804	236,000	1,301	12,248,503
Residential mortgage securities classified as held-to-maturity	7,255	349	–	7,604

	March 31, 2012		December 31, 2011
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities in an unrealized loss position:
One year or greater	$6,621	$31	$4,933	$26
Less than one year	451,749	811	369,226	1,275

	$458,370	$842	$374,159	$1,301

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

From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of the conservatorship of the GSEs by the federal government, helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at March 31, 2012.

NOTE 9 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors administers all compensation programs for employees including salaries and related programs, annual incentive compensation and long-term equity-based awards, as well as other benefit programs.

Performance-based Cash Compensation Program to Augment Base Salaries

In 2008 the compensation committee began implementing a performance-based cash compensation program designed to introduce a variable component to the base compensation for executive officers. This program provides for payments equal to the per share dividend declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalent Rights”). Dividend Equivalent Rights are not attached to any stock or option awards and only have the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service. In August 2011, the compensation committee granted an additional 72,000 Dividend Equivalent Rights that expire on July 1, 2014. In addition, the committee extended the expiration of previous grants by one year such that all grants expire on July 1, 2014. Dividend Equivalent Rights issued and outstanding at March 31, 2012 and the related compensation costs for the quarters ended March 31, 2012 and 2011 were as follows:

Month of Grant	Total Grant	Quarter Ended March 31
		2012	2011

July 2008	225,000	$97,000	$92,000
July 2009	225,000	97,000	92,000
July 2010	60,000	26,000	25,000
August 2011	72,000	31,000	–

		$251,000	$209,000

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

The current formula for the incentive pool is based on a 10.0% participation in “annual earnings,” in excess of a benchmark amount established by multiplying “average long-term investment capital” by the greater of 10.0%, or the average 10-year U.S. Treasury rate plus 200 basis points, subject to a cap of 50 basis points multiplied by “average long-term investment capital.” Annual earnings for formula purposes equates to Net income excluding (i) Incentive compensation, (ii) any gains or losses from asset sales or writedowns, including impairment charges, and (iii) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts reflected in the balance sheet as Investments in unconsolidated affiliates. Average long-term investment capital for formula purposes equates to average Unsecured borrowings, net of related investments in statutory trusts, and average Stockholders’ equity, excluding (i) Accumulated other comprehensive income, (ii) incentive compensation accruals, (iii) certain gains or losses from asset sales or writedowns, and (iv) interest accruals on Unsecured borrowings.

Long-term Equity-based Awards

The Company sponsors equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”). At March 31, 2012, the Plans had 858,668 common shares remaining available for future issuance.

In 2008 the Company implemented a performance-based stock award program in lieu of its previous practice of issuing service-based awards to employees. As this program is currently configured, the first 50% of awards granted each year vest provided certain performance criteria pertaining to a three-year measurement period that starts at the beginning of the following calendar year are met. The remaining 50% vests provided performance criteria pertaining to a three-year measurement period beginning one year later are met. If the performance criteria are not met at the end of a three-year measurement period, vesting will be deferred and a new three-year measurement period will be established to include the subsequent year, up to and including the seventh calendar year after the year of grant. Any remaining unvested awards will expire if the performance criteria for the final three-year measurement period are not met. The performance criteria establishes an annualized threshold return on the Company’s long-term investment capital, subject to certain adjustments, that must be exceeded for the awards to vest equal to the greater of 8.0% or the average 10-year U.S. Treasury rate plus 200 basis points. The following table includes performance-based stock awards issued to employees with related measurement period information at March 31, 2012:

Year of Grant	Grant Date Fair Value Per Share	Total Original Grants	Final Measurement Period Ends December 31	Remaining Shares with Initial Measurement Periods Ending December 31

				2012	2013	2014	2015

2008	$10.18	140,658*	2015	67,595	–	–	–
2009	14.33	110,917	2016	55,043	55,035	–	–
2010	12.44	128,766	2017	–	64,087	64,077	–
2011	12.72	132,490	2018	–	–	66,247	66,243

*	The performance criteria for the first three-year measurement period ending December 31, 2011 was met resulting in the vesting of 67,599 shares associated with the first 50% of this grant.

The following table includes service-based stock awards issued to directors and employees with related vesting information (subject to certain restrictions, principally continuous service), at March 31, 2012:

Year of Grant	Grant Date Fair Value Per Share	Total Original Grants	As of December 31, 2011		Remaining Shares Scheduled to Vest During:
			Vested	Forfeited	2012		2013	2014

2007	$12.93	156,000	70,009	12,499	22,498	*	22,497	22,497
2008	12.87	6,000	6,000	–	–		–	–
2009	11.39	6,000	6,000	–	–		–	–
2010	11.64	12,000	12,000	–	–		–	–
2011	13.23	24,000	–	–	24,000		–	–

*	Shares vested in January 2012.

Performance- and service-based stock award activity for the quarter ended March 31, 2012 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock awards outstanding at December 31, 2011	597,418	$12.41
Vestings	(90,097)	10.90

Unvested stock awards outstanding at March 31, 2012	507,321	12.68

During the quarters ended March 31, 2012 and 2011, the Company recognized in Salaries and benefits $469,000 and $391,000, respectively, related to amortization of the grant date fair value of employee stock awards. The amounts amortized for these periods assumed that performance criteria, if applicable, would continue to be met for related initial measurement periods. In addition, the Company recognized in Other general and administrative expense $80,000 and $36,000 related to amortization of the grant date fair value of service-based director stock awards during the quarters ended March 31, 2012 and 2011, respectively. All service-based stock awards, as well as performance-based stock awards granted in 2008 and 2009, are entitled to receive dividends on a current basis without risk of forfeiture if the related awards do not vest. Performance-based awards granted subsequent to 2009 defer the payment of dividends accruing during the vesting period until vesting and if the related awards do not vest these accrued dividends will be forfeited. At March 31, 2012 dividends accrued pertaining to these awards totaled $445,000 and are included in Common stock dividend payable. Unrecognized compensation expense for unvested stock awards totaled $4.2 million as of March 31, 2012, to be expensed over a weighted average period of 1.7 years, assuming performance criteria, if applicable, are met for related initial measurement periods.

Option awards currently outstanding have contractual terms and vesting requirements at the grant date of ten years and were issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model. The Company estimated option exercises, expected holding periods and forfeitures based on past experience and expectations for option performance and employee or director attrition. Risk-free rates were based on market rates for the expected life of the options. Expected dividends were based on historical experience and expectations for future performance. Expected volatility factors were based on historical experience. No option awards were granted during the quarter ended March 31, 2012 or during 2011. Option award activity for the quarter ended March 31, 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price
Option awards outstanding at December 31, 2011	256,250	$10.71
Exercises	(36,250)	10.06

Option awards outstanding at March 31, 2012	220,000	10.82

Exercisable option awards outstanding as of March 31, 2012 totaled 220,000 shares with a weighted average remaining contractual term of 5.2 years, an average exercise price of $10.82 and an aggregate intrinsic value of $518,000. The total intrinsic value of option awards exercised during the quarter ended March 31, 2012 was $125,000.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and makes discretionary contributions of up to another 3% of compensation regardless of participation in the plans. Company contributions are subject to certain vesting requirements. During the quarters ended March 31, 2012 and 2011, the Company recognized in Salaries and benefits $133,000 and $112,000 related to contributions to these plans, respectively.

NOTE 10 — NET INTEREST INCOME ANALYSIS

The following table summarizes interest income, interest expense and weighted average interest rates as well as related changes due to changes in interest rates versus changes in volume (dollars in thousands):

	Quarter Ended March 31
	2012		2011		Related Changes in
	Amount	Average Rate	Amount	Average Rate	Rate*	Volume*	Total*
Interest income:
Residential mortgage investments	$65,733	2.14%	$53,141	2.36%	$(5,372)	$17,964	$12,592
Other	150	0.15	113	0.19	(26)	63	37

	65,883	2.08	53,254	2.31	(5,398)	18,027	12,629

Interest expense:
Repurchase arrangements and similar borrowings	(14,103)	0.49	(12,322)	0.59	(2,446)	4,227	1,781
Unsecured borrowings	(2,187)	8.49	(2,187)	8.49	–	–	–
Other	–	–	(4)	0.16	–	(4)	(4)

	(16,290)	0.56	(14,513)	0.69	(2,446)	4,223	1,777

	$49,593	1.52	$38,741	1.62	$(2,952)	$13,804	$10,852

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac (together, the “GSEs”), or by an agency of the federal government, Ginnie Mae. Agency-guaranteed residential mortgage pass-through securities (“Agency Securities”) are considered to have limited, if any, credit risk.

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

Capstead finances its investments with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital, which as of March 31, 2012 totaled $1.50 billion and consisted of $1.21 billion of common and $188 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). Long-term investment capital increased by $109 million or 8% during the three months ended March 31, 2012 primarily as a result of raising $63 million in common and preferred equity capital and higher portfolio pricing levels. Holdings of ARM Agency Securities increased by $748 million or 6% during the first quarter of 2012, to $13.01 billion at March 31, 2012, while repurchase arrangements and similar borrowings increased $732 million to $12.08 billion. Portfolio leverage (repurchase arrangements and similar borrowings divided by long-term investment capital) decreased to 8.05 to one by March 31, 2012 from 8.15 to one at December 31, 2011. Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio of Agency Securities under current market conditions, particularly a portfolio consisting almost entirely of short-duration ARM Agency Securities (duration is a common measure of market price sensitivity to interest rate movements). Provided capital can continue to be deployed at attractive levels and financing conditions remain favorable, management anticipates maintaining portfolio leverage near March 31, 2012 levels.

Capstead reported net income of $45 million or $0.44 per diluted common share for the quarter ended March 31, 2012, compared to $35 million or $0.41 per diluted common share for the same period in 2011. The increase in earnings can largely be attributed to increases in average outstanding portfolio, funded by equity capital raises and higher leverage levels. Total financing spreads (the difference between yields on interest-earning assets and rates on interest-bearing liabilities), averaged 152 basis points for the quarter ended March 31, 2012, compared to 162 basis points during the same period in 2011. Lower financing spreads in 2012 reflect the effects on portfolio yields of ARM loan coupon interest rates underlying the portfolio resetting lower to more current rates as well as lower yields on acquisitions. The effect on financing spreads of lower portfolio yields was partially offset by lower borrowing rates attributable to the expiration of higher cost interest rate swap agreements that have largely been replaced with additional two-year term swap agreements at more favorable rates.

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

Common and Preferred Equity Issuances Program

During the first quarter of 2012 Capstead raised $60 million in new common equity capital, after underwriting discounts and offering expenses, by issuing 4.6 million common shares at an average price of $13.17 per share, after expenses, through the Company’s at-the-market, continuous offering program. Additionally, during the first quarter of 2012 the Company raised over $3 million in new preferred equity capital through the issuance of 231,000 Series B preferred shares at an average price of $14.52 per share, after expenses.

As of quarter-end, 12.4 million common shares and 1.4 million Series B preferred shares are available for issuance under this program pursuant to supplements filed with the applicable registration statement on file with the Securities and Exchange Commission (the “SEC”). Subsequent to quarter-end and through the date of this filing, the Company used this program to issue an additional $9 million in common and perpetual preferred equity capital. The Company may raise additional capital in future periods using this program or by other means, subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important company-specific news.

Book Value per Common Share

Nearly all of Capstead’s residential mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and included in the calculation of book value per common share (total stockholders’ equity, less perpetual preferred share liquidation preferences, divided by common shares outstanding). The fair value of these positions is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels. The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels. Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios containing a significant amount of non-agency and/or fixed-rate mortgage securities.

The following table illustrates the progression of book value per common share for the quarter ended March 31, 2012:

Book value per common share, beginning of quarter	$12.52
Accretion from capital raises	0.04
Increase related to stock awards	0.01
Increase in fair value of mortgage securities classified as available-for-sale	0.44
Increase (decrease) in fair value of interest rate swap agreements designated as cash flow hedges of:
Repurchase arrangements and similar borrowings	(0.05)
Unsecured borrowings	0.08

Book value per common share, end of quarter	$13.04

Increase in book value per common share during the quarter	$0.52

Residential Mortgage Investments

Capstead’s investment strategy focuses on managing a large portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities. Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by the GSEs, which are federally chartered corporations, or an agency of the federal government, Ginnie Mae. The 2008 conservatorship of the GSEs by their federal regulator, and related capital commitments to the GSEs made by the U.S. Treasury, have largely alleviated market concerns regarding the ability of the GSEs to fulfill their guarantee obligations. By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets. These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising interest rates. The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter ended March 31, 2012 (in thousands):

Residential mortgage investments, beginning of quarter	$12,264,906
Increase in unrealized gains on mortgage securities classified as available-for-sale	40,612
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.40%	1,225,775
Investment premiums on acquisitions	49,795
Portfolio runoff (scheduled payments and mortgage prepayments)	(550,133)
Investment premium amortization	(18,496)

Residential mortgage investments, end of quarter	$13,012,459

Average residential mortgage investments outstanding during the quarter	$12,539,187

As of March 31, 2012, nearly all of Capstead’s residential mortgage investments consisted of ARM Agency Securities and a small amount of adjustable-rate residential mortgage loans, featuring the following characteristics (dollars in thousands):

ARM Type (a)	Amortized Cost Basis (b)	Net WAC (c)	Fully Indexed WAC (c)	Average Net Margins (c)	Average Periodic Caps (c)	Average Lifetime Caps (c)	Months To Roll (a)
Current-reset ARMs:
Fannie Mae Agency Securities	$5,803,779	2.50%	2.40%	1.70%	3.27%	10.17%	4.8
Freddie Mac Agency Securities	2,117,574	3.16	2.58	1.84	2.57	10.66	5.7
Ginnie Mae Agency Securities	618,536	2.40	1.71	1.51	1.01	9.61	7.0
Residential mortgage loans	5,768	3.47	2.50	2.05	1.52	10.97	4.6

	8,545,657	2.65	2.39	1.72	2.93	10.25	5.2

Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,361,870	3.15	2.83	1.78	4.73	8.22	46.9
Freddie Mac Agency Securities	1,117,469	3.24	2.90	1.87	4.82	8.32	49.4
Ginnie Mae Agency Securities	702,084	3.42	1.71	1.51	1.02	8.44	36.0

	4,181,423	3.22	2.66	1.76	4.13	8.29	45.7

	$12,727,080	2.84	2.48	1.73	3.33	9.61	18.4

Gross WAC (rate paid by borrowers) (d)		3.49

(a)	Capstead classifies its ARM investments based on the average length of time until the underlying loans reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARMs, and 18 months or greater for “longer-to-reset” ARMs). Once an ARM loan reaches its initial reset date, it will reset at least once a year to a margin over a corresponding interest rate index, subject to periodic and lifetime limits or caps.
(b)	Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premium) before unrealized gains and losses. As of March 31, 2012, the ratio of amortized cost basis to related unpaid principal balance for the Company’s ARM securities was 102.87. This table excludes $4 million in fixed-rate Agency Securities, $3 million in fixed-rate residential mortgage loans and $3 million in private residential mortgage pass-through securities held as collateral for structured financings.
(c)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees, as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balance of the mortgage loans underlying these investments. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average net margins represents the weighted average level over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer typically have 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps. For presentation purposes, average periodic caps in the table above reflect (i) initial caps until after an ARM security has reached its initial reset date and (ii) lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps. As of March 31, 2012, 74% of current-reset ARMs were subject to periodic caps averaging 1.85%; 11% were subject to initial caps averaging 4.08%; and 15% were subject to lifetime caps, less the current net WAC, averaging 7.51%. All longer-to-reset ARM securities at March 31, 2012 were subject to initial caps.
(d)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

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

After consideration of any applicable initial fixed-rate periods, at March 31, 2012 approximately 77%, 13% and 10% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively. Additionally, at March 31, 2012 approximately 93% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date. All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances.

ARM Agency Securities typically are acquired at a premium to the securities’ unpaid principal balances and high levels of mortgage prepayments can put downward pressure on yields and financing spreads because the level of mortgage prepayments impacts how quickly investment premiums are written off against earnings as portfolio yield adjustments. Mortgage prepayments continue to be a positive differentiating factor for Capstead relative to peers in the mortgage REIT sector, with portfolio runoff during the first quarter of 2012 at historically favorable levels averaging 17.0% on an annualized basis (a constant prepayment rate, or “CPR,” of 14.5%). This reflects several critical factors, namely, prepayments on more seasoned securities continue to be suppressed by low housing prices and credit problems being experienced by many of these borrowers, while prepayments on newer originations are somewhat elevated as a result of relatively low prevailing mortgage interest rates. The relatively modest impact on prepayment levels experienced by the Company from these external factors during the first quarter of 2012 reflects a fundamental difference between the Company’s investment strategy of focusing solely on ARM securities and strategies employed by other mortgage REITs. At March 31, 2012, the Company’s ARM investments were backed by mortgages requiring borrowers to make payments predicated on mortgage rates averaging a relatively low 3.49%. Additionally, 67% of the portfolio was backed by seasoned mortgage loans that will reset in less than 18 months, typically to a lower interest rate. As a result, most borrowers with mortgage loans underlying the Company’s investments lack the ability to meaningfully lower their mortgage payments even if they can overcome the other impediments to refinancing mentioned above. This also holds true for borrowers that are eligible to refinance their mortgages under the government’s recently enhanced Home Affordable Refinance Program. For these reasons, management anticipates mortgage prepayments to remain somewhat elevated on newer origination securities (limited to a portion of the Company’s longer-to-reset ARM securities) while prepays on more seasoned longer-to-reset and current-reset ARM securities should remain largely in check in 2012.

Capstead generally pledges its residential mortgage investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions. Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as financings by the Company. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.” Since early in 2009, haircut requirements for pledged Agency Securities have remained relatively stable and as of March 31, 2012, haircuts on outstanding borrowings averaged 4.6 percent and typically ranged from 3.0 to 5.0 percent of the fair value of the pledged securities. After considering related interest receivable, as well as interest payable on these borrowings, the Company had $639 million of capital at risk with its lending counterparties as of March 31, 2012.

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

Conversely, if fair values increase, lenders are required to release collateral back to the Company pursuant to a Company-issued margin call. The Company’s borrowings under repurchase arrangements at March 31, 2012 consisted of $12.08 billion of primarily 30-day borrowings with 25 counterparties at average rates of 0.33%, before the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30- to 90-day borrowings (see below) and 0.49% including the effects of these derivative financial instruments.

To help mitigate exposure to higher short-term interest rates, Capstead uses currently-paying and forward-starting, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that typically require interest payments for two-year terms. Variable payments received by the Company under its swap agreements largely offset interest accruing on a like amount of the Company’s 30- to 90-day borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowing rates. Under the terms of currently-paying interest rate swap agreements held at March 31, 2012, the Company is required to pay fixed rates of interest averaging 0.83% on notional amounts totaling $3.3 billion with average remaining interest payment terms of 14 months. Additionally, as of quarter-end the Company had entered into forward-starting swap agreements with notional amounts totaling $1.1 billion that will begin requiring interest payments at fixed rates averaging 0.54% for two-year periods that commence on various dates between April 2012 and October 2012, with an average expiration of 27 months. After consideration of all swap positions entered into as of quarter-end to hedge short-term borrowing rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had estimated durations at March 31, 2012 of 10 months and 6 1/2 months, respectively, for a net duration gap of 3 1/2 months. The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

The following table progresses quarterly portfolio yields on residential mortgage investments and related borrowing rates over the past five quarters:

	Yields *			Borrowing Rates *
Quarter Ended	Cash Yields	Investment Premium Amortization	Total	Unhedged Borrowing Rates	Swap Rates	Blended Rates
March 31, 2011	2.94%	(0.58)%	2.36%	0.29%	1.07%	0.59%
June 30, 2011	2.97	(0.59)	2.38	0.25	1.02	0.55
September 30, 2011	2.84	(0.67)	2.17	0.25	0.98	0.57
December 31, 2011	2.77	(0.66)	2.11	0.32	0.90	0.54
March 31, 2012	2.74	(0.60)	2.14	0.32	0.85	0.49

*	Cash yields are based on the cash component of interest income. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments. Both are expressed as a percentage calculated on an annualized basis on average amortized cost basis. Unhedged borrowing rates represent average rates on repurchase arrangements and similar borrowings. Swap Rates represent the average fixed rates on currently-paying interest rate swap agreements.

Declines on cash yields have moderated in recent quarters as the coupon interest rates of an increasing number of the mortgage loans underlying current-reset ARM securities approach fully-indexed levels. Investment premium amortization is influenced by investment premium levels and mortgage prepayments. Because of higher prices paid in recent years for acquisitions as well as continued runoff of older, lower-basis securities, the Company’s cost basis in its portfolio has increased resulting in larger yield adjustments for investment premium amortization. This effect has been partially offset in recent quarters by relatively low mortgage prepayment levels. Unhedged borrowing rates have increased modestly in recent quarters from the lower levels experienced last summer; however, on an overall basis borrowing rates have declined with the expiration of higher-rate interest rate swap agreements over the indicated periods.

Commercial Investments

In 2008, management curtailed its previous practice of periodically augmenting Capstead’s residential mortgage investments with investments in credit-sensitive commercial real estate-related assets. Remaining exposure to these non-core investments at March 31, 2012 consisted of less than $2 million pertaining to two townhome developments in the Dallas, Texas area. This investment is being recovered through the sale of the remaining seven units. The Company remains a subordinated participant in the lending group for the Four Seasons resort in Nevis, West Indies, which was foreclosed on in May 2010. The resort re-opened in December 2010 after having been closed since 2008 as a result of sustaining significant hurricane damage. The Company wrote off its $39 million investment in 2009; a recovery on this investment of any amount would come from the eventual disposition of the resort by the lending group, which is not expected to occur for several years.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead’s investment strategy is to manage a conservatively leveraged portfolio of ARM Agency Securities that can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates. Borrowings under repurchase arrangements generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, potential liquidity inherent in the Company’s unencumbered residential mortgage investments portfolio is as important as the actual level of cash and cash equivalents carried on the balance sheet. Potential liquidity is affected by, among other things, current portfolio leverage levels; changes in market value of assets pledged and interest rate swap agreements held for hedging purposes as determined by lending and swap counterparties; principal prepayments; collateral requirements of lenders and swap counterparties; and general conditions in the commercial banking and mortgage finance industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”). Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of March 31, 2012 in comparison with December 31, 2011 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed (a)	Potential Liquidity (b)	Portfolio Leverage (c)

Balances as of March 31, 2012:
Residential mortgage investment portfolio	$13,012,459	$12,084,823	$927,636	$328,814

Cash collateral receivable from swap counterparties, net (d)			15,681	–
Other assets, net of other liabilities			558,292	513,572

			$1,501,609	$842,386	8.05:1

Balances as of December 31, 2011	$12,264,906	$11,352,444	$1,392,685	$757,762	8.15:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflects estimated fair value as of the indicated date.
(b)	Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.
(c)	Portfolio leverage is expressed as the ratio of repurchase agreements and similar borrowings (Related Borrowings in the table above) to long-term investment capital (total Capital Employed in the table above).
(d)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties and the fair value of interest rate swap positions as of the indicated date.

Because of relatively weak market conditions experienced in 2009 and 2010, including high levels of mortgage prepayments experienced in 2010 as a consequence of GSE programs to buy out seriously delinquent loans from their guarantee portfolios, increases in the Company’s residential mortgage investments portfolio during these years were relatively modest, as were portfolio leverage levels. During the latter half of 2010, the Company began growing its holdings of ARM Agency Securities more aggressively in order to re-leverage its investment capital. By March 2011 this effort was largely completed and the Company had resumed raising new equity capital through its at-the-market continuous offering program. For the quarter ended March 31, 2012, acquisitions of ARM agency securities totaled $1.23 billion (principal amount) outpacing portfolio runoff and contributing to a $748 million or 6% increase in the portfolio. This portfolio growth has been funded largely with $63 million in new common and preferred equity capital and additional borrowings. The Company has maintained portfolio leverage at approximately eight to one since March 2011 which management believes represents an appropriate and prudent use of leverage for a portfolio of Agency Securities under current market conditions, particularly a portfolio consisting almost entirely of short-duration ARM Agency Securities.

In order to prudently and efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund borrowing and interest rate swap program-related margin calls under stressed market conditions, including margin calls resulting from monthly principal payments (that are not remitted to the Company for 20 to 45 days after any given month-end), as well as reasonably possible declines in the market value of pledged assets and swap positions. Should market conditions deteriorate, management may reduce portfolio leverage and therefore increase liquidity by raising new equity capital, selling mortgage securities and/or curtailing the replacement of portfolio runoff. Additionally, the Company routinely does business with a large number of lending counterparties, which bolsters financial flexibility to address challenging market conditions and limits exposure to any individual counterparty.

RESULTS OF OPERATIONS

	Quarter Ended March 31
	2012	2011

Income statement data: (dollars in thousands, except per share data)
Interest income:
Residential mortgage investments	$65,733	$53,141
Other	150	113

	65,883	53,254

Interest expense:
Repurchase arrangements and similar borrowings	(14,103)	(12,322)
Unsecured borrowings	(2,187)	(2,187)
Other	–	(4)

	(16,290)	(14,513)

	49,593	38,741

Other revenue (expense):
Miscellaneous other revenue (expense)	(169)	(218)
Incentive compensation	(1,538)	(1,233)
Salaries and benefits	(1,827)	(1,700)
Other general and administrative expense	(954)	(963)

	(4,488)	(4,114)
Equity in earnings of unconsolidated affiliates	65	65

Net income	$45,170	$34,692

Diluted earnings per common share	$0.44	$0.41

Average diluted shares outstanding	89,859	71,557

Key operating statistics: (dollars in millions, unaudited)
Weighted average yields:
Residential mortgage investments	2.14%	2.36%
Other interest-earning assets	0.15	0.19
Total weighted average yields	2.08	2.31
Weighted average borrowing rates:
Repurchase arrangements and similar borrowings, as adjusted for interest rate hedging transactions	0.49	0.59
Unsecured borrowings	8.49	8.49
Other	–	0.16
Total weighted average borrowing rates	0.56	0.69

Total weighted average financing spreads	1.52	1.62

Net yield on total interest-earning assets	1.57	1.70

Average total runoff rate (scheduled payments and prepayments)	17.01	19.88

Average balance information:
Residential mortgage investments	$12,280	$8,994
Other interest-earning assets	387	236
Repurchase arrangements and similar borrowings	11,555	8,308
Currently-paying swap agreements (notional amounts)	3,567	3,083
Unsecured borrowings (included in long-term investment capital)	103	103
Other interest-bearing liabilities	–	10
Long-term investment capital	1,454	1,158
Portfolio leverage	7.95:1	7.17:1

Incentive compensation, salaries and benefits and other general and administrative expense as a percentage of average long-term investment capital	1.19%	1.36%

Return on average long-term investment capital	13.08	12.89

Return on average common equity capital	13.76	13.67

Capstead’s net income totaled $45 million or $0.44 per diluted common share for the quarter ended March 31, 2012, compared to $35 million or $0.41 per diluted common share for the same period in 2011. The increase in net income can largely be attributed to increases in average outstanding portfolio, funded by equity capital raises and higher leverage levels. Total financing spreads averaged 1.52% during the quarter ended March 31, 2012 compared to 1.62% during the same period in 2011. Lower financing spreads in 2012 primarily reflect the effects on portfolio yields of coupon interest rates on ARM loans underlying the portfolio that reset lower to more current rates as well as lower yields on acquisitions. The effect on financing spreads of lower portfolio yields was partially offset by lower borrowing rates attributable to the expiration of higher cost interest rate swap agreements that have largely been replaced with additional two-year term swap agreements at more favorable rates.

Yields on residential mortgage securities averaged 22 basis points lower during the quarter ended March 31, 2012 compared to the same period in 2011. The portfolio’s cash yield averaged 2.74% during the first quarter of 2012, compared to 2.94% for the same period in 2011. Investment premium amortization of $18 million for the quarter ended March 31, 2012 represented a yield adjustment of 60 basis points, compared to amortization of $13 million or 58 basis points for the same period in 2011. Because of higher prices paid in recent years for acquisitions as well as continued runoff of older, lower-basis securities, the Company’s cost basis in the portfolio has increased, resulting in larger yield adjustments for investment premium amortization. For the quarter ended March 31, 2012, this effect has been largely offset by lower amortization requirements due to lower mortgage prepayment rates. Total portfolio runoff averaged 17.0% on an annualized basis during the first quarter of 2012, compared to 19.9% for the same period in 2011. Because a significant portion of the Company’s portfolio consists of well-seasoned current-reset ARM securities, relatively few borrowers could take advantage of lower prevailing mortgage interest rates because of low housing prices and credit problems being experienced by many of these borrowers, which contributed to lower mortgage prepayment rates in 2012.

Borrowing rates on repurchase arrangements and similar borrowings averaged 10 basis points lower during the quarter ended March 31, 2012 than during the same period in 2011. Borrowings under repurchase arrangements typically reset in rate every 30 to 90 days. Before adjustment for the effects of interest rate swap agreements held as cash flow hedges, rates on these borrowings averaged 0.32% during the first quarter of 2012 compared to 0.29% during the same period in 2011. Rates on approximately $3.57 billion of the Company’s average borrowings during the first quarter of 2012 were effectively fixed through the use of interest rate swap agreements. The corresponding amount was $3.08 billion for the same period in 2011. Fixed-rate payment requirements on the Company’s currently-paying swap positions averaged 0.85% for the quarter ended March 31, 2012 compared to 1.07% during the same period in 2011. Lower fixed-rate payment requirements on these positions in 2012 reflect ongoing expirations of relatively high-cost swap agreements over time that have largely been replaced with new swap agreements at lower rates.

Miscellaneous other revenue (expense) includes $101,000 in operating costs related to Capstead’s remaining commercial real estate investments which at quarter-end consisted of seven completed unsold townhomes. This activity lost $103,000 in the same period in 2011. Higher incentive compensation expense reflects accruals under a performance-based employee incentive compensation program that provides for a participation in annual earnings, in excess of a benchmark amount and caps annual incentive compensation at 50 basis points of average long-term investment capital. Salary and benefits expense was higher in 2012 primarily as a result of additional payments on dividend equivalent rights awarded executive officers, reflecting higher dividend levels and a larger number of rights outstanding, and increased performance-based stock award amortization, reflecting a larger number of grants outstanding. See “NOTE 9” to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of March 31, 2012 and the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

In response to the financial market turmoil experienced in 2007 and 2008, Capstead expanded the number of lending counterparties it routinely does business with in order to support larger holdings of residential mortgage investments and to increase its financial flexibility and ability to withstand periods of contracting market liquidity. As of March 31, 2012, the Company had uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 25 of these counterparties. Interest rates on borrowings under repurchase arrangements are generally based on prevailing rates at inception corresponding to the terms of the borrowings. All terms and conditions are negotiated on a transaction-by-transaction basis. None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries. Borrowings under repurchase arrangements increased to $12.08 billion at March 31, 2012, primarily with original maturities of 30 to 120 days. Total borrowings under repurchase arrangements began the year at $11.35 billion and averaged $11.55 billion during the quarter ended March 31, 2012. Average borrowings during the quarter were lower than at quarter-end primarily due to portfolio growth and differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to higher short-term interest rates, Capstead uses currently-paying and forward-starting, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that typically require interest payments for two-year terms. At March 31, 2012 currently-paying swap agreements entered into by the Company had notional amounts totaling $3.30 billion with average remaining interest payment terms of 14 months and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30- to 90-day borrowings under repurchase arrangements. Additionally, at March 31, 2012 the Company held forward-starting swap agreements for this purpose with notional amounts totaling $1.1 billion that begin two-year interest payment terms on various dates between April 2012 and October 2012. Relative to the floating rate terms of the Company’s $100 million in unsecured borrowings that begin in 2015 and 2016, during 2010 the Company entered into forward-starting swap agreements to effectively lock in fixed rates averaging 7.56% (compared to current fixed rates of 8.49%) for the final 20 years of these borrowings that mature in 2035 and 2036. The Company intends to continue to manage interest rate risk by utilizing suitable derivative financial instruments such as interest rate swap agreements.

During the first quarter of 2012 Capstead raised $63 million in new common and preferred equity capital after expenses through its at-the-market, continuous offering program. As of quarter-end, 12.4 million common shares and 1.4 million Series B preferred shares are available for issuance under this program pursuant to supplements filed with the applicable registration statement on file with the SEC. The Company may raise additional investment capital in future periods while maintaining a disciplined approach to augmenting its capital base, focusing on transactions that are accretive to existing common stockholders and providing the proceeds can be deployed at attractive levels.

Rules promulgated under the Securities Act of 1933, as amended, permit these securities to be offered and sold only if not more than three years have elapsed since the initial effective date of the related registration statement. The Company’s prior registration statement became effective on February 12, 2009. Consequently, shares issued after February 12, 2012 and prior to the effectiveness of a new registration statement on February 21, 2012 were not in full compliance with SEC rules. If these shares were held to be issued without registration in violation of the Securities Act, the Company could potentially be required to repurchase some or all of these shares, at the original purchase price (less than $9 million, in aggregate), plus statutory interest, less dividends paid on the shares, subject to the statutory limitations period. Any such repurchase obligation would not be material to the Company’s liquidity, earnings or financial condition.

Interest Rate Sensitivity on Operating Results

Capstead performs income sensitivity analyses using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All investments, borrowings and derivative financial instruments held are included in these analyses. The sensitivity of components of other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. The model incorporates management’s assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums. These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior under normal market conditions unaffected by changes in market liquidity. Income simulation modeling is the primary tool used by management to assess the direction and magnitude of changes in earnings resulting solely from changes in interest rates. Key assumptions in the model include mortgage prepayment rates, adequate levels of market liquidity, changes in market conditions, portfolio leverage levels, and management’s investment capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate the impact of higher or lower interest rates on earnings. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors. Capstead had the following estimated income sensitivity profile at March 31, 2012 and December 31, 2011, respectively (dollars in thousands):

	Federal Funds Rate	10-year U.S. Treasury Rate	Immediate Change In Indicated Rates:*

30-day to one-year rates			Flat	Up 1.00%	Up 1.00%	Up 2.00%	Up 3.00%

10-year U.S. Treasury rate			Down 1.00%	Flat	Up 1.00%	Up 2.00%	Up 3.00%

Projected 12-month income change:
March 31, 2012	<0.25%	2.21%	$(9,000)	$(29,900)	$(25,900)	$(59,700)	$(113,600)
December 31, 2011	<0.25	1.88	(8,600)	(27,100)	(23,200)	(54,700)	(105,800)

*	Sensitivity of income to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month income change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.

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

It is anticipated that over the next several years U.S. policy makers will address what the long-term role of the federal government in general, and the GSEs in particular, will play in the housing markets. The actual or perceived credit quality of Agency Securities could be negatively affected by market uncertainty over any legislative or regulatory initiatives that impact the relationship between the GSEs and the federal government. A significantly reduced role by the federal government or other changes in the guarantees provided by Ginnie Mae, the GSEs or their successors could negatively affect the credit profile and pricing of existing holdings and/or future issuances of Agency Securities and whether the Company’s strategy of holding a leveraged portfolio of Agency Securities remains viable, which could negatively affect earnings and book value per common share. In addition, the timing of any sales of Agency Securities held by the Federal Reserve or the GSEs could negatively affect pricing of these investments and limit the availability and/or terms and conditions of borrowings under repurchase arrangements which could negatively affect the Company’s liquidity, earnings and book value per common share, as more fully described below.

Failure of the federal government to reduce future federal budget deficits could negatively impact Capstead’s liquidity, financial condition and earnings. Federal budget deficit concerns have increased the possibility of a decrease in the market’s perception of the creditworthiness of debt securities issued by or guaranteed by the federal government and of further credit rating agency actions to downgrade the federal government’s credit rating. Because the GSEs are relying on federal government support, the perception of credit risk associated with Agency Securities and, therefore, the pricing of existing holdings of Agency Securities could be negatively affected. In addition, these circumstances could create broader financial turmoil and uncertainty, which may weigh heavily on the global banking system and limit the availability and/or terms and conditions of borrowings under repurchase arrangements which could negatively impact the Company’s liquidity, earnings and book value per common share, as more fully described below.

Legislative and regulatory actions could negatively affect the availability and/or terms and conditions of borrowings under repurchase arrangements and consequently, the Company’s liquidity, financial condition and earnings. In July 2010 the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in order to restrict certain business practices of systemically significant participants in the financial markets, which include most of the Company’s lending counterparties. Additionally changes in regulatory capital requirements are being implemented worldwide. It remains unclear how significant of an impact Dodd Frank and changes in regulatory capital requirements will have on the financial markets in general and on the Company’s strategy of holding a leveraged portfolio of Agency Securities. However, it is possible that the availability and/or terms and conditions of borrowings under repurchase arrangements could be negatively affected which could negatively affect the Company’s liquidity, earnings and book value per common share, as more fully described below.

Government-supported mortgagor relief programs could negatively affect Capstead’s liquidity, financial condition and earnings. U.S. policy makers have established programs designed to provide qualified homeowners with assistance in avoiding foreclosure or in qualifying for the refinancing of their existing mortgages, which typically entails the pay off of existing mortgages with any losses absorbed by the GSEs. One of these programs, the Home Affordable Refinance Program (“HARP”), has been revised with the intent of increasing its availability to homeowners who are current on their mortgage payments but whose homes have lost significant value making it difficult to qualify for a new mortgage. A significant expansion of these mortgagor relief programs, as well as any future legislative or regulatory actions, could significantly reduce the expected life of the Company’s residential mortgage investments; therefore, actual yields the Company realizes on these investments could be lower due to faster amortization of investment premiums which could negatively affect earnings. A significant expansion of these programs also could negatively affect book value per common share because of the elimination of any unrealized gains on that portion of the portfolio that prepays. Additionally, heightened prepayment exposure due to the real or perceived potential for government intervention could negatively affect pricing for Agency Securities and, as a result, liquidity and book value per common share could be adversely affected due to declines in the fair value of the Company’s remaining portfolio.

An increase in prepayments may negatively affect Capstead’s liquidity, financial condition and earnings. When short- and long-term interest rates are at nearly the same levels (i.e., a “flat yield curve” environment), or when long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage securities generally increases. Prolonged periods of high mortgage prepayments can significantly reduce the expected life of the Company’s investments; therefore, actual yields the Company realizes can be lower due to faster amortization of investment premiums, which could negatively affect earnings. High levels of mortgage prepayments can lead to larger than anticipated demands on the Company’s liquidity from its lending counterparties, as more fully described below. Additionally, periods of high prepayments can negatively affect pricing for Agency Securities and, as a result, book value per common share can be negatively affected due to declines in the fair value of the Company’s remaining portfolio and the elimination of any unrealized gains on that portion of the portfolio that prepays.

Changes in interest rates, whether increases or decreases, may adversely affect Capstead’s liquidity, financial condition and earnings. Capstead’s earnings depend primarily on the difference between the interest received on its residential mortgage investments and the interest paid on its related borrowings, net of the effect of Derivatives held for hedging purposes. The Company typically finances its investments at 30- to 90-day interest rates. Coupon interest rates on only a portion of the ARM loans underlying the Company’s securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan. Consequently, interest rates on related borrowings not hedged through the use of interest rate swap agreements can rise to levels that may exceed yields on these securities in a rising short-term interest rate environment. This can contribute to lower, or in more extreme circumstances, negative financing spreads and negatively affect earnings. Because rising interest rates tend to put downward pressure on financial asset prices, Capstead may be presented with substantial margin calls during such periods negatively affecting the Company’s liquidity. If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses. At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses. In addition, lower pricing levels for remaining holdings of mortgage securities will lead to declines in book value per common share.

During periods of relatively low short-term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may negatively affect yields on the Company’s ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be negatively affected.

Periods of illiquidity in the mortgage markets may reduce amounts available to be borrowed under Capstead’s repurchase arrangements due to declines in the perceived value of related collateral, which could negatively impact the Company’s liquidity, financial condition and earnings. Capstead generally finances its investments in mortgage securities by pledging them as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amount borrowed under a repurchase arrangement is limited to a percentage of the estimated market value of the pledged collateral and is specified at the inception of the transaction. The portion of the pledged collateral held by the lender that is not advanced under the repurchase arrangement is referred to as margin collateral and the resulting margin percentage is required to be maintained throughout the term of the borrowing. If the perceived market value of the pledged collateral as determined by the Company’s lenders declines, the Company may be subject to margin calls wherein the lender requires the Company to pledge additional collateral to reestablish the agreed-upon margin percentage. Because market illiquidity tends to put downward pressure on asset prices, Capstead may be presented with substantial margin calls during such periods. If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses. At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses. In addition, lower pricing levels for remaining holdings of mortgage securities will lead to declines in book value per common share.

Periods of illiquidity in the mortgage markets may reduce the number of counterparties willing to lend to the Company and/or the amounts individual counterparties are willing to lend via repurchase arrangements, which could negatively affect the Company’s liquidity, financial condition and earnings. For instance, a contraction in market liquidity is possible should Europe’s sovereign debt problems deteriorate in a disorderly fashion, putting further financial pressures on large European banks, many of which are lending counterparties. Capstead enters into repurchase arrangements with numerous commercial banks and other financial institutions, both foreign and domestic, routinely with maturities of 30 to 90 days. The Company’s ability to achieve its investment objectives depends on its ability to re-establish or roll maturing borrowings on a continuous basis and none of the Company’s counterparties are obligated to enter into new repurchase transactions at the conclusion of existing transactions. If a counterparty chooses not to roll a maturing borrowing, the Company must pay off the borrowing, generally with cash available from another repurchase arrangement entered into with another counterparty. If the Company determines that it does not have sufficient borrowing capacity with its remaining counterparties, it could be forced to reduce its portfolio leverage by selling assets under potentially adverse market conditions, resulting in losses. This risk is increased if Capstead relies significantly on any single counterparty for a significant portion of its repurchase arrangements. An industry-wide reduction in the availability of borrowings under repurchase arrangements could negatively affect pricing levels for mortgage securities leading to further declines in the Company’s liquidity and book value per common share. Under these conditions, the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.

If Capstead is unable to negotiate favorable terms and conditions on future repurchase arrangements with one or more of the Company’s lending counterparties, the Company’s liquidity, financial condition and earnings could be negatively impacted. The terms and conditions of each repurchase arrangement are negotiated on a transaction-by-transaction basis, and these borrowings generally are re-established, or rolled, at maturity. Key terms and conditions of each transaction include interest rates, maturity dates, asset pricing procedures and margin requirements. The Company cannot assure investors that it will be able to continue to negotiate favorable terms and conditions on its future repurchase arrangements. For instance, during periods of market illiquidity or due to perceived credit deterioration of the collateral pledged or the Company itself, a lender may require that less favorable asset pricing procedures be employed, margin requirements be increased and/or may choose to limit or completely curtail lending to the Company. Under these conditions, the Company may determine it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.

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

Capstead may invest in derivative financial instruments such as interest rate swap agreements to mitigate or hedge the Company’s interest rate risk, which may negatively affect the Company’s liquidity, financial condition or earnings. The Company may invest in such instruments from time to time with the goal of achieving more stable borrowing costs over an extended period. However, these activities may not have the desired beneficial impact on the Company’s liquidity, financial condition or earnings. For instance, the pricing of residential mortgage investments and the pricing of related derivatives may deteriorate at the same time leading to margin calls by counterparties to both the borrowings supporting these investments and the derivatives, negatively impacting the Company’s liquidity and financial condition. In addition, counterparties could fail to honor their commitments under the terms of the derivatives or have their credit quality downgraded impairing the value of the derivatives. In the event of any defaults by counterparties, the Company may have difficulty recovering its cash collateral receivable from its counterparties and may not receive payments provided for under the terms of the derivatives and as a result, the Company may incur losses. No such hedging activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.

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

Capstead is dependent on its executives and employees and the loss of one or more of its executive officers could harm the Company’s business and its prospects. As a self-managed REIT with 15 employees, Capstead is dependent on the efforts of its key officers and employees, most of whom have significant experience in the mortgage industry. Although the Company’s named executive officers and some of its other employees are parties to severance agreements, the Company’s key officers and employees are not subject to employment agreements with non-compete clauses, nor has Capstead acquired key man life insurance policies on any of these individuals. The loss of any of their services could have an adverse effect on the Company’s operations.

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

Failure to maintain an exemption from the Investment Company Act of 1940 would adversely affect Capstead’s results of operations. The Investment Company Act of 1940 (the “40 Act”) exempts from regulation as an investment company any entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Capstead believes that it conducts its business in a manner that allows the Company to avoid registration as an investment company under the 40 Act. For over 30 years, the staff of the SEC has interpreted the provisions of the 40 Act to require, among other things, a REIT to maintain at least 55% of its assets directly in qualifying real estate interests and at least 80% of its assets in real estate-related assets in order to be exempt from regulation as an investment company. Critical to Capstead’s exemption from regulation as an investment company is the long-standing staff interpretation that so called whole loan mortgage securities, in which an investor holds all issued certificates with respect to an underlying pool of mortgage loans, constitutes a qualifying real estate interest for purposes of the staff’s 55% qualifying real estate interest requirement. Conversely, so called partial pool mortgage securities presently do not qualify for purposes of meeting the 55% requirement, although they are considered by the staff to be real estate-related assets for purposes of meeting the staff’s 80% real estate-related asset requirement.

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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:

•

Amortization of investment premiums on financial assets – Investment premiums on financial assets are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. For most of Capstead’s residential mortgage investments, estimates and judgments related to future levels of mortgage prepayments are critical to this determination. Mortgage prepayment expectations can change based on how current and projected changes in interest rates impact the economic attractiveness of mortgage refinance opportunities, if available, and other factors such as portfolio composition. In recent years, the ability of mortgagors to refinance has also been impacted by more stringent loan underwriting practices and lending industry capacity restraints, low housing prices and credit problems being experienced by many of these borrowers. Management estimates mortgage prepayments based on past experiences with specific investments within the portfolio in addition to the factors mentioned above. Should actual prepayment rates differ materially from these estimates, investment premiums would be expensed at a different pace.

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

The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future 30- and 90-day borrowings and the 20-year floating-rate periods of the Company’s long-term unsecured borrowings. Variable-rate payments to be received on the swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally on a monthly basis while fixed rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments. See “NOTE 6” to the consolidated financial statements (included under ITEM 1 of this report) and “Financial Condition–Residential Mortgage Investments” for additional information regarding the Company’s current use of Derivatives and its related risk management policies.

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

ITEM 4.    CONTROLS AND PROCEDURES

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2012.

PART II. — OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation.(1)
3.2	Amended and Restated Bylaws.(2)
3.3	Articles of Amendment of Articles of Incorporation dated as of May 29, 2008.(3)
4.1	Junior Subordinated Indenture dated September 26, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(2)
4.2	Amended and Restated Trust Agreement dated September 26, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(2)
4.3	Indenture dated December 15, 2005, regarding junior subordinated debentures due 2035, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(2)
4.4	Amended and Restated Declaration of Trust dated December 15, 2005, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(2)
4.5	Indenture dated September 11, 2006, regarding junior subordinated debentures due 2036, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(2)
4.6	Amended and Restated Declaration of Trust dated September 11, 2006, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(2)
10.01	Amended and Restated Deferred Compensation Plan.(2)
10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.(4)
10.03	Second Amended and Restated Incentive Bonus Plan.(5)
10.04	Form of nonqualified stock option and stock award agreements for non-employee directors.(2)
10.05	Form of nonqualified stock option and stock award agreements for employees with service conditions.(2)
10.06	Form of stock award agreements for employees with performance conditions.(6)
10.07	Form of stock award agreements for employees with performance conditions and deferral of dividends.(7)

10.08	Purchase Agreements dated September 23, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(2)
10.09	Placement Agreement dated December 6, 2005, pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(2)
10.10	Placement Agreement dated September 8, 2006, pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(2)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 30, 2008.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-142861) dated May 9, 2007.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2011.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

*Filed herewith

**Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: May 9, 2012	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: May 9, 2012	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer