Form 10-Q
period 2012-06-30
CAPSTEAD MORTGAGE CORP
filed 2012-08-03
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  ✓    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

YES                 NO       ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	98,656,620 as of August 3, 2012

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

ITEM 1. FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2012	December 31, 2011

	(unaudited)

Assets:
Residential mortgage investments ($13.38 and $11.93 billion pledged under repurchase arrangements at June 30, 2012 and December 31, 2011, respectively)	$13,799,487	$12,264,906
Cash collateral receivable from interest rate swap counterparties	55,758	48,505
Interest rate swap agreements at fair value	–	617
Cash and cash equivalents	433,241	426,717
Receivables and other assets	118,962	100,760
Investments in unconsolidated affiliates	3,117	3,117

	$14,410,565	$12,844,622

Liabilities:
Repurchase arrangements and similar borrowings	$12,728,797	$11,352,444
Interest rate swap agreements at fair value	37,874	31,348
Unsecured borrowings	103,095	103,095
Common stock dividend payable	39,427	38,184
Accounts payable and accrued expenses	20,920	26,844

	12,930,113	11,551,915

Stockholders’ equity:
Preferred stock - $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 186 shares issued and outstanding ($3,054 and $3,056 aggregate liquidation preference) at June 30, 2012 and December 31, 2011, respectively	2,604	2,605
$1.26 Cumulative Convertible Preferred Stock, Series B, 16,493 and 16,184 shares issued and outstanding ($187,692 and $184,175 aggregate liquidation preference) at June 30, 2012 and December 31, 2011, respectively	186,388	181,909
Common stock - $0.01 par value; 250,000 shares authorized: 97,456 and 88,287 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	975	883
Paid-in capital	1,380,445	1,257,653
Accumulated deficit	(354,883)	(354,883)
Accumulated other comprehensive income	264,923	204,540

	1,480,452	1,292,707

	$14,410,565	$12,844,622

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Interest income:
Residential mortgage investments	$65,787	$63,136	$131,520	$116,277
Other	176	58	326	171

	65,963	63,194	131,846	116,448

Interest expense:
Repurchase arrangements and similar borrowings	(16,451)	(13,706)	(30,554)	(26,028)
Unsecured borrowings	(2,187)	(2,187)	(4,374)	(4,374)
Other	–	(1)	–	(5)

	(18,638)	(15,894)	(34,928)	(30,407)

	47,325	47,300	96,918	86,041

Other revenue (expense):
Miscellaneous other revenue (expense)	13	(599)	(156)	(817)
Incentive compensation	(1,295)	(1,487)	(2,833)	(2,720)
Salaries and benefits	(1,682)	(1,672)	(3,509)	(3,373)
Other general and administrative expense	(1,091)	(1,066)	(2,045)	(2,028)

	(4,055)	(4,824)	(8,543)	(8,938)

Income before equity in earnings of unconsolidated affiliates	43,270	42,476	88,375	77,103

Equity in earnings of unconsolidated affiliates	65	65	130	130

Net income	$43,335	$42,541	$88,505	$77,233

Net income available to common stockholders:
Net income	$43,335	$42,541	$88,505	$77,233
Less cash dividends paid on preferred shares	(5,268)	(5,060)	(10,481)	(10,118)

	$38,067	$37,481	$78,024	$67,115

Net income per common share:
Basic	$0.40	$0.48	$0.85	$0.90
Diluted	0.40	0.48	0.85	0.90

Cash dividends declared per share:
Common	$0.400	$0.480	$0.830	$0.890
Series A Preferred	0.400	0.400	0.800	0.800
Series B Preferred	0.315	0.315	0.630	0.630

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net income	$43,335	$42,541	$88,505	$77,233

Other comprehensive income:
Amounts related to available-for-sale securities:
Change in net unrealized gains	27,061	29,439	67,673	30,447
Amounts related to cash flow hedges:
Change in net unrealized losses	(15,334)	(16,883)	(17,085)	(17,561)
Reclassification adjustment for amounts included in net income	4,830	7,467	9,795	13,579

	16,557	20,023	60,383	26,465

Comprehensive income	$59,892	$62,564	$148,888	$103,698

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30
	2012	2011

Operating activities:
Net income	$88,505	$77,233
Noncash items:
Amortization of investment premiums	40,195	28,351
Depreciation and other amortization	99	107
Equity-based compensation costs	1,098	884
Change in measureable hedge ineffectiveness related to interest rate swap agreements	(147)	(116)
Impairment charge related to real estate held for sale	–	470
Gain on sales of real estate held for sale	(199)	–
Net change in receivables, other assets, accounts payable and accrued expenses	(19,418)	(7,367)

Net cash provided by operating activities	110,133	99,562

Investing activities:
Purchases of residential mortgage investments	(2,684,789)	(3,858,053)
Purchased interest receivable related to purchases of residential mortgage investments	(4,382)	(8,290)
Proceeds from sales of real estate held for sale	1,415	523
Principal collections on residential mortgage investments	1,177,686	951,679

Net cash used in investing activities	(1,510,070)	(2,914,141)

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	62,587,261	37,924,609
Principal payments on repurchase arrangements and similar borrowings	(61,210,906)	(35,279,964)
(Increase) decrease in cash collateral receivable from interest rate swap counterparties	(7,253)	1,962
Decrease in cash collateral payable to interest rate swap counterparties	–	(8,424)
Capital stock transactions	125,548	143,347
Dividends paid	(88,189)	(68,164)

Net cash provided by financing activities	1,406,461	2,713,366

Net change in cash and cash equivalents	6,524	(101,213)
Cash and cash equivalents at beginning of period	426,717	359,590

Cash and cash equivalents at end of period	$433,241	$258,377

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2012. For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income, after deducting preferred share dividends and adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding, calculated excluding unvested stock awards. Diluted net income per common share is computed by dividing net income, after deducting dividends on convertible preferred shares when such shares are antidilutive and similar adjustments for participating securities, by the weighted average number of common shares and common share equivalents outstanding calculated excluding unvested stock awards, giving effect to equity awards and convertible preferred shares when such awards and shares are dilutive. For calculation purposes the Series A and B preferred shares are considered dilutive whenever basic net income per common share exceeds each Series’ dividend divided by the conversion rate applicable for that period. Unvested stock awards that are deemed participating securities are included in the calculation of diluted net income per common share, if dilutive, under either the two class method or the treasury stock method, depending upon which method produces the more dilutive result.

Components of the computation of basic and diluted net income per common share were as follows (dollars in thousands, except per share amounts):

	Quarter Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Basic net income per common share
Numerator for basic net income per common share:
Net income	$43,335	$42,541	$88,505	$77,233
Series A and B preferred share dividends	(5,268)	(5,060)	(10,481)	(10,118)
Unvested stock award participation in earnings	(100)	(145)	(206)	(274)

	$37,967	$37,336	$77,818	$66,841

Denominator for basic net income per common share:
Weighted average common shares outstanding	94,362	77,631	92,171	74,652
Average unvested stock awards outstanding	(505)	(460)	(518)	(459)

	93,857	77,171	91,653	74,193

	$0.40	$0.48	$0.85	$0.90

Diluted net income per common share
Numerator for diluted net income per common share:
Net income	$43,335	$42,541	$88,505	$77,233
Dividends on antidilutive convertible preferred shares	(5,194)	(4,985)	(10,332)	(9,968)
Unvested stock award participation in earnings	(100)	(145)	(206)	(274)

	$38,041	$37,411	$77,967	$66,991

Denominator for diluted net income per common share:
Weighted average common shares outstanding	94,362	77,631	92,171	74,652
Average unvested stock awards outstanding	(505)	(460)	(518)	(459)
Net effect of dilutive stock and option awards	121	80	111	73
Net effect of dilutive convertible preferred shares	308	309	309	309

	94,286	77,560	92,073	74,575

	$0.40	$0.48	$0.85	$0.90

Potentially dilutive securities excluded from the computation of net income per common share because the effect of inclusion was antidilutive during the indicated periods were as follows (in thousands):

	Quarter Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Antidilutive convertible preferred shares	16,493	15,865	16,493	15,865
Antidilutive equity awards excludable under the treasury stock method:
Shares issuable under option awards	10	10	10	10
Unvested stock awards	3	–	3	–

NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)

June 30, 2012
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$3,668	$10	$3,678	$3,685	6.70%	6.62%
ARMs	11,567,604	340,810	11,908,414	12,189,397	2.79	2.02
Ginnie Mae ARMs	1,527,148	46,389	1,573,537	1,594,919	2.87	2.13

	13,098,420	387,209	13,485,629	13,788,001	2.80	2.03

Residential mortgage loans:
Fixed-rate	3,123	5	3,128	3,128	6.96	7.05
ARMs	5,248	21	5,269	5,269	3.51	3.76

	8,371	26	8,397	8,397	4.79	4.97
Collateral for structured financings	3,038	51	3,089	3,089	8.07	7.55

	$13,109,829	$387,286	$13,497,115	$13,799,487	2.81	2.04

December 31, 2011
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$4,015	$12	$4,027	$4,035	6.73%	6.55%
ARMs	10,378,503	285,963	10,664,466	10,880,200	2.85	2.08
Ginnie Mae ARMs	1,312,049	37,191	1,349,240	1,368,197	3.02	2.31

	11,694,567	323,166	12,017,733	12,252,432	2.87	2.11

Residential mortgage loans:
Fixed-rate	3,234	5	3,239	3,239	6.96	6.58
ARMs	5,887	22	5,909	5,909	3.48	3.66

	9,121	27	9,148	9,148	4.71	4.69
Collateral for structured financings	3,272	54	3,326	3,326	8.04	7.60

	$11,706,960	$323,247	$12,030,207	$12,264,906	2.87	2.11

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale (see NOTE 8).
(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the quarter then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

Agency Securities are considered to have limited, if any, credit risk, particularly in light of the conservatorship of the GSEs by the federal government in 2008. Residential mortgage loans held by the Company were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company. Collateral for structured financings consists of private residential mortgage securities obtained through the above-mentioned mortgage conduit that are pledged to secure repayment of related structured financings. The credit risk for these securities is borne by the related bondholders. The maturity of Residential mortgage investments that are mortgage securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, actual maturities will be significantly shorter than the portfolio’s weighted average contractual maturity of 293 months.

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

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements. Current-reset ARM securities have months to roll of less than 18 months while longer-to-reset ARM securities have months to roll of 18 months or greater. As of June 30, 2012, the average months to roll for the Company’s $8.41 billion (basis) in current-reset ARM securities was 5.4 months while the average months-to-roll for the Company’s $5.08 billion (basis) in longer-to-reset ARM securities was 45.0 months.

In October 2009, under variable interest entity accounting rules, the Company began consolidating two townhome developments in the Dallas, Texas area that were collateral for subordinated loans made by the Company. In November 2011, the Company completed foreclosure proceedings, assuming ownership of the underlying collateral. As of June 30, 2012, the Company’s investment consisted of two unsold completed units with a basis of $529,000 that is included in Receivables and other assets on the balance sheet. These remaining units were sold in July 2012. Included in Miscellaneous other revenue (expense) is $108,000 and $7,000 of gains on unit sales, net of operating costs, recorded during the quarter and six months ended June 30, 2012, respectively. During the quarter and six months ended June 30, 2011, operating costs totaled $570,000 and $673,000, respectively, including a $470,000 impairment charge reflecting slow sales of these units and poor housing market conditions. In addition, the Company is a subordinated participant in the lending group to the Four Seasons resort in Nevis, West Indies which was foreclosed on in May 2010. The resort closed in October 2008 after sustaining hurricane damage and reopened in December 2010. The Company wrote off its $39.2 million investment in December 2009. A recovery on this investment of any amount would come from the eventual disposition of the resort by the lending group which may not occur for several years.

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

Repurchase arrangements and similar borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated quarter-end were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates

As of June 30, 2012:
Borrowings with maturities of 30 days or less:
Agency Securities	$13,325,708	$31,481	$12,680,934	0.39%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	49,903	59	44,774	0.42
Similar borrowings:
Collateral for structured financings	3,089	–	3,089	8.07

	$13,378,700	$31,540	$12,728,797	0.39

Quarter-end borrowing rates adjusted for effects of related derivatives held as cash flow hedges				0.56

As of December 31, 2011:
Borrowings with maturities of 30 days or less:
Agency Securities	$11,306,478	$25,630	$10,754,835	0.37%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	619,710	1,551	594,283	0.32
Similar borrowings:
Collateral for structured financings	3,326	–	3,326	8.04

	$11,929,514	$27,181	$11,352,444	0.37

Quarter-end borrowing rates adjusted for effects of related derivatives held as cash flow hedges				0.58

Average borrowings outstanding during the indicated quarters were lower than borrowings outstanding at indicated balance sheet dates primarily due to portfolio growth and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	June 30, 2012		December 31, 2011

	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate

Average borrowings and rates for the indicated quarters, adjusted for the effects of related derivatives held as cash flow hedges	$12,140,904	0.54%	$11,278,675	0.54%

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

Capstead entered into new forward-starting swap agreements hedging short-term interest rates totaling $700 million during the quarter. At June 30, 2012, the Company was a party to swap agreements hedging short-term interest rates with an average expiration of 17 months and the following characteristics (dollars in thousands):

Quarter of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement

Currently-paying contracts:
Third quarter 2012	$200,000	0.83%
First quarter 2013	1,100,000	0.81
Second quarter 2013	700,000	0.96
Third quarter 2013	300,000	0.87
Fourth quarter 2013	800,000	0.78
First quarter 2014	200,000	0.60
Second quarter 2014	400,000	0.51

	3,700,000	0.80
Forward-starting contracts:
Third quarter 2014	200,000	0.51
Fourth quarter 2014	500,000	0.58
First quarter 2015	700,000	0.53
	$5,100,000

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

Interest rate swap agreements are measured at fair value on a recurring basis primarily using Level Two Inputs in accordance with “Fair Value Measurements and Disclosures” (“ASC 820”). In determining fair value estimates for these derivatives, the Company utilizes the standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts based on expected future interest rates derived from observable market interest rate curves. The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining the fair value of its interest rate swap derivatives. In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation of these agreements. Included in the Accumulated other comprehensive income component of Stockholders’ equity are unrealized losses on derivatives held as cash flow hedges of $37.4 million and $30.2 million as of June 30, 2012 and December 31, 2011, respectively.

The following tables include fair value and other related disclosures regarding all derivatives held as of and for the indicated periods (in thousands):

	Location in Balance Sheet	June 30, 2012	December 31, 2011

Balance sheet-related
Interest rate swap agreements in a gain position (an asset) related to:
Repurchase arrangements and similar borrowings	(a)	$–	$617
Interest rate swap agreements in a loss position (a liability) related to:
Repurchase arrangements and similar borrowings	(a)	(19,175)	(15,691)
Unsecured borrowings	(a)	(18,699)	(15,657)
Related net interest payable	(b)	(7,462)	(10,023)

		$(45,336)	$(40,754)

(a)	The fair value of derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the balance sheet separately from the fair value of derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses that will be recognized in the statement of income over the next twelve months in the form of fixed- and variable-rate swap payments in excess of current market rates totaled $16.0 million at June 30, 2012.
(b)	Included in “Accounts payable and accrued expenses” on the face of the balance sheet.

	Location of Gain or (Loss) Recognized in	Quarter Ended June 30		Six Months Ended June 30
	Net Income	2012	2011	2012	2011

Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from AOCI:
Effective portion of active positions		$(4,830)	$(7,467)	$(9,795)	$(13,579)
Amount of gain (loss) recognized (ineffective portion)		(448)	109	(307)	(49)

Increase in interest expense and decrease in Net income as a result of the use of derivatives	(a)	$(5,278)	$(7,358)	$(10,102)	$(13,628)

Other comprehensive income-related
Amount of loss recognized in other comprehensive income (loss) (effective portion)		$(15,334)	$(16,883)	$(17,085)	$(17,561)

(a)	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the statement of income.

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2006 and 2005 to three special-purpose statutory trusts. These unconsolidated affiliates were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.4 million in remaining issue costs associated with these transactions at June 30, 2012 and December 31, 2011. Note balances and related weighted average interest rates as of June 30, 2012 and December 31, 2011 (calculated including issue cost amortization) were as follows (dollars in thousands):

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

Residential mortgage investments, nearly all of which are mortgage securities classified as available-for-sale, are measured at fair value on a recurring basis. In determining fair value estimates for mortgage securities the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions. Included in the Accumulated other comprehensive income component of Stockholders’ equity are unrealized gains on available-for-sale mortgage securities totaling $302.4 million and $234.7 million as of June 30, 2012 and December 31, 2011, respectively. In determining fair value estimates for longer-term borrowings under repurchase arrangements, the Company considers pricing levels indicated by lenders for entering into new transactions using similar pledged collateral with terms equal to the remaining terms of the longer-term borrowings. In determining fair value estimates for unsecured borrowings, the Company considers current pricing for financial instruments with similar characteristics. Excluded from these disclosures are financial instruments for which the Company’s cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, including Cash and cash equivalents, Cash collateral receivable from interest rate swap counterparties, receivables, payables and borrowings under repurchase arrangements with initial terms of 120 days or less. See NOTE 6 for information relative to the valuation of interest rate swap agreements.

Fair value disclosures for financial instruments other than debt securities were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Residential mortgage loans	$8,397	$8,500	$9,148	$9,300
Interest rate swap agreements	–	–	617	617
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	44,774	44,800	47,419	47,400
Unsecured borrowings	103,095	104,300	103,095	104,200
Interest rate swap agreements	37,874	37,874	31,348	31,348

Fair value and related disclosures for debt securities were as follows (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value

As of June 30, 2012
Agency Securities classified as available-for-sale	$13,482,041	$302,771	$399	$13,784,413
Residential mortgage securities classified as held-to-maturity	6,677	340	–	7,017

As of December 31, 2011
Agency Securities classified as available-for-sale	12,013,804	236,000	1,301	12,248,503
Residential mortgage securities classified as held-to-maturity	7,255	349	–	7,604

	June 30, 2012		December 31, 2011
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities in an unrealized loss position:
One year or greater	$26,049	$198	$4,933	$26
Less than one year	97,944	201	369,226	1,275

	$123,993	$399	$374,159	$1,301

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

From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of the conservatorship of the GSEs by the federal government, helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at June 30, 2012.

NOTE 9 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) administers all compensation programs for employees including salaries and related programs, annual incentive compensation and long-term equity-based awards, as well as other benefit programs.

Performance-based Cash Compensation Program to Augment Base Salaries

In 2008 the Committee began implementing a performance-based cash compensation program designed to introduce a variable component to the base compensation for executive officers. This program provides for payments equal to the per share dividend declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalent Rights”). Dividend Equivalent Rights are not attached to any stock or option awards and only have the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service. In July 2012, the Committee granted an additional 72,000 Dividend Equivalent Rights that expire on July 1, 2015. In addition, the Committee extended the expiration of previous grants by one year such that all grants expire on July 1, 2015. Dividend Equivalent Rights issued and outstanding and the related compensation costs for the quarter and six months ended June 30, 2012 were as follows:

Month of Grant	Total Grant	Quarter Ended June 30, 2012	Six Months Ended June 30, 2012

July 2008	225,000	$90,000	$187,000
July 2009	225,000	90,000	187,000
July 2010	60,000	24,000	50,000
August 2011	72,000	28,000	59,000
July 2012	72,000	–	–

		$232,000	$483,000

Annual Incentive Compensation

To provide employees with an appropriate performance-based annual incentive compensation opportunity, each year the Committee approves an incentive formula designed to create an incentive pool to serve as a guideline for the award of annual incentive compensation that is directly linked with the performance of the Company. The formula adopted accomplishes this by establishing an incentive pool equal to a percentage participation in the Company’s earnings in excess of a pre-established performance threshold subject to a maximum amount, or cap, available to be paid in any one year. The Committee has complete discretion with respect to the amount to be distributed from the pool, including its allocation between executive officers and other employees and the form of payment (e.g., cash or equity awards). Distributions are typically made subsequent to year-end.

The current formula for the incentive pool is based on a 10.0% participation in annual earnings, in excess of a benchmark amount established by multiplying average long-term investment capital by the greater of 10.0%, or the average 10-year U.S. Treasury rate plus 200 basis points, subject to a cap of 50 basis points multiplied by average long-term investment capital. Annual earnings for formula purposes is defined as

Net income excluding (i) Incentive compensation, (ii) any gains or losses from asset sales or writedowns, including impairment charges, and (iii) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts reflected in the balance sheet as Investments in unconsolidated affiliates. Average long-term investment capital for formula purposes is defined as average Unsecured borrowings, net of related investments in statutory trusts, and average Stockholders’ equity, excluding (i) Accumulated other comprehensive income, (ii) incentive compensation accruals, (iii) certain gains or losses from asset sales or writedowns, and (iv) interest accruals on Unsecured borrowings.

Long-term Equity-based Awards

The Company sponsors equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”). At June 30, 2012, the Plans had 831,668 common shares remaining available for future issuance.

In 2008 the Company implemented a performance-based stock award program in lieu of its previous practice of issuing service-based awards to employees. As this program is currently configured, the first 50% of awards granted each year vest provided certain performance criteria pertaining to a three-year measurement period that starts at the beginning of the following calendar year are met. The remaining 50% vests provided performance criteria pertaining to a three-year measurement period beginning one year later are met. If the performance criteria are not met at the end of a three-year measurement period, vesting will be deferred and a new three-year measurement period will be established to include the subsequent year, up to and including the seventh calendar year after the year of grant. Any remaining unvested awards will expire if the performance criteria for the final three-year measurement period are not met. The performance criteria establishes an annualized threshold return on the Company’s long-term investment capital, subject to certain adjustments, that must be exceeded for the awards to vest equal to the greater of 8.0% or the average 10-year U.S. Treasury rate plus 200 basis points. The following table includes performance-based stock awards issued to employees with related measurement period information at June 30, 2012:

Year of	Grant Date Fair Value	Total Original		Final Measurement Period Ends	Remaining Shares with Initial Measurement Periods Ending December 31
Grant	Per Share	Grants		December 31	2012	2013	2014	2015

2008	$10.18	140,658	*	2015	67,595	–	–	–
2009	14.33	110,917		2016	55,043	55,035	–	–
2010	12.44	128,766		2017	–	64,087	64,077	–
2011	12.72	132,490		2018	–	–	66,247	66,243

*	The performance criteria for the first three-year measurement period ending December 31, 2011 was met resulting in the vesting of 67,599 shares associated with the first 50% of this grant.

The following table includes service-based stock awards issued to directors and employees with related vesting information (subject to certain restrictions, principally continuous service), at June 30, 2012:

Year of	Grant Date Fair Value	Total Original	As of December 31, 2011		Remaining Shares Scheduled to Vest During:
Grant	Per Share	Grants	Vested	Forfeited	2012		2013	2014

2007	$12.93	156,000	70,009	12,499	22,498	*	22,497	22,497
2008	12.87	6,000	6,000	–	–		–	–
2009	11.39	6,000	6,000	–	–		–	–
2010	11.64	12,000	12,000	–	–		–	–
2011	13.23	24,000	–	–	24,000	**	–	–
2012	13.53	27,000	–	–	–		27,000	–

*	Shares vested in January 2012.
**	Shares vested in April 2012.

Performance- and service-based stock award activity for the six months ended June 30, 2012 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock awards outstanding at December 31, 2011	597,418	$12.41
Grants	27,000	13.53
Vestings	(114,097)	11.39

Unvested stock awards outstanding at June 30, 2012	510,321	12.70

During the quarter and six months ended June 30, 2012, the Company recognized in Salaries and benefits $468,000 and $937,000, respectively, related to amortization of the grant date fair value of employee performance- and service-based stock awards. The amounts amortized for these periods assumed that performance criteria, if applicable, would continue to be met for related initial measurement periods. In addition, the Company recognized in Other general and administrative expense $81,000 and $161,000 related to amortization of the grant date fair value of service-based director stock awards during the quarter and six months ended June 30, 2012, respectively. All service-based stock awards, as well as performance-based stock awards granted in 2008 and 2009, are entitled to receive dividends on a current basis without risk of forfeiture if the related awards do not vest. Performance-based awards granted subsequent to 2009 defer the payment of dividends accruing during the vesting period until vesting and if the related awards do not vest these accrued dividends will be forfeited. At June 30, 2012 dividends accrued pertaining to these awards totaled $549,000 and are included in Common stock dividend payable. Unrecognized compensation expense for unvested stock awards totaled $4.0 million as of June 30, 2012, to be expensed over a weighted average period of 1.6 years, assuming performance criteria, if applicable, are met for related initial measurement periods.

Option awards currently outstanding have contractual terms and vesting requirements at the grant date of ten years and were issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model. The Company estimated option exercises, expected holding periods and forfeitures based on past experience and expectations for option performance and employee or director attrition. Risk-free rates were based on market rates for the expected life of the options. Expected dividends were based on historical experience and expectations for future performance. Expected volatility factors were based on historical experience. No option awards were granted during the six months ended June 30, 2012. Option award activity for the six months ended June 30, 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price
Option awards outstanding at December 31, 2011	256,250	$10.71
Exercises	(36,250)	10.06

Option awards outstanding at June 30, 2012	220,000	10.82

Exercisable option awards outstanding as of June 30, 2012 totaled 220,000 shares with a weighted average remaining contractual term of 5.0 years, an average exercise price of $10.82 and an aggregate intrinsic value of $686,000. The total intrinsic value of option awards exercised during the six months ended June 30, 2012 was $125,000.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and makes discretionary contributions of up to another 3% of compensation regardless of participation in the plans. Company contributions are subject to certain vesting requirements. During the quarter and six months ended June 30, 2012, the Company recognized in Salaries and benefits $117,000 and $250,000 related to contributions to these plans, respectively.

NOTE 10 — NET INTEREST INCOME ANALYSIS

The following table summarizes interest income, interest expense and weighted average interest rates as well as related changes due to changes in interest rates versus changes in volume (dollars in thousands):

	Quarter Ended June 30				Related Changes in
	2012		2011
	Amount	Average Rate	Amount	Average Rate	Rate*	Volume*	Total*
Interest income:
Residential mortgage investments	$65,787	2.04%	$63,136	2.38%	$(9,791)	$12,442	$2,651
Other	176	0.17	58	0.12	32	86	118

	65,963	1.98	63,194	2.34	(9,759)	12,528	2,769

Interest expense:
Repurchase arrangements and similar borrowings	(16,451)	0.54	(13,706)	0.55	(250)	2,995	2,745
Unsecured borrowings	(2,187)	8.49	(2,187)	8.49	–	–	–
Other	–	0.07	(1)	0.10	–	(1)	(1)

	(18,638)	0.61	(15,894)	0.64	(250)	2,994	2,744

	$47,325	1.37	$47,300	1.70	$(9,509)	$9,534	$25

	Six Months Ended June 30				Related Changes in
	2012		2011
	Amount	Average Rate	Amount	Average Rate	Rate*	Volume*	Total*
Interest income:
Residential mortgage investments	$131,520	2.09%	$116,277	2.37%	$(14,870)	$30,113	$15,243
Other	326	0.16	171	0.16	–	155	155

	131,846	2.03	116,448	2.32	(14,870)	30,268	15,398

Interest expense:
Repurchase arrangements and similar borrowings	(30,554)	0.52	(26,028)	0.57	(2,420)	6,946	4,526
Unsecured borrowings	(4,374)	8.49	(4,374)	8.49	–	–	–
Other	–	0.07	(5)	0.14	(2)	(3)	(5)

	(34,928)	0.58	(30,407)	0.66	(2,422)	6,943	4,521

	$96,918	1.45	$86,041	1.66	$(12,448)	$23,325	$10,877

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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

Capstead’s investment strategy is to manage a conservatively leveraged portfolio of ARM Agency Securities that can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates. This strategy differentiates the Company from its peers because ARM Agency Securities reset to more current interest rates within a relatively short period of time allowing for (a) the recovery of financing spreads diminished during periods of rising interest rates and (b) smaller fluctuations in portfolio values from changes in interest rates compared to portfolios that contain a significant amount of fixed-rate Agency Securities. From a credit-risk perspective, the credit quality of Agency Securities helps ensure that fluctuations in value due to credit risk should be limited and financing at reasonable rates and terms is more likely to remain available under stressed market conditions.

Capstead finances its investments with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital, which as of June 30, 2012 totaled $1.58 billion and consisted of $1.29 billion of common and $189 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). Long-term investment capital increased by $188 million or 13% during the six months ended June 30, 2012 primarily as a result of raising $121 million in common equity capital and higher portfolio pricing levels. Holdings of ARM Agency Securities increased by $1.53 billion or 13% during 2012, to $13.80 billion at June 30, 2012, while repurchase arrangements and similar borrowings increased $1.38 billion or 12% during 2012 to $12.73 billion. Portfolio leverage (repurchase arrangements and similar borrowings divided by long-term investment capital) decreased to 8.05 to one by June 30, 2012 from 8.15 to one at December 31, 2011. Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio of Agency Securities under current market conditions, particularly a portfolio consisting almost entirely of short-duration ARM Agency Securities (duration is a common measure of market price sensitivity to interest rate movements). Provided capital can continue to be deployed at attractive levels and financing conditions remain favorable, management anticipates maintaining portfolio leverage near June 30, 2012 levels.

Capstead reported net income of $43 million and $89 million or $0.40 and $0.85 per diluted common share for the quarter and six months ended June 30, 2012, compared to $43 million and $77 million or $0.48 and $0.90 per diluted common share for the same periods in 2011. Total financing spreads (the difference between yields on interest-earning assets and rates on interest-bearing liabilities), averaged 137 and 145 basis points for the quarter and six months ended June 30, 2012, compared to 170 and 166 basis points during the same periods in 2011. Lower financing spreads during the second quarter of 2012 reflect (a) lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates underlying the portfolio resetting lower to more current rates and lower coupon interest rates on acquisitions, and (b) higher investment premium amortization primarily because of higher second quarter portfolio runoff and higher prices paid for portfolio acquisitions in recent years. The effect on financing spreads of lower portfolio yields was partially offset by lower borrowing rates attributable to the expiration of higher cost interest rate swap agreements that have largely been replaced with additional two-year term swap agreements at more favorable rates, even as unhedged borrowing rates have increased.

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

Common and Preferred Equity Issuances

During the second quarter of 2012 Capstead raised $62 million in new common equity capital, after underwriting discounts and offering expenses, by issuing 4.5 million common shares at an average price of $13.73 per share, after expenses, through the Company’s at-the-market, continuous offering program. Year-to-date the Company has raised $121 million by issuing 9.0 million common shares at an average price of $13.45 per share under this program. Additionally, during the second quarter of 2012 the Company raised $1 million in new preferred equity capital through the issuance of 78,000 Series B preferred shares at an average price of $14.42 per share, after expenses. Year-to-date the Company has raised $4 million by issuing 309,000 Series B preferred shares at an average price of $14.50 per share under this program. As of quarter-end, 7.9 million common shares and 1.3 million Series B preferred shares are available for issuance under this program pursuant to supplements filed with the applicable registration statement on file with the Securities and Exchange Commission (the “SEC”). Subsequent to quarter-end and through the date of this filing, the Company used this program to issue an additional $17 million in common equity capital. The Company may raise additional capital in future periods using this program or by other means, subject to market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important company-specific news.

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

The following table illustrates the progression of book value per common share for the quarter and six months ended June 30, 2012:

	Quarter Ended		Six Months Ended June 30
	June 30	March 31
Book value per common share, beginning of period	$13.04	$12.52	$12.52
Capital transactions:
Accretion from capital raises	0.03	0.04	0.09
Increase related to stock awards	–	0.01	0.01
Dividend distributions in excess of earnings	(0.01)	–	(0.01)
Increase in fair value of mortgage securities classified as available-for-sale	0.28	0.44	0.69
Increase (decrease) in fair value of interest rate swap agreements designated as cash flow hedges of:
Repurchase arrangements and similar borrowings	–	(0.05)	(0.04)
Unsecured borrowings	(0.11)	0.08	(0.03)

Book value per common share, end of period	$13.23	$13.04	$13.23

Increase in book value per common share during the indicated periods	$0.19	$0.52	$0.71

Residential Mortgage Investments

Capstead’s investment strategy focuses on managing a large portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities. Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by the GSEs, which are federally chartered corporations, or an agency of the federal government, Ginnie Mae. The 2008 conservatorship of the GSEs by their federal regulator, and related capital commitments to the GSEs made by the U.S. Treasury, have largely alleviated market concerns regarding the ability of the GSEs to fulfill their guarantee obligations. By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets. These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising interest rates. The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter and six months ended June 30, 2012 (in thousands):

	Quarter Ended June 30, 2012	Six Months Ended June 30, 2012
Residential mortgage investments, beginning of period	$13,012,459	$12,264,906
Increase in unrealized gains on mortgage securities classified as available-for-sale	27,061	67,673
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.19% and 2.29%	1,354,777	2,580,552
Investment premiums on acquisitions	54,442	104,237
Portfolio runoff (principal amount)	(627,553)	(1,177,686)
Investment premium amortization	(21,699)	(40,195)

Residential mortgage investments, end of period	$13,799,487	$13,799,487

Average residential mortgage investments outstanding during the indicated periods	$13,213,003	$12,876,008

As of June 30, 2012, nearly all of Capstead’s residential mortgage investments consisted of ARM Agency Securities and a small amount of adjustable-rate residential mortgage loans, featuring the following characteristics (dollars in thousands):

ARM Type (a)	Amortized Cost Basis (b)	Net WAC (c)	Fully Indexed WAC (c)	Average Net Margins (c)	Average Periodic Caps (c)	Average Lifetime Caps (c)	Months To Roll (a)
Current-reset ARMs:
Fannie Mae Agency Securities	$5,620,970	2.50%	2.45%	1.70%	3.20%	10.17%	4.9
Freddie Mac Agency Securities	2,038,885	3.08	2.60	1.84	2.32	10.66	5.8
Ginnie Mae Agency Securities	743,325	2.47	1.74	1.51	1.01	9.33	7.5
Residential mortgage loans	5,269	3.51	2.52	2.04	1.49	10.97	4.5

	8,408,449	2.64	2.43	1.72	2.79	10.21	5.4

Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,817,661	3.04	2.84	1.77	4.78	8.10	46.1
Freddie Mac Agency Securities	1,430,898	3.08	2.91	1.86	4.87	8.14	48.8
Ginnie Mae Agency Securities	830,212	3.22	1.73	1.51	1.02	8.25	34.6

	5,078,771	3.08	2.68	1.75	4.19	8.14	45.0

	$13,487,220	2.80	2.52	1.73	3.32	9.43	20.2

Gross WAC (rate paid by borrowers) (d)		3.44

(a)	Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities). Once an ARM loan reaches its initial reset date, it will reset at least once a year to a margin over a corresponding interest rate index, subject to periodic and lifetime limits or caps.
(b)	Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses. As of June 30, 2012, the ratio of basis to related unpaid principal balance for the Company’s ARM securities was 102.96. This table excludes $4 million in fixed-rate Agency Securities, $3 million in fixed-rate residential mortgage loans and $3 million in private residential mortgage pass-through securities held as collateral for structured financings.
(c)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer typically have 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps. At quarter-end, 77% of current-reset ARMs were subject to periodic caps averaging 1.85%; 8% were subject to initial caps averaging 3.30%; and 15% were subject to lifetime caps, less the current net WAC, averaging 7.54%. All longer-to-reset ARM securities at June 30, 2012 were subject to initial caps.
(d)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

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

After consideration of any applicable initial fixed-rate periods, at June 30, 2012 approximately 79%, 12% and 9% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly. Approximately 93% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date. Additionally, at June 30, 2012 approximately 20% of the Company’s ARM securities were backed by interest-only loans that have not reached an initial coupon reset date. All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated balance sheet date.

ARM Agency Securities typically are acquired at a premium to the securities’ unpaid principal balances and high levels of mortgage prepayments can put downward pressure on yields and financing spreads because the level of mortgage prepayments impacts how quickly investment premiums are written off against earnings as portfolio yield adjustments. Portfolio runoff during the quarter and six months ended June 30, 2012 averaging 18.3% and 17.7% on an annualized basis, respectively (a constant prepayment rate, or “CPR,” of 15.9% and 15.2%, respectively). Higher portfolio runoff in the second quarter reflects higher seasonal prepayment patterns as well as lower prevailing mortgage interest rates available to consumers. While the current low interest rate environment can be expected to persist for some time, certain characteristics of the Company’s portfolio are expected to lessen the risk to earnings from sharply higher prepayment levels. A key differentiating factor of Capstead’s investment strategy relative to the strategies implemented by peers in the mortgage REIT sector is the Company’s focus on investing solely in ARM securities. At June 30, 2012 the portfolio was backed by mortgages requiring borrowers to make payments predicated on rates averaging a relatively low 3.44%, of which over 60% were originated prior to 2009. Mortgage prepayments on securities holding these more seasoned loans continue to be suppressed by low housing prices and credit problems being experienced by many of these borrowers, even as prepayments on newer originations remain somewhat elevated. As a result, most borrowers with mortgage loans underlying securities in the portfolio lack the ability to meaningfully lower their mortgage payments even if they can overcome all of these impediments to refinancing. For these reasons, management anticipates mortgage prepayments to remain somewhat elevated on newer origination securities (limited to a portion of the Company’s longer-to-reset ARM securities) while further increases in prepayments on more seasoned longer-to-reset and current-reset ARM securities should be relatively modest during the third and fourth quarters of 2012.

Capstead generally pledges its residential mortgage investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions. Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as financings by the Company. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.” Since early in 2009, haircut requirements for pledged Agency Securities have remained relatively stable and as of June 30, 2012, haircuts on outstanding borrowings averaged 4.6 percent and typically ranged from 3.0 to 5.0 percent of the fair value of the pledged securities. After considering related interest receivable, as well as interest payable on these borrowings, the Company had $678 million of capital at risk with its lending counterparties as of June 30, 2012.

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

Conversely, if fair values increase, lenders are required to release collateral back to the Company pursuant to Company-issued margin calls. The Company’s borrowings under repurchase arrangements and similar borrowings at June 30, 2012 consisted of $12.73 billion of primarily 30-day borrowings with 23 counterparties at average rates of 0.39%, before the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30- to 90-day borrowings (see below) and 0.56% including the effects of these derivative financial instruments.

To help mitigate exposure to higher short-term interest rates, Capstead uses currently-paying and forward-starting, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that typically require interest payments for two-year terms. Variable payments received by the Company under its swap agreements largely offset interest accruing on a like amount of the Company’s 30- to 90-day borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments. These adjustments include the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowing rates. Under the terms of currently-paying interest rate swap agreements held at June 30, 2012, the Company is required to pay fixed rates of interest averaging 0.80% on notional amounts totaling $3.7 billion with average remaining interest payment terms of 12 months. Additionally, as of quarter-end the Company had entered into forward-starting swap agreements with notional amounts totaling $1.4 billion that will begin requiring interest payments at fixed rates averaging 0.55% for two-year periods that commence on various dates between July 2012 and March 2013, with an average expiration of 28 months. After consideration of all swap positions entered into as of quarter-end to hedge short-term borrowing rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had estimated durations at June 30, 2012 of 10 1/4 months and 6 3/4 months, respectively, for a net duration gap of 3 1/2 months. The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

The following table progresses quarterly portfolio yields on residential mortgage investments and related borrowing rates over the past five quarters:

	Yields *			Borrowing Rates *
Quarter Ended	Cash Yields	Investment Premium Amortization	Total	Unhedged Borrowing Rates	Swap Rates	Overall Borrowing Rates
March 31, 2011	2.94%	(0.58)%	2.36%	0.29%	1.07%	0.59%
June 30, 2011	2.97	(0.59)	2.38	0.25	1.02	0.55
September 30, 2011	2.84	(0.67)	2.17	0.25	0.98	0.57
December 31, 2011	2.77	(0.66)	2.11	0.32	0.90	0.54
March 31, 2012	2.74	(0.60)	2.14	0.32	0.85	0.49
June 30, 2012	2.71	(0.67)	2.04	0.37	0.80	0.54

*	Cash yields are based on the cash component of interest income. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments. Both are expressed as a percentage calculated on an annualized basis on average amortized cost basis. Unhedged borrowing rates represent average rates on repurchase arrangements and similar borrowings. Swap Rates represent the average fixed rates on currently-paying interest rate swap agreements.

Declines on cash yields have moderated in recent quarters as the coupon interest rates of an increasing number of the mortgage loans underlying current-reset ARM securities approach fully-indexed levels. Investment premium amortization is influenced by investment premium levels and mortgage prepayments. Because of higher prices paid in recent years for acquisitions as well as continued runoff of older, lower-basis securities, the Company’s cost basis in its portfolio has increased resulting in larger yield adjustments for investment premium amortization. Additionally, higher second quarter 2012 mortgage prepayment levels resulted in higher investment premium amortization. Unhedged borrowing rates have increased in recent quarters from the lower levels experienced last summer due to a variety of market factors; however, on an overall basis borrowing rates have tended to decline with the expiration of higher-rate interest rate swap agreements over the indicated periods.

Commercial Investments

In 2008 management curtailed its previous practice of periodically augmenting Capstead’s residential mortgage investments with investments in credit-sensitive commercial real estate-related asset. The Company’s remaining exposure to these non-core investments was eliminated by July 2012 through sales of the underlying collateral. The Company remains a subordinated participant in the lending group for the Four Seasons resort in Nevis, West Indies, which was foreclosed on in May 2010. The resort re-opened in December 2010 after having been closed since 2008 as a result of sustaining significant hurricane damage. The Company wrote off its $39 million investment in 2009; a recovery on this investment of any amount would come from the eventual disposition of the resort by the lending group, which may not occur for several years.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead’s investment strategy is to manage a conservatively leveraged portfolio of ARM Agency Securities that can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates. Borrowings under repurchase arrangements generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, potential liquidity inherent in the Company’s unencumbered residential mortgage investments portfolio is as important as the actual level of cash and cash equivalents carried on the balance sheet. Potential liquidity is affected by, among other things, current portfolio leverage levels; changes in market value of assets pledged and interest rate swap agreements held for hedging purposes as determined by lending and swap counterparties; principal prepayments; collateral requirements of lenders and swap counterparties; and general conditions in the commercial banking and mortgage finance industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”). Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of June 30, 2012 in comparison with December 31, 2011 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage (c)

Balances as of June 30, 2012:
Residential mortgage investment portfolio	$13,799,487	$12,728,797	$1,070,690	$449,665

Cash collateral receivable from swap counterparties, net (d)			17,884	–
Other assets, net of other liabilities			491,856	433,241

			$1,580,430	$882,906	8.05:1

Balances as of December 31, 2011	$12,264,906	$11,352,444	$1,392,685	$757,762	8.15:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflects estimated fair value as of the indicated date.
(b)	Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.
(c)	Portfolio leverage is expressed as the ratio of repurchase agreements and similar borrowings (Related Borrowings in the table above) to long-term investment capital (total Capital Employed in the table above).
(d)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties and the fair value of interest rate swap positions as of the indicated date.

Because of relatively weak market conditions experienced in 2009 and 2010, including high levels of mortgage prepayments experienced in 2010 as a consequence of GSE programs to buy out seriously delinquent loans from their guarantee portfolios, increases in the Company’s residential mortgage investments portfolio during these years were relatively modest, as were portfolio leverage levels. During the latter half of 2010, the Company began growing its holdings of ARM Agency Securities more aggressively in order to re-leverage its investment capital. By March 2011 this effort was largely completed and the Company had resumed raising new equity capital through its at-the-market continuous offering program. For the six months ended June 30, 2012, acquisitions of ARM agency securities totaled $2.58 billion (principal amount) outpacing portfolio runoff and contributing to a $1.53 billion increase in the portfolio. This portfolio growth has been funded largely with $121 million in new common equity capital and additional borrowings. The Company has maintained portfolio leverage at approximately eight to one since March 2011 which management believes represents an appropriate and prudent use of leverage for a portfolio of Agency Securities under current market conditions, particularly a portfolio consisting almost entirely of short-duration ARM Agency Securities.

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

RESULTS OF OPERATIONS

	Quarter Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Income statement data: (dollars in thousands, except per share data)
Interest income:
Residential mortgage investments	$65,787	$63,136	$131,520	$116,277
Other	176	58	326	171

	65,963	63,194	131,846	116,448

Interest expense:
Repurchase arrangements and similar borrowings	(16,451)	(13,706)	(30,554)	(26,028)
Unsecured borrowings	(2,187)	(2,187)	(4,374)	(4,374)
Other	–	(1)	–	(5)

	(18,638)	(15,894)	(34,928)	(30,407)

	47,325	47,300	96,918	86,041

Other revenue (expense):
Miscellaneous other revenue (expense)	13	(599)	(156)	(817)
Incentive compensation	(1,295)	(1,487)	(2,833)	(2,720)
Salaries and benefits	(1,682)	(1,672)	(3,509)	(3,373)
Other general and administrative expense	(1,091)	(1,066)	(2,045)	(2,028)

	(4,055)	(4,824)	(8,543)	(8,938)
Equity in earnings of unconsolidated affiliates	65	65	130	130

Net income	$43,335	$42,541	$88,505	$77,233

Diluted earnings per common share	$0.40	$0.48	$0.85	$0.90

Average diluted shares outstanding	94,286	77,560	92,073	74,575

Key operating statistics: (dollars in millions)
Weighted average yields:
Residential mortgage investments	2.04%	2.38%	2.09%	2.37%
Other interest-earning assets	0.17	0.12	0.16	0.16
Total weighted average yields	1.98	2.34	2.03	2.32
Weighted average borrowing rates:
Repurchase arrangements and similar borrowings:
Unhedged borrowing rates	0.37	0.25	0.34	0.27
As adjusted for interest rate hedging transactions	0.54	0.55	0.52	0.57
Unsecured borrowings	8.49	8.49	8.49	8.49
Other	0.07	0.10	0.07	0.14
Total weighted average borrowing rates	0.61	0.64	0.58	0.66

Total weighted average financing spreads	1.37	1.70	1.45	1.66

Net yield on total interest-earning assets	1.43	1.76	1.50	1.73

Average total runoff rate (scheduled payments and prepayments)	18.32	17.06	17.67	18.47

Average balance information:
Residential mortgage investments	$12,923	$10,602	$12,601	$9,802
Other interest-earning assets	424	196	406	216
Repurchase arrangements and similar borrowings	12,141	9,802	11,848	9,059
Currently-paying swap agreements (notional amount)	3,696	3,746	3,631	3,414
Unsecured borrowings (included in long-term investment capital)	103	103	103	103
Other interest-bearing liabilities	–	3	–	7
Long-term investment capital	1,544	1,254	1,499	1,206
Portfolio leverage	7.86:1	7.82:1	7.90:1	7.51:1

Incentive compensation, salaries and benefits and other general and administrative expense as a percentage of average long-term investment capital	1.06%	1.35%	1.12%	1.36%

Return on average long-term investment capital	11.84	14.29	12.44	13.62

Return on average common equity capital	12.19	15.43	12.95	14.60

Capstead’s net income totaled $43 million and $89 million or $0.40 and $0.85 per diluted common share for the quarter and six months ended June 30, 2012, compared to $43 million and $77 million or $0.48 and $0.90 per diluted common share for the same periods in 2011. Total financing spreads averaged 1.37% and 1.45% during the quarter and six months ended June 30, 2012, which were 33 and 21 basis points lower than yields reported for the same periods in 2011. Lower financing spreads in 2012 reflect (a) lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates underlying the portfolio resetting lower to more current rates and lower coupon interest rates on acquisitions, and (b) higher investment premium amortization primarily because of higher second quarter 2012 portfolio runoff and higher prices paid for portfolio acquisitions in recent years. The effect on financing spreads of lower portfolio yields was partially offset by lower borrowing rates attributable to the expiration of higher cost interest rate swap agreements that have largely been replaced with additional two-year term swap agreements at more favorable rates, even as unhedged borrowing rates have increased in recent quarters due to a variety of market factors.

Yields on residential mortgage securities averaged 2.04% and 2.09% during the quarter and six months ended June 30, 2012, which were 34 and 28 basis points lower than yields reported for the same periods in 2011. Cash yields averaged 2.71% and 2.73% during the quarter and six months ended June 30, 2012, which were 26 and 22 basis points lower than cash yields reported for the same periods in 2011. Investment premium amortization of $22 million and $40 million for the quarter and six months ended June 30, 2012 represented yield adjustments of 67 and 64 basis points, compared to amortization of $16 million and $28 million or 59 and 58 basis points for the same periods in 2011.

Borrowing rates on repurchase arrangements and similar borrowings averaged 0.54% and 0.52% during the quarter and six months ended June 30, 2012, which were 1 and 5 basis points lower than rates reported for the same periods in 2011. Borrowings under repurchase arrangements typically reset in rate every 30 to 90 days. Before adjustment for the effects of interest rate swap agreements held as cash flow hedges, rates on these borrowings averaged 0.37% and 0.34% during the quarter and six months ended June 30, 2012, which were 12 and 7 basis points higher than rates reported for the same periods in 2011. Rates on approximately $3.70 billion and $3.63 billion of the Company’s average borrowings during the quarter and six months ended June 30, 2012 were effectively fixed through the use of interest rate swap agreements. The corresponding amounts were $3.75 billion and $3.41 billion for the same periods in 2011. Fixed-rate payment requirements on the Company’s currently-paying swap positions, before certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowings, averaged 0.80% and 0.82% for the quarter and six months ended June 30, 2012, both of which were 22 basis points lower than rates reported for the same periods in 2011.

Miscellaneous other revenue (expense) includes $108,000 and $7,000 of gains on unit sales, net of operating costs related to Capstead’s remaining commercial real estate investments which at quarter-end consisted of two completed unsold townhomes. These units were sold in July 2012. This activity lost $570,000 and $673,000 in the same periods in 2011, which included a $470,000 impairment charge. Incentive compensation, salaries and benefits and other general and administrative expense (referred to as “operating costs”), as a percentage of average long-term investment capital declined 29 and 24 basis points to 1.06% and 1.12% for the quarter and six months ended June 30, 2012, compared to the same periods in 2011. This decline is attributable primarily to increases in average long-term investment capital. Additionally, incentive compensation declined 14 and 7 basis points to 0.34% and 0.38% for the quarter and six months ended June 30, 2012, compared to the same periods in 2011, reflecting lower relative accruals under a performance-based employee incentive compensation program that provides for a participation in annual earnings, in excess of a benchmark amount and caps annual incentive compensation at 50 basis points of average long-term investment capital. See “NOTE 9” to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of June 30, 2012 and the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, repayments on borrowings and the payment of cash dividends as required for Capstead’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

In response to the financial market turmoil experienced in 2007 and 2008, Capstead expanded the number of lending counterparties it routinely does business with in order to support larger holdings of residential mortgage investments and to increase its financial flexibility and ability to withstand periods of contracting market liquidity. As of June 30, 2012, the Company had uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 23 of these counterparties. Interest rates on borrowings under repurchase arrangements are generally based on prevailing rates at inception corresponding to the terms of the borrowings. All terms and conditions are negotiated on a transaction-by-transaction basis. None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries. Borrowings under repurchase arrangements increased to $12.73 billion at June 30, 2012, primarily with original maturities of 30 to 120 days. Total borrowings under repurchase arrangements began the year at $11.35 billion and averaged $12.14 billion and $11.85 billion during the quarter and six months ended June 30, 2012. Average borrowings during the quarter were lower than at quarter-end primarily due to portfolio growth and differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to higher short-term interest rates, Capstead uses currently-paying and forward-starting, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that typically require interest payments for two-year terms. At June 30, 2012 currently-paying swap agreements entered into by the Company had notional amounts totaling $3.70 billion with average remaining interest payment terms of 12 months and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30- to 90-day borrowings under repurchase arrangements. Additionally, at June 30, 2012 the Company held forward-starting swap agreements for this purpose with notional amounts totaling $1.4 billion that begin two-year interest payment terms on various dates between July 2012 and March 2013. Relative to the floating rate terms of the Company’s $100 million in unsecured borrowings that begin in 2015 and 2016, during 2010 the Company entered into forward-starting swap agreements to effectively lock in fixed rates averaging 7.56% (compared to current fixed rates of 8.49%) for the final 20 years of these borrowings that mature in 2035 and 2036. The Company intends to continue to manage interest rate risk by utilizing suitable derivative financial instruments such as interest rate swap agreements.

During the second quarter of 2012 Capstead raised $62 million in new common equity capital after expenses through its at-the-market, continuous offering program ($121 million year-to-date). As of quarter-end, 7.9 million common shares were available for issuance under this program pursuant to a prospectus supplement filed with the applicable registration statement on file with the SEC. The Company may raise additional investment capital in future periods while maintaining a disciplined approach to augmenting its capital base, focusing on transactions that are accretive to existing common stockholders and providing the proceeds can be deployed at attractive levels. Rules promulgated under the Securities Act of 1933, as amended, permit these securities to be offered and sold only if not more than three years have elapsed since the initial effective date of the related registration statement. The Company’s prior registration statement became effective on February 12, 2009. Consequently, shares issued after February 12, 2012 and prior to the effectiveness of a new registration statement on February 21, 2012 were not in full compliance with SEC rules. If these shares were held to be issued without registration in violation of the Securities Act, the Company could potentially be required to repurchase some or all of these shares, at the original purchase price (less than $9 million, in aggregate), plus statutory interest and less dividends paid on the shares, subject to the statutory limitations period. Any such repurchase obligation would not be material to the Company’s liquidity, earnings or financial condition.

Interest Rate Sensitivity on Operating Results

Capstead performs income sensitivity analyses using an income simulation model to estimate the effects that specific interest rate changes can reasonably be expected to have on future earnings. All investments, borrowings and derivative financial instruments held are included in these analyses. The sensitivity of components of other revenue (expense) to changes in interest rates is included as well, although no asset sales are assumed. The model incorporates management’s assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums. These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior under normal market conditions unaffected by changes in market liquidity. Income simulation modeling is the primary tool used by management to assess the direction and magnitude of changes in earnings resulting solely from changes in interest rates. Key assumptions in the model include mortgage prepayment rates, adequate levels of market liquidity, changes in market conditions, portfolio leverage levels, and management’s investment capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate the impact of higher or lower interest rates on earnings. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors. Capstead had the following estimated income sensitivity profile at June 30, 2012 and December 31, 2011, respectively (dollars in thousands):

	Federal Funds Rate	10-year U.S. Treasury Rate	Immediate Change In Indicated Rates:*
30-day to one-year rates			Flat	Up 1.00%	Up 1.00%	Up 2.00%	Up 3.00%

10-year U.S. Treasury rate			Down 1.00%	Flat	Up 1.00%	Up 2.00%	Up 3.00%

Projected 12-month income change:
June 30, 2012 **	<0.25%	1.65%	$(10,000)	$(40,400)	$(31,500)	$(72,200)	$(134,600)
December 31, 2011	<0.25	1.88	(8,600)	(27,100)	(23,200)	(54,700)	(105,800)

*	Sensitivity of income to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month income change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices or if investments made will behave in the same fashion as assets currently held.
**	The greater sensitivity to earnings at June 30, 2012 compared to December 31, 2011 reflects increased holdings of longer duration longer-to-reset ARM securities.

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

Legislative and regulatory actions could negatively affect the availability and/or terms and conditions of borrowings under repurchase arrangements and consequently, the Company’s liquidity, financial condition and earnings. In July 2010 the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in order to restrict certain business practices of systemically significant participants in the financial markets, which include most of the Company’s lending counterparties. Additionally, changes in regulatory capital requirements are being implemented worldwide. It remains unclear how significant of an impact Dodd Frank and changes in regulatory capital requirements will have on the financial markets in general and on the Company’s strategy of holding an appropriately hedged, leveraged portfolio of Agency Securities. However, it is possible that the availability and/or terms and conditions of borrowings under repurchase arrangements and related derivative financial instruments held for hedging purposes could be negatively affected which could negatively affect the Company’s liquidity, earnings and book value per common share, as more fully described below.

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

Periods of illiquidity in the mortgage markets may reduce the number of counterparties willing to lend to the Company and/or the amounts individual counterparties are willing to lend via repurchase arrangements, which could negatively affect the Company’s liquidity, financial condition and earnings. For instance, a contraction in market liquidity is possible should Europe’s sovereign debt problems deteriorate in a disorderly fashion, putting further financial pressures on large European and even domestic commercial banks, many of which are lending counterparties. Capstead enters into repurchase arrangements with numerous commercial banks and other financial institutions, both foreign and domestic, routinely with maturities of 30 to 90 days. The Company’s ability to achieve its investment objectives depends on its ability to re-establish or roll maturing borrowings on a continuous basis and none of the Company’s counterparties are obligated to enter into new repurchase transactions at the conclusion of existing transactions. If a counterparty chooses not to roll a maturing borrowing, the Company must pay off the borrowing, generally with cash available from another repurchase arrangement entered into with another counterparty. If the Company determines that it does not have sufficient borrowing capacity with its remaining counterparties, it could be forced to reduce its portfolio leverage by selling assets under potentially adverse market conditions, resulting in losses. This risk is increased if Capstead relies significantly on any single counterparty for a significant portion of its repurchase arrangements. An industry-wide reduction in the availability of borrowings under repurchase arrangements could negatively affect pricing levels for mortgage securities leading to further declines in the Company’s liquidity and book value per common share. Under these conditions, the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.

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

Capstead’s use of repurchase arrangements to finance its investments may give the Company’s lending counterparties greater rights if the Company seeks bankruptcy protection, exposing the Company to losses. Borrowings made under repurchase arrangements may qualify for special treatment under the U.S. Bankruptcy Code. If the Company files for bankruptcy, its lending counterparties could avoid the automatic stay provisions of the U.S. Bankruptcy Code and liquidate pledged collateral without delay, which could result in losses.

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

Derivative financial instruments held may fail to qualify for hedge accounting introducing potential volatility to Capstead’s earnings. The Company typically qualifies derivative financial instruments held as cash flow hedges for accounting purposes in order to record the effective portion of the change in fair value of derivatives as a component of stockholders’ equity rather than in earnings. If the hedging relationship for any derivative held ceases to qualify for hedge accounting treatment for any reason, including failing to meet documentation and ongoing hedge effectiveness requirements, the Company would be required to record in earnings the total change in fair value of any such derivative. In addition the Company could elect to no longer avail itself of cash flow hedge accounting for its derivative positions. Such changes could introduce a potentially significant amount of volatility to earnings reported by the Company.

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

Complying with REIT requirements may limit Capstead’s ability to hedge effectively. The REIT provisions of the Code may limit Capstead’s ability to hedge mortgage securities and related borrowings by requiring it to limit its income in each year from unqualified hedges together with any other income not generated from qualified real estate assets, to no more than 25% of gross income. In addition, the Company must limit its aggregate income from nonqualified hedging transactions, from providing certain services, and from other non-qualifying sources to not more than 5% of annual gross income. As a result, the Company may have to limit its use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than the Company would otherwise incur. If the Company were to violate the 25% or 5% limitations, it may have to pay a penalty tax equal to the amount of gross income in excess of those limitations, multiplied by a fraction intended to reflect the profitability of these transactions or activities. If the Company fails to satisfy the REIT gross income tests it could lose its REIT status for federal income tax purposes unless the failure was due to reasonable cause and not due to willful neglect.

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

Complying with REIT requirements may force Capstead to borrow to make distributions to stockholders. As a REIT, Capstead must distribute at least 90% of its annual taxable income (subject to certain adjustments) to its stockholders. To the extent that the Company satisfies the distribution requirement, but distributes less than 100% of its taxable income, the Company will be subject to federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to its stockholders in a calendar year is less than a minimum amount specified under the federal tax laws. From time to time, the Company may generate taxable income greater than its net income for financial reporting purposes or its taxable income may be greater than the Company’s cash flow available for distribution to stockholders. If the Company does not have other funds available in these situations, it could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable it to pay out enough of its taxable income to satisfy the distribution requirement and to avoid corporate income tax or the 4% excise tax in a particular year. These alternatives could increase the Company’s costs and reduce its long-term investment capital.

Capstead may be subject to adverse legislative or regulatory tax changes that could reduce the market price of the Company’s securities. Federal income tax laws governing REITs or the administrative interpretations of those laws may change at any time. Any such changes in laws or interpretations thereof may apply retroactively and could adversely affect Capstead or its stockholders. Capstead cannot predict any impact on the value of its securities from adverse legislative or regulatory tax changes.

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

Failure to maintain an exemption from the Investment Company Act of 1940 would adversely affect Capstead’s results of operations. The Investment Company Act of 1940 (the “40 Act”) exempts from regulation as an investment company any entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Capstead believes that it conducts its business in a manner that allows the Company to avoid registration as an investment company under the 40 Act. For over 30 years, the staff of the SEC has interpreted the provisions of the 40 Act to require, among other things, a REIT to maintain at least 55% of its assets directly in qualifying real estate interests and at least 80% of its assets in real estate-related assets in order to be exempt from regulation as an investment company. Critical to Capstead’s exemption from regulation as an investment company is the long-standing SEC staff interpretation that so called whole loan mortgage securities, in which an investor holds all issued certificates with respect to an underlying pool of mortgage loans, constitutes a qualifying real estate interest for purposes of the staff’s 55% qualifying real estate interest requirement. Conversely, so called partial pool mortgage securities presently do not qualify for purposes of meeting the 55% requirement, although they are considered by the staff to be real estate-related assets for purposes of meeting the staff’s 80% real estate-related asset requirement.

In August 2011, the SEC staff issued a request for information (Concept Release No. IC-29778) from industry participants and investors regarding, among other things, its past interpretations of the 40 Act real estate exemption, including the interpretations described above, raising concerns that the SEC may issue a proposal for rulemaking that could overturn some of the staff’s past interpretations regarding the real estate exemption. If the SEC or its staff adopts contrary interpretations of the 40 Act and the Company becomes subject to regulation as an investment company, the Company would be unable to conduct business as described in this filing because its ability to use leverage would be substantially reduced. Absent a restructuring of the Company’s business operations to avoid such regulation, this could require the sale of most of the Company’s portfolio of Agency Securities under potentially adverse market conditions resulting in losses.

Pursuant to Capstead’s charter, its board of directors has the ability to limit ownership of the Company’s capital stock, to the extent necessary to preserve its REIT qualification. For the purpose of preserving Capstead’s REIT qualification, the Company’s charter gives the board the ability to repurchase outstanding shares of capital stock from existing stockholders if the directors determine in good faith that the concentration of ownership by such individuals, directly or indirectly, would cause the Company to fail to qualify or be disqualified as a REIT. Constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of outstanding stock by an individual or entity could cause that individual or entity to own constructively a greater concentration of the Company’s outstanding stock than is acceptable for REIT purposes, thereby giving the board the ability to repurchase any excess shares.

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

•

Statutory provisions: Capstead is subject to provisions of Maryland statutory law that restrict business combinations with interested stockholders and restrict voting rights of certain shares acquired in control share acquisitions. The board has not taken any action to exempt the Company from these provisions.

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

•

Limited conversion rights: Holders of the Company’s existing preferred shares may convert into common shares at any time; however, it may not be economically advantageous to do so given existing conversion ratios and current trading levels of the Company’s common shares.

•

Subordination: The Company’s preferred shares are subordinate to all of the Company’s existing and future debt. None of the provisions relating to existing preferred shares limit the Company’s ability to incur future debt. Future debt may include restrictions on the Company’s ability to pay dividends on, redeem, or pay the liquidation preference on, existing preferred shares.

•

Dilution through issuance of additional preferred shares: The Company’s charter currently authorizes the issuance of up to 100 million shares of preferred stock in one or more series. The issuance of additional preferred stock on parity with or senior to existing preferred shares would dilute the interests of the existing preferred stockholders, and could affect the Company’s ability to pay dividends on, redeem, or pay the liquidation preference on, existing preferred shares. None of the provisions relating to existing preferred shares limit the Company’s ability to issue additional preferred stock on parity with existing preferred shares.

•

Limited voting rights: Voting rights as a holder of existing preferred shares are limited. The Company’s common stock is currently the only class of stock carrying full voting rights. Voting rights for holders of existing preferred shares exist primarily with respect to (i) adverse changes in the terms of existing preferred shares, (ii) the creation of additional classes or series of preferred stock that are senior to existing preferred shares, (iii) any failure to pay dividends on existing preferred shares, and (iv) for the Series B Preferred Stock only and provided at least 5.9 million of these preferred shares remain outstanding, the sale of all or substantially all of the Company’s assets, or the Company’s participation in any merger or consolidation.

Capstead may change its policies without stockholder approval. Capstead’s board and management determine all of its policies, including its investment, financing and distribution policies and may amend or revise these policies at any time without a vote of the Company’s stockholders. Policy changes could adversely affect the Company’s financial condition, results of operations, the market price of its common and preferred stock or the Company’s ability to pay dividends or distributions.

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

ITEM 4.     CONTROLS AND PROCEDURES

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2012.

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

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: August 3, 2012	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: August 3, 2012	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer