Form 10-Q
period 2012-09-30
CAPSTEAD MORTGAGE CORP
filed 2012-11-02
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	98,956,174 as of November 2, 2012

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

ITEM 1. FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets:
Residential mortgage investments($13.93 and $11.93 billion pledged under repurchase arrangements at September 30, 2012 and December 31, 2011, respectively)	$14,313,208	$12,264,906
Cash collateral receivable from interest rate swap counterparties	57,737	48,505
Interest rate swap agreements at fair value	24	617
Cash and cash equivalents	500,741	426,717
Receivables and other assets	140,727	100,760
Investments in unconsolidated affiliates	3,117	3,117

	$15,015,554	$12,844,622

Liabilities:
Repurchase arrangements and similar borrowings	$13,250,488	$11,352,444
Interest rate swap agreements at fair value	41,199	31,348
Unsecured borrowings	103,095	103,095
Common stock dividend payable	36,173	38,184
Accounts payable and accrued expenses	20,772	26,844

	13,451,727	11,551,915

Stockholders’ equity:
Preferred stock—$0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 186 shares issued and outstanding ($3,054 and $3,056 aggregate liquidation preference) at September 30, 2012 and December 31, 2011, respectively	2,604	2,605
$1.26 Cumulative Convertible Preferred Stock, Series B, 16,493 and 16,184 shares issued and outstanding ($187,692 and $184,175 aggregate liquidation preference) at September 30, 2012 and December 31, 2011, respectively	186,388	181,909
Common stock—$0.01 par value; 250,000 shares authorized:
98,956 and 88,287 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	990	883
Paid-in capital	1,400,514	1,257,653
Accumulated deficit	(354,883)	(354,883)
Accumulated other comprehensive income	328,214	204,540

	1,563,827	1,292,707

	$15,015,554	$12,844,622

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Interest income:
Residential mortgage investments	$63,463	$62,890	$194,983	$179,167
Other	154	59	480	230

	63,617	62,949	195,463	179,397

Interest expense:
Repurchase arrangements and similar borrowings	(17,875)	(15,744)	(48,429)	(41,772)
Unsecured borrowings	(2,186)	(2,186)	(6,560)	(6,560)
Other	—	—	—	(5)

	(20,061)	(17,930)	(54,989)	(48,337)

	43,556	45,019	140,474	131,060

Other revenue (expense):
Miscellaneous other revenue (expense)	9	(109)	(147)	(926)
Incentive compensation	(781)	(1,429)	(3,614)	(4,149)
Salaries and benefits	(1,696)	(1,631)	(5,205)	(5,004)
Other general and administrative expense	(1,115)	(911)	(3,160)	(2,939)

	(3,583)	(4,080)	(12,126)	(13,018)

Income before equity in earnings of unconsolidated affiliates	39,973	40,939	128,348	118,042
Equity in earnings of unconsolidated affiliates	64	64	194	194

Net income	$40,037	$41,003	$128,542	$118,236

Net income available to common stockholders:
Net income	$40,037	$41,003	$128,542	$118,236
Less cash dividends paid on preferred shares	(5,270)	(5,105)	(15,751)	(15,223)

	$34,767	$35,898	$112,791	$103,013

Net income per common share:
Basic	$0.35	$0.43	$1.20	$1.33
Diluted	0.35	0.43	1.20	1.32

Cash dividends declared per share:
Common	$0.360	$0.440	$1.190	$1.330
Series A Preferred	0.400	0.400	1.200	1.200
Series B Preferred	0.315	0.315	0.945	0.945

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net income	$40,037	$41,003	$128,542	$118,236

Other comprehensive income:
Amounts related to available-for-sale securities:
Change in net unrealized gains	66,910	26,118	134,583	56,565
Amounts related to cash flow hedges:
Change in net unrealized losses	(8,454)	(33,129)	(25,539)	(50,690)
Reclassification adjustment for amounts included in net income	4,835	8,060	14,630	21,639

	63,291	1,049	123,674	27,514

Comprehensive income	$103,328	$42,052	$252,216	$145,750

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30
	2012	2011
Operating activities:
Net income	$128,542	$118,236
Noncash items:
Amortization of investment premiums	67,346	48,023
Depreciation and other amortization	142	159
Equity-based compensation costs	1,661	1,352
Change in measureable hedge ineffectiveness related to interest rate swap agreements	(464)	575
Impairment charge related to real estate held for sale	—	470
Gain on sales of real estate held for sale	(273)	(50)
Net change in receivables, other assets, accounts payable and accrued expenses	(3,350)	(753)

Net cash provided by operating activities	193,604	168,012

Investing activities:
Purchases of residential mortgage investments	(3,936,151)	(5,263,254)
Purchased interest receivable related to purchases of residential mortgage investments	(6,390)	(10,999)
Proceeds from sales of real estate held for sale	2,010	1,029
Principal collections on residential mortgage investments	1,918,542	1,517,116

Net cash used in investing activities	(2,021,989)	(3,756,108)

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	100,706,383	66,614,532
Principal payments on repurchase arrangements and similar borrowings	(98,808,335)	(63,319,411)
Increase in cash collateral receivable from interest rate swap counterparties	(9,232)	(21,839)
Decrease in cash collateral payable to interest rate swap counterparties	—	(9,024)
Capital stock transactions	145,930	197,653
Dividends paid	(132,337)	(112,238)

Net cash provided by financing activities	1,902,409	3,349,673

Net change in cash and cash equivalents	74,024	(238,423)
Cash and cash equivalents at beginning of period	426,717	359,590

Cash and cash equivalents at end of period	$500,741	$121,167

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2012. For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Components of the computation of basic and diluted net income per common share were as follows (dollars in thousands, except per share amounts):

	Quarter Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Basic net income per common share
Numerator for basic net income per common share:
Net income	$40,037	$41,003	$128,542	$118,236
Series A and B preferred share dividends	(5,270)	(5,105)	(15,751)	(15,223)
Unvested stock award participation in earnings	(91)	(148)	(296)	(434)

	$34,676	$35,750	$112,495	$102,579

Denominator for basic net income per common share:
Weighted average common shares outstanding	98,581	84,147	94,324	77,852
Average unvested stock awards outstanding	(510)	(465)	(516)	(461)

	98,071	83,682	93,808	77,391

	$0.35	$0.43	$1.20	$1.33

Diluted net income per common share
Numerator for diluted net income per common share:
Net income	$40,037	$41,003	$128,542	$118,236
Dividends on antidilutive convertible preferred shares	(5,195)	(5,031)	(15,528)	(14,999)
Unvested stock award participation in earnings	(91)	(148)	(296)	(434)

	$34,751	$35,824	$112,718	$102,803

Denominator for diluted net income per common share:
Weighted average common shares outstanding	98,581	84,147	94,324	77,852
Average unvested stock awards outstanding	(510)	(465)	(516)	(461)
Net effect of dilutive stock and option awards	132	77	119	74
Net effect of dilutive convertible preferred shares	309	309	309	309

	98,512	84,068	94,236	77,774

	$0.35	$0.43	$1.20	$1.32

Potentially dilutive securities excluded from the computation of net income per common share because the effect of inclusion was antidilutive during the indicated periods were as follows (in thousands):

	Quarter Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Antidilutive convertible preferred shares	16,493	16,024	16,493	16,024
Antidilutive equity awards excludable under the treasury stock method:
Shares issuable under option awards	10	10	10	10
Unvested stock awards	2	—	2	—

NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
September 30, 2012
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$3,417	$10	$3,427	$3,433	6.70%	6.48%
ARMs	11,887,228	363,586	12,250,814	12,586,241	2.74	1.82
Ginnie Mae ARMs	1,628,246	50,332	1,678,578	1,712,427	2.78	2.10

	13,518,891	413,928	13,932,819	14,302,101	2.74	1.86

Residential mortgage loans:
Fixed-rate	3,066	5	3,071	3,071	6.96	6.15
ARMs	5,139	20	5,159	5,159	3.51	3.83

	8,205	25	8,230	8,230	4.80	4.69
Collateral for structured financings	2,829	48	2,877	2,877	8.12	7.39

	$13,529,925	$414,001	$13,943,926	$14,313,208	2.75	1.86

December 31, 2011
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$4,015	$12	$4,027	$4,035	6.73%	6.55%
ARMs	10,378,503	285,963	10,664,466	10,880,200	2.85	2.08
Ginnie Mae ARMs	1,312,049	37,191	1,349,240	1,368,197	3.02	2.31

	11,694,567	323,166	12,017,733	12,252,432	2.87	2.11

Residential mortgage loans:
Fixed-rate	3,234	5	3,239	3,239	6.96	6.58
ARMs	5,887	22	5,909	5,909	3.48	3.66

	9,121	27	9,148	9,148	4.71	4.69
Collateral for structured financings	3,272	54	3,326	3,326	8.04	7.60

	$11,706,960	$323,247	$12,030,207	$12,264,906	2.87	2.11

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale (see NOTE 8).
(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the quarter then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

Agency Securities are considered to have limited, if any, credit risk, particularly in light of the conservatorship of the GSEs by the federal government in 2008. Residential mortgage loans held by the Company were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company. Collateral for structured financings consists of private residential mortgage securities obtained through the above-mentioned mortgage conduit that are pledged to secure repayment of related structured financings. The credit risk for these securities is borne by the related bondholders. The maturity of Residential mortgage investments that are mortgage securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, actual maturities will be significantly shorter than the portfolio’s weighted average contractual maturity of 295 months.

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

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements. Current-reset ARM securities have months to roll of less than 18 months while longer-to-reset ARM securities have months to roll of 18 months or greater. As of September 30, 2012, the average months to roll for the Company’s $8.07 billion (basis) in current-reset ARM securities was 5.4 months while the average months-to-roll for the Company’s $5.87 billion (basis) in longer-to-reset ARM securities was 44.1 months.

Under variable interest entity accounting rules, the Company began consolidating two townhome developments in the Dallas, Texas area that were collateral for subordinated loans made by the Company during 2009. The Company completed foreclosure proceedings in 2011, assuming ownership of the underlying collateral. By September 30, 2012 all of the remaining townhome units, which had a basis of $1.8 million at December 31, 2011, were sold. Included in Miscellaneous other revenue (expense) is $41,000 and $48,000 of gains on unit sales, net of operating costs, recorded during the quarter and nine months ended September 30, 2012, respectively. During the quarter and nine months ended September 30, 2011, net operating costs totaled $74,000 and $747,000, respectively, including a $470,000 impairment charge. In addition, the Company is a subordinated participant in the lending group to the Four Seasons resort in Nevis, West Indies which was foreclosed on in May 2010. The Company wrote off its related $39.2 million investment in December 2009. A recovery on this investment, if any, would come from the eventual disposition of the resort by the lending group.

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

Repurchase arrangements and similar borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated quarter-end were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
As of September 30, 2012:
Borrowings with maturities of 30 days or less:
Agency Securities	$12,903,773	$28,526	$12,279,241	0.40%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	1,021,416	2,117	968,370	0.41
Similar borrowings:
Collateral for structured financings	2,877	—	2,877	8.12

	$13,928,066	$30,643	$13,250,488	0.41

Quarter-end borrowing rates adjusted for effects of related derivatives held as cash flow hedges				0.56

As of December 31, 2011:
Borrowings with maturities of 30 days or less:
Agency Securities	$11,306,478	$25,630	$10,754,835	0.37%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	619,710	1,551	594,283	0.32
Similar borrowings:
Collateral for structured financings	3,326	—	3,326	8.04

	$11,929,514	$27,181	$11,352,444	0.37

Quarter-end borrowing rates adjusted for effects of related derivatives held as cash flow hedges				0.58

Average borrowings outstanding during the indicated quarters were lower than borrowings outstanding at indicated balance sheet dates primarily due to portfolio growth and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	September 30, 2012		December 31, 2011
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates for the indicated quarters, adjusted for the effects of related derivatives held as cash flow hedges	$12,833,675	0.56%	$11,278,675	0.54%

To help mitigate exposure to higher short-term interest rates, Capstead uses currently-paying and forward-starting, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that typically require interest payments for two-year terms. These derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day repurchase arrangements. This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and actual borrowing rates. Capstead entered into new forward-starting swap agreements hedging short-term interest rates totaling $1.10 billion during the third quarter of 2012 with average fixed rate payment requirements of 0.45%. At September 30, 2012, the Company was a party to swap agreements hedging short-term interest rates with an average expiration of 18 months and the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement
Currently-paying two-year contracts:
First quarter 2013	$1,100,000	0.81%
Second quarter 2013	700,000	0.96
Third quarter 2013	300,000	0.87
Fourth quarter 2013	800,000	0.78
First quarter 2014	200,000	0.60
Second quarter 2014	400,000	0.51
Third quarter 2014	200,000	0.51

	3,700,000	0.78
Forward-starting two-year contracts:
Fourth quarter 2014	500,000	0.58
First quarter 2015	1,100,000	0.50
Second quarter 2015	200,000	0.43
Third quarter 2015	400,000	0.47
Fourth quarter 2015	100,000	0.41

	$6,000,000

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

Interest rate swap agreements are measured at fair value on a recurring basis primarily using Level Two Inputs in accordance with “Fair Value Measurements and Disclosures” (“ASC 820”). In determining fair value estimates for these derivatives, the Company utilizes the standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts based on expected future interest rates derived from observable market interest rate curves. The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining the fair value of its interest rate swap derivatives. In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation of these agreements. Included in the Accumulated other comprehensive income component of Stockholders’ equity are unrealized losses on derivatives held as cash flow hedges of $41.1 million and $30.2 million as of September 30, 2012 and December 31, 2011, respectively. The following tables include fair value and other related disclosures regarding all derivatives held as of and for the indicated periods (in thousands):

	Location in		September 30,	December 31,
	Balance Sheet		2012	2011
Balance sheet-related
Interest rate swap agreements in a gain position (an asset) related to:
Repurchase arrangements and similar borrowings	(a	)	$24	$617
Interest rate swap agreements in a loss position (a liability) related to:
Repurchase arrangements and similar borrowings	(a	)	(23,937)	(15,691)
Unsecured borrowings	(a	)	(17,262)	(15,657)
Related net interest payable	(b	)	(7,497)	(10,023)

			$(48,672)	$(40,754)

(a)	The fair value of derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the balance sheet separately from the fair value of derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses that will be recognized in the statement of income over the next twelve months in the form of fixed- and variable-rate swap payments in excess of current market rates totaled $18.4 million at September 30, 2012.
(b)	Included in “Accounts payable and accrued expenses” on the face of the balance sheet.

	Location of
	Gain or (Loss)
	Recognized in		Quarter Ended September 30		Nine Months Ended September 30
	Net Income		2012	2011	2012	2011
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from AOCI related to the effective portion of active positions			$(4,835)	$(8,060)	$(14,630)	$(21,639)
Amount of gain (loss) recognized (ineffective portion)			211	(830)	(96)	(879)

Increase in interest expense and decrease in Net income as a result of the use of derivatives	(a	)	$(4,624)	$(8,890)	$(14,726)	$(22,518)

Other comprehensive income-related
Amount of loss recognized in other comprehensive income (loss) (effective portion)			$(8,454)	$(33,129)	$(25,539)	$(50,690)

(a)	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the statement of income.

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2006 and 2005 to three special-purpose statutory trusts. These unconsolidated affiliates were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.3 million in remaining issue costs associated with these transactions at September 30, 2012 and December 31, 2011. Note balances and related weighted average interest rates as of September 30, 2012 and December 31, 2011 (calculated including issue cost amortization) were as follows (dollars in thousands):

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

Residential mortgage investments, nearly all of which are mortgage securities classified as available-for-sale, are measured at fair value on a recurring basis. In determining fair value estimates for mortgage securities the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions. Included in the Accumulated other comprehensive income component of Stockholders’ equity are unrealized gains on available-for-sale mortgage securities totaling $369.3 million and $234.7 million as of September 30, 2012 and December 31, 2011, respectively. In determining fair value estimates for longer-term borrowings under repurchase arrangements, the Company considers pricing levels indicated by lenders for entering into new transactions using similar pledged collateral with terms equal to the remaining terms of the longer-term borrowings. In determining fair value estimates for unsecured borrowings, the Company considers current pricing for financial instruments with similar characteristics. Excluded from these disclosures are financial instruments for which the Company’s cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, which are valued using primarily Level 1 measurements, including Cash and cash equivalents, Cash collateral receivable from interest rate swap counterparties, receivables, payables and borrowings under repurchase arrangements with initial terms of 120 days or less. See NOTE 6 for information relative to the valuation of interest rate swap agreements.

Fair value disclosures for financial instruments other than debt securities were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$8,230	$8,400	$9,148	$9,300
Interest rate swap agreements	24	24	617	617
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	—	—	47,419	47,400
Unsecured borrowings	103,095	104,900	103,095	104,200
Interest rate swap agreements	41,199	41,199	31,348	31,348

Fair value and related disclosures for debt securities were as follows (in thousands):

	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2012
Agency Securities classified as available-for-sale	$13,929,478	$369,449	$167	$14,298,760
Residential mortgage securities classified as held-to-maturity	6,218	325	—	6,543

As of December 31, 2011
Agency Securities classified as available-for-sale	12,013,804	236,000	1,301	12,248,503
Residential mortgage securities classified as held-to-maturity	7,255	349	—	7,604

	September 30, 2012		December 31, 2011
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$30,966	$74	$4,933	$26
Less than one year	199,206	93	369,226	1,275

	$230,172	$167	$374,159	$1,301

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

From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of the conservatorship of the GSEs by the federal government, helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at September 30, 2012.

NOTE 9 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) administers all compensation programs for employees including salaries and related programs, annual incentive compensation and long-term equity-based awards, as well as other benefit programs.

Performance-based Cash Compensation Program to Augment Base Salaries

In 2008 the Committee began implementing a performance-based cash compensation program designed to introduce a variable component to the base compensation for executive officers. This program provides for payments equal to the per share dividend declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalent Rights”). Dividend Equivalent Rights are not attached to any stock or option awards and only have the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service. In July 2012, the Committee granted an additional 72,000 Dividend Equivalent Rights that expire on July 1, 2015. In addition, the Committee extended the expiration of previous grants by one year such that all grants expire on July 1, 2015. Dividend Equivalent Rights issued and outstanding and the related compensation costs for the quarter and nine months ended September 30, 2012 were as follows:

Month of Grant	Total Grant	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2012
July 2008	225,000	$81,000	$268,000
July 2009	225,000	81,000	268,000
July 2010	60,000	21,000	71,000
August 2011	72,000	26,000	85,000
July 2012	72,000	26,000	26,000

		$235,000	$718,000

Annual Incentive Compensation

To provide employees with an appropriate performance-based annual incentive compensation opportunity, each year the Committee approves an incentive formula designed to create an incentive pool to serve as a guideline for the award of annual incentive compensation that is directly linked with the performance of the Company. The formula adopted accomplishes this by establishing an incentive pool equal to a percentage participation in the Company’s earnings in excess of a pre-established performance threshold subject to a maximum amount, or cap, available to be paid in any one year. Notwithstanding the calculated amount of the incentive pool, the Committee retains complete discretion to determine (i) the amount actually awarded, (ii) its allocation between executive officers and other employees, and (iii) the form of payment (e.g., cash or equity awards).

The current formula for the incentive pool is based on a 10.0% participation in annual earnings, in excess of a benchmark amount established by multiplying average long-term investment capital by the greater of 10.0%, or the average 10-year U.S. Treasury rate plus 200 basis points, subject to a cap of 50 basis points multiplied by average long-term investment capital. Annual earnings for formula purposes is defined as

Net income excluding (i) Incentive compensation, (ii) any gains or losses from asset sales or writedowns, including impairment charges, and (iii) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts reflected in the balance sheet as Investments in unconsolidated affiliates. Average long-term investment capital for formula purposes is defined as average Unsecured borrowings, net of related investments in statutory trusts, and average Stockholders’ equity, excluding (i) Accumulated other comprehensive income, (ii) incentive compensation accruals, (iii) certain gains or losses from asset sales or writedowns, and (iv) interest accruals on Unsecured borrowings. Included in Accounts payable and accrued expenses are annual incentive compensation accruals totaling $3.6 million and $5.7 million at September 30, 2012 and December 31, 2011, respectively.

Long-term Equity-based Awards

The Company sponsors equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”). At September 30, 2012, the Plans had 829,668 common shares remaining available for future issuance.

In 2008 the Company implemented a performance-based stock award program in lieu of its previous practice of issuing service-based awards to employees. As this program is currently configured, the first 50% of awards granted each year vest provided certain performance criteria pertaining to a three-year measurement period that starts at the beginning of the following calendar year are met. The remaining 50% vests provided performance criteria pertaining to a three-year measurement period beginning one year later are met. If the performance criteria are not met at the end of a three-year measurement period, vesting will be deferred and a new three-year measurement period will be established to include the subsequent year, up to and including the seventh calendar year after the year of grant. Any remaining unvested awards will expire if the performance criteria for the final three-year measurement period are not met. The performance criteria establishes an annualized threshold return on the Company’s long-term investment capital, subject to certain adjustments, that must be exceeded for the awards to vest equal to the greater of 8.0% or the average 10-year U.S. Treasury rate plus 200 basis points. The following table includes performance-based stock awards issued to employees with related measurement period information at September 30, 2012:

				Final	Remaining Shares with
	Grant Date	Total		Measurement	Initial Measurement Periods
Year of	Fair Value	Original		Period Ends	Ending December 31
Grant	Per Share	Grants		December 31	2012	2013	2014	2015
2008	$10.18	140,658	*	2015	67,595	—	—	—
2009	14.33	110,917		2016	55,043	55,035	—	—
2010	12.44	128,766		2017	—	64,087	64,077	—
2011	12.72	132,490		2018	—	—	66,247	66,243

*	The performance criteria for the first three-year measurement period ending December 31, 2011 was met resulting in the vesting of 67,599 shares associated with the first 50% of this grant.

The following table includes service-based stock awards issued to directors and employees with related vesting and forfeiture information (subject to certain restrictions, principally continuous service), at September 30, 2012:

	Grant Date	Total			Remaining Shares
Year of	Fair Value	Original	As of December 31, 2011		Scheduled to Vest During:
Grant	Per Share	Grants	Vested	Forfeited	2012		2013	2014
2007	$12.93	156,000	76,009	12,499	22,498	*	22,497	22,497
2008	12.87	6,000	6,000	—	—		—	—
2009	11.39	6,000	6,000	—	—		—	—
2010	11.64	12,000	12,000	—	—		—	—
2011	13.23	24,000	—	—	24,000	*	—	—
2012	13.59	29,000	—	—	—		29,000	—

*	The 2007 grant shares vested in January 2012 and the 2011 grant shares vested in April 2012.

Performance- and service-based stock award activity for the nine months ended September 30, 2012 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock awards outstanding at December 31, 2011	597,418	$12.41
Grants	29,000	13.59
Vestings	(114,097)	11.39

Unvested stock awards outstanding at September 30, 2012	512,321	12.71

During the quarter and nine months ended September 30, 2012, the Company recognized in Salaries and benefits $469,000 and $1,406,000, respectively, related to amortization of the grant date fair value of employee performance- and service-based stock awards. The amounts amortized for these periods assumed that performance criteria, if applicable, would continue to be met for related initial measurement periods. In addition, the Company recognized in Other general and administrative expense $94,000 and $255,000 related to amortization of the grant date fair value of service-based director stock awards during the quarter and nine months ended September 30, 2012, respectively. All service-based stock awards, as well as performance-based stock awards granted in 2008 and 2009, are entitled to receive dividends on a current basis without risk of forfeiture if the related awards do not vest. Performance-based awards granted subsequent to 2009 defer the payment of dividends accruing during the vesting period until vesting and if the related awards do not vest these accrued dividends will be forfeited. At September 30, 2012 dividends accrued pertaining to these awards totaled $643,000 and are included in Common stock dividend payable. Unrecognized compensation expense for unvested stock awards totaled $3.5 million as of September 30, 2012, to be expensed over a weighted average period of 1.5 years, assuming performance criteria, if applicable, are met for related initial measurement periods.

Option awards currently outstanding have contractual terms and vesting requirements at the grant date of ten years and were issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model. The Company estimated option exercises, expected holding periods and forfeitures based on past experience and expectations for option performance and employee or director attrition. Risk-free rates were based on market rates for the expected life of the options. Expected dividends were based on historical experience and expectations for future performance. Expected volatility factors were based on historical experience. No option awards were granted during the nine months ended September 30, 2012. Option award activity for the nine months ended September 30, 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price
Option awards outstanding at December 31, 2011	256,250	$10.71
Exercises	(158,750)	10.14

Option awards outstanding at September 30, 2012	97,500	11.63

Exercisable option awards outstanding as of September 30, 2012 totaled 97,500 shares with a weighted average remaining contractual term of 5.0 years, an average exercise price of $11.63 and an aggregate intrinsic value of $190,000. The total intrinsic value of option awards exercised during the quarter and nine months ended September 30, 2012 was $495,000 and $620,000, respectively.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and makes discretionary contributions of up to another 3% of compensation regardless of participation in the plans. Company contributions are subject to certain vesting requirements. During the quarter and nine months ended September 30, 2012, the Company recognized in Salaries and benefits $86,000 and $336,000 related to contributions to these plans, respectively.

NOTE 10 — NET INTEREST INCOME ANALYSIS

The following table summarizes interest income, interest expense and weighted average interest rates as well as related changes due to changes in interest rates versus changes in volume (dollars in thousands):

	Quarter Ended September 30
	2012		2011		Related Changes in
	Amount	Average Rate	Amount	Average Rate	Rate*	Volume*	Total*
Interest income:
Residential mortgage investments	$63,463	1.86%	$62,890	2.17%	$(9,707)	$10,280	$573
Other	154	0.15	59	0.09	54	41	95

	63,617	1.81	62,949	2.12	(9,653)	10,321	668

Interest expense:
Repurchase arrangements and similar borrowings	(17,875)	0.56	(15,744)	0.57	(274)	2,405	2,131
Unsecured borrowings	(2,186)	8.49	(2,186)	8.49	—	—	—
Other	—	—	—	0.08	—	—	—

	(20,061)	0.62	(17,930)	0.65	(274)	2,405	2,131

	$43,556	1.19	$45,019	1.47	$(9,379)	$7,916	$(1,463)

	Nine Months Ended September 30
	2012		2011		Related Changes in
	Amount	Average Rate	Amount	Average Rate	Rate*	Volume*	Total*
Interest income:
Residential mortgage investments	$194,983	2.01%	$179,167	2.29%	$(23,646)	$39,462	$15,816
Other	480	0.16	230	0.13	63	187	250

	195,463	1.95	179,397	2.25	(23,583)	39,649	16,066

Interest expense:
Repurchase arrangements and similar borrowings	(48,429)	0.53	(41,772)	0.57	(3,055)	9,712	6,657
Unsecured borrowings	(6,560)	8.49	(6,560)	8.49	—	—	—
Other	—	0.07	(5)	0.14	(2)	(3)	(5)

	(54,989)	0.60	(48,337)	0.65	(3,057)	9,709	6,652

	$140,474	1.35	$131,060	1.60	$(20,526)	$29,940	$9,414

*	The change in interest income and interest expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac (together, the “GSEs”), or by an agency of the federal government, Ginnie Mae. Agency-guaranteed mortgage securities (“Agency Securities”) are considered to have limited, if any, credit risk.

Capstead’s investment strategy involves managing a conservatively leveraged portfolio of ARM Agency Securities that can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates. This strategy differentiates the Company from its peers because ARM Agency Securities reset to more current interest rates within a relatively short period of time allowing for (a) the recovery of financing spreads diminished during periods of rising interest rates and (b) smaller fluctuations in portfolio values from changes in interest rates compared to portfolios that contain a significant amount of fixed-rate Agency Securities. From a credit-risk perspective, the credit quality of Agency Securities helps ensure that fluctuations in value due to credit risk should be limited and financing at reasonable rates and terms is more likely to remain available under stressed market conditions.

Capstead finances its investments with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital, which as of September 30, 2012 totaled $1.66 billion and consisted of $1.37 billion of common and $189 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). Long-term investment capital increased by $271 million or 19% during the nine months ended September 30, 2012 primarily as a result of raising $142 million in common equity capital and higher portfolio pricing levels. Holdings of ARM Agency Securities increased by $2.05 billion or 17% in 2012, to $14.31 billion at September 30, 2012, while repurchase arrangements and similar borrowings increased $1.90 billion or 17% in 2012 to $13.25 billion. Portfolio leverage (repurchase arrangements and similar borrowings divided by long-term investment capital) decreased modestly to 7.96 to one by September 30, 2012 from 8.15 to one at December 31, 2011. Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio of Agency Securities under current market conditions, particularly a portfolio consisting almost entirely of short-duration ARM Agency Securities (duration is a common measure of market price sensitivity to interest rate movements). Provided capital can continue to be deployed at attractive levels and financing conditions remain favorable, management anticipates maintaining portfolio leverage near September 30, 2012 levels.

Capstead reported net income of $40 million and $129 million or $0.35 and $1.20 per diluted common share for the quarter and nine months ended September 30, 2012, respectively, compared to $41 million and $118 million or $0.43 and $1.32 per diluted common share for the same periods in 2011. Financing spreads on residential mortgage investments averaged 130 and 148 basis points for the quarter and nine months ended September 30, 2012, respectively, compared to 160 and 172 basis points during the same periods in 2011. Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on the Company’s residential mortgage investments, net of borrowing rates on repurchase arrangements and similar borrowings, adjusted for currently-paying interest rate swap agreements held for hedging purposes. This measure differs from total financing spreads, an all-inclusive GAAP measure, that is based on all interest-bearing assets and all interest-paying liabilities – see page 26 of this filing for a reconciliation of these measures. Lower financing spreads during 2012 reflect (a) lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates underlying the portfolio resetting lower to more current rates and lower coupon interest rates on acquisitions, and (b) higher investment premium amortization primarily because of higher portfolio runoff as well as higher prices paid for portfolio acquisitions in recent years. The effect on financing spreads of lower portfolio yields was only partially offset by lower borrowing rates as the benefits of replacing higher cost interest rate swap agreements as these contracts expired with additional two-year term swap agreements at more favorable rates have been largely offset by increases in unhedged borrowing rates in recent quarters due to a variety of market factors.

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

Equity Capital Issuances and Recently Announced Common Stock Repurchase Program

During the third quarter of 2012 Capstead raised $21 million in new common equity capital, after underwriting discounts and offering expenses, by issuing 1.5 million common shares at an average price of $13.93 per share, after expenses, through the Company’s at-the-market, continuous offering program. No shares were issued under this program subsequent to quarter-end. Year-to-date the Company has raised $142 million by issuing 10.5 million common shares at an average price of $13.52 per share under this program. Additionally, during the first and second quarters of 2012 the Company raised $4 million by issuing 309,000 Series B preferred shares at an average price of $14.50 per share under this program. As of quarter-end, 6.4 million common shares and 1.3 million Series B preferred shares are available for issuance under this program pursuant to supplements filed with the applicable registration statement on file with the Securities and Exchange Commission (the “SEC”).

The Company suspended its continuous offering program in connection with its October 30, 2012 announcement of a $100 million common stock repurchase program. Purchases made pursuant to the stock repurchase program will be made in the open market or through privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice.

Book Value per Common Share

Nearly all of Capstead’s residential mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and included in the calculation of book value per common share (total stockholders’ equity, less perpetual preferred share liquidation preferences, divided by common shares outstanding). The fair value of these investments is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels. The Company’s investment strategy attempts to mitigate these risks by focusing on investments in

Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels. Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios containing a significant amount of non-agency and/or fixed-rate mortgage securities. The following table illustrates the progression of book value per common share for the quarter and nine months ended September 30, 2012:

	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2012
Book value per common share, beginning of period	$13.23	$12.52
Capital transactions:
Accretion from capital raises	0.01	0.11
Increase related to stock awards	—	0.01
Dividend distributions in excess of earnings	(0.01)	(0.02)
Increase in fair value of mortgage securities classified as available-for-sale	0.68	1.36
Increase (decrease) in fair value of interest rate swap agreements designated as cash flow hedges of:
Repurchase arrangements and similar borrowings	(0.05)	(0.09)
Unsecured borrowings	0.02	(0.01)

Book value per common share, end of period	$13.88	$13.88

Increase in book value per common share during the indicated periods	$0.65	$1.36

Residential Mortgage Investments

Capstead’s investment strategy focuses on managing a large portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities. Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by the GSEs, which are federally chartered corporations, or an agency of the federal government, Ginnie Mae. The 2008 conservatorship of the GSEs by their federal regulator, and related capital commitments to the GSEs made by the U.S. Treasury, have largely alleviated market concerns regarding the ability of the GSEs to fulfill their guarantee obligations. By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets. These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising interest rates. The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter and nine months ended September 30, 2012 (in thousands):

	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2012
Residential mortgage investments, beginning of period	$13,799,487	$12,264,906
Increase in unrealized gains on mortgage securities classified as available-for-sale	66,910	134,583
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.01% and 2.20%	1,197,496	3,778,048
Investment premiums on acquisitions	53,866	158,103
Portfolio runoff (principal amount)	(777,400)	(1,955,086)
Investment premium amortization	(27,151)	(67,346)

Residential mortgage investments, end of period	$14,313,208	$14,313,208

Average carrying amount of residential mortgage investments outstanding during the indicated periods *	$13,989,176	$13,250,676

*	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.

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

As of September 30, 2012, nearly all of Capstead’s residential mortgage investments consisted of ARM Agency Securities and a small amount of adjustable-rate residential mortgage loans, featuring the following characteristics (dollars in thousands):

ARM Type (a)	Amortized Cost Basis (b)	Net WAC (c)	Fully Indexed WAC (c)	Average Net Margins (c)	Average Periodic Caps (c)	Average Lifetime Caps (c)	Months To Roll (a)
Current-reset ARMs:
Fannie Mae Agency Securities	$5,369,945	2.48%	2.38%	1.70%	3.19%	10.18%	5.0
Freddie Mac Agency Securities	1,945,619	2.83	2.52	1.84	2.08	10.66	6.2
Ginnie Mae Agency Securities	745,926	2.46	1.70	1.51	1.02	9.32	6.6
Residential mortgage loans	5,159	3.51	2.44	2.04	1.49	10.97	4.5

	8,066,649	2.56	2.35	1.71	2.73	10.21	5.4

Longer-to-reset ARMs:
Fannie Mae Agency Securities	3,034,453	3.00	2.74	1.77	4.80	8.06	44.2
Freddie Mac Agency Securities	1,900,797	2.97	2.80	1.84	4.91	8.00	49.8
Ginnie Mae Agency Securities	932,652	3.04	1.69	1.51	1.02	8.07	32.6

	5,867,902	3.00	2.59	1.75	4.24	8.04	44.1

	$13,934,551	2.74	2.45	1.73	3.36	9.30	21.6

Gross WAC (rate paid by borrowers) (d)		3.37

(a)	Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities). Once an ARM loan reaches its initial reset date, it will reset at least once a year to a margin over a corresponding interest rate index, subject to periodic and lifetime limits or caps.
(b)	Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses. As of September 30, 2012, the ratio of amortized cost basis to related unpaid principal balance for the Company’s ARM securities was 103.06. This table excludes $3 million in fixed-rate Agency Securities, $3 million in fixed-rate residential mortgage loans and $3 million in private residential mortgage pass-through securities held as collateral for structured financings.
(c)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer typically have 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps or were not subject to a cap. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps. At quarter-end, 80% of current-reset ARMs were subject to periodic caps averaging 1.85%; 4% were subject to initial caps averaging 2.42%; 15% were subject to lifetime caps, less the current net WAC, averaging 7.56%; and 1% were not subject to a cap. All longer-to-reset ARM securities at September 30, 2012 were subject to initial caps.
(d)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

After consideration of any applicable initial fixed-rate periods, at September 30, 2012 approximately 80%, 12% and 8% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly. Approximately 96% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date. Additionally, at September 30, 2012 approximately 18% of the Company’s ARM securities were backed by interest-only loans that have not reached an initial coupon reset date. All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated balance sheet date.

ARM Agency Securities typically are acquired at a premium to the securities’ unpaid principal balances and high levels of mortgage prepayments can put downward pressure on yields and financing spreads because the level of mortgage prepayments impacts how quickly investment premiums are written off against earnings as portfolio yield adjustments. Portfolio runoff during the quarter and nine months ended September 30, 2012 averaged 21.1% and 18.8% on an annualized basis, respectively (a constant prepayment rate, or “CPR,” of 18.7% and 16.4%, respectively). Higher portfolio runoff in the third quarter reflects seasonal prepayment patterns as well as lower prevailing mortgage interest rates available to consumers. While the current low interest rate environment can be expected to persist for some time, certain characteristics of the Company’s portfolio are expected to lessen the risk of experiencing sharply higher prepayment levels. A key differentiating factor of Capstead’s investment strategy relative to the strategies implemented by peers in the mortgage REIT sector is the Company’s focus on investing solely in ARM securities. At September 30, 2012 the portfolio was backed by mortgages requiring borrowers to make payments predicated on rates averaging a relatively low 3.37%, of which 56% were originated prior to 2009. Mortgage prepayments on securities backed by more seasoned loans have been partially suppressed by low housing prices and credit problems being experienced by many of these borrowers, even as prepayments on newer originations have increased. As a result, many borrowers with mortgage loans underlying securities in the portfolio lack the ability to meaningfully lower their mortgage payments even if they can overcome all of these impediments to refinancing. For these reasons, management anticipates mortgage prepayments to remain at manageable levels.

Capstead generally pledges its residential mortgage investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions. Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as financings by the Company. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.” Since early in 2009, haircut requirements for pledged Agency Securities have remained relatively stable and as of September 30, 2012, haircuts on outstanding borrowings averaged 4.5 percent and typically ranged from 3.0 to 5.0 percent of the fair value of the pledged securities. After considering related interest receivable, as well as interest payable on these borrowings, the Company had $706 million of capital at risk with its lending counterparties as of September 30, 2012.

Interest rates charged on repurchase arrangements and similar borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. When the fair value of pledged securities declines due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Conversely, if collateral fair values increase, lenders are required to release collateral back to the Company pursuant to Company-issued margin calls. The Company’s borrowings under repurchase arrangements and similar borrowings at September 30, 2012 consisted of $13.25 billion of primarily 30-day borrowings with 24 counterparties at average rates of 0.41%, before the effects of interest rate swap agreements held as cash flow hedges on a designated portion of 30- to 90-day borrowings (see below) and 0.56% including the effects of these derivative financial instruments.

To help mitigate exposure to higher short-term interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms. Variable payments received by the Company under these swap agreements largely offset interest accruing on a like amount of the Company’s 30- to 90-day borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments. These adjustments include the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowing rates. Under the terms of currently-paying interest rate swap agreements held at September 30, 2012, the Company is required to pay fixed rates of interest averaging 0.78% on notional amounts totaling $3.70 billion with average remaining interest payment terms of ten months. Additionally, as of quarter-end the Company had entered into forward-starting swap agreements with notional amounts totaling $2.30 billion that will begin requiring interest payments at fixed rates averaging 0.50% for two-year periods that commence on various dates between October 2012 and October 2013, with an average expiration of 29 months.

After consideration of all swap positions entered into as of quarter-end to hedge short-term borrowing rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had estimated durations at September 30, 2012 of 10 1/2 months and 8 months, respectively, for a net duration gap of 2 1/2 months. The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

The following table illustrates the components of financing spreads on residential mortgage investments over the past seven quarters:

	2012			2011
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Yields on residential mortgage investments:(a)
Cash yields	2.65%	2.71%	2.74%	2.77%	2.84%	2.97%	2.94%
Investment premium amortization	(0.79)	(0.67)	(0.60)	(0.66)	(0.67)	(0.59)	(0.58)
Adjusted yields	1.86	2.04	2.14	2.11	2.17	2.38	2.36
Related borrowing rates:(b)
Unhedged borrowing rates	0.41	0.37	0.32	0.32	0.25	0.25	0.29
Fixed swap rates	0.78	0.80	0.85	0.90	0.98	1.02	1.07
Adjusted borrowing rates	0.56	0.54	0.49	0.54	0.57	0.55	0.59
Financing spreads on residential mortgage investments	1.30	1.50	1.65	1.57	1.60	1.83	1.77
Annualized portfolio runoff	21.10	18.32	17.01	18.01	19.25	17.06	19.88
Annualized CPR	18.74	15.86	14.50	15.57	16.86	14.56	17.41

(a)	Cash yields are based on the cash component of interest income. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments. Both are expressed as a percentage calculated on an annualized basis on average amortized cost basis for the indicated periods.
(b)	Unhedged borrowing rates represent average rates on repurchase agreements and similar borrowings. Fixed swap rates represent the average fixed rates on currently-paying interest rate swap agreements used to hedge short-term borrowing rates. Adjusted borrowing rates reflect unhedged borrowing rates and fixed swap rates as well as differences between variable rate payments received on the Company’s currently-paying swap agreements, which typically are based on one-month LIBOR, as well as any measured hedge ineffectiveness, calculated on an annualized basis on average outstanding balances for the indicated periods.

Financing spreads on residential mortgage investments, a non-GAAP financial measure, differs from total financing spreads, an all-inclusive GAAP measure, that is based on all interest-earning assets and all interest-paying liabilities. The Company believes that presenting financing spreads on residential mortgage investments provides useful information for evaluating the performance of the Company’s portfolio. The following reconciles these two measures.

	2012			2011
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Financing spreads on residential mortgage investments	1.30%	1.50%	1.65%	1.57%	1.60%	1.83%	1.77%
Impact of yields on other interest- earning assets*	(0.05)	(0.06)	(0.06)	(0.04)	(0.05)	(0.04)	(0.05)
Impact of borrowing rates on unsecured borrowings and other interest-paying liabilities*	(0.06)	(0.07)	(0.07)	(0.07)	(0.08)	(0.09)	(0.10)
Total financing spreads	1.19	1.37	1.52	1.46	1.47	1.70	1.62

*	Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of long-term unsecured borrowings (at a borrowing rate of 8.49%) that the Company considers a component of its long-term investment capital and cash collateral payable to interest rate swap counterparties.

Quarter over quarter declines in cash yields moderated during the first and second quarters of 2012 as the coupon interest rates of an increasing number of the mortgage loans underlying the Company’s holdings of current-reset ARM securities approached fully-indexed levels. However, during the third quarter of 2012 cash yields declined six basis points in part due to recent declines in underlying indices, principally 6- and 12-month LIBOR. Investment premium amortization is influenced by investment premium levels and mortgage prepayments. Because of higher prices paid in recent years for acquisitions as well as continued runoff of older, lower-basis securities, the Company’s cost basis in its portfolio has increased, creating the likelihood of larger ongoing negative yield adjustments for investment premium amortization over time. During the third quarter of 2012, however, the 12 basis point increase in the negative yield adjustment for investment premium amortization over the second quarter of 2012 was primarily because of higher mortgage prepayment levels. Unhedged borrowing rates have increased in recent quarters from the lower levels experienced during much of 2011 due to a variety of market factors. Fixed swap rates continue to trend lower with the expiration of higher-rate interest rate swap agreements over the indicated periods.

Commercial Investments

In 2008 management curtailed its previous practice of periodically augmenting Capstead’s residential mortgage investments with investments in credit-sensitive commercial real estate-related assets. The Company’s remaining exposure to these non-core investments was eliminated by July 2012 through sales of the underlying collateral. The Company remains a subordinated participant in the lending group for the Four Seasons resort in Nevis, West Indies, which was foreclosed on in May 2010. The Company wrote off its related $39 million investment in 2009; a recovery on this investment, if any, would come from the eventual disposition of the resort by the lending group.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead’s investment strategy is to manage a conservatively leveraged portfolio of ARM Agency Securities that can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates. Borrowings under repurchase arrangements generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, potential liquidity inherent in the Company’s unencumbered residential mortgage investments is as important as the actual level of cash and cash equivalents carried on the balance sheet. Potential liquidity is affected by, among other things, current portfolio leverage levels; changes in market value of assets pledged and interest rate swap agreements held for hedging purposes as determined by lending and swap counterparties; principal prepayments; collateral requirements of lenders and swap counterparties; and general conditions in the commercial banking and mortgage finance industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”).

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of September 30, 2012 in comparison with December 31, 2011 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage (c)
Balances as of September 30, 2012:
Residential mortgage investment portfolio	$14,313,208	$13,250,488	$1,062,720	$431,480

Cash collateral receivable from swap counterparties, net (d)			16,562	—
Other assets, net of other liabilities			584,523	500,741

			$1,663,805	$932,221	7.96:1

Balances as of December 31, 2011	$12,264,906	$11,352,444	$1,392,685	$757,762	8.15:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflects estimated fair value as of the indicated date.
(b)	Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.
(c)	Portfolio leverage is expressed as the ratio of repurchase agreements and similar borrowings (Related Borrowings in the table above) to long-term investment capital (total Capital Employed in the table above).
(d)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties and the fair value of interest rate swap positions as of the indicated date.

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

RESULTS OF OPERATIONS

	Quarter Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Income statement data: (dollars in thousands, except per share data)
Interest income:
Residential mortgage investments	$63,463	$62,890	$194,983	$179,167
Other	154	59	480	230

	63,617	62,949	195,463	179,397

Interest expense:
Repurchase arrangements and similar borrowings	(17,875)	(15,744)	(48,429)	(41,772)
Unsecured borrowings	(2,186)	(2,186)	(6,560)	(6,560)
Other	—	—	—	(5)

	(20,061)	(17,930)	(54,989)	(48,337)

	43,556	45,019	140,474	131,060

Other revenue (expense):
Miscellaneous other revenue (expense)	9	(109)	(147)	(926)
Incentive compensation	(781)	(1,429)	(3,614)	(4,149)
Salaries and benefits	(1,696)	(1,631)	(5,205)	(5,004)
Other general and administrative expense	(1,115)	(911)	(3,160)	(2,939)

	(3,583)	(4,080)	(12,126)	(13,018)
Equity in earnings of unconsolidated affiliates	64	64	194	194

Net income	$40,037	$41,003	$128,542	$118,236

Diluted earnings per common share	$0.35	$0.43	$1.20	$1.32
Average diluted shares outstanding	98,512	84,068	94,236	77,774
Key operating statistics: (dollars in millions)
Weighted average yields:
Residential mortgage investments	1.86%	2.17%	2.01%	2.29%
Other interest-earning assets	0.15	0.09	0.16	0.13
Total weighted average yields	1.81	2.12	1.95	2.25
Weighted average borrowing rates:
Repurchase arrangements and similar borrowings:
Unhedged borrowing rates	0.41	0.25	0.37	0.26
As adjusted for interest rate hedging transactions	0.56	0.57	0.53	0.57
Unsecured borrowings	8.49	8.49	8.49	8.49
Other	—	0.08	0.07	0.14
Total weighted average borrowing rates	0.62	0.65	0.60	0.65
Total weighted average financing spreads	1.19	1.47	1.35	1.60
Total weighted average financing spreads on residential mortgage investments	1.30	1.60	1.48	1.72
Net yield on total interest-earning assets	1.23	1.50	1.40	1.65
Average CPR (prepayment rate on residential mortgage investments)	18.74	16.86	16.37	16.28
Average balance information:
Residential mortgage investments (cost basis)	$13,657	$11,610	$12,956	$10,411
Other interest-earning assets	420	276	410	236
Repurchase arrangements and similar borrowings	12,834	10,810	12,179	9,649
Currently-paying swap agreements (notional amount)	3,712	4,112	3,658	3,647
Unsecured borrowings (included in long-term investment capital)	103	103	103	103
Other interest-bearing liabilities	—	—	—	5
Long-term investment capital	1,630	1,351	1,543	1,255
Portfolio leverage	7.87:1	8.00:1	7.89:1	7.69:1
Incentive compensation, salaries and benefits and other general and administrative expense as a percentage of average long-term investment capital	0.88%	1.16%	1.04%	1.29%
Return on average long-term investment capital	10.29	12.67	11.68	13.27
Return on average common equity capital	10.32	13.32	12.00	14.13

Capstead’s net income totaled $40 million and $129 million or $0.35 and $1.20 per diluted common share for the quarter and nine months ended September 30, 2012, compared to $41 million and $118 million or $0.43 and $1.32 per diluted common share for the same periods in 2011. Financing spreads on residential mortgage investments averaged 1.30% and 1.48% during the quarter and nine months ended September 30, 2012, respectively, which were 30 and 24 basis points lower than spreads reported for the same periods in 2011. Lower financing spreads in 2012 reflect (a) lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates underlying the portfolio resetting lower to more current rates and lower coupon interest rates on acquisitions, and (b) higher investment premium amortization primarily because of higher third quarter 2012 portfolio runoff as well as higher prices paid for portfolio acquisitions in recent years. The effect on financing spreads of lower portfolio yields was only partially offset by lower borrowing rates as the benefits of replacing higher cost interest rate swap agreements as these contracts expired with additional two-year term swap agreements at more favorable rates have been largely offset by increases in unhedged borrowing rates in recent quarters due to a variety of market factors.

Yields on residential mortgage securities averaged 1.86% and 2.01% during the quarter and nine months ended September 30, 2012, respectively, which were 31 and 28 basis points lower than yields reported for the same periods in 2011. Cash yields averaged 2.65% and 2.70% during the quarter and nine months ended September 30, 2012, respectively, which were 19 and 21 basis points lower than cash yields reported for the same periods in 2011. Investment premium amortization of $27 million and $67 million for the quarter and nine months ended September 30, 2012, respectively, represented yield adjustments of 79 and 69 basis points, compared to amortization of $20 million and $48 million or 68 and 62 basis points for the same periods in 2011. Most of the increase in investment premium amortization is attributable to higher levels of mortgage prepayments due largely to lower prevailing mortgage interest rates.

Borrowing rates on repurchase arrangements and similar borrowings, adjusted for interest rate hedging transactions, averaged 0.56% and 0.53% during the quarter and nine months ended September 30, 2012, respectively, which were 1 and 4 basis points lower than rates reported for the same periods in 2011 as higher unhedged borrowing rates were offset by lower currently-paying interest rate swap rates. Borrowings under repurchase arrangements typically reset in rate every 30 to 90 days. Before adjustment for the effects of interest rate swap agreements held as cash flow hedges, rates on these borrowings averaged 0.41% and 0.37% during the quarter and nine months ended September 30, 2012, respectively, which were 16 and 11 basis points higher than rates reported for the same periods in 2011. Rates on approximately $3.71 billion and $3.66 billion of the Company’s average borrowings during the quarter and nine months ended September 30, 2012, respectively, were effectively fixed through the use of interest rate swap agreements. The corresponding amounts were $4.11 billion and $3.65 billion for the same periods in 2011. Fixed-rate payment requirements on the Company’s currently-paying swap positions, before certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowings, averaged 0.78% and 0.81% for the quarter and nine months ended September 30, 2012, respectively, which were 23 and 22 basis points lower than rates reported for the same periods in 2011.

Miscellaneous other revenue (expense) for the quarter and nine months ended September 30, 2012 includes $41,000 and $48,000 of gains on sales of the last of Capstead’s commercial real estate investments, respectively. This activity lost $74,000 and $747,000 in the same periods in 2011, which included a $470,000 impairment charge in June 2011. Incentive compensation, salaries and benefits and other general and administrative expense (referred to as “operating costs”), as a percentage of average long-term investment capital declined 28 and 25 basis points to 0.88% and 1.04% for the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. This decline is attributable primarily to increases in average long-term investment capital. Additionally, incentive compensation declined 23 and 13 basis points to 0.19% and 0.31% for the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, reflecting lower relative accruals under a performance-based employee incentive compensation program that provides for a participation in annual earnings, in excess of a benchmark amount and caps annual incentive compensation at 50 basis points of average long-term investment capital. See “NOTE 9” to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of September 30, 2012 and the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, the execution of its recently announced common stock repurchase program, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Capstead generally pledges its residential mortgage investments as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions. As of September 30, 2012, the Company had uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 24 of these counterparties. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries. Borrowings under repurchase arrangements increased to $13.25 billion at September 30, 2012, primarily with original maturities of 30 days. Total borrowings under repurchase arrangements began the year at $11.35 billion and averaged $12.83 billion and $12.18 billion during the quarter and nine months ended September 30, 2012, respectively. Average borrowings during the quarter were lower than at quarter-end primarily due to portfolio growth and differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to higher short-term interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms. At September 30, 2012 currently-paying swap agreements entered into by the Company had notional amounts totaling $3.70 billion with average remaining interest payment terms of ten months and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30- to 90-day borrowings under repurchase arrangements. Additionally, at September 30, 2012 the Company held forward-starting swap agreements for this purpose with notional amounts totaling $2.30 billion that begin two-year interest payment terms on various dates between October 2012 and October 2013. Relative to the floating rate terms of the Company’s $100 million in unsecured borrowings that begin in 2015 and 2016, during 2010 the Company entered into forward-starting swap agreements to effectively lock in fixed rates averaging 7.56% (compared to current fixed rates of 8.49%) for the final 20 years of these borrowings that mature in 2035 and 2036. The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements to manage interest rate risk.

During the nine months ended September 30, 2012 Capstead raised $142 million in new common equity capital after expenses through its at-the-market, continuous offering program. No shares were issued under this program subsequent to quarter-end. As of quarter-end, 6.4 million common shares were available for issuance under this program pursuant to a prospectus supplement filed with the applicable registration statement on file with the SEC. The continuous offering program was suspended in connection with the Company’s October 30, 2012 announcement of a $100 million common stock repurchase program.

Rules promulgated under the Securities Act of 1933, as amended, permit securities to be offered and sold under a continuous offering program only if not more than three years have elapsed since the initial effective date of the related registration statement. The Company’s prior registration statement became effective on February 12, 2009. Consequently, shares issued after February 12, 2012 and prior to the effectiveness of a new registration statement on February 21, 2012 were not in full compliance with SEC rules. If these shares were held to be issued without registration in violation of the Securities Act, the Company could potentially be required to repurchase some or all of these shares, at the original purchase price (less than $9 million, in aggregate), plus statutory interest and less dividends paid on the shares, subject to the statutory limitations period. Any such repurchase obligation would not be material to the Company’s liquidity, earnings or financial condition.

Interest Rate Risk

Because Capstead’s residential mortgage investments consist almost entirely of Agency Securities, which are considered to have limited, if any, credit risk, interest rate risk is the primary market risk faced by the Company. Interest rate risk is highly sensitive to a number of factors, including economic conditions, government fiscal policy, central bank monetary policy and banking regulation. By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets. These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising interest rates.

To further mitigate Capstead’s exposure to higher short-term interest rates, the Company currently uses interest rate swap agreements that typically require interest payments for two-year terms in order to lengthen the effective duration of its borrowings to more closely match the duration of its investments. Duration is a measure of market price sensitivity to interest rate movements. After consideration of all swap positions entered into as of quarter-end to hedge short-term borrowing rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had estimated durations at September 30, 2012 of 10 1/2 months and 8 months, respectively, for a net duration gap of 2 1/2 months. The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivatives such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

Capstead performs sensitivity analyses using a model to estimate the effects that specific interest rate changes can reasonably be expected to have on net interest margins and portfolio values. All investments, related borrowings and derivative financial instruments held are included in these analyses. For net interest margin modeling purposes, the model incorporates management’s assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums and reinvesting portfolio runoff. These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior under normal market conditions unaffected by changes in market liquidity. For portfolio valuation modeling purposes, a static portfolio is assumed and changes in fair value of related derivatives are included. This modeling is the primary tool used by management to assess the direction and magnitude of changes in net interest margins and portfolio values resulting solely from changes in interest rates. Key modeling assumptions include mortgage prepayment rates, adequate levels of market liquidity, current market conditions, and portfolio leverage levels. Given the present low level of interest rates, a floor of 0.00% is assumed. However, it is assumed that borrowing rates cannot decline beyond a certain level. These assumptions are inherently uncertain and, as a result, modeling cannot precisely estimate the impact of higher or lower interest rates. Actual results will differ from simulated results due to timing, the magnitude and frequency of interest rate changes, as well as other changes in market conditions, management strategies and other factors.

The tables below reflect the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivatives at September 30, 2012 and December 31, 2011, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%
Parallel shift in Yield Curve

Projected 12-month percentage change in net interest margins: *
September 30, 2012 **	<0.25%	1.63%	(1.7)%	(7.3)%	(15.1)%
December 31, 2011	<0.25	1.88	(8.8)	(7.0)	(14.2)

Projected percentage change in portfolio and related derivative values: *
September 30, 2012 **	<0.25%	1.63%	—%	(0.2)%	(0.5)%
December 31, 2011	<0.25	1.88	0.2	(0.2)	(0.4)

*	Sensitivity of net interest margins as well as portfolio and related derivative values to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month net interest margin change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices, if investments made will behave in the same fashion as assets currently held or if management will choose to replace runoff with such assets.
**	The lower sensitivity of net interest margins in the rates down 0.50% scenario at September 30, 2012 compared to December 31, 2011 reflects a greater benefit from an expected decline in borrowing costs because of higher prevailing borrowing rates at September 30, 2012.

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

Risks Related to Capstead’s Business

Monetary policy actions by the Federal Reserve could negatively affect Capstead’s liquidity, financial condition and earnings. In order to help support the GSEs and the housing markets, by early 2010 the Federal Reserve had acquired $1.25 trillion in Agency Securities. In September 2011, in order to promote a stronger economic recovery the Federal Reserve began extending the average maturity of its holdings of securities by selling Treasury securities with maturities of less than three years and purchasing longer-dated Treasuries. This program has been referred to as “Operation Twist.” Also in September 2011, the Federal Reserve began reinvesting principal payments from existing holdings of Agency Securities into additional Agency Securities. In September 2012, the Federal Reserve began purchasing additional Agency Securities at a pace of $40 billion per month and announced it would maintain its existing policy of reinvesting principal payments from its existing holdings of Agency Securities. The Federal Reserve articulated that these additional purchases of Agency Securities, referred to as QE3, will continue until the labor market improves substantially.

These policy initiatives have put upward pressure on pricing for Agency Securities resulting in downward pressure on yields on new purchases of Agency Securities and downward pressure on mortgage interest rates, which generally results in higher mortgage prepayment rates. The Company’s net interest margins, and therefore earnings, are being negatively affected over time as the Company’s existing portfolio runs off and is replaced with higher cost, lower yielding securities. See discussion below regarding the negative effects of higher mortgage prepayment levels. In addition, should the Federal Reserve decide to reduce its holdings of Agency Securities through asset sales, the pricing of these investments could decline, which could negatively affect the Company’s liquidity, earnings and book value per common share, as more fully described below.

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

Legislative and regulatory actions could negatively affect the availability and/or terms and conditions of borrowings under repurchase arrangements and consequently, the Company’s liquidity, financial condition and earnings. In July 2010 the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in order to restrict certain business practices of systemically significant participants in the financial markets, which include many of the Company’s lending counterparties. Additionally, changes in regulatory capital requirements are being implemented worldwide. It remains unclear how significant of an impact Dodd Frank and changes in regulatory capital requirements will have on the financial markets in general and on the Company’s strategy of holding an appropriately hedged, leveraged portfolio of Agency Securities. However, it is possible that the availability and/or terms and conditions of borrowings under repurchase arrangements and related derivative financial instruments held for hedging purposes could be negatively affected which could negatively affect the Company’s liquidity, earnings and book value per common share, as more fully described below.

Government-supported mortgagor relief programs could negatively affect Capstead’s liquidity, financial condition and earnings. U.S. policy makers have established programs designed to provide qualified homeowners with assistance in avoiding foreclosure or in qualifying for the refinancing of their existing mortgages, which typically entails the pay off of existing mortgages with any losses absorbed by the GSEs. One of these programs, the Home Affordable Refinance Program (“HARP”), has been revised with the intent of increasing its availability to homeowners who are current on their mortgage payments but whose homes have lost significant value making it difficult to qualify for a new mortgage. A significant expansion of these mortgagor relief programs, as well as any future legislative or regulatory actions, could significantly increase mortgage prepayments which could reduce the expected life of the Company’s residential mortgage investments; therefore, actual yields the Company realizes on these investments could be lower due to faster amortization of investment premiums which could negatively affect earnings. A significant expansion of these programs also could negatively affect book value per common share because of the elimination of any unrealized gains on that portion of the portfolio that prepays. Additionally, heightened prepayment exposure due to the real or perceived potential for government intervention could negatively affect pricing for Agency Securities in general and, as a result, liquidity and book value per common share could be adversely affected due to declines in the fair value of the Company’s remaining portfolio.

An increase in prepayments may negatively affect Capstead’s liquidity, financial condition and earnings. When short- and long-term interest rates are at nearly the same levels (i.e., a “flat yield curve” environment), or when long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage securities generally increases. Prolonged periods of high mortgage prepayments can significantly reduce the expected life of the Company’s portfolio of residential mortgage investments; therefore, actual yields the Company realizes can be lower due to faster amortization of investment premiums, which could negatively affect earnings. High levels of mortgage prepayments can lead to larger than anticipated demands on the Company’s liquidity from its lending counterparties, as more fully described below. Additionally, periods of high prepayments can negatively affect pricing for Agency Securities in general and, as a result, book value per common share can be negatively affected due to declines in the fair value of the Company’s remaining portfolio and the elimination of any unrealized gains on that portion of the portfolio that prepays.

Changes in interest rates, whether increases or decreases, may adversely affect Capstead’s liquidity, financial condition and earnings. Capstead’s earnings depend primarily on the difference between the interest received on its residential mortgage investments and the interest paid on its related borrowings, net of the effect of derivatives held for hedging purposes. The Company typically finances its investments at 30- to 90-day interest rates. Coupon interest rates on only a portion of the ARM loans underlying the Company’s securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan. Consequently, interest rates on related borrowings not hedged through the use of interest rate swap agreements can rise to levels that may exceed yields on these securities in a rising short-term interest rate environment. This can contribute to lower, or in more extreme circumstances, negative financing spreads and, therefore, negatively affect earnings. Because rising interest rates tend to put downward pressure on financial asset prices, Capstead may be presented with substantial margin calls during such periods negatively affecting the Company’s liquidity. If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses. At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses. In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

During periods of relatively low short-term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may negatively affect yields on the Company’s ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be negatively affected.

Periods of illiquidity in the mortgage markets may reduce amounts available to be borrowed under Capstead’s repurchase arrangements due to declines in the perceived value of related collateral, which could negatively impact the Company’s liquidity, financial condition and earnings. Capstead generally finances its residential mortgage investments by pledging them as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amount borrowed under a repurchase arrangement is limited to a percentage of the estimated market value of the pledged collateral and is specified at the inception of the transaction. The portion of the pledged collateral held by the lender that is not advanced under the repurchase arrangement is referred to as margin collateral and the resulting margin percentage is required to be maintained throughout the term of the borrowing. If the perceived market value of the pledged collateral as determined by the Company’s lenders declines, the Company may be subject to margin calls wherein the lender requires the Company to pledge additional collateral to reestablish the agreed-upon margin percentage. Because market illiquidity tends to put downward pressure on asset prices, Capstead may be presented with substantial margin calls during such periods. If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses. At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses. In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

Periods of illiquidity in the mortgage markets may reduce the number of counterparties willing to lend to the Company and/or the amounts individual counterparties are willing to lend via repurchase arrangements, which could negatively affect the Company’s liquidity, financial condition and earnings. For instance, a contraction in market liquidity is possible should Europe’s sovereign debt problems deteriorate in a disorderly fashion, putting further financial pressures on large European and even domestic commercial banks, many of which are lending counterparties. Capstead enters into repurchase arrangements with numerous commercial banks and other financial institutions, both foreign and domestic, routinely with maturities of 30 to 90 days. The Company’s ability to achieve its investment objectives depends on its ability to re-establish or roll maturing borrowings on a continuous basis and none of the Company’s counterparties are obligated to enter into new repurchase transactions at the conclusion of existing transactions. If a counterparty chooses not to roll a maturing borrowing, the Company must pay off the borrowing, generally with cash available from another repurchase arrangement entered into with another counterparty. If the Company determines that it does not have sufficient borrowing capacity with its remaining counterparties, it could be forced to reduce its portfolio leverage by selling assets under potentially adverse market conditions, resulting in losses. This risk is increased if Capstead relies significantly on any single counterparty for a significant portion of its repurchase arrangements. An industry-wide reduction in the availability of borrowings under repurchase arrangements could negatively affect pricing levels for Agency Securities leading to further declines in the Company’s liquidity and book value per common share. Under these conditions, the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses. In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

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

Capstead’s use of repurchase arrangements to finance its investments may give the Company’s lending counterparties greater rights if the Company seeks bankruptcy protection, exposing the Company to losses. Borrowings made under repurchase arrangements may qualify for special treatment under the U.S. Bankruptcy Code. If the Company files for bankruptcy, its lending counterparties could avoid the automatic stay provisions of the U.S. Bankruptcy Code and liquidate pledged collateral without delay, which could result in losses to the extent of any margin amounts held by the lending counterparty.

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

The lack of availability of suitable investments at attractive pricing may adversely affect Capstead’s earnings. The pricing of investments is determined by a number of factors including interest rate levels and expectations, market liquidity conditions, and competition among investors for these investments, many of whom have greater financial resources and lower return requirements than Capstead. Additionally, in recent years the federal government, primarily through the Federal Reserve, has been an active buyer of Agency Securities which has had the effect of supporting, if not increasing, pricing for these securities. To the extent the proceeds from prepayments on Capstead’s mortgage investments are not reinvested or cannot be reinvested at rates of return at least equal to the rates previously earned on those investments, the Company’s earnings may be adversely affected. Similarly, if proceeds from capital raising activities are not deployed or cannot be deployed at rates of return being earned on existing capital, earnings may be adversely affected. Capstead cannot assure investors that the Company will be able to acquire suitable investments at attractive pricing and in a timely manner to replace portfolio runoff as it occurs or to deploy new capital as it is raised. Neither can the Company assure investors that it will maintain the current composition of its investments, consisting primarily of ARM Agency Securities.

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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:

•	Amortization of investment premiums on residential mortgage investments – Investment premiums on residential mortgage investments are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. For most of Capstead’s residential mortgage investments, estimates and judgments related to future levels of mortgage prepayments are critical to this determination. Mortgage prepayment expectations can change based on how current and projected changes in interest rates impact the economic attractiveness of mortgage refinance opportunities, if available, and other factors such as portfolio composition. In recent years, the ability of mortgagors to refinance has also been impacted by more stringent loan underwriting practices and lending industry capacity restraints, government-sponsored mortgagor relief programs, low housing prices and credit problems being experienced by many of these borrowers. Management estimates mortgage prepayments based on past experiences with specific investments within the portfolio in addition to the factors mentioned above. Should actual prepayment rates differ materially from these estimates, investment premiums would be expensed at a different pace.

•	Fair value and impairment accounting for residential mortgage investments – Most of Capstead’s residential mortgage investments are held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions. Considerable judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity. See “NOTE 8” to the consolidated financial statements (included under ITEM 1 of this report) for discussion of how Capstead values its residential mortgage investments. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs that is determined to be other-than-temporary, the difference between amortized cost and fair value would be recognized in earnings as a component of Other revenue (expense) if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale. Other-than-temporary impairment of a mortgage security due to other factors would be recognized in Accumulated other comprehensive income and amortized to earnings as a yield adjustment.

•	Accounting for derivative financial instruments – The Company uses derivatives for risk management purposes. Derivatives are recorded as assets or liabilities and carried at fair value and consequently, changes in value of these instruments enter into the calculation of book value per common share. Fair values fluctuate with current and projected changes in interest rates and other factors such as the Company’s and its counterparties’ nonperformance risk. Judgment is required to develop estimated fair values.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2012.

PART II. — OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	DESCRIPTION
3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation.(1)
3.2	Amended and Restated Bylaws.(2)
3.3	Articles of Amendment of Articles of Incorporation dated as of May 29, 2008.(3)
4.1	Junior Subordinated Indenture dated September 26, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(2)
4.2	Amended and Restated Trust Agreement dated September 26, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(2)
4.3	Indenture dated December 15, 2005, regarding junior subordinated debentures due 2035, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(2)
4.4	Amended and Restated Declaration of Trust dated December 15, 2005, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(2)
4.5	Indenture dated September 11, 2006, regarding junior subordinated debentures due 2036, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(2)
4.6	Amended and Restated Declaration of Trust dated September 11, 2006, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(2)
10.01	Amended and Restated Deferred Compensation Plan.(2)
10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.(4)
10.03	Second Amended and Restated Incentive Bonus Plan.(5)
10.04	Form of nonqualified stock option and stock award agreements for non-employee directors.(2)
10.05	Form of nonqualified stock option and stock award agreements for employees with service conditions.(2)
10.06	Form of stock award agreements for employees with performance conditions.(6)
10.07	Form of stock award agreements for employees with performance conditions and deferral of dividends.(7)

10.08	Purchase Agreements dated September 23, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(2)
10.09	Placement Agreement dated December 6, 2005, pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(2)
10.10	Placement Agreement dated September 8, 2006, pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(2)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 30, 2008.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-142861) dated May 9, 2007.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2011.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: November 2, 2012	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: November 2, 2012	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial Officer