Form 10-K
period 2012-12-31
CAPSTEAD MORTGAGE CORP
filed 2013-02-25
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

✓	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:         December 31, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:                     001-08896

CAPSTEAD MORTGAGE CORPORATION

(Exact name of Registrant as specified in its Charter)

Maryland	75-2027937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8401 North Central Expressway, Suite 800, Dallas, TX	75225-4404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 874-2323

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock ($0.01 par value)	New York Stock Exchange
$1.60 Cumulative Preferred Stock, Series A ($0.10 par value)	New York Stock Exchange
$1.26 Cumulative Convertible Preferred Stock, Series B ($0.10 par value)	New York Stock Exchange

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

Large accelerated filer ✓     Accelerated filer        Non-accelerated filer        Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES      NO ✓

At June 29, 2012 the aggregate market value of the common stock held by nonaffiliates was $1,335,075,485.

Number of shares of Common Stock outstanding at February 25, 2013: 95,533,208

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the 2013 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

CAPSTEAD MORTGAGE CORPORATION

2012 FORM 10-K ANNUAL REPORT

PART I

PART I

ITEM 1.	BUSINESS

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead was incorporated in the state of Maryland in 1985 and is listed on the New York Stock Exchange under the symbol “CMO.”

Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac (together, the “GSEs”), or by an agency of the federal government, Ginnie Mae. Residential mortgage pass-through securities guaranteed by the GSEs or Ginnie Mae, referred to as “Agency Securities,” are considered to have limited, if any, credit risk.

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

Competition

As a residential mortgage REIT that focuses on investing in ARM Agency Securities, Capstead competes for the acquisition of suitable investments with other mortgage REITs, commercial banks, savings banks, insurance companies, and institutional investors such as private equity funds, mutual funds, pension funds and sovereign wealth funds. Many of these entities have lower yield requirements as well as greater financial resources and access to capital than the Company. In addition, the federal government, through the Federal Reserve, U.S. Treasury, the GSEs and the Federal Home Loan Banks, has substantial holdings of primarily fixed-rate Agency Securities and the Federal Reserve is currently acquiring additional fixed-rate Agency Securities. Increased competition for the acquisition of Agency Securities can result in higher pricing levels for such assets and lead to lower mortgage interest rates. Although higher pricing levels generally correspond to a higher book value per common share for the Company, higher pricing levels also generally result in lower portfolio yields, which could adversely affect future profitability. Lower mortgage interest rates can result in higher levels of mortgage prepayments, generally resulting in lower portfolio yields because of increases in investment premium amortization which can adversely affect current profitability.

Further, the policy goals of the federal government may differ from the economic goals of other investors in Agency Securities. For instance, the Federal Reserve, the U.S. Treasury or the GSEs may determine it is appropriate to reduce their holdings of Agency Securities at some future date, which could result in lower pricing levels. Although this may result in an opportunity to acquire assets at more attractive yields, the Company’s book value per common share could be negatively affected.

Regulation and Related Matters

Operating as a REIT that primarily invests in Agency Securities subjects Capstead to various federal regulatory requirements. For further discussion, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 26 through 30 under the captions “Risk Factors Related to Capstead’s Status as a REIT and Other Tax Matters” and “Risk Factors Related to Capstead’s Corporate Structure,” which is incorporated herein by reference.

Employees

As of December 31, 2012, Capstead had 12 full-time employees and three part-time employees.

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

The Company also makes available on its website charters for the committees of its board of directors, its Board of Directors’ Guidelines, its Code of Business Conduct and Ethics, its Financial Code of Professional Conduct and other information, including amendments to such documents and waivers, if any, to the codes. Such information will also be furnished, free of charge, upon written request to Capstead Mortgage Corporation, Attention: Stockholder Relations, 8401 North Central Expressway, Suite 800, Dallas, Texas 75225-4404.

Cautionary Statement Concerning Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•	changes in general economic conditions;

•	fluctuations in interest rates and levels of mortgage prepayments;

•	the effectiveness of risk management strategies;

•	the impact of differing levels of leverage employed;

•	liquidity of secondary markets and credit markets;

•	the availability of financing at reasonable levels and terms to support investing on a leveraged basis;

•	the availability of new investment capital;

•	the availability of suitable qualifying investments from both an investment return and regulatory perspective;

•	changes in legislation or regulation affecting exemptions for mortgage REITs from regulation under the Investment Company Act of 1940;

•	changes in legislation or regulation affecting the GSEs, Ginnie Mae and similar federal government agencies and related guarantees;

•	deterioration in credit quality and ratings of existing or future issuances of Agency Securities; and

•	increases in costs and other general competitive factors.

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

Under the captions “Risk Factors” and “Critical Accounting Policies” on pages 21 through 30 and 30 through 31, respectively, of Item 7 are discussions of risk factors and critical accounting policies affecting Capstead’s financial condition and results of operations that are an integral part of this report. Readers are strongly urged to consider the potential impact of these factors and accounting policies on the Company while reading this document.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Capstead’s headquarters are located in Dallas, Texas in office space leased by the Company.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The New York Stock Exchange trading symbol for Capstead’s common shares is CMO. As of December 31, 2012, the Company had 1,283 common stockholders of record and depository companies held common shares for 47,190 beneficial owners. Under the caption “Equity Capital Issuances and Common Share Repurchases” on page 7 of Item 7 are disclosures relative to a $100 million common share repurchase authorization announced October 30, 2012, which are incorporated herein by reference.

The high and low sales prices and dividends declared on the common shares were as follows:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Sales Prices		Dividends Declared	Sales Prices		Dividends Declared
	High	Low		High	Low
First quarter	$13.62	$12.29	$0.43	$13.48	$12.49	$0.41
Second quarter	14.29	12.84	0.40	13.95	12.65	0.48
Third quarter	14.59	13.49	0.36	13.69	11.24	0.44
Fourth quarter	13.60	10.81	0.30	13.11	10.00	0.43

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on Capstead common shares, with the cumulative total return of the Russell 2000 Index and the NAREIT Mortgage REIT Index for the five years ended December 31, 2012 assuming the investment of $100 on December 31, 2007 and the reinvestment of dividends. The stock price and dividend performance reflected in the graph is not necessarily indicative of future performance.

	Period Ending
	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Capstead Mortgage Corporation	$100.00	$97.32	$146.21	$152.96	$173.47	$179.13
Russell 2000 Index	100.00	66.21	84.20	106.82	102.36	119.09
NAREIT Mortgage REIT Index	100.00	68.69	85.61	104.95	102.42	122.79

See Item 11 of this report for information regarding equity compensation plans which is incorporated herein by reference. Capstead did not issue any unregistered securities during the past three fiscal years.

ITEM 6.	SELECTED FINANCIAL DATA

This table summarizes selected financial information (in thousands, except per share data). For additional information, refer to the audited consolidated financial statements and notes thereto included under Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this report.

	As of or for the year ended December 31
	2012	2011	2010	2009	2008
Selected statement of income data:
Interest income:
Residential mortgage investments	$255,931	$243,077	$198,488	$313,676	$394,729
Other	698	301	1,290	919	5,760

	256,629	243,378	199,778	314,595	400,489

Interest expense:
Repurchase arrangements and similar borrowings	(69,101)	(57,328)	(47,502)	(120,083)	(249,706)
Unsecured and other borrowings	(8,747)	(8,752)	(8,749)	(8,747)	(8,747)

	(77,848)	(66,080)	(56,251)	(128,830)	(258,453)

	178,781	177,298	143,527	185,765	142,036
Other revenue (expense) (a)	(15,414)	(17,353)	(16,890)	(56,761)	(16,372)
Equity in earnings of unconsolidated affiliates	259	259	259	259	259

Net income	$163,626	$160,204	$126,896	$129,263	$125,923

Net income available to common stockholders, after payment of preferred share dividends	$142,605	$139,835	$106,663	$109,024	$105,672

Diluted net income per common share	$1.50	$1.75	$1.52	$1.66	$1.93

Cash dividends per common share	1.49	1.76	1.51	2.24	2.02

Average diluted common shares outstanding	95,012	79,696	69,901	65,449	54,468

Selected balance sheet data:
Residential mortgage investments	$13,860,158	$12,264,906	$8,515,691	$8,081,050	$7,456,086
Total assets	14,469,263	12,844,622	8,999,362	8,628,903	7,729,362
Repurchase arrangements and similar borrowings	12,784,238	11,352,444	7,792,743	7,435,256	6,751,500
Long-term investment capital:
Unsecured borrowings (net of related investments in statutory trusts)	99,978	99,978	99,978	99,978	99,978
Preferred stockholders’ equity	188,992	184,514	179,323	$179,333	179,460
Common stockholders’ equity	1,308,133	1,108,193	848,102	834,608	580,990
Book value per common share (unaudited)	13.58	12.52	12.02	11.99	9.14

Key operating data:
Portfolio acquisitions (principal amount)	$4,206,459	$5,673,803	$3,299,600	$1,969,113	$2,800,579
Portfolio runoff (principal amount)	2,784,687	2,127,812	2,932,978	1,513,967	1,511,362
Common equity capital raised	142,036	231,673	10,423	81,441	280,716
Common share repurchases	35,062	–	–	–	–
Year-end portfolio leverage (b)	8.00:1	8.15:1	6.91:1	6.67:1	7.85:1
Average financing spreads on residential mortgage investments (c)	1.38%	1.68%	1.93%	2.42%	1.67%
Average total financing spreads (c)	1.26	1.56	1.74	2.23	1.59
Average mortgage prepayment rate, (expressed as a constant prepayment rate, or CPR)	17.18	16.10	29.11	16.56	16.00
Return on average long-term investment capital	10.98	13.14	12.08	13.34	16.52
Return on average common equity capital	11.15	13.94	12.68	14.90	21.03

(a)	In 2009 Capstead recorded impairment charges totaling $40 million substantially reducing its exposure to investments in commercial real estate loans.
(b)	Portfolio leverage is calculated by dividing repurchase arrangements and similar borrowings by average long-term investment capital.
(c)

Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on Capstead’s residential mortgage investments, net of borrowing rates on repurchase arrangements and similar borrowings, adjusted for currently-paying interest rate swap agreements held for hedging purposes. This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings. See Item 7 pages 11and 12 for reconciliations of these measures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Capstead operates as a self-managed REIT and earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of ARM Agency Securities, which are considered to have limited, if any, credit risk.

Capstead finances its investments with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital, which as of December 31, 2012 totaled $1.60 billion and consisted of $1.31 billion of common and $189 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). Long-term investment capital increased by $204 million or 15% during 2012 primarily as a result of higher portfolio pricing levels and raising $142 million in new common equity capital, before the repurchase of $35 million in common shares late in the year. Holdings of ARM Agency Securities increased $1.60 billion or 13% during 2012, to $13.86 billion at December 31, 2012, while repurchase arrangements and similar borrowings increased $1.43 billion or 13% to $12.78 billion. Portfolio leverage (repurchase arrangements and similar borrowings divided by long-term investment capital) decreased to 8.00 to one by December 31, 2012 from 8.15 to one at December 31, 2011. Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio of Agency Securities under current market conditions, particularly a portfolio consisting almost entirely of short-duration ARM Agency Securities (duration is a common measure of market price sensitivity to interest rate movements). Provided capital can continue to be deployed at attractive levels and financing conditions remain favorable, management currently anticipates maintaining portfolio leverage near December 31, 2012 levels.

Capstead reported net income of $164 million or $1.50 per diluted common share for the year ended December 31, 2012, compared to $160 million or $1.75 per diluted common share in 2011. Net income per diluted common share declined 14% year over year, even as net income increased 2%, reflecting a 19% increase in average common shares outstanding resulting from raising $374 million in new common equity capital during the past two years. Financing spreads on residential mortgage investments averaged 138 basis points during 2012, an 18% decline from 168 basis points reported for 2011. Lower financing spreads during 2012 reflect (a) lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates underlying the portfolio resetting lower to more current rates as well as lower coupon interest rates on acquisitions, and (b) higher investment premium amortization primarily because of higher levels of mortgage prepayments as well as higher prices paid for portfolio acquisitions in recent years. The effect on financing spreads of lower portfolio yields in 2012 was not offset by lower borrowing rates as the benefits of replacing expiring higher cost interest rate swap agreements with additional two-year term swap agreements at more favorable rates were offset by increases in unhedged borrowing rates. Operating costs as a percentage of average long-term investment capital declined 30 basis points to 0.97% during 2012 reflecting both increases in long-term investment capital and lower performance-based compensation costs.

The size and composition of Capstead’s investment portfolio depends on investment strategies being implemented by management, as well as overall market conditions, including the availability of attractively priced investments and suitable financing to leverage the Company’s investment capital. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, short-term interest rates, mortgage prepayments and market liquidity.

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

Equity Capital Issuances and Common Share Repurchases

During the first three quarters of 2012 Capstead raised $142 million in new common equity capital by issuing 10.5 million common shares at an average price of $13.52 per share, after underwriting discounts and offering expenses, through the Company’s at-the-market continuous offering program. Additionally, through April 2012 the Company raised $4 million in new preferred equity capital under this program.

On October 30, 2012 the Company announced a $100 million common share repurchase program and suspended its continuous offering program until further notice. Purchases made pursuant to the common share repurchase program can be made in the open market or through privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and are subject to economic and market conditions, share price, applicable legal requirements and other factors. Pursuant to this authorization, repurchases (nearly all of which were made in November) totaled 3.0 million common shares at an average cost of $11.80 per share for $35 million by year-end. An additional 638,000 shares were repurchased in early January 2013 at an average cost of $11.43 per share for $7 million. At February 25, 2013, $58 million of the repurchase authorization remains available. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. Upon suspension of the repurchase program, issuances of common shares under the continuous offering program or by other means may resume subject to compliance with federal securities laws, market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

Book Value per Common Share

The following table illustrates the progression of Capstead’s book value per common share for the three years ended December 31, 2012:

	2012	2011	2010
Book value per common share, beginning of year	$12.52	$12.02	$11.99
Capital transactions:
Accretion from capital raises	0.12	0.22	0.01
Accretion from stock repurchases	0.02	–	–
Dividend distributions (in excess of) less than earnings	(0.01)	(0.06)	0.01
Increase in fair value of mortgage securities classified as available-for-sale	0.95	0.61	0.01
(Decrease) increase in fair value of interest rate swap agreements designated as cash flow hedges of:
Repurchase arrangements and similar borrowings	(0.04)	0.01	(0.13)
Unsecured borrowings	0.02	(0.28)	0.13

Book value per common share, end of year	$13.58	$12.52	$12.02

Increase in book value per common share during the indicated year	$1.06	$0.50	$0.03

All but $14 million of Capstead’s $13.86 billion of residential mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and included in the calculation of book value per common share (total stockholders’ equity, less perpetual preferred share liquidation preferences, divided by common shares outstanding). The fair value of these investments is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels. The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels. Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios containing a significant amount of non-agency and/or fixed-rate mortgage securities.

Residential Mortgage Investments

Capstead’s investment strategy focuses on managing a large portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities. Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by the GSEs, which are federally chartered corporations, or Ginnie Mae, which is an agency of the federal government. Federal government support for the GSEs has largely alleviated market concerns regarding the ability of the GSEs to fulfill their guarantee obligations. By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets. These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising interest rates. The following table illustrates the progression of the Company’s portfolio of residential mortgage investments for the three years ended December 31, 2012 (in thousands):

	2012	2011	2010
Residential mortgage investments, beginning of year	$12,264,906	$8,515,691	$8,081,050
Increase in unrealized gains on mortgage securities classified as available-for-sale	91,750	54,325	1,057
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.17%, 2.75% and 2.42%, respectively	4,206,459	5,673,803	3,299,600
Securities effectively sold in connection with the bankruptcy of a lending counterparty	–	(8,262)	–
Investment premiums on acquisitions	178,407	225,238	114,543
Portfolio runoff (principal amount)	(2,784,687)	(2,127,812)	(2,922,978)
Investment premium amortization	(96,677)	(68,077)	(57,581)

Residential mortgage investments, end of year	$13,860,158	$12,264,906	$8,515,691

ARM securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying the Company’s ARM securities either (i) adjust annually based on specified margins over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London interbank offered rate (“LIBOR”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities). After consideration of any applicable initial fixed-rate periods, at December 31, 2012 approximately 81%, 11% and 8% of the

Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly. Approximately 96% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date. Additionally, at December 31, 2012 approximately 18% of the Company’s ARM securities were backed by interest-only loans that have not reached an initial coupon reset date. All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date. The Company’s ARM holdings featured the following characteristics at December 31, 2012 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$5,227,486	2.45%	2.29%	1.70%	3.16%	10.16%	5.2
Freddie Mac Agency Securities	1,850,722	2.67	2.42	1.84	2.03	10.67	6.2
Ginnie Mae Agency Securities	739,485	2.48	1.70	1.51	1.02	9.31	6.2
Residential mortgage loans	5,051	3.51	2.38	2.04	1.49	10.97	4.5

	7,822,744	2.51	2.27	1.71	2.70	10.20	5.5

Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,953,509	2.97	2.61	1.76	4.91	7.99	43.7
Freddie Mac Agency Securities	1,872,883	2.97	2.67	1.84	4.92	7.99	47.4
Ginnie Mae Agency Securities	875,512	3.01	1.68	1.51	1.02	8.04	30.1

	5,701,904	2.98	2.48	1.75	4.32	8.00	42.8

	$13,524,648	2.70	2.36	1.73	3.38	9.27	21.1

Gross WAC (rate paid by borrowers) (c)		3.33

(a)

Amortized cost basis represents Capstead’s investment (unpaid principal balance plus $405 million of unamortized investment premiums, and excluding $326 million of unrealized gains and losses). At December 31, 2012, the ratio of amortized cost basis to related unpaid principal balance for the Company’s ARM securities was 103.09. This table excludes $3 million in fixed-rate Agency Securities, $3 million in fixed-rate residential mortgage loans and $3 million in private residential mortgage pass-through securities held as collateral for structured financings.

(b)

Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the underlying mortgage loans. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer typically have 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities are subject only to lifetime caps or are not subject to a cap. For presentation purposes, average periodic caps reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps. At year-end, 81% of current-reset ARMs were subject to periodic caps averaging 1.85%; 4% were subject to initial caps averaging 2.01%; 14% were subject to lifetime caps, less the current net WAC, averaging 7.58%; and 1% were not subject to a cap. All longer-to-reset ARM securities at December 31, 2012 were subject to initial caps.

(c)

Gross WAC is the weighted average interest rate of the mortgage loans underlying the Company’s ARM holdings, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

ARM Agency Securities typically are acquired at a premium to the securities’ unpaid principal balances and high levels of mortgage prepayments can put downward pressure on yields and financing spreads because the level of mortgage prepayments impacts how quickly investment premiums are written off against earnings as portfolio yield adjustments. During the year ended December 31, 2012 mortgage prepayments, expressed as a constant prepayment rate, or “CPR,” averaged 17.2% on an annualized basis compared to a CPR of 16.1% in 2011. Higher mortgage prepayment levels, particularly during the second half of 2012, primarily reflects lower prevailing mortgage interest rates available to consumers. While the current low interest rate environment can be expected to persist for some time, certain characteristics of the Company’s portfolio moderate the risk of experiencing prepayment levels sharply higher than the levels experienced the second half of 2012. A key differentiating factor of Capstead’s investment strategy relative to the strategies implemented by peers in the mortgage REIT sector is the Company’s focus on investing solely in short-duration ARM securities. Approximately 93% of the mortgages underlying the Company’s current-reset ARM securities were originated prior to 2008 and carry coupon interest rates at or below prevailing fixed mortgage rates diminishing the economic advantage, if any, of refinancing. Additionally, refinancing for many of these homeowners continues to be hampered by low housing prices and credit problems. Newer originations, primarily held in the Company’s longer-to-reset portfolio, remain more susceptible to refinancing because it is easier for many of these borrowers to qualify for new mortgages and it may be more attractive to do so from a rate perspective in the current low mortgage interest rate environment. On an overall basis, management expects mortgage prepayment levels to remain manageable in 2013 absent additional government intervention to lower mortgage interest rates beyond the Federal Reserve’s current bond buying program. This should help contain investment premium amortization costs, which increased by $29 million in 2012 to $97 million.

Capstead generally pledges its residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each borrowing is initiated or renewed. None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions. Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as financings by the Company. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.” Haircut requirements for pledged Agency Securities have remained relatively stable since early in 2009 and as of December 31, 2012, haircuts on outstanding borrowings averaged 4.5 percent and ranged from 3.0 to 5.0 percent of the fair value of the pledged securities. After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $695 million of capital at risk with its lending counterparties as of December 31, 2012.

Interest rates charged on repurchase arrangements and similar borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. When the fair value of pledged securities declines due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Conversely, if collateral fair values increase, lenders are required to release collateral back to the Company pursuant to Company-issued margin calls. The Company’s borrowings under repurchase arrangements and similar borrowings at December 31, 2012 consisted of $12.78 billion of primarily 30-day borrowings with 23 counterparties at average rates of 0.47%, before the effects of interest rate swap agreements held as cash flow hedges (see below) and 0.65% including the effects of these derivative financial instruments.

To help mitigate exposure to higher short-term interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms. Variable payments received by the Company under these swap agreements largely offset interest accruing on a like amount of the Company’s 30- to 90-day borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments. These adjustments include the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowing rates. Under the terms of currently-paying interest rate swap agreements held at December 31, 2012, the Company is required to pay fixed rates of interest averaging 0.75% on notional amounts totaling $4.20 billion with average remaining interest payment terms of nine months.

Additionally, as of year-end the Company had entered into forward-starting swap agreements with notional amounts totaling $2.40 billion that will begin requiring interest payments at fixed rates averaging 0.47% for two-year periods that commence on various dates between January 2013 and December 2013, with an average expiration of 29 months. After consideration of all swap positions entered into as of year-end to hedge short-term borrowing rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had estimated durations at December 31, 2012 of 10 months and 8 1/4 months, respectively, for a net duration gap of approximately 1 3/4 months – see pages 19 and 20 under the caption “Interest Rate Risk” for further information. The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

The following table illustrates the components of quarterly financing spreads on residential mortgage investments over the past two years:

	2012				2011
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Yields on residential mortgage
Investments: (a)
Cash yields	2.60%	2.65%	2.71%	2.74%	2.77%	2.84%	2.97%	2.94%
Investment premium amortization	(0.84)	(0.79)	(0.67)	(0.60)	(0.66)	(0.67)	(0.59)	(0.58)
Adjusted yields	1.76	1.86	2.04	2.14	2.11	2.17	2.38	2.36
Related borrowing rates: (b)
Unhedged borrowing rates	0.45	0.41	0.37	0.32	0.32	0.25	0.25	0.29
Fixed swap rates	0.75	0.78	0.80	0.85	0.90	0.98	1.02	1.07
Adjusted borrowing rates	0.63	0.56	0.54	0.49	0.54	0.57	0.55	0.59
Financing spreads on residential mortgage investments	1.13	1.30	1.50	1.65	1.57	1.60	1.83	1.77
Annualized CPR	19.60	18.74	15.86	14.50	15.57	16.86	14.56	17.41

(a)

Cash yields are based on the cash component of interest income. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments. Both are expressed as a percentage calculated on an annualized basis on average amortized cost basis for the indicated periods.

(b)

Unhedged borrowing rates represent average rates on repurchase agreements and similar borrowings. Fixed swap rates represent the average fixed rates on currently-paying interest rate swap agreements used to hedge short-term borrowing rates. Adjusted borrowing rates reflect unhedged borrowing rates and fixed swap rates after adjustments for differences between variable rate payments received on currently-paying swap agreements, which typically are based on one-month LIBOR, as well as any measured hedge ineffectiveness, calculated on an annualized basis on average outstanding balances for the indicated periods.

Financing spreads on residential mortgage investments, a non-GAAP financial measure, differs from total financing spreads, an all-inclusive GAAP measure, that is based on all interest-earning assets and all interest-paying liabilities. The Company believes that presenting financing spreads on residential mortgage investments provides useful information for evaluating the performance of the Company’s portfolio. The following tables reconcile these two measures:

	2012				2011
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Financing spreads on residential mortgage investments	1.13%	1.30%	1.50%	1.65%	1.57%	1.60%	1.83%	1.77%
Impact of yields on other interest-earning assets*	(0.07)	(0.05)	(0.06)	(0.06)	(0.04)	(0.05)	(0.04)	(0.05)
Impact of borrowing rates on unsecured borrowings and other interest-paying liabilities*	(0.06)	(0.06)	(0.07)	(0.07)	(0.07)	(0.08)	(0.09)	(0.10)
Total financing spreads	1.00	1.19	1.37	1.52	1.46	1.47	1.70	1.62

	2012	2011	2010	2009	2008
Financing spreads on residential mortgage investments	1.38%	1.68%	1.93%	2.42%	1.67%
Impact of yields on other interest-earning assets*	(0.06)	(0.04)	(0.07)	(0.09)	–
Impact of borrowing rates on unsecured borrowings and other interest-paying liabilities*	(0.06)	(0.08)	(0.12)	(0.10)	(0.08)
Total financing spreads	1.26	1.56	1.74	2.23	1.59

*

Other interest-earning assets consist of overnight investments, cash collateral receivable from interest rate swap counterparties and commercial loan investments held prior to 2011. Other interest-paying liabilities consist of long-term unsecured borrowings (at an average borrowing rate of 8.49%) that the Company considers a component of its long-term investment capital and cash collateral payable to interest rate swap counterparties.

Quarter over quarter declines in cash yields moderated to only three basis points during the first and second quarters of 2012 as the coupon interest rates on an increasing number of mortgage loans underlying the Company’s holdings of current-reset ARM securities approached fully-indexed levels. However, during the third and fourth quarters of 2012 cash yields declined six and five basis points, respectively, in part due to recent declines in underlying indices, principally six- and twelve-month LIBOR. Further declines in weighted average coupons should be muted given that these indices have largely returned to the lower levels prevailing in late 2010.

Investment premium amortization is influenced by mortgage prepayment and investment premium levels. Because of higher prices paid in recent years for acquisitions as well as runoff of older, lower-basis securities, the Company’s cost basis in its portfolio (expressed as a ratio of amortized cost basis to unpaid principal balance) increased 33 and 72 basis points during 2012 and 2011, respectively, to 103.09 at December 31, 2012 from 102.04 at the beginning of 2011. A higher cost basis in the portfolio has contributed to larger yield adjustments for investment premium amortization over time. However, the primary reason for increasing yield adjustments for investment premium amortization during 2012 was higher mortgage prepayment levels, particularly in the second half of the year, primarily due to lower prevailing mortgage interest rates.

Unhedged borrowing rates increased during 2012 from the lower levels experienced during 2011 due to a variety of market factors and were at the highest levels of the year for repurchase arrangements extending past December 31, 2012. By February 2013, rates had largely receded to third quarter 2012 levels. Fixed swap rates trended lower the last several years with the expiration of higher-rate interest rate swap agreements. This trend is expected to continue in 2013 with $2.90 billion of the Company’s currently-paying interest rate swaps with average fixed rates of 0.85% terminating by early December 2013. These swaps have already largely been replaced at significantly lower rates. For instance, during the first quarter of 2013, $1.1 billion of currently-paying swaps with average fixed rates of 0.81% will terminate and $1.1 billion of forward-starting swaps with fixed rates of 0.50% will begin their two-year payment periods. See “NOTE 6” to the consolidated financial statements (included under Item 8 of this report) for further information regarding the Company’s currently-paying and forward-starting swap agreements.

Commercial Investments

In 2008 management curtailed its previous practice of periodically augmenting Capstead’s residential mortgage investments with investments in credit-sensitive commercial real estate-related assets. The Company’s remaining exposure to these non-core investments was eliminated by July 2012 through sales of the underlying collateral. The Company remains a subordinated participant in the lending group for the Four Seasons resort in Nevis, West Indies, which was foreclosed on in May 2010. The Company wrote off its related $39 million investment in 2009. A recovery on this investment, if any, would come from the eventual disposition of the resort by the lending group.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead’s investment strategy is to manage a conservatively leveraged portfolio of ARM Agency Securities that can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates. Borrowings under repurchase arrangements generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, potential liquidity inherent in the Company’s unencumbered residential mortgage investments is as important as the actual level of cash and cash equivalents carried on the balance sheet. Potential liquidity is affected by, among other things, current portfolio leverage levels; changes in market value of assets pledged and interest rate swap agreements held for hedging purposes as determined by lending and swap counterparties; principal prepayments; collateral requirements of lenders and swap counterparties; and general conditions in the commercial banking and mortgage finance industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”). The Company’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of December 31, 2012 in comparison with December 31, 2011 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage (c)
Balances as of December 31, 2012:
Residential mortgage investment portfolio	$13,860,158	$12,784,238	$1,075,920	$465,180
Cash collateral receivable from swap counterparties, net (d)			17,273	–
Other assets, net of other liabilities			503,910	425,445

			$1,597,103	$890,625	8.00:1

Balances as of December 31, 2011	$12,264,906	$11,352,444	$1,392,685	$757,762	8.15:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated date.
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

(d)

Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties, if applicable, and the fair value of interest rate swap positions as of the indicated date.

In order to prudently and efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund borrowing and interest rate swap program-related margin calls under stressed market conditions, including margin calls resulting from monthly principal payments (remitted to the Company 20 to 45 days after any given month-end), as well as reasonably possible declines in the market value of pledged assets and swap positions. Should market conditions deteriorate, management may reduce portfolio leverage and therefore increase liquidity by raising new equity capital, selling mortgage securities and/or curtailing the replacement of portfolio runoff. Additionally, the Company routinely does business with a large number of lending counterparties, which bolsters financial flexibility to address challenging market conditions and limits exposure to any individual counterparty. The Company has maintained portfolio leverage at approximately eight to one since early 2011 which management believes represents an appropriate and prudent use of leverage for a portfolio of Agency Securities under current market conditions, particularly a portfolio consisting almost entirely of short-duration ARM Agency Securities.

Tax Considerations of Dividends Paid on Capstead Common and Preferred Shares

Capstead’s common and preferred dividend distributions are characterized as ordinary income or non-taxable return of capital based on the relative amounts of the Company’s earnings and profits (taxable income, with certain prescribed adjustments) compared to total distributions applicable to a given tax year. Distributions in excess of earnings and profits, if any, are characterized as non-taxable return of capital, reducing the tax basis of the related shares. If the Company were to realize gains on sale of assets, a portion of its dividends may be characterized as long term capital gains. Except in limited circumstances, none of the Company’s dividends will be considered qualifying dividends eligible to be taxed at a reduced dividend tax rate. All dividends taxable in 2012 and 2011 are characterized as ordinary income. All preferred dividends and 94.70% of common dividend distributions taxable in 2010 are characterized as ordinary income, with the remaining 5.30% characterized as return of capital. In accordance with the spillover distribution provisions of IRC 857(b)(9), approximately $0.2863 of the fourth quarter 2012 common dividend of $0.30 paid in January 2013 was taxable in 2012 with the remaining $0.01373 expected to be taxable in 2013. Similarly, approximately $0.3905 of the fourth quarter 2011 dividend of $0.43 paid in January 2012 was taxable in 2011 and $0.0395 was taxable in 2012. Dividend characterization for all tax years is available in the investor relations section of the Company’s website at www.capstead.com. Due to the complex nature of applicable tax rules, it is recommended that stockholders consult their tax advisors to ensure proper tax treatment of dividends received.

Off-Balance Sheet Arrangements and Contractual Obligations

At December 31, 2012, Capstead did not have any off-balance sheet arrangements. The Company’s contractual obligations at December 31, 2012 were as follows (in thousands):

	Payments Due by Period*
	Total	12 Months or Less	13 – 36 Months	37 – 60 Months	>Than 60 Months
Repurchase arrangements and similar borrowings	$12,793,285	$12,791,423	$1,249	$417	$196
Unsecured borrowings	257,012	8,382	16,537	10,388	221,705
Common share repurchases	7,292	7,292	–	–	–
Interest rate swap agreements designated as cash flow hedges of:
Repurchase arrangements	26,356	18,231	8,125	–	–
Unsecured borrowings	17,506	–	–	4,531	12,975
Corporate office lease	2,128	256	550	574	748

	$13,103,579	$12,825,584	$26,461	$15,910	$235,624

*

Repurchase arrangements and similar borrowings include an interest component based on contractual rates in effect at year-end. Obligations related to unsecured borrowings are presented net of amounts to be returned to Capstead through its ownership of the related trusts’ common securities. Related variable-rate interest payments are based on market interest rate expectations as of year-end. Obligations under interest rate swap agreements are net of variable-rate payments owed to the Company under the agreements’ terms that are based on market interest rate expectations as of year-end. This presentation excludes acquisitions of investments and any other contractual obligations committed to subsequent to year-end.

RESULTS OF OPERATIONS

	Year Ended December 31
	2012	2011	2010
Income statement data: (in thousands, except per share data)
Interest income:
Residential mortgage investments	$255,931	$243,077	$198,488
Other	698	301	1,290

	256,629	243,378	199,778

Interest expense:
Repurchase arrangements and similar borrowings	(69,101)	(57,328)	(47,502)
Unsecured borrowings	(8,747)	(8,747)	(8,747)
Other	–	(5)	(2)

	(77,848)	(66,080)	(56,251)

	178,781	177,298	143,527

Other revenue (expense):
Miscellaneous other revenue (expense)	(171)	(1,023)	(904)
Incentive compensation	(4,129)	(5,697)	(5,055)
Salaries and benefits	(6,843)	(6,701)	(6,097)
Other general and administrative expense	(4,271)	(3,932)	(4,834)

	(15,414)	(17,353)	(16,890)
Equity in earnings of unconsolidated affiliates	259	259	259

Net income	$163,626	$160,204	$126,896

Diluted earnings per diluted common share	$1.50	$1.75	$1.52

Average diluted shares outstanding	95,012	79,696	69,901

Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments	1.94%	2.24%	2.59%
Other interest-earning assets	0.16	0.12	0.49
Total average yields	1.88	2.20	2.52
Average borrowing rates:
Repurchase arrangements and similar borrowings:
Unhedged borrowing rates	0.39	0.28	0.27
As adjusted for interest rate hedging transactions	0.56	0.56	0.66
Unsecured borrowings	8.49	8.49	8.49
Other	0.07	0.14	0.19
Total average borrowing rates	0.62	0.64	0.78

Total average financing spreads	1.26	1.56	1.74

Average financing spreads on residential mortgage investments	1.38	1.68	1.93

Average net yield on total interest-earning assets	1.31	1.60	1.81

Average CPR	17.18	16.10	29.11

Average balance information:
Residential mortgage investments (cost basis)	$13,190	$10,840	$7,657
Other interest-earning assets	446	241	264
Repurchase arrangements and similar borrowings	12,443	10,060	7,050
Currently-paying swap agreements (notional amounts)	3,794	3,728	2,818
Unsecured borrowings (included in long-term investment capital)	103	103	103
Other interest-bearing liabilities	–	3	1
Long-term investment capital	1,567	1,284	1,121
Portfolio leverage	7.94:1	7.83:1	6.29:1

Incentive compensation, salaries and benefits and other general and administrative expense as a percentage of average long-term investment capital	0.97%	1.27%	1.43%

Return on average long-term investment capital	10.98	13.14	12.08

Return on average common equity capital	11.15	13.94	12.68

2012 Compared to 2011

Capstead’s net income totaled $164 million or $1.50 per diluted common share for the year ended December 31, 2012, compared to $160 million or $1.75 per diluted common share for 2011. Net income per diluted common share declined 14% year over year, even as net income increased 2%, primarily reflecting a 19% increase in average common shares outstanding resulting from raising $374 million in new common equity capital during the past two years. Financing spreads on residential mortgage investments averaged 138 basis points during 2012, an 18% decline from 168 basis points reported for 2011. Lower financing spreads during 2012 reflect (a) lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates underlying the portfolio resetting lower to more current rates as well as lower coupon interest rates on acquisitions, and (b) higher investment premium amortization primarily because of higher levels of mortgage prepayments as well as higher prices paid for portfolio acquisitions in recent years. The effect on financing spreads of lower portfolio yields in 2012 was not offset by lower borrowing rates as the benefits of replacing expiring higher cost interest rate swap agreements with additional two-year term swap agreements at more favorable rates were offset by increases in unhedged borrowing rates.

Yields on residential mortgage securities averaged 1.94% during 2012, which were 30 basis points lower than yields reported for 2011. Cash yields averaged 2.67% during 2012, which were 20 basis points lower than cash yields reported for the same period in 2011. Investment premium amortization totaled $97 million in 2012, representing a yield adjustment of 73 basis points, compared to amortization of $68 million or 63 basis points for 2011. Approximately 75% of the increase in investment premium amortization is attributable to higher levels of mortgage prepayments due largely to lower prevailing mortgage interest rates with the remaining increase attributable to increases in the cost basis of the portfolio.

Borrowing rates on repurchase arrangements and similar borrowings, adjusted for interest rate hedging transactions, averaged 0.56% during 2012, unchanged from rates reported for 2011. Before adjustment for the effects of interest rate swap agreements held as cash flow hedges, rates on these borrowings averaged 0.39% during 2012, which was 11 basis points higher than rates reported for 2011 due to a variety of market factors, including competition for borrowings with the recent growth of the mortgage REIT industry. Rates on approximately $3.79 billion of the Company’s average borrowings during 2012 were hedged through the use of interest rate swap agreements. The corresponding amount was $3.73 billion for 2011. Fixed-rate payment requirements on the Company’s currently-paying swap positions, before certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowings, averaged 0.79% for 2012, which was 21 basis points lower than rates reported for 2011.

Miscellaneous other revenue (expense) for 2012 includes $44,000 of gains on sales, net of operating costs, related to the disposition of the last of the Company’s commercial real estate investments. This activity lost $747,000 in 2011, which included a $470,000 impairment charge. Incentive compensation, salaries and benefits and other general and administrative expense (referred to as “operating costs”), as a percentage of long-term investment capital averaged 0.97% during 2012, which was 30 basis points lower than reported for 2011. This decline is attributable to a 22% increase in average long-term investment capital and a 28% decrease in incentive compensation, reflecting lower accruals under a performance-based employee incentive compensation program that provides for a participation in annual earnings in excess of a benchmark amount. See “NOTE 11” to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs.

2011 Compared to 2010

Capstead’s net income totaled $160 million or $1.75 per diluted common share for the year ended December 31, 2011, compared to $127 million or $1.52 per diluted common share for 2010. Net income increased 26% year over year while net income per diluted common share and average common shares outstanding increased 15% and 14%, respectively. Financing spreads on residential mortgage investments averaged 1.68% during 2011, a 13% decline from spreads of 1.93% reported for 2010. Lower financing spreads in 2011 reflect lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates underlying the portfolio resetting lower to more current rates as well as lower coupon interest rates on acquisitions. Amortization of investment premiums had less of an impact on yields in 2011 because mortgage prepayment rates were lower in 2011 compared to relatively high levels experienced as a consequence of GSE programs to buy out backlogs of seriously delinquent loans from their guarantee portfolios during 2010. The effect on financing spreads of lower portfolio yields was partially offset by lower borrowing rates resulting from replacing expiring higher cost interest rate swap agreements with additional two-year term swap agreements at more favorable rates.

Yields on residential mortgage securities averaged 2.24% during 2011, which were 35 basis points lower than yields reported for 2010. Cash yields averaged 2.87% during 2011, which were 47 basis points lower than cash yields earned in 2010. Investment premium amortization totaled $68 million for 2011 representing a yield adjustment of 63 basis points, compared to amortization of $58 million or 75 basis points for 2010. In addition to the completion of the GSE buyout programs, the lower levels of mortgage prepayments in 2011 reflect difficulties in refinancing encountered by homeowners with loans underlying the Company’s portfolio of seasoned current-reset ARM securities because of low housing prices and credit problems being experienced by many of these borrowers.

Borrowing rates on repurchase arrangements and similar borrowings, adjusted for interest rate hedging transactions, averaged 0.56% during 2011, a decrease of 10 basis points from rates reported for 2010. Before adjustment for the effects of interest rate swap agreements held as cash flow hedges, rates on these borrowings averaged 0.28% during 2011, which was one basis point higher than rates reported for 2010. Rates on approximately $3.73 billion of the Company’s average borrowings during 2011 were hedged through the use of interest rate swap agreements. The corresponding amount was $2.82 billion for 2010. Fixed-rate payment requirements on the Company’s currently-paying swap positions, before certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowings, averaged 1.00% for 2011, which was 30 basis points lower than rates reported for 2010.

Miscellaneous other revenue (expense) for 2011 includes a $470,000 impairment charge and $277,000 in operating costs, net of gains on unit sales, related to Capstead’s remaining commercial real estate investments. This activity lost $543,000 in 2010. Incentive compensation as well as salaries and benefits increased in 2011 reflecting improved earnings while other general and administrative expense was lower primarily due to lower legal costs associated with curtailed commercial lending activities. Together, these operating costs as a percentage of average long-term investment capital declined 16 basis points to 1.27% for 2011 compared to 2010, primarily because of a 15% increase in average long-term investment capital.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of December 31, 2012 and the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, any additional common share repurchases, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Capstead generally pledges its residential mortgage investments as collateral under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions. As of December 31, 2012, the Company had uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 23 of these counterparties. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries. Borrowings under repurchase arrangements increased to $12.78 billion at December 31, 2012, primarily with original maturities of 30 days. Total borrowings under repurchase arrangements began the year at $11.35 billion and averaged $12.44 billion during 2012. Average borrowings during the year were lower than at year-end primarily due to portfolio growth and differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to higher short-term interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms. At December 31, 2012 currently-paying swap agreements entered into by the Company had notional amounts totaling $4.20 billion with average remaining interest payment terms of nine months and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30- to 90-day borrowings under repurchase arrangements. Additionally, at December 31, 2012 the Company held forward-starting swap agreements for this purpose with notional amounts totaling $2.40 billion that begin two-year interest payment terms on various dates between January 2013 and December 2013 with an average expiration of 29 months. Relative to the floating rate terms of the Company’s $100 million in unsecured borrowings that begin at various dates between October 2015 and September 2016, the Company entered into forward-starting swap agreements to effectively lock in fixed rates of interest averaging 7.56% for the final 20 years of these borrowings that mature in 2035 and 2036. The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements to manage interest rate risk.

During the first three quarters of 2012 Capstead raised $142 million in new common equity capital after expenses through its at-the-market, continuous offering program that as of year-end had 6.4 million common shares available for issuance pursuant to a prospectus supplement filed with the applicable registration statement on file with the SEC. This program was suspended in October 2012 with the announcement of a $100 million common share repurchase program. Pursuant to this authorization, the Company repurchased 3.0 million common shares at an average cost of $11.80 per share for a total cost of $35 million by year-end. An additional 638,000 shares were repurchased in early January 2013 at an average cost of $11.43 per share for a total cost of over $7 million. As of February 25, 2013, $58 million of the repurchase authorization remains. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. Upon suspension of the repurchase program, issuances of common shares under the continuous offering program or by other means may resume if conditions warrant, subject to compliance with federal securities laws, market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

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

To further mitigate Capstead’s exposure to higher short-term interest rates, the Company currently uses interest rate swap agreements that typically require interest payments for two-year terms in order to lengthen the effective duration of its borrowings to more closely match the duration of its investments. Duration is a measure of market price sensitivity to interest rate movements. After consideration of all swap positions entered into as of quarter-end to hedge short-term borrowing rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had estimated durations at December 31, 2012 of 10 months and 8 1/4 months, respectively, for a net duration gap of approximately 1 3/4 months. The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

Capstead performs sensitivity analyses using a model to estimate the effects that specific interest rate changes can reasonably be expected to have on net interest margins and portfolio values. All investments, related borrowings and derivative financial instruments held are included in these analyses. For net interest margin modeling purposes, the model incorporates management’s assumptions regarding the level of mortgage prepayments for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums and reinvesting portfolio runoff. These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior under normal market conditions unaffected by changes in market liquidity. For portfolio valuation modeling purposes, a static portfolio is assumed. This modeling is the primary tool used by management to assess the direction and magnitude of changes in net interest margins and portfolio values resulting solely from changes in interest rates. Key modeling assumptions include mortgage prepayment rates, adequate levels of market liquidity, current market conditions, and portfolio leverage levels. Given the present low level of interest rates, a floor of 0.00% is assumed. However, it is assumed that borrowing rates cannot decline beyond a certain level. These assumptions are inherently uncertain and, as a result, modeling cannot precisely estimate the impact of higher or lower interest rates. Actual results will differ from simulated results due to timing, the magnitude and frequency of interest rate changes, other changes in market conditions, changes in management strategies and other factors.

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivatives at December 31, 2012 and December 31, 2011, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%
Projected 12-month percentage change in net interest margins: *
December 31, 2012 **	<0.25%	1.76%	(1.7)%	(6.2)%	(13.7)%
December 31, 2011	<0.25	1.88	(8.8)	(7.0)	(14.2)
Projected percentage change in portfolio and related derivative values: *
December 31, 2012 **	<0.25%	1.76%	–%	(0.2)%	(0.3)%
December 31, 2011	<0.25	1.88	0.2	(0.2)	(0.4)

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

**

The lower sensitivity of net interest margins in the rates down 0.50% scenario at December 31, 2012 compared to December 31, 2011 reflects a greater benefit from an expected decline in borrowing costs because of higher prevailing unhedged borrowing rates at December 31, 2012.

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

Risks Related to Capstead’s Business

Monetary policy actions by the Federal Reserve could adversely affect Capstead’s liquidity, financial condition and earnings. In order to help support the GSEs and the housing markets, by early 2010 the Federal Reserve had acquired $1.25 trillion in Agency Securities. In September 2011, in order to promote a stronger economic recovery the Federal Reserve began extending the average maturity of its holdings of securities by selling Treasury securities with maturities of less than three years and purchasing longer-dated Treasuries. This program was referred to as “Operation Twist.” Also in September 2011, the Federal Reserve began reinvesting principal payments from existing holdings of Agency Securities into additional Agency Securities. In September 2012, the Federal Reserve began purchasing additional Agency Securities at a pace of $40 billion per month and announced it would maintain its existing policy of reinvesting principal payments from its existing holdings of Agency Securities. The Federal Reserve articulated that these additional purchases of Agency Securities, referred to as QE3, will continue until the labor market improves substantially.

These policy initiatives have put upward pressure on pricing for Agency Securities resulting in downward pressure on yields on new purchases of Agency Securities and downward pressure on mortgage interest rates, which generally results in higher mortgage prepayment rates. The Company’s net interest margins, and therefore earnings, are being adversely affected over time as the Company’s existing portfolio runs off and is replaced with higher cost, lower yielding securities. See discussion below regarding the negative effects of higher mortgage prepayment levels. In addition, should the Federal Reserve decide to reduce its holdings of Agency Securities through asset sales, the pricing of these investments could decline, which could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described below.

Potential changes in the relationship between the federal government and the GSEs could adversely affect Capstead’s liquidity, financial condition and earnings. Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest on these securities are guaranteed by the GSEs, or by Ginnie Mae, an agency of the federal government. Only the guarantee by Ginnie Mae is explicitly backed by the full faith and credit of the federal government. The high actual or perceived credit quality of Agency Securities allows the Company to finance its portfolio using repurchase arrangements with favorable interest rate terms and margin requirements that otherwise would not be available. As a result of deteriorating housing market conditions that began in 2007, the GSEs have incurred substantial losses due to high levels of mortgagor defaults. In 2008 the Federal Housing Finance Agency placed the GSEs into conservatorship, allowing it to operate the GSEs without forcing them to liquidate. Additionally, the federal government, through the U.S. Treasury and the Federal Reserve, undertook other actions to provide financial support to these entities and the housing market including the acquisition of large holdings of Agency Securities. These and other steps taken by the federal government were designed to support market stability and mortgage availability at favorable rates in part by providing additional confidence to investors in Agency Securities. There can be no assurance that the federal government’s support for the GSEs and the market for Agency Securities will continue to be adequate to achieve these goals.

It is anticipated that over the next several years U.S. policy makers will address what the long-term role of the federal government in general, and the GSEs in particular, will play in the housing markets. The actual or perceived credit quality of Agency Securities could be adversely affected by market uncertainty over any legislative or regulatory initiatives that impact the relationship between the GSEs and the federal government. A significantly reduced role by the federal government or other changes in the guarantees provided by Ginnie Mae, the GSEs or their successors could adversely affect the credit profile and pricing of existing holdings and/or future issuances of Agency Securities and whether the Company’s strategy of holding a leveraged portfolio of Agency Securities remains viable, which could adversely affect earnings and book value per common share.

Failure of the federal government to reduce future federal budget deficits could adversely impact Capstead’s liquidity, financial condition and earnings. Federal budget deficit concerns have increased the possibility of a decrease in the market’s perception of the creditworthiness of debt securities issued by or guaranteed by the federal government and of further credit rating agency actions to downgrade the federal government’s credit rating. Because market participants rely on the federal government’s continued support of the GSEs, the perception of credit risk associated with Agency Securities and, therefore, the pricing of existing holdings of Agency Securities could be adversely affected. In addition, these circumstances could create broader financial turmoil and uncertainty, which may weigh heavily on the global banking system and limit the availability and/or terms and conditions of borrowings under repurchase arrangements which could adversely impact the Company’s liquidity, earnings and book value per common share, as more fully described below.

Legislative and regulatory actions could adversely affect the availability and/or terms and conditions of borrowings under repurchase arrangements and consequently, the Company’s liquidity, financial condition and earnings. In July 2010 the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in order to restrict certain business practices of systemically significant participants in the financial markets, which include many of the Company’s lending counterparties. Additionally, changes in regulatory capital requirements are being implemented worldwide. It remains unclear how significant of an impact Dodd Frank and changes in regulatory capital requirements will have on the financial markets in general and on the Company’s strategy of holding an appropriately hedged, leveraged portfolio of Agency Securities. However, it is possible that the availability and/or terms and conditions of borrowings under repurchase arrangements and related derivative financial instruments held for hedging purposes could be adversely affected which could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described below.

Government-supported mortgagor relief programs could adversely affect Capstead’s liquidity, financial condition and earnings. U.S. policy makers have established programs designed to provide qualified homeowners with assistance in avoiding foreclosure or in qualifying for the refinancing of their existing mortgages, which typically entails the pay off of existing mortgages with any losses absorbed by the GSEs. One of these programs, the Home Affordable Refinance Program (“HARP”), has been revised with the intent of increasing its availability to homeowners who are current on their mortgage payments but whose homes have lost significant value making it difficult to qualify for a new mortgage. A significant expansion of these mortgagor relief programs, as well as any future legislative or regulatory actions, could significantly increase mortgage prepayments which could reduce the expected life of the Company’s residential mortgage investments; therefore, actual yields the Company realizes on these investments could be lower due to faster amortization of investment premiums which could adversely affect earnings. A significant expansion of these programs also could adversely affect book value per common share because of the elimination of any unrealized gains on that portion of the portfolio that prepays. Additionally, heightened prepayment exposure due to the real or perceived potential for government intervention could adversely affect pricing for Agency Securities in general and, as a result, liquidity and book value per common share could be adversely affected due to declines in the fair value of the Company’s remaining portfolio.

An increase in prepayments may adversely affect Capstead’s liquidity, financial condition and earnings. When short- and long-term interest rates are at nearly the same levels (i.e., a “flat yield curve” environment), or when long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage securities generally increases. Prolonged periods of high mortgage prepayments can significantly reduce the expected life of the Company’s portfolio of residential mortgage investments; therefore, actual yields the Company realizes can be lower due to faster amortization of investment premiums, which could adversely affect earnings. High levels of mortgage prepayments can lead to larger than anticipated demands on the Company’s liquidity from its lending counterparties, as more fully described below. Additionally, periods of high prepayments can adversely affect pricing for Agency Securities in general and, as a result, book value per common share can be adversely affected due to declines in the fair value of the Company’s remaining portfolio and the elimination of any unrealized gains on that portion of the portfolio that prepays.

Changes in interest rates, whether increases or decreases, may adversely affect Capstead’s liquidity, financial condition and earnings. Capstead’s earnings depend primarily on the difference between the interest received on its residential mortgage investments and the interest paid on its related borrowings, net of the effect of derivatives held for hedging purposes. The Company typically finances its investments at 30- to 90-day interest rates. Coupon interest rates on only a portion of the ARM loans underlying the Company’s securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan. Consequently, interest rates on related borrowings not hedged through the use of interest rate swap agreements can rise to levels that may exceed yields on these securities in a rising short-term interest rate environment. This can contribute to lower, or in more extreme circumstances, negative financing spreads and, therefore, adversely affect earnings. Because rising interest rates tend to put downward pressure on financial asset prices, Capstead may be presented with substantial margin calls during such periods adversely affecting the Company’s liquidity. If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses. At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses. In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

During periods of relatively low short-term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may adversely affect yields on the Company’s ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected.

Periods of illiquidity in the mortgage markets may reduce amounts available to be borrowed under Capstead’s repurchase arrangements due to declines in the perceived value of related collateral, which could adversely impact the Company’s liquidity, financial condition and earnings. Capstead generally finances its residential mortgage investments by pledging them as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amount borrowed under a repurchase arrangement is limited to a percentage of the estimated market value of the pledged collateral and is specified at the inception of the transaction. The portion of the pledged collateral held by the lender that is not advanced under the repurchase arrangement is referred to as margin collateral and the resulting margin percentage is required to be maintained throughout the term of the borrowing. If the perceived market value of the pledged collateral as determined by the Company’s lenders declines, the Company may be subject to margin calls wherein the lender requires the Company to pledge additional collateral to reestablish the agreed-upon margin percentage. Because market illiquidity tends to put downward pressure on asset prices, Capstead may be presented with substantial margin calls during such periods. If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses. At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses. In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

Periods of illiquidity in the mortgage markets may reduce the number of counterparties willing to lend to the Company and/or the amounts individual counterparties are willing to lend via repurchase arrangements, which could adversely affect the Company’s liquidity, financial condition and earnings. For instance, a contraction in market liquidity is possible should Europe’s sovereign debt problems deteriorate in a disorderly fashion, putting further financial pressures on large European and even domestic commercial banks, many of which are lending counterparties. Capstead enters into repurchase arrangements with numerous commercial banks and other financial institutions, both foreign and domestic, routinely with maturities of 30 to 90 days. The Company’s ability to achieve its investment objectives depends on its ability to re-establish or roll maturing borrowings on a continuous basis and none of the Company’s counterparties are obligated to enter into new repurchase transactions at the conclusion of existing transactions. If a counterparty chooses not to roll a maturing borrowing, the Company must pay off the borrowing, generally with cash available from another repurchase arrangement entered into with another counterparty. If the Company determines that it does not have sufficient borrowing capacity with its remaining counterparties, it could be forced to reduce its portfolio leverage by selling assets under potentially adverse market conditions, resulting in losses. This risk is increased if Capstead relies significantly on any single counterparty for a significant portion of its repurchase arrangements. An industry-wide reduction in the availability of borrowings under repurchase arrangements could adversely affect pricing levels for Agency Securities leading to further declines in the Company’s liquidity and book value per common share. Under these conditions, the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses. In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

If Capstead is unable to negotiate favorable terms and conditions on future repurchase arrangements with one or more of the Company’s lending counterparties, the Company’s liquidity, financial condition and earnings could be adversely impacted. The terms and conditions of each repurchase arrangement are negotiated on a transaction-by-transaction basis, and these borrowings generally are re-established, or rolled, at maturity. Key terms and conditions of each transaction include interest rates, maturity dates, asset pricing procedures and margin requirements. The Company cannot assure investors that it will be able to continue to negotiate favorable terms and conditions on its future repurchase arrangements. For instance, during periods of market illiquidity or due to perceived credit deterioration of the collateral pledged or the Company itself, a lender may require that less favorable asset pricing procedures be employed, margin requirements be increased and/or may choose to limit or completely curtail lending to the Company. Under these conditions, the Company may determine it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.

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

Capstead may sell assets for various reasons, including a change in the Company’s investment focus, which could increase earnings volatility. Capstead may periodically sell assets to enhance its liquidity during periods of market illiquidity or rising interest rates or the Company may change its investment focus requiring it to sell some portion of its existing investments. Gains or losses resulting from any such asset sales, or from terminating any related longer-dated repurchase arrangements or interest rate swap agreements, could increase the Company’s earnings volatility.

Capstead may invest in derivative financial instruments such as interest rate swap agreements to mitigate or hedge the Company’s interest rate risk, which may adversely affect the Company’s liquidity, financial condition or earnings. The Company may invest in such instruments from time to time with the goal of achieving more stable borrowing costs over an extended period. However, these activities may not have the desired beneficial impact on the Company’s liquidity, financial condition or earnings. For instance, the pricing of residential mortgage investments and the pricing of related derivatives may deteriorate at the same time leading to margin calls by counterparties to both the borrowings supporting these investments and the derivatives, adversely impacting the Company’s liquidity and financial condition. In addition, counterparties could fail to honor their commitments under the terms of the derivatives or have their credit quality downgraded impairing the value of the derivatives. In the event of any defaults by counterparties, the Company may have difficulty recovering its cash collateral receivable from its counterparties and may not receive payments provided for under the terms of the derivatives and as a result, the Company may incur losses. No such hedging activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.

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

Capstead is dependent on its executives and employees and the loss of one or more of its executive officers could harm the Company’s business and its prospects. As a self-managed REIT with 12 full-time and three part-time employees, Capstead is dependent on the efforts of its key officers and employees, most of whom have significant experience in the mortgage industry. Although the Company’s named executive officers and some of its other employees are parties to severance agreements, the Company’s key officers and employees are not subject to employment agreements with non-compete clauses, nor has Capstead acquired key man life insurance policies on any of these individuals. The loss of any of their services could have an adverse effect on the Company’s operations.

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

In August 2011, the SEC staff issued a request for information (Concept Release No. IC-29778) from industry participants and investors regarding, among other things, its past interpretations of the 40 Act real estate exemption, including the interpretations described above, raising concerns that the SEC may issue a proposal for rulemaking that could overturn some of the staff’s past interpretations regarding the real estate exemption. If the SEC or its staff adopts contrary interpretations of the 40 Act and the Company and other similar REITs become subject to regulation as investment companies, the industry’s use of leverage would be substantially reduced. Absent a restructuring of the Company’s business operations to avoid such regulation, this could require the sale of most of the Company’s portfolio of Agency Securities under potentially adverse market conditions resulting in losses and significantly reduce future net interest margins and earnings.

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

•

Fair value and impairment accounting for residential mortgage investments – All but $14 million of Capstead’s residential mortgage investments are held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions. Considerable judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity. See “NOTE 8” to the consolidated financial statements (included under Item 8 of this report) for discussion of how Capstead values its residential mortgage investments. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs that is determined to be other-than-temporary, the difference between amortized cost and fair value would be recognized in earnings as a component of Other revenue (expense) if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale. Other-than-temporary impairment of a mortgage security due to other factors would be recognized in Accumulated other comprehensive income and amortized to earnings as a yield adjustment.

•

Accounting for derivative financial instruments – Capstead uses derivatives for risk management purposes. Derivatives are recorded as assets or liabilities and carried at fair value and consequently, changes in value of these instruments enter into the calculation of book value per common share. Fair values fluctuate with current and projected changes in interest rates and other factors such as the Company’s and its counterparties’ nonperformance risk. Judgment is required to develop estimated fair values.

The accounting for changes in fair value of each derivative held depends on whether it has been designated as an accounting hedge, as well as the type of hedging relationship identified. To qualify as a cash flow hedge for accounting purposes, at the inception of the hedge relationship the Company must anticipate and document that the hedge relationship will be highly effective and must monitor ongoing effectiveness on at least a quarterly basis. As long as the hedge relationship remains effective, the effective portion of changes in fair value of the derivative is recorded in Accumulated other comprehensive income and the ineffective portion is recorded in earnings as a component of Interest expense. The effective portion of changes in fair value is reclassified from Accumulated comprehensive income to earnings over the term of the derivative primarily in the form of derivative cash flows that are either in excess of or lower than market rates. Changes in fair value of derivatives not held as accounting hedges, or for which the hedge relationship is deemed to no longer be highly effective and as a result hedge accounting is terminated, are recorded in earnings as a component of Other revenue (expense).

The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future 30- and 90-day borrowings and the 20-year floating-rate periods of the Company’s long-term unsecured borrowings. Variable-rate payments to be received on the swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally on a monthly basis while fixed rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments. See “NOTE 6” to the consolidated financial statements (included under Item 8 of this report) and “Financial Condition–Residential Mortgage Investments” for additional information regarding the Company’s current use of derivatives and its related risk management policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The information required by this item is included above in Item 7 of this report on pages 6 through 31 and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Capstead Mortgage Corporation

We have audited the accompanying consolidated balance sheets of Capstead Mortgage Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Dallas, Texas

February 25, 2013

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31
	2012	2011
Assets:
Residential mortgage investments ($13. 45 and $11.93 billion pledged under repurchase arrangements at December 31, 2012 and 2011, respectively)	$13,860,158	$12,264,906
Cash collateral receivable from interest rate swap counterparties	49,972	48,505
Interest rate swap agreements at fair value	169	617
Cash and cash equivalents	425,445	426,717
Receivables and other assets	130,402	100,760
Investments in unconsolidated affiliates	3,117	3,117

	$14,469,263	$12,844,622

Liabilities:
Repurchase arrangements and similar borrowings	$12,784,238	$11,352,444
Interest rate swap agreements at fair value	32,868	31,348
Unsecured borrowings	103,095	103,095
Common stock dividend payable	29,512	38,184
Accounts payable and accrued expenses	22,425	26,844

	12,972,138	11,551,915
Stockholders’ equity:
Preferred stock - $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 186 shares issued and outstanding ($3,054 and $3,056 aggregate liquidation preference) at December 31, 2012 and December 31, 2011, respectively	2,604	2,605
$1.26 Cumulative Convertible Preferred Stock, Series B, 16,493 and 16,184 shares issued and outstanding ($187,692 and $184,175 aggregate liquidation preference) at December 31, 2012 and December 31, 2011, respectively	186,388	181,909
Common stock - $0.01 par value; 250,000 shares authorized:
96,229 and 88,287 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	962	883
Paid-in capital	1,367,199	1,257,653
Accumulated deficit	(353,938)	(354,883)
Accumulated other comprehensive income	293,910	204,540

	1,497,125	1,292,707

	$14,469,263	$12,844,622

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31
	2012	2011	2010

Interest income:
Residential mortgage investments	$255,931	$243,077	$198,488
Other	698	301	1,290

	256,629	243,378	199,778

Interest expense:
Repurchase arrangements and similar borrowings	(69,101)	(57,328)	(47,502)
Unsecured borrowings	(8,747)	(8,747)	(8,747)
Other	–	(5)	(2)

	(77,848)	(66,080)	(56,251)

	178,781	177,298	143,527

Other revenue (expense):
Miscellaneous other revenue (expense)	(171)	(1,023)	(904)
Incentive compensation	(4,129)	(5,697)	(5,055)
Salaries and benefits	(6,843)	(6,701)	(6,097)
Other general and administrative expense	(4,271)	(3,932)	(4,834)

	(15,414)	(17,353)	(16,890)

Income before equity in earnings of unconsolidated affiliates	163,367	159,945	126,637

Equity in earnings of unconsolidated affiliates	259	259	259

Net income	$163,626	$160,204	$126,896

Net income available to common stockholders:
Net income	$163,626	$160,204	$126,896
Less cash dividends paid on preferred shares	(21,021)	(20,369)	(20,233)

	$142,605	$139,835	$106,663

Net income per common share:
Basic	$1.50	$1.76	$1.53
Diluted	1.50	1.75	1.52

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31
	2012	2011	2010

Net income	$163,626	$160,204	$126,896

Other comprehensive income:
Amounts related to available-for-sale securities:
Change in net unrealized gains	91,750	54,263	1,057
Reclassification adjustment for amounts included in net income	–	62	–
Amounts related to cash flow hedges:
Change in net unrealized losses	(22,262)	(51,751)	(27,587)
Reclassification adjustment for amounts included in net income	19,882	28,066	27,546

	89,370	30,640	1,016

Comprehensive income	$252,996	$190,844	$127,912

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2009	$179,333	$693	$1,017,185	$(356,154)	$172,884	$1,013,941
Net income	–	–	–	126,896	–	126,896
Change in unrealized gain on mortgage securities, net	–	–	–	–	1,057	1,057
Amounts related to cash flow hedges, net	–	–	–	–	(41)	(41)
Cash dividends:
Common – $1.51 per share	–	–	(546)	(105,392)	–	(105,938)
Preferred	–	–	–	(20,233)	–	(20,233)
Conversion of preferred stock	(10)	–	10	–	–	–
Additions to capital	–	10	11,733	–	–	11,743

Balance at December 31, 2010	179,323	703	1,028,382	(354,883)	173,900	1,027,425
Net income	–	–	–	160,204	–	160,204
Change in unrealized gain on mortgage securities, net	–	–	–	–	54,325	54,325
Amounts related to cash flow hedges, net	–	–	–	–	(23,685)	(23,685)
Cash dividends:
Common – $1.76 per share	–	–	(5,407)	(139,835)	–	(145,242)
Preferred	–	–	–	(20,369)	–	(20,369)
Conversion of preferred stock	(15)	–	15	–	–	–
Additions to capital	5,206	180	234,663	–	–	240,049

Balance at December 31, 2011	184,514	883	1,257,653	(354,883)	204,540	1,292,707
Net income	–	–	–	163,626	–	163,626
Change in unrealized gain on mortgage securities, net	–	–	–	–	91,750	91,750
Amounts related to cash flow hedges, net	–	–	–	–	(2,380)	(2,380)
Cash dividends:
Common – $1.49 per share	–	–	(1,785)	(141,660)	–	(143,445)
Preferred	–	–	–	(21,021)	–	(21,021)
Conversion of preferred stock	(1)	–	1	–	–	–
Additions to capital	4,479	109	146,362	–	–	150,950
Common share repurchases	–	(30)	(35,032)	–	–	(35,062)

Balance at December 31, 2012	$188,992	$962	$1,367,199	$(353,938)	$293,910	$1,497,125

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2012	2011	2010
Operating activities:
Net income	$163,626	$160,204	$126,896
Noncash items:
Amortization of investment premiums	96,677	68,077	57,634
Depreciation and other amortization	195	206	220
Amortization of equity-based awards	2,236	1,821	1,525
Incentive compensation paid in common shares	2,799	1,446	–
Change in measureable hedge ineffectiveness related to interest rate swap agreements	(411)	306	(722)
Impairment related to real estate held for sale	–	470	106
Gain on asset sales	(273)	(114)	(277)
Net change in receivables, other assets, accounts payable and accrued expenses	(919)	5,297	6,989

Net cash provided by operating activities	263,930	237,713	192,371

Investing activities:
Purchases of residential mortgage investments	(4,384,866)	(5,899,041)	(3,414,143)
Interest receivable acquired with the purchase of residential mortgage investments	(7,180)	(12,099)	(6,616)
Proceeds from asset sales	2,010	10,786	4,131
Principal collections on residential mortgage investments	2,756,772	2,110,334	2,928,486
Principal collections on commercial loan investments	–	–	10,000

Net cash used in investing activities	(1,633,264)	(3,790,020)	(478,142)

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	127,808,676	88,814,514	69,438,636
Principal payments on repurchase arrangements and similar borrowings	(126,376,876)	(85,254,811)	(69,081,148)
Increase in cash collateral receivable from interest rate swap counterparties	(1,467)	(13,216)	(4,804)
(Decrease) increase in cash collateral payable to interest rate swap counterparties	–	(9,024)	9,024
Equity capital issuances	145,929	236,811	10,233
Common share repurchases	(35,062)	–	–
Dividends paid	(173,138)	(154,840)	(136,203)

Net cash provided by financing activities	1,368,062	3,619,434	235,738

Net change in cash and cash equivalents	(1,272)	67,127	(50,033)
Cash and cash equivalents at beginning of year	426,717	359,590	409,623

Cash and cash equivalents at end of year	$425,445	$426,717	$359,590

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 1 — BUSINESS

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas. Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.” Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac (together, the “GSEs”), or by an agency of the federal government, Ginnie Mae. Residential mortgage pass-through securities guaranteed by the GSEs or Ginnie Mae, referred to as “Agency Securities,” are considered to have limited, if any, credit risk.

NOTE 2 — ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Capstead Mortgage Corporation and its wholly-owned and majority-owned subsidiaries over which it exercises control. Capstead also consolidates, if appropriate, any variable interest entities in which it holds an interest. Common securities held by the Company in statutory trusts organized to issue long-term unsecured borrowings are not considered variable interests at risk pursuant to variable interest entity accounting principles and are accounted for as investments in unconsolidated affiliates. Investments in unconsolidated affiliates are initially recorded at cost and subsequently adjusted for the Company’s equity in earnings and losses and cash contributions and distributions. Intercompany balances and transactions have been eliminated. Certain amounts presented for prior years have been reclassified to conform to the current year presentation. These include reclassification amounts associated with changes in mortgage securities principal remittance receivable for 2011 and 2010 that in order to properly present these changes have been reclassified from operating activities to investing activities in the Statement of Cash Flows. The effect of this correction increased cash provided by operating activities and cash used in investing activities by $17.5 million in 2011 and decreased cash provided by operating activities and cash used in investing activities by $5.5 million in 2010.

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

Financial Assets

Most of Capstead’s financial assets are mortgage securities classified as available-for-sale and carried at fair value with unrealized gains and losses reported as a separate component of Accumulated other comprehensive income. Loans classified as held for investment or mortgage securities classified as held-to-maturity are carried at amortized cost (unpaid principal balance, adjusted for unamortized investment premiums and discounts). Interest is recorded as income when earned, unless an investment has been placed on nonaccrual status. Placing investments in loans on nonaccrual status, resuming the accrual of interest, and determining the appropriate accounting treatment for related cash receipts is determined on a case-by-case basis. Investment premiums and discounts are recognized as adjustments to interest income by the interest method, generally over the expected life of the related financial assets. Realized gains and losses from sales are recorded as a component of Miscellaneous other revenue (expense). The specific identification method is used to determine the cost of financial assets sold. Financial assets are reviewed for potential impairment at each balance sheet date. Other-than-temporary impairments of investments in mortgage securities can occur with adverse changes in the financial condition of the issuer and changes in the Company’s intent or ability to hold the security until any declines in fair value are recovered. The amount of any such other-than-temporary impairment for an investment in a mortgage security is measured by comparing the recorded amount of the security to its fair value. Impairment charges are recorded as a component of Miscellaneous other revenue (expense).

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

Derivative Financial Instruments (“Derivatives”)

Derivatives used by Capstead for risk management purposes are carried at fair value as assets or liabilities. The accounting for changes in fair value of each Derivative held depends on whether it has been designated as a hedge for accounting purposes, as well as the type of hedging relationship identified. Capstead will typically designate any Derivatives held as cash flow hedges. To qualify as a cash flow hedge, at the inception of the hedge relationship the Company must document that the hedge relationship is anticipated to be highly effective and monitor ongoing effectiveness on at least a quarterly basis. As long as the hedge relationship remains effective, the effective portion of changes in fair value of the Derivative is recorded in Accumulated other comprehensive income and the ineffective portion is recorded in interest expense. The effective portion of changes in fair value is reclassified from Accumulated comprehensive income to earnings over the term of the Derivative primarily in the form of Derivative cash flows that are either in excess of or lower than market rates. Changes in fair value of Derivatives not held as accounting hedges, if any, or for which the hedge relationship is no longer considered highly effective, are recorded in Miscellaneous other revenue (expense).

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

Cash collateral receivable from interest rate swap counterparties represents cash remitted to swap counterparties to meet initial and ongoing margin requirements that are based on the fair value of these Derivatives, including related interest receivable or payable under the terms of the agreements. The Company may also remit mortgage securities to certain of its swap counterparties to meet ongoing margin requirements. Such mortgage securities, if any, are included in Residential mortgage investments. Similarly, Cash collateral payable to interest rate swap counterparties represents cash received from counterparties to meet margin call requirements. For presentation purposes, the Company does not offset individual counterparty collateral receivables (or payables) with the recorded fair value of related interest rate swap agreements pursuant to master netting arrangements. In addition, gross unrealized gains on Derivatives (recorded as assets) are stated separately from gross unrealized losses (recorded as liabilities) without regard to counterparty.

Equity-based Compensation

Equity-based compensation cost is measured at the fair value of the awards on the grant date and recognized as expense over the related requisite service or measurement periods. Compensation cost for option awards is recognized on a straightline basis over the requisite service period for each portion of an award that vests separately. Compensation cost for stock awards subject only to service conditions is recognized on a straightline basis over the requisite service period for the awards. Compensation cost for stock awards subject to performance conditions is recognized on a straightline basis over the requisite measurement periods for each portion of the awards that vest separately, subject to achieving the related performance conditions.

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

	Year Ended December 31
	2012	2011	2010
Basic net income per common share
Numerator for basic net income per common share:
Net income	$163,626	$160,204	$126,896
Series A and B preferred share dividends	(21,021)	(20,369)	(20,233)
Unvested stock award participation in earnings	(372)	(579)	(594)

	$142,233	$139,256	$106,069

Denominator for basic net income per common share:
Weighted average common shares outstanding	95,115	79,784	69,948
Average unvested stock awards outstanding	(522)	(468)	(396)

	94,593	79,316	69,552

	$1.50	$1.76	$1.53
Diluted net income per common share
Numerator for diluted net income per common share:
Net income	$163,626	$160,204	$126,896
Dividends on antidilutive convertible preferred shares	(20,723)	(20,071)	(19,932)
Unvested stock award participation in earnings	(372)	(579)	(594)

	$142,531	$139,554	$106,370

Denominator for diluted net income per common share:
Weighted average common shares outstanding	95,115	79,784	69,948
Average unvested stock awards outstanding	(522)	(468)	(396)
Net effect of dilutive stock and option awards	111	71	39
Net effect of dilutive convertible preferred shares	308	309	310

	95,012	79,696	69,901

	$1.50	$1.75	$1.52

Potentially dilutive securities excluded from the computation of net income per share because the effect of inclusion was antidilutive during the indicated periods were as follows (in thousands):

	Year Ended December 31
	2012	2011	2010
Antidilutive convertible preferred shares	16,493	16,184	15,819
Antidilutive equity awards excludable under the treasury stock method:
Shares issuable under option awards	10	40	40
Unvested stock awards	–	–	240

NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
December 31, 2012
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$3,194	$9	$3,203	$3,208	6.70%	6.52%
ARMs	11,547,954	356,646	11,904,600	12,198,922	2.69	1.91
Ginnie Mae ARMs	1,566,749	48,248	1,614,997	1,647,119	2.77	2.11

	13,117,897	404,903	13,522,800	13,849,249	2.70	1.94

Residential mortgage loans:
Fixed-rate	3,007	5	3,012	3,012	7.01	6.54
ARMs	5,031	20	5,051	5,051	3.87	3.75

	8,038	25	8,063	8,063	5.04	4.78
Collateral for structured financings	2,799	47	2,846	2,846	8.12	7.47

	$13,128,734	$404,975	$13,533,709	$13,860,158	2.71	1.94

December 31, 2011
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$4,015	$12	$4,027	$4,035	6.73%	6.60%
ARMs	10,378,503	285,963	10,664,466	10,880,200	2.85	2.21
Ginnie Mae ARMs	1,312,049	37,191	1,349,240	1,368,197	3.02	2.48

	11,694,567	323,166	12,017,733	12,252,432	2.87	2.24

Residential mortgage loans:
Fixed-rate	3,234	5	3,239	3,239	7.02	6.39
ARMs	5,887	22	5,909	5,909	3.85	3.62

	9,121	27	9,148	9,148	4.97	4.58
Collateral for structured financings	3,272	54	3,326	3,326	8.04	7.67

	$11,706,960	$323,247	$12,030,207	$12,264,906	2.87	2.24

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale (see NOTE 8).
(b)

Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the year then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

Agency Securities are considered to have limited, if any, credit risk, because of federal government support for the GSEs. Residential mortgage loans held by the Company were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company. Collateral for structured financings consists of private residential mortgage securities obtained through the mortgage conduit that are pledged to secure repayment of related structured financings. Credit risk for these securities is borne by the related bondholders. The maturity of Residential mortgage investments is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, actual maturities will be significantly shorter than the portfolio’s weighted average contractual maturity of 293 months.

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

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements. Current-reset ARM securities have months to roll of less than 18 months while longer-to-reset ARM securities have months to roll of 18 months or greater. As of December 31, 2012, the average months to roll for the Company’s $7.82 billion (amortized cost basis) in current-reset ARM securities was 5.5 months while the average months-to-roll for the Company’s $5.70 billion (amortized cost basis) in longer-to-reset ARM securities was 42.8 months.

Under variable interest entity accounting rules, the Company consolidated two townhome developments that were collateral for subordinated loans made by the Company prior to the 2012 sale of all of the remaining townhome units. Included in Miscellaneous other revenue (expense) is $44,000 of gains on unit sales, net of operating costs, recorded in 2012. During 2011 and 2010, operating costs, net of gains on unit sales, totaled $277,000 and $436,000, including impairment charges of $470,000 and $106,000, respectively. In addition, the Company is a subordinated participant in the lending group to the Four Seasons resort in Nevis, West Indies which was foreclosed on in May 2010. The Company wrote off its related $39.2 million investment in 2009. A recovery on this investment, if any, would come from the eventual disposition of the resort by the lending group.

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

NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS, INCLUDING RELATED HEDGING ACTIVITY

Capstead generally pledges its Residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each borrowing is initiated or renewed. Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as financings. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.” Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral and these financings are subject to redemption by the residual bondholders.

In connection with the 2011 bankruptcy of a lending counterparty, the Company received cash in lieu of the return of $8.3 million of its pledged collateral resulting in a loss of $62,000 on the effective sale of these bonds, which is included in Miscellaneous other revenue (expense) on the Statement of Income and Gain on asset sales on the Statement of Cash Flows. The basis in the bonds effectively sold is included in Proceeds from asset sales on the Statement of Cash Flows.

Repurchase arrangements and similar borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated date were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
As of December 31, 2012:
Borrowings with maturities of 30 days or less:
Agency Securities	$13,406,253	$32,807	$12,739,872	0.47%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	44,060	51	41,520	0.57
Similar borrowings:
Collateral for structured financings	2,846	–	2,846	8.12

	$13,453,159	$32,858	$12,784,238	0.47

Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.65
As of December 31, 2011:
Borrowings with maturities of 30 days or less:
Agency Securities	$11,306,478	$25,630	$10,754,835	0.37%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	619,710	1,551	594,283	0.32
Similar borrowings:
Collateral for structured financings	3,326	–	3,326	8.04

	$11,929,514	$27,181	$11,352,444	0.37

Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.58

Average borrowings outstanding were lower than respective year-end balances primarily due to portfolio growth and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Year Ended
	December 31, 2012		December 31, 2011
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates for the indicated years, adjusted for the effects of related Derivatives held as cash flow hedges	$12,442,706	0.56%	$10,059,807	0.56%

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

During 2012 Capstead entered into $3.1 billion notional amount of new swap agreements requiring fixed rate interest payments averaging 0.49% for two-year periods beginning on various dates between July 2012 and December 2013. Swap agreements with notional amounts totaling $1.0 billion requiring fixed rate interest payments averaging 1.04% expired during the year. At December 31, 2012, the Company was a party to swap agreements hedging short-term interest rates with the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement
Currently-paying two-year contracts:
First quarter 2013	$1,100,000	0.81%
Second quarter 2013	700,000	0.96
Third quarter 2013	300,000	0.87
Fourth quarter 2013	800,000	0.78
First quarter 2014	200,000	0.60
Second quarter 2014	400,000	0.51
Third quarter 2014	200,000	0.51
Fourth quarter 2014	500,000	0.58

(average expiration: 9 months)	4,200,000	0.75

Forward-starting two-year contracts:
First quarter 2015	1,100,000	0.50
Second quarter 2015	200,000	0.43
Third quarter 2015	400,000	0.47
Fourth quarter 2015	700,000	0.43

(average expiration: 29 months)	2,400,000	0.47

(average expiration: 16 months)	$6,600,000

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

Interest rate swap agreements are measured at fair value on a recurring basis primarily using Level Two Inputs in accordance with “Fair Value Measurements and Disclosures” (“ASC 820”). In determining fair value estimates for these Derivatives, the Company utilizes the standard methodology of netting the discounted future fixed cash payments and the discounted future variable cash receipts which are based on expected future interest rates derived from observable market interest rate curves. The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining the fair value of these Derivatives. In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation of these agreements. Included in the Accumulated other comprehensive income component of Stockholders’ equity are net unrealized losses on Derivatives held as cash flow hedges of $32.5 million and $30.2 million as of December 31, 2012 and December 31, 2011, respectively.

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet Location		December 31, 2012	December 31, 2011
Balance sheet-related
Interest rate swap agreements in a gain position (an asset) related to:
Repurchase arrangements and similar borrowings	(a	)	$169	$617
Interest rate swap agreements in a loss position (a liability) related to:
Repurchase arrangements and similar borrowings	(a	)	(18,671)	(15,691)
Unsecured borrowings	(a	)	(14,197)	(15,657)
Related net interest payable	(b	)	(7,788)	(10,023)

			$(40,487)	$(40,754)

(a)

The fair value of Derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheet separately from the fair value of Derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses that will be recognized in the Statement of Income over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates totaled $15.3 million at December 31, 2012.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheet.

Interest paid on Repurchase arrangements and similar borrowings, including related swap agreement cash flows, totaled $69.5 million, $55.2 million and $56.3 million during 2012, 2011 and 2010, respectively.

	Location of Gain or (Loss) Recognized in Net Income
			December 31
			2012	2011	2010
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from AOCI related to the effective portion of active positions			$(19,882)	$(28,066)	$(27,554)
Effective portion of terminated positions			–	–	8

			(19,882)	(28,066)	(27,546)
Amount of loss recognized (ineffective portion)			(542)	(827)	(140)

Increase in interest expense and decrease in Net income as a result of the use of Derivatives	(a	)	$(20,424)	$(28,893)	$(27,686)

Other comprehensive income-related
Amount of loss recognized in other comprehensive income (effective portion)			$(22,262)	$(51,751)	$(27,587)

(a)	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the Statement of Income.

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2006 and 2005 to three special-purpose statutory trusts. These unconsolidated affiliates were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.3 million in remaining issue costs associated with these transactions at December 31, 2012. Note balances and related weighted average interest rates as of December 31, 2012 and December 31, 2011 (calculated including issue cost amortization) were as follows (dollars in thousands):

	Borrowings Outstanding	Average Rate *
Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.46
Capstead Mortgage Trust III	25,774	8.78

	$103,095	8.49

*

After considering cash flow hedges that coincide with the floating rate terms of these borrowings that begin in October and December 2015 for the Capstead Mortgage Trust I and II notes and September 2016 for the Capstead Mortgage Trust III notes, the effective borrowing rate during the final 20 years of these borrowings will average 7.56%, subject to certain adjustments for the effects of measured hedge ineffectiveness, if any.

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

Residential mortgage investments, nearly all of which are mortgage securities classified as available-for-sale, are measured at fair value on a recurring basis. In determining fair value estimates for mortgage securities the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions. Included in the Accumulated other comprehensive income component of Stockholders’ equity are unrealized gains on available-for-sale mortgage securities totaling $326.4 million and $234.7 million as of December 31, 2012 and December 31, 2011, respectively. In determining fair value estimates for longer-term borrowings under repurchase arrangements, the Company considers pricing levels indicated by lenders for entering into new transactions using similar pledged collateral with terms equal to the remaining terms of the longer-term borrowings. In determining fair value estimates for unsecured borrowings, the Company considers current pricing for financial instruments with similar characteristics. Excluded from these disclosures are financial instruments for which the Company’s cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, which are valued using primarily Level 1 measurements, including Cash and cash equivalents, Cash collateral receivable from interest rate swap counterparties, receivables, payables and borrowings under repurchase arrangements with initial terms of 120 days or less. See NOTE 6 for information relative to the valuation of interest rate swap agreements.

Fair value disclosures for financial instruments other than debt securities were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$8,063	$8,200	$9,148	$9,300
Interest rate swap agreements	169	169	617	617
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	41,520	41,500	47,419	47,400
Unsecured borrowings	103,095	104,600	103,095	104,200
Interest rate swap agreements	32,868	32,868	31,348	31,348

Fair value and related disclosures for debt securities were as follows (in thousands):

	Amortized Cost Basis	Gross Unrealized
		Gains	Losses	Fair Value
As of December 31, 2012
Agency Securities classified as available-for-sale	$13,519,657	$328,412	$1,963	$13,846,106
Residential mortgage securities classified as held-to-maturity	5,989	309	–	6,298
As of December 31, 2011
Agency Securities classified as available-for-sale	12,013,804	236,000	1,301	12,248,503
Residential mortgage securities classified as held-to-maturity	7,255	349	–	7,604

	December 31, 2012		December 31, 2011
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$29,760	$120	$4,933	$26
Less than one year	751,645	1,843	369,226	1,275

	$781,405	$1,963	$374,159	$1,301

Capstead’s investment strategy involves managing a leveraged portfolio of primarily ARM Agency Securities and management expects these securities will be held until payoff absent a major shift in strategy. Declines in fair value caused by increases in interest rates are typically modest for investments in relatively short-duration ARM Agency Securities compared to investments in longer-duration, fixed-rate assets. These declines are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising interest rates.

From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of federal government support for the GSEs, helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at December 31, 2012.

NOTE 9 — INCOME TAXES

Capstead REIT and a subsidiary for which the Company has elected taxable REIT subsidiary status file separate tax returns in U.S. federal and state jurisdictions, where applicable. Provided Capstead REIT remains qualified as a REIT and all its taxable income is distributed to stockholders within allowable time limits, no income taxes are due on this income. Accordingly, no provision has been made for income taxes for Capstead REIT. Taxable income, if any, of the Company’s taxable REIT subsidiary is fully taxable and provision is made for any resulting income taxes. The Company is no longer subject to examination and the related assessment of tax by federal, state, or local tax authorities for years before 2009, with the possible exception of certain information reporting and disclosure penalties with respect to earlier years. Management believes any such amounts would not have a material adverse effect on the Company’s financial condition.

Capstead’s effective tax rate differs substantially from statutory federal income tax rates primarily due to the benefit of Capstead REIT’s status as a REIT, as illustrated below, along with other items affecting the Company’s effective tax rate (in thousands):

	Year Ended December 31
	2012	2011	2010
Income taxes computed at the federal statutory rate	$57,269	$37,171	$44,414
Benefit of REIT status	(57,268)	(37,183)	(44,437)

Income taxes computed on income of Capstead’s sole taxable REIT subsidiary	1	(12)	(23)
Change in net deferred income tax assets	(1)	22	23
Other	–	(10)	–

Income tax provision	$–	$–	$–

No income taxes were paid during 2012, 2011 or 2010. A tax refund of $4,000 was received in 2010 pertaining to taxes paid in 2003. Significant components of the Company’s taxable REIT subsidiary’s deferred income tax assets and liabilities were as follows (in thousands):

	December 31
	2012	2011
Deferred income tax assets:
Alternative minimum tax credit (a)	$1,940	$1,940
Net operating loss carryforwards (b)	60	60
Other	22	23

	2,022	2,023
Deferred income tax liabilities	–	–

Net deferred tax assets	$2,022	$2,023

Valuation allowance (c)	$2,022	$2,023

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

(c)    Because this subsidiary is not expected to earn significant amounts of taxable income, related net deferred tax assets are fully reserved at December 31, 2012.

NOTE 10 — STOCKHOLDERS’ EQUITY

Capstead has two series of convertible preferred stock outstanding ranking on parity with each other and ahead of the common shares in the event of liquidation. These shares are currently redeemable solely at the Company’s option. Dividends are payable quarterly for the Series A shares and monthly for the Series B shares. Under the terms of the governing Articles Supplementary, common dividend distributions in excess of available quarterly net income result in adjustments to the conversion ratios of the preferred shares. Capstead’s preferred shares are each entitled to cumulative fixed dividends.

The following provides information regarding the Company’s outstanding preferred stock:

Series	Annual Dividend	Conversion Rate *	Recorded Amount	Liquidation Preference	Redemption Price
A	$1.60	1.6584	$13.98	$16.40	$16.40
B	1.26	0.6407	11.30	11.38	12.50

*

Reflects the number of common shares to be received for each preferred share converted based on conversion rates in effect January 1, 2013 for the Series A shares and December 31, 2012 for the Series B shares. During 2012, 100 Series A shares were converted into 165 common shares.

The Company raised $142.0 million, $231.7 million and $10.4 million in new common equity capital, after underwriting discounts and offering expenses, by issuing 10.5 million, 17.8 million and 811,000 common shares through an at-the-market, continuous offering program during 2012, 2011 and 2010, respectively. Additionally, the Company raised $9.7 million, net of expenses, in new preferred equity capital through the issuance of 674,000 Series B preferred shares between June 2011, when the program was activated for these shares, and April 2012 when these issuances were suspended. On October 30, 2012 the Company announced a common share repurchase program of up to $100 million of its outstanding common shares and suspended its continuous offering program until further notice. Pursuant to this authorization, repurchases totaled 3.0 million shares at an average cost of $11.80 per share for $35.1 million by year-end. An additional 638,000 shares were repurchased in early January 2013 at an average cost of $11.43 per share for a total cost of $7.3 million. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. Upon suspension of the repurchase program, issuances of common shares under the continuous offering program or by any other means may resume if conditions warrant, subject to compliance with federal securities laws, market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

During 2012, 2011 and 2010, additions to common equity capital related to equity-based awards to directors and employees totaled $4.4 million, $3.2 million and $1.3 million, respectively, consisting primarily of amounts related to stock awards and also including net proceeds from the exercise of option awards. See NOTE 11 for further information pertaining to long-term equity-based awards.

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

Performance-based Cash Compensation Program to Augment Base Salaries

In order to establish a significant variable component to the base compensation of executive officers, the Committee has installed a performance-based cash compensation program to augment base salaries for these officers. This program provides for payments equal to the per share dividend declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalent Rights”). Dividend Equivalent Rights are not attached to any stock or option awards and only have the right to receive the same cash distributions per share that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service. In July 2012, the Committee granted an additional 72,000 Dividend Equivalent Rights that expire on July 1, 2015. In addition, the Committee extended the expiration of previous grants by one year such that all grants expire on July 1, 2015. Dividend Equivalent Rights by year of issue and related compensation costs for the three years ended December 31, 2012 were as follows:

Month of	Total Grant	Year Ended December 31
Grant		2012	2011	2010
July 2008	225,000	$335,000	$396,000	$340,000
July 2009	225,000	335,000	396,000	340,000
July 2010	60,000	89,000	105,000	39,000
August 2011	72,000	107,000	63,000	–
July 2012	72,000	48,000	–	–

	654,000	$914,000	$960,000	$719,000

Annual Incentive Compensation

To provide employees with an appropriate performance-based annual incentive compensation opportunity, each year the Committee approves an incentive formula designed to create an incentive pool to serve as a guideline for the award of annual incentive compensation that is directly linked with the performance of the Company. The formula adopted accomplishes this by establishing an incentive pool equal to a percentage participation in the Company’s earnings in excess of a pre-established performance threshold or benchmark, subject to a maximum amount, or cap, available to be paid in any one year. Notwithstanding the calculated amount of the incentive pool, the Committee retains complete discretion to determine (i) the amount actually awarded, (ii) its allocation between executive officers and other employees, and (iii) the form of payment (e.g., cash or equity awards).

For 2012 and 2011 the formula for the incentive pool was based on a 10.0% participation in annual earnings in excess of an amount established by multiplying average long-term investment capital by a benchmark rate equal to the greater of 10.0% or the average 10-year U.S. Treasury rate plus 200 basis points, subject to a cap of 50 basis points multiplied by average long-term investment capital. The effective benchmark rate was 8.0% for 2010. Annual earnings for formula purposes is defined as Net income excluding (i) Incentive compensation, (ii) any gains or losses from asset sales or writedowns, including impairment charges, and (iii) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts reflected in the balance sheet as Investments in unconsolidated affiliates. Average long-term investment capital for formula purposes is defined as average Unsecured borrowings, net of related investments in statutory trusts, and average Stockholders’ equity, excluding (i) Accumulated other comprehensive income, (ii) incentive compensation accruals, (iii) certain gains or losses from asset sales or writedowns, and (iv) interest accruals on Unsecured borrowings.

Pursuant to this program Capstead recognized incentive compensation totaling $4.1 million, $5.7 million and $5.1 million, during 2012, 2011 and 2010, respectively. The committee exercised its discretion regarding the form of payment of these incentive compensation awards determining it was appropriate to pay one-half of the amounts awarded to executive officers for all three years and one-quarter of the amounts awarded to certain other key officers for 2012 in fully vested stock awards. The fully vested stock awards totaled 156,251, 189,283 and 164,829 shares (before the surrender of shares for the payment of tax withholding requirements) valued at $11.47, $12.60 and $12.71 per share when issued in December 2012, January 2012 and January 2011, respectively.

Long-term Equity-based Awards

The Company sponsors equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”). At December 31, 2012, the Plans had 528,018 common shares remaining available for future issuance.

In 2008 the Company implemented a performance-based stock award program in lieu of its previous practice of issuing service-based awards to employees. As this program is currently configured, the first 50% of awards granted each year vest provided certain performance criteria pertaining to a three-year measurement period that starts at the beginning of the following calendar year are met. The remaining 50% vests provided performance criteria pertaining to a three-year measurement period beginning one year later are met. If the performance criteria are not met at the end of a three-year measurement period, vesting will be deferred and a new three-year measurement period will be established to include the subsequent year, up to and including the seventh calendar year after the year of grant. Any remaining unvested awards will expire if the performance criteria for the final three-year measurement period are not met. The performance criteria establishes an annualized threshold return on the Company’s long-term investment capital, subject to certain adjustments, that must be exceeded for the awards to vest, equal to the greater of 8.0% or the average 10-year U.S. Treasury rate plus 200 basis points.

The following table includes performance-based stock awards issued to employees with related measurement period information at December 31, 2012:

				Final	Remaining Shares with
	Grant Date	Total		Measurement	Initial Measurement Periods
Year of	Fair Value	Original		Period Ends	Ending December 31
Grant	Per Share	Grants		December 31	2013	2014	2015	2016
2008	$10.18	140,658	(a)	2015	–	–	–	–
2009	14.33	110,917	(b)	2016	55,035	–	–	–
2010	12.44	128,766		2017	64,087	64,077	–	–
2011	12.72	132,490		2018	–	66,247	66,243	–
2012	11.67	145,399		2019	–	–	72,700	72,699

(a)	The performance criteria for the three-year measurement periods ending December 31, 2012 and 2011 were met resulting in the vesting of 135,194 shares associated with this grant.
(b)	The performance criteria for the first three-year measurement period ending December 31, 2012 was met resulting in the vesting of 53,431 shares associated with the first 50% of this grant.

The following table includes service-based stock awards issued to directors and employees with related vesting and forfeiture information (subject to certain restrictions, principally continuous service), at December 31, 2012:

	Grant Date	Total			Remaining Shares
Year of	Fair Value	Original	As of December 31, 2012		Scheduled to Vest During:
Grant	Per Share	Grants	Vested	Forfeited	2013*	2014
2007	$12.93	156,000	98,507	12,499	22,497	22,497
2008	12.87	6,000	6,000	–	–	–
2009	11.39	6,000	6,000	–	–	–
2010	11.64	12,000	12,000	–	–	–
2011	13.23	24,000	24,000	–	–	–
2012	13.59	29,000	–	–	29,000	–

*	The 2007 grant shares vested in January 2013 and the 2012 grant shares are scheduled to vest in April 2013.

Performance-based and service-based stock award activity is summarized below for the year ended December 31, 2012:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at beginning of year	597,418	$12.41
Grants	174,399	11.99
Vestings	(114,097)	11.39

Unvested stock awards outstanding at end of year	657,720	12.48

During 2012, 2011 and 2010, the Company recognized in Salaries and benefits $1.9 million, $1.6 million and $1.4 million, respectively, related to amortization of the grant date fair value of employee performance-based and service-based stock awards. The amounts amortized for these periods assumed that performance criteria, if applicable, would continue to be met for related initial measurement periods. In addition, the Company recognized in Other general and administrative expense $362,000, $261,000 and $119,000 related to amortization of the grant date fair value of service-based director stock awards during 2012, 2011 and 2010, respectively. All service-based stock awards and the 2008 and 2009 performance-based stock awards receive dividends on a current basis without risk of forfeiture if the related awards do not vest. Performance-based awards granted subsequent to 2009 defer the payment of dividends accruing during the vesting period until vesting and if the related awards do not vest these accrued dividends will be forfeited. At December 31, 2012 and 2011 dividends payable pertaining to these awards totaled $765,000 and $333,000, respectively, and are included in Common stock dividend payable. Unrecognized compensation expense for unvested stock awards totaled $4.6 million as of December 31, 2012, to be expensed over a weighted average period of 1.6 years, assuming minimal employee attrition and that performance criteria, if applicable, are met for related initial measurement periods.

Option awards currently outstanding have contractual terms and vesting requirements at the grant date of ten years and were issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant. The fair value of option awards was estimated on the date of grant using a Black-Scholes option pricing model. The Company estimated option exercises, expected holding periods and forfeitures based on past experience and expectations for option performance and employee or director attrition. Risk-free rates were based on market rates for the expected life of the options. Expected dividends were based on historical experience and expectations for future performance. Expected volatility factors were based on historical experience. No option awards were granted during 2012 and 2011. Option award activity for the year ended December 31, 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price
Option awards outstanding at beginning of year	256,250	$10.71
Exercises	(158,750)	10.14

Option awards outstanding at end of year	97,500	11.63

Exercisable option awards outstanding as of December 31, 2012 totaled 97,500 shares with a weighted average remaining contractual term of 4.7 years, an average exercise price of $11.63 and an aggregate intrinsic value of $54,000. The total intrinsic value of option awards exercised was $620,000, $129,000 and $3,000 in 2012, 2011 and 2010, respectively. During 2011 and 2010, the Company recognized in Salaries and benefits $3,000 and $16,000 related to employee option awards, respectively. In addition, in 2010 the Company recognized in Other general and administrative expense $15,000 related to director option awards.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and makes discretionary contributions of up to another 3% of compensation regardless of participation in the plans. Company contributions are subject to certain vesting requirements. During 2012, 2011 and 2010, the Company recognized in Salaries and benefits $406,000, $514,000 and $476,000 related to contributions to these plans, respectively.

NOTE 12 — NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following tables summarize interest income, interest expense and weighted average interest rates as well as related changes due to changes in interest rates versus changes in volume (dollars in thousands):

	2012		2011		2010
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Interest income:
Residential mortgage investments	$255,931	1.94%	$243,077	2.24%	$198,488	2.59%
Other	698	0.16	301	0.12	1,290	0.49

	256,629	1.88	243,378	2.20	199,778	2.52

Interest expense:
Repurchase arrangements and similar borrowings	(69,101)	0.56	(57,328)	0.56	(47,502)	0.66
Unsecured borrowings	(8,747)	8.49	(8,747)	8.49	(8,747)	8.49
Other	–	0.07	(5)	0.14	(2)	0.19

	(77,848)	0.62	(66,080)	0.64	(56,251)	0.78

	$178,781	1.26	$177,298	1.56	$143,527	1.74

	Rate *	Volume *	Total *
Change from 2011 to 2012
Interest income:
Residential mortgage investments	$(35,212)	$48,066	$12,854
Other	104	293	397

	(35,108)	48,359	13,251

Interest expense:
Repurchase arrangements and similar borrowings	–	11,773	11,773
Other	(2)	(3)	(5)

	(2)	11,770	11,768

	$(35,106)	$36,589	$1,483

Change from 2010 to 2011
Interest income:
Residential mortgage investments	$(29,727)	$74,317	$44,590
Other	(889)	(101)	(990)

	(30,616)	74,216	43,600

Interest expense:
Repurchase arrangements and similar borrowings	(7,839)	17,665	9,826
Other	–	3	3

	(7,839)	17,668	9,829

	$(22,777)	$56,548	$33,771

*

The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NOTE 13 — QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly results of operations were as follows (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012
Interest income	$65,883	$65,963	$63,617	$61,166
Interest expense	(16,290)	(18,638)	(20,061)	(22,859)

	49,593	47,325	43,556	38,307
Other revenue (expense)	(4,488)	(4,055)	(3,583)	(3,288)
Equity in earnings of unconsolidated affiliates	65	65	64	65

Net income	$45,170	$43,335	$40,037	$35,084

Basic net income per common share	$0.45	$0.40	$0.35	$0.31
Diluted net income per common share	$0.44	$0.40	$0.35	$0.31
Year Ended December 31, 2011
Interest income	$53,254	$63,194	$62,949	$63,981
Interest expense	(14,513)	(15,894)	(17,930)	(17,743)

	38,741	47,300	45,019	46,238
Other revenue (expense)	(4,114)	(4,824)	(4,080)	(4,335)
Equity in earnings of unconsolidated affiliates	65	65	64	65

Net income	$34,692	$42,541	$41,003	$41,968

Basic and diluted net income per common share	$0.41	$0.48	$0.43	$0.43

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Reports on Corporate Governance and

Report of Independent Registered Public Accounting Firm

Report of Management on Effectiveness of Internal Control

Over Financial Reporting

Management of Capstead is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, it is management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Capstead’s independent registered public accounting firm, Ernst & Young, LLP, has issued a report on the Company’s internal control over financial reporting, which is included in this Annual Report.

Report of Management on Evaluation of Disclosure Controls and Procedures

Capstead’s management, with participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of December 31, 2012. Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Related Certifications by Management

Certifications by the CEO and CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 pertaining to the completeness and fairness of the information contained in Capstead’s annual report on Form 10-K for the year ended December 31, 2012 and the Company’s system of internal controls over financial reporting and disclosure controls and procedures are included as exhibits to the annual report on Form 10-K. This report, as well as the Company’s other filings with the Securities and Exchange Commission, are available free of charge on the Company’s website at www.capstead.com.

On May 9, 2012 Capstead’s CEO certified, pursuant to Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, that he was not aware of any violation by the Company of NYSE corporate governance listing standards. This certification is made annually with the NYSE within thirty days after the Company’s annual meeting of stockholders.

Report of Independent Registered Public Accounting Firm on

Audit of Internal Control Over Financial Reporting

Stockholders and Board of Directors

Capstead Mortgage Corporation

We have audited Capstead Mortgage Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of Capstead Mortgage Corporation (the “Company”) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of the Company, and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Dallas, Texas

February 25, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to Capstead’s 2013 definitive Proxy Statement under the captions “Proposal Number One – Election of Directors,” “Board of Directors and Committee Information,” “Stockholder Procedures for Director Candidate Recommendations,” “Executive Officers,” “Audit Committee” and “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the SEC within 120 days of December 31, 2012.

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

The information required by this item is incorporated herein by reference to Capstead’s 2013 definitive Proxy Statement under the captions “Board of Directors and Committee Information” and “Executive Compensation,” to be filed with the SEC within 120 days of December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to Capstead’s 2013 definitive Proxy Statement under the captions “Equity Compensation Plans” and “Security Ownership of Management and Certain Beneficial Owners,” to be filed with the SEC within 120 days of December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to Capstead’s 2013 definitive Proxy Statement under the caption “Related Person Transactions,” to be filed with the SEC within 120 days of December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to Capstead’s 2013 definitive Proxy Statement under the caption “Proposal Three – Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm,” to be filed with the SEC within 120 days of December 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.

The consolidated financial statements of Capstead, together with the independent registered public accounting firm’s report thereon, are set forth on pages 32 through 57 of this report under Item 8 – “Financial Statements and Supplementary Data.”

2.

Financial Statement Schedules – All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable or have been omitted because the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

3.	Exhibits:

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation.(1)
3.2	Amended and Restated Bylaws.(2)
3.3	Articles of Amendment of Articles of Incorporation dated as of May 29, 2008.(3)
4.1	Junior Subordinated Indenture dated September 26, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(4)
4.2	Amended and Restated Trust Agreement dated September 26, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(4)
4.3	Indenture dated December 15, 2005, regarding junior subordinated debentures due 2035, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(4)
4.4	Amended and Restated Declaration of Trust dated December 15, 2005, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(4)
4.5	Indenture dated September 11, 2006, regarding junior subordinated debentures due 2036, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(4)
4.6	Amended and Restated Declaration of Trust dated September 11, 2006, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(4)
10.01	Amended and Restated Deferred Compensation Plan.(4)
10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.(5)
10.03	Second Amended and Restated Incentive Bonus Plan.(6)
10.04	Form of nonqualified stock option and stock award agreements for non-employee directors.(4)
10.05	Form of nonqualified stock option and stock award agreements for employees with service conditions.(4)
10.06	Form of stock award agreements for employees with performance conditions.(7)
10.07	Form of stock award agreements for employees with performance conditions and deferral of dividends.(8)
10.08	Purchase Agreements dated September 23, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(4)

10.09	Placement Agreement dated December 6, 2005, pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(4)
10.10	Placement Agreement dated September 8, 2006, pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(4)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2012.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 30, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-142861) dated May 9, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2011.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstead has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: February 25, 2013	By:	/s/ ANDREW F. JACOBS

Andrew F. Jacobs
President and Chief Executive Officer

Date: February 25, 2013	By:	/s/ PHILLIP A. REINSCH

Phillip A. Reinsch
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ JACK BIEGLER	Chairman and Director	February 18, 2013
(Jack Biegler)

/s/ JOHN L. BERNARD	Director	February 18, 2013
(John L. Bernard)

/s/ MICHELLE P. GOOLSBY	Director	February 18, 2013
(Michelle P. Goolsby)

/s/ ANDREW F. JACOBS	President, Chief Executive Officer	February 25, 2013
(Andrew F. Jacobs)	and Director

/s/ GARY KEISER	Director	February 18, 2013
(Gary Keiser)

/s/ PAUL M. LOW	Director	February 19, 2013
(Paul M. Low)

/s/ CHRISTOPHER W. MAHOWALD	Director	February 18, 2013
(Christopher W. Mahowald)

/s/ MICHAEL G. O’NEIL	Director	February 18, 2013
(Michael G. O’Neil)

/s/ MARK S. WHITING	Director	February 18, 2013
(Mark S. Whiting)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares and all other amendments to such Articles of Incorporation.(1)
3.2	Amended and Restated Bylaws.(2)
3.3	Articles of Amendment of Articles of Incorporation dated as of May 29, 2008.(3)
4.1	Junior Subordinated Indenture dated September 26, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(4)
4.2	Amended and Restated Trust Agreement dated September 26, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(4)
4.3	Indenture dated December 15, 2005, regarding junior subordinated debentures due 2035, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(4)
4.4	Amended and Restated Declaration of Trust dated December 15, 2005, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(4)
4.5	Indenture dated September 11, 2006, regarding junior subordinated debentures due 2036, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(4)
4.6	Amended and Restated Declaration of Trust dated September 11, 2006, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(4)
10.01	Amended and Restated Deferred Compensation Plan.(4)
10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.(5)
10.03	Second Amended and Restated Incentive Bonus Plan.(6)
10.04	Form of nonqualified stock option and stock award agreements for non-employee directors.(4)
10.05	Form of nonqualified stock option and stock award agreements for employees with service conditions.(4)
10.06	Form of stock award agreements for employees with performance conditions.(7)
10.07	Form of stock award agreements for employees with performance conditions and deferral of dividends.(8)
10.08	Purchase Agreements dated September 23, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(4)
10.09	Placement Agreement dated December 6, 2005, pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(4)
10.10	Placement Agreement dated September 8, 2006, pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(4)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2012.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 30, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-142861) dated May 9, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2011.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.