Form 10-Q
period 2013-03-31
CAPSTEAD MORTGAGE CORP
filed 2013-05-02
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	95,559,871 as of May 2, 2013

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

ITEM 1. FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets:
Residential mortgage investments($13.45 and $13.45 billion pledged under repurchase arrangements at March 31, 2013 and December 31, 2012, respectively)	$13,854,405	$13,860,158
Cash collateral receivable from interest rate swap counterparties	40,233	49,972
Interest rate swap agreements at fair value	114	169
Cash and cash equivalents	471,510	425,445
Receivables and other assets	120,725	130,402
Investments in unconsolidated affiliates	3,117	3,117

	$14,490,104	$14,469,263

Liabilities:
Repurchase arrangements and similar borrowings	$12,821,519	$12,784,238
Interest rate swap agreements at fair value	24,763	32,868
Unsecured borrowings	103,095	103,095
Common stock dividend payable	30,349	29,512
Accounts payable and accrued expenses	20,286	22,425

	13,000,012	12,972,138

Stockholders’ equity:
Preferred stock—$0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, 186 shares issued and outstanding ($3,054 aggregate liquidation preference) at March 31, 2013 and December 31, 2012	2,604	2,604
$1.26 Cumulative Convertible Preferred Stock, Series B, 16,493 shares issued and outstanding ($187,692 aggregate liquidation preference) at March 31, 2013 and December 31, 2012	186,388	186,388
Common stock—$0.01 par value; 250,000 shares authorized:
95,532 and 96,229 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	955	962
Paid-in capital	1,359,879	1,367,199
Accumulated deficit	(353,852)	(353,938)
Accumulated other comprehensive income	294,118	293,910

	1,490,092	1,497,125

	$14,490,104	$14,469,263

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended March 31
	2013	2012
Interest income:
Residential mortgage investments	$58,468	$65,733
Other	112	150

	58,580	65,883

Interest expense:
Repurchase arrangements and similar borrowings	(18,468)	(14,103)
Unsecured borrowings	(2,187)	(2,187)

	(20,655)	(16,290)

	37,925	49,593

Other revenue (expense):
Miscellaneous other revenue (expense)	(30)	(169)
Incentive compensation	(351)	(1,538)
Salaries and benefits	(1,610)	(1,827)
Other general and administrative expense	(1,081)	(954)

	(3,072)	(4,488)

Income before equity in earnings of unconsolidated affiliates	34,853	45,105
Equity in earnings of unconsolidated affiliates	65	65

Net income	$34,918	$45,170

Net income available to common stockholders:
Net income	$34,918	$45,170
Less cash dividends paid on preferred shares	(5,270)	(5,213)

	$29,648	$39,957

Net income per common share:
Basic	$0.31	$0.45
Diluted	0.31	0.44

Cash dividends declared per share:
Common	$0.310	$0.430
Series A Preferred	0.400	0.400
Series B Preferred	0.315	0.315

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Quarter Ended March 31
	2013	2012
Net income	$34,918	$45,170

Other comprehensive income:
Amounts related to available-for-sale securities:
Change in net unrealized gains	(7,705)	40,612
Amounts related to cash flow hedges:
Change in net unrealized losses	2,479	(1,751)
Reclassification adjustment for amounts included in net income	5,434	4,965

	208	43,826

Comprehensive income	$35,126	$88,996

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Quarter Ended March 31
	2013	2012
Operating activities:
Net income	$34,918	$45,170
Noncash items:
Amortization of investment premiums	28,385	18,496
Depreciation and other amortization	47	48
Amortization of equity-based awards	512	549
Change in measureable hedge ineffectiveness related to interest rate swap agreements	(138)	(318)
Net change in receivables, other assets, accounts payable and accrued expenses	(499)	(8,124)

Net cash provided by operating activities	63,225	55,821

Investing activities:
Purchases of residential mortgage investments	(839,883)	(1,275,570)
Interest receivable acquired with the purchase of residential mortgage investments	(1,495)	(2,169)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	819,023	550,919

Net cash used in investing activities	(22,355)	(726,820)

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	34,947,671	32,291,152
Principal payments on repurchase arrangements and similar borrowings	(34,910,386)	(31,558,772)
Decrease in cash collateral receivable from interest rate swap counterparties	9,739	5,625
Common share repurchases	(7,292)	—
Other capital stock transactions	(521)	62,913
Dividends paid	(34,016)	(43,064)

Net cash provided by financing activities	5,195	757,854

Net change in cash and cash equivalents	46,065	86,855
Cash and cash equivalents at beginning of period	425,445	426,717

Cash and cash equivalents at end of period	$471,510	$513,572

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2013. For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. Certain prior period amounts have been reclassified to conform to the current year presentation. These include reclassification amounts associated with the change in mortgage securities principal remittance receivable for the quarter ended March 31, 2012 that in order to properly present this change has been reclassified from operating activities to investing activities in the Statement of Cash Flows. The effect of this correction decreased cash provided by operating activities and cash used in investing activities by $786,000 for the three months ended March 31, 2012.

Recent Accounting Developments

In December 2011 the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This guidance is effective for reporting periods beginning on or after January 1, 2013. The Company adopted ASU No. 2011-11 as amended by ASU No. 2013-01 in the current quarter. The provisions of these ASUs had no effect on the Company’s results of operations, financial condition, or cash flows.

In February 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income that amended ASU No. 2011-12 and ASU No. 2011-05. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted ASU No. 2013-02 in the current quarter. The provisions of this ASU had no effect on the Company’s results of operations, financial condition, or cash flows.

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

Components of the computation of basic and diluted net income per common share were as follows (dollars in thousands, except per share amounts):

	Quarter Ended March 31
	2013	2012
Basic net income per common share
Numerator for basic net income per common share:
Net income	$34,918	$45,170
Series A and B preferred share dividends	(5,270)	(5,213)
Unvested stock award participation in earnings	(32)	(107)

	$29,616	$39,850

Denominator for basic net income per common share:
Weighted average common shares outstanding	95,560	89,980
Average unvested stock awards outstanding	(540)	(531)

	95,020	89,449

	$0.31	$0.45

Diluted net income per common share
Numerator for diluted net income per common share:
Net income	$34,918	$45,170
Dividends on antidilutive convertible preferred shares	(5,195)	(5,138)
Unvested stock award participation in earnings	(32)	(107)

	$29,691	$39,925

Denominator for diluted net income per common share:
Weighted average common shares outstanding	95,560	89,980
Average unvested stock awards outstanding	(540)	(531)
Net effect of dilutive stock and option awards	121	102
Net effect of dilutive convertible preferred shares	309	308

	95,450	89,859

	$0.31	$0.44

Potentially dilutive securities excluded from the computation of net income per common share because the effect of inclusion was antidilutive during the indicated periods were as follows (in thousands):

	Quarter Ended March 31
	2013	2012
Antidilutive convertible preferred shares	16,493	16,415
Antidilutive equity awards excludable under the treasury stock method:
Shares issuable under option awards	35	10

NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
March 31, 2013
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$2,983	$8	$2,991	$2,995	6.70%	6.49%
ARMs	11,526,720	363,510	11,890,230	12,178,281	2.67	1.70
Ginnie Mae ARMs	1,582,786	49,478	1,632,264	1,662,953	2.70	1.90

	13,112,489	412,996	13,525,485	13,844,229	2.68	1.72

Residential mortgage loans:
Fixed-rate	2,947	5	2,952	2,952	7.00	5.88
ARMs	4,740	19	4,759	4,759	3.85	3.53

	7,687	24	7,711	7,711	5.05	4.42
Collateral for structured financings	2,425	40	2,465	2,465	8.11	6.80

	$13,122,601	$413,060	$13,535,661	$13,854,405	2.68	1.73

December 31, 2012
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$3,194	$9	$3,203	$3,208	6.70%	6.47%
ARMs	11,547,954	356,646	11,904,600	12,198,922	2.69	1.72
Ginnie Mae ARMs	1,566,749	48,248	1,614,997	1,647,119	2.77	1.95

	13,117,897	404,903	13,522,800	13,849,249	2.70	1.75

Residential mortgage loans:
Fixed-rate	3,007	5	3,012	3,012	7.01	6.15
ARMs	5,031	20	5,051	5,051	3.87	3.85

	8,038	25	8,063	8,063	5.04	4.71
Collateral for structured financings	2,799	47	2,846	2,846	8.12	7.57

	$13,128,734	$404,975	$13,533,709	$13,860,158	2.71	1.76

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale (see NOTE 9).
(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the quarter then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

Agency Securities are considered to have limited, if any, credit risk, because of federal government support for the GSEs. Residential mortgage loans held by the Company were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company. Collateral for structured financings consists of private residential mortgage securities that were obtained through this mortgage conduit and are pledged to secure repayment of related structured financings. Credit risk for these securities is borne by the related bondholders. The maturity of Residential mortgage investments is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, actual maturities will be significantly shorter than the portfolio’s weighted average contractual maturity of 292 months.

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

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements. Current-reset ARM securities have months to roll of less than 18 months while longer-to-reset ARM securities have months to roll of 18 months or greater. As of March 31, 2013, the average months to roll for the Company’s $7.65 billion (amortized cost basis) in current-reset ARM securities was 5.4 months while the average months-to-roll for the Company’s $5.87 billion (amortized cost basis) in longer-to-reset ARM securities was 42.5 months.

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

NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS

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

Repurchase arrangements and similar borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated date were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
As of March 31, 2013:
Borrowings with maturities of 30 days or less:
Agency Securities	$13,304,142	$29,108	$12,679,900	0.40%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	146,266	263	139,154	0.45
Similar borrowings:
Collateral for structured financings*	2,465	—	2,465	8.11

	$13,452,873	$29,371	$12,821,519	0.40

Quarter-end borrowing rates adjusted for effects of related derivative financial instruments (“Derivatives”) held as cash flow hedges (see NOTE 7)				0.55

As of December 31, 2012:
Borrowings with maturities of 30 days or less:
Agency Securities	$13,406,253	$32,807	$12,739,872	0.47%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	44,060	51	41,520	0.57
Similar borrowings:
Collateral for structured financings*	2,846	—	2,846	8.12

	$13,453,159	$32,858	$12,784,238	0.47

Quarter-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.65

*	The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral and these financings are subject to redemption by the residual bondholders.

Average borrowings outstanding during the indicated quarters varied from borrowings outstanding at the indicated balance sheet dates due to differences in the timing and amount of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	March 31, 2013		December 31, 2012
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates for the indicated quarters, adjusted for the effects of related Derivatives held as cash flow hedges	$12,769,298	0.58%	$13,228,535	0.63%

NOTE 7 — USE OF DERIVATIVE FINANCIAL INSTRUMENTS, OFFSETTING

DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

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

During the first quarter of 2013 Capstead entered into $800 million notional amount of new forward-starting swap agreements requiring fixed rate interest payments averaging 0.48% for two-year periods beginning on various dates in December 2013 and January 2014. Swap agreements with notional amounts totaling $1.10 billion requiring fixed rate interest payments averaging 0.81% expired during the quarter, and were replaced with previously acquired swap agreements with notional amounts totaling $1.10 billion requiring fixed rate interest payments averaging 0.50% for two-year periods. At March 31, 2013, the Company was a party to swap agreements hedging short-term interest rates with the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement
Currently-paying contracts:
Second quarter 2013	$700,000	0.96%
Third quarter 2013	300,000	0.87
Fourth quarter 2013	800,000	0.78
First quarter 2014	200,000	0.60
Second quarter 2014	400,000	0.51
Third quarter 2014	200,000	0.51
Fourth quarter 2014	500,000	0.58
First quarter 2015	1,100,000	0.50

(average expiration: 12 months)	4,200,000	0.67

Forward-starting contracts:
Second quarter 2015	200,000	0.43
Third quarter 2015	400,000	0.47
Fourth quarter 2015	1,200,000	0.45
First quarter 2016	300,000	0.47

(average expiration: 31 months)	2,100,000	0.45

(average expiration: 18 months)	$6,300,000

In addition to swap agreements hedging short-term interest rates, in 2010 the Company entered into three forward-starting three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million, average fixed rates of 4.09% that begin in 2015 and 2016, and 20-year payment terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings. These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate associated with the floating-rate terms of these long-term borrowings (see NOTE 8).

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

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet		March 31,	December 31,
	Location		2013	2012
Balance sheet-related
Interest rate swap agreements in a gain position (an asset) related to:
Repurchase arrangements and similar borrowings	(a	)	$114	$169
Interest rate swap agreements in a loss position (a liability) related to:
Repurchase arrangements and similar borrowings	(a	)	(13,821)	(18,671)
Unsecured borrowings	(a	)	(10,942)	(14,197)
Related net interest payable	(b	)	(8,490)	(7,788)

			$(33,139)	$(40,487)

(a)	The fair value of Derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheet separately from the fair value of Derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses at March 31, 2013 scheduled to be recognized in the Statement of Income over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates totaled $11.9 million.
(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheet.

	Location of
	Gain or (Loss)
	Recognized in		Quarter Ended March 31
	Net Income		2013	2012
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions			$(5,434)	$(4,965)
Amount of gain recognized (ineffective portion)			120	141

Increase in interest expense and decrease in Net income as a result of the use of Derivatives	(a	)	$(5,314)	$(4,824)

Other comprehensive income-related:
Amount of loss recognized in Other comprehensive income (effective portion)			$2,479	$(1,751)

(a)	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the Statement of Income.

The Company’s swap agreements and repurchase arrangements are subject to master netting arrangements in the event of default on, or termination of, any one contract. See NOTE 6 for more information on Repurchase arrangements and similar borrowings. Offsetting disclosures for all Derivatives held as well as repurchase arrangements and similar borrowings outstanding were as follows (in thousands):

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
As of March 31, 2013:
Counterparty 1	$95	$—	$95	$(95)	$—	$—
Counterparty 2	19	—	19	(19)	—	—

	$114	$—	$114	$(114)	$—	$—

As of December 31, 2012:
Counterparty 1	$128	$—	$128	$(128)	$—	$—
Counterparty 2	41	—	41	(41)	—	—

	$169	$—	$169	$(169)	$—	$—

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities (a)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet (a)	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Pledged (b)	Net Amount
As of March 31, 2013:
Derivatives by counterparty:
Counterparty 1	$21,407	$—	$21,407	$(95)	$(21,312)	$—
Counterparty 2	10,359	—	10,359	(19)	(9,600)	740
Counterparty 3	1,487	—	1,487	—	(1,487)	—

	33,253	—	33,253	(114)	(32,399)	740
Repurchase arrangements and similar borrowings	12,824,944	—	12,824,944	(12,824,944)	—	—

	$12,858,197	$—	$12,858,197	$(12,825,058)	$(32,399)	$740

As of December 31, 2012:
Derivatives by counterparty:
Counterparty 1	$26,904	$—	$26,904	$(128)	$(26,776)	$—
Counterparty 2	12,357	—	12,357	(41)	(11,500)	816
Counterparty 3	1,395	—	1,395	—	(1,395)	—

	40,656	—	40,656	(169)	(39,671)	816
Repurchase arrangements and similar borrowings	12,791,243	—	12,791,243	(12,791,243)	—	—

	$12,831,899	$—	$12,831,899	$(12,791,412)	$(39,671)	$816

(a)	Amounts include accrued interest of $8.5 million and $7.8 million on interest rate swap agreements and $3.4 million and $7.0 million on repurchase arrangements and similar borrowings, included in “Accounts payable and accrued expenses” on the face of the Balance Sheets as of March 31, 2013 and December 31, 2012, respectively.
(b)	Amounts presented are limited to collateral pledged sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

Changes in Accumulated other comprehensive income by component for the period ended March 31, 2013 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2012	$(32,539)	$326,449	$293,910

Other comprehensive income before reclassifications	2,479	(7,705)	(5,226)
Amounts reclassified from accumulated other comprehensive income	5,434	—	5,434

Net current-period other comprehensive income	7,913	(7,705)	208

Balance at March 31, 2013	$(24,626)	$318,744	$294,118

NOTE 8 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2006 and 2005 to three special-purpose statutory trusts. These unconsolidated affiliates were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of so-called trust preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.3 million in remaining issue costs associated with these transactions at March 31, 2013 and December 31, 2012. Note balances and related weighted average interest rates as of March 31, 2013 and December 31, 2012 (calculated including issue cost amortization) were as follows (dollars in thousands):

	Borrowings Outstanding	Average Rate*
Junior subordinated notes:
Capstead Mortgage Trust I	$36,083	8.31%
Capstead Mortgage Trust II	41,238	8.46
Capstead Mortgage Trust III	25,774	8.78

	$103,095	8.49

*	The indicated weighted average rates have been in effect since issuance. After considering cash flow hedges that coincide with the floating rate terms of these borrowings that begin in October and December 2015 for the Capstead Mortgage Trust I and II notes and September 2016 for the Capstead Mortgage Trust III notes, the effective borrowing rate during the final 20 years of these borrowings will average 7.56%, subject to certain adjustments for the effects of measured hedge ineffectiveness, if any.

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

Residential mortgage investments, nearly all of which are mortgage securities classified as available-for-sale, are measured at fair value on a recurring basis. In determining fair value estimates for mortgage securities the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions. In determining fair value estimates for longer-term borrowings under repurchase arrangements, if any, the Company considers pricing levels indicated by lenders for entering into new transactions using similar pledged collateral with terms equal to the remaining terms of the longer-term borrowings. In determining fair value estimates for unsecured borrowings, the Company considers current pricing for financial instruments with similar characteristics. Excluded from these disclosures are financial instruments for which the Company’s cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, which are valued using primarily Level 1 measurements, including Cash and cash equivalents, Cash collateral receivable from interest rate swap counterparties, receivables, payables and borrowings under repurchase arrangements with initial terms of 120 days or less. See NOTE 7 for information relative to the valuation of interest rate swap agreements.

Fair value disclosures for financial instruments other than debt securities were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$7,711	$7,800	$8,063	$8,200
Interest rate swap agreements	114	114	169	169
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	41,520	41,500	41,520	41,500
Unsecured borrowings	103,095	104,600	103,095	104,600
Interest rate swap agreements	24,763	24,763	32,868	32,868

Fair value and related disclosures for debt securities were as follows (in thousands):

	Amortized Cost Basis	Gross Unrealized
		Gains	Losses	Fair Value
As of March 31, 2013
Agency Securities classified as available-for-sale	$13,522,551	$319,249	$505	$13,841,295
Residential mortgage securities classified as held-to-maturity	5,399	285	—	5,684

As of December 31, 2012
Agency Securities classified as available-for-sale	$13,519,657	$328,412	$1,963	$13,846,106
Residential mortgage securities classified as held-to-maturity	5,989	309	—	6,298

	March 31, 2013		December 31, 2012
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$26,806	$96	$29,760	$120
Less than one year	292,582	409	751,645	1,843

	$319,388	$505	$781,405	$1,963

Capstead’s investment strategy involves managing a leveraged portfolio of primarily ARM Agency Securities and management expects these securities will be held until payoff absent a major shift in strategy. Declines in fair value caused by increases in interest rates are typically modest for investments in relatively short duration ARM Agency Securities compared to investments in longer-duration, fixed-rate assets. These declines are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising interest rates.

From a credit risk perspective, the real or implied federal government guarantee associated with Agency Securities, particularly in light of federal government support for the GSEs, helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at March 31, 2013.

NOTE 10 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) administers all compensation programs for employees including salaries and related programs, annual incentive compensation and long-term equity-based awards, as well as other benefit programs.

Performance-based Cash Compensation Program to Augment Base Salaries

In order to establish a significant variable component to the base compensation of executive officers, the Committee has installed a performance-based cash compensation program to augment base salaries for these officers. This program provides for payments equal to the per share dividend declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalent Rights”). Dividend Equivalent Rights are not attached to any stock or option awards and only have the right to receive the same cash distributions per share that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service. Dividend Equivalent Rights issued and outstanding at March 31, 2013 and the related compensation costs for the quarters ended March 31, 2013 and 2012 were as follows:

Month of Grant*	Total Grant	Quarter Ended March 31
		2013	2012
July 2008	225,000	$70,000	$97,000
July 2009	225,000	70,000	97,000
July 2010	60,000	19,000	26,000
August 2011	72,000	22,000	31,000
July 2012	72,000	22,000	—

	654,000	$203,000	$251,000

*	All grants expire July 1, 2015 unless extended by the Committee.

Annual Incentive Compensation

To provide employees with an appropriate performance-based annual incentive compensation opportunity, each year the Committee approves an incentive formula designed to create an incentive pool to serve as a guideline for the award of annual incentive compensation that is directly linked with the performance of the Company. The formula adopted accomplishes this by establishing an incentive pool equal to a percentage participation in the Company’s earnings in excess of a pre-established performance threshold or benchmark, subject to a maximum amount, or cap, available to be paid in any one year. Notwithstanding the calculated amount of the incentive pool, the Committee retains discretion to determine (i) the amount actually awarded, (ii) its allocation between executive officers and other employees, and (iii) the form of payment (e.g., cash or equity awards).

The current formula for the incentive pool is based on a 10.0% participation in annual earnings in excess of an amount established by multiplying average long-term investment capital by a benchmark rate equal to the greater of 10.0% or the average 10-year U.S. Treasury rate plus 200 basis points, subject to a cap of 50 basis points multiplied by average long-term investment capital. Annual earnings for formula purposes is defined as Net income excluding (i) Incentive compensation, (ii) any gains or losses from asset sales or writedowns, including impairment charges, and (iii) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts reflected in the balance sheet as Investments in unconsolidated affiliates. Average long-term investment capital for formula purposes is defined as average Unsecured borrowings, net of related investments in statutory trusts, and average Stockholders’ equity, excluding (i) Accumulated other comprehensive income, (ii) incentive compensation accruals, (iii) certain gains or losses from asset sales or writedowns, and (iv) interest accruals on Unsecured borrowings. Included in Accounts payable and accrued expenses are annual incentive compensation accruals totaling $351,000 and $1,538,000 at March 31, 2013 and 2012, respectively.

Long-term Equity-based Awards

The Company sponsors equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”). At March 31, 2013, the Plans had 528,018 common shares remaining available for future issuance.

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

The following table includes performance-based stock awards issued to employees with related measurement period information at March 31, 2013:

				Final	Remaining Shares with
	Grant Date	Total		Measurement	Initial Measurement Periods
Year of	Fair Value	Original		Period Ends	Ending December 31
Grant	Per Share	Grants		December 31	2013	2014	2015	2016
2008	$10.18	140,658	(a)	2015	—	—	—	—
2009	14.33	110,917	(b)	2016	52,915	—	—	—
2010	12.44	128,766		2017	61,508	61,499	—	—
2011	12.72	132,490		2018	—	63,722	63,718	—
2012	11.67	145,399		2019	—	—	69,853	69,849

(a)	The performance criteria for the three-year measurement periods ending December 31, 2012 and 2011 were met resulting in the vesting of 135,194 shares associated with this grant.
(b)	The performance criteria for the first three-year measurement period ending December 31, 2012 was met resulting in the vesting of 53,431 shares associated with the first 50% of this grant.

The following table includes service-based stock awards issued to directors and employees with related vesting and forfeiture information (subject to certain restrictions, principally continuous service), at March 31, 2013:

	Grant Date	Total			Remaining Shares
Year of	Fair Value	Original	As of March 31, 2013		Scheduled to Vest During:
Grant	Per Share	Grants	Vested	Forfeited	2013*	2014
2007	$12.93	156,000	98,507	12,832	22,497	22,164
2008	12.87	6,000	6,000	—	—	—
2009	11.39	6,000	6,000	—	—	—
2010	11.64	12,000	12,000	—	—	—
2011	13.23	24,000	24,000	—	—	—
2012	13.59	29,000	—	—	29,000	—

*	The 2007 grant shares vested in January 2013 and the 2012 grant shares are scheduled to vest in April 2013.

Performance-based and service-based stock award activity for the quarter ended March 31, 2013 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock awards outstanding at December 31, 2012	657,720	$12.48
Vestings	(143,523)	12.17
Forfeitures	(19,969)	12.65

Unvested stock awards outstanding at March 31, 2013	494,228	12.56

During the quarters ended March 31, 2013 and 2012, the Company recognized in Salaries and benefits $406,000 and $469,000, respectively, related to amortization of the grant date fair value of employee performance-based and service-based stock awards. The amounts amortized for these periods assumed that performance criteria, if applicable, would continue to be met for related initial measurement periods. In addition, the Company recognized in Other general and administrative expense $106,000 and $80,000 related to amortization of the grant date fair value of service-based director stock awards during the quarters ended March 31, 2013 and 2012, respectively. All service-based stock awards and the 2008 and 2009 performance-based stock awards receive dividends on a current basis without risk of forfeiture if the related awards do not vest. Performance-based awards granted subsequent to 2009 defer the payment of dividends accruing during the vesting period until vesting and if the related awards do not vest these accrued dividends will be forfeited. At March 31, 2013 dividends payable pertaining to these awards totaled $855,000 and are included in Common stock dividend payable. Unrecognized compensation expense for unvested stock awards totaled $3.9 million as of March 31, 2013, to be expensed over a weighted average period of 1.5 years (assumes minimal employee attrition and applicable performance criteria are met for related initial measurement periods).

Option awards currently outstanding have contractual terms and vesting requirements at the grant date of ten years and were issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant. The fair value of option awards was estimated on the date of grant using a Black-Scholes option pricing model. The Company estimated option exercises, expected holding periods and forfeitures based on past experience and expectations for option performance and employee or director attrition. Risk-free rates were based on market rates for the expected life of the options. Expected dividends were based on historical experience and expectations for future performance. Expected volatility factors were based on historical experience. No option awards have been granted since 2010.

Option award activity for the quarter ended December 31, 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price
Option awards outstanding at December 31, 2012	97,500	$11.63
Exercises	(3,750)	9.40

Option awards outstanding at March 31, 2013	93,750	11.72

Exercisable option awards outstanding as of March 31, 2013 totaled 93,750 shares with a weighted average remaining contractual term of 4.5 years, an average exercise price of $11.72 and an aggregate intrinsic value of $120,000. The total intrinsic value of option awards exercised during the quarter ended March 31, 2013 was $13,000.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and makes discretionary contributions of up to another 3% of compensation regardless of participation in the plans. Company contributions are subject to certain vesting requirements. During the quarters ended March 31, 2013 and 2012, the Company recognized in Salaries and benefits $63,000 and $133,000 related to contributions to these plans, respectively.

NOTE 11 — NET INTEREST INCOME ANALYSIS

The following tables summarize interest income, interest expense and weighted average interest rates as well as related changes due to changes in interest rates versus changes in volume (dollars in thousands):

	Quarter Ended March 31
	2013		2012		Related Changes in
	Amount	Average Rate	Amount	Average Rate	Rate*	Volume*	Total*
Interest income:
Residential mortgage investments	$58,468	1.73%	$65,733	2.14%	$(13,557)	$6,292	$(7,265)
Other	112	0.11	150	0.15	(51)	14	(37)

	58,580	1.68	65,883	2.08	(13,608)	6,306	(7,302)

Interest expense:
Repurchase arrangements and similar borrowings	(18,468)	0.58	(14,103)	0.49	2,783	1,582	4,365
Unsecured borrowings	(2,187)	8.49	(2,187)	8.49	—	—	—

	(20,655)	0.64	(16,290)	0.56	2,783	1,582	4,365

	$37,925	1.04	$49,593	1.52	$(16,391)	$4,724	$(11,667)

*	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

Capstead operates as a self-managed REIT and earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of ARM Agency Securities, which are considered to have limited, if any, credit risk. See NOTE 1 to the accompanying consolidated financial statements for certain definitions of acronyms and terms used herein.

Capstead finances its investments with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital, which as of March 31, 2013 totaled $1.59 billion and consisted of $1.30 billion of common and $189 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). Long-term investment capital was largely unchanged from year-end reflecting relatively stable ARM security pricing levels. Holdings of ARM Agency Securities decreased $6 million during the quarter to $13.85 billion at March 31, 2013, while repurchase arrangements and similar borrowings increased $37 million to $12.82 billion. Portfolio leverage (repurchase arrangements and similar borrowings divided by long-term investment capital) increased modestly to 8.06 to one by March 31, 2013 from 8.00 to one at December 31, 2012. Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio of Agency Securities under current market conditions, particularly a portfolio consisting almost entirely of relatively short-duration ARM Agency Securities (duration is a common measure of market price sensitivity to interest rate movements).

Capstead reported net income of $35 million or $0.31 per diluted common share for the first quarter of 2013, compared to $35 million or $0.31 per diluted common share for the fourth quarter of 2012 and $45 million or $0.44 per diluted common share for the first quarter of 2012. Financing spreads on residential mortgage investments averaged 115 basis points for the first quarter of 2013, compared to 113 basis points for the fourth quarter of 2012 and 165 basis points for the first quarter of 2012. Lower financing spreads since first quarter 2012 reflect (a) lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions, and (b) higher investment premium amortization because of higher levels of mortgage prepayments as well as higher prices paid for portfolio acquisitions in recent years. Even as unhedged borrowing rates for the first quarter of 2013 were lower compared to the fourth quarter of 2012, these rates were higher than rates in effect during the first quarter of 2012 because of changes in market conditions. A portion of this increase was offset by lower rates on currently-paying interest rate swap agreements. Operating costs as a percentage of average long-term investment capital declined two and 42 basis points, respectively, to 77 basis points for the first quarter of 2013 compared to the fourth and first quarters of 2012, primarily reflecting lower performance-based compensation costs.

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

Common Share Repurchases

In late 2012 the Company implemented a $100 million common share repurchase program and suspended its continuous offering program until further notice. Purchases made pursuant to the common share repurchase program can be made in the open market or through privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and are subject to economic and market conditions, share price, applicable legal requirements and other factors. Pursuant to this authorization, in November and December 2012 repurchases totaled 3.0 million common shares at an average cost of $11.80 per share for $35 million. An additional 638,000 shares were repurchased in early January 2013 at an average cost of $11.43 per share for $7 million. No further repurchases have been made since January, leaving $58 million of the authorization available for future repurchases. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. Upon suspension of the repurchase program, issuances of common shares under the continuous offering program or by other means may resume subject to compliance with federal securities laws, market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

Book Value per Common Share

All but $13 million of Capstead’s $13.85 billion of residential mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and included in the calculation of book value per common share (total stockholders’ equity, less perpetual preferred share liquidation preferences, divided by common shares outstanding). The fair value of these investments is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels. The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels. Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios containing a significant amount of non-agency and/or fixed-rate mortgage securities. The following table illustrates the progression of the Company’s book value per common share for the quarter ended March 31, 2013:

Book value per common share, beginning of quarter	$13.58
Capital transactions:
Accretion from common share repurchases	0.01
Increase related to stock awards	0.01
Decrease in unrealized gains on mortgage securities classified as available-for-sale	(0.08)
Decrease in unrealized losses on interest rate swap agreements designated as cash flow hedges of:
Repurchase arrangements and similar borrowings	0.05
Unsecured borrowings	0.03

Book value per common share, end of quarter	$13.60

Increase in book value per common share during the quarter	$0.02

Residential Mortgage Investments

Capstead’s investment strategy focuses on managing a large portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities. Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by the GSEs, which are federally chartered corporations, or Ginnie Mae, which is an agency of the federal government. Federal government support for the GSEs has largely alleviated market concerns regarding the ability of the GSEs to fulfill their guarantee obligations. By focusing on investing in relatively short duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets. These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising short-term interest rates. The following table illustrates the progression of the Company’s portfolio of residential mortgage investments for the quarter ended March 31, 2013 (in thousands):

Residential mortgage investments, beginning of quarter	$13,860,158
Decrease in unrealized gains on mortgage securities classified as available-for-sale	(7,705)
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.09%	803,409
Investment premiums on acquisitions*	36,474
Portfolio runoff (principal amount)	(809,546)
Investment premium amortization*	(28,385)

Residential mortgage investments, end of quarter	$13,854,405

*	Residential mortgage investments typically are acquired at a premium to the securities’ unpaid principal balances. Investment premiums are recognized in earnings as portfolio yield adjustments using the interest method over the estimated lives of the related investments. As such, the level of mortgage prepayments impacts how quickly investment premiums are amortized.

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities). After consideration of any applicable initial fixed-rate periods, at March 31, 2013 approximately 81%, 11% and 8% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly. Approximately 94% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date. Additionally, at March 31, 2013 approximately 17% of the Company’s ARM securities were backed by interest-only loans that have not reached an initial coupon reset date. All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

Capstead’s ARM holdings featured the following characteristics at March 31, 2013 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll)
Current-reset ARMs:
Fannie Mae Agency Securities	$5,058,011	2.42%	2.23%	1.70%	3.19%	10.15%	5.0
Freddie Mac Agency Securities	1,774,766	2.62	2.35	1.84	2.02	10.67	5.6
Ginnie Mae Agency Securities	815,042	2.44	1.68	1.51	1.02	9.17	7.2
Residential mortgage loans	4,759	3.49	2.33	2.04	1.51	10.97	4.5

	7,652,578	2.47	2.20	1.71	2.69	10.16	5.4

Longer-to-reset ARMs:
Fannie Mae Agency Securities	3,132,756	2.94	2.49	1.76	4.92	7.95	43.6
Freddie Mac Agency Securities	1,924,697	2.96	2.56	1.84	4.94	7.98	46.1
Ginnie Mae Agency Securities	817,222	2.96	1.67	1.51	1.03	7.99	29.6

	5,874,675	2.95	2.40	1.75	4.39	7.96	42.5

	$13,527,253	2.68	2.29	1.73	3.43	9.21	21.3

Gross WAC (rate paid by borrowers) (c)		3.29

(a)	Amortized cost basis represents Capstead’s investment (unpaid principal balance plus $413 million of unamortized investment premiums, and excluding $319 million of unrealized gains). At March 31, 2013, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM securities was 103.15. This table excludes $8 million in fixed-rate residential mortgage investments.
(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the underlying mortgage loans. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer typically have 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities are subject only to lifetime caps or are not subject to a cap. For presentation purposes, average periodic caps reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps. At quarter-end, 79% of current-reset ARMs were subject to periodic caps averaging 1.85%; 6% were subject to initial caps averaging 2.22%; 14% were subject to lifetime caps, less the current net WAC, averaging 7.59%; and 1% were not subject to a cap. All longer-to-reset ARM securities at March 31, 2013 were subject to initial caps.
(c)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the Company’s ARM holdings, including servicing and other fees paid by borrowers, as of the indicated date.

Capstead generally pledges its residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each borrowing is initiated or renewed. None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions. Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as financings by the Company. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.” Haircut requirements for pledged Agency Securities have remained relatively stable since early in 2009 and as of March 31, 2013, haircuts on outstanding borrowings averaged 4.4 percent and ranged from 3.0 to 5.0 percent of the fair value of the pledged securities. After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $657 million of capital at risk with its lending counterparties as of March 31, 2013.

Interest rates charged on repurchase arrangements are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. When the fair value of pledged securities declines due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Conversely, if collateral fair values increase, lenders are required to release collateral back to the Company pursuant to Company-issued margin calls. The Company’s borrowings under repurchase arrangements and similar borrowings at March 31, 2013 consisted of $12.82 billion of primarily 30-day borrowings with 24 counterparties at average rates of 0.40%, before the effects of interest rate swap agreements held as cash flow hedges (see below) and 0.55% including the effects of these derivatives.

To help mitigate exposure to higher short-term interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms. Variable payments received by the Company under these swap agreements largely offset interest accruing on a like amount of the Company’s 30- to 90-day borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments. These adjustments include the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowing rates. Under the terms of currently-paying interest rate swap agreements held at March 31, 2013, the Company is required to pay fixed rates of interest averaging 0.67% on notional amounts totaling $4.20 billion with average remaining interest payment terms of 12 months. As of quarter-end the Company had also entered into forward-starting swap agreements with notional amounts totaling $2.10 billion that will begin requiring interest payments at fixed rates averaging 0.45% for two-year periods that commence on various dates between June 2013 and January 2014, with an average expiration of 31 months. After consideration of all swap positions entered into as of quarter-end to hedge short-term borrowing rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had estimated durations at March 31, 2013 of ten months and nine months, respectively, for a net duration gap of approximately one month – see pages 31 and 32 under the caption “Interest Rate Risk” for further information. The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

Components of quarterly financing spreads on residential mortgage investments, a non-GAAP financial measure, and mortgage prepayment rates, expressed as an annualized constant prepayment rate, or “CPR,” were as follows for the past five quarters:

	2013	2012
	Q1	Q4	Q3	Q2	Q1
Yields on residential mortgage investments:(a)
Cash yields	2.57%	2.60%	2.65%	2.71%	2.74%
Investment premium amortization	(0.84)	(0.84)	(0.79)	(0.67)	(0.60)
Adjusted yields	1.73	1.76	1.86	2.04	2.14
Related borrowing rates:(b)
Unhedged borrowing rates	0.41	0.45	0.41	0.37	0.32
Fixed swap rates	0.71	0.75	0.78	0.80	0.85
Adjusted borrowing rates	0.58	0.63	0.56	0.54	0.49
Financing spreads on residential mortgage investments	1.15	1.13	1.30	1.50	1.65
CPR	19.65	19.60	18.74	15.86	14.50

(a)	Cash yields are based on the cash component of interest income. Investment premium amortization is determined using the interest method which incorporates actual and anticipated future mortgage prepayments. Both are expressed as a percentage calculated on an annualized basis on average amortized cost basis for the indicated periods.
(b)	Unhedged borrowing rates represent average rates on repurchase agreements and similar borrowings. Fixed swap rates represent the average fixed rates on currently-paying interest rate swap agreements used to hedge short-term borrowing rates. Adjusted borrowing rates reflect unhedged borrowing rates and fixed swap rates after adjustments for differences between variable rate payments received on currently-paying swap agreements, which typically are based on one-month LIBOR, as well as any measured hedge ineffectiveness, calculated on an annualized basis on average outstanding balances for the indicated periods.

Financing spreads on residential mortgage investments differs from total financing spreads, an all-inclusive GAAP measure, that is based on all interest-earning assets and all interest-paying liabilities. The Company believes that presenting financing spreads on residential mortgage investments provides useful information for evaluating the performance of the Company’s portfolio. The following table reconciles these two measures:

	2013	2012
	Q1	Q4	Q3	Q2	Q1
Financing spreads on residential mortgage investments	1.15%	1.13%	1.30%	1.50%	1.65%
Impact of yields on other interest-earning assets*	(0.05)	(0.07)	(0.05)	(0.06)	(0.06)
Impact of borrowing rates on unsecured borrowings and other interest-paying liabilities*	(0.06)	(0.06)	(0.06)	(0.07)	(0.07)
Total financing spreads	1.04	1.00	1.19	1.37	1.52

*	Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of long-term unsecured borrowings (at an average borrowing rate of 8.49%) that the Company considers a component of its long-term investment capital and cash collateral payable to interest rate swap counterparties.

First quarter 2013 cash yields declined by three basis points from fourth quarter 2012 cash yields reflecting lower coupon interest rates on mortgage loans underlying the Company’s holdings of ARM securities as a result of changes in portfolio composition due to acquisitions and portfolio runoff as well as ARM loan coupon resets. Declines in coupon interest rates because of ARM coupon resets have moderated as an increasing number of these loans approach fully-indexed levels. For the same periods, stable quarter over quarter mortgage prepayment levels resulted in no change to the yield adjustment necessary for investment premium amortization. Investment premium amortization is primarily driven by changes in mortgage prepayment rates, but is also influenced by investment premium levels. Because of higher prices paid in recent years for acquisitions as well as runoff of older, lower-basis securities, the Company’s cost basis in its portfolio (expressed as a ratio of amortized cost basis to unpaid principal balance) increased 6 basis points during the first quarter of 2013 to 103.15 and has increased 39 basis points since the beginning of 2012. A higher cost basis in the portfolio contributes to larger yield adjustments for investment premium amortization over time.

Unhedged borrowing rates decreased during the first quarter of 2013 due to lower market rates. Fixed swap rates decreased since December 31, 2012 due to the replacement of $1.10 billion notional amount of interest rate swaps with average fixed rates of 0.81% with $1.10 billion notional amount of previously acquired interest rate swap agreements with average fixed rates of 0.50% for two-year terms. Over the remainder of 2013 another $1.80 billion notional amount of swap agreements with average fixed rates of 0.87% will mature and have been replaced with swap agreements that have average fixed rates of 0.45%. See NOTE 7 to the consolidated financial statements for further information regarding the Company’s currently-paying and forward-starting swap agreements.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead’s investment strategy is to manage a conservatively leveraged portfolio of ARM Agency Securities that can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates. Borrowings under repurchase arrangements generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, potential liquidity inherent in the Company’s unencumbered residential mortgage investments is as important as the actual level of cash and cash equivalents carried on the balance sheet. Potential liquidity is affected by, among other things, current portfolio leverage levels; changes in market value of assets pledged and interest rate swap agreements held for hedging purposes as determined by lending and swap counterparties; principal prepayments; collateral requirements of lenders and swap counterparties; and general conditions in the commercial banking and mortgage finance industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”). The Company’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of March 31, 2013 in comparison with December 31, 2012 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage (c)
Balances as of March 31, 2013:
Residential mortgage investment portfolio	$13,854,405	$12,821,519	$1,032,886	$427,997
Cash collateral receivable from swap counterparties, net (d)			15,584	—
Other assets, net of other liabilities			541,600	471,510

			$1,590,070	$899,507	8.06:1

Balances as of December 31, 2012	$13,860,158	$12,784,238	$1,597,103	$890,625	8.00:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
(b)	Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.
(c)	Portfolio leverage is expressed as the ratio of repurchase agreements and similar borrowings (Related Borrowings in the table above) to long-term investment capital (total Capital Employed in the table above).
(d)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties, if applicable, and the fair value of interest rate swap positions as of the indicated date.

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

RESULTS OF OPERATIONS

	Quarter Ended March 31
	2013	2012
Income statement data: (in thousands, except per share data)
Interest income:
Residential mortgage investments	$58,468	$65,733
Other	112	150

	58,580	65,883

Interest expense:
Repurchase arrangements and similar borrowings	(18,468)	(14,103)
Unsecured borrowings	(2,187)	(2,187)

	(20,655)	(16,290)

	37,925	49,593

Other revenue (expense):
Miscellaneous other revenue (expense)	(30)	(169)
Incentive compensation	(351)	(1,538)
Salaries and benefits	(1,610)	(1,827)
Other general and administrative expense	(1,081)	(954)

	(3,072)	(4,488)
Equity in earnings of unconsolidated affiliates	65	65

Net income	$34,918	$45,170

Diluted earnings per diluted common share	$0.31	$0.44
Average diluted shares outstanding	95,450	89,859
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments	1.73%	2.14%
Other interest-earning assets	0.11	0.15
Total weighted average yields	1.68	2.08
Average borrowing rates:
Repurchase arrangements and similar borrowings:
Unhedged borrowing rates	0.41	0.32
As adjusted for interest rate hedging transactions	0.58	0.49
Unsecured borrowings	8.49	8.49
Total average borrowing rates	0.64	0.56
Total average financing spreads	1.04	1.52
Average financing spreads on residential mortgage investments	1.15	1.65
Average net yield on total interest-earning assets	1.09	1.57
Average CPR	19.65	14.50
Average balance information:
Residential mortgage investments (cost basis)	$13,543	$12,280
Other interest-earning assets	428	387
Repurchase arrangements and similar borrowings	12,769	11,555
Currently-paying swap agreements (notional amounts)	4,293	3,567
Unsecured borrowings (included in long-term investment capital)	103	103
Long-term investment capital	1,605	1,454
Portfolio leverage	7.96:1	7.95:1
Incentive compensation, salaries and benefits and other general and administrative expense as a percentage of average long-term investment capital	0.77%	1.19%
Return on average long-term investment capital	9.36	13.08
Return on average common equity capital	9.14	13.76

Capstead’s net income totaled $35 million or $0.31 per diluted common share for the quarter ended March 31, 2013, compared to $45 million or $0.44 per diluted common share for the same period in 2012. The decrease in net income can largely be attributed to a decrease in portfolio yields and an increase in borrowing rates since March 31, 2012. Financing spreads on residential mortgage investments averaged 1.15% during the quarter ended March 31, 2013, compared to 1.65% reported for the same period in 2012. Lower financing spreads during the first quarter of 2013 compared to the same period in 2012 reflect (a) lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates underlying the portfolio resetting lower to more current rates as well as lower coupon interest rates on acquisitions, and (b) higher investment premium amortization primarily because of higher levels of mortgage prepayments as well as higher prices paid for portfolio acquisitions in recent years. Unhedged borrowing rates for the first quarter 2013 were higher than rates in effect during the first quarter of 2012 because of changes in market conditions. A portion of this increase was offset by lower rates on currently-paying interest rate swap agreements. Incentive compensation, salaries and benefits and other general and administrative expense (referred to as “operating costs”), as a percentage of average long-term investment capital, declined 42 basis points to 0.77% during the first quarter of 2013 compared to the first quarter of 2012 primarily reflecting lower performance-based compensation costs.

Yields on residential mortgage securities averaged 1.73% during the quarter ended March 31, 2013, compared to 2.14% for the same period in 2012. Cash yields averaged 2.57% during the quarter ended March 31, 2013, which were 17 basis points lower than cash yields reported for the same period in 2012. Investment premium amortization totaled $28 million for the quarter ended March 31, 2013, representing a yield adjustment of 84 basis points, compared to amortization of $18 million or 60 basis points for the same period in 2012. Approximately 90% of the increase in investment premium amortization is attributable to higher levels of mortgage prepayments due largely to lower prevailing mortgage interest rates with the remaining increase attributable to increases in the cost basis of the portfolio.

Borrowing rates on repurchase arrangements and similar borrowings, adjusted for interest rate hedging transactions, averaged 0.58% during the quarter ended March 31, 2013, an increase of 9 basis points from rates reported for the same period in 2012. Before adjustment for the effects of interest rate swap agreements held as cash flow hedges, rates on these borrowings averaged 0.41% during the first quarter of 2013, which was 9 basis points higher than rates reported for the same period in 2012 due to changes in market conditions, including competition for borrowings with the recent growth of the mortgage REIT industry. Rates on approximately $4.29 billion of the Company’s average borrowings during the quarter ended March 31, 2013 were effectively fixed through the use of interest rate swap agreements. The corresponding amount was $3.57 billion for the same period in 2012. Fixed-rate payment requirements on the Company’s currently-paying swap positions, before certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowings, averaged 0.71% for the first quarter of 2013, which was 14 basis points lower than rates reported for the same period in 2012 reflecting the expiration of older, higher-rate swaps that were replaced at lower rates.

Operating costs as a percentage of long-term investment capital averaged 0.77% during the first quarter of 2013, which was 42 basis points lower compared to the same period in 2012. This decline is attributable to a 10% increase in average long-term investment capital and a 42% decrease in compensation costs, reflecting lower accruals under performance-based employee compensation programs, particularly the Company’s incentive compensation program that provides for a participation in annual earnings in excess of a benchmark amount. See NOTE 10 to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of March 31, 2013 and the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, any additional common share repurchases, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Capstead generally pledges its residential mortgage investments as collateral under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions. As of March 31, 2013, the Company had uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 24 of these counterparties. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries. Borrowings under repurchase arrangements increased to $12.82 billion at March 31, 2013, primarily with original maturities of 30 days. Borrowings under repurchase arrangements began the year at $12.78 billion and averaged $12.77 billion during the first quarter of 2013. Average borrowings during the quarter can differ from quarter-end balances for a number of reasons including portfolio growth or contraction as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to higher short-term interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms. At March 31, 2013 currently-paying swap agreements entered into by the Company had notional amounts totaling $4.20 billion with average remaining interest payment terms of 12 months and were designated as cash flow hedges for accounting purposes of a like amount of the Company’s 30- to 90-day borrowings under repurchase arrangements. Additionally, at March 31, 2013 the Company held forward-starting swap agreements for this purpose with notional amounts totaling $2.10 billion that begin two-year interest payment terms on various dates between June 2013 and January 2014 with an average expiration of 31 months. Relative to the floating rate terms of the Company’s $100 million in unsecured borrowings that begin at various dates between October 2015 and September 2016, the Company entered into forward-starting swap agreements to effectively lock in fixed rates of interest averaging 7.56% for the final 20 years of these borrowings that mature in 2035 and 2036. The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements to manage interest rate risk.

In late 2012 the Company implemented a $100 million common share repurchase program and suspended its continuous offering program until further notice. Purchases made pursuant to the common share repurchase program can be made in the open market or through privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and are subject to economic and market conditions, share price, applicable legal requirements and other factors. Pursuant to this authorization, in November and December 2012 repurchases totaled 3.0 million common shares at an average cost of $11.80 per share for $35 million. An additional 638,000 shares were repurchased in early January 2013 at an average cost of $11.43 per share for $7 million. No further repurchases have been made since January, leaving $58 million of the authorization available for future repurchases. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. Upon suspension of the repurchase program, issuances of common shares under the continuous offering program or by other means may resume subject to compliance with federal securities laws, market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

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

To further mitigate Capstead’s exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting interest rate swap agreements that typically require interest payments for two-year terms in order to lengthen the effective duration of its borrowings to more closely match the duration of its investments. Duration is a measure of market price sensitivity to interest rate movements. After consideration of all swap positions entered into as of quarter-end to hedge short-term borrowing rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had estimated durations at March 31, 2013 of ten months and nine months, respectively, for a net duration gap of approximately one month. The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

Capstead performs sensitivity analyses using a model to estimate the effects that specific interest rate changes can reasonably be expected to have on net interest margins and portfolio values. All investments, related borrowings and derivative financial instruments held are included in these analyses. For net interest margin modeling purposes, the model incorporates management’s assumptions for mortgage prepayment levels for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums and reinvesting portfolio runoff. These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior under normal market conditions unaffected by changes in market liquidity. For portfolio valuation modeling purposes, a static portfolio is assumed. This modeling is the primary tool used by management to assess the direction and magnitude of changes in net interest margins and portfolio values resulting solely from changes in interest rates. Key modeling assumptions include mortgage prepayment speeds, adequate levels of market liquidity, current market conditions, and portfolio leverage levels. Given the present low level of interest rates, a floor of 0.00% is assumed. However, it is assumed that borrowing rates cannot decline beyond a certain level. These assumptions are inherently uncertain and, as a result, modeling cannot precisely estimate the impact of higher or lower interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, other changes in market conditions, changes in management strategies and other factors.

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivatives at March 31, 2013 and December 31, 2012, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%
Projected 12-month percentage change in net interest margins: *
March 31, 2013	<0.25%	1.85%	(2.5)%	(5.8)%	(13.0)%
December 31, 2012	<0.25	1.76	(1.7)	(6.2)	(13.7)

Projected percentage change in portfolio and related derivative values: *
March 31, 2013	<0.25%	1.85%	—%	(0.1)%	(0.2)%
December 31, 2012	<0.25	1.76	—	(0.2)	(0.3)

*	Sensitivity of net interest margins as well as portfolio and related derivative values to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month net interest margin change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices, if investments made will behave in the same fashion as assets currently held or if management will choose to replace runoff with such assets.

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

Risks Related to Capstead’s Business

Monetary policy actions by the Federal Reserve could adversely affect Capstead’s liquidity, financial condition and earnings. In order to help support the GSEs and the housing markets, by early 2010 the Federal Reserve had acquired $1.25 trillion in Agency Securities. This expansion of the Federal Reserve’s balance sheet is often referred to as “quantitative easing” or QE. In September 2011, in order to promote a stronger economic recovery the Federal Reserve began extending the average maturity of its holdings of securities by selling Treasury securities with maturities of less than three years and purchasing longer-dated Treasuries. This program was referred to as “Operation Twist.” Also in September 2011, the Federal Reserve began reinvesting principal payments from existing holdings of Agency Securities into additional Agency Securities. In September 2012, the Federal Reserve began purchasing additional Agency Securities at a pace of $40 billion per month and announced it would maintain its existing policy of reinvesting principal payments from its existing holdings of Agency Securities. The Federal Reserve articulated that these additional purchases of Agency Securities, referred to as QE3, will continue until the labor market improves substantially.

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

It is anticipated that over the next several years U.S. policy makers will address what the long-term role of the federal government in general, and the GSEs in particular, will have in the housing markets. The actual or perceived credit quality of Agency Securities could be adversely affected by market uncertainty over any legislative or regulatory initiatives that impact the relationship between the GSEs and the federal government. A significantly reduced role by the federal government or other changes in the guarantees provided by Ginnie Mae, the GSEs or their successors could adversely affect the credit profile and pricing of existing holdings and/or future issuances of Agency Securities and whether the Company’s strategy of holding a leveraged portfolio of Agency Securities remains viable, which could adversely affect earnings and book value per common share.

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

An increase in prepayments may adversely affect Capstead’s liquidity, financial condition and earnings. When short- and long-term interest rates are at nearly the same levels (i.e., a “flat yield curve” environment), or when long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage securities generally increases. Prolonged periods of high mortgage prepayments can significantly reduce the expected life of the Company’s portfolio of residential mortgage investments; therefore, actual yields the Company realizes can be lower due to faster amortization of investment premiums, which could adversely affect earnings. High levels of mortgage prepayments can also lead to larger than anticipated demands on the Company’s liquidity from its lending counterparties, as more fully described below. Additionally, periods of high prepayments can adversely affect pricing for Agency Securities in general and, as a result, book value per common share can be adversely affected due to declines in the fair value of the Company’s remaining portfolio and the elimination of any unrealized gains on that portion of the portfolio that prepays.

Changes in interest rates, whether increases or decreases, may adversely affect Capstead’s liquidity, financial condition and earnings. Capstead’s earnings depend primarily on the difference between the interest received on its residential mortgage investments and the interest paid on its related borrowings, net of the effect of derivatives held for hedging purposes. The Company typically finances its investments at 30- to 90-day interest rates. Coupon interest rates on only a portion of the ARM loans underlying the Company’s securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan. Consequently, interest rates on related borrowings not effectively fixed through the use of interest rate swap agreements can rise to levels that may exceed yields on these securities in a rising short-term interest rate environment. This can contribute to lower, or in more extreme circumstances, negative financing spreads and, therefore, adversely affect earnings. Because rising interest rates tend to put downward pressure on financial asset prices, Capstead may be presented with substantial margin calls during such periods adversely affecting the Company’s liquidity. If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses. At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses. In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

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

Capstead’s use of repurchase arrangements to finance its investments may give the Company’s lending counterparties greater rights if the Company seeks bankruptcy protection, exposing the Company to losses. Borrowings made under repurchase arrangements may qualify for special treatment under the U.S. Bankruptcy Code. If the Company files for bankruptcy, its lending counterparties could avoid the automatic stay provisions of the U.S. Bankruptcy Code and liquidate pledged collateral without delay, which could result in losses to the extent of any margin amounts held by the lending counterparties.

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

Capstead is dependent on its executives and employees and the loss of one or more of its executive officers could harm the Company’s business and its prospects. As a self-managed REIT with 13 full-time employees and one part-time employee, Capstead is dependent on the efforts of its key officers and employees, most of whom have significant experience in the mortgage industry. Although the Company’s named executive officers and some of its other employees are parties to severance agreements, the Company’s key officers and employees are not subject to employment agreements with non-compete clauses, nor has Capstead acquired key man life insurance policies on any of these individuals. The loss of any of their services could have an adverse effect on the Company’s operations.

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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:

•	Amortization of investment premiums on residential mortgage investments – Investment premiums on residential mortgage investments are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. For most of Capstead’s residential mortgage investments, estimates and judgments related to future levels of mortgage prepayments are critical to this determination. Mortgage prepayment expectations can change based on how current and projected changes in interest rates impact the economic attractiveness of mortgage refinance opportunities, if available, and other factors such as portfolio composition. In recent years, the ability of mortgagors to refinance has also been impacted by more stringent loan underwriting practices and lending industry capacity restraints, government-sponsored mortgagor relief programs, low housing prices and credit problems being experienced by many of these borrowers. Management estimates mortgage prepayments based on past experiences with specific investments within the portfolio in addition to the factors mentioned above. Should actual prepayment rates differ materially from these estimates, investment premiums would be expensed at a different pace.

•	Fair value and impairment accounting for residential mortgage investments – All but $13 million of Capstead’s residential mortgage investments are held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions. Considerable judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity. See NOTE 9 to the consolidated financial statements (included under Item 1 of this report) for discussion of how Capstead values its residential mortgage investments. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs that is determined to be other-than-temporary, the difference between amortized cost and fair value would be recognized in earnings as a component of Other revenue (expense) if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale. Other-than-temporary impairment of a mortgage security due to other factors would be recognized in Accumulated other comprehensive income and amortized to earnings as a yield adjustment.

•	Accounting for derivative financial instruments – Capstead uses derivatives for risk management purposes. Derivatives are recorded as assets or liabilities and carried at fair value and consequently, changes in value of these instruments enter into the calculation of book value per common share. Fair values fluctuate with current and projected changes in interest rates and other factors such as the Company’s and its counterparties’ nonperformance risk. Judgment is required to develop estimated fair values.

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

The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future 30- and 90-day borrowings and the 20-year floating-rate periods of the Company’s long-term unsecured borrowings. Variable-rate payments to be received on the swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally on a monthly basis while fixed rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments. See “NOTE 7” to the consolidated financial statements (included under Item 1 of this report) and “Financial Condition–Residential Mortgage Investments” for additional information regarding the Company’s current use of derivatives and its related risk management policies.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2013.

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

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: May 2, 2013	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: May 2, 2013	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial Officer