Form 10-Q
period 2013-06-30
CAPSTEAD MORTGAGE CORP
filed 2013-08-05
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	95,761,015 as of August 5, 2013

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

ITEM 1. FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Residential mortgage investments ($13.28 and $13.45 billion pledged under repurchase arrangements at June 30, 2013 and December 31, 2012, respectively)	$13,811,497	$13,860,158
Cash collateral receivable from interest rate swap counterparties	16,314	49,972
Interest rate swap agreements at fair value	8,396	169
Cash and cash equivalents	207,431	425,445
Receivables and other assets	138,008	130,402
Investments in unconsolidated affiliates	3,117	3,117

	$14,184,763	$14,469,263

Liabilities
Repurchase arrangements and similar borrowings	$12,624,572	$12,784,238
Cash collateral payable to interest rate swap counterparties	750	—
Interest rate swap agreements at fair value	11,097	32,868
Unsecured borrowings	103,095	103,095
Common stock dividend payable	30,541	29,512
Accounts payable and accrued expenses	19,290	22,425

	12,789,345	12,972,138

Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, -0- and 186 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	2,604
$1.26 Cumulative Convertible Preferred Stock, Series B, -0- and 16,493 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	186,388
7.50% Cumulative Redeemable Preferred Stock, Series E, 6,800 and -0- shares issued and outstanding ($170,000 aggregate liquidation preference) at June 30, 2013 and December 31, 2012, respectively	164,310	—
Common stock - $0.01 par value; 250,000 shares authorized: 95,761 and 96,229 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	957	962
Paid-in capital	1,336,738	1,367,199
Accumulated deficit	(353,852)	(353,938)
Accumulated other comprehensive income	247,265	293,910

	1,395,418	1,497,125

	$14,184,763	$14,469,263

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Interest income:
Residential mortgage investments	$51,572	$65,787	$110,040	$131,520
Other	107	176	219	326

	51,679	65,963	110,259	131,846

Interest expense:
Repurchase arrangements and similar borrowings	(16,749)	(16,451)	(35,217)	(30,554)
Unsecured borrowings	(2,187)	(2,187)	(4,374)	(4,374)

	(18,936)	(18,638)	(39,591)	(34,928)

	32,743	47,325	70,668	96,918

Other revenue (expense):
Miscellaneous other revenue (expense)	(135)	13	(165)	(156)
Incentive compensation	(123)	(1,295)	(474)	(2,833)
Salaries and benefits	(1,558)	(1,682)	(3,168)	(3,509)
Other general and administrative expense	(1,098)	(1,091)	(2,179)	(2,045)

	(2,914)	(4,055)	(5,986)	(8,543)

Income before equity in earnings of unconsolidated affiliates	29,829	43,270	64,682	88,375
Equity in earnings of unconsolidated affiliates	65	65	130	130

Net income	$29,894	$43,335	$64,812	$88,505

Net income available to common stockholders:
Net income	$29,894	$43,335	$64,812	$88,505
Less dividends on preferred shares	(5,867)	(5,268)	(11,137)	(10,481)
Less redemption preference premiums paid	(19,924)	—	(19,924)	—

	$4,103	$38,067	$33,751	$78,024

Net income per common share:
Basic	$0.04	$0.40	$0.35	$0.85
Diluted	0.04	0.40	0.35	0.85

Weighted average common shares outstanding:
Basic	95,126	93,857	95,073	91,653
Diluted	95,397	94,286	95,359	92,073

Cash dividends declared per share:
Common	$0.310	$0.400	$0.620	$0.830
Series A Preferred	0.317	0.400	0.717	0.800
Series B Preferred	0.252	0.315	0.567	0.630
Series E Preferred	0.323	—	0.323	—

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Quarter Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income	$29,894	$43,335	$64,812	$88,505

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	(68,793)	27,061	(76,498)	67,673
Amounts related to cash flow hedges:
Change in net unrealized losses	17,524	(15,334)	20,003	(17,085)
Reclassification adjustment for amounts included in net income	4,416	4,830	9,850	9,795

	(46,853)	16,557	(46,645)	60,383

Comprehensive income (loss)	$(16,959)	$59,892	$18,167	$148,888

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30
	2013	2012
Operating activities:
Net income	$64,812	$88,505
Noncash items:
Amortization of investment premiums	62,028	40,195
Depreciation and other amortization	86	99
Amortization of equity-based awards	1,078	1,098
Change in measureable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	(146)	(147)
Gain on sales of real estate held for sale	—	(199)
Net change in receivables, other assets, accounts payable and accrued expenses	(1,162)	(3,582)

Net cash provided by operating activities	126,696	125,969

Investing activities:
Purchases of residential mortgage investments	(1,833,501)	(2,684,789)
Interest receivable acquired with the purchase of residential mortgage investments	(3,137)	(4,382)
Proceeds from sales of real estate held for sale	—	1,415
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	1,735,407	1,161,850

Net cash used in investing activities	(101,231)	(1,525,906)

Financing activities:
Proceeds from repurchase arrangements and similar borrowings	70,818,365	62,587,261
Principal payments on repurchase arrangements and similar borrowings	(70,978,025)	(61,210,906)
Decrease (increase) in cash collateral receivable from interest rate swap counterparties	33,658	(7,253)
Increase in cash collateral payable to interest rate swap counterparties	750	—
Cash paid to redeem Series A & B preferred shares	(207,033)	—
Common share repurchases	(7,292)	—
Proceeds from capital raising activities:
Issuance of preferred shares	164,310	4,479
Issuance of common shares	—	121,488
Other capital stock transactions	(522)	(419)
Dividends paid	(67,690)	(88,189)

Net cash (used in) provided by financing activities	(243,479)	1,406,461

Net change in cash and cash equivalents	(218,014)	6,524
Cash and cash equivalents at beginning of period	425,445	426,717

Cash and cash equivalents at end of period	$207,431	$433,241

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2013. For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. Certain prior period amounts have been reclassified to conform to the current year presentation. These include reclassification amounts associated with the change in mortgage securities principal remittance receivable for the six months ended June 30, 2012 that in order to properly present this change has been reclassified from operating activities to investing activities in the Statement of Cash Flows. The effect of this correction decreased cash provided by operating activities and cash used in investing activities by $15.8 million for the six months ended June 30, 2012.

Recent Accounting Developments

In December 2011 the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The Company adopted the requirements of ASU No. 2011-11 as amended by ASU No. 2013-01 with its first quarterly filing in 2013.

In February 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income that amended ASU No. 2011-12 and ASU No. 2011-05. The Company adopted the requirements of ASU No. 2013-02 with its first quarterly filing in 2013.

The provisions of these ASUs are all disclosure-related and as such, their adoption by the Company had no effect on its results of operations, financial condition, or cash flows.

NOTE 3 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income, after deducting preferred share dividends and adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding, calculated excluding unvested stock awards.

Diluted net income per common share is computed by dividing net income available to common stockholders, after adding dividends on convertible preferred shares when such shares are dilutive, by the basic weighted average number of common shares and common share equivalents outstanding, giving effect to equity awards and convertible preferred shares when such awards and shares are dilutive. Prior to their redemption on June 13, 2013, the Series A and B preferred shares were considered dilutive whenever basic net income per common share exceeded each Series’ dividend divided by the conversion rate applicable for that period. Unvested stock awards that are deemed participating securities are included in the calculation of diluted net income per common share, if dilutive, under either the two class method or the treasury stock method, depending upon which method produces the more dilutive result.

Components of the computation of basic and diluted net income per common share were as follows (dollars in thousands, except per share amounts):

	Quarter Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Basic net income per common share
Numerator for basic net income per common share:
Net income	$29,894	$43,335	$64,812	$88,505
Redemption premiums paid on Series A and Series B preferred shares*	(19,924)	—	(19,924)	—
Preferred share dividends	(5,867)	(5,268)	(11,137)	(10,481)
Unvested stock award participation in earnings	(32)	(100)	(64)	(206)

	$4,071	$37,967	$33,687	$77,818

Denominator for basic net income per common share:
Weighted average common shares outstanding	95,616	94,362	95,588	92,171
Average unvested stock awards outstanding	(490)	(505)	(515)	(518)

	95,126	93,857	95,073	91,653

	$0.04	$0.40	$0.35	$0.85

Diluted net income per common share
Numerator for diluted net income per common share:
Net income available to common stockholders	$4,071	$37,967	$33,687	$77,818
Dividends on dilutive convertible preferred shares	—	74	44	149

	$4,071	$38,041	$33,731	$77,967

Denominator for diluted net income per common share:
Basic weighted average common shares outstanding	95,126	93,857	95,073	91,653
Net effect of dilutive stock and option awards	148	121	134	111
Net effect of dilutive convertible preferred shares	123	308	152	309

	95,397	94,286	95,359	92,073

	$0.04	$0.40	$0.35	$0.85

*	The Series A and Series B preferred shares were redeemed on June 13, 2013 – See NOTE 9.

Potentially dilutive securities excluded from the computation of net income per common share because the effect of inclusion was antidilutive during the indicated periods were as follows (in thousands):

	Quarter Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Antidilutive convertible preferred shares*	16,570	16,493	16,570	16,493
Antidilutive equity awards excludable under the treasury stock method:
Shares issuable under option awards	35	10	35	10
Unvested stock awards	—	3	—	3

*	The Series A and Series B preferred shares were redeemed on June 13, 2013 – See NOTE 9.

NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
June 30, 2013
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$2,516	$7	$2,523	$2,526	6.68%	6.20%
ARMs	11,320,526	362,347	11,682,873	11,911,594	2.64	1.51
Ginnie Mae ARMs	1,805,657	60,645	1,866,302	1,887,529	2.63	1.61

	13,128,699	422,999	13,551,698	13,801,649	2.64	1.52

Residential mortgage loans:
Fixed-rate	2,753	2	2,755	2,755	7.00	5.28
ARMs	4,637	19	4,656	4,656	3.85	3.47

	7,390	21	7,411	7,411	5.02	4.15

Collateral for structured financings	2,397	40	2,437	2,437	8.11	7.36

	$13,138,486	$423,060	$13,561,546	$13,811,497	2.64	1.53

December 31, 2012
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$3,194	$9	$3,203	$3,208	6.70%	6.47%
ARMs	11,547,954	356,646	11,904,600	12,198,922	2.69	1.72
Ginnie Mae ARMs	1,566,749	48,248	1,614,997	1,647,119	2.77	1.95

	13,117,897	404,903	13,522,800	13,849,249	2.70	1.75

Residential mortgage loans:
Fixed-rate	3,007	5	3,012	3,012	7.01	6.15
ARMs	5,031	20	5,051	5,051	3.87	3.85

	8,038	25	8,063	8,063	5.04	4.71

Collateral for structured financings	2,799	47	2,846	2,846	8.12	7.57

	$13,128,734	$404,975	$13,533,709	$13,860,158	2.71	1.76

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale (see NOTE 10).

(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the quarter then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

Because of federal government support for the GSEs, Agency Securities are considered to have limited, if any, credit risk. Residential mortgage loans held by the Company were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company. Collateral for structured financings consists of private residential mortgage securities that are backed by loans obtained through this mortgage conduit and are pledged to secure repayment of related structured financings. Credit risk for these securities is borne by the related bondholders. The maturity of Residential mortgage investments is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, actual maturities will be significantly shorter than the portfolio’s weighted average contractual maturity of 292 months.

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

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”). Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements. Current-reset ARM securities have months to roll of less than 18 months while longer-to-reset ARM securities have months to roll of 18 months or greater. As of June 30, 2013, the average months to roll for the Company’s $7.58 billion (amortized cost basis) in current-reset ARM securities was 5.7 months while the average months-to-roll for the Company’s $5.97 billion (amortized cost basis) in longer-to-reset ARM securities was 42.2 months.

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

NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS

Capstead generally pledges its Residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each borrowing is initiated or renewed. Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as financings. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.” Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase arrangements at the conclusion of existing repurchase arrangements. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.

Repurchase arrangements and similar borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated date were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
As of June 30, 2013:
Borrowings with maturities of 30 days or less:
Agency Securities	$13,230,844	$28,866	$12,583,045	0.37%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	42,266	50	39,090	0.45
Similar borrowings:
Collateral for structured financings*	2,437	—	2,437	8.11

	$13,275,547	$28,916	$12,624,572	0.37

Quarter-end borrowing rates adjusted for effects of related derivative financial instruments (“Derivatives”) held as cash flow hedges (see NOTE 7)				0.50

As of December 31, 2012:
Borrowings with maturities of 30 days or less:
Agency Securities	$13,406,253	$32,807	$12,739,872	0.47%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	44,060	51	41,520	0.57
Similar borrowings:
Collateral for structured financings*	2,846	—	2,846	8.12

	$13,453,159	$32,858	$12,784,238	0.47

Quarter-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.65

*	The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral and these financings are subject to redemption by the residual bondholders.

Average borrowings outstanding during the indicated quarters varied from borrowings outstanding at the indicated balance sheet dates due to differences in the timing and amount of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	June 30, 2013		December 31, 2012
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates for the indicated quarters, adjusted for the effects of related Derivatives held as cash flow hedges	$12,670,277	0.53%	$13,228,535	0.63%

NOTE 7 — USE OF DERIVATIVE FINANCIAL INSTRUMENTS, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

To help mitigate exposure to higher interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms. These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day borrowings under repurchase arrangements. This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and actual borrowing rates. Additionally, changes in fair value of these Derivatives tend to at least partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

During the quarter and six months ended June 30, 2013 Capstead entered into new forward-starting swap agreements with notional amounts of $1.10 billion and $1.90 billion, respectively. These swap agreements require fixed rate interest payments averaging 0.46% and 0.47%, respectively, for two-year periods that commence on various dates between December 2013 and April 2014. Swap agreements with notional amounts totaling $700 million and $1.80 billion requiring fixed rate interest payments averaging 0.96% and 0.87%, respectively, expired during the quarter and six months ended June 30, 2013. At June 30, 2013, the Company’s portfolio financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement
Currently-paying contracts:
Third quarter 2013	$300,000	0.87%
Fourth quarter 2013	800,000	0.78
First quarter 2014	200,000	0.60
Second quarter 2014	400,000	0.51
Third quarter 2014	200,000	0.51
Fourth quarter 2014	500,000	0.58
First quarter 2015	1,100,000	0.50
Second quarter 2015	200,000	0.43

(average expiration: 12 months)	3,700,000	0.61

Forward-starting contracts:
Third quarter 2015	400,000	0.47
Fourth quarter 2015	1,200,000	0.45
First quarter 2016	1,000,000	0.47
Second quarter 2016	400,000	0.45

(average expiration: 29 months)	3,000,000	0.46

(average expiration: 20 months)	$6,700,000

In addition to portfolio financing-related swap positions, in 2010 the Company entered into three forward-starting three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million, average fixed rates of 4.09% that begin in 2015 and 2016, and 20-year payment terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings. These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate associated with the floating-rate terms of these long-term borrowings (see NOTE 8).

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

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet Location	June 30, 2013	December 31, 2012
Balance sheet-related
Interest rate swap agreements in a gain position (an asset) related to borrowings under repurchase arrangements	(a)	$8,396	$169
Interest rate swap agreements in a loss position (a liability) related to:
Borrowings under repurchase arrangements	(a)	(8,284)	(18,671)
Unsecured borrowings	(a)	(2,813)	(14,197)
Related net interest payable	(b)	(6,056)	(7,788)

		$(8,757)	$(40,487)

(a)	The fair value of Derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheet separately from the fair value of Derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses at June 30, 2013 scheduled to be recognized in the Statement of Income over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates totaled $10.5 million.
(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheet.

	Location of
	Gain or (Loss)
	Recognized in	Quarter Ended June 30		Six Months Ended June 30
	Net Income	2013	2012	2013	2012
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions		$(4,416)	$(4,830)	$(9,850)	$(9,795)
Amount of gain (loss) recognized (ineffective portion)		(24)	(448)	96	(307)

Increase in interest expense and decrease in Net income as a result of the use of Derivatives	(a)	$(4,440)	$(5,278)	$(9,754)	$(10,102)

Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income (loss) (effective portion)		$17,524	$(15,334)	$20,003	$(17,085)

(a)	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the Statement of Income.

The Company’s swap agreements and borrowings under repurchase arrangements are subject to master netting arrangements in the event of default on, or termination of, any one contract. See NOTE 6 for more information on the Company’s use of repurchase arrangements. The following tables provide disclosures concerning offsetting of financial liabilities and Derivatives as of the indicated dates (in thousands):

	Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet
	Amounts of Recognized Assets	Offset in the Balance Sheet	Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
As of June 30, 2013:
Counterparty 1	$3,536	$—	$3,536	$(3,536)	$—	$—
Counterparty 2	4,860	—	4,860	(4,860)	—	—

	$8,396	$—	$8,396	$(8,396)	$—	$—

As of December 31, 2012:
Counterparty 1	$128	$—	$128	$(128)	$—	$—
Counterparty 2	41	—	41	(41)	—	—

	$169	$—	$169	$(169)	$—	$—

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet
	Amounts of Recognized	Offset in the Balance	Presented in the Balance	Financial	Cash Collateral	Net
	Liabilities (a)	Sheet	Sheet (a)	Instruments	Pledged (b)	Amount
As of June 30, 2013:
Derivatives by counterparty:
Counterparty 1	$9,918	$—	$9,918	$(3,536)	$(6,382)	$—
Counterparty 2	5,654	—	5,654	(4,860)	—	794
Counterparty 3	1,581	—	1,581	—	(1,581)	—

	17,153	—	17,153	(8,396)	(7,963)	794

Repurchase arrangements and similar borrowings	12,627,383	—	12,627,383	(12,627,383)	—	—

	$12,644,536	$—	$12,644,536	$(12,635,779)	$(7,963)	$794

As of December 31, 2012:
Derivatives by counterparty:
Counterparty 1	$26,904	$—	$26,904	$(128)	$(26,776)	$—
Counterparty 2	12,357	—	12,357	(41)	(11,500)	816
Counterparty 3	1,395	—	1,395	—	(1,395)	—

	40,656	—	40,656	(169)	(39,671)	816

Repurchase arrangements and similar borrowings	12,791,243	—	12,791,243	(12,791,243)	—	—

	$12,831,899	$—	$12,831,899	$(12,791,412)	$(39,671)	$816

(a)	Amounts include accrued interest of $6.1 million and $7.8 million on interest rate swap agreements and $2.8 million and $7.0 million on repurchase arrangements and similar borrowings, included in “Accounts payable and accrued expenses” on the face of the Balance Sheets as of June 30, 2013 and December 31, 2012, respectively.
(b)	Amounts presented are limited to collateral pledged sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

Changes in Accumulated other comprehensive income by component for the quarter and six months ended June 30, 2013 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at March 31, 2013	$(24,626)	$318,744	$294,118

Activity for the quarter ended June 30, 2013:
Other comprehensive income (loss) before reclassifications	17,524	(68,793)	(51,269)
Amounts reclassified from accumulated other comprehensive income	4,416	—	4,416

Net other comprehensive income (loss)	21,940	(68,793)	(46,853)

Balance at June 30, 2013	$(2,686)	$249,951	$247,265

Balance at December 31, 2012	$(32,539)	$326,449	$293,910

Activity for the six months ended June 30, 2013:
Other comprehensive income (loss) before reclassifications	20,003	(76,498)	(56,495)
Amounts reclassified from accumulated other comprehensive income	9,850	—	9,850

Net other comprehensive income (loss)	29,853	(76,498)	(46,645)

Balance at June 30, 2013	$(2,686)	$249,951	$247,265

NOTE 8 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2006 and 2005 to three special-purpose statutory trusts. These unconsolidated affiliates were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of so-called trust preferred securities with unrelated third party investors. Included in Receivables and other assets are $2.3 million in remaining issue costs associated with these transactions at June 30, 2013 and December 31, 2012. Note balances and related weighted average interest rates as of June 30, 2013 and December 31, 2012 (calculated including issue cost amortization) were as follows (dollars in thousands):

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

NOTE 9 — ISSUANCE OF 7.50% SERIES E PERPETUAL PREFERRED SHARES AND REDEMPTION OF SERIES A AND B PERPETUAL PREFERRED SHARES

On May 16, 2013 Capstead completed a public offering of 6.8 million shares ($170.0 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share. The Series E shares are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends, on or after May 13, 2018. Proceeds of the offering after underwriting fees and other costs totaled $164.3 million and together with $42.7 million of cash on hand were used to fund the June 13, 2013 redemption of 77,199 and 16,461,340 shares of the Company’s Series A and B perpetual preferred shares, respectively. Shareholders holding the remaining 109,050 Series A and 31,769 B shares that were outstanding prior to announcing the redemptions, exercised their conversion rights resulting in the issuance of 180,799 and 20,345 common shares, respectively. The Series A and B preferred shares that were redeemed had redemption preferences aggregating $207.0 million, a total of $19.9 million in excess of these shares’ recorded amounts on the Company’s balance sheet. This redemption preference premium is reflected as a $0.21 per common share reduction in net income available to common stockholders on the face of the Company’s Statement of Income for both the quarter and six months ended June 30, 2013.

NOTE 10 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

This note provides fair value disclosures as of the indicated balance sheet dates, all of which are determined using Level 2 Inputs in accordance with ASC 820, for Capstead’s financial assets and liabilities, most of which are influenced by changes in, and market expectations for changes in, interest rates and market liquidity conditions, as well as other factors beyond the control of management.

Residential mortgage investments, nearly all of which are mortgage securities classified as available-for-sale, are measured at fair value on a recurring basis. In determining fair value estimates for mortgage securities the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions. In determining fair value estimates for longer-term borrowings under repurchase arrangements, if any, the Company considers pricing levels indicated by lenders for entering into new transactions using similar pledged collateral with terms equal to the remaining terms of the longer-term borrowings. In determining fair value estimates for unsecured borrowings, the Company considers current pricing for financial instruments with similar characteristics. Excluded from these disclosures are financial instruments for which the Company’s cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, which are valued using primarily Level 1 measurements, including Cash and cash equivalents, cash collateral receivable from, or payable to, interest rate swap counterparties, receivables, payables and borrowings under repurchase arrangements with initial terms of 120 days or less. See NOTE 7 for information relative to the valuation of interest rate swap agreements.

Fair value disclosures for financial instruments other than debt securities were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Residential mortgage loans	$7,411	$7,500	$8,063	$8,200
Interest rate swap agreements	8,396	8,396	169	169
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	—	—	41,520	41,500
Unsecured borrowings	103,095	104,100	103,095	104,600
Interest rate swap agreements	11,097	11,097	32,868	32,868

Fair value and related disclosures for debt securities were as follows (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
As of June 30, 2013
Agency Securities classified as available-for-sale	$13,549,226	$269,266	$19,315	$13,799,177
Residential mortgage securities classified as held-to-maturity	4,909	242	—	5,151
As of December 31, 2012
Agency Securities classified as available-for-sale	$13,519,657	$328,412	$1,963	$13,846,106
Residential mortgage securities classified as held-to-maturity	5,989	309	—	6,298

	June 30, 2013		December 31, 2012
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$24,761	$157	$29,760	$120
Less than one year	3,310,351	19,158	751,645	1,843

	$3,335,112	$19,315	$781,405	$1,963

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

From a credit risk perspective, federal government support for the GSEs helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at June 30, 2013.

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

Dividend Equivalent Rights issued and outstanding at June 30, 2013 and the related compensation costs for the quarter and six months ended June 30, 2013 were as follows:

Month of Grant*	Total Grant	Quarter Ended June 30, 2013	Six-Months Ended June 30, 2013
July 2008	225,000	$70,000	$140,000
July 2009	225,000	70,000	140,000
July 2010	60,000	19,000	38,000
August 2011	72,000	22,000	44,000
July 2012	72,000	22,000	44,000

	654,000	$203,000	$406,000

*	All grants expire July 1, 2015 unless extended by the Committee.

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

The current formula for the incentive pool is based on a 10.0% participation in annual earnings in excess of an amount established by multiplying average long-term investment capital by a benchmark rate equal to the greater of 10.0% or the average 10-year U.S. Treasury rate plus 200 basis points, subject to a cap of 50 basis points multiplied by average long-term investment capital. Annual earnings for formula purposes is defined as Net income excluding (i) Incentive compensation, (ii) any gains or losses from asset sales or writedowns, including impairment charges, and (iii) interest on Unsecured borrowings, net of equity in the earnings of related statutory trusts reflected in the balance sheet as Investments in unconsolidated affiliates. Average long-term investment capital for formula purposes is defined as average Unsecured borrowings, net of related investments in statutory trusts, and average Stockholders’ equity, excluding (i) Accumulated other comprehensive income, (ii) incentive compensation accruals, (iii) certain gains or losses from asset sales or writedowns, and (iv) interest accruals on Unsecured borrowings. Included in Accounts payable and accrued expenses are annual incentive compensation accruals totaling $474,000 and $2,833,000 at June 30, 2013 and 2012, respectively.

Long-term Equity-based Awards

The Company sponsors equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”). At June 30, 2013, the Plans had 500,018 common shares remaining available for future issuance.

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

The following table includes performance-based stock awards issued to employees with related measurement period information at June 30, 2013:

				Final	Remaining Shares with
	Grant Date	Total		Measurement	Initial Measurement Periods
	Fair Value	Original		Period Ends	Ending December 31
Year of Grant	Per Share	Grants		December 31	2013	2014	2015	2016
2008	$10.18	140,658	(a)	2015	—	—	—	—
2009	14.33	110,917	(b)	2016	52,915	—	—	—
2010	12.44	128,766		2017	61,508	61,499	—	—
2011	12.72	132,490		2018	—	63,722	63,718	—
2012	11.67	145,399		2019	—	—	69,853	69,849

(a)	The performance criteria for the three-year measurement periods ending December 31, 2012 and 2011 were met resulting in the vesting of 67,599 shares associated with the first 50% of this grant in February 2012 and 67,595 shares associated with the second 50% of this grant in January 2013.
(b)	The performance criteria for the first three-year measurement period ending December 31, 2012 was met resulting in the January 2013 vesting of 53,431 shares associated with the first 50% of this grant.

The following table includes service-based stock awards issued to directors and employees with related vesting and forfeiture information (subject to certain restrictions, principally continuous service), at June 30, 2013:

	Grant Date	Total			Remaining Shares
	Fair Value	Original	As of June 30, 2013		Scheduled to Vest During:
Year of Grant	Per Share	Grants	Vested	Forfeited	2013*	2014
2007	$12.93	156,000	98,507	12,832	22,497	22,164
2008	12.87	6,000	6,000	—	—	—
2009	11.39	6,000	6,000	—	—	—
2010	11.64	12,000	12,000	—	—	—
2011	13.23	24,000	24,000	—	—	—
2012	13.59	29,000	29,000	—	29,000	—
2013	13.02	28,000	—	—	—	28,000

*	The 2007 grant shares vested in January 2013 and the 2012 grant shares vested in April 2013.

Performance-based and service-based stock award activity for the quarter and six months ended June 30, 2013 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock awards outstanding at December 31, 2012	657,720	$12.48
Grants	28,000	13.02
Vestings	(172,523)	12.41
Forfeitures	(19,969)	12.65

Unvested stock awards outstanding at June 30, 2013	493,228	12.53

During the quarter and six months ended June 30, 2013, the Company recognized in Salaries and benefits $469,000 and $875,000, respectively, related to amortization of the grant date fair value of employee performance-based and service-based stock awards. The amounts amortized for these periods assumed that performance criteria, if applicable, would continue to be met for related initial measurement periods. In addition, the Company recognized in Other general and administrative expense $97,000 and $203,000 related to amortization of the grant date fair value of service-based director stock awards during the quarter and six months ended June 30, 2013, respectively. The 2009 performance-based stock awards and all service-based stock awards receive dividends on a current basis without risk of forfeiture if the related awards do not vest. Performance-based awards granted subsequent to 2009 defer the payment of dividends accruing during the vesting period until vesting and if the related awards do not vest these accrued dividends will be forfeited. At June 30, 2013 dividends payable pertaining to these awards totaled $976,000 and are included in Common stock dividend payable. Unrecognized compensation expense for unvested stock awards totaled $3.7 million as of June 30, 2013, to be expensed over a weighted average period of 1.3 years (assumes minimal employee attrition and applicable performance criteria are met for related initial measurement periods).

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

Option award activity for the six months ended June 30, 2013 is summarized below:

	Number of Shares	Weighted Average Exercise Price
Option awards outstanding at December 31, 2012	97,500	$11.63
Exercises	(5,000)	9.56

Option awards outstanding at June 30, 2013	92,500	11.74

Exercisable option awards outstanding as of June 30, 2013 totaled 92,500 shares with a weighted average remaining contractual term of 4.2 years, an average exercise price of $11.74 and an aggregate intrinsic value of $75,000. The total intrinsic value of option awards exercised during the six months ended June 30, 2013 was $17,000.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers. In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and makes discretionary contributions of up to another 3% of compensation regardless of participation in the plans. Company contributions are subject to certain vesting requirements. During the quarter and six months ended June 30, 2013, the Company recognized in Salaries and benefits $25,000 and $88,000 related to contributions to these plans, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

Capstead operates as a self-managed REIT and earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of ARM Agency Securities, which are considered to have limited, if any, credit risk. This focus on ARM Agency Securities that reset to more current interest rates within a relatively short period of time allows for the recovery of financing spreads diminished during periods of rising interest rates and smaller fluctuations in portfolio values compared to fixed-rate mortgage securities. With this strategy, Capstead is widely recognized as the most defensively-positioned residential mortgage REIT from an interest rate and credit risk perspective. See NOTE 1 to the accompanying consolidated financial statements for certain definitions of acronyms and terms used herein.

Capstead finances its investments with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital, which as of June 30, 2013 totaled $1.50 billion and consisted of $1.23 billion of common and $164 million of perpetual preferred stockholders’ equity (recorded amount) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts). Long-term investment capital decreased by $102 million during the six months ended June 30, 2013 primarily as a result of (a) lower portfolio pricing levels, net of interest rate swap agreements held for hedging purposes ($47 million), (b) the June redemption of the Company’s high-cost Series A and B preferred shares using proceeds from issuing the Company’s 7.50% Series E perpetual preferred shares and cash on hand ($43 million), (c) early first quarter common share repurchases ($7 million) and (d) common dividend payments in excess of earnings and other operational factors ($5 million).

Capstead fully replaced portfolio runoff and as of the date of this report has not sold any mortgage assets. The recorded value of Capstead’s holdings of ARM Agency Securities decreased by $49 million to $13.81 billion at June 30, 2013 primarily reflecting a 45 basis point decline in portfolio pricing levels due largely to recent increases in market interest rates. Borrowings under repurchase arrangements decreased by $160 million during 2013 to $12.62 billion. Portfolio leverage (borrowings under repurchase arrangements divided by long-term investment capital) increased to 8.44 to one by June 30, 2013 from 8.00 at December 31, 2012 primarily reflecting the decline in long-term investment capital noted above. Management believes borrowing at approximately 8.50 to one represents an appropriate and prudent use of leverage for a portfolio of Agency Securities under current market conditions, particularly a portfolio consisting almost entirely of relatively short-duration and well-seasoned ARM Agency Securities (duration is a common measure of market price sensitivity to interest rate movements).

Capstead reported net income of $0.04 and $0.35 per diluted common share for the quarter and six months ended June 30, 2013, respectively, compared to $0.40 and $0.85 per diluted common share for the same periods in 2012. Net income per diluted common share in 2013 includes redemption preference premiums paid and other one-time effects of this quarter’s preferred capital transactions. Excluding these items, core earnings were $0.27 and $0.58 per diluted common share for the quarter and six month periods. See page 29 for further information regarding this non-GAAP financial measure.

Financing spreads on residential mortgage investments averaged 100 and 108 basis points for the quarter and six months ended June 30, 2013, respectively, compared to 150 and 157 basis points during the same periods in 2012. Lower financing spreads since the first half of 2012 reflect (a) lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions, and (b) higher investment premium amortization because of higher levels of mortgage prepayments as well as higher prices paid for portfolio acquisitions in recent years. Even as unhedged borrowing rates for the second quarter of 2013 have declined from levels experienced the latter half of 2012, these rates were higher than rates in effect during the first half of 2012 because of changes in market conditions. A portion of this increase was offset by lower rates on currently-paying interest rate swap agreements. Operating costs as a percentage of average long-term investment capital averaged 68 and 72 basis points for the quarter and six months ended June 30, 2013, respectively, compared to 106 and 112 basis points during the same periods in 2012. The decline primarily reflects lower performance-based compensation costs.

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

Issuance of 7.50% Series E and Redemption of Series A and B Perpetual Preferred Shares

On May 16, 2013 Capstead completed a public offering of 6.8 million shares ($170.0 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share. Net proceeds of the offering after underwriting fees and other costs totaled $164 million and together with $43 million of cash on hand were used to fund the June 13, 2013 redemption of 77,199 and 16,461,340 shares of the Company’s Series A and B perpetual preferred shares, respectively. Shareholders holding the remaining Series A and B shares outstanding prior to announcing the redemption exercised their conversion rights resulting in the issuance of 201,144 common shares. The preferred shares that were redeemed had redemption preferences aggregating $207 million, a total of $20 million in excess of these shares’ recorded amounts on the Company’s balance sheet. This redemption preference premium is reflected as a $0.21 per common share reduction in net income available to common stockholders on the face of the Company’s Statement of Income. As a result of these transactions, future quarterly net income available to common stockholders and net income per diluted common share will benefit from $2 million in lower preferred dividend requirements ($0.02 per diluted common share).

Common Share Repurchases

In late 2012 Capstead implemented a $100 million common share repurchase program and suspended its continuous offering program until further notice. Purchases made pursuant to the common share repurchase program can be made in the open market or through privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and are subject to economic and market conditions, applicable legal requirements and other factors. Pursuant to this authorization, in November and December 2012 repurchases totaled 3 million common shares at an average cost of $11.80 per share for $35 million. An additional 638,000 shares were repurchased in early January 2013 at an average cost of $11.43 per share for $7 million, leaving $58 million of the authorization available for future repurchases. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. Upon suspension of the repurchase program, issuances of common shares under the continuous offering program or by other means may resume subject to compliance with federal securities laws, market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

Book Value per Common Share

Nearly all of Capstead’s residential mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share (total stockholders’ equity, less the $170 million aggregate liquidation preference for the newly-issued Series E preferred shares, divided by common shares outstanding). The fair value of these investments is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels, among other factors. The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels. Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios containing a significant amount of non-agency and/or fixed-rate mortgage securities. The following table illustrates the progression of the Company’s book value per common share for the quarter and six months ended June 30, 2013:

	Quarter Ended June 30, 2013		Six Months Ended June 30, 2013
Book value per common share, beginning of period	$13.60		$13.58

Effect of preferred capital transactions:
Redemption preference premiums paid on Series A and B preferred shares, net of related liquidation preference premiums	(0.19)		(0.19)
Dilution from Series A and B preferred share conversions	(0.01)		(0.01)
Series E preferred share liquidation preference premium	(0.06)		(0.06)
Dividends on Series A and B preferred shares during redemption period excluded from core earnings	(0.02)		(0.02)

	(0.28)	(2.1)%	(0.28)	(2.1)%

Other capital transactions:
Dividend distributions in excess of core earnings	(0.04)		(0.04)
Accretion from common share repurchases	—		0.01
Increase related to stock awards	0.01		0.01
Change in unrealized gains and losses on mortgage securities classified as available-for-sale	(0.72)		(0.79)
Change in unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Borrowings under repurchase arrangements	0.14		0.19
Unsecured borrowings	0.09		0.12

	(0.52)	(3.8)%	(0.50)	(3.7)%

Book value per common share, end of period	$12.80		$12.80

Decrease in book value per common share for the indicated periods	$(0.80)	(5.9)%	$(0.78)	(5.7)%

Residential Mortgage Investments

Capstead’s investment strategy focuses on managing a large portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities. Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by the GSEs, which are federally chartered corporations, or Ginnie Mae, which is an agency of the federal government. Federal government support for the GSEs has largely alleviated market concerns regarding the ability of the GSEs to fulfill their guarantee obligations. By focusing on investing in relatively short duration and well-seasoned ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration ARM or fixed-rate assets. These recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment allowing for the potential recovery of financing spreads diminished during periods of rising short-term interest rates.

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter and six months ended June 30, 2013 (in thousands):

	Quarter Ended June 30, 2013	Six Months Ended June 30, 2013
Residential mortgage investments, beginning of period	$13,854,405	$13,860,158
Decrease in unrealized gains on mortgage securities classified as available-for-sale	(68,793)	(76,498)
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.13% and 2.11%	949,977	1,753,386
Investment premiums on acquisitions*	43,641	80,115
Portfolio runoff (principal amount)	(934,090)	(1,743,636)
Investment premium amortization	(33,643)	(62,028)

Residential mortgage investments, end of period	$13,811,497	$13,811,497

Average residential mortgage investments outstanding during the indicated periods	$13,806,150	$13,835,949

*	Residential mortgage investments typically are acquired at a premium to the securities’ unpaid principal balances. Investment premiums are recognized in earnings as portfolio yield adjustments using the interest method over the estimated lives of the related investments. As such, the level of mortgage prepayments impacts how quickly investment premiums are amortized.

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities). After consideration of any applicable initial fixed-rate periods, at June 30, 2013 approximately 82%, 11% and 7% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly. Approximately 91% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date. Additionally, at June 30, 2013 approximately 17% of the Company’s ARM securities were backed by interest-only loans that have not reached an initial coupon reset date. All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

Capstead’s ARM holdings featured the following characteristics at June 30, 2013 (dollars in thousands):

ARM Type (a)	Amortized Cost Basis (b)	Net(b) WAC (c)	Fully Indexed WAC (c)	Average Net Margins (c)	Average Periodic Caps (c)	Average Lifetime Caps (c)	Months To Roll (a)
Current-reset ARMs:
Fannie Mae Agency Securities	$4,905,774	2.40%	2.21%	1.70%	3.23%	10.13%	5.3
Freddie Mac Agency Securities	1,728,054	2.57	2.33	1.84	2.07	10.64	6.0
Ginnie Mae Agency Securities	939,782	2.51	1.69	1.51	1.03	8.99	7.1
Residential mortgage loans	4,656	3.49	2.32	2.04	1.51	10.97	4.5

	7,578,266	2.45	2.17	1.71	2.70	10.10	5.7

Longer-to-reset ARMs:
Fannie Mae Agency Securities	3,195,232	2.89	2.45	1.76	4.93	7.90	44.1
Freddie Mac Agency Securities	1,853,813	2.92	2.52	1.83	4.95	7.94	45.1
Ginnie Mae Agency Securities	926,520	2.75	1.67	1.51	1.04	7.79	30.1

	5,975,565	2.88	2.35	1.74	4.33	7.89	42.2

	$13,553,831	2.64	2.25	1.72	3.42	9.13	21.6

Gross WAC (rate paid by borrowers) (d)		3.25

(a)	Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities). Once an ARM loan reaches its initial reset date, it will reset at least once a year to a margin over a corresponding interest rate index, subject to periodic and lifetime limits or caps.
(b)	Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses. As of June 30, 2013, the ratio of amortized cost basis to related unpaid principal balance for the Company’s ARM securities was 103.22. This table excludes $3 million in fixed-rate Agency Securities, $3 million in fixed-rate residential mortgage loans and $2 million in private residential mortgage pass-through securities held as collateral for structured financings.
(c)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer typically have 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps or were not subject to a cap. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less related current net WAC, for ARM securities subject only to lifetime caps. At quarter-end, 76% of current-reset ARMs were subject to periodic caps averaging 1.85%; 9% were subject to initial caps averaging 2.48%; 14% were subject to lifetime caps, less related current net WAC, averaging 7.60%; and 1% were not subject to a cap. All longer-to-reset ARM securities at June 30, 2013 were subject to initial caps.
(d)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

Capstead generally pledges its residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each borrowing is initiated or renewed. None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions. Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as financings by the Company. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.” Haircut requirements for pledged Agency Securities have remained relatively stable since early in 2009 and as of June 30, 2013, haircuts on outstanding borrowings averaged 4.5 percent and ranged from 3.0 to 5.0 percent of the fair value of the pledged securities. After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $677 million of capital at risk with its lending counterparties as of June 30, 2013.

Interest rates charged on repurchase arrangements are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. When the fair value of pledged securities declines due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Conversely, if collateral fair values increase, lenders are required to release collateral back to the Company pursuant to Company-issued margin calls. The Company’s borrowings under repurchase arrangements and similar borrowings at June 30, 2013 consisted of $12.62 billion of primarily 30-day borrowings with 24 counterparties at average rates of 0.37%, before the effects of interest rate swap agreements held as cash flow hedges (see below) and 0.50% including the effects of these derivatives.

To help mitigate exposure to higher short-term interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms. Variable payments received by the Company under these swap agreements largely offset interest accruing on a like amount of the Company’s 30- to 90-day borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments. These adjustments include the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowing rates. At June 30, 2013, the Company held related swap agreements totaling $6.70 billion notional amount with average maturities of 20 months. These swap positions consisted of (a) $3.70 billion notional amount in currently-paying swap agreements requiring the payment of fixed rates of interest averaging 0.61% for average remaining interest-payment terms of 12 months and (b) $3.00 billion notional amount in forward-starting swap agreements that will begin requiring fixed rate interest payments averaging 0.46% for two-year periods that commence on various dates between September 2013 and April 2014, with an average expiration of 29 months. After consideration of all swap positions entered into as of quarter-end to hedge borrowings under repurchase arrangements, the Company’s residential mortgage investments and related borrowings had estimated durations at June 30, 2013 of 11.5 months and 10.5 months, respectively, for a net duration gap of approximately one month – see pages 33 and 34 under the caption “Interest Rate Risk” for further information. The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

Components of quarterly financing spreads on residential mortgage investments, a non-GAAP financial measure, and mortgage prepayment rates, expressed as an annualized constant prepayment rate, or “CPR,” were as follows for the past six quarters:

	2013		2012
	Q2	Q1	Q4	Q3	Q2	Q1
Yields on residential mortgage investments:(a)
Cash yields	2.52%	2.57%	2.60%	2.65%	2.71%	2.74%
Investment premium amortization	(0.99)	(0.84)	(0.84)	(0.79)	(0.67)	(0.60)
Adjusted yields	1.53	1.73	1.76	1.86	2.04	2.14
Related borrowing rates:(b)
Unhedged borrowing rates	0.39	0.41	0.45	0.41	0.37	0.32
Fixed swap rates(c)	0.65	0.71	0.75	0.78	0.80	0.85
Adjusted borrowing rates	0.53	0.58	0.63	0.56	0.54	0.49
Financing spreads on residential mortgage investments	1.00	1.15	1.13	1.30	1.50	1.65
Annualized CPR	22.74	19.65	19.60	18.74	15.86	14.50

(a)	Cash yields are based on the cash component of interest income. Investment premium amortization is determined using the interest method which incorporates actual and anticipated future mortgage prepayments. Both are expressed as a percentage calculated on an annualized basis on average amortized cost basis for the indicated periods.
(b)	Unhedged borrowing rates represent average rates on repurchase agreements and similar borrowings. Fixed swap rates represent the average fixed rates on currently-paying interest rate swap agreements used to hedge short-term borrowing rates. Adjusted borrowing rates reflect unhedged borrowing rates and fixed swap rates after adjustments for differences between variable rate payments received on currently-paying swap agreements, which typically are based on one-month LIBOR, as well as any measured hedge ineffectiveness, calculated on an annualized basis on average outstanding balances for the indicated periods.
(c)	Excludes differences between LIBOR-based variable rate payments received under swap contracts and unhedged borrowing rates as well as the effects of any hedge ineffectiveness. These factors equated to 20 and 19 basis points on the average currently-paying swap notional amount outstanding for the first and second quarters of 2013, respectively.

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

	2013		2012
	Q2	Q1	Q4	Q3	Q2	Q1
Financing spreads on residential mortgage investments	1.00%	1.15%	1.13%	1.30%	1.50%	1.65%
Impact of yields on other interest- earning assets*	(0.05)	(0.05)	(0.07)	(0.05)	(0.06)	(0.06)
Impact of borrowing rates on unsecured borrowings and interest-paying liabilities*	(0.06)	(0.06)	(0.06)	(0.06)	(0.07)	(0.07)
Total financing spreads	0.89	1.04	1.00	1.19	1.37	1.52

*	Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of long-term unsecured borrowings (at an average borrowing rate of 8.49%) that the Company considers a component of its long-term investment capital and cash collateral payable to interest rate swap counterparties.

Second quarter 2013 cash yields declined by five basis points from first quarter 2013 cash yields reflecting lower coupon interest rates on mortgage loans underlying the Company’s holdings of ARM securities as a result of changes in portfolio composition due to acquisitions and portfolio runoff as well as ARM loan coupon resets. Declines in coupon interest rates because of ARM coupon resets have moderated as an increasing number of these loans approach fully-indexed levels. For the same periods, mortgage prepayment levels rose resulting in a 15 basis point increase to the yield adjustment necessary for investment premium amortization. Investment premium amortization is primarily driven by changes in mortgage prepayment rates which increased in response to low mortgage rates available to homeowners until late in the second quarter. Investment premium amortization is also influenced by investment premium levels. Because of higher prices paid in recent years for acquisitions as well as runoff of older, lower-basis securities, the Company’s cost basis in its portfolio (expressed as a ratio of amortized cost basis to unpaid principal balance) increased seven basis points during the second quarter of 2013 to 103.22 and has increased 13 basis points since the beginning of 2013. A higher cost basis in the portfolio contributes to larger yield adjustments for investment premium amortization over time.

Unhedged borrowing rates continued trending lower during the second quarter of 2013 due to more favorable conditions in the market for short-term borrowings under repurchase arrangements even with the abrupt increase in long-term interest rates experienced late in the second quarter. Fixed swap rates also continued trending lower with the maturity of higher cost interest rate swap agreements. Between August and December 2013 another $1.10 billion notional amount of swap agreements with average fixed rates of 0.80% will mature and $1.60 billion notional amount of previously-acquired forward-starting swap agreements with average fixed rates of 0.45% will begin their two-year pay periods between September and December 2013. See NOTE 7 to the consolidated financial statements for further information regarding the Company’s currently-paying and forward-starting swap agreements.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead’s investment strategy is to manage a conservatively leveraged portfolio of ARM Agency Securities that can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates. Borrowings under repurchase arrangements generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently. Consequently, potential liquidity inherent in the Company’s unencumbered residential mortgage investments is as important as the actual level of cash and cash equivalents carried on the balance sheet. Potential liquidity is affected by, among other things, current portfolio leverage levels; changes in market value of assets pledged and interest rate swap agreements held for hedging purposes as determined by lending and swap counterparties; principal prepayments; collateral requirements of lenders and swap counterparties; and general conditions in the commercial banking and mortgage finance industries. Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”). The Company’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of June 30, 2013 in comparison with December 31, 2012 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage (c)
Balances as of June 30, 2013:
Residential mortgage investment portfolio	$13,811,497	$12,624,572	$1,186,925	$535,204
Cash collateral receivable from swap counterparties, net (d)			12,863	—
Other assets, net of other liabilities			295,608	207,431

			$1,495,396	$742,635	8.44:1

Balances as of December 31, 2012	$13,860,158	$12,784,238	$1,597,103	$890,625	8.00:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
(b)	Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.
(c)	Portfolio leverage is expressed as the ratio of repurchase agreements and similar borrowings (Related Borrowings in the table above) to long-term investment capital (total Capital Employed in the table above).
(d)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties, if applicable, and the fair value of interest rate swap positions as of the indicated date.

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

Portfolio leverage increased to 8.44 to one at June 30, 2013 from 8.00 to one at December 31, 2012 and potential liquidity declined by $148 million during this period. This reflects a $102 million decline in long-term investment capital primarily resulting from portfolio pricing declines, net of interest rate swap agreements held for hedging purposes, and funding of the redemption of the Company’s Series A and B preferred shares using proceeds from issuing its 7.50% Series E preferred shares and cash on hand. Management believes approximately 8:50 to one portfolio leverage represents an appropriate and prudent use of leverage for a portfolio of Agency Securities under current market conditions, particularly a portfolio consisting almost entirely of short duration and well-seasoned ARM Agency Securities.

Off-Balance Sheet Arrangements and Contractual Obligations

At June 30, 2013 Capstead’s off-balance sheet commitments and contractual obligations were largely unchanged from December 31, 2012 other than commitments entered into the latter half of June to acquire $644 million (principal amount) of ARM Agency Securities for July and August settlement. These purchases are intended to replace portfolio runoff.

Reconciliation of Core Earnings per Diluted Common Share to Net Income per Diluted Common Share

Core earnings per diluted common share is a non-GAAP financial measure that differs from net income per diluted common share (the related GAAP measure) by excluding certain one-time effects of the Company’s recent preferred capital transactions. Management believes presenting this metric on a core earnings basis provides useful, comparative information for evaluating the Company’s performance for 2013. The following reconciles this measure for the quarter and six months ended June 30, 2013:

	Quarter Ended June 30, 2013		Six Months Ended June 30, 2013
Net income available to common stockholders/net income per diluted common share	$4,103	$0.04	$33,751	$0.35
Series A and B redemption preference premiums paid	19,924	0.21	19,924	0.21
Series A and B preferred dividends accruing from the issue date of the Series E preferred shares to the Series A and B redemption date	1,741	0.02	1,741	0.02

Core earnings available to common stockholders/core earnings per diluted common share	$25,768	$0.27	$55,416	$0.58

RESULTS OF OPERATIONS

	Quarter Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Income statement data: (in thousands, except per share data)
Interest income:
Residential mortgage investments	$51,572	$65,787	$110,040	$131,520
Other	107	176	219	326

	51,679	65,963	110,259	131,846

Interest expense:
Repurchase arrangements and similar borrowings	(16,749)	(16,451)	(35,217)	(30,554)
Unsecured borrowings	(2,187)	(2,187)	(4,374)	(4,374)

	(18,936)	(18,638)	(39,591)	(34,928)

	32,743	47,325	70,668	96,918

Other revenue (expense):
Miscellaneous other revenue (expense)	(135)	13	(165)	(156)
Incentive compensation	(123)	(1,295)	(474)	(2,833)
Salaries and benefits	(1,558)	(1,682)	(3,168)	(3,509)
Other general and administrative expense	(1,098)	(1,091)	(2,179)	(2,045)

	(2,914)	(4,055)	(5,986)	(8,543)
Equity in earnings of unconsolidated affiliates	65	65	130	130

Net income	$29,894	$43,335	$64,812	$88,505

Net income per diluted common share	$0.04	$0.40	$0.35	$0.85
Core earnings per diluted common share	0.27		0.58
Average diluted shares outstanding	95,397	94,286	95,359	92,073
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments	1.53%	2.04%	1.63%	2.09%
Other interest-earning assets	0.10	0.17	0.10	0.16
Total average yields	1.48	1.98	1.58	2.03
Average borrowing rates:
Repurchase arrangements and similar borrowings:
Unhedged borrowing rates	0.39	0.37	0.40	0.34
As adjusted for interest rate hedging transactions	0.53	0.54	0.55	0.52
Unsecured borrowings	8.49	8.49	8.49	8.49
Other	0.09	0.07	0.08	0.07
Total average borrowing rates	0.59	0.61	0.62	0.58
Total average financing spreads	0.89	1.37	0.96	1.45
Average financing spreads on residential mortgage investments	1.00	1.50	1.08	1.57
Average net yield on total interest-earning assets	0.94	1.43	1.02	1.50
Average CPR	22.74	15.86	21.20	15.18
Average balance information:
Residential mortgage investments (cost basis)	$13,506	$12,923	$13,524	$12,601
Other interest-earning assets	416	424	422	406
Repurchase arrangements and similar borrowings	12,670	12,141	12,720	11,848
Currently-paying swap agreements (notional amount)	3,977	3,696	4,135	3,631
Unsecured borrowings (included in long-term investment capital)	103	103	103	103
Long-term investment capital (“LTIC”)	1,638	1,544	1,621	1,499
Portfolio leverage	7.74:1	7.86:1	7.85:1	7.90:1
Operating costs as a percentage of average LTIC	0.68%	1.06%	0.72%	1.12%
Return on LTIC	7.84	11.84	8.59	12.44
Return on average common equity capital	1.27	12.19	5.21	12.95

Capstead’s net income totaled $30 million and $65 million or $0.04 and $0.35 per diluted common share for the quarter and six months ended June 30, 2013, compared to $43 million and $89 million or $0.40 and $0.85 per diluted common share for the same periods in 2012. The decrease in net income can largely be attributed to a decrease in portfolio yields since June 30, 2012 as more fully described below. The decrease in net income per diluted common share includes redemption preference premiums paid and other one-time effects of the second quarter’s preferred capital transactions, which reduced net income available to common stockholders to $4 million and $34 million for the quarter and six months ended June 30, 2013. Excluding these items, core earnings were $0.27 and $0.58 per diluted common share, respectively. See page 29 for further information regarding this non-GAAP financial measure.

Financing spreads on residential mortgage investments averaged 1.00% and 1.08% during the quarter and six months ended June 30, 2013, compared to 1.50% and 1.57% reported for the same periods in 2012. Lower financing spreads since the first half of 2012 reflect (a) lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions, and (b) higher investment premium amortization because of higher levels of mortgage prepayments as well as higher prices paid for portfolio acquisitions in recent years. Even as unhedged borrowing rates for the second quarter of 2013 have declined from levels experienced the latter half of 2012, these rates were higher than rates in effect during the first half of 2012 because of changes in market conditions. A portion of this increase was offset by lower rates on currently-paying interest rate swap agreements. Incentive compensation, salaries and benefits and other general and administrative expense (referred to as “operating costs”), as a percentage of average long-term investment capital declined 38 and 40 basis points to average 68 and 72 basis points for the quarter and six months ended June 30, 2013, respectively, primarily reflecting lower performance-based compensation costs.

Yields on residential mortgage securities averaged 1.53% and 1.63% during the quarter and six months ended June 30, 2013, compared to 2.04% and 2.09% for the same periods in 2012. Cash yields averaged 2.52% and 2.54% during the quarter and six months ended June 30, 2013, which were both 19 basis points lower than cash yields reported for the same periods in 2012. Investment premium amortization totaled $34 million and $62 million for the quarter and six months ended June 30, 2013, representing yield adjustments of 99 and 91 basis points, compared to amortization of $22 million and $40 million or 67 and 64 basis points for the same periods in 2012. Approximately 89% and 88% of the respective increases in investment premium amortization are attributable to higher levels of mortgage prepayments due largely to relatively low mortgage interest rates available through early June with the remaining increase primarily attributable to increases in the cost basis of the portfolio over the past year.

Borrowing rates on repurchase arrangements and similar borrowings, adjusted for interest rate hedging transactions, averaged 0.53% and 0.55% during the quarter and six months ended June 30, 2013, respectively, a decrease of one basis point from the first quarter of 2012 and an increase of three basis points from the rate reported for the six months ended June 30, 2012. Before adjustment for the effects of interest rate swap agreements held as cash flow hedges, rates on these borrowings averaged 0.39% and 0.40% during the quarter and six months ended June 30, 2013, which were two and six basis points higher than rates reported for the same periods in 2012. Market rates for borrowings under repurchase arrangements increased throughout 2012 while trending lower since year-end. Rates on $3.98 billion and $4.14 billion of the Company’s average borrowings during the quarter and six months ended June 30, 2013 were effectively fixed through the use of interest rate swap agreements. The corresponding amounts were $3.70 billion and $3.63 billion for the same periods in 2012. Fixed-rate payment requirements on the Company’s currently-paying swap positions, before certain adjustments including the effects of measured hedge ineffectiveness and changes in spreads between variable rates on the swap agreements and related actual borrowings, averaged 0.65% and 0.68% for the quarter and six months ended June 30, 2013, which were 15 and 14 basis points lower than rates reported for the same periods in 2012 reflecting the expiration of older, higher-rate swaps that were replaced at lower rates.

Operating costs as a percentage of long-term investment capital averaged 0.68% and 0.72% during the quarter and six months ended June 30, 2013, which were 38 and 40 basis points lower compared to the same periods in 2012. A portion of these declines are attributable to a 6% and 8% increase in average long-term investment capital for the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012. However, most of the decline is attributable to 44% and 43% decreases in compensation costs, respectively, reflecting lower accruals under performance-based employee compensation programs, particularly the Company’s incentive compensation program that provides for a participation in annual earnings in excess of a benchmark amount. See NOTE 11 to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of June 30, 2013 and the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, any additional common share repurchases, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT. It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Capstead generally pledges its residential mortgage investments as collateral under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed. None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions. As of June 30, 2013, the Company had uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 24 of these counterparties. Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries. Borrowings under repurchase arrangements totaled $12.62 billion at June 30, 2013, primarily with original maturities of 30 days. Borrowings under repurchase arrangements began the year at $12.78 billion and averaged $12.67 and $12.72 billion during the quarter and six months ended June 30, 2013. Average borrowings during the quarter can differ from quarter-end balances for a number of reasons including portfolio growth or contraction as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to higher interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms that are designated as cash flow hedges of a like amount of borrowings under repurchase arrangements. At June 30, 2013, portfolio financing-related swap agreements totaling $6.70 billion notional amount with average maturities of 20 months, consisting of (a)

$3.70 billion notional amount in currently-paying swap agreements requiring the payment of fixed rates of interest averaging 0.61% for average remaining interest-payment terms of 12 months and (b) $3.00 billion notional amount in forward-starting swap agreements that will begin requiring fixed rate interest payments averaging 0.46% for two-year periods that commence on various dates between September 2013 and April 2014, with an average expiration of 29 months. Relative to the floating rate terms of the Company’s $100 million in unsecured borrowings that begin at various dates between October 2015 and September 2016, the Company entered into forward-starting swap agreements to effectively lock in fixed rates of interest averaging 7.56% for the final 20 years of these borrowings that mature in 2035 and 2036. The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements to manage interest rate risk. During the second quarter of 2013 the Company increased its total swap positions by a net $400 million notional amount and in the process lengthened average maturities by two months through the addition of $1.10 billion notional amount of forward-starting swap agreements with average maturities of 31 months and average fixed rates of 0.46%. In doing so, the Company has improved its ability to manage future increases in market interest rates at a reasonable cost.

In late 2012 the Company implemented a $100 million common share repurchase program and suspended its continuous offering program until further notice. Purchases made pursuant to the common share repurchase program can be made in the open market or through privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and are subject to economic and market conditions, applicable legal requirements and other factors. Pursuant to this authorization, in November and December 2012 repurchases totaled 3.0 million common shares at an average cost of $11.80 per share for $35 million. An additional 638,000 shares were repurchased in early January 2013 at an average cost of $11.43 per share for $7 million, leaving $58 million of the authorization available for future repurchases. The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice. Upon suspension of the repurchase program, issuances of common shares under the continuous offering program or by other means may resume subject to compliance with federal securities laws, market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

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

To further mitigate Capstead’s exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting interest rate swap agreements that typically require interest payments for two-year terms in order to lengthen the effective duration of its borrowings to more closely match the duration of its investments. Duration is a measure of market price sensitivity to interest rate movements. After consideration of all swap positions entered into as of quarter-end to hedge short-term borrowing rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had estimated durations at June 30, 2013 of 11.5 months and 10.5 months, respectively, for a net duration gap of approximately one month. The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivatives at June 30, 2013 and December 31, 2012, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%
Projected 12-month percentage change in net interest margins: *
June 30, 2013	<0.25%	2.49%	(6.5)%	(7.3)%	(15.6)%
December 31, 2012	<0.25	1.76	(1.7)	(6.2)	(13.7)
Projected percentage change in portfolio and related derivative values: *
June 30, 2013	<0.25%	2.49%	(0.1)%	(0.2)%	(0.3)%
December 31, 2012	<0.25	1.76	—	(0.2)	(0.3)

*	Sensitivity of net interest margins as well as portfolio and related derivative values to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month net interest margin change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices, if investments made will behave in the same fashion as assets currently held or if management will choose to replace runoff with such assets.

The increased sensitivity of net interest margins to parallel shifts in the yield curve at June 30, 2013 compared to December 31, 2012 reflects current expectations for slower mortgage prepayments that are modeled to increase in a down 0.50% scenario and not decline significantly in the up 0.50% or up 1.00% scenarios.

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

Risks Related to Capstead’s Business

Monetary policy actions by the Federal Reserve could adversely affect Capstead’s liquidity, financial condition and earnings. In order to help support the GSEs and the housing markets, by early 2010 the Federal Reserve had acquired $1.25 trillion in fixed-rate Agency Securities. This expansion of the Federal Reserve’s balance sheet is often referred to as “quantitative easing” or QE. In September 2011, in order to promote a stronger economic recovery the Federal Reserve began extending the average maturity of its holdings of securities by selling Treasury securities with maturities of less than three years and purchasing longer-dated Treasuries. This program was referred to as “Operation Twist.” Also in September 2011, the Federal Reserve began reinvesting principal payments from existing holdings of Agency Securities into additional fixed-rate Agency Securities. In September 2012, the Federal Reserve began purchasing more fixed-rate Agency Securities at a pace of $40 billion per month and announced it would maintain its existing policy of reinvesting principal payments from its existing holdings of Agency Securities. The Federal Reserve articulated that these additional purchases, referred to as QE3, will continue until the labor market improves substantially. In May 2013 the markets began interpreting comments by members of the Federal Reserve that purchases under QE3 would begin to be reduced sometime in 2013. The Federal Reserve has since articulated that the so-called “tapering” of purchases could begin in September 2013 and purchases could cease entirely by mid-2014, provided Federal Reserve economic forecasts are reasonably accurate.

In general, quantitative easing has elevated pricing for all Agency Securities resulting in declining yields on new purchases and lower mortgage interest rates, resulting in higher mortgage prepayment rates. The Company’s net interest margins, and therefore earnings, have been adversely affected over time as the Company’s existing portfolio is replaced with higher cost, lower-yielding securities. See discussion below regarding the negative effects of higher mortgage prepayment levels.

Because of expectations for near-term tapering of QE3, in May and June 2013 the markets experienced an abrupt transition to significantly higher long-term interest rates, which has had a substantial negative effect on pricing for longer duration ARM and fixed-rate Agency Securities in particular, and to a lesser extent, the Company’s portfolio of short duration, well-seasoned ARM Agency Securities. This has had a negative effect on the Company’s liquidity and book value per common share. The actual timing, including the pace of tapering, could result in additional negative effects. In addition, should the Federal Reserve decide to actually reduce its holdings of fixed-rate Agency Securities through asset sales, the pricing for all Agency Securities could decline further, which could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described below.

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

There are risks associated with ownership of Capstead’s Series E Preferred Stock. Risks associated with ownership of the Company’s Series E preferred shares include:

•

Redemption rights: The Series E preferred shares are redeemable by the Company, in whole or in part, at any time on or after May 13, 2018, or pursuant to a Special Optional Redemption Right upon the occurrence of a Change of Control, as both terms are defined in the Series E Articles Supplementary, at a cash redemption price of $25.00 plus all accrued and unpaid dividends to, but not including, the date of redemption, which may be less than the prevailing market price for the Series E preferred shares.

•

Limited conversion rights: Holders of the Series E preferred shares may convert into common shares only upon the occurrence of a Change of Control, and only if the Company does not exercise its Special Optional Redemption Right. Even if this were to occur, it may not be economically advantageous to convert based on then existing conversion ratios and trading levels of the Company’s common shares.

•

Subordination: The Series E preferred shares are subordinate to all of the Company’s existing and future debt. None of the provisions relating to the Series E preferred shares limit the Company’s ability to incur future debt. Future debt may include restrictions on the Company’s ability to pay dividends on, redeem, or pay the liquidation preference on, the Series E preferred shares.

•

Dilution through issuance of additional preferred shares: The Company’s charter currently authorizes the issuance of up to 100 million shares of preferred stock in one or more series. The issuance of additional preferred stock on parity with or senior to the Series E preferred shares would dilute the interests of Series E preferred stockholders, and could affect the Company’s ability to pay dividends on, redeem, or pay the liquidation preference on, the Series E preferred shares. None of the provisions relating to Series E preferred shares limit the Company’s ability to issue additional preferred stock on parity with Series E preferred shares.

•

Limited voting rights: Voting rights as a holder of Series E preferred shares are limited. The Company’s common stock is currently the only class of stock carrying full voting rights. Voting rights for holders of Series E preferred shares exist primarily with respect to (i) adverse changes in the terms of the Series E preferred shares, (ii) the creation of additional classes or series of preferred stock that are senior to the Series E preferred shares, and (iii) the non-payment of six quarterly dividends (whether or not consecutive) are in arrears.

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

•

Fair value and impairment accounting for residential mortgage investments – Nearly all of Capstead’s residential mortgage investments are held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions. Considerable judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity. See NOTE 10 to the consolidated financial statements (included under Item 1 of this report) for discussion of how Capstead values its residential mortgage investments. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs that is determined to be other-than-temporary, the difference between amortized cost and fair value would be recognized in earnings as a component of Other revenue (expense) if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale. Other-than-temporary impairment of a mortgage security due to other factors would be recognized in Accumulated other comprehensive income and amortized to earnings as a yield adjustment.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June  30, 2013.

PART II. — OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares (except the 7.50% Series E Cumulative Redeemable Preferred Stock) and all other amendments to such Articles of Incorporation.(1)

3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)

3.3	Amended and Restated Bylaws.(3)

4.1	Junior Subordinated Indenture dated September 26, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(3)

4.2	Amended and Restated Trust Agreement dated September 26, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(3)

4.3	Indenture dated December 15, 2005, regarding junior subordinated debentures due 2035, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(3)

4.4	Amended and Restated Declaration of Trust dated December 15, 2005, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(3)

4.5	Indenture dated September 11, 2006, regarding junior subordinated debentures due 2036, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(3)

4.6	Amended and Restated Declaration of Trust dated September 11, 2006, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(3)

10.01	Amended and Restated Deferred Compensation Plan.(3)

10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.(4)

10.03	Second Amended and Restated Incentive Bonus Plan.(5)

10.04	Form of nonqualified stock option and stock award agreements for non-employee directors.(2)

10.05	Form of nonqualified stock option and stock award agreements for employees with service conditions.(2)

10.06	Form of stock award agreements for employees with performance conditions.(6)

10.07	Form of stock award agreements for employees with performance conditions and deferral of dividends.(7)

10.08	Purchase Agreements dated September 23, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(2)

10.09	Placement Agreement dated December 6, 2005, pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(2)

10.10	Placement Agreement dated September 8, 2006, pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(2)

12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-142861) dated May 9, 2007.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2011.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: August 5, 2013	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: August 5, 2013	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer