Form 10-Q
period 2013-09-30
CAPSTEAD MORTGAGE CORP
filed 2013-11-01
CIK 766701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	95,771,015 as of November 1, 2013

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

INDEX

PART I. — FINANCIAL INFORMATION

		Page
ITEM 1.	Financial Statements (unaudited)

Consolidated Balance Sheets — September 30, 2013 and December 31, 2012		3

Consolidated Statements of Income — Quarter and Nine Months Ended September 30, 2013 and 2012		4

Consolidated Statements of Comprehensive Income (Loss) — Quarter and Nine Months Ended September 30, 2013 and 2012		5

Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2013 and 2012		6

Notes to Consolidated Financial Statements		7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk	47

ITEM 4.	Controls and Procedures	47

	PART II. — OTHER INFORMATION

ITEM 6.	Exhibits	47

SIGNATURES		49
Computation of Ratio of Income from Continuing Operations
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 906

Index
ITEM 1.        FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Residential mortgage investments ($13.29 and $13.45 billion pledged under repurchase arrangements at September 30, 2013 and December 31, 2012, respectively)	$13,738,311	$13,860,158
Cash collateral receivable from interest rate swap counterparties	27,829	49,972
Interest rate swap agreements at fair value	1,558	169
Cash and cash equivalents	235,102	425,445
Receivables and other assets	132,993	130,402
Investments in unconsolidated affiliates	3,117	3,117
	$14,138,910	$14,469,263
Liabilities
Repurchase arrangements and similar borrowings	$12,618,571	$12,784,238
Interest rate swap agreements at fair value	11,425	32,868
Unsecured borrowings	103,095	103,095
Common stock dividend payable	30,662	29,512
Accounts payable and accrued expenses	22,061	22,425
	12,785,814	12,972,138
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
$1.60 Cumulative Preferred Stock, Series A, -0- and 186 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	–	2,604
$1.26 Cumulative Convertible Preferred Stock, Series B, -0- and 16,493 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	–	186,388
7.50% Cumulative Redeemable Preferred Stock, Series E, 6,800 and -0- shares issued and outstanding ($170,000 aggregate liquidation preference) at September 30, 2013 and December 31, 2012, respectively	164,310	–
Common stock - $0.01 par value; 250,000 shares authorized: 95,761 and 96,229 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	957	962
Paid-in capital	1,329,124	1,367,199
Accumulated deficit	(353,852)	(353,938)
Accumulated other comprehensive income	212,557	293,910
	1,353,096	1,497,125
	$14,138,910	$14,469,263

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Interest income:
Residential mortgage investments	$46,643	$63,463	$156,683	$194,983
Other	48	154	267	480
	46,691	63,617	156,950	195,463
Interest expense:
Repurchase arrangements and similar borrowings	(15,759)	(17,875)	(50,976)	(48,429)
Unsecured borrowings	(2,186)	(2,186)	(6,560)	(6,560)
	(17,945)	(20,061)	(57,536)	(54,989)
	28,746	43,556	99,414	140,474
Other revenue (expense):
Miscellaneous other revenue (expense)	(86)	9	(251)	(147)
Incentive compensation	(1,130)	(781)	(1,604)	(3,614)
Salaries and benefits	(1,689)	(1,696)	(4,857)	(5,205)
Other general and administrative expense	(1,203)	(1,115)	(3,382)	(3,160)
	(4,108)	(3,583)	(10,094)	(12,126)
Income before equity in earnings of unconsolidated affiliates	24,638	39,973	89,320	128,348
Equity in earnings of unconsolidated affiliates	64	64	194	194
Net income	$24,702	$40,037	$89,514	$128,542
Net income available to common stockholders:
Net income	$24,702	$40,037	$89,514	$128,542
Less dividends on preferred shares	(3,188)	(5,270)	(14,325)	(15,751)
Less redemption preference premiums paid	–	–	(19,924)	–
	$21,514	$34,767	$55,265	$112,791

Net income per common share:
Basic	$0.23	$0.35	$0.58	$1.20
Diluted	0.23	0.35	0.58	1.20

Weighted average common shares outstanding:
Basic	95,268	98,071	95,139	93,808
Diluted	95,416	98,512	95,373	94,236

Cash dividends declared per share:
Common	$0.310	$0.360	$0.930	$1.190
Series A Preferred	–	0.400	0.717	1.200
Series B Preferred	–	0.315	0.567	0.945
Series E Preferred	0.469	–	0.792	–

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net income	$24,702	$40,037	$89,514	$128,542

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	(27,539)	66,910	(104,037)	134,583
Amounts related to cash flow hedges:
Change in net unrealized gains (losses)	(10,867)	(8,454)	9,136	(25,539)
Reclassification adjustment for amounts included in net income	3,698	4,835	13,548	14,630
	(34,708)	63,291	(81,353)	123,674
Comprehensive income (loss)	$(10,006)	$103,328	$8,161	$252,216

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30
	2013	2012
Operating activities:
Net income	$89,514	$128,542
Noncash items:
Amortization of investment premiums	101,061	67,346
Depreciation and other amortization	122	142
Amortization of equity-based awards	1,640	1,661
Change in measureable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	(148)	(464)
Gain on sales of real estate held for sale	–	(273)
Net change in receivables, other assets, accounts payable and accrued expenses	1,924	(3,350)
Net cash provided by operating activities	194,113	193,604
Investing activities:
Purchases of residential mortgage investments	(2,876,264)	(3,936,151)
Interest receivable acquired with the purchase of residential mortgage investments	(4,824)	(6,390)
Proceeds from sales of real estate held for sale	–	2,010
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	2,790,124	1,918,542
Net cash used in investing activities	(90,964)	(2,021,989)
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	107,161,141	100,706,383
Principal payments on repurchase arrangements and similar borrowings	(107,326,800)	(98,808,335)
Decrease (increase) in cash collateral receivable from interest rate swap counterparties	22,143	(9,232)
Cash paid to redeem Series A & B preferred shares	(207,033)	–
Common share repurchases	(7,292)	–
Proceeds from capital raising activities:
Issuance of preferred shares	164,310	4,479
Issuance of common shares	–	142,035
Other capital stock transactions	(522)	(584)
Dividends paid	(99,439)	(132,337)
Net cash (used in) provided by financing activities	(293,492)	1,902,409
Net change in cash and cash equivalents	(190,343)	74,024
Cash and cash equivalents at beginning of period	425,445	426,717
Cash and cash equivalents at end of period	$235,102	$500,741

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2013.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.  Certain prior period amounts have been reclassified to conform to the current year presentation.

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

Index
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

Components of the computation of basic and diluted net income per common share were as follows (dollars in thousands, except per share amounts):

	Quarter Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Basic net income per common share
Numerator for basic net income per common share:
Net income	$24,702	$40,037	$89,514	$128,542
Redemption premiums paid on Series A and
Series B preferred shares*	–	–	(19,924)	–
Preferred share dividends	(3,188)	(5,270)	(14,325)	(15,751)
Unvested stock award participation in earnings	(32)	(91)	(96)	(296)
	$21,482	$34,676	$55,169	$112,495
Denominator for basic net income per common share:
Weighted average common shares outstanding	95,761	98,581	95,647	94,324
Average unvested stock awards outstanding	(493)	(510)	(508)	(516)
	95,268	98,071	95,139	93,808
	$0.23	$0.35	$0.58	$1.20
Diluted net income per common share
Numerator for diluted net income per common share:
Net income available to common stockholders	$21,482	$34,676	$55,169	$112,495
Dividends on dilutive convertible preferred shares	–	75	44	223
	$21,482	$34,751	$55,213	$112,718
Denominator for diluted net income per common share:
Basic weighted average common shares outstanding	95,268	98,071	95,139	93,808
Net effect of dilutive stock and option awards	148	132	133	119
Net effect of dilutive convertible preferred shares	–	309	101	309
	95,416	98,512	95,373	94,236
	$0.23	$0.35	$0.58	$1.20

*	The Series A and Series B preferred shares were redeemed on June 13, 2013 (See NOTE 9).

Index
Potentially dilutive securities excluded from the computation of net income per common share because the effect of inclusion was antidilutive were as follows (in thousands):

	Quarter Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Antidilutive convertible preferred shares*	–	16,493	16,539	16,493
Antidilutive equity awards excludable under the treasury stock method:
Shares issuable under option awards	35	10	35	10
Unvested stock awards	–	2	–	2
*	The Series A and Series B preferred shares were redeemed on June 13, 2013 (See NOTE 9).

NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
September 30, 2013
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$2,307	$6	$2,313	$2,316	6.68%	6.41%
ARMs	11,020,341	354,718	11,375,059	11,586,806	2.61	1.38
Ginnie Mae ARMs	2,058,086	70,904	2,128,990	2,139,652	2.64	1.19
	13,080,734	425,628	13,506,362	13,728,774	2.62	1.36
Residential mortgage loans:
Fixed-rate	2,693	3	2,696	2,696	7.00	5.67
ARMs	4,528	18	4,546	4,546	3.85	3.46
	7,221	21	7,242	7,242	5.02	4.28
Collateral for structured financings	2,258	37	2,295	2,295	8.08	7.57
	$13,090,213	$425,686	$13,515,899	$13,738,311	2.62	1.36
December 31, 2012
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$3,194	$9	$3,203	$3,208	6.70	6.47
ARMs	11,547,954	356,646	11,904,600	12,198,922	2.69	1.72
Ginnie Mae ARMs	1,566,749	48,248	1,614,997	1,647,119	2.77	1.95
	13,117,897	404,903	13,522,800	13,849,249	2.70	1.75
Residential mortgage loans:
Fixed-rate	3,007	5	3,012	3,012	7.01	6.15
ARMs	5,031	20	5,051	5,051	3.87	3.85
	8,038	25	8,063	8,063	5.04	4.71
Collateral for structured financings	2,799	47	2,846	2,846	8.12	7.57
	$13,128,734	$404,975	$13,533,709	$13,860,158	2.71	1.76

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale (see NOTE 10).
(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the quarter then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

Index
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

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  Current-reset ARM securities have months to roll of less than 18 months while longer-to-reset ARM securities have months to roll of 18 months or greater.  As of September 30, 2013, the average months to roll for the Company’s $7.41 billion (amortized cost basis) in current-reset ARM securities was 5.9 months while the average months-to-roll for the Company’s $6.10 billion (amortized cost basis) in longer-to-reset ARM securities was 40.0 months.

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

Index
Repurchase arrangements and similar borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated date were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
As of September 30, 2013:
Borrowings with maturities of 30 days or less:
Agency Securities	$13,246,162	$28,737	$12,579,977	0.35%
Borrowings with maturities greater than 30 days:
Agency Securities (greater than 90 days)	41,598	48	36,299	0.45
Similar borrowings:
Collateral for structured financings*	2,295	–	2,295	8.08
	$13,290,055	$28,785	$12,618,571	0.36
Quarter-end borrowing rates adjusted for effects of related derivative financial instruments (“Derivatives”) held as cash flow hedges (see NOTE 7)				0.47

As of December 31, 2012:
Borrowings with maturities of 30 days or less:
Agency Securities	$13,406,253	$32,807	$12,739,872	0.47%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	44,060	51	41,520	0.57
Similar borrowings:
Collateral for structured financings*	2,846	–	2,846	8.12
	$13,453,159	$32,858	$12,784,238	0.47
Quarter-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.65

*	The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral and these financings are subject to redemption by the residual bondholders.

Average borrowings outstanding during the indicated quarters varied from borrowings outstanding at the indicated balance sheet dates due to differences in the timing and amount of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	September 30, 2013		December 31, 2012
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates for the indicated quarters, adjusted for the effects of related Derivatives held as cash flow hedges	$12,862,572	0.49%	$13,228,535	0.63%

Index
NOTE 7 — USE OF DERIVATIVE FINANCIAL INSTRUMENTS, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

To help mitigate exposure to higher interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms.  These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day borrowings under repurchase arrangements.  This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments.  These adjustments include changes in spreads between variable rates on the swap agreements and actual borrowing rates as well as the effects of measured hedge ineffectiveness.  Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

During the quarter and nine months ended September 30, 2013 Capstead entered into new forward-starting swap agreements with notional amounts of $700 million and $2.60 billion, respectively.  These swap agreements require fixed rate interest payments averaging 0.58% and 0.50%, respectively, for two-year periods that commence on various dates between December 2013 and April 2014.  Swap agreements with notional amounts totaling $300 million and $2.10 billion requiring fixed rate interest payments each averaging 0.87%, respectively, expired during the quarter and nine months ended September 30, 2013.  At September 30, 2013, the Company’s portfolio financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement
Currently-paying contracts:
Fourth quarter 2013	$800,000	0.78%
First quarter 2014	200,000	0.60
Second quarter 2014	400,000	0.51
Third quarter 2014	200,000	0.51
Fourth quarter 2014	500,000	0.58
First quarter 2015	1,100,000	0.50
Second quarter 2015	200,000	0.43
Third quarter 2015	400,000	0.47
(average expiration: 11 months)	3,800,000	0.57
Forward-starting contracts:
Fourth quarter 2015	1,200,000	0.45
First quarter 2016	1,700,000	0.51
Second quarter 2016	400,000	0.45
(average expiration: 27 months)	3,300,000	0.48
(average expiration: 18 months)	$7,100,000

In addition to portfolio financing-related swap positions, in 2010 the Company entered into three forward-starting, three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million, average fixed rates of 4.09% that begin in 2015 and 2016, and 20-year payment terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings.  These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate associated with the floating-rate terms of these long-term borrowings (see NOTE 8).

Index
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

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	September 30,	December 31,
	Location	2013	2012
Balance sheet-related
Interest rate swap agreements in a gain position (an asset) related to borrowings under repurchase arrangements	(a)	$1,558	$169
Interest rate swap agreements in a loss position (a liability) related to:
Borrowings under repurchase arrangements	(a)	(10,858)	(18,671)
Unsecured borrowings	(a)	(567)	(14,197)
Related net interest payable	(b)	(6,356)	(7,788)
		$(16,223)	$(40,487)

(a)	The fair value of Derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheet separately from the fair value of Derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses at September 30, 2013 scheduled to be recognized in the Statement of Income over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates totaled $13.4 million.
(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheet.

	Location of Gain or (Loss) Recognized in	Quarter Ended September 30		Nine Months Ended September 30, 2013
	Net Income	2013	2012	2013	2012
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions		$(3,698)	$(4,835)	$(13,548)	$(14,630)
Amount of gain (loss) recognized (ineffective portion)		(23)	211	73	(96)
Increase in interest expense and decrease in Net income as a result of the use of Derivatives	(a)	$(3,721)	$(4,624)	$(13,475)	$(14,726)
Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income (loss) (effective portion)		$(10,867)	$(8,454)	$9,136	$(25,539)

(a)	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the Statement of Income.

Index
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

	Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets	Sheet	Sheet	Instruments	Received	Amount
As of September 30, 2013:
Counterparty 1	$463	$–	$463	$(463)	$–	$–
Counterparty 2	1,095	–	1,095	(1,095)	–	–
	$1,558	$–	$1,558	$(1,558)	$–	$–
As of December 31, 2012:
Counterparty 1	$128	$–	$128	$(128)	$–	$–
Counterparty 2	41	–	41	(41)	–	–
	$169	$–	$169	$(169)	$–	$–

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (b)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities (a)	Sheet	Sheet (a)	Instruments	Pledged	Amount
As of September 30, 2013:
Derivatives by counterparty:
Counterparty 1	$8,930	$–	$8,930	$(463)	$(8,467)	$–
Counterparty 2	7,547	–	7,547	(1,095)	(6,452)	–
Counterparty 3	1,304	–	1,304	–	(1,304)	–
	17,781	–	17,781	(1,558)	(16,223)	–
Repurchase arrangements and similar borrowings	12,621,015	–	12,621,015	(12,621,015)	–	–
	$12,638,796	$–	$12,638,796	$(12,622,573)	$(16,223)	$–
As of December 31, 2012:
Derivatives by counterparty:
Counterparty 1	$26,904	$–	$26,904	$(128)	$(26,776)	$–
Counterparty 2	12,357	–	12,357	(41)	(11,500)	816
Counterparty 3	1,395	–	1,395	–	(1,395)	–
	40,656	–	40,656	(169)	(39,671)	816
Repurchase arrangements and similar borrowings	12,791,243	–	12,791,243	(12,791,243)	–	–
	$12,831,899	$–	$12,831,899	$(12,791,412)	$(39,671)	$816

(a)	Amounts include accrued interest of $6.4 million and $7.8 million on interest rate swap agreements and $2.4 million and $7.0 million on repurchase arrangements and similar borrowings, included in “Accounts payable and accrued expenses” on the face of the Balance Sheets as of September 30, 2013 and December 31, 2012, respectively.
(b)	Amounts presented are limited to collateral pledged sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

Index
Changes in Accumulated other comprehensive income by component for the quarter and nine months ended September 30, 2013 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at June 30, 2013	$(2,686)	$249,951	$247,265
Activity for the quarter ended September 30, 2013:
Other comprehensive income (loss) before reclassifications	(10,867)	(27,539)	(38,406)
Amounts reclassified from accumulated other comprehensive income	3,698	–	3,698
Net other comprehensive income (loss)	(7,169)	(27,539)	(34,708)
Balance at September 30, 2013	$(9,855)	$222,412	$212,557
Balance at December 31, 2012	$(32,539)	$326,449	$293,910
Activity for the nine months ended September 30, 2013:
Other comprehensive income (loss) before reclassifications	9,136	(104,037)	(94,901)
Amounts reclassified from accumulated other comprehensive income	13,548	–	13,548
Net other comprehensive income (loss)	22,684	(104,037)	(81,353)
Balance at September 30, 2013	$(9,855)	$222,412	$212,557
NOTE 8 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2006 and 2005 to three special-purpose statutory trusts.  These unconsolidated affiliates were formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of so-called trust preferred securities with unrelated third party investors.  Included in Receivables and other assets are $2.2 million and $2.3 million in remaining issue costs associated with these transactions at September 30, 2013 and December 31, 2012, respectively.  Note balances and related weighted average interest rates as of September 30, 2013 and December 31, 2012 (calculated including issue cost amortization) were as follows (dollars in thousands):

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

Index
NOTE 9 — ISSUANCE OF 7.50% SERIES E PERPETUAL PREFERRED SHARES AND REDEMPTION OF SERIES A AND B PERPETUAL PREFERRED SHARES

On May 16, 2013 Capstead completed a public offering of 6.8 million shares ($170.0 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share.  The Series E shares are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends, on or after May 13, 2018.  Proceeds of the offering after underwriting fees and other costs totaled $164.3 million and together with $42.7 million of cash on hand were used to fund the June 13, 2013 redemption of 77,199 and 16,461,340 shares of the Company’s Series A and B perpetual preferred shares, respectively.  Stockholders holding the remaining 109,050 Series A and 31,769 Series B shares that were outstanding prior to announcing the redemptions, exercised their conversion rights resulting in the issuance of 180,799 and 20,345 common shares, respectively.  The Series A and B preferred shares that were redeemed had redemption preferences aggregating $207.0 million, a total of $19.9 million in excess of these shares’ recorded amounts on the Company’s balance sheet.  This redemption preference premium is reflected as a $0.21 per common share reduction in net income available to common stockholders on the face of the Company’s Statement of Income for the nine months ended September 30, 2013.

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

Fair value disclosures for financial instruments other than debt securities were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Residential mortgage loans	$7,242	$7,300	$8,063	$8,200
Interest rate swap agreements	1,558	1,558	169	169
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	36,299	36,300	41,520	41,500
Unsecured borrowings	103,095	104,100	103,095	104,600
Interest rate swap agreements	11,425	11,425	32,868	32,868

Index
Fair value and related disclosures for debt securities were as follows (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
As of September 30, 2013
Agency Securities classified as available-for-sale	$13,504,096	$244,090	$21,678	$13,726,508
Residential mortgage securities classified as held-to-maturity	4,561	224	–	4,785
As of December 31, 2012
Agency Securities classified as available-for-sale	13,519,657	328,412	1,963	13,846,106
Residential mortgage securities classified as held-to-maturity	5,989	309	–	6,298

	September 30, 2013		December 31, 2012
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$24,903	$207	$29,760	$120
Less than one year	3,198,273	21,471	751,645	1,843
	$3,223,176	$21,678	$781,405	$1,963

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

From a credit risk perspective, federal government support for the GSEs helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at September 30, 2013.

NOTE 11 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) administers all compensation programs for employees including salaries and related programs, short-term incentive compensation and long-term incentive compensation, including equity-based awards, as well as other benefit programs.

Performance-based Cash Compensation Program

In 2008, the Committee installed a performance-based cash compensation program for executive officers that provides for payments equal to the per share dividend declared on the Company’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalent Rights”).  Dividend Equivalent Rights are not attached to any stock or option awards and only have the right to receive the same cash distributions per share that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.

Index
Dividend Equivalent Rights issued and outstanding at September 30, 2013 and related compensation costs for the indicated periods were as follows:

Month of Grant*	Total Grant	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013
July 2008	225,000	$70,000	$209,000
July 2009	225,000	70,000	209,000
July 2010	60,000	19,000	56,000
August 2011	72,000	22,000	67,000
July 2012	72,000	22,000	67,000
	654,000	$203,000	$608,000

*  All grants expire July 1, 2015 unless extended by the Committee.

Short-Term Incentive Compensation

To provide employees with an appropriate performance-based annual incentive compensation opportunity, each year the Committee approves an incentive formula for the award of annual incentive compensation that is directly linked with the performance of the Company.  The formula used in recent years accomplished this by establishing an incentive pool equal to a percentage participation in the Company’s earnings in excess of a pre-established performance threshold or benchmark, subject to a maximum amount, or cap, available to be paid in any one year.  Notwithstanding the calculated amount of the incentive pool, the Committee determined (i) the amount actually awarded, (ii) its allocation between executive officers and other employees, and (iii) the form of payment (e.g., cash or equity awards).  The Committee recently adopted a new short-term incentive program effective July 1, 2013 that determines levels of incentive compensation based on a number of relative performance metrics measured against the Company’s peers in the mortgage REIT industry.  Included in third quarter results is the estimated year-to-date effect of this program change.  Short-term incentive compensation accruals totaling $1.6 million and $3.6 million at September 30, 2013 and 2012, respectively are included in Accounts payable and accrued expenses.

Long-term Equity-based Awards

The Company sponsors equity-based award plans to provide for the issuance of stock awards, option awards and other long-term equity-based awards to directors and employees (collectively, the “Plans”).  At September 30, 2013, the Plans had 519,987 common shares remaining available for future issuance.

In 2008 the Company implemented a performance-based stock award program in lieu of its previous practice of issuing service-based awards to employees.  As this program is currently configured, the first 50% of awards granted in December of each year vest provided certain performance criteria pertaining to a three-year measurement period that starts at the beginning of the following calendar year are met.  The remaining 50% vests provided performance criteria pertaining to a three-year measurement period beginning one year later are met.  If the performance criteria are not met at the end of a three-year measurement period, vesting will be deferred and a new three-year measurement period will be established to include the subsequent year, up to and including the seventh calendar year after the year of grant.  Any remaining unvested awards will expire if the performance criteria for the final three-year measurement period are not met.  The performance criteria establishes an annualized threshold return on the Company’s long-term investment capital, subject to certain adjustments, that must be exceeded for the awards to vest, equal to the greater of 8.0% or the average 10-year U.S. Treasury rate plus 200 basis points.

Index
The following table includes performance-based stock awards issued to employees with related measurement period information at September 30, 2013:

				Final	Remaining Shares with
	Grant Date	Total		Measurement	Initial Measurement Periods
Year of	Fair Value	Original		Period Ends	Ending December 31
Grant	Per Share	Grants		December 31	2013	2014	2015	2016
2008	$10.18	140,658	(a)	n/a	–	–	–	–
2009	14.33	110,917	(b)	2016	52,915	–	–	–
2010	12.44	128,766		2017	61,508	61,499	–	–
2011	12.72	132,490		2018	–	63,722	63,718	–
2012	11.67	145,399		2019	–	–	69,853	69,849

(a)	The performance criteria for the three-year measurement periods ending December 31, 2012 and 2011 were met resulting in the vesting of 67,599 shares associated with the first 50% of this grant in February 2012 and 67,595 shares associated with the second 50% of this grant in January 2013.
(b)	The performance criteria for the first three-year measurement period ending December 31, 2012 was met resulting in the January 2013 vesting of 53,431 shares associated with the first 50% of this grant.

The following table includes service-based stock awards issued to directors and employees with related vesting and forfeiture information (subject to certain restrictions, principally continuous service), at September 30, 2013:

	Grant Date	Total			Remaining Shares
Year of	Fair Value	Original	As of September 30, 2013		Scheduled to Vest During:
Grant	Per Share	Grants	Vested	Forfeited	2013*	2014
2007	$12.93	156,000	121,004	12,832	22,497	22,164
2008	12.87	6,000	6,000	–	–	–
2009	11.39	6,000	6,000	–	–	–
2010	11.64	12,000	12,000	–	–	–
2011	13.23	24,000	24,000	–	–	–
2012	13.59	29,000	29,000	–	29,000	–
2013	13.02	28,000	–	–	–	28,000

*	The 2007 grant shares vested in January 2013 and the 2012 grant shares vested in April 2013.

Performance-based and service-based stock award activity for the nine months ended September 30, 2013 is summarized below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2012	657,720	$12.48
Grants	28,000	13.02
Vestings	(172,523)	12.41
Forfeitures	(19,969)	12.65
Unvested stock awards outstanding at September 30, 2013	493,228	12.53

During the quarter and nine months ended September 30, 2013, the Company recognized in Salaries and benefits $470,000 and $1,345,000, respectively, related to amortization of the grant date fair value of employee performance-based and service-based stock awards.  The amounts amortized for these periods assumed that performance criteria, if applicable, would continue to be met for related initial measurement periods.  In addition, the Company recognized in Other general and administrative expense $92,000 and $295,000 related to amortization of the grant date fair value of service-based director stock awards during the quarter and nine months ended September 30, 2013, respectively.  The 2009 performance-based stock awards and all service-based stock awards receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Performance-based awards granted subsequent to 2009 defer the payment of dividends accruing during the vesting period until vesting and if the related awards do not vest these accrued dividends will be forfeited.  At September 30, 2013 dividends payable pertaining to these awards totaled $1.1 million and are included in Common stock dividend payable.  Unrecognized compensation expense for unvested stock awards totaled $3.1 million as of September 30, 2013, to be expensed over a weighted average period of 1.2 years (assumes minimal employee attrition and applicable performance criteria are met for related initial measurement periods).

Index
Option awards currently outstanding have contractual terms and vesting requirements at the grant date of ten years and were issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant.  The fair value of option awards was estimated on the date of grant using a Black-Scholes option pricing model.  The Company estimated option exercises, expected holding periods and forfeitures based on past experience and expectations for option performance and employee or director attrition.  Risk-free rates were based on market rates for the expected life of the options.  Expected dividends were based on historical experience and expectations for future performance.  Expected volatility factors were based on historical experience.  No option awards have been granted since 2010.  Option award activity for the nine months ended September 30, 2013 is summarized below:

	Number of	Weighted Average
	Shares	Exercise Price
Option awards outstanding at December 31, 2012	97,500	$11.63
Exercises	(5,000)	9.56
Option awards outstanding at September 30, 2013	92,500	11.74

Exercisable option awards outstanding as of September 30, 2013 totaled 92,500 shares with a weighted average remaining contractual term of 4.0 years, an average exercise price of $11.74 and an aggregate intrinsic value of $56,000.  The total intrinsic value of option awards exercised during the nine months ended September 30, 2013 was $17,000.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers.  In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s compensation and makes discretionary contributions of up to another 3% of compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements.  During the quarter and nine months ended September 30, 2013, the Company recognized in Salaries and benefits $119,000 and $207,000 related to contributions to these plans, respectively.

Index
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION

Overview

Capstead operates as a self-managed REIT and earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of ARM Agency Securities, which are considered to have limited, if any, credit risk.  This strategy of investing in ARM Agency Securities that reset to more current interest rates within a relatively short period of time positions the Company to benefit from potential recoveries in financing spreads diminished during periods of rising interest rates and can result in smaller fluctuations in portfolio values compared to portfolios containing a significant amount of fixed-rate mortgage securities.  See NOTE 1 to the accompanying consolidated financial statements for certain definitions of acronyms and terms used herein.

Capstead finances its investments with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital, which as of September 30, 2013 totaled $1.45 billion and consisted of $1.19 billion of common and $164 million of perpetual preferred stockholders’ equity (recorded amount) and $100 million of long-term unsecured borrowings (net of related investments in statutory trusts).  Long-term investment capital decreased by $144 million during the nine months ended September 30, 2013 primarily as a result of (a) portfolio runoff and lower portfolio pricing levels, net of interest rate swap agreements held for hedging purposes ($81 million), (b) the June redemption of the Company’s high-cost Series A and B preferred shares using proceeds from issuing the Company’s 7.50% Series E perpetual preferred shares and cash on hand ($43 million), (c) early first quarter common share repurchases ($7 million) and (d) common dividend payments in excess of earnings and other operational factors ($13 million).

Taking advantage of relatively sharp increases in longer-term interest rates that began during the latter half of the second quarter of this year, Capstead replaced nearly all of its portfolio runoff at attractive levels and did not sell any mortgage assets.  Third quarter acquisitions benefited from higher prevailing longer-term interest rates resulting in higher lifetime yield expectations compared to acquisitions made earlier in the year and the latter half of 2012.  The recorded value of Capstead’s holdings of ARM Agency Securities decreased by $122 million to $13.74 billion at September 30, 2013, $104 million of which is attributable to the elimination of unrealized gains on investments that paid off and a 62 basis point decline in portfolio pricing levels as the market adjusted to higher prevailing longer-term interest rates.  Borrowings under repurchase arrangements decreased by $166 million during 2013 to $12.62 billion.  Portfolio leverage (borrowings under repurchase arrangements divided by long-term investment capital) increased to 8.68 to one by September 30, 2013 from 8.00 to one at December 31, 2012 primarily reflecting the decline in long-term investment capital noted above.  Management believes borrowing at current levels represents an appropriate and prudent use of leverage under current market conditions for a portfolio consisting almost entirely of relatively short-duration and well-seasoned ARM Agency Securities (duration is a common measure of market price sensitivity to interest rate movements).

Capstead reported net income of $0.23 and $0.58 per diluted common share for the quarter and nine months ended September 30, 2013, respectively, compared to $0.35 and $1.20 per diluted common share for the same periods in 2012. Net income per diluted common share for the nine months ended September 30, 2013 includes $0.23 in redemption preference premiums paid and other one-time effects of the second quarter’s preferred capital transactions; excluding these items, year-to-date core earnings were $0.81 per diluted common share. See page 28 for further information regarding this non-GAAP financial measure. Financing spreads on residential mortgage investments averaged 87 and 101 basis points for the quarter and nine months ended September 30, 2013, respectively, compared to 130 and 148 basis points during the same periods in 2012. Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on the Company’s residential mortgage investments, net of borrowing rates on repurchase arrangements and similar borrowings, adjusted for currently-paying interest rate swap agreements held for hedging purposes. This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings. See page 28 for further information and reconciliations of these measures. Lower financing spreads reflect (a) lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions, and (b) higher investment premium amortization because of higher levels of mortgage prepayments as well as higher prices paid for portfolio acquisitions in recent years. Unhedged borrowing rates have steadily declined at a modest pace during 2013 from levels experienced the latter half of 2012 in response to improving market conditions for short-term borrowings and as older, higher rate interest rate swap positions used for hedging purposes continue to be replaced at lower rates. Incentive compensation, salaries and benefits and other general and administrative expense (referred to as “operating costs”) as a percentage of average long-term investment capital averaged 108 and 84 basis points for the quarter and nine months ended September 30, 2013, respectively, compared to 88 and 104 basis points during the same periods in 2012. Operating costs were higher for the third quarter primarily reflecting recent changes to the Company’s short-term incentive program, while still significantly lower on a year-to-date basis compared to the prior year.

Index
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

Issuance of 7.50% Series E and Redemption of Series A and B Perpetual Preferred Shares

On May 16, 2013 Capstead completed a public offering of 6.8 million shares ($170 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share.  Net proceeds of the offering after underwriting fees and other costs totaled $164 million and together with $43 million of cash on hand were used to fund the June 13, 2013 redemption of 77,199 and 16,461,340 shares of the Company’s Series A and B perpetual preferred shares, respectively.  Stockholders holding the remaining Series A and B shares outstanding prior to announcing the redemption exercised their conversion rights resulting in the issuance of 201,144 common shares.  The preferred shares that were redeemed had redemption preferences aggregating $207 million, a total of $20 million in excess of these shares’ recorded amounts on the Company’s balance sheet.  This redemption preference premium is reflected as a $0.21 per common share reduction in net income available to common stockholders on the face of the Company’s Statement of Income for the nine months ended September 30, 2013.  As a result of these transactions, quarterly net income available to common stockholders and net income per diluted common share have begun benefiting from $2 million in lower quarterly preferred dividend requirements ($0.02 per diluted common share).

Common Share Repurchases

In late 2012 Capstead implemented a $100 million common share repurchase program and suspended its common share continuous offering program until further notice.  Purchases made pursuant to the common share repurchase program can be made in the open market or through privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and are subject to economic and market conditions, applicable legal requirements and other factors.

Index
Pursuant to this authorization, November and December 2012 repurchases totaled 3 million common shares at an average cost of $11.80 per share for $35 million.  An additional 638,000 shares were repurchased in early January 2013 at an average cost of $11.43 per share for $7 million, leaving $58 million of the authorization available for future repurchases.  The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice.  Upon suspension of the repurchase program, issuances of common shares under the continuous offering program or by other means may resume subject to compliance with federal securities laws, market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

Book Value per Common Share

Nearly all of Capstead’s residential mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share (total stockholders’ equity, less the $170 million aggregate liquidation preference for the Series E preferred shares, divided by common shares outstanding).  The fair value of these investments is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels, among other factors.  The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels.  Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios containing a significant amount of non-agency and/or fixed-rate mortgage securities.  The following table illustrates the progression of the Company’s book value per common share for the indicated periods:

	Quarter Ended September 30, 2013		Nine Months Ended September 30, 2013
Book value per common share, beginning of period	$12.80		$13.58
One-time effects of second quarter 2013 redemption of Series A and B preferred shares and issuance of Series E preferred shares	–		(0.28)
Other capital transactions:
Dividend distributions in excess of core earnings	(0.09)		(0.13)
Accretion from common share repurchases	–		0.01
Increase related to stock awards	0.01		0.02
	(0.08)	(0.6)%	(0.38)	(2.8)%
Change in unrealized gains and losses on mortgage securities classified as available-for-sale	(0.29)		(1.08)
Change in unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Borrowings under repurchase arrangements	(0.10)		0.09
Unsecured borrowings	0.02		0.14
	(0.37)	(2.9)%	(0.85)	(6.3)%
Book value per common share, end of period	$12.35		$12.35
Decrease in book value per common share during the indicated periods	$(0.45)	(3.5)%	$(1.23)	(9.1)%

Index
Residential Mortgage Investments

Capstead’s investment strategy focuses on managing a large portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities.  Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by the GSEs, which are federally chartered corporations, or Ginnie Mae, which is an agency of the federal government.  Federal government support for the GSEs has largely alleviated market concerns regarding the ability of the GSEs to fulfill their guarantee obligations.  By focusing on investing in relatively short duration and well-seasoned ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration ARM or fixed-rate assets.  These declines are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment.  This investment strategy positions the Company to benefit from potential recoveries in financing spreads diminished during periods of rising short-term interest rates.  The following table illustrates the progression of the Company’s portfolio of residential mortgage investments for the quarter and nine months ended September 30, 2013 (in thousands):

	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013
Residential mortgage investments, beginning of period	$13,811,497	$13,860,158
Decrease in net unrealized gains on mortgage securities classified as available-for-sale	(27,539)	(104,037)
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.49% and 2.25%, respectively	1,001,105	2,754,491
Investment premiums on acquisitions*	41,658	121,773
Portfolio runoff (principal amount)	(1,049,377)	(2,793,013)
Investment premium amortization	(39,033)	(101,061)
Residential mortgage investments, end of period	$13,738,311	$13,738,311
Average residential mortgage investments outstanding during the indicated periods	$13,967,411	$13,881,118

*	Residential mortgage investments typically are acquired at a premium to the securities’ unpaid principal balances. Investment premiums are recognized in earnings as portfolio yield adjustments using the interest method over the estimated lives of the related investments. As such, the level of mortgage prepayments impacts how quickly investment premiums are amortized.

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  After consideration of any applicable initial fixed-rate periods, at September 30, 2013 approximately 83%, 10% and 7% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively.  Approximately 90% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at September 30, 2013 approximately 16% of the Company’s ARM securities were backed by interest-only loans that have not reached an initial coupon reset date.  All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

Index
Capstead’s ARM holdings featured the following characteristics at September 30, 2013 (dollars in thousands):

ARM Type (a)	Amortized Cost Basis (b)	Net WAC (c)	Fully Indexed WAC (c)	Average Net Margins (c)	Average Periodic Caps (c)	Average Lifetime Caps (c)	Months To Roll (a)
Current-reset ARMs:
Fannie Mae Agency Securities	$4,751,970	2.35%	2.17%	1.70%	3.27%	10.11%	5.4
Freddie Mac Agency Securities	1,691,053	2.52	2.28	1.84	2.13	10.59	6.5
Ginnie Mae Agency Securities	965,396	2.46	1.64	1.51	1.04	8.97	7.6
Residential mortgage loans	4,546	3.49	2.27	2.04	1.51	10.97	4.5
	7,412,965	2.40	2.12	1.71	2.73	10.07	5.9
Longer-to-reset ARMs:
Fannie Mae Agency Securities	3,165,264	2.88	2.38	1.75	4.92	7.90	42.0
Freddie Mac Agency Securities	1,766,772	2.93	2.46	1.83	4.96	7.95	42.6
Ginnie Mae Agency Securities	1,163,594	2.80	1.62	1.51	1.07	7.87	30.4
	6,095,630	2.88	2.26	1.73	4.19	7.91	40.0
	$13,508,595	2.62	2.18	1.72	3.39	9.10	21.2

Gross WAC (rate paid by borrowers) (d)		3.22

(a)	Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities). Once an ARM loan reaches its initial reset date, it will reset at least once a year to a margin over a corresponding interest rate index, subject to periodic and lifetime limits or caps.
(b)	Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses. As of September 30, 2013, the ratio of amortized cost basis to related unpaid principal balance for the Company’s ARM securities was 103.25. This table excludes $2 million in fixed-rate Agency Securities, $3 million in fixed-rate residential mortgage loans and $2 million in private residential mortgage pass-through securities held as collateral for structured financings.
(c)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average net margins represent the weighted average levels over the underlying indexes that the underlying loans can adjust to upon reset, usually subject to initial, periodic and/or lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer typically have 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps or were not subject to a cap. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less related current net WAC, for ARM securities subject only to lifetime caps. At quarter-end, 76% of current-reset ARMs were subject to periodic caps averaging 1.83%; 10% were subject to initial caps averaging 2.92%; 13% were subject to lifetime caps, less related current net WAC, averaging 7.63%; and 1% were not subject to a cap. All longer-to-reset ARM securities at September 30, 2013 were subject to initial caps.
(d)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

Capstead generally pledges its residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions.  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as financings by the Company.  The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments.  The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.”  Haircut requirements for pledged Agency Securities have remained relatively stable since early in 2009 and as of September 30, 2013, haircuts on outstanding borrowings averaged 4.6 percent and ranged from 3.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $698 million of capital at risk with its lending counterparties as of September 30, 2013.

Index
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

The Company’s borrowings under repurchase arrangements and similar borrowings at September 30, 2013 consisted of $12.62 billion of primarily 30-day borrowings with 23 counterparties at average rates of 0.36%, before the effects of interest rate swap agreements held as cash flow hedges (see below) and 0.47% including the effects of these derivatives.

To help mitigate exposure to higher short-term interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms.  Variable payments received by the Company under these swap agreements offset a significant portion of the interest accruing on a like amount of the Company’s 30- to 90-day borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments.  These adjustments include the effects of changes in spreads between variable rates on the swap agreements and related actual borrowing rates as well as measured hedge ineffectiveness.

At September 30, 2013, the Company held portfolio financing-related swap agreements totaling $7.10 billion notional amount with average contract expirations of 18 months.  These swap positions consisted of (a) $3.80 billion notional amount in currently-paying swap agreements requiring the payment of fixed rates of interest averaging 0.57% for average remaining interest-payment terms of 11 months and (b) $3.30 billion notional amount in forward-starting swap agreements that will begin requiring fixed rate interest payments averaging 0.48% for two-year periods that commence on various dates between October 2013 and April 2014, with average contract expirations of 27 months.  After consideration of all portfolio financing-related swap positions entered into as of quarter-end, the Company’s residential mortgage investments and related borrowings had estimated durations at September 30, 2013 of 12 months and 10¼ months, respectively, for a net duration gap of approximately 1¾ months – see pages 33 and 34 under the caption “Interest Rate Risk” for further information.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

Index
Components of quarterly financing spreads on residential mortgage investments, a non-GAAP financial measure, and mortgage prepayment rates, expressed as an annualized constant prepayment rate, or “CPR,” were as follows for the past seven quarters:

	2013			2012
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Yields on residential mortgage investments:(a)
Cash yields	2.50%	2.52%	2.57%	2.60%	2.65%	2.71%	2.74%
Investment premium amortization	(1.14)	(0.99)	(0.84)	(0.84)	(0.79)	(0.67)	(0.60)
Adjusted yields	1.36	1.53	1.73	1.76	1.86	2.04	2.14
Related borrowing rates:(b)
Unhedged borrowing rates	0.37	0.39	0.41	0.45	0.41	0.37	0.32
Fixed swap rates	0.59	0.65	0.71	0.75	0.78	0.80	0.85
Adjusted borrowing rates	0.49	0.53	0.58	0.63	0.56	0.54	0.49
Financing spreads on residential mortgage investments	0.87	1.00	1.15	1.13	1.30	1.50	1.65
CPR	25.49	23.12	20.05	19.99	19.14	16.31	14.97

(a)	Cash yields are based on the cash component of interest income. Investment premium amortization is determined using the interest method which incorporates actual and anticipated future mortgage prepayments. Both are expressed as a percentage calculated on an annualized basis on average amortized cost basis for the indicated periods.
(b)	Unhedged borrowing rates represent average rates on repurchase agreements and similar borrowings, before consideration of related currently-paying swap agreements.

Fixed swap rates represent the average fixed rates on currently-paying interest rate swap agreements used to hedge short-term borrowing rates and exclude differences between LIBOR-based variable rate payments received under swap contracts and unhedged borrowing rates as well as the effects of any hedge ineffectiveness.  These factors equated to 18, 19 and 20 basis points on the average currently-paying swap notional amount outstanding for the third, second and first quarters of 2013, respectively.
Adjusted borrowing rates reflect unhedged borrowing rates, fixed swap rates and the above-mentioned factors, calculated on average outstanding balances for the indicated periods.

Third quarter 2013 cash yields declined by two basis points from second quarter 2013 cash yields and ten basis points since the fourth quarter of 2012 reflecting lower coupon interest rates on mortgage loans underlying the Company’s holdings of ARM securities as a result of changes in portfolio composition due to acquisitions and portfolio runoff as well as ARM loan coupon resets.  Declines in coupon interest rates because of ARM coupon resets have moderated as an increasing number of these loans approach fully-indexed levels.  For the same periods, mortgage prepayment levels rose resulting in 15 and 30 basis point increases to the yield adjustment necessary for investment premium amortization over these same periods.  Investment premium amortization is primarily driven by changes in mortgage prepayment rates which increased in response to low mortgage rates available to homeowners until late in the second quarter and peaked at 26.6% CPR for July and August 2013 before beginning to recede in September.  Prepayments continued declining into the fourth quarter with October prepayments registering 17.1% CPR, the lowest level experienced since early in 2012 and 33% lower than average third quarter CPRs.  Investment premium amortization is also influenced by investment premium levels.  Because of higher prices paid in recent years for acquisitions as well as runoff of older, lower-basis securities, the Company’s cost basis in its portfolio (expressed as a ratio of amortized cost basis to unpaid principal balance) increased three and 16 basis points during the indicated periods to 103.25.  A higher cost basis in the portfolio contributes to larger yield adjustments for investment premium amortization over time.

Unhedged borrowing rates continued trending lower during the third quarter of 2013 due to more favorable conditions in the market for short-term borrowings under repurchase arrangements even with the abrupt increase in long-term interest rates experienced late in the second quarter.  Fixed swap rates also continued trending lower with the maturity of higher cost interest rate swap agreements.  During the nine months ended September 30, 2013, $2.10 billion notional amount of swap agreements with average fixed rates of 0.87% matured and were replaced with $1.70 billion notional amount of two-year swap agreements with average fixed rates of 0.49%.  During the fourth quarter of 2013 another $800 million notional amount of swap agreements with average fixed rates of 0.78% will mature and $1.20 billion notional amount of previously-acquired forward-starting swap agreements with average fixed rates of 0.45% will begin two-year pay periods.  See NOTE 7 to the consolidated financial statements for further information regarding the Company’s currently-paying and forward-starting swap agreements.

Index
Financing spreads on residential mortgage investments differs from total financing spreads, an all-inclusive GAAP measure, that is based on all interest-earning assets and all interest-paying liabilities.  The Company believes that presenting financing spreads on residential mortgage investments provides useful information for evaluating the performance of this portfolio.  The following table reconciles these two measures:

	2013			2012
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Financing spreads on residential mortgage investments	0.87%	1.00%	1.15%	1.13%	1.30%	1.50%	1.65%
Impact of yields on other interest-earning assets*	(0.02)	(0.05)	(0.05)	(0.07)	(0.05)	(0.06)	(0.06)
Impact of borrowing rates on unsecured borrowings and interest-paying liabilities*	(0.06)	(0.06)	(0.06)	(0.06)	(0.06)	(0.07)	(0.07)
Total financing spreads	0.79	0.89	1.04	1.00	1.19	1.37	1.52

*	Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of long-term unsecured borrowings (at an average borrowing rate of 8.49%) that the Company considers a component of its long-term investment capital and cash collateral payable to interest rate swap counterparties.

Reconciliation of Core Earnings to Net Income per Diluted Common Share

Core earnings per diluted common share is a non-GAAP financial measure that differs from net income per diluted common share (the related GAAP measure) by excluding certain one-time effects of the second quarter 2013 preferred capital redemption and issuance transactions as detailed below.  Management believes presenting this metric on a core earnings basis provides useful, comparative information for evaluating the Company’s performance for 2013.  The following reconciles this measure for the indicated periods:

	Quarter Ended June 30, 2013		Nine Months Ended September 30, 2013
Net income available to common stockholders/net income per diluted common share	$4,103	$0.04	$55,265	$0.58
Series A and B redemption preference premiums paid	19,924	0.21	19,924	0.21
Series A and B preferred dividends accruing from the issue date of the Series E preferred shares to the Series A and B redemption date	1,741	0.02	1,741	0.02
Core earnings available to common stockholders/core earnings per diluted common share	$25,768	$0.27	$76,930	$0.81

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

Index
Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of September 30, 2013 in comparison with June 30, 2013 and December 31, 2012 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage (c)
Balances as of September 30, 2013:
Residential mortgage investment portfolio	$13,738,311	$12,618,571	$1,119,740	$471,501
Cash collateral receivable from swap counterparties, net (d)			17,962	–
Other assets, net of other liabilities			315,372	235,102
			$1,453,074	$706,603	8.68:1
Balances as of June 30, 2013	$13,811,497	$12,624,572	$1,495,396	$742,635	8.44:1
Balances as of December 31, 2012	$13,860,158	$12,784,238	$1,597,103	$890,625	8.00:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
(b)	Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.
(c)	Portfolio leverage is expressed as the ratio of repurchase agreements and similar borrowings (Related Borrowings in the table above) to long-term investment capital (total Capital Employed in the table above).
(d)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties, if applicable, and the fair value of interest rate swap positions as of the indicated date.

In order to prudently and efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund borrowing and interest rate swap margin calls under stressed market conditions, including margin calls resulting from monthly principal payments (remitted to the Company 20 to 45 days after any given month-end), as well as reasonably possible declines in the market value of pledged assets and swap positions.  Should market conditions deteriorate, management may reduce portfolio leverage and therefore increase liquidity by raising new equity capital, selling mortgage securities and/or curtailing the replacement of portfolio runoff.  Additionally, the Company routinely does business with a large number of lending counterparties, which bolsters financial flexibility to address challenging market conditions and limits exposure to any individual counterparty.

Despite relatively sharp increases in longer-term interest rates that began during the latter half of the second quarter of 2013, Capstead replaced nearly all of its portfolio runoff and did not sell any mortgage assets during 2013.  Portfolio leverage increased to 8.68 to one at September 30, 2013 from 8:44 to one at June 30, 2013 and 8.00 to one at December 31, 2012 and potential liquidity declined by $36 million and $184 million during these periods.  This reflects declines in long-term investment capital primarily resulting from portfolio runoff and pricing declines, net of interest rate swap agreements held for hedging purposes, and the second quarter funding of the redemption of the Company’s Series A and B preferred shares using proceeds from issuing its 7.50% Series E preferred shares and $43 million in cash on hand.  Management believes current portfolio leverage levels represent an appropriate and prudent use of leverage under current market conditions for a portfolio consisting almost entirely of short duration and well-seasoned ARM Agency Securities.

Index
RESULTS OF OPERATIONS

	Quarter Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Income statement data: (in thousands, except per share data)
Interest income:
Residential mortgage investments	$46,643	$63,463	$156,683	$194,983
Other	48	154	267	480
	46,691	63,617	156,950	195,463
Interest expense:
Repurchase arrangements and similar borrowings	(15,759)	(17,875)	(50,976)	(48,429)
Unsecured borrowings	(2,186)	(2,186)	(6,560)	(6,560)
	(17,945)	(20,061)	(57,536)	(54,989)
	28,746	43,556	99,414	140,474
Other revenue (expense):
Miscellaneous other revenue (expense)	(86)	9	(251)	(147)
Incentive compensation	(1,130)	(781)	(1,604)	(3,614)
Salaries and benefits	(1,689)	(1,696)	(4,857)	(5,205)
Other general and administrative expense	(1,203)	(1,115)	(3,382)	(3,160)
	(4,108)	(3,583)	(10,094)	(12,126)
Equity in earnings of unconsolidated affiliates	64	64	194	194
Net income	$24,702	$40,037	$89,514	$128,542
Net income per diluted common share	$0.23	$0.35	$0.58	$1.20
Core earnings per diluted common share			0.81
Average diluted shares outstanding	95,416	98,512	95,373	94,236
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments	1.36%	1.86%	1.54%	2.01%
Other interest-earning assets	0.08	0.15	0.10	0.16
Total average yields	1.34	1.81	1.50	1.95
Average borrowing rates:
Repurchase arrangements and similar borrowings:
Unhedged borrowing rates	0.37	0.41	0.39	0.37
As adjusted for interest rate hedging transactions	0.49	0.56	0.53	0.53
Unsecured borrowings	8.49	8.49	8.49	8.49
Other	0.08	–	0.08	0.07
Total average borrowing rates	0.55	0.62	0.60	0.60
Total average financing spreads	0.79	1.19	0.90	1.35
Average financing spreads on residential mortgage investments	0.87	1.30	1.01	1.48
Average net yield on total interest-earning assets	0.82	1.23	0.95	1.40
Average CPR	25.49	19.14	22.89	16.81
Average balance information:
Residential mortgage investments (cost basis)	$13,740	$13,657	$13,597	$12,956
Other interest-earning assets	244	420	362	410
Repurchase arrangements and similar borrowings	12,863	12,834	12,768	12,179
Currently-paying swap agreements (notional amount)	3,718	3,712	3,996	3,658
Unsecured borrowings (included in long-term investment capital)	103	103	103	103
Other interest-bearing liabilities	1	–	–	–
Long-term investment capital (“LTIC”)	1,476	1,630	1,572	1,543
Portfolio leverage	8.71:1	7.87:1	8.12:1	7.89:1
Operating costs as a percentage of average LTIC	1.08%	0.88%	0.84%	1.04%
Return on average LTIC	7.21	10.29	8.15	11.68
Return on average common equity capital	7.05	10.32	5.80	12.00

Index
Capstead’s net income totaled $25 million and $90 million or $0.23 and $0.58 per diluted common share for the quarter and nine months ended September 30, 2013, compared to $40 million and $129 million or $0.35 and $1.20 per diluted common share for the same periods in 2012.  Net income per diluted common share for the nine months ended September 30, 2013 includes $0.23 in redemption preference premiums paid and other one-time effects of the second quarter’s preferred capital transactions; excluding these items, core earnings were $0.81 per diluted common share. See page 28 for further information and reconciliations regarding this non-GAAP financial measure.

Financing spreads on residential mortgage investments averaged 0.87% and 1.01% during the quarter and nine months ended September 30, 2013, compared to 1.30% and 1.48% reported for the same periods in 2012.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on the Company’s residential mortgage investments, net of borrowing rates on repurchase arrangements and similar borrowings, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings.  See page 28 for further information and reconciliations of these measures.  Lower financing spreads reflect (a) lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions, and (b) higher investment premium amortization because of higher levels of mortgage prepayments as well as higher prices paid for portfolio acquisitions in recent years.  Unhedged borrowing rates have declined from levels experienced the latter half of 2012, while still slightly higher year-to-date than rates in effect during the first three quarters of 2012 because of changes in market conditions.  A portion of this increase was offset by lower rates on currently-paying interest rate swap agreements.

Yields on residential mortgage securities averaged 1.36% and 1.54% during the quarter and nine months ended September 30, 2013, compared to 1.86% and 2.01% for the same periods in 2012.  Cash yields averaged 2.50% and 2.53% during the quarter and nine months ended September 30, 2013, which were 15 and 17 basis points lower than cash yields reported for the same periods in 2012.  Investment premium amortization totaled $39 million and $101 million for the quarter and nine months ended September 30, 2013, representing yield adjustments of 114 and 99 basis points, compared to amortization of $27 million and $67 million or 79 and 69 basis points for the same periods in 2012.  Approximately 80% and 86% of the respective increases in investment premium amortization are attributable to higher levels of mortgage prepayments due largely to relatively low mortgage interest rates available through early May of 2013 with the remaining increase primarily attributable to increases in the cost basis of the portfolio over these periods.

Borrowing rates on repurchase arrangements and similar borrowings, adjusted for interest rate hedging transactions, averaged 0.49% and 0.53% during the quarter and nine months ended September 30, 2013, respectively,  a decrease of seven basis points from the third quarter of 2012 and no change from the rate reported for the nine months ended September 30, 2012.  Before adjustment for the effects of interest rate swap agreements held as cash flow hedges, rates on these borrowings averaged 0.37% and 0.39% during the quarter and nine months ended September 30, 2013, which were four basis points lower and two basis points higher than rates reported for the same periods in 2012.  Market rates for borrowings under repurchase arrangements increased throughout 2012 while trending lower during 2013 due to changes in market conditions.  Rates on $3.72 billion and $4.00 billion of the Company’s average borrowings during the quarter and nine months ended September 30, 2013 were largely fixed through the use of interest rate swap agreements.  The corresponding amounts were $3.71 billion and $3.66 billion for the same periods in 2012.  Fixed-rate payment requirements on the Company’s currently-paying swap positions, before certain adjustments including changes in spreads between variable rates on the swap agreements and related actual borrowings and the effects of measured hedge ineffectiveness, averaged 0.59% and 0.65% for the quarter and nine months ended September 30, 2013, which were 19 and 16 basis points lower than rates reported for the same periods in 2012 reflecting the expiration of older, higher-rate swaps that were replaced at lower rates.

Index
Operating costs as a percentage of long-term investment capital averaged 1.08% and 0.84% during the quarter and nine months ended September 30, 2013, which were 20 basis points higher and 20 basis points lower compared to the same periods in 2012.  Operating costs were higher for the third quarter of 2013 compared to the same period in 2012 primarily reflecting changes to the Company’s short-term incentive program, while still significantly lower on a year-to-date basis compared to the prior year and the lowest of the Company’s mortgage REIT peers.  See NOTE 11 to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Financial Condition – Utilization of Long-term Investment Capital and Potential Liquidity” and accompanying discussion illustrates management’s estimate of additional funds potentially available to the Company as of September 30, 2013 and the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, any additional common share repurchases, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.  It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Capstead generally pledges its residential mortgage investments as collateral under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions.  As of September 30, 2013, the Company had uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 23 of these counterparties.  Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Borrowings under repurchase arrangements totaled $12.62 billion at September 30, 2013, primarily with original maturities of 30 days.  Borrowings under repurchase arrangements began the year at $12.78 billion and averaged $12.86 and $12.77 billion during the quarter and nine months ended September 30, 2013.  Average borrowings during the quarter can differ from quarter-end balances for a number of reasons including portfolio growth or contraction as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to higher interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms that are designated as cash flow hedges of a like amount of borrowings under repurchase arrangements. At September 30, 2013, portfolio financing-related swap agreements totaling $7.10 billion notional amount with average contract expirations of 18 months, consisting of (a) $3.80 billion notional amount in currently-paying swap agreements requiring the payment of fixed rates of interest averaging 0.57% for average remaining interest-payment terms of 11 months and (b) $3.30 billion notional amount in forward-starting swap agreements that will begin requiring fixed rate interest payments averaging 0.48% for two-year periods that commence on various dates between October 2013 and April 2014, with average contract expirations of 27 months. Relative to the floating rate terms of the Company’s $100 million in unsecured borrowings that begin at various dates between October 2015 and September 2016, the Company entered into forward-starting swap agreements to effectively lock in fixed rates of interest averaging 7.56% for the final 20 years of these borrowings that mature in 2035 and 2036. The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements to manage interest rate risk.

Index
In late 2012 Capstead implemented a $100 million common share repurchase program and suspended its common share continuous offering program until further notice.  Purchases made pursuant to the common share repurchase program can be made in the open market or through privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and are subject to economic and market conditions, applicable legal requirements and other factors.  Pursuant to this authorization, in November and December 2012 repurchases totaled 3.0 million common shares at an average cost of $11.80 per share for $35 million.  An additional 638,000 shares were repurchased in early January 2013 at an average cost of $11.43 per share for $7 million, leaving $58 million of the authorization available for future repurchases.  The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice.  Upon suspension of the repurchase program, issuances of common shares under the continuous offering program or by other means may resume subject to compliance with federal securities laws, market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

Interest Rate Risk

Because Capstead’s residential mortgage investments consist almost entirely of Agency Securities, which are considered to have limited, if any, credit risk, interest rate risk is the primary market risk faced by the Company.  Interest rate risk is highly sensitive to a number of factors, including economic conditions, government fiscal policy, central bank monetary policy and banking regulation.  By focusing on investing in relatively short duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets.  These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment.  This strategy positions the Company to benefit from potential recoveries in financing spreads diminished during periods of rising interest rates.

To further mitigate Capstead’s exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting interest rate swap agreements that typically require interest payments for two-year terms in order to lengthen the effective duration of its borrowings to more closely match the duration of its investments.  Duration is a measure of market price sensitivity to interest rate movements.  After consideration of all swap positions entered into as of quarter-end to hedge short-term borrowing rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had estimated durations at September 30, 2013 of 12 months and 10¼ months, respectively, for a net duration gap of approximately 1¾ months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

Index
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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivatives at September 30, 2013 and December 31, 2012, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%
Projected 12-month percentage change in net interest margins: *
September 30, 2013	<0.25%	2.61%	(6.9)%	(5.9)%	(12.3)%
December 31, 2012	<0.25	1.76	(1.7)	(6.2)	(13.7)
Projected percentage change in portfolio and related derivative values: *
September 30, 2013	<0.25%	2.61%	–%	(0.2)%	(0.3)%
December 31, 2012	<0.25	1.76	–	(0.2)	(0.3)

*	Sensitivity of net interest margins as well as portfolio and related derivative values to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month net interest margin change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices, if investments made will behave in the same fashion as assets currently held or if management will choose to replace runoff with such assets.

The increased sensitivity of net interest margins to parallel shifts in the yield curve at September 30, 2013 compared to December 31, 2012 reflects current expectations for slower mortgage prepayments that are modeled to increase in a down 0.50% scenario and not decline significantly in the up 0.50% or up 1.00% scenarios.

Index
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

Risks Related to Capstead’s Business

Monetary policy actions by the Federal Reserve could adversely affect Capstead’s liquidity, financial condition and earnings.  In order to help support the GSEs and the housing markets, by early 2010 the Federal Reserve had acquired $1.25 trillion in fixed-rate Agency Securities.  This type of expansion of the Federal Reserve’s balance sheet is often referred to as “quantitative easing” or QE.  In September 2011, in order to promote a stronger economic recovery the Federal Reserve began extending the average maturity of its holdings of securities by selling Treasury securities with maturities of less than three years and purchasing longer-dated Treasuries.  This program was referred to as “Operation Twist.”  Also in September 2011, the Federal Reserve began reinvesting principal payments from existing holdings of Agency Securities into additional fixed-rate Agency Securities.  In September 2012, the Federal Reserve began purchasing more fixed-rate Agency Securities at a pace of $40 billion per month and announced it would maintain its existing policy of reinvesting principal payments from its existing holdings of Agency Securities.  The Federal Reserve articulated that these additional purchases, referred to as QE3, will continue until the labor market improves substantially.  In May 2013 the markets began interpreting comments by members of the Federal Reserve’s Federal Open Market Committee that purchases under QE3 would begin to be reduced sometime in 2013.  The Federal Reserve then articulated that the so-called “tapering” of purchases could begin in September 2013 and purchases could cease entirely by mid-2014, provided Federal Reserve economic forecasts are reasonably accurate.  However, no changes to the program were announced after the September meeting, a conclusion reached amid mixed economic reports and looming fiscal discord in Washington.  It is presently unclear when a tapering decision will be reached and implemented.

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

Because of expectations for near-term tapering of QE3, in May and June 2013 the markets experienced an abrupt transition to significantly higher long-term interest rates, which has had a substantial negative effect on pricing for longer duration ARM and fixed-rate Agency Securities in particular, and to a lesser extent, the Company’s portfolio of short duration, well-seasoned ARM Agency Securities.  This has had a negative effect on the Company’s liquidity and book value per common share.  The actual timing, including the pace of tapering, could result in additional negative effects.  In addition, should the Federal Reserve decide to eventually reduce its holdings of fixed-rate Agency Securities through asset sales, the pricing for all Agency Securities could decline, which could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described below.

Index
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

Failure of the federal government to periodically increase the U.S. Treasury’s borrowing capacity while reducing future federal budget deficits could adversely impact Capstead’s liquidity, financial condition and earnings.  The increasing amount of outstanding federal debt relative to the size of the U.S. economy, particularly in light of projected growth in federal government spending and resulting federal budget deficits, have increased the possibility of further credit rating agency actions to downgrade the federal government’s credit rating and eventually could lead to a decline in the market’s perception of the creditworthiness of the federal government.  Because market participants rely on the federal government’s continued support of the GSEs, the perception of credit risk associated with Agency Securities and, therefore, the pricing of existing holdings of Agency Securities could be adversely affected.  In addition, these circumstances could create broader financial turmoil and uncertainty, which may weigh heavily on the global banking system and limit the availability and/or terms and conditions of borrowings under repurchase arrangements which could adversely impact the Company’s liquidity, earnings and book value per common share, as more fully described below.

Legislative and regulatory actions could adversely affect the availability and/or terms and conditions of borrowings under repurchase arrangements and consequently, the Company’s liquidity, financial condition and earnings.  In July 2010 the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in order to restrict certain business practices of systemically significant participants in the financial markets, which include many of the Company’s lending counterparties.  Additionally, changes in regulatory capital requirements and other leverage constraints are being implemented worldwide.  It remains unclear how significant of an impact Dodd Frank and changes in regulatory capital requirements will have on the financial markets in general and on the Company’s strategy of holding an appropriately hedged, leveraged portfolio of Agency Securities.  However, it is possible that the availability and/or terms and conditions of borrowings under repurchase arrangements and related derivative financial instruments held for hedging purposes could be adversely affected which could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described below.

Index
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

During periods of relatively low short-term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may adversely affect yields on the Company's ARM securities as the underlying ARM loans reset at lower rates.  If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected.

Index
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

Index
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

Capstead may invest in derivative financial instruments such as interest rate swap agreements to mitigate or hedge the Company's interest rate risk, which may adversely affect the Company’s liquidity, financial condition or earnings.  The Company may invest in such instruments from time to time with the goal of achieving more stable borrowing costs over an extended period.  However, these activities may not have the desired beneficial impact on the Company's liquidity, financial condition or earnings.  For instance, the pricing of residential mortgage investments and the pricing of related derivatives may deteriorate at the same time leading to margin calls by counterparties to both the borrowings supporting these investments and the derivatives, adversely impacting the Company's liquidity and financial condition.  In addition, counterparties could fail to honor their commitments under the terms of the derivatives or have their credit quality downgraded impairing the value of the derivatives.  In the event of any defaults by counterparties, the Company may have difficulty recovering its cash collateral receivable from its counterparties and may not receive payments provided for under the terms of the derivatives and as a result, the Company may incur losses.  No such hedging activity can completely insulate the Company from the risks associated with changes in interest rates and prepayment rates.

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

Index
The lack of availability of suitable investments at attractive pricing may adversely affect Capstead’s earnings.  The pricing of investments is determined by a number of factors including interest rate levels and expectations, market liquidity conditions, and competition among investors for these investments, many of whom have greater financial resources and lower return requirements than Capstead.  Additionally, in recent years the federal government, primarily through the Federal Reserve, has been an active buyer of Agency Securities which has had the effect of supporting, if not increasing, pricing for these securities.  To the extent the proceeds from prepayments on Capstead’s mortgage investments are not reinvested or cannot be reinvested at rates of return at least equal to the rates previously earned on those investments, the Company's earnings may be adversely affected. Similarly, if proceeds from capital raising activities are not deployed or cannot be deployed at rates of return being earned on existing capital, earnings may be adversely affected.  Capstead cannot assure investors that the Company will be able to acquire suitable investments at attractive pricing and in a timely manner to replace portfolio runoff as it occurs or to deploy new capital as it is raised.  Neither can the Company assure investors that it will maintain the current composition of its investments, consisting primarily of ARM Agency Securities.

Capstead is dependent on its executives and employees and the loss of one or more of its executive officers could harm the Company's business and its prospects.  As a self-managed REIT with 13 full-time employees and one part-time employee, Capstead is dependent on the efforts of its key officers and employees, most of whom have significant experience in the mortgage industry.  Although the Company's named executive officers and some of its other employees are parties to severance agreements, the Company's key officers and employees are not subject to employment agreements with non-compete clauses, nor has Capstead acquired key man life insurance policies on any of these individuals.  The loss of any of their services could have an adverse effect on the Company's operations.

Risks Related to Capstead’s Status as a REIT and Other Tax Matters

If Capstead does not qualify as a REIT, the Company will be subject to tax as a regular corporation and face substantial tax liability.  Capstead has elected to be taxed as a REIT for federal income tax purposes and intends to continue to so qualify.  Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist.  Even a technical or inadvertent mistake could jeopardize the Company's REIT status.  Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for the Company to qualify as a REIT.

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

Index
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

Complying with REIT requirements may cause Capstead to forego otherwise attractive opportunities.  To qualify as a REIT for federal income tax purposes, Capstead must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts that it distributes to its stockholders, and the ownership of its stock.  The Company may be required to make distributions to stockholders at disadvantageous times or when it does not have funds readily available for distribution.  As a result, compliance with the REIT requirements may hinder the Company's ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may force Capstead to liquidate otherwise attractive investments.  To qualify as a REIT, Capstead must also ensure that at the end of each calendar quarter at least 75% of the value of its assets consists of cash, cash items, United States government securities and qualified REIT real estate assets.  The remainder of the Company's investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company's assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of its total securities can be represented by securities of one or more taxable REIT subsidiaries.  If the Company fails to comply with these requirements at the end of any calendar quarter, it must correct such failure within 30 days after the end of the calendar quarter to avoid losing its REIT status and suffering adverse tax consequences.  As a result, the Company may be required to liquidate otherwise attractive investments.

Complying with REIT requirements may force Capstead to borrow to make distributions to stockholders. As a REIT, Capstead must distribute at least 90% of its annual taxable income (subject to certain adjustments) to its stockholders. To the extent that the Company satisfies the distribution requirement, but distributes less than 100% of its taxable income, the Company will be subject to federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to its stockholders in a calendar year is less than a minimum amount specified under the federal tax laws. From time to time, the Company may generate taxable income greater than its net income for financial reporting purposes or its taxable income may be greater than the Company's cash flow available for distribution to stockholders. If the Company does not have other funds available in these situations, it could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable it to pay out enough of its taxable income to satisfy the distribution requirement and to avoid corporate income tax or the 4% excise tax in a particular year. These alternatives could increase the Company's costs and reduce its long-term investment capital.

Index
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

An investment in Capstead’s securities has various federal, state and local income tax risks that could affect the value of an investor’s investment.  The Company strongly urges investors to consult their own tax advisor concerning the effects of federal, state and local income tax law on an investment in the Company's securities, because of the complex nature of the tax rules applicable to REITs and their stockholders.

Risk Factors Related to Capstead’s Corporate Structure

There are no assurances of Capstead’s ability to pay dividends in the future.  Capstead intends to continue paying quarterly dividends and to make distributions to its stockholders in amounts such that all or substantially all of the Company's taxable income in each year, subject to certain adjustments, is distributed.  This, along with other factors, should enable the Company to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code.  However, the Company's ability to pay dividends may be adversely affected by the risk factors described in this filing.  All distributions will be made at the discretion of the Company's board of directors and will depend upon the Company’s earnings, its financial condition, maintenance of its REIT status and such other factors as the board may deem relevant from time to time.  There are no assurances of the Company's ability to pay dividends in the future.

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

Index
Pursuant to Capstead’s charter, its board of directors has the ability to limit ownership of the Company's capital stock, to the extent necessary to preserve its REIT qualification.  For the purpose of preserving Capstead’s REIT qualification, the Company’s charter gives the board the ability to repurchase outstanding shares of capital stock from existing stockholders if the directors determine in good faith that the concentration of ownership by such individuals, directly or indirectly, would cause the Company to fail to qualify or be disqualified as a REIT. Constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity.  As a result, the acquisition of outstanding stock by an individual or entity could cause that individual or entity to own constructively a greater concentration of the Company's outstanding stock than is acceptable for REIT purposes, thereby giving the board the ability to repurchase any excess shares.

Because provisions contained in Maryland law and Capstead’s charter may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares. Provisions contained in Capstead’s charter and Maryland general corporation law can delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares.  For example, these provisions may defer or prevent tender offers for the Company's common stock or purchases of large blocks of the Company's common stock, thereby limiting the opportunities for its stockholders to receive a premium over then-prevailing market prices.  These provisions include the following:

•	Repurchase rights: Repurchase rights granted to Capstead’s board in its charter limit related investors, including, among other things, any voting group, from owning common stock if the concentration owned would jeopardize the Company's REIT status.

•	Classification of preferred stock: Capstead’s charter authorizes the board to issue preferred stock and establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval and could have the effect of delaying or preventing someone from taking control of the Company.

•	Statutory provisions: Capstead is subject to provisions of Maryland statutory law that restrict business combinations with interested stockholders and restrict voting rights of certain shares acquired in control share acquisitions. The board has not taken any action to exempt the Company from these provisions.

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

Index
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

Capstead may change its policies without stockholder approval.  Capstead’s board and management determine all of its policies, including its investment, financing and distribution policies and may amend or revise these policies at any time without a vote of the Company's stockholders.  Policy changes could adversely affect the Company's financial condition, results of operations, the market price of its common and preferred stock or the Company's ability to pay dividends or distributions.

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

Index
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

Index
The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future 30- and 90-day borrowings and the 20-year floating-rate periods of the Company’s long-term unsecured borrowings.  Variable-rate payments to be received on the swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally on a monthly basis while fixed rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments.  See NOTE 7 to the consolidated financial statements (included under Item 1 of this report) and “Financial Condition–Residential Mortgage Investments” for additional information regarding the Company’s current use of derivatives and its related risk management policies.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning.  Forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•	changes in general economic conditions;

•	fluctuations in interest rates and levels of mortgage prepayments;

•	the effectiveness of risk management strategies;

•	the impact of differing levels of leverage employed;

•	liquidity of secondary markets and credit markets;

•	the availability of financing at reasonable levels and terms to support investing on a leveraged basis;

•	the availability of new investment capital;

•	the availability of suitable qualifying investments from both an investment return and regulatory perspective;

•	changes in legislation or regulation affecting the GSEs, Ginnie Mae and similar federal government agencies and related guarantees;

Index
•	other changes in legislation or regulation affecting the mortgage and banking industries;

•	changes in market conditions as a result of Federal Reserve monetary policy or federal government fiscal challenges;

•	changes in legislation or regulation affecting exemptions for mortgage REITs from regulation under the Investment Company Act of 1940; and

•	increases in costs and other general competitive factors.

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

ITEM 4.            CONTROLS AND PROCEDURES

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2013.

PART II. — OTHER INFORMATION

ITEM 6.           EXHIBITS

Exhibit
Number	DESCRIPTION

3.1
Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares (except the 7.50% Series E Cumulative Redeemable Preferred Stock) and all other amendments to such Articles of Incorporation.(1)

3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Junior Subordinated Indenture dated September 26, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(3)
4.2	Amended and Restated Trust Agreement dated September 26, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(3)

Index
4.3	Indenture dated December 15, 2005, regarding junior subordinated debentures due 2035, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(3)
4.4	Amended and Restated Declaration of Trust dated December 15, 2005, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(3)
4.5	Indenture dated September 11, 2006, regarding junior subordinated debentures due 2036, including a form of debenture pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(3)
4.6	Amended and Restated Declaration of Trust dated September 11, 2006, including forms of capital security certificates pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(3)
10.01	Amended and Restated Deferred Compensation Plan.(3)
10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.(4)
10.03	Second Amended and Restated Incentive Bonus Plan.(5)
10.04	Form of nonqualified stock option and stock award agreements for non-employee directors.(2)
10.05	Form of nonqualified stock option and stock award agreements for employees with service conditions.(2)
10.06	Form of stock award agreements for employees with performance conditions.(6)
10.07	Form of stock award agreements for employees with performance conditions and deferral of dividends.(7)
10.08	Purchase Agreements dated September 23, 2005, pertaining to the issuance of Capstead Mortgage Trust I preferred securities.(2)
10.09	Placement Agreement dated December 6, 2005, pertaining to the issuance of Capstead Mortgage Trust II preferred securities.(2)
10.10	Placement Agreement dated September 8, 2006, pertaining to the issuance of Capstead Mortgage Trust III preferred securities.(2)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2012.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S‑8 (No. 333-142861) dated May 9, 2007.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2011.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: November 1, 2013	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: November 1, 2013	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer