Form 10-K
period 2013-12-31
CAPSTEAD MORTGAGE CORP
filed 2014-02-28
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number:	001-08896

CAPSTEAD MORTGAGE CORPORATION
(Exact name of Registrant as specified in its Charter)

Maryland	75‑2027937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8401 North Central Expressway, Suite 800, Dallas, TX	75225-4404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (214) 874-2323

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock ($0.01 par value)	New York Stock Exchange
$7.50% Series E Cumulative Redeemable Preferred Stock ($0.10 par value)	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑ NO ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES ☑ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that Registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

At June 28, 2013 the aggregate market value of the common stock held by nonaffiliates was $1,139,155,262.

Number of shares of Common Stock outstanding at February 28, 2014:   95,767,180

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the 2014 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

CAPSTEAD MORTGAGE CORPORATION
2013 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas.  Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.”  Capstead was incorporated in the state of Maryland in 1985 and its common and 7.50% Series E preferred shares are listed on the New York Stock Exchange under the symbols “CMO” and “CMOPRE,” respectively.

Capstead’s investment strategy involves managing a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of relatively short duration adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac (together, the “GSEs”), or by an agency of the federal government, Ginnie Mae.  Residential mortgage pass-through securities guaranteed by the GSEs or Ginnie Mae, referred to as “Agency Securities,” are considered to have limited, if any, credit risk because of federal government support for the GSEs.  Duration is a measure of market price sensitivity to changes in interest rates.  Declines in fair value caused by increases in interest rates are typically modest for investments in short duration ARM Agency Securities compared to investments in longer duration ARM or fixed-rate assets.  These declines are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment.

For further discussion of the Company’s business and financial condition, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Competition

As a residential mortgage REIT that focuses on investing in ARM Agency Securities, Capstead competes for the acquisition of suitable investments with other mortgage REITs, commercial banks, savings banks, insurance companies, and institutional investors such as private equity funds, mutual funds, pension funds and sovereign wealth funds.  Many of these entities have lower yield requirements as well as greater financial resources and access to capital than the Company.  In addition, the federal government, through the Federal Reserve, the GSEs and the Federal Home Loan Banks, has substantial holdings of primarily fixed-rate Agency Securities and the Federal Reserve is currently acquiring additional fixed-rate Agency Securities as well as U.S. Treasury securities.  This expansion of the Federal Reserve’s balance sheet is often referred to as quantitative easing, or QE.  Increased competition for the acquisition of Agency Securities can result in higher pricing levels for such assets and lead to lower mortgage interest rates.  Although higher pricing levels generally correspond to a higher book value per common share for the Company, higher pricing levels also generally result in lower portfolio yields, which could adversely affect future profitability.  Lower mortgage interest rates can result in higher levels of mortgage prepayments, generally resulting in lower portfolio yields because of increases in investment premium amortization which can adversely affect current profitability.

The policy goals of the federal government may differ from the economic goals of other investors in Agency Securities.  In December 2013 the Federal Reserve began reducing, or “tapering”, the monthly amount of fixed-rate Agency Securities it has been acquiring.  Market expectations for the timing and extent of tapering led to higher mortgage interest rates and lower portfolio pricing levels the latter half of 2013.  By the fourth quarter of 2013, mortgage prepayment levels declined improving the Company’s profitability even as book value per common share was negatively affected.  Lower pricing levels also created opportunities to acquire assets at relatively attractive yields.  In the future, the Federal Reserve or the GSEs may determine it is appropriate to reduce holdings of Agency Securities which could also result in lower pricing levels.

Regulation and Related Matters

Operating as a REIT that primarily invests in Agency Securities subjects Capstead to various federal tax and regulatory requirements.  For further discussion, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 28 through 32 under the captions “Risks Related to Capstead’s Status as a REIT and Other Tax Matters” and “Risk Factors Related to Capstead’s Corporate Structure,” which is incorporated herein by reference.

Employees

As of December 31, 2013, Capstead had 13 full-time employees and one part-time employee.

Website Access to Company Reports and Other Company Information

Capstead makes available on its website at www.capstead.com, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, investor presentations and press releases, including any amendments to such documents as soon as reasonably practicable after such materials are electronically filed or furnished to the SEC or otherwise publicly released.

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

The Company also makes available on its website charters for the committees of its board of directors, its Board of Directors’ Guidelines, its Amended and Restated Bylaws, its Code of Business Conduct and Ethics, its Financial Code of Professional Conduct and other information, including amendments to such documents and waivers, if any, to the codes.  Such information will also be furnished, free of charge, upon written request to Capstead Mortgage Corporation, Attention: Stockholder Relations, 8401 North Central Expressway, Suite 800, Dallas, Texas 75225-4404.

Cautionary Statement Concerning Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning.  Forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•	changes in general economic conditions;
•	fluctuations in interest rates and levels of mortgage prepayments;
•	the effectiveness of risk management strategies;
•	the impact of differing levels of leverage employed;
•	liquidity of secondary markets and credit markets;
•	the availability of financing at reasonable levels and terms to support investing at current leverage levels;
•	the availability of new investment capital;
•	the availability of suitable qualifying investments from both an investment return and regulatory perspective;
•	changes in legislation or regulation affecting the GSEs, Ginnie Mae and similar federal government agencies and related guarantees;
•	other changes in legislation or regulation affecting the mortgage and banking industries;

•	changes in market conditions as a result of Federal Reserve monetary policy or federal government fiscal challenges;
•	deterioration in credit quality and ratings of existing or future issuances of GSE or Ginnie Mae securities;
•	changes in legislation or regulation affecting exemptions for mortgage REITs from regulation under the Investment Company Act of 1940; and
•	increases in costs and other general competitive factors.

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

Under the captions “Risk Factors” and “Critical Accounting Policies” on pages 23 through 31 and 31 through 34, respectively, of Item 7 are discussions of risk factors and critical accounting policies affecting Capstead’s financial condition and results of operations that are an integral part of this report.  Readers are strongly urged to consider the potential impact of these factors and accounting policies on the Company while reading this document.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Capstead’s headquarters are located in Dallas, Texas in office space leased by the Company.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The New York Stock Exchange trading symbol for Capstead’s common shares is CMO. As of December 31, 2013, the Company had 1,259 common stockholders of record and depository companies held common shares for 48,420 beneficial owners.  Under the caption “Common Share Repurchases” on page 8 of Item 7 are disclosures relative to a $100 million common share repurchase authorization announced in October 2012, which are incorporated herein by reference.

The high and low sales prices and dividends declared on the common shares were as follows:

	Year ended December 31, 2013			Year ended December 31, 2012
	Sales Prices		Dividends	Sales Prices		Dividends
	High	Low	Declared	High	Low	Declared
First quarter	$13.22	$11.62	$0.31	$13.62	$12.29	$0.43
Second quarter	13.28	11.67	0.31	14.29	12.84	0.40
Third quarter	12.52	11.08	0.31	14.59	13.49	0.36
Fourth quarter	12.54	11.25	0.31	13.60	10.81	0.30

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on Capstead common shares, with the cumulative total return of the Russell 2000 Index and the NAREIT Mortgage REIT Index for the five years ended December 31, 2013 assuming the investment of $100 on December 31, 2008 and the reinvestment of dividends.  The stock price and dividend performance reflected in the graph is not necessarily indicative of future performance.

	Year ended December 31
	2008	2009	2010	2011	2012	2013
Capstead Mortgage Corporation	$100.00	$150.24	$157.17	$178.25	$184.06	$214.34
Russell 2000 Index	100.00	127.17	161.32	154.59	179.86	249.69
NAREIT Mortgage REIT Index	100.00	124.63	152.79	149.10	178.75	175.25

See Item 11 of this report for information regarding equity compensation plans which is incorporated herein by reference.  Capstead did not issue any unregistered securities during the past three fiscal years.

ITEM 6.	SELECTED FINANCIAL DATA

This table summarizes selected financial information, including key operating data (in thousands, except percentages, ratios and per share data).  For additional information, refer to the audited consolidated financial statements and notes thereto included under Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this report.

	As of or for the year ended December 31
	2013	2012	2011	2010	2009
Selected statement of income data:

Interest income on residential mortgage investments (before investment premium amortization)	$341,009	$352,608	$311,154	$256,069	$343,096
Investment premium amortization	(125,872)	(96,677)	(68,077)	(57,581)	(29,420)
Related interest expense	(66,368)	(69,101)	(57,328)	(47,502)	(120,083)
	148,769	186,830	185,749	150,986	193,593
Other interest income (expense) (a)	(8,165)	(7,790)	(8,192)	(7,200)	(7,569)
	140,604	179,040	177,557	143,786	186,024
Other revenue (expense) (b)	(14,117)	(15,414)	(17,353)	(16,890)	(56,761)
Net income	$126,487	$163,626	$160,204	$126,896	$129,263
Net income per diluted common share (c)	$0.93	$1.50	$1.75	$1.52	$1.66
Cash dividends per common share	1.24	1.49	1.76	1.51	2.24
Average diluted common shares outstanding	95,393	95,012	79,696	69,901	65,449
Selected balance sheet data:
Residential mortgage investments	$13,475,874	$13,860,158	$12,264,906	$8,515,691	$8,081,050
Total assets	14,015,968	14,469,263	12,844,622	8,999,362	8,628,903
Repurchase arrangements and similar borrowings	12,482,900	12,784,238	11,352,444	7,792,743	7,435,256
Long-term investment capital (“LTIC”):
Unsecured borrowings (net of related investments in statutory trusts prior to dissolution in December 2013)	100,000	99,978	99,978	99,978	99,978
Preferred stockholders’ equity	165,756	188,992	184,514	179,323	179,333
Common stockholders’ equity	1,200,027	1,308,133	1,108,193	848,102	834,608
Book value per common share (unaudited)	12.47	13.58	12.52	12.02	11.99
Key operating data: (unaudited)
Portfolio acquisitions (principal amount)	$3,187,534	$4,206,459	$5,673,803	$3,299,600	$1,969,113
Portfolio runoff (principal amount)	3,483,756	2,784,687	2,127,812	2,932,978	1,513,967
Common equity capital raised	–	142,036	231,673	10,423	81,441
Common share repurchases	7,292	35,062	–	–	–
Year-end portfolio leverage ratio (d)	8.52:1	8.00:1	8.15:1	6.91:1	6.67:1

Average financing spreads on residential mortgage investments (e)	1.07%	1.38%	1.68%	1.93%	2.42%
Average total financing spreads (e)	0.96	1.26	1.56	1.74	2.23

Average mortgage prepayment rates, (expressed as constant prepayment rates, or CPRs)	21.45	17.60	16.58	29.47	16.84
Return on average LTIC	8.72	10.98	13.14	12.08	13.34
Return on average common equity capital	7.08	11.15	13.94	12.68	14.90

(a)	Consists principally of interest on unsecured borrowings and is presented net of earnings of related statutory trusts prior to dissolution in December 2013.
(b)	In 2009 Capstead recorded impairment charges totaling $40 million substantially reducing its exposure to investments in commercial real estate loans.
(c)	Net income per diluted common share in 2013 includes charges totaling $0.23 related to Series A and B preferred share redemption preference premiums paid and dividends accruing on the Company’s Series A and B preferred shares from the May 2013 issue date of the Company’s Series E preferred shares through the June 2013 redemption of the Series A and B preferred shares. See Item 7 pages 8 and 14 for further discussion.
(d)	Year-end portfolio leverage ratios were calculated by dividing repurchase arrangements and similar borrowings by long-term investment capital.
(e)	Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on Capstead’s residential mortgage investments, net of borrowing rates on repurchase arrangements and similar borrowings, adjusted for currently-paying interest rate swap agreements held for hedging purposes. This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings. See Item 7 page 14 for reconciliations of these measures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Capstead operates as a self-managed REIT and earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of relatively short duration ARM Agency Securities, which are considered to have limited, if any, credit risk.  This strategy of investing in ARM Agency Securities that reset to more current interest rates within a relatively short period of time positions the Company to benefit from potential recoveries in financing spreads diminished during periods of rising interest rates and can result in smaller fluctuations in portfolio values compared to portfolios containing a significant amount of longer duration ARM or fixed-rate mortgage securities (duration is a common measure of market price sensitivity to interest rate movements).

Capstead finances its investments with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital, which as of December 31, 2013 totaled $1.47 billion and consisted of $1.20 billion of common and $166 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of long-term unsecured borrowings.  Long-term investment capital decreased by $131 million during 2013 primarily as a result of portfolio runoff and lower portfolio pricing levels, net of higher pricing levels for interest rate swap agreements held for hedging purposes ($75 million), and the June 2013 redemption of the Company’s higher cost Series A and B preferred shares using proceeds from the May 2013 issuance of its 7.50% Series E perpetual preferred shares and cash on hand ($43 million).  Other contributing factors included early first quarter common share repurchases ($7 million) and dividend payments in excess of earnings ($10 million) partially offset by other operational factors and Series E preferred capital raised late in the year using an at-the-market continuous offering program.

Taking advantage of relatively sharp increases in longer-term interest rates that began in May 2013, Capstead replaced most of its portfolio runoff at relatively attractive levels and did not sell any mortgage assets during 2013.  The recorded value of Capstead’s holdings of ARM Agency Securities decreased by $384 million to $13.48 billion at December 31, 2013, $101 million of which is attributable to the elimination of unrealized gains on investments that paid off and a 56 basis point decline in portfolio pricing levels as the market adjusted to higher prevailing longer-term interest rates.  Borrowings under repurchase arrangements decreased by $301 million during 2013 to $12.48 billion.  Portfolio leverage (borrowings under repurchase arrangements divided by long-term investment capital) increased to 8.52 to one at December 31, 2013 from 8.00 to one at December 31, 2012 primarily reflecting the decline in long-term investment capital noted above.  Management believes borrowing at current levels represents an appropriate and prudent use of leverage under current market conditions for a portfolio consisting almost entirely of relatively short duration and well-seasoned ARM Agency Securities.

Capstead reported net income of $126 million or $0.93 per diluted common share for the year ended December 31, 2013 compared to $164 million or $1.50 per diluted common share in 2012.  Net income per diluted common share for the year ended December 31, 2013 includes $0.23 in redemption preference premiums paid and other one-time effects of the second quarter’s preferred capital transactions; excluding these items, core earnings were $1.16 per diluted common share.  See pages 8 and 14 for further information and a reconciliation of these GAAP and non-GAAP financial measures.

Financing spreads on residential mortgage investments averaged 107 basis points for 2013, compared to 138 basis points for 2012.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of borrowing rates on repurchase arrangements and similar borrowings, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings.  See page 14 for a reconciliation of these GAAP and non-GAAP financial measures.  Lower financing spreads reflect (a) lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions, and (b) higher investment premium amortization primarily because of higher levels of mortgage prepayments during the first three quarters of 2013, as well as higher prices paid for portfolio acquisitions in recent years.  Borrowing rates were modestly lower as older, higher rate interest rate swap positions used for hedging purposes were replaced at lower rates.

Incentive compensation, salaries and benefits and other general and administrative expense (referred to as “operating costs”) as a percentage of long-term investment capital averaged 89 basis points for 2013, compared to 97 basis points during 2012.  Operating costs were lower during 2013 primarily reflecting lower incentive compensation.

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

Issuance of 7.50% Series E and Redemption of Series A and B Perpetual Preferred Shares

In May 2013 Capstead completed a public offering of 6.8 million shares ($170 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share.  Net proceeds of the offering, after underwriting fees and other costs, totaled $164 million and together with $43 million of cash on hand were used to fund the June 2013 redemption of 77,000 and 16.5 million of the Company’s Series A and B perpetual preferred shares, respectively.  Stockholders holding the remaining Series A and B shares outstanding prior to announcing the redemption exercised their conversion rights resulting in the issuance of 201,000 common shares.  The preferred shares that were redeemed had redemption preferences aggregating $207 million, a total of $20 million in excess of these shares’ recorded amounts on the Company’s balance sheet.  This redemption preference premium is reflected as a $0.21 per common share reduction in net income available to common stockholders for the year ended December 31, 2013.  As a result of these transactions, net income available to common stockholders and net income per diluted common share have begun benefiting from an annualized $8 million in lower preferred dividend requirements (nearly $0.09 per diluted common share).

In late 2013 the Company issued an additional 61,000 Series E preferred shares through an at-the-market continuous offering program at an average price of $23.78, net of expenses, for net proceeds of over $1 million.  The Company may raise modest additional amounts of Series E preferred capital in the future under this program subject to compliance with federal securities laws, market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

Common Share Repurchases

In late 2012 Capstead implemented a $100 million common share repurchase program and suspended its common share continuous offering program until further notice.  Purchases pursuant to the common share repurchase program can be made in the open market or through privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and are subject to economic and market conditions, applicable legal requirements and other factors.

Pursuant to this authorization, in late 2012 repurchases totaled 3 million common shares at an average cost of $11.80 per share for $35 million.  An additional 638,000 shares were repurchased in early January 2013 at an average cost of $11.43 per share for $7 million, leaving $58 million of the authorization available for future repurchases.  The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice.  Upon suspension of the repurchase program, issuances of common shares under the continuous offering program or by other means may resume subject to the same restraints noted above.

Book Value per Common Share

Nearly all of Capstead’s residential mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share (total stockholders’ equity, less aggregate liquidation preferences for preferred shares, divided by common shares outstanding).  The fair value of these investments is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels, among other factors.  The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels.  Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios containing a significant amount of non-agency and/or fixed-rate mortgage securities.  The following table illustrates the progression of the Company’s book value per common share for the indicated periods:

	As of and for the year ended December 31
	2013		2012		2011

Book value per common share, beginning of year	$13.58		$12.52		$12.02
One-time effects of second quarter 2013 redemption of Series A and B preferred shares and issuance of Series E preferred shares	(0.28)		–		–
Other capital transactions:
Dividend distributions in excess of core earnings	(0.08)		(0.01)		(0.06)
Accretion from capital raises	–		0.12		0.22
Accretion from common share repurchases	0.01		0.02		–
Increase related to stock awards	0.02		–		–
	(0.33)	(2.4)%	0.13	1.1%	0.16	1.4%
Change in unrealized gains and losses on mortgage securities classified as available-for-sale	(1.05)		0.95		0.61
Change in unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Borrowings under repurchase arrangements	0.08		(0.04)		0.01
Unsecured borrowings	0.19		0.02		(0.28)
	(0.78)	(5.8)%	0.93	7.4%	0.34	2.8%
Book value per common share, end of year	$12.47		$13.58		$12.52

Change in book value per common share during the indicated year	$(1.11)	(8.2)%	$1.06	8.5%	$0.50	4.2%

Residential Mortgage Investments

Capstead’s investment strategy focuses on managing a large portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities.  Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by the GSEs, which are federally chartered corporations, or Ginnie Mae, which is an agency of the federal government.  Federal government support for the GSEs has largely alleviated market concerns regarding the ability of the GSEs to fulfill their guarantee obligations.  By focusing on investing in relatively short duration and well-seasoned ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer duration ARM or fixed-rate assets.  These declines are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment.  This investment strategy positions the Company to benefit from potential recoveries in financing spreads diminished during periods of rising short-term interest rates.  The following table illustrates the progression of the Company’s portfolio of residential mortgage investments for the indicated periods (dollars in thousands):

	As of and for the year ended December 31
	2013	2012	2011
Residential mortgage investments, beginning of year	$13,860,158	$12,264,906	$8,515,691
(Decrease) increase in net unrealized gains on mortgage securities classified as available-for-sale	(101,001)	91,750	54,325
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.28%, 2.17% and 2.75%, respectively	3,187,534	4,206,459	5,673,803
Securities effectively sold in connection with the bankruptcy of a lending counterparty	–	–	(8,262)
Investment premiums on acquisitions*	138,811	178,407	225,238
Portfolio runoff (principal amount)	(3,483,756)	(2,784,687)	(2,127,812)
Investment premium amortization	(125,872)	(96,677)	(68,077)
Residential mortgage investments, end of year	$13,475,874	$13,860,158	$12,264,906

*	Residential mortgage investments typically are acquired at a premium to the securities’ unpaid principal balances. Investment premiums are recognized in earnings as portfolio yield adjustments using the interest method over the estimated lives of the related investments. As such, the level of mortgage prepayments impacts how quickly investment premiums are amortized.

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  After consideration of any applicable initial fixed-rate periods, at December 31, 2013 approximately 83%, 10% and 7% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively.  Approximately 87% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at December 31, 2013 approximately 16% of the Company’s ARM securities were backed by interest-only loans that have not reached an initial coupon reset date.  All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.  The Company’s ARM holdings featured the following characteristics at December 31, 2013 (dollars in thousands):

ARM Type (a)	Amortized Cost Basis (b)	Net WAC (c)	Fully Indexed WAC (c)	Average Net Margins (c)	Average Periodic Caps (c)	Average Lifetime Caps (c)	Months To Roll (a)
Current-reset ARMs:
Fannie Mae Agency Securities	$4,658,862	2.33%	2.16%	1.71%	3.29%	10.09%	5.4
Freddie Mac Agency Securities	1,637,500	2.44	2.25	1.83	2.13	10.58	6.4
Ginnie Mae Agency Securities	1,181,571	2.52	1.66	1.51	1.04	8.80	8.7
Residential mortgage loans	4,262	3.45	2.26	2.02	1.50	10.94	4.5
	7,482,195	2.39	2.10	1.70	2.69	9.99	6.1
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,972,662	2.86	2.33	1.75	4.89	7.87	40.3
Freddie Mac Agency Securities	1,750,047	2.93	2.40	1.82	4.83	7.96	40.7
Ginnie Mae Agency Securities	1,038,465	2.78	1.66	1.51	1.11	7.87	30.9
	5,761,174	2.86	2.23	1.73	4.19	7.90	38.7
	$13,243,369	2.59	2.16	1.71	3.34	9.08	20.2

Gross WAC (rate paid by borrowers) (d)		3.20

(a)	Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities). Once an ARM loan reaches its initial reset date, it will reset at least once a year to a margin over a corresponding interest rate index, subject to periodic and lifetime limits or caps.
(b)	Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses. As of December 31, 2013, the ratio of amortized cost basis to related unpaid principal balance for the Company’s ARM securities was 103.26. This table excludes $2 million in fixed-rate Agency Securities, $3 million in fixed-rate residential mortgage loans and $2 million in private residential mortgage pass-through securities held as collateral for structured financings.
(c)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average net margins represent the weighted average levels over the underlying indexes that the underlying loans can adjust to upon reset, usually subject to initial, periodic and/or lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer typically have 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps or were not subject to a cap. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less related current net WAC, for ARM securities subject only to lifetime caps. At year-end, 73% of current-reset ARMs were subject to periodic caps averaging 1.82%; 13% were subject to initial caps averaging 2.67%; 13% were subject to lifetime caps, less related current net WAC, averaging 7.63%; and 1% were not subject to a cap. All longer-to-reset ARM securities at December 31, 2013 were subject to initial caps.
(d)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, which includes servicing and other fees paid by borrowers, as of the indicated balance sheet date.

Capstead generally pledges its residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions.  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as financings by the Company.  The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments.  The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.”  Haircuts on outstanding borrowings averaged 4.5 percent and ranged from 3.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at December 31, 2013, little changed from the prior year.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $666 million of capital at risk with its lending counterparties as of December 31, 2013.

Interest rates charged on repurchase arrangements are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.  When the fair value of pledged securities declines due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.  Conversely, if collateral fair values increase, lenders are required to release collateral back to the Company pursuant to Company-issued margin calls.

The Company’s borrowings under repurchase arrangements and similar borrowings at December 31, 2013 consisted of $12.48 billion of primarily 30-day borrowings with 22 counterparties at average rates of 0.38%, before the effects of interest rate swap agreements held as cash flow hedges and 0.49% including the effects of these derivatives.

To help mitigate exposure to higher short-term interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms.  Variable payments received by the Company under these swap agreements offset a significant portion of the interest accruing on a like amount of the Company’s 30- to 90-day borrowings.  As a result, the Company’s effective borrowing rate for these borrowings consists of fixed-rate payments made on the swap agreements adjusted for differences between variable rate payments received on the swap agreements and related actual borrowing rates, as well as the effects of measured hedge ineffectiveness.

At December 31, 2013, the Company held portfolio financing-related swap agreements totaling $6.70 billion notional amount with average contract expirations of 18 months.  These swap positions consisted of (a) $4.20 billion notional amount in currently-paying swap agreements requiring the payment of fixed rates of interest averaging 0.50% for average remaining interest-payment terms of 14 months and (b) $2.50 billion notional amount in forward-starting swap agreements that will begin requiring fixed rate interest payments averaging 0.50% for two-year periods that commence on various dates between January 2014 and April 2014, with average contract expirations of 25 months.  After consideration of all portfolio financing-related swap positions entered into as of year-end, the Company’s residential mortgage investments and related borrowings had estimated durations at December 31, 2013 of 11¾ months and 9¾ months, respectively, for a net duration gap of approximately 2 months – see pages 21 and 22 under the caption “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

Components of quarterly financing spreads on residential mortgage investments, a non-GAAP financial measure, and mortgage prepayment rates, expressed as an annualized constant prepayment rate, or “CPR,” were as follows for the indicated periods:

	2013				2012
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Yields on residential mortgage investments:(a)
Cash yields	2.48%	2.50%	2.52%	2.57%	2.60%	2.65%	2.71%	2.74%
Investment premium amortization	(0.74)	(1.14)	(0.99)	(0.84)	(0.84)	(0.79)	(0.67)	(0.60)
Adjusted yields	1.74	1.36	1.53	1.73	1.76	1.86	2.04	2.14
Related borrowing rates:(b)
Unhedged borrowing rates	0.38	0.37	0.39	0.41	0.45	0.41	0.37	0.32
Fixed swap rates	0.52	0.59	0.65	0.71	0.75	0.78	0.80	0.85
Adjusted borrowing rates	0.49	0.49	0.53	0.58	0.63	0.56	0.54	0.49
Financing spreads on residential mortgage investments	1.25	0.87	1.00	1.15	1.13	1.30	1.50	1.65
CPR	17.14	25.49	23.12	20.05	19.99	19.14	16.31	14.97

(a)	Cash yields are based on the cash component of interest income. Investment premium amortization is determined using the interest method which incorporates actual and anticipated future mortgage prepayments. Both are expressed as a percentage calculated on an annualized basis on average amortized cost basis for the indicated periods.
(b)	Unhedged borrowing rates represent average rates on repurchase agreements and similar borrowings, before consideration of related currently-paying interest rate swap agreements.
Fixed swap rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements used to hedge short-term borrowing rates and exclude differences between LIBOR-based variable-rate payments received on these swaps and unhedged borrowing rates, as well as the effects of any hedge ineffectiveness.  These differences averaged 19 and 14 basis points on average currently-paying swap notional amounts outstanding during 2013 and 2012, respectively.
Adjusted borrowing rates reflect unhedged borrowing rates, fixed swap rates and the above-mentioned differences, calculated on average related borrowings outstanding for the indicated periods.

Cash yields declined during 2013 reflecting lower coupon interest rates on mortgage loans underlying the Company’s holdings of ARM securities resulting from changes in portfolio composition due to acquisitions and portfolio runoff as well as ARM loan coupon resets.  Declines in coupon interest rates because of ARM coupon resets have moderated as an increasing number of these loans approach fully-indexed levels.  Investment premium amortization is primarily driven by changes in mortgage prepayment rates and investment premium levels.  Mortgage prepayment levels decreased significantly in September and October 2013 after peaking earlier in the third quarter, resulting in a corresponding decline in the yield adjustment necessary for investment premium amortization.  The availability of low mortgage rates and rising housing prices spurred mortgage refinancing activity contributing to higher levels of mortgage prepayments during the latter half of 2012 and through much of 2013.  With mortgage rates beginning to increase in May 2013, refinancing opportunities began receding leading to falling prepayment levels as committed loan closings were fulfilled by mortgage originators.  Because of higher prices paid in recent years for acquisitions as well as runoff of older, lower-basis securities, the Company’s cost basis in its portfolio (expressed as a ratio of amortized cost basis to unpaid principal balance) increased 17 basis points during 2013 to 103.26 at December 31, 2013.  A higher cost basis in the portfolio contributes over time to larger yield adjustments for investment premium amortization.

Unhedged borrowing rates receded modestly during 2013 from the higher levels experienced the latter half of 2012 in part reflecting lower market demands for borrowings under repurchase arrangements.  Fixed swap rates continued trending lower with the maturity of higher rate interest rate swap agreements.  During the year ended December 31, 2013, $2.90 billion notional amount of swap agreements with average fixed rates of 0.85% matured and were replaced with a like amount of two-year swap agreements with average fixed rates of 0.47%.  See NOTE 7 to the consolidated financial statements for further information regarding the Company’s currently-paying and forward-starting swap agreements.

Reconciliation of Financing Spreads on Residential Mortgage Investments to Total Financing Spreads

Financing spreads on residential mortgage investments differs from total financing spreads, an all-inclusive GAAP measure, that is based on all interest-earning assets and all interest-paying liabilities.  The Company believes that presenting financing spreads on residential mortgage investments provides useful information for evaluating the performance of this portfolio.  The following tables reconcile~~s~~ these two measures for the indicated periods:

	2013				2012
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Financing spreads on residential mortgage investments	1.25%	0.87%	1.00%	1.15%	1.13%	1.30%	1.50%	1.65%
Impact of yields on other interest-earning assets*	(0.03)	(0.02)	(0.05)	(0.05)	(0.07)	(0.05)	(0.06)	(0.06)
Impact of borrowing rates on unsecured borrowings and interest-paying liabilities*	(0.07)	(0.06)	(0.06)	(0.06)	(0.06)	(0.06)	(0.07)	(0.07)
Total financing spreads	1.15	0.79	0.89	1.04	1.00	1.19	1.37	1.52

	2013	2012	2011	2010	2009
Financing spreads on residential mortgage investments	1.07%	1.38%	1.68%	1.93%	2.42%
Impact of yields on other interest-earning assets*	(0.04)	(0.06)	(0.04)	(0.07)	(0.09)
Impact of borrowing rates on unsecured borrowings and other interest-paying liabilities*	(0.07)	(0.06)	(0.08)	(0.12)	(0.10)
Total financing spreads	0.96	1.26	1.56	1.74	2.23

*	Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of long-term unsecured borrowings (at an average borrowing rate of 8.49%) that the Company considers a component of its long-term investment capital and cash collateral payable to interest rate swap counterparties.

Reconciliation of Core Earnings to Net Income per Diluted Common Share

Core earnings per diluted common share is a non-GAAP financial measure that differs from the related GAAP measure of net income per diluted common share by excluding certain one-time effects of the second quarter 2013 preferred capital redemption and issuance transactions as detailed below.  Management believes presenting this metric on a core earnings basis provides useful, comparative information for evaluating the Company’s performance.  The following table reconciles this measure for the year ended December 31, 2013:

Net income available to common stockholders/net income per diluted common share	$89,027	$0.93
Series A and B redemption preference premiums paid	19,924	0.21
Series A and B preferred dividends accruing from the issue date of the Series E preferred shares to the Series A and B redemption date	1,741	0.02
Core earnings available to common stockholders/core earnings per diluted common share	$110,692	$1.16

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead’s investment strategy is to manage a conservatively leveraged portfolio of ARM Agency Securities that can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates.  Borrowings under repurchase arrangements generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently.  Consequently, potential liquidity inherent in the Company’s unencumbered residential mortgage investments is as important as the actual level of cash and cash equivalents carried on the balance sheet.  Potential liquidity is affected by, among other things, current portfolio leverage levels; changes in market value of assets pledged and interest rate swap agreements held for hedging purposes as determined by lending and swap counterparties; principal prepayments; collateral requirements of lenders and swap counterparties; and general conditions in the commercial banking and mortgage finance industries.  Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”).  The Company’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of December 31, 2013 in comparison with December 31, 2012 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage (c)
Balances as of December 31, 2013:

Residential mortgage investment portfolio	$13,475,874	$12,482,900	$992,974	$357,283
Cash collateral receivable from swap counterparties, net (d)			19,203	–
Other assets, net of other liabilities			453,606	413,356
			$1,465,783	$770,639	8.52:1
Balances as of December 31, 2012	$13,860,158	$12,784,238	$1,597,103	$890,625	8.00:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
(b)	Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.
(c)	Portfolio leverage is expressed as the ratio of repurchase agreements and similar borrowings (Related Borrowings in the table above) to long-term investment capital (total Capital Employed in the table above).
(d)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties, if applicable, and the fair value of interest rate swap positions as of the indicated date.

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

Despite relatively sharp increases in longer-term interest rates that began during the second quarter of 2013, Capstead replaced most of its portfolio runoff and did not sell any mortgage assets during 2013.  Portfolio leverage increased to 8.52 to one at December 31, 2013 from 8.00 to one at December 31, 2012 and potential liquidity declined by $120 million during the year.  This reflects declines in long-term investment capital primarily resulting from portfolio runoff and lower portfolio pricing levels, net of higher pricing levels for interest rate swap agreements held for hedging purposes, and the June 2013 redemption of the Company’s Series A and B preferred shares using proceeds from the May issuance of its 7.50% Series E preferred shares and $43 million in cash on hand.  Management believes current portfolio leverage levels represent an appropriate and prudent use of leverage under current market conditions for a portfolio consisting almost entirely of short duration and well-seasoned ARM Agency Securities.

Tax Considerations of Dividends Paid on Capstead Common and Preferred Shares

Capstead’s common and preferred dividend distributions are characterized as ordinary income or non-taxable return of capital based on the relative amounts of the Company’s earnings and profits (taxable income, with certain prescribed adjustments) compared to total distributions applicable to a given tax year.  Distributions in excess of earnings and profits, if any, are characterized as non-taxable return of capital, reducing the tax basis of the related shares.  If the Company were to realize gains on sales of assets, a portion of its dividends may be characterized as long term capital gains.  Except in limited circumstances, none of the Company’s dividends will be considered qualifying dividends eligible to be taxed at a reduced dividend tax rate.  All dividends taxable in 2013, 2012 and 2011 are characterized as ordinary income.  In accordance with the spillover distribution provisions of IRC 857(b)(9), $0.214753 of the fourth quarter 2013 common dividend of $0.31 paid in January 2014 was taxable in 2013 and the remaining $0.095247 is expected to be taxable in 2014.  Similarly, $0.286266 of the fourth quarter 2012 dividend of $0.30 paid in January 2013 was taxable in 2012 and $0.013734 is taxable in 2013.  Dividend characterization for all tax years is available in the investor relations section of the Company’s website at www.capstead.com.  Due to the complex nature of applicable tax rules, it is recommended that stockholders consult their tax advisors to ensure proper tax treatment of dividends received.

Off-Balance Sheet Arrangements and Contractual Obligations

At December 31, 2013, Capstead did not have any off-balance sheet arrangements.  The Company’s contractual obligations at December 31, 2013 were as follows (in thousands):

	Payments Due by Period*
	Total	12 Months or Less	13 – 36 Months	37 – 60 Months	>Than 60 Months

Repurchase arrangements and similar borrowings	$12,489,711	$12,488,244	$990	$327	$150
Unsecured borrowings	273,516	8,382	13,858	13,054	238,222

Interest rate swap agreements designated as cash flow hedges of:
Repurchase arrangements	15,712	12,454	3,258	–	–
Unsecured borrowings	3,671	–	1,793	1,878	–
Corporate office lease	1,872	273	559	588	452
	$12,784,482	$12,509,353	$20,458	$15,847	$238,824

*	Repurchase arrangements and similar borrowings include an interest component based on contractual rates in effect at year-end. Obligations under interest rate swap agreements are net of variable-rate payments owed to the Company under the agreements’ terms that are based on market interest rate expectations as of year-end. Excluded from consideration are an estimated $11 million in variable-rate payments expected to be received beginning in 2019 in excess of related fixed-rate payment obligations. This presentation excludes acquisitions of investments and any other contractual obligations committed to subsequent to year-end.

RESULTS OF OPERATIONS

	Year ended December 31
	2013	2012	2011
Income statement data: (in thousands, except per share data)

Interest income on residential mortgage investments (before investment premium amortization)	$341,009	$352,608	$311,154
Investment premium amortization	(125,872)	(96,677)	(68,077)
Related interest expense	(66,368)	(69,101)	(57,328)
	148,769	186,830	185,749
Other interest income (expense) (a)	(8,165)	(7,790)	(8,192)
	140,604	179,040	177,557
Other revenue (expense):
Salaries and benefits	(5,776)	(5,929)	(5,741)
Short-term incentive compensation	(3,565)	(5,043)	(6,657)
Other general and administrative expense	(4,476)	(4,271)	(3,932)
Miscellaneous other revenue (expense)	(300)	(171)	(1,023)
	(14,117)	(15,414)	(17,353)
Net income	$126,487	$163,626	$160,204
Net income per diluted common share	$0.93	$1.50	$1.75
Core earnings per diluted common share	$1.16	$1.50	$1.75
Average diluted shares outstanding	95,393	95,012	79,696
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments	1.59%	1.94%	2.24%
Other interest-earning assets	0.10	0.16	0.12
Total average yields	1.55	1.88	2.20
Average borrowing rates:
Repurchase arrangements and similar borrowings:
Unhedged borrowing rates	0.39	0.39	0.28
As adjusted for interest rate hedging transactions	0.52	0.56	0.56
Unsecured borrowings	8.49	8.49	8.49
Other	0.08	0.07	0.14
Total average borrowing rates	0.59	0.62	0.64
Total average financing spreads	0.96	1.26	1.56
Average financing spreads on residential mortgage investments	1.07	1.38	1.68
Average net yield on total interest-earning assets	1.01	1.31	1.60
Average CPR	21.45	17.60	16.58
Average balance information:
Residential mortgage investments (cost basis)	$13,551	$13,190	$10,840
Other interest-earning assets	336	446	241
Repurchase arrangements and similar borrowings	12,703	12,443	10,060
Currently-paying swap agreements (notional amounts)	3,999	3,794	3,728
Unsecured borrowings (included in long-term investment capital)	103	103	103
Other interest-bearing liabilities	–	–	3
Long-term investment capital (“LTIC”)	1,548	1,567	1,284
Portfolio leverage	8.21:1	7.94:1	7.83:1
Operating costs as a percentage of average LTIC	0.89%	0.97%	1.27%
Return on average LTIC	8.72	10.98	13.14
Return on average common equity capital (b)	7.08	11.15	13.94

(a)	Consists principally of interest on unsecured borrowings and is presented net of earnings of related statutory trusts. These affiliates were dissolved in December 2013.
(b)	The 2013 return on common equity capital excluding the effects on net income per diluted common share of the second quarter 2013 preferred capital redemptions was 8.80%.

2013 Compared to 2012

Capstead’s net income totaled $126 million or $0.93 per diluted common share for the year ended December 31, 2013, compared to $164 million or $1.50 per diluted common share for 2012.  Net income per diluted common share for the year ended December 31, 2013 includes $0.23 in redemption preference premiums paid and other one-time effects of the second quarter’s preferred capital transactions; excluding these items, core earnings were $1.16 per diluted common share. See pages 8 and 14 for further information and a reconciliation of these GAAP and non-GAAP financial measures.

Financing spreads on residential mortgage investments averaged 1.07% during 2013, a 22% decline from 1.38% reported for 2012.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on the Company’s residential mortgage investments, net of borrowing rates on repurchase arrangements and similar borrowings, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings.  See page 14 for a reconciliation of these GAAP and non-GAAP financial measures.  Lower financing spreads reflect (a) lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions, and (b) higher investment premium amortization because of higher levels of mortgage prepayments as well as higher prices paid for portfolio acquisitions in recent years.  Borrowing rates were modestly lower as older, higher rate interest rate swap agreements used for hedging purposes were replaced at lower rates.  Although unchanged year over year at 39 basis points, unhedged borrowing rates declined from levels experienced the latter half of 2012 in response to improving market conditions for short-term borrowings.

Yields on residential mortgage securities averaged 1.59% during 2013, which was 35 basis points lower than yields reported for 2012.  Cash yields averaged 2.52% during 2013, which was 15 basis points lower than cash yields reported for 2012.  Investment premium amortization totaled $126 million for 2013, representing yield adjustments of 93 basis points, compared to amortization of $97 million or 73 basis points for 2012.  Approximately 83% of the increase in investment premium amortization is attributable to higher levels of mortgage prepayments due largely to relatively low mortgage interest rates available through early May of 2013.  The remaining increase primarily attributable to increases in the cost basis of the portfolio.  See page 13 for further discussion of the effects of mortgage prepayments on yields during 2013.

Borrowing rates on repurchase arrangements and similar borrowings, adjusted for interest rate hedging transactions, averaged 0.52% during 2013, a decrease of four basis points from 2012.  Before adjusting for the effects of interest rate swap agreements held as cash flow hedges, rates on these borrowings averaged 0.39% during 2013, unchanged from rates reported for 2012.  Market rates for borrowings under repurchase arrangements increased throughout 2012 while trending lower during 2013 due to changes in market conditions, including less competition for borrowings as a result of significant declines in portfolio holdings experienced by the Company’s mortgage REIT peers.  Rates on $4.00 billion of the Company’s average borrowings during 2013 were largely fixed through the use of interest rate swap agreements.  The corresponding amount was $3.79 billion for 2012.  Fixed-rate payment requirements on the Company’s currently-paying swap positions, before certain adjustments including changes in spreads between variable rates on the swap agreements and related actual borrowings and the effects of measured hedge ineffectiveness, averaged 0.62% for 2013, which was 17 basis points lower than rates reported for 2012, reflecting the expiration of older, higher-rate swaps that were replaced at lower rates.

Operating costs as a percentage of long-term investment capital averaged 0.89% during 2013, which was eight basis points lower than reported for 2012.  The decline is largely attributable to a 29% decline in short-term incentive compensation, reflecting lower accruals under the Company’s incentive compensation programs, which were substantially revised during 2013.  See NOTE 12 to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs.

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

Financing spreads on residential mortgage investments averaged 1.38% during 2012, an 18% decline from 1.68% reported for 2011.  Lower financing spreads during 2012 reflect (a) lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates underlying the portfolio resetting lower to more current rates as well as lower coupon interest rates on acquisitions, and (b) higher investment premium amortization primarily because of higher levels of mortgage prepayments as well as higher prices paid for portfolio acquisitions in recent years.  The effect on financing spreads of lower portfolio yields in 2012 was not offset by lower borrowing rates as the benefits of replacing expiring higher cost interest rate swap agreements with additional two-year term swap agreements at more favorable rates were offset by increases in unhedged borrowing rates.

Yields on residential mortgage securities averaged 1.94% during 2012, which was 30 basis points lower than yields reported for 2011.  Cash yields averaged 2.67% during 2012, which was 20 basis points lower than cash yields reported for the same period in 2011.  Investment premium amortization totaled $97 million in 2012, representing a yield adjustment of 73 basis points, compared to amortization of $68 million or 63 basis points for 2011.  Approximately 75% of the increase in investment premium amortization is attributable to higher levels of mortgage prepayments due largely to lower prevailing mortgage interest rates with the remaining increase attributable to increases in the cost basis of the portfolio.

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

Operating costs as a percentage of long-term investment capital averaged 0.97% during 2012, which was 30 basis points lower than reported for 2011.  This decline is attributable to a 22% increase in average long-term investment capital and a 24% decrease in short-term incentive compensation.  Miscellaneous other revenue (expense) for 2012 includes $44,000 of gains on sales, net of operating costs, related to the disposition of the last of the Company’s commercial real estate investments.  This activity lost $747,000 in 2011, which included a $470,000 impairment charge.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” on page 15 illustrates management’s estimate of additional funds potentially available to the Company as of December 31, 2013 and the accompanying discussion provides insight into the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments when considered appropriate, any additional common share repurchases, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.  It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Capstead generally pledges its residential mortgage investments as collateral under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions.  As of December 31, 2013, the Company had uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 22 of these counterparties.  Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Borrowings under repurchase arrangements totaled $12.48 billion at December 31, 2013, primarily with original maturities of 30 days.  Borrowings under repurchase arrangements began the year at $12.78 billion and averaged $12.70 billion during 2013.  Average borrowings during the year can differ from year-end balances for a number of reasons including portfolio growth or contraction as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to higher interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms that are designated as cash flow hedges of a like amount of borrowings under repurchase arrangements.  At December 31, 2013, portfolio financing-related swap agreements totaling $6.70 billion notional amount with average contract expirations of 18 months, consisting of (a) $4.20 billion notional amount in currently-paying swap agreements requiring the payment of fixed rates of interest averaging 0.50% for average remaining interest-payment terms of 14 months and (b) $2.50 billion notional amount in forward-starting swap agreements that will begin requiring fixed rate interest payments averaging 0.50% for two-year periods that commence on various dates between January 2014 and April 2014, with average contract expirations of 25 months. Relative to the floating rate terms of the Company’s $100 million in unsecured borrowings that begin at various dates between October 2015 and September 2016, the Company entered into forward-starting swap agreements to effectively lock in fixed rates of interest averaging 7.56% for the final 20 years of these borrowings that mature in 2035 and 2036.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements to manage interest rate risk.

In late 2012 Capstead implemented a $100 million common share repurchase program and suspended its common share continuous offering program until further notice.  Purchases made pursuant to the common share repurchase program can be made in the open market or through privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and are subject to economic and market conditions, applicable legal requirements and other factors.  Pursuant to this authorization, in late 2012 repurchases totaled 3.0 million common shares at an average cost of $11.80 per share for $35 million.  An additional 638,000 shares were repurchased in early January 2013 at an average cost of $11.43 per share for $7 million, leaving $58 million of the authorization available for future repurchases.  The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice.  Upon suspension of the repurchase program, issuances of common shares under the continuous offering program or by other means may resume subject to compliance with federal securities laws, market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

In May 2013 the Company raised $170 million (face amount) in a public offering of its 7.50% Series E perpetual preferred shares, the net proceeds from which along with $43 million in cash on hand were used to fund the redemption of the Company’s Series A and B perpetual preferred shares.  See page 8 for further discussion.  In late 2013 the Company raised over $1 million in additional perpetual preferred equity capital through the issuance of 61,000 Series E preferred shares at an average price of $23.78 per share after expenses.  The Company may raise modest additional amounts of Series E preferred capital in the future under this program subject to the same restraints noted above.

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

To further mitigate Capstead’s exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting interest rate swap agreements that typically require interest payments for two-year terms in order to lengthen the effective duration of its borrowings to more closely match the duration of its investments.  After consideration of all swap positions entered into as of quarter-end to hedge short-term borrowing rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had estimated durations at December 31, 2013 of 11¾ months and 9¾ months, respectively, for a net duration gap of approximately 2 months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivatives at December 31, 2013 and December 31, 2012, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: *
December 31, 2013	<0.25%	3.03%	(15.9)%	(1.5)%	(6.6)%
December 31, 2012	<0.25	1.76	(1.7)	(6.2)	(13.7)

Projected percentage change in portfolio and related derivative values: *
December 31, 2013	<0.25%	3.03%	–%	(0.2)%	(0.3)%
December 31, 2012	<0.25	1.76	–	(0.2)	(0.3)

*	Sensitivity of net interest margins as well as portfolio and related derivative values to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month net interest margin change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices, if investments made will behave in the same fashion as assets currently held or if management will choose to replace runoff with such assets.

Changes in the sensitivity of net interest margins to parallel shifts in the yield curve at December 31, 2013 compared to December 31, 2012 reflect current expectations for slower mortgage prepayments that are modeled to increase in a down 0.50% scenario and not decline significantly in the up 0.50% or up 1.00% scenarios.

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

Risks Related to Capstead’s Business

Monetary policy actions by the Federal Reserve could adversely affect Capstead’s liquidity, financial condition and earnings.  Over the last six years the Federal Reserve has employed a number of new policy initiatives, most notably the purchase of U.S. Treasury securities and Agency Securities.  This expansion of the Federal Reserve’s balance sheet is often referred to as quantitative easing or QE.  Under the current QE initiative that began in September 2012, referred to as QE3, the Federal Reserve had been purchasing $45 billion a month in long-term Treasury securities and $40 billion a month in fixed-rate Agency Securities, as well as replacing run off of existing holdings of Agency Securities.  The policy goals of the QE initiatives have been to support the GSEs and the housing markets, and otherwise improve economic and labor market conditions by exerting downward pressure on longer term interest rates, including mortgage interest rates.

In May 2013 the markets began interpreting comments by members of the Federal Reserve’s Federal Open Market Committee to mean that purchases under QE3 would begin to be reduced sometime in 2013.  The Federal Reserve then articulated that the so-called “tapering” of purchases could begin in September 2013 and purchases could cease entirely by mid-2014, provided Federal Reserve economic forecasts were reasonably accurate.  Citing mixed economic reports and the potential for further fiscal discord in Washington, the Federal Reserve did not begin tapering in September; however in December 2013 it announced it was reducing purchases of Treasuries and Agency Securities by $5 billion each and in January 2014 followed up with the announcement of further tapering of $5 billion each.  The Federal Reserve has indicated that the pace of tapering can be expected to continue, contingent upon its outlook for the labor market and inflation as well as its assessment of the efficacy and costs of such purchases.

In general, QE has elevated pricing for Agency Securities resulting in declining yields on new purchases and lower mortgage interest rates, resulting in higher mortgage prepayment rates.  The Company’s net interest margins, and therefore earnings, have been adversely affected over time as its existing portfolio is replaced with higher cost, lower-yielding securities.  See discussion below regarding the negative effects of higher mortgage prepayment levels.

Because of expectations for near-term tapering of QE3, in May and June 2013 the markets experienced an abrupt transition to higher long-term interest rates, which has had a substantial negative effect on pricing for longer duration ARM and fixed-rate Agency Securities in particular, and to a lesser extent, on the Company’s portfolio of short duration, well-seasoned ARM Agency Securities.  This has had a negative effect on the Company’s liquidity and book value per common share, even as mortgage prepayment rates eventually receded as opportunities for mortgagors to refinance into lower rate mortgages dissipated.  The actual pace of tapering could result in additional negative effects.  In addition, should the Federal Reserve decide to eventually reduce its holdings of fixed-rate Agency Securities through asset sales, the pricing for all Agency Securities could decline, which could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described below.

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

Failure of the federal government to periodically increase the U.S. Treasury’s borrowing capacity while reducing future federal budget deficits could adversely impact Capstead’s liquidity, financial condition and earnings.  The increasing amount of outstanding federal debt relative to the size of the U.S. economy, particularly in light of projected growth in federal government spending and resulting federal budget deficits, have increased the possibility of further credit rating agency actions to downgrade the federal government’s credit rating.  This could eventually lead to a decline in the market’s perception of the creditworthiness of the federal government.  Because market participants rely on the federal government’s continued support of the GSEs, the perception of credit risk associated with Agency Securities and, therefore, the pricing of existing holdings of Agency Securities could be adversely affected.  In addition, these circumstances could create broader financial turmoil and uncertainty, which may weigh heavily on the global banking system and limit the availability and/or terms and conditions of borrowings under repurchase arrangements which could adversely impact the Company’s liquidity, earnings and book value per common share, as more fully described below.

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

Maryland statutory law provides that an act of a director relating to or affecting an acquisition or a potential acquisition of control of a corporation may not be subject to a higher duty or greater scrutiny than is applied to any other act of a director.  Hence, directors of Maryland corporations may not be required to act in takeover situations under the same standards as apply in Delaware and certain other corporate jurisdictions

There are risks associated with ownership of Capstead’s Series E Preferred Stock.  Risks associated with ownership of the Company’s Series E preferred shares include:

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

Capstead may change its policies without stockholder approval.  Capstead’s board and management determine all of its policies, including its investment, financing and distribution policies and may amend or revise these policies at any time without a vote of the Company's stockholders.  Policy changes could adversely affect the Company's financial condition, results of operations, the market price of its common and preferred stock or the Company's ability to pay dividends or distributions

CRITICAL ACCOUNTING POLICIES

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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:

•	Amortization of investment premiums on residential mortgage investments – Investment premiums on residential mortgage investments are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. For most of Capstead’s residential mortgage investments, estimates and judgments related to future levels of mortgage prepayments are critical to this determination. Mortgage prepayment expectations can change based on how current and projected changes in interest rates impact the economic attractiveness of mortgage refinance opportunities, if available, and other factors such as portfolio composition. In recent years, the ability of mortgagors to refinance has also been impacted by more stringent loan underwriting practices and lending industry capacity restraints, government-sponsored mortgagor relief programs, low housing prices and credit problems being experienced by many of these borrowers. Management estimates mortgage prepayments based on past experiences with specific investments within the portfolio in addition to the factors mentioned above. Should actual prepayment rates differ materially from these estimates, investment premiums would be expensed at a different pace.

•	Fair value and impairment accounting for residential mortgage investments – Nearly all of Capstead’s residential mortgage investments are held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions. Considerable judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity. See NOTE 9 to the consolidated financial statements (included under Item 8 of this report) for discussion of how Capstead values its residential mortgage investments. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs that is determined to be other-than-temporary, the difference between amortized cost and fair value would be recognized in earnings as a component of Other revenue (expense) if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale. Other-than-temporary impairment of a mortgage security due to other factors would be recognized in Accumulated other comprehensive income.

•	Accounting for derivative financial instruments – Capstead uses derivatives for risk management purposes. Derivatives are recorded as assets or liabilities and carried at fair value and consequently, changes in value of these instruments enter into the calculation of book value per common share. Fair values fluctuate with current and projected changes in interest rates and other factors such as the Company’s and its counterparties’ nonperformance risk. Judgment is required to develop estimated fair values.

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

The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future 30- and 90-day borrowings and the 20-year floating-rate periods of the Company’s long-term unsecured borrowings.  Variable-rate payments to be received on the swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally on a monthly basis while fixed rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments.  See NOTE 7 to the consolidated financial statements (included under Item 8 of this report) and “Financial Condition–Residential Mortgage Investments” for additional information regarding the Company’s current use of derivatives and its related risk management policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The information required by this item is included above in Item 7 of this report on pages 7 through 34 and is incorporated herein by reference.

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

We have audited the accompanying consolidated balance sheets of Capstead Mortgage Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Dallas, Texas
February 28, 2014

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31
	2013	2012
Assets
Residential mortgage investments ($13.12 and $13.45 billion pledged under repurchase arrangements at December 31, 2013 and December 31, 2012, respectively)	$13,475,874	$13,860,158
Cash collateral receivable from interest rate swap counterparties	25,502	49,972
Interest rate swap agreements at fair value	5,005	169
Cash and cash equivalents	413,356	425,445
Receivables and other assets	96,231	130,402
Investments in unconsolidated affiliates	–	3,117
	$14,015,968	$14,469,263
Liabilities
Repurchase arrangements and similar borrowings	$12,482,900	$12,784,238
Interest rate swap agreements at fair value	11,304	32,868
Unsecured borrowings	100,000	103,095
Common stock dividend payable	30,872	29,512
Accounts payable and accrued expenses	25,109	22,425
	12,650,185	12,972,138
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:$1.60 Cumulative Preferred Stock, Series A,-0- and 186 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	–	2,604
$1.26 Cumulative Convertible Preferred Stock, Series B,-0- and 16,493 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	–	186,388
7.50% Cumulative Redeemable Preferred Stock, Series E,6,861 and -0- shares issued and outstanding ($171,521 and $-0- aggregate liquidation preferences) at December 31, 2013and December 31, 2012, respectively	165,756	–
Common stock - $0.01 par value; 250,000 shares authorized:95,807 and 96,229 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	958	962
Paid-in capital	1,329,792	1,367,199
Accumulated deficit	(349,866)	(353,938)
Accumulated other comprehensive income	219,143	293,910
	1,365,783	1,497,125
	$14,015,968	$14,469,263

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year ended December 31
	2013	2012	2011
Interest income:
Residential mortgage investments	$215,137	$255,931	$243,077
Other	322	698	301
	215,459	256,629	243,378
Interest expense:
Repurchase arrangements and similar borrowings	(66,368)	(69,101)	(57,328)
Unsecured borrowings	(8,736)	(8,747)	(8,747)
Other	–	–	(5)
	(75,104)	(77,848)	(66,080)
	140,355	178,781	177,298
Other revenue (expense):
Salaries and benefits	(5,776)	(5,929)	(5,741)
Short-term incentive compensation	(3,565)	(5,043)	(6,657)
Other general and administrative expense	(4,476)	(4,271)	(3,932)
Miscellaneous other revenue (expense)	(300)	(171)	(1,023)
	(14,117)	(15,414)	(17,353)

Income before equity in earnings of unconsolidated affiliates	126,238	163,367	159,945
Equity in earnings of unconsolidated affiliates	249	259	259
Net income	$126,487	$163,626	$160,204
Net income available to common stockholders:
Net income	$126,487	$163,626	$160,204
Less dividends on preferred shares	(17,536)	(21,021)	(20,369)
Less redemption preference premiums paid	(19,924)	–	–
	$89,027	$142,605	$139,835
Net income per common share:
Basic	$0.93	$1.50	$1.76
Diluted	0.93	1.50	1.75

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year ended December 31
	2013	2012	2011
Net income	$126,487	$163,626	$160,204

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	(101,001)	91,750	54,263
Reclassification adjustment for amounts included in net income	–	–	62
Amounts related to cash flow hedges:
Change in net unrealized gains (losses)	9,320	(22,262)	(51,751)
Reclassification adjustment for amounts included in net income	16,914	19,882	28,066
	(74,767)	89,370	30,640
Comprehensive income	$51,720	$252,996	$190,844

 See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2010	$179,323	$703	$1,028,382	$(354,883)	$173,900	$1,027,425
Net income	–	–	–	160,204	–	160,204
Change in unrealized gain on mortgage securities, net	–	–	–	–	54,325	54,325
Amounts related to cash flow hedges, net	–	–	–	–	(23,685)	(23,685)
Cash dividends:
Common – $1.76 per share	–	–	(5,407)	(139,835)	–	(145,242)
Preferred	–	–	–	(20,369)	–	(20,369)
Conversion of preferred stock	(15)	–	15	–	–	–
Additions to capital	5,206	180	234,663	–	–	240,049
Balance at December 31, 2011	184,514	883	1,257,653	(354,883)	204,540	1,292,707
Net income	–	–	–	163,626	–	163,626
Change in unrealized gain on mortgage securities, net	–	–	–	–	91,750	91,750
Amounts related to cash flow hedges, net	–	–	–	–	(2,380)	(2,380)
Cash dividends:
Common – $1.49 per share	–	–	(1,785)	(141,660)	–	(143,445)
Preferred	–	–	–	(21,021)	–	(21,021)
Conversion of preferred stock	(1)	–	1	–	–	–
Additions to capital	4,479	109	146,362	–	–	150,950
Common share repurchases	–	(30)	(35,032)	–	–	(35,062)
Balance at December 31, 2012	188,992	962	1,367,199	(353,938)	293,910	1,497,125
Net income	–	–	–	126,487	–	126,487
Change in unrealized gain on mortgage securities, net	–	–	–	–	(101,001)	(101,001)
Amounts related to cash flow hedges, net	–	–	–	–	26,234	26,234
Cash dividends:
Common – $1.24 per share	–	–	(13,830)	(104,932)	–	(118,762)
Preferred	–	–	–	(17,536)	–	(17,536)
Redemption of Series A and B preferred stock	(187,109)	–	(19,924)	–	–	(207,033)
Conversion of preferred stock	(1,883)	2	1,881	–	–	–
Issuance of Series E preferred stock	165,756	–	–	–	–	165,756
Other additions to capital	–	–	1,752	53	–	1,805
Common share repurchases	–	(6)	(7,286)	–	–	(7,292)
Balance at December 31, 2013	$165,756	$958	$1,329,792	$(349,866)	$219,143	$1,365,783

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31
	2013	2012	2011
Operating activities:
Net income	$126,487	$163,626	$160,204
Noncash items:
Amortization of investment premiums	125,872	96,677	68,077
Depreciation and other amortization	162	195	206
Amortization of equity-based awards	2,201	2,236	1,821
Incentive compensation paid in common shares	–	2,799	1,446
Change in measureable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	(168)	(411)	306
Impairment related to real estate held for sale	–	–	470
Gain on sales of real estate held for sale	–	(273)	(114)
Net change in receivables, other assets, accounts payable and accrued expenses	6,658	(919)	5,297
Net cash provided by operating activities	261,212	263,930	237,713
Investing activities:
Purchases of residential mortgage investments	(3,326,345)	(4,384,866)	(5,899,041)
Interest receivable acquired with the purchase of residential mortgage investments	(5,559)	(7,180)	(12,099)
Proceeds from asset sales	–	2,010	10,786
Principal collections on residential mortgage investments,including changes in mortgage securities principal remittance receivable	3,516,634	2,756,772	2,110,334
Net cash provided by (used in) investing activities	184,730	(1,633,264)	(3,790,020)
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	136,909,245	127,808,676	88,814,514
Principal payments on repurchase arrangements and similar borrowings	(137,210,576)	(126,376,876)	(85,254,811)
Decrease (increase) in cash collateral receivable from interest rate swap counterparties	24,470	(1,467)	(13,216)
Decrease in cash collateral payable to interest rate swap counterparties	–	–	(9,024)
Cash paid to redeem Series A & B preferred shares	(207,033)	–	–
Common share repurchases	(7,292)	(35,062)	–
Proceeds from capital raising activities:
Issuance of preferred shares	165,756	4,479	5,206
Issuance of common shares	–	142,035	231,674
Other capital stock transactions	(410)	(585)	(69)
Dividends paid	(132,191)	(173,138)	(154,840)
Net cash (used in) provided by financing activities	(458,031)	1,368,062	3,619,434
Net change in cash and cash equivalents	(12,089)	(1,272)	67,127
Cash and cash equivalents at beginning of year	425,445	426,717	359,590
Cash and cash equivalents at end of year	$413,356	$425,445	$426,717

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

NOTE 2 — ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Capstead Mortgage Corporation and its wholly-owned and majority-owned subsidiaries over which it exercises control.  Capstead also consolidates, if appropriate, any variable interest entities in which it holds an interest.  Common securities held by the Company in statutory trusts organized to issue long-term unsecured borrowings (prior to the dissolution of these trusts in December 2013 – see NOTE 5) were not considered variable interests at risk pursuant to variable interest entity accounting principles and were accounted for as investments in unconsolidated affiliates.  Investments in any unconsolidated affiliates are initially recorded at cost and subsequently adjusted for the Company’s equity in earnings and losses and cash contributions and distributions.  Intercompany balances and transactions have been eliminated.  Prior year amounts included in financing activities in the Statement of Cash Flows pertaining to capital stock transactions have been reclassified to conform to the current year presentation.  Additionally, prior year compensation costs related to dividend equivalent rights (see NOTE 12) have been reclassified from Salaries and benefits to Short-term incentive compensation in the Statement of Income.

Recent Accounting Developments

In December 2011 the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.  In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The Company adopted the requirements of ASU No. 2011-11 as amended by ASU No. 2013-01 with its first quarterly filing in 2013.

In February 2013 the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income that amended ASU No. 2011-12 and ASU No. 2011-05.  The Company adopted the requirements of ASU No. 2013-02 with its first quarterly filing in 2013.

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

Financial Assets

Most of Capstead’s financial assets are mortgage securities classified as available-for-sale and carried at fair value with unrealized gains and losses reported as a separate component of Accumulated other comprehensive income.  Loans classified as held for investment or mortgage securities classified as held-to-maturity are carried at amortized cost (unpaid principal balance, adjusted for unamortized investment premiums and discounts).  Interest is recorded as income when earned.  Investment premiums and discounts are recognized as adjustments to interest income by the interest method, generally over the expected life of the related financial assets. Realized gains and losses from sales are recorded as a component of Miscellaneous other revenue (expense).  The specific identification method is used to determine the cost of financial assets sold.  Financial assets are reviewed for potential impairment at each balance sheet date.  Other-than-temporary impairments of investments in mortgage securities can occur with adverse changes in the financial condition of the issuer and changes in the Company’s intent or ability to hold the security until any declines in fair value are recovered.  The amount of any such other-than-temporary impairment for an investment in a mortgage security is measured by comparing the recorded amount of the security to its fair value.  Impairment charges are recorded as a component of Miscellaneous other revenue (expense).

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

Equity-based Compensation

Equity-based compensation cost is measured at the fair value of the awards on the grant date and recognized as expense over the related requisite service or performance measurement periods.  Compensation cost for option awards is recognized on a straight-line basis over the requisite service period for each portion of an award that vests separately.  Compensation cost for stock awards subject only to service conditions is recognized on a straight-line basis over the requisite service period for the awards.  Compensation cost for stock awards and restricted stock units subject to performance conditions is recognized on a straight-line basis over the requisite measurement periods, subject to achieving the related performance conditions.

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

Dividend Classification

Capstead records common and preferred share dividends in the Accumulated deficit component of Stockholders’ equity only to the extent of available earnings for the related period.  Any dividends declared in excess of available earnings are considered a return of capital for financial reporting purposes and are recorded as reductions of Paid-in capital.  The tax and financial reporting classification of dividends can differ primarily as a result of differences between taxable income and Net income and how taxable income is allocated to dividends paid.

NOTE 3 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income, after deducting preferred share dividends and adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding, calculated excluding unvested stock awards.

Diluted net income per common share is computed by dividing net income available to common stockholders, after adding dividends on the Company’s Series A and B convertible preferred shares when such shares were dilutive, by the basic weighted average number of common shares and common share equivalents outstanding, giving effect to equity awards and these convertible preferred shares when such awards and shares were dilutive.  Prior to their redemption on June 13, 2013, the Series A and B preferred shares were considered dilutive whenever basic net income per common share exceeded each Series’ dividend divided by the conversion rates applicable for that period.  Shares of the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock issued in 2013 are contingently convertible into common shares only upon the occurrence of a change in control and are therefore not presently considered dilutive securities.  Unvested stock awards that are deemed participating securities are included in the calculation of diluted net income per common share, if dilutive, under either the two class method or the treasury stock method, depending upon which method produces the more dilutive result.

Components of the computation of basic and diluted net income per common share were as follows for the indicated periods (dollars in thousands, except per share amounts):

	Year ended December 31
	2013	2012	2011
Basic net income per common share
Numerator for basic net income per common share:
Net income	$126,487	$163,626	$160,204
Preferred share dividends	(17,536)	(21,021)	(20,369)
Redemption preference premiums paid on Series A and Series B preferred shares*	(19,924)	–	–
Unvested stock award participation in earnings	(139)	(372)	(579)

	$88,888	$142,233	$139,256
Denominator for basic net income per common share:
Weighted average common shares outstanding	95,679	95,115	79,784
Average unvested stock awards outstanding	(506)	(522)	(468)
	95,173	94,593	79,316
	$0.93	$1.50	$1.76
Diluted net income per common share
Numerator for diluted net income per common share:
Net income available to common stockholders	$88,888	$142,233	$139,256
Dividends on dilutive convertible preferred shares	44	298	298
	$88,932	$142,531	$139,554
Denominator for diluted net income per common share:
Basic weighted average common shares outstanding	95,173	94,593	79,316
Net effect of dilutive stock and option awards	145	111	71
Net effect of dilutive convertible preferred shares	75	308	309
	95,393	95,012	79,696
	$0.93	$1.50	$1.75

*	The Series A and Series B preferred shares were redeemed on June 13, 2013 (See NOTE 11).

Potentially dilutive securities excluded from the computation of net income per share because the effect of inclusion was antidilutive during the indicated periods were as follows (in thousands):

	Year ended December 31
	2013	2012	2011
Antidilutive convertible preferred shares*	16,539	16,493	16,184

Antidilutive equity awards excludable under the treasury stock method:
Shares issuable under option awards	30	10	40
Restricted stock units	243	–	–

*	The Series A and Series B preferred shares were redeemed on June 13, 2013 (See NOTE 11).

NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics were as follows as of the indicated dates (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
December 31, 2013
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$2,158	$6	$2,164	$2,167	6.67%	6.40%
ARMs	10,675,620	343,452	11,019,072	11,231,057	2.58	1.59
Ginnie Mae ARMs	2,145,639	74,396	2,220,035	2,233,495	2.64	1.57
	12,823,417	417,854	13,241,271	13,466,719	2.59	1.59
Residential mortgage loans:
Fixed-rate	2,633	3	2,636	2,636	6.99	5.62
ARMs	4,244	18	4,262	4,262	3.81	3.46
	6,877	21	6,898	6,898	5.03	4.27
Collateral for structured financings	2,220	37	2,257	2,257	8.09	7.34
	$12,832,514	$417,912	$13,250,426	$13,475,874	2.59	1.59
December 31, 2012
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$3,194	$9	$3,203	$3,208	6.70	6.52
ARMs	11,547,954	356,646	11,904,600	12,198,922	2.69	1.91
Ginnie Mae ARMs	1,566,749	48,248	1,614,997	1,647,119	2.77	2.11
	13,117,897	404,903	13,522,800	13,849,249	2.70	1.94
Residential mortgage loans:
Fixed-rate	3,007	5	3,012	3,012	7.01	6.54
ARMs	5,031	20	5,051	5,051	3.87	3.75
	8,038	25	8,063	8,063	5.04	4.78
Collateral for structured financings	2,799	47	2,846	2,846	8.12	7.47
	$13,128,734	$404,975	$13,533,709	$13,860,158	2.71	1.94

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale (see NOTE 9).
(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the year then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

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

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  Current-reset ARM securities have months to roll of less than 18 months while longer-to-reset ARM securities have months to roll of 18 months or greater.  As of December 31, 2013, the average months to roll for the Company’s $7.48 billion (amortized cost basis) in current-reset ARM securities was 6.1 months while the average months-to-roll for the Company’s $5.76 billion (amortized cost basis) in longer-to-reset ARM securities was 38.7 months.

Under variable interest entity accounting rules, the Company consolidated two townhome developments that were collateral for subordinated loans made by the Company prior to the 2012 sale of all of the remaining townhome units.  Included in Miscellaneous other revenue (expense) is $44,000 of gains on unit sales, net of operating costs, recorded in 2012.  Operating costs, net of gains on unit sales, totaled $277,000 during 2011, including impairment charges of $470,000.

NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

To facilitate the issuance of Unsecured borrowings, in 2006 and 2005 Capstead formed and capitalized three Delaware statutory trusts through the issuance to the Company of the trusts’ common securities totaling $3.1 million (see NOTE 8).  In order to simplify the Company’s capital structure, on December 16, 2013 the trusts were dissolved after distributing the related junior subordinated notes (originally issued to the trusts by the Company) to the holders of the trusts’ common and preferred securities.  Prior to dissolution, the Company’s equity in the earnings of the trusts consisted solely of the common trust securities’ pro rata share in interest accruing on junior subordinated notes issued to the trusts.

NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS

Capstead generally pledges its Residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each borrowing is initiated or renewed.  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as financings.  The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments.  The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.”  Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase arrangements at the conclusion of existing repurchase arrangements. In response to declines in fair value of pledgedsecurities due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.

Repurchase arrangements and similar borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
As of December 31, 2013:
Borrowings with maturities of 30 days or less:
Agency Securities	$12,169,534	$28,195	$11,578,211	0.38%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	951,966	2,068	902,432	0.38
Similar borrowings:
Collateral for structured financings*	2,257	–	2,257	8.09
	$13,123,757	$30,263	$12,482,900	0.38

Year-end borrowing rates adjusted for effects of related derivative financial instruments (“Derivatives”) held as cash flow hedges (see NOTE 7)				0.49
As of December 31, 2012:
Borrowings with maturities of 30 days or less:
Agency Securities	$13,406,253	$32,807	$12,739,872	0.47
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	44,060	51	41,520	0.57
Similar borrowings:
Collateral for structured financings*	2,846	–	2,846	8.12
	$13,453,159	$32,858	$12,784,238	0.47
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.65

*	The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral and these financings are subject to redemption by the residual bondholders.

Average borrowings outstanding differed from respective year-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Year ended December 31
	2013		2012
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates for the indicated years, adjusted for the effects of related Derivatives held as cash flow hedges	$12,702,941	0.52%	$12,442,706	0.56%

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

Interest paid on Repurchase arrangements and similar borrowings, including related swap agreement cash flows, totaled $71.1 million, $69.5 million and $55.2 million during 2013, 2012 and 2011, respectively.

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

During 2013 Capstead entered into new forward-starting swap agreements with notional amounts of $2.50 billion  requiring fixed rate interest payments averaging 0.50% for two-year periods that commence on various dates between January 2014 and April 2014.  Swap agreements with notional amounts totaling $2.90 billion requiring fixed rate interest payments averaging 0.85% expired during the year.  At December 31, 2013, the Company’s portfolio of financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement
Currently-paying contracts:
First quarter 2014	$200,000	0.60%
Second quarter 2014	400,000	0.51
Third quarter 2014	200,000	0.51
Fourth quarter 2014	500,000	0.58
First quarter 2015	1,100,000	0.50
Second quarter 2015	200,000	0.43
Third quarter 2015	400,000	0.47
Fourth quarter 2015	1,200,000	0.45
(average expiration: 14 months)	4,200,000	0.50
Forward-starting contracts:
First quarter 2016	1,700,000	0.51
Second quarter 2016	800,000	0.46
(average expiration: 25 months)	2,500,000	0.50
(average expiration: 18 months)	$6,700,000

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

	Balance Sheet	December 31
	Location	2013	2012
Balance sheet-related
Swap agreements in a gain position (an asset) related to:
Borrowings under repurchase arrangements	(a)	$1,094	$169
Unsecured borrowings	(a)	3,911	–
Swap agreements in a loss position (a liability) related to:
Borrowings under repurchase arrangements	(a)	(11,304)	(18,671)
Unsecured borrowings	(a)	–	(14,197)
Related net interest payable	(b)	(5,493)	(7,788)
		$(11,792)	$(40,487)

(a)	The fair value of Derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheet separately from the fair value of Derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses at December 31, 2013 scheduled to be recognized in the Statement of Income over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates totaled $14.5 million.
(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheet.

	Location of Gain or (Loss) Recognized in	Year ended December 31
	Net Income	2013	2012	2011
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions		$(16,914)	$(19,882)	$(28,066)
Amount of gain (loss) recognized (ineffective portion)		24	(542)	(827)
Increase in interest expense and decrease in Net income as a result of the use of Derivatives	*	$(16,890)	$(20,424)	$(28,893)
Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income (loss) (effective portion)		$9,320	$(22,262)	$(51,751)

*	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the Statement of Income.

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

	Offsetting of Derivative Assets
	Gross	Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset in the Balance Sheet (a)
	Amounts of Recognized Assets	Offset in the Balance Sheet	Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
As of December 31, 2013:
Counterparty 1	$4,324	$–	$4,324	$(4,324)	$–	$–
Counterparty 2	681	–	681	(681)	–	–
	$5,005	$–	$5,005	$(5,005)	$–	$–
As of December 31, 2012:
Counterparty 1	$128	$–	$128	$(128)	$–	$–
Counterparty 2	41	–	41	(41)	–	–
	$169	$–	$169	$(169)	$–	$–

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross	Gross Amounts	Net Amounts of Liabilities	Gross Amounts Not Offset in the Balance Sheet (c)
	Amounts of Recognized Liabilities (b)	Offset in the Balance Sheet	Presented in the Balance Sheet (a)	Financial Instruments	Cash Collateral Pledged	Net Amount
As of December 31, 2013:
Derivatives by counterparty:
Counterparty 1	$7,628	$–	$7,628	$(4,324)	$(3,304)	$–
Counterparty 2	7,588	–	7,588	(681)	(6,907)	–
Counterparty 3	1,581	–	1,581	–	(1,581)	–
	16,797	–	16,797	(5,005)	(11,792)	–
Repurchase arrangements and similar borrowings	12,487,604	–	12,487,604	(12,487,604)	–	–
	$12,504,401	$–	$12,504,401	$(12,492,609)	$(11,792)	$–
As of December 31, 2012:
Derivatives by counterparty:
Counterparty 1	$26,904	$–	$26,904	$(128)	$(26,776)	$–
Counterparty 2	12,357	–	12,357	(41)	(11,500)	816
Counterparty 3	1,395	–	1,395	–	(1,395)	–
	40,656	–	40,656	(169)	(39,671)	816
Repurchase arrangements and similar borrowings	12,791,243	–	12,791,243	(12,791,243)	–	–
	$12,831,899	$–	$12,831,899	$(12,791,412)	$(39,671)	$816

(a)	Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

(b)	Amounts include accrued interest of $5.5 million and $7.8 million on interest rate swap agreements and $4.7 million and $7.0 million on repurchase arrangements and similar borrowings, included in “Accounts payable and accrued expenses” on the face of the Balance Sheets as of December 31, 2013 and December 31, 2012, respectively.

(c)	Amounts presented are limited to recognized assets and collateral pledged associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

Changes in Accumulated other comprehensive income by component for the three years ended December 31, 2013 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2010	$(6,474)	$180,374	$173,900
Activity for the year ended December 31, 2011:
Other comprehensive income (loss) before reclassifications	(51,751)	54,263	2,512
Amounts reclassified from accumulated other comprehensive income	28,066	62	28,128
Other comprehensive income (loss)	(23,685)	54,325	30,640
Balance at December 31, 2011	(30,159)	234,699	204,540
Activity for the year ended December 31, 2012:
Other comprehensive income (loss) before reclassifications	(22,262)	91,750	69,488
Amounts reclassified from accumulated other comprehensive income	19,882	–	19,882
Other comprehensive income (loss)	(2,380)	91,750	89,370
Balance at December 31, 2012	(32,539)	326,449	293,910
Activity for the year ended December 31, 2013:
Other comprehensive income (loss) before reclassifications	9,320	(101,001)	(91,681)
Amounts reclassified from accumulated other comprehensive income	16,914	–	16,914
Other comprehensive income (loss)	26,234	(101,001)	(74,767)
Balance at December 31, 2013	$(6,305)	$225,448	$219,143

NOTE 8 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes originally issued in 2006 and 2005 to three special-purpose statutory trusts formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of so-called trust preferred securities with unrelated third party investors.  On December 16, 2013 these trusts were dissolved after the subordinated notes were distributed to the holders of the trusts’ common and preferred securities.  Included in Receivables and other assets are $2.2 million in remaining issue costs at December 31, 2013 associated with the original issuance of these notes.

Note balances and related weighted average interest rates as of the indicated dates  (calculated including issue cost amortization) were as follows (dollars in thousands):

	December 31, 2013		December 31, 2012
	Borrowings Outstanding	Average Rate *	Borrowings Outstanding	Average Rate *
Junior subordinated notes associated with:
Capstead Mortgage Trust I	$35,000	8.31%	$36,083	8.31%
Capstead Mortgage Trust II	40,000	8.46	41,238	8.46
Capstead Mortgage Trust III	25,000	8.78	25,774	8.78
	$100,000	8.49	$103,095	8.49

*	The indicated weighted average rates have been in effect since issuance. After considering cash flow hedges that coincide with the floating rate terms of these borrowings that begin in October and December 2015 for the notes associated with Capstead Mortgage Trusts I and II and September 2016 for the notes associated with Capstead Mortgage Trust III, the effective borrowing rate during the final 20 years of these borrowings will average 7.56%, subject to certain adjustments for the effects of measured hedge ineffectiveness, if any.

The notes associated with Capstead Mortgage Trust I mature in October 2035 and are currently redeemable, in whole or in part, without penalty, at the Company’s option.  The notes associated with Capstead Mortgage Trust II mature in December 2035 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015.  The notes associated with Capstead Mortgage Trust III mature in September 2036 and are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016.

Since issuance, the weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.49% and related interest paid each full year the borrowings have been outstanding was $8.6 million.

NOTE 9 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Residential mortgage investments, nearly all of which are mortgage securities classified as available-for-sale, are measured at fair value on a recurring basis.  In determining fair value estimates for mortgage securities, the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for repurchase arrangements, provided such pricing levels are considered indicative of actual market clearing transactions.  In determining fair value estimates for longer-term borrowings under repurchase arrangements the Company considers pricing levels indicated by lenders for entering into new transactions using similar pledged collateral with terms equal to the remaining terms of the longer-term borrowings.  In determining fair value estimates for unsecured borrowings, the Company considers current pricing for financial instruments with similar characteristics.  Excluded from these disclosures are financial instruments for which the Company’s cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, which are valued using primarily Level 1 measurements, including Cash and cash equivalents, cash collateral receivable from, or payable to, interest rate swap counterparties, receivables, payables and borrowings under repurchase arrangements with initial terms of 120 days or less.  See NOTE 7 for information relative to the valuation of interest rate swap agreements.

Fair value disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Residential mortgage loans	$6,898	$7,000	$8,063	$8,200
Interest rate swap agreements	5,005	5,005	169	169
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	36,299	36,300	41,520	41,500
Unsecured borrowings	100,000	101,000	103,095	104,600
Interest rate swap agreements	11,304	11,304	32,868	32,868

Fair value and related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
As of December 31, 2013
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$11,019,116	$224,456	$12,468	$11,231,104
Ginnie Mae	2,220,035	18,384	4,924	2,233,495
Residential mortgage securities classified as held-to-maturity	4,376	211	–	4,587
As of December 31, 2012
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	11,904,660	296,114	1,787	12,198,987
Ginnie Mae	1,614,997	32,298	176	1,647,119
Residential mortgage securities classified as held-to-maturity	5,989	309	–	6,298

	December 31, 2013		December 31, 2012
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$39,030	$380	$29,760	$120
Less than one year	2,857,724	17,012	751,645	1,843
	$2,896,754	$17,392	$781,405	$1,963

Capstead’s investment strategy involves managing a leveraged portfolio of primarily relatively short duration ARM Agency Securities and management expects these securities will be held until payoff absent a major shift in strategy.  Declines in fair value caused by increases in interest rates are typically modest for investments in relatively short duration ARM Agency Securities compared to investments in longer-duration ARM or fixed-rate assets.  These declines are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment.

From a credit risk perspective, federal government support for the GSEs helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments are considered other-than-temporarily impaired at December 31, 2013.

NOTE 10 — INCOME TAXES

Capstead REIT and a subsidiary for which the Company has elected taxable REIT subsidiary status file separate tax returns in U.S. federal and state jurisdictions, where applicable.  Provided Capstead REIT remains qualified as a REIT and all its taxable income is distributed to stockholders within allowable time limits, no income taxes are due on this income.  Accordingly, no provision has been made for income taxes for Capstead REIT.  Taxable income, if any, of the Company’s taxable REIT subsidiary is fully taxable and provision is made for any resulting income taxes.  The Company is no longer subject to examination and the related assessment of tax by federal, state, or local tax authorities for years before 2010, with the possible exception of certain information reporting and disclosure penalties with respect to earlier years.  Management believes any such amounts would not have a material adverse effect on the Company’s financial condition.

Capstead’s effective tax rate differs substantially from statutory federal income tax rates primarily due to the benefit of Capstead REIT’s status as a REIT, along with other items affecting the Company’s effective tax rate as illustrated below for the indicated periods (in thousands):

	Year ended December 31
	2013	2012	2011
Income taxes computed at the federal statutory rate	$44,270	$57,269	$37,171
Benefit of REIT status	(44,270)	(57,268)	(37,183)
Income taxes computed on income of Capstead’s sole taxable REIT subsidiary	–	1	(12)
Change in net deferred income tax assets	1	(1)	22
Other	(1)	–	(10)
Income tax provision	$–	$–	$–

No income taxes were paid during 2013, 2012 or 2011.  Significant components of the Company’s taxable REIT subsidiary’s deferred income tax assets and liabilities were as follows as of the indicated dates (in thousands):

	December 31
	2013	2012
Deferred income tax assets:
Alternative minimum tax credit (a)	$1,942	$1,940
Net operating loss carryforwards (b)	60	60
Other	21	22
	2,023	2,022
Deferred income tax liabilities	–	–
Net deferred tax assets	$2,023	$2,022
Valuation allowance (c)	$2,023	$2,022

(a)	Alternative tax credit carryforwards can be utilized to offset payment of federal income taxes on future taxable income, if any, earned by this subsidiary, subject to certain limitations.
(b)	Excludes $3.5 million in remaining net operating loss carryforwards which expire beginning after 2019. To the extent these carryforwards are utilized in future periods, the benefit will reduce actual taxes payable.
(c)	Because this subsidiary is not expected to earn significant amounts of taxable income, related net deferred tax assets are fully reserved at December 31, 2013.

NOTE 11 — STOCKHOLDERS’ EQUITY

In May 2013 Capstead completed a public offering of 6.8 million shares ($170.0 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share.  The Series E preferred shares are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends, on or after May 13, 2018.  The Company and Series E stockholders have special redemption and conversion rights upon the occurrence of a change in control.  Net proceeds of the offering, after underwriting fees and other costs, totaled $164.3 million and together with $42.7 million of cash on hand were used to fund the June 2013 redemption of 77,000 and 16.5 million of the Company’s Series A and B perpetual preferred shares, respectively.  Holders of the remaining 109,000 Series A and 32,000 Series B shares that were outstanding prior to the redemptions exercised conversion rights resulting in the issuance of 181,000 and 20,000 common shares, respectively.  Series A and B preferred shares that were redeemed had redemption preferences aggregating $207.0 million, a total of $19.9 million in excess of these shares’ recorded amounts on the Company’s balance sheet.  This redemption preference premium is reflected as a $0.21 per common share reduction in net income available to common stockholders on the face of the Company’s Statement of Income for the year ended December 31, 2013.

In late 2013 the Company issued an additional 61,000 Series E preferred shares through an at-the-market continuous offering program for net proceeds of $1.4 million, net of expenses.  During 2012 and 2011, the Company raised $142.0 million and $231.7 million in new common equity capital, after underwriting discounts and offering expenses, by issuing 10.5 million and 17.8 million common shares, respectively, through a similar program.  Also during 2012 and 2011, the Company raised $4.5 million and $5.2 million, net of expenses, in preferred equity capital by issuing 309,000 and 365,000 Series B preferred shares, respectively, through a similar program.

In October 2012 the Company announced a common share repurchase program of up to $100 million of its outstanding common shares and suspended its common equity continuous offering program until further notice.  Pursuant to this authorization, repurchases totaled 3.0 million shares at an average cost of $11.80 per share for $35.1 million by December 31, 2012.  An additional 638,000 shares were repurchased in early January 2013 at an average cost of $11.43 per share for a total cost of $7.3 million.  The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice.  Upon suspension of the repurchase program, issuances of common shares under the continuous offering program or by any other means may resume if conditions warrant, subject to compliance with federal securities laws, market conditions and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

During 2013, 2012 and 2011, additions to common equity capital related to equity-based awards to directors and employees totaled $1.8 million, $4.4 million and $3.2 million, respectively, consisting primarily of amounts related to stock awards and also including net proceeds from the exercise of option awards.  See NOTE 12 for further information pertaining to long-term equity-based awards.

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

NOTE 12 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) administers all compensation programs for employees including salaries, short-term incentive compensation and long-term incentive compensation, including equity-based awards, as well as other benefit programs.

Short-Term Incentive Compensation Programs

To provide employees with an appropriate performance-based annual incentive compensation opportunity, each year the Committee approves an incentive formula for the award of annual incentive compensation that is directly linked with the performance of the Company.  The formula used in recent years accomplished this by establishing an incentive pool equal to a percentage participation in Capstead’s earnings in excess of a pre-established performance threshold, subject to a maximum amount, or cap.  The Committee determined (i) the amount actually awarded, (ii) its allocation among executives and with other employees and (iii) the form of payment (e.g., cash or equity awards).  In October 2013 the Committee terminated this absolute return program effective July 1, 2013 and adopted a new short-term incentive compensation program for key executives (the “2013 Program”).  The 2013 Program determined levels of annual cash incentive compensation based on relative performance metrics measured against the Company’s peers in the mortgage REIT industry and the attainment of individual goals and objectives for participating executives.  The relative performance metrics used are relative economic return (change in book value plus dividends) and relative operating efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), calculated for the full year and prorated for the six month period during which the program was effective in 2013.  The 2013 Program defined maximum payout percentages based on a multiple of salary for each program metric thereby limiting the amount payable to each participating executive.  Actual amounts to be awarded are based on separate calculations for each performance metric as well as the Committee’s evaluation of the participating executives’ attainment of individual goals and objectives.  In January 2014 the Committee adopted the 2014 short-term incentive program that has provisions similar to the 2013 Program with the addition of an absolute economic return performance metric which measures performance against established return levels.

Included in Accounts payable and accrued expenses at December 31, 2013 are short-term incentive compensation accruals totaling $2.8 million, $350,000 of which was paid in January 2014 to employees not participating in the 2013 Program.  Payouts for executives participating in the 2013 Program are expected to be made by March 15, 2014 after the Company’s performance relative to its peers is determined.  In 2012 and 2011 the Committee paid incentive compensation partially in cash and partially in fully vested common stock.  The fully vested stock awards totaled 156,251 and 189,283 shares (before the surrender of shares for the payment of tax withholding requirements) valued at $11.47 and $12.60 per share when issued in December and January 2012, respectively.

Since 2008 the Committee has utilized a performance-based cash incentive compensation program for key executives that provides for payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalent Rights” or “DERs”).  DERs are not attached to any stock or option awards and only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  All grants expire July 1, 2015.  No additional DERs were awarded in 2013.

DERs issued and outstanding at December 31, 2013 and related compensation costs for the indicated periods were as follows:

	Total DERs	Year Ended December 31
Grant Date	Granted	2013	2012	2011
July 2008	225,000	$279,000	$335,000	$396,000
July 2009	225,000	279,000	335,000	396,000
July 2010	60,000	75,000	89,000	105,000
August 2011	72,000	89,000	107,000	63,000
July 2012	72,000	89,000	48,000	–
	654,000	$811,000	$914,000	$960,000

Long-term Equity-based Awards

Capstead sponsors equity-based award plans to provide for the issuance of stock awards, restricted stock unit awards, option awards and other long-term equity-based awards to directors and employees.  As of December 31, 2013, the Company has issued awards reserving for potential future issuance nearly all available shares under its existing plans.  A new plan is being submitted for stockholder approval at this year’s annual meeting of stockholders scheduled for May 28, 2014 to allow for the granting of future long-term equity-based awards.

In December 2013 the Committee adopted a new long-term incentive program, and granted key executives a total of 242,505 performance-based restricted stock units with a grant date fair value of $12.45 per unit, which are convertible into common shares following a three-year performance period ending December 31, 2016 depending upon whether, and to what extent, defined performance levels established for certain relative and absolute return performance metrics are met or exceeded.  The relative return metrics measure the Company’s performance against its peers in the mortgage REIT industry on the basis of relative economic return and relative total stockholder return (change in stock price plus reinvested dividends).  The absolute economic return metric measures performance against established return levels.  For conversion purposes, each performance metric is assigned a weighting and the Company’s performance relative to each metric is calculated separately.  The actual number of common shares, if any, the units can convert into for each of the metrics can range from one-half of a common share per unit if that metric’s minimum threshold of performance is met, to two common shares per unit if the related maximum performance threshold is met or exceeded, adjusted for the weighting assigned to the metric.  If a metric’s minimum performance threshold is not met, no shares are issuable under that metric.  Dividends accrue from the date of grant and will be paid in cash when the units convert into common shares based on the number of common shares ultimately issued, if any.

Under the prior absolute return performance-based stock award program, the Committee granted awards from 2008 through 2012 to all employees with staggered three-year vesting periods subject to Capstead generating annualized returns on investment capital, (defined for this purpose as Unsecured borrowings and Stockholders’ equity, less accumulated OCI and subject to certain other adjustments), equal to the greater of 8.0% or the average 10-year U.S. Treasury rate plus 200 basis points.  If the indicated returns are not generated during a three-year measurement period, vesting will be deferred and a new three-year measurement period will be established to include the subsequent year, up to and including the seventh calendar year after the year of grant.  Any remaining unvested awards issued under this program will expire if the indicated returns are not generated for the final three-year measurement period.

Information pertaining to absolute return performance-based stock awards issued to employees pursuant to this program is as follows:

Year of	Grant Date Fair Value	Total Original		Final Measurement Period Ends	Remaining Shares with Initial Measurement Periods Ending December 31
Grant	Per Share	Grants	Forfeited	December 31	2014	2015	2016
2008 (a)	$10.18	140,658	5,464	n/a	–	–	–
2009 (b)	14.33	110,917	4,571	n/a	–	–	–
2010 (c)	12.44	128,766	5,759	2017	61,499	–	–
2011	12.72	132,490	5,050	2018	63,722	63,718	–
2012	11.67	145,399	5,697	2019	–	69,853	69,849

(a)	The absolute return metrics for the three-year measurement periods ending December 31, 2012 and 2011 were met resulting in the vesting of 67,595 shares associated with the second 50% of this grant in January 2013 and 67,599 shares associated with the first 50% of this grant in February 2012.
(b)	The absolute return metrics for the three-year measurement periods ending December 31, 2013 and 2012 were met resulting in the vesting of 52,915 shares associated with the second 50% of this grant in January 2014 and 53,431 shares associated with the first 50% of this grant in January 2013.
(c)	The absolute return metric for the first three-year measurement period ending December 31, 2013 was met resulting in the vesting of 61,508 shares associated with the first 50% of this grant in January 2014.

Information pertaining to service-based stock awards issued to directors and employees (subject to certain restrictions, principally continuous service), is as follows:

Year of	Grant Date Fair Value	Total Original	As of December 31, 2013		Remaining Shares Scheduled to Vest During:
Grant	Per Share	Grants	Vested	Forfeited	2014	2017
2007 (a)	$12.93	156,000	121,004	12,832	22,164	–
2008 (b)	12.87	6,000	6,000	–	–	–
2009 (b)	11.39	6,000	6,000	–	–	–
2010 (b)	11.64	12,000	12,000	–	–	–
2011 (b)	13.23	24,000	24,000	–	–	–
2012 (b)	13.59	29,000	29,000	–	–	–
2013 (b)	13.02	28,000	–	–	28,000	–
2013 (c)	12.34	35,703	–	–	–	35,703

(a)	The remaining 2007 grant shares vested in January 2014.
(b)	Director stock awards have been granted annually upon election or reelection to the board of directors. These awards vest one year after issuance.
(c)	In December 2013 the Committee granted service-based awards to employees that were not awarded performance-based restricted stock units. These awards vest on January 2, 2017.

Performance-based and service-based stock award activity for year ended December 31, 2013 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock awards outstanding at beginning year	657,720	$12.48
Grants	63,703	12.64
Vestings	(172,523)	12.41
Forfeitures	(19,969)	12.65
Unvested stock awards outstanding at end of year	528,931	12.51

During 2013, 2012 and 2011 Capstead recognized in Salaries and benefits $1.8 million, $1.9 million and $1.6 million, respectively, related to amortization of the grant date fair value of employee performance-based and service-based stock awards.  The amounts amortized for these periods assumed that performance metrics, if applicable, would continue to be met for related initial measurement periods.  In addition, the Company recognized in Other general and administrative expense $387,000, $362,000 and $261,000 related to amortization of the grant date fair value of service-based director stock awards during 2013, 2012 and 2011, respectively. Unrecognized compensation expense for unvested stock awards totaled $3.0 million as of December 31, 2013, to be expensed over a weighted average period of 1.6 years (assumes minimal employee and director attrition and, if applicable, absolute return performance metrics being met for related initial measurement periods).

Based on the initial fair value of restricted stock units granted in December 2013, $3.0 million can be expected to be expensed over the related three-year performance period under the assumption certain targeted performance levels will be achieved assuming no forfeitures.  This would result in the issuance of 242,505 common shares.  Actual expense assuming no forfeitures will range from a minimum of $625,000 (the grant date fair value of the total stockholder return performance metric and assuming no shares are ultimately issued under the terms of these grants because the Company’s performance for all performance metrics was less than the related minimum threshold performance levels) to approximately $5.4 million assuming maximum performance levels are met or exceeded for all performance metrics resulting in the issuance of 485,010 common shares.

All service-based stock awards receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Restricted stock units granted in 2013 as well as performance-based stock awards granted in 2012, 2011 and 2010 defer the payment of dividends accruing between the grant dates and the end of related performance periods.  If the restricted stock units do not convert into any common shares or a stock award does not vest, the related accrued dividends will be forfeited.  Included in Common stock dividend payable at December 31, 2013 and 2012 are dividends payable pertaining to these awards totaling $1.3 million and $765,000, respectively.

Option awards currently outstanding have ten-year contractual terms from the grant date and were issued with strike prices equal to the quoted market prices of Capstead’s common shares on the date of grant.  The fair value of option awards was estimated on the date of grant using a Black-Scholes option pricing model.  The Company estimated option exercises, expected holding periods and forfeitures based on past experience and expectations for option performance and employee or director attrition.  Risk-free rates were based on market rates for the expected life of the options.  Expected dividends were based on historical experience and expectations for future performance.  Expected volatility factors were based on historical experience.  No option awards have been granted since 2010.  Option award activity for the year ended December 31, 2013 is summarized below:

	Number of Shares	Weighted Average Exercise Price
Option awards outstanding at beginning of year	97,500	$11.63
Exercises	(15,000)	10.61
Forfeitures	(5,000)	12.87
Option awards outstanding at end of year	77,500	11.75

Exercisable option awards outstanding as of December 31, 2013 totaled 77,500 shares with a weighted average remaining contractual term of 3.6 years, an average exercise price of $11.75 and an aggregate intrinsic value of $65,000.  The total intrinsic value of option awards exercised was $26,000, $620,000 and $129,000 in 2013, 2012 and 2011, respectively.  During 2011, the Company recognized in Salaries and benefits $3,000 related to employee option awards.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its officers.  In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s salary and short-term incentive compensation and makes discretionary contributions of up to another 3% of such compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements.  During the year ended December 31, 2013, the Company recognized in Salaries and benefits $320,000 related to contributions to these plans.

NOTE 13 — QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly results of operations were as follows (in thousands, except per share amounts).
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
Interest income on residential mortgage investments (before investment premium amortization)	$86,867	$85,214	$85,674	$83,254
Investment premium amortization	(28,399)	(33,642)	(39,031)	(24,800)
Related interest expense	(18,468)	(16,749)	(15,759)	(15,392)
	40,000	34,823	30,884	43,062
Other interest income (expense) (a)	(2,010)	(2,015)	(2,074)	(2,066)
Other revenue (expense)	(3,072)	(2,914)	(4,108)	(4,023)
Net income	$34,918	$29,894	$24,702	$36,973

Basic net income per common share (b)	$0.31	$0.04	$0.23	$0.35
Diluted net income per common share (b)	0.31	0.04	0.23	0.35

Year Ended December 31, 2012
Interest income on residential mortgage investments (before investment premium amortization)	$84,229	$87,486	$90,614	$90,279
Investment premium amortization	(18,496)	(21,699)	(27,151)	(29,331)
Related interest expense	(14,103)	(16,451)	(17,875)	(20,672)
	51,630	49,336	45,588	40,276
Other interest income (expense) (a)	(1,972)	(1,946)	(1,968)	(1,904)
Other revenue (expense)	(4,488)	(4,055)	(3,583)	(3,288)
Net income	$45,170	$43,335	$40,037	$35,084

Basic net income per common share	$0.45	$0.40	$0.35	$0.31
Diluted net income per common share	0.44	0.40	0.35	0.31

(a)	Consists principally of interest on unsecured borrowings and is presented net of earnings of related statutory trusts. These affiliates were dissolved in December 2013.
(b)	Includes $0.23 associated with redemption preference premiums paid and other one-time effects of the second quarter’s preferred capital transactions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Reports on Corporate Governance and
Report of Independent Registered Public Accounting Firm

Report of Management on Effectiveness of Internal Control
Over Financial Reporting

Management of Capstead is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“COSO”).  Based on our evaluation under the COSO framework, it is management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Capstead’s independent registered public accounting firm, Ernst & Young, LLP, has issued a report on the Company’s internal control over financial reporting, which is included in this Annual Report.

Report of Management on Evaluation of Disclosure Controls and Procedures

Capstead’s management, with participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of December 31, 2013.  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Related Certifications by Management

Certifications by the CEO and CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 pertaining to the completeness and fairness of the information contained in Capstead’s annual report on Form 10-K for the year ended December 31, 2013 and the Company’s system of internal controls over financial reporting and disclosure controls and procedures are included as exhibits to the annual report on Form 10-K.  This report, as well as the Company’s other filings with the Securities and Exchange Commission, are available free of charge on the Company’s website at www.capstead.com.

On May 6, 2013 Capstead’s CEO certified, pursuant to Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, that he was not aware of any violation by the Company of NYSE corporate governance listing standards.  This certification is made annually with the NYSE within thirty days after the Company’s annual meeting of stockholders.

Report of Independent Registered Public Accounting Firm on
Audit of Internal Control Over Financial Reporting

Stockholders and Board of Directors
Capstead Mortgage Corporation

We have audited Capstead Mortgage Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Management of Capstead Mortgage Corporation (the “Company”) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of the Company, and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP
Dallas, Texas
February 28, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to Capstead’s 2014 definitive Proxy Statement under the captions “Proposal Number One – Election of Directors,” “Board of Directors and Committee Information,” “Stockholder Procedures for Director Candidate Recommendations,” “Executive Officers,” “Audit Committee” and “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the SEC within 120 days of December 31, 2013.

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

The information required by this item is incorporated herein by reference to Capstead’s 2014 definitive Proxy Statement under the captions “Board of Directors and Committee Information” and “Executive Compensation,” to be filed with the SEC within 120 days of December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to Capstead’s 2014 definitive Proxy Statement under the captions “Equity Compensation Plans” and “Security Ownership of Management and Certain Beneficial Owners,” to be filed with the SEC within 120 days of December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to Capstead’s 2014 definitive Proxy Statement under the caption “Related Person Transactions,” to be filed with the SEC within 120 days of December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to Capstead’s 2014 definitive Proxy Statement under the caption “Proposal Three – Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm,” to be filed with the SEC within 120 days of December 31, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	The consolidated financial statements of Capstead, together with the independent registered public accounting firm’s report thereon, are set forth on pages 34 through 61 of this report under Item 8 – “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules – All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable or have been omitted because the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

3.	Exhibits:

Exhibit Number	DESCRIPTION

3.1
Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares (except the 7.50% Series E Cumulative Redeemable Preferred Stock) and all other amendments to such Articles of Incorporation.(1)

3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.*
10.03	Second Amended and Restated Incentive Bonus Plan.(6)
10.04	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.05	Form of nonqualified stock option and stock award agreements for employees with service conditions.(5)
10.06	Form of stock award agreements for employees with performance conditions.(7)
10.07	Form of stock award agreements for employees with performance conditions and deferral of dividends.(8)
10.08	2013 Annual Incentive Plan (short-term).(9)
10.09	2014 Annual Incentive Compensation Program (short-term).(3)
10.10	2014 Long-Term Award Criteria, as corrected.(3)
10.11	Form of Performance Unit Agreement, as corrected.(3)
10.12	Sales Agreement, dated November 12, 2013, by and between the Company and the Sales Manager.(10)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 5, 2011, for the event dated May 4, 2011.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 23, 2013 for the event dated October 21, 2013.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 13, 2013, for the event dated November 12, 2013.

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstead has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: February 28, 2014	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: February 28, 2014	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ JACK BIEGLER	Chairman and Director	February 18, 2014
(Jack Biegler)

/s/ JOHN L. BERNARD	Director	February 18, 2014
(John L. Bernard)

/s/ MICHELLE P. GOOLSBY	Director	February 18, 2014
(Michelle P. Goolsby)

/s/ ANDREW F. JACOBS	President, Chief Executive Officer	February 18, 2014
(Andrew F. Jacobs)	and Director

/s/ GARY KEISER	Director	February 18, 2014
(Gary Keiser)

/s/ CHRISTOPHER W. MAHOWALD	Director	February 24, 2014
(Christopher W. Mahowald)

/s/ MICHAEL G. O’NEIL	Director	February 18, 2014
(Michael G. O’Neil)

/s/ MARK S. WHITING	Director	February 18, 2014
(Mark S. Whiting)

INDEX TO EXHIBITS

Exhibit Number	DESCRIPTION

3.1
Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares (except the 7.50% Series E Cumulative Redeemable Preferred Stock) and all other amendments to such Articles of Incorporation.(1)

3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.*
10.03	Second Amended and Restated Incentive Bonus Plan.(6)
10.04	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.05	Form of nonqualified stock option and stock award agreements for employees with service conditions.(5)
10.06	Form of stock award agreements for employees with performance conditions.(7)
10.07	Form of stock award agreements for employees with performance conditions and deferral of dividends.(8)
10.08	2013 Annual Incentive Plan (short-term).(9)
10.09	2014 Annual Incentive Compensation Program (short-term).(3)
10.10	2014 Long-Term Award Criteria, as corrected.(3)
10.11	Form of Performance Unit Agreement, as corrected.(3)
10.12	Sales Agreement, dated November 12, 2013, by and between the Company and the Sales Manager.(10)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 5, 2011, for the event dated May 4, 2011.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 23, 2013 for the event dated October 21, 2013.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 13, 2013, for the event dated November 12, 2013.

*     Filed herewith
**     Furnished herewith
***     Submitted electronically herewith