Form 10-Q
period 2014-03-31
CAPSTEAD MORTGAGE CORP
filed 2014-05-09
CIK 766701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YESþ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer þ	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES    NO  þ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	95,767,180 as of May 9, 2014

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

INDEX

PART I. — FINANCIAL INFORMATION

Index

ITEM 1.                  FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Residential mortgage investments ($13.22 and $13.12 billion pledged under repurchase arrangements at March 31, 2014 and December 31, 2013, respectively)	$13,529,211	$13,475,874
Cash collateral receivable from interest rate swap counterparties	35,996	25,502
Interest rate swap agreements at fair value	1,207	5,005
Cash and cash equivalents	486,293	413,356
Receivables and other assets	89,112	96,231
	$14,141,819	$14,015,968
Liabilities
Repurchase arrangements and similar borrowings	$12,590,255	$12,482,900
Interest rate swap agreements at fair value	15,439	11,304
Unsecured borrowings	100,000	100,000
Common stock dividend payable	33,636	30,872
Accounts payable and accrued expenses	23,900	25,109
	12,763,230	12,650,185
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
7.50% Cumulative Redeemable Preferred Stock, Series E,6,917 and 6,861 shares issued and outstanding ($172,922 and $171,521 aggregate liquidation preference) at March 31, 2014 and December 31, 2013, respectively	167,092	165,756
Common stock - $0.01 par value; 250,000 shares authorized:
95,767 and 95,807 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	958	958
Paid-in capital	1,329,994	1,329,792
Accumulated deficit	(347,357)	(349,866)
Accumulated other comprehensive income	227,902	219,143
	1,378,589	1,365,783
	$14,141,819	$14,015,968

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended March 31
	2014	2013
Interest income:
Residential mortgage investments	$59,445	$58,468
Other	61	112
	59,506	58,580
Interest expense:
Repurchase arrangements and similar borrowings	(15,407)	(18,468)
Unsecured borrowings	(2,122)	(2,187)
	(17,529)	(20,655)
	41,977	37,925
Other revenue (expense):
Salaries and benefits	(1,132)	(1,001)
Annual incentive compensation	(540)	(554)
Long-term incentive compensation	(626)	(406)
Other general and administrative expense	(1,203)	(1,081)
Miscellaneous other revenue (expense)	(85)	(30)
	(3,586)	(3,072)
Income before equity in earnings of unconsolidated affiliates	38,391	34,853
Equity in earnings of unconsolidated affiliates	–	65
Net income	$38,391	$34,918
Net income available to common stockholders:
Net income	$38,391	$34,918
Less dividends on preferred shares	(3,238)	(5,270)
	$35,153	$29,648

Net income per common share:
Basic	$0.37	$0.31
Diluted	0.37	0.31

Weighted average common shares outstanding:
Basic	95,349	95,020
Diluted	95,538	95,450

Cash dividends declared per share:
Common	$0.34	$0.31
Series A Preferred	–	0.40
Series B Preferred	–	0.32
Series E Preferred	0.47	–

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Quarter Ended March 31
	2014	2013
Net income	$38,391	$34,918

Other comprehensive income
Amounts related to available-for-sale securities:
Change in net unrealized gains	16,693	(7,705)
Amounts related to cash flow hedges:
Change in net unrealized losses	(12,656)	2,479
Reclassification adjustment for amounts included in net income	4,722	5,434
	8,759	208
Comprehensive income	$47,150	$35,126

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Quarter Ended March 31
	2014	2013
Operating activities:
Net income	$38,391	$34,918
Noncash items:
Amortization of investment premiums	22,288	28,399
Depreciation and other amortization	37	47
Amortization of equity-based awards	718	512
Change in measurable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	–	(138)
Net change in receivables, other assets, accounts payable and accrued expenses	(37)	(499)
Net cash provided by operating activities	61,397	63,239
Investing activities:
Purchases of residential mortgage investments	(669,003)	(839,897)
Interest receivable acquired with the purchase of residential mortgage investments	(1,121)	(1,495)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	617,074	819,023
Net cash used in investing activities	(53,050)	(22,369)
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	31,981,126	34,947,671
Principal payments on repurchase arrangements and similar borrowings	(31,873,771)	(34,910,386)
(Increase) decrease in cash collateral receivable from interest rate swap counterparties	(10,494)	9,739
Common share repurchases	–	(7,292)
Proceeds from issuance of preferred shares	1,336	–
Other capital stock transactions	(512)	(521)
Dividends paid	(33,095)	(34,016)
Net cash provided by financing activities	64,590	5,195
Net change in cash and cash equivalents	72,937	46,065
Cash and cash equivalents at beginning of period	413,356	425,445
Cash and cash equivalents at end of period	$486,293	$471,510

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2014.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.  Certain prior period annual and long-term incentive compensation amounts have been reclassified from Salaries and benefits to separate line items in the Statement of Income to conform to the current year presentation.

NOTE 3 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income, after deducting preferred share dividends and adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding, calculated excluding unvested stock awards.

Diluted net income per common share is computed by dividing net income available to common stockholders, after adding dividends on the Company’s Series A and B convertible preferred shares when such shares were dilutive, by the basic weighted average number of common shares and common share equivalents outstanding, giving effect to equity awards and these convertible preferred shares when such awards and shares were dilutive.  Prior to their redemption in June 2013, the Series A and B preferred shares were considered dilutive whenever basic net income per common share exceeded each Series’ dividend divided by the conversion rates applicable for that period.  Shares of the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock first issued in May 2013 are contingently convertible into common shares only upon the occurrence of a change in control and are therefore not presently considered dilutive securities.  Unvested stock awards that are deemed participating securities are included in the calculation of diluted net income per common share, if dilutive, under either the two-class method or the treasury stock method, depending upon which method produces the more dilutive result.

Index
Components of the computation of basic and diluted net income per common share were as follows (dollars in thousands, except per share amounts):

	Quarter Ended March 31
	2014	2013
Basic net income per common share
Numerator for basic net income per common share:
Net income	$38,391	$34,918
Preferred share dividends	(3,238)	(5,270)
Unvested stock award participation in earnings	(24)	(32)
	$35,129	$29,616
Denominator for basic net income per common share:
Weighted average common shares outstanding	95,777	95,560
Average unvested stock awards outstanding	(428)	(540)
	95,349	95,020
	$0.37	$0.31
Diluted net income per common share
Numerator for diluted net income per common share:
Net income available to common stockholders	$35,129	$29,616
Dividends on dilutive convertible preferred shares	–	75
	$35,129	$29,691
Denominator for diluted net income per common share:
Basic weighted average common shares outstanding	95,349	95,020
Net effect of dilutive equity awards	189	121
Net effect of dilutive convertible preferred shares	–	309
	95,538	95,450
	$0.37	$0.31

Potentially dilutive securities excluded from the computation of net income per share because the effect of inclusion was antidilutive were as follows (in thousands):

	Quarter Ended March 31
	2014	2013
Antidilutive convertible preferred shares*	–	16,493
Antidilutive equity awards excludable under the treasury stock method	30	35

*	The Series A and Series B preferred shares were redeemed in June 2013.

Index
NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
March 31, 2014
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$2,089	$5	$2,094	$2,096	6.65%	6.55%
ARMs	10,726,961	346,807	11,073,768	11,300,859	2.56	1.83
Ginnie Mae ARMs	2,129,114	73,401	2,202,515	2,217,563	2.62	1.60
	12,858,164	420,213	13,278,377	13,520,518	2.57	1.79
Residential mortgage loans:
Fixed-rate	2,315	2	2,317	2,317	7.01	5.39
ARMs	4,136	17	4,153	4,153	3.82	3.31
	6,451	19	6,470	6,470	4.96	4.10
Collateral for structured financings	2,187	36	2,223	2,223	8.09	7.61
	$12,866,802	$420,268	$13,287,070	$13,529,211	2.58	1.79
December 31, 2013
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$2,158	$6	$2,164	$2,167	6.67%	6.47%
ARMs	10,675,620	343,452	11,019,072	11,231,057	2.58	1.76
Ginnie Mae ARMs	2,145,639	74,396	2,220,035	2,233,495	2.64	1.64
	12,823,417	417,854	13,241,271	13,466,719	2.59	1.74
Residential mortgage loans:
Fixed-rate	2,633	3	2,636	2,636	6.99	5.63
ARMs	4,244	18	4,262	4,262	3.81	3.35
	6,877	21	6,898	6,898	5.03	4.20
Collateral for structured financings	2,220	37	2,257	2,257	8.09	7.68
	$12,832,514	$417,912	$13,250,426	$13,475,874	2.59	1.74

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale (see NOTE 10).

(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the quarter then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

Because of federal government support for the GSEs, Agency Securities are considered to have limited, if any, credit risk.  Residential mortgage loans held by Capstead were originated prior to 1995 when the Company operated a mortgage conduit and the related credit risk is borne by the Company.  Collateral for structured financings consists of private residential mortgage securities that are backed by loans obtained through this mortgage conduit and are pledged to secure repayment of related structured financings.  Credit risk for these securities is borne by the related bondholders.  The maturity of Residential mortgage investments is directly affected by prepayments of principal on the underlying mortgage loans.  Consequently, actual maturities will be significantly shorter than the portfolio’s weighted average contractual maturity of 288 months.

Index
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

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements and a shorter duration generally indicates less interest rate risk.  Current-reset ARM securities have months to roll of less than 18 months while longer-to-reset ARM securities have months to roll of 18 months or greater.  As of March 31, 2014, the average months to roll for the Company’s $7.55 billion (amortized cost basis) in current-reset ARM securities was 5.9 months while the average months-to-roll for the Company’s $5.73 billion (amortized cost basis) in longer-to-reset ARM securities was 38.9 months.

NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

To facilitate the issuance of Unsecured borrowings, in 2006 and 2005 Capstead formed and capitalized three Delaware statutory trusts through the issuance to the Company of the trusts’ common securities totaling $3.1 million (see NOTE 8).  In order to simplify the Company’s capital structure, in December 2013 the trusts were dissolved after distributing the related junior subordinated notes (originally issued to the trusts by the Company) to the holders of the trusts’ common and preferred securities.  Prior to dissolution, the Company’s equity in the earnings of the trusts consisted solely of the common trust securities’ pro rata share in interest accruing on junior subordinated notes issued to the trusts.

NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS

Capstead generally pledges its Residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each borrowing is initiated or renewed.  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as financings.  The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments.  The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.”  Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase arrangements at the conclusion of existing repurchase arrangements. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements.  These actions are referred to as margin calls.  Conversely, in response to increases in fair value of pledged securities, the Company routinely margin calls its lending counterparties in order to release posted collateral.  Repurchase arrangements and similar borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Index
Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
March 31, 2014
Borrowings with maturities of 30 days or less:
Agency Securities	$12,082,363	$26,211	$11,506,451	0.31%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	550,569	1,400	524,261	0.33
Agency Securities (greater than 90 days)	585,291	1,303	557,320	0.46
Similar borrowings:
Collateral for structured financings*	2,223	–	2,223	8.09
	$13,220,446	$28,914	$12,590,255	0.32
Quarter-end borrowing rates adjusted for effects of related derivative financial instruments (“Derivatives”) held as cash flow hedges (see NOTE 7)				0.48
December 31, 2013
Borrowings with maturities of 30 days or less:
Agency Securities	$12,169,534	$28,195	$11,578,211	0.38%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	951,966	2,068	902,432	0.38
Similar borrowings:
Collateral for structured financings*	2,257	–	2,257	8.09
	$13,123,757	$30,263	$12,482,900	0.38
Quarter-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.49

*
The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral and these financings are subject to redemption by the residual bondholders.

Average borrowings outstanding differed from respective quarter-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	March 31, 2014		December 31, 2013
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives held as cash flow hedges for the indicated quarters	$12,465,629	0.49%	$12,510,701	0.49%

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

During the quarter ended March 31, 2014 Capstead entered into new forward-starting swap agreements with notional amounts totaling $700 million requiring fixed rate interest payments averaging 0.52% for two-year periods that commence on various dates between April 2014 and July 2014.  Also during the current quarter, $200 million notional amount of swaps requiring fixed rate interest payments averaging 0.60% matured, while $1.70 billion notional amount of previously acquired forward-starting swaps requiring fixed rate interest payments averaging 0.51% moved into current-pay status.  At March 31, 2014, the Company’s portfolio of financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement
Currently-paying contracts:
Second quarter 2014	$400,000	0.51%
Third quarter 2014	200,000	0.51
Fourth quarter 2014	500,000	0.58
First quarter 2015	1,100,000	0.50
Second quarter 2015	200,000	0.43
Third quarter 2015	400,000	0.47
Fourth quarter 2015	1,200,000	0.45
First quarter 2016	1,700,000	0.51
(average expiration: 15 months)	5,700,000	0.50
Forward-starting contracts:
Second quarter 2016	1,100,000	0.47
Third quarter 2016	400,000	0.54
(average expiration: 25 months)	1,500,000	0.49
(average expiration: 17 months)	$7,200,000

In addition to portfolio financing-related swap positions, in 2010 the Company entered into three forward-starting, three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million and average fixed rates of 4.09% with 20-year payment terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings which begin between October 2015 and September 2016.  These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate associated with the floating-rate terms of these long-term borrowings (see NOTE 8).

Index
Interest rate swap agreements are measured at fair value on a recurring basis primarily using Level Two Inputs in accordance with “Fair Value Measurements and Disclosures” (“ASC 820”).  In determining fair value estimates for these Derivatives, Capstead utilizes the standard methodology of netting the discounted future fixed cash payments and the discounted future variable cash receipts which are based on expected future interest rates derived from observable market interest rate curves.  The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining the fair value of these Derivatives.  In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation of these agreements.  The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	March 31,	December 31,
	Location	2014	2013
Balance sheet-related
Swap agreements in a gain position (an asset) related to:
Borrowings under repurchase arrangements	(a)	$1,207	$1,094
Unsecured borrowings	(a)	–	3,911
Swap agreements in a loss position (a liability) related to:
Borrowings under repurchase arrangements	(a)	(11,927)	(11,304)
Unsecured borrowings	(a)	(3,512)	–
Related net interest payable	(b)	(7,647)	(5,493)
		$(21,879)	$(11,792)

(a)	The fair value of Derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheet separately from the fair value of Derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses at March 31, 2014 scheduled to be recognized in the Statement of Income over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates totaled $17.6 million.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheet.

	Location of
	Gain or (Loss)
	Recognized in	Quarter Ended March 31
	Net Income	2014	2013
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions		$(4,722)	$(5,434)
Amount of gain (loss) recognized (ineffective portion)		(58)	120
Increase in interest expense and decrease in Net income as a result of the use of Derivatives	*	$(4,780)	$(5,314)
Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income (effective portion)		$(12,656)	$2,479

*	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the Statement of Income.

Index
Capstead’s swap agreements and borrowings under repurchase arrangements are subject to master netting arrangements in the event of default on, or termination of, any one contract.  See NOTE 6 for more information on the Company’s use of repurchase arrangements.  The following tables provide disclosures concerning offsetting of financial liabilities and Derivatives as of the indicated dates (in thousands):

	Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (a)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets	Sheet	Sheet	Instruments	Received	Amount
As of March 31, 2014:
Counterparty 2	$249	–	$249	$(249)	$––	$–
Counterparty 4	958	–	958	(958)	–	–
	$1,207	$–	$1,207	$(1,207)	$–	$–
As of December 31, 2013:
Counterparty 1	$3,911	$–	$3,911	$(3,911)	$–	$–
Counterparty 2	634	–	634	(634)	–	–
Counterparty 4	460	–	460	(460)	–	–
	$5,005	$–	$5,005	$(5,005)	$–	$–

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities (b)	Sheet	Sheet (a)	Instruments	Pledged	Amount
As of March 31, 2014:
Derivatives by counterparty:
Counterparty 1	$10,550	$–	$10,550	$–	$(10,550)	$–
Counterparty 2	6,854	–	6,854	(249)	(6,550)	55
Counterparty 3	1,115	–	1,115	–	(1,115)	–
Counterparty 4	4,567	–	4,567	(958)	(3,609)	–
	23,086	–	23,086	(1,207)	(21,824)	55
Repurchase arrangements
and similar borrowings	12,593,613	–	12,593,613	(12,593,613)	–	–
	$12,616,699	$–	$12,616,699	$(12,594,820)	$(21,824)	$55
As of December 31, 2013:
Derivatives by counterparty:
Counterparty 1	$6,002	$–	$6,002	$(3,911)	$(2,091)	$–
Counterparty 2	6,352	–	6,352	(634)	(5,718)	–
Counterparty 3	1,581	–	1,581	–	(1,581)	–
Counterparty 4	2,862	–	2,862	(460)	(2,402)	–
	16,797	–	16,797	(5,005)	(11,792)	–
Repurchase arrangements
and similar borrowings	12,487,604	–	12,487,604	(12,487,604)	–	–
	$12,504,401	$–	$12,504,401	$(12,492,609)	$(11,792)	$–

(a)	Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

(b)	Amounts include accrued interest of $7.6 million and $5.5 million on interest rate swap agreements and $3.4 million and $4.7 million on repurchase arrangements and similar borrowings, included in “Accounts payable and accrued expenses” on the face of the Balance Sheets as of March 31, 2014 and December 31, 2013, respectively.

(c)	Amounts presented are limited to recognized assets and collateral pledged associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

Index
Changes in Accumulated other comprehensive income by component for the quarter ended March 31, 2014 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2013	$(6,305)	$225,448	$219,143
Activity for the quarter ended March 31, 2014:
Other comprehensive income (loss) before reclassifications	(12,656)	16,693	4,037
Amounts reclassified from accumulated other comprehensive income	4,722	–	4,722
Other comprehensive income (loss)	(7,934)	16,693	8,759
Balance at March 31, 2014	$(14,239)	$242,141	$227,902

NOTE 8 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes originally issued in 2005 and 2006 to three special-purpose statutory trusts formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of so-called trust preferred securities with unrelated third party investors.  In December 2013 these trusts were dissolved after the subordinated notes were distributed to the holders of the trusts’ common and preferred securities.  Included in Receivables and other assets are $2.2 million in remaining issue costs at March 31, 2014 associated with the original issuance of these notes.  Note balances and related weighted average interest rates as of March 31, 2014 and December 31, 2013 (calculated including issue cost amortization) were as follows (dollars in thousands):

	Borrowings Outstanding	Average Rate *
Junior subordinated notes:
Capstead Mortgage Trust I	$35,000	8.31%
Capstead Mortgage Trust II	40,000	8.46
Capstead Mortgage Trust III	25,000	8.78
	$100,000	8.49

*	The indicated weighted average rates have been in effect since issuance. After considering cash flow hedges that coincide with the floating rate terms of these borrowings that begin in October and December 2015 for the notes associated with Capstead Mortgage Trusts I and II and September 2016 for the notes associated with Capstead Mortgage Trust III, the effective borrowing rate during the final 20 years of these borrowings will average 7.56%, subject to certain adjustments for the effects of measured hedge ineffectiveness, if any.

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

Index
NOTE 9 — ISSUANCE OF 7.50% SERIES E PERPETUAL PREFERRED SHARES AND REDEMPTION OF SERIES A AND B PERPETUAL PREFERRED SHARES

In May 2013 Capstead completed a public offering of 6.8 million shares ($170.0 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share.  The Series E preferred shares are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends, on or after May 13, 2018.  Proceeds of the offering after underwriting fees and other costs totaled $164.3 million and together with $42.7 million of cash on hand were used to fund the June 2013 redemption of the Company’s Series A and B perpetual preferred shares.

In late 2013 the Company began issuing additional Series E preferred shares through an at-the-market continuous offering program.  During the quarter ended March 31, 2014, the Company issued 56,000 Series E preferred shares at an average price of $23.83, net of expenses, for net proceeds of $1.3 million. Subsequent to quarter-end through May 9, 2014 the Company issued 92,000 Series E preferred shares at an average price of $23.96 net of expenses, for net proceeds of $2.2 million.  Modest additional amounts of Series E preferred capital may be raised in the future under this program subject to market conditions, compliance with federal securities laws and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

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

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$6,470	$6,600	$6,898	$7,000
Interest rate swap agreements	1,207	1,207	5,005	5,005
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	557,320	557,500	36,299	36,300
Unsecured borrowings	100,000	100,800	100,000	101,000
Interest rate swap agreements	15,439	15,439	11,304	11,304

Index
Fair value and related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
March 31, 2014
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$11,073,810	$234,823	$7,730	$11,300,903
Ginnie Mae	2,202,515	19,486	4,438	2,217,563
Residential mortgage securities classified as held-to-maturity	4,275	203	–	4,478
December 31, 2013
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	11,019,116	224,456	12,468	11,231,104
Ginnie Mae	2,220,035	18,384	4,924	2,233,495
Residential mortgage securities classified as held-to-maturity	4,376	211	–	4,587

	March 31, 2014		December 31, 2013
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$40,113	$404	$39,030	$380
Less than one year	2,085,181	11,764	2,857,724	17,012
	$2,125,294	$12,168	$2,896,754	$17,392

Capstead’s investment strategy involves managing a leveraged portfolio of seasoned, short-duration ARM Agency Securities and management expects these securities will be held until payoff absent a major shift in strategy or a severe contraction in the Company’s ability to obtain financing to support its portfolio.  Declines in fair value caused by increases in interest rates are typically modest for investments in short-duration ARM Agency Securities compared to investments in longer-duration ARM or fixed-rate assets.  These declines are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment.

From a credit risk perspective, federal government support for the GSEs helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments are considered other-than-temporarily impaired at March 31, 2014.

NOTE 11 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) administers all compensation programs for employees including salaries, annual and long-term incentive compensation, including equity-based awards, as well as other benefit programs.

Index
Annual Incentive Compensation Programs

To provide employees with appropriate performance-based annual incentive compensation opportunities, each year the Committee approves an incentive formula for the award of annual incentive compensation that is directly linked with the performance of the Company.  The formula used through June 2013 and in prior years accomplished this by establishing an incentive pool equal to a percentage participation in Capstead’s earnings in excess of a pre-established performance threshold, subject to a maximum amount, or cap.  The Committee determined (i) the amount actually awarded, (ii) its allocation among executives and with other employees and (iii) the form of payment (e.g., cash or equity awards).  The Committee terminated this absolute return program effective June 30, 2013 and adopted a new annual incentive compensation program for key executives referred to as the “2013 Program.”  In connection with terminating the old program, incentive pool amounts totaling $474,000 were distributed subsequent to year-end to all employees.

The 2013 Program determined levels of annual cash incentive compensation based on relative performance metrics measured against the Company’s peers in the mortgage REIT industry and the attainment of individual goals and objectives for participating executives.  The relative performance metrics used were relative economic return (change in book value plus dividends) and relative operating efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), calculated for the full year and prorated for the six month period during which the program was effective in 2013.  The 2013 Program defined maximum payout percentages based on a multiple of salary for each program metric thereby limiting the amount payable to each participating executive.  Actual amounts awarded to participating executives in March 2014 pursuant to the 2013 Program totaled $1.9 million and were based on separate calculations for each performance metric as well as the Committee’s evaluation of the participating executives’ attainment of individual goals and objectives.  In addition, $175,000 in annual incentive compensation was awarded to employees not participating in the 2013 Program.

For 2014 the Committee revised the newly-developed annual incentive program to include an absolute economic return performance metric which measures performance against established return levels.  Included in Accounts payable and accrued expenses at March 31, 2014 are 2014 annual incentive compensation-related accruals for all employees totaling $492,000.  Actual amounts expensed during the first quarter of 2014 were lower as a result of a $175,000 over accrual at December 31, 2013 associated with final settlement of the 2013 annual incentive awards.

Since 2008 the Committee has utilized an additional performance-based cash annual incentive compensation program for key executives that provides for payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalent Rights” or “DERs”).  DERs are not attached to any stock or option awards and only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  DERs outstanding at March 31, 2014 totaled 654,000 and included in Accounts payable and accrued expenses are first quarter 2014 DER distribution amounts totaling $222,000.  Recognized in Annual incentive compensation are $222,000 and $203,000, respectively, related to the DER program for the quarters ended March 31, 2014 and 2013.  All grants expire July 1, 2015.

Long-term Equity-based Incentive Awards

Capstead sponsors equity-based award plans to provide for the issuance of stock awards, restricted stock unit awards, option awards and other long-term equity-based incentive awards to directors and employees.  As of March 31, 2014, the Company has issued awards reserving for potential future issuance nearly all available shares under its existing plans.  A new plan is being submitted for stockholder approval at this year’s annual meeting of stockholders scheduled for May 28, 2014 to allow for the granting of future long-term equity-based incentive awards.

Index
In December 2013 the Committee adopted a new long-term incentive program, and granted key executives a total of 242,505 performance-based restricted stock units which are convertible into common shares following a three-year performance period ending December 31, 2016 depending upon whether, and to what extent, defined performance levels established for certain relative and absolute return performance metrics are met or exceeded.  The relative return metrics measure the Company’s performance against its peers in the mortgage REIT industry on the basis of relative economic return and relative total stockholder return (change in stock price plus reinvested dividends).  The absolute economic return metric measures performance against established return levels.  For conversion purposes, each performance metric is assigned a weighting and the Company’s performance relative to each metric is calculated separately.  The actual number of common shares, if any, the units can convert into for each of the metrics can range from one-half of a common share per unit if that metric’s minimum threshold of performance is met, to two common shares per unit if the related maximum performance threshold is met or exceeded, adjusted for the weighting assigned to the metric.  If a metric’s minimum performance threshold is not met, no shares are issuable under that metric.  Dividends accrue from the date of grant and will be paid in cash when the units convert into common shares based on the number of common shares ultimately issued, if any.

Under a prior absolute return performance-based stock award program, the Committee granted stock awards from 2008 through 2012 to all employees with staggered three-year vesting periods subject to Capstead generating annualized returns on investment capital, (defined for this purpose as Unsecured borrowings and Stockholders’ equity, less accumulated OCI and subject to certain other adjustments), equal to the greater of 8.0% or the average 10-year U.S. Treasury rate plus 200 basis points.  If the required returns are not generated during a three-year measurement period, vesting will be deferred and a new three-year measurement period will be established to include the subsequent year, up to and including the seventh calendar year after the year of grant.  Any remaining unvested awards issued under this program will expire if the required returns are not generated for the final three-year measurement period.  Information pertaining to absolute return performance-based stock awards issued to employees pursuant to this program is as follows:

				Final		Remaining Shares with
	Grant Date	Total		Measurement		Initial Measurement Periods
Year of	Fair Value	Original		Period Ends		Ending December 31
Grant	Per Share	Grants	Forfeited	December 31		2014	2015	2016
2008 (a)	$10.18	140,658	5,464	n/	a	–	–	–
2009 (b)	14.33	110,917	4,571	n/	a	–	–	–
2010 (c)	12.44	128,766	5,759	2017		61,499	–	–
2011	12.72	132,490	5,050	2018		63,722	63,718	–
2012	11.67	145,399	5,697	2019		–	69,853	69,849

(a)	The absolute return metrics for the three-year measurement periods ending December 31, 2012 and 2011 were met resulting in the vesting of 67,595 shares associated with the second 50% of this grant in January 2013 and 67,599 shares associated with the first 50% of this grant in February 2012.

(b)	The absolute return metrics for the three-year measurement periods ending December 31, 2013 and 2012 were met resulting in the vesting of 52,915 shares associated with the second 50% of this grant in January 2014 and 53,431 shares associated with the first 50% of this grant in January 2013.

(c)	The absolute return metric for the first three-year measurement period ending December 31, 2013 was met resulting in the vesting of 61,508 shares associated with the first 50% of this grant in January 2014.

Index
Information pertaining to service-based stock awards issued to directors and employees (subject to certain restrictions, principally continuous service), is as follows:

	Grant Date	Total			Remaining Shares
Year of	Fair Value	Original	As of March 31, 2014		Scheduled to Vest During:
Grant	Per Share	Grants	Vested	Forfeited	2014	2017
2007 (a)	$12.93	156,000	143,168	12,832	–	–
2008 (b)	12.87	6,000	6,000	–	–	–
2009 (b)	11.39	6,000	6,000	–	–	–
2010 (b)	11.64	12,000	12,000	–	–	–
2011 (b)	13.23	24,000	24,000	–	–	–
2012 (b)	13.59	29,000	29,000	–	–	–
2013 (b)	13.02	28,000	–	–	28,000	–
2013 (c)	12.34	35,703	–	–	–	35,703

(a)	The remaining 2007 grant shares vested in January 2014.

(b)	Director stock awards have been granted annually upon election or reelection to the board of directors. These awards vest one year after issuance.

(c)	In December 2013 the Committee granted service-based stock awards to employees that were not awarded performance-based restricted stock units. These awards vest on January 2, 2017.

Performance-based and service-based stock award activity for quarter ended March 31, 2014 is summarized below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2013	528,931	12.51
Vestings	(136,587)	13.27
Unvested stock awards outstanding at March 31, 2014	392,344	12.25

During the quarters ended March 31, 2014 and 2013, the Company recognized in Long-term incentive compensation $375,000 and $406,000, respectively, related to amortization of the grant date fair value of employee performance-based and service-based stock awards.  The amounts amortized for these periods assumed that performance metrics, if applicable, would continue to be met for related initial measurement periods.  In addition, the Company recognized in Other general and administrative expense $92,000 and $106,000 related to amortization of the grant date fair value of service-based director stock awards during the quarters ended March 31, 2014 and 2013, respectively. Unrecognized compensation expense for unvested stock awards totaled $2.5 million as of March 31, 2014, to be expensed over a weighted average period of 1.5 years (assumes minimal employee and director attrition and, if applicable, absolute return performance metrics being met for related initial measurement periods).

During the quarter ended March 31, 2014 the Company recognized in Long-term incentive compensation $251,000 related to the performance-based restricted stock units granted in December 2013.  A grant date fair value of $12.45 was assigned to each unit based on estimated outcomes for each nonmarket-based performance metric and a Monte Carlo simulation for the relative total stockholder return performance metric.  Assuming certain targeted performance levels are achieved and there are no forfeitures, $3.0 million can be expected to be expensed over the related three-year performance period.  However, the value associated with the nonmarket-based performance metrics is subject to change over the units’ performance period.  Actual expense assuming no forfeitures will range from a minimum of $625,000 (the grant date fair value of the total stockholder return performance metric and assuming no shares are ultimately issued under the terms of these grants because the Company’s performance for all performance metrics was less than the related minimum threshold performance levels) to approximately $5.4 million assuming maximum performance levels are met or exceeded for all performance metrics resulting in the issuance of 485,010 common shares.

Index
All service-based stock awards receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Performance-based restricted stock units and stock awards granted since 2010 defer the payment of dividends accruing between the grant dates and the end of related performance periods.  If the restricted stock units do not convert into any common shares or a stock award does not vest, the related accrued dividends will be forfeited.  Included in Common stock dividend payable at March 31, 2014 are estimated dividends payable pertaining to these awards totaling $1.2 million.

Option awards currently outstanding have ten-year contractual terms from the grant date and were issued with strike prices equal to the quoted market prices of the Company’s common shares on the date of grant.  The fair value of option awards was estimated on the date of grant using a Black-Scholes option pricing model.  The Company estimated option exercises, expected holding periods and forfeitures based on past experience and expectations for option performance and employee or director attrition.  Risk-free rates were based on market rates for the expected life of the options.  Expected dividends were based on historical experience and expectations for future performance.  Expected volatility factors were based on historical experience.  No option awards have been granted since 2010 and no option award activity occurred during the quarter ended March 31, 2014.  Exercisable option awards outstanding at March 31, 2014 totaled 77,500 shares with a weighted average remaining contractual term of 3.4 years, an average exercise price of $11.75 and an aggregate intrinsic value of $92,000.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its executives.  In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s salary and short-term incentive compensation and makes discretionary contributions of up to another 3% of such compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements.  During the quarters ended March 31, 2014 and 2013, the Company recognized in Salaries and benefits $64,000 and $63,000 related to contributions to these plans, respectively.

Index
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

Capstead operates as a self-managed REIT and earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of short-duration ARM Agency Securities, which are considered to have limited, if any, credit risk and reset to more current interest rates within a relatively short period of time.  This strategy of investing in ARM Agency Securities positions the Company to (a) benefit from potential recoveries in financing spreads that typically contract during periods of rising interest rates and (b) experience smaller fluctuations in portfolio values compared to portfolios containing a significant amount of longer-duration ARM or fixed-rate mortgage securities.  Duration is a common measure of market price sensitivity to interest rate movements and a shorter duration generally indicates less interest rate risk.

Capstead finances its portfolio of ARM Agency Securities with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital, which as of March 31, 2014 totaled $1.48 billion and consisted of $1.21 billion of common and $167 million of perpetual preferred stockholders’ equity (recorded amount) and $100 million of unsecured borrowings that mature in 2035 and 2036.  Long-term investment capital increased by $13 million during the quarter ended March 31, 2014 primarily as a result of higher portfolio pricing levels ($17 million), earnings in excess of dividend payments ($3 million) and Series E preferred capital raised using an at-the-market continuous offering program ($1 million), partially offset by lower pricing levels for interest rate swap agreements held for hedging purposes ($8 million).

The recorded value of Capstead’s holdings of ARM Agency Securities increased by $53 million during the quarter to $13.53 billion at March 31, 2014, with portfolio acquisitions exceeding portfolio runoff by $34 million (principal amount) and the remainder primarily attributable to a 13.5 basis point increase in overall portfolio pricing levels.  Borrowings under repurchase arrangements increased by $107 million during the quarter to $12.59 billion.  Portfolio leverage (borrowings under repurchase arrangements divided by long-term investment capital) was unchanged from year-end at 8.52 to one at March 31, 2014.  Management believes borrowing at current levels represents an appropriate and prudent use of leverage under current market conditions for a portfolio of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $38 million or $0.37 per diluted common share for the first quarter of 2014 compared to $37 million or $0.35 per diluted common share for the fourth quarter of 2013 and $35 million or $0.31 per diluted common share for the first quarter of 2013.

Financing spreads on residential mortgage investments averaged 1.30% for the first quarter of 2014, compared to 1.25% for the fourth quarter of 2013 and 1.15% for the first quarter of 2013.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of borrowing rates on repurchase arrangements and similar borrowings, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings. See page 28 for a reconciliation of these GAAP and non-GAAP financial measures.  Higher financing spreads reflect lower investment premium amortization as a result of lower mortgage prepayment rates offset by the effects of a lower average portfolio outstanding and lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions.  Average borrowing rates were unchanged from the fourth quarter of 2013 while considerably lower than in the first quarter of 2013.

Index
Operating costs (salaries and benefits, incentive compensation and other general and administrative expense) as a percentage of long-term investment capital averaged 0.96% for the first quarter of 2014, compared to 1.07% for the fourth quarter of 2013 and 0.77% during the first quarter of 2013.

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

Book Value per Common Share

Nearly all of Capstead’s residential mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share (total stockholders’ equity, less aggregate liquidation preferences for preferred shares, divided by common shares outstanding).  The fair value of these investments is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels, among other factors.  The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels.  Because of these characteristics, the fair value of Capstead’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to portfolios containing a significant amount of non-agency and/or fixed-rate mortgage securities.  The following table illustrates the progression of the Company’s book value per common share for the quarter ended March 31, 2014:

Book value per common share, beginning of quarter		$12.47
Earnings in excess of dividend distributions		0.03	0.3%
Change in unrealized gains and losses on mortgage securities classified as available-for-sale	$0.17
Change in unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Borrowings under repurchase arrangements	(0.01)
Unsecured borrowings	(0.07)
		0.09	0.7%
Book value per common share, end of quarter		$12.59

Increase in book value per common share during the quarter		$0.12	1.0%

Issuance of 7.50% Series E Perpetual Preferred Shares

In May 2013 Capstead completed a public offering of 6.8 million shares ($170 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, using the $164 million in proceeds, net of underwriter fees and other costs, together with $43 million of cash on hand to fund the June 2013 redemption of the Company’s Series A and B perpetual preferred shares.  The Series E preferred shares are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends, on or after May 13, 2018.

Index
In late 2013 the Company began issuing additional Series E preferred shares through an at-the-market continuous offering program.  During the quarter ended March 31, 2014, the Company issued 56,000 Series E preferred shares at an average price of $23.83, net of expenses, and has continued issuing Series E preferred shares subsequent to quarter-end.  Modest additional amounts of Series E preferred capital may be raised in the future under this program subject to market conditions, compliance with federal securities laws  and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

Residential Mortgage Investments

Capstead’s investment strategy focuses on managing a large portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities.  Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by the GSEs, which are federally chartered corporations, or Ginnie Mae, which is an agency of the federal government.  Federal government support for the GSEs has largely alleviated market concerns regarding the ability of the GSEs to fulfill their guarantee obligations.  By focusing on investing in seasoned, short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration ARM or fixed-rate assets.  These declines are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment.  This investment strategy positions the Company to benefit from potential recoveries in financing spreads that typically contract during periods of rising interest rates.  The following table illustrates the progression of the Company’s portfolio of residential mortgage investments for the quarter ended March 31, 2014 (dollars in thousands):

Residential mortgage investments, beginning of quarter	$13,475,874
Increase in net unrealized gains on securities classified as available-for-sale	16,693
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.45%	644,356
Investment premiums on acquisitions*	24,647
Portfolio runoff (principal amount)	(610,071)
Investment premium amortization	(22,288)
Residential mortgage investments, end of quarter	$13,529,211

Average residential mortgage investments outstanding during the quarter ended March 31, 2014	$13,493,742

*	Residential mortgage investments typically are acquired at a premium to the securities’ unpaid principal balances. Investment premiums are recognized in earnings as portfolio yield adjustments using the interest method over the estimated lives of the related investments. As such, the level of mortgage prepayments impacts how quickly investment premiums are amortized.

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

Index
Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  After consideration of any applicable initial fixed-rate periods, at March 31, 2014 approximately 84%, 10% and 6% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively.  Approximately 84% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at March 31, 2014 approximately 15% of the Company’s ARM securities were backed by interest-only loans that have not reached an initial coupon reset date.  All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.  The Company’s ARM holdings featured the following characteristics at March 31, 2014 (dollars in thousands):

ARM Type (a)	Amortized Cost Basis (b)	Net WAC (c)	Fully Indexed WAC (c)	Average Net Margins (c)	Average Periodic Caps (c)	Average Lifetime Caps (c)	Months To Roll (a)
Current-reset ARMs:
Fannie Mae Agency Securities	$4,657,092	2.33%	2.14%	1.70%	3.32%	10.04%	5.3
Freddie Mac Agency Securities	1,657,935	2.42	2.23	1.82	2.21	10.48	6.1
Ginnie Mae Agency Securities	1,229,990	2.50	1.65	1.51	1.04	8.76	8.0
Residential mortgage loans	4,153	3.45	2.25	2.02	1.50	10.94	4.5
	7,549,170	2.38	2.08	1.70	2.71	9.93	5.9
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,952,741	2.82	2.29	1.73	4.86	7.83	40.5
Freddie Mac Agency Securities	1,806,000	2.90	2.36	1.81	4.59	7.95	40.7
Ginnie Mae Agency Securities	972,525	2.76	1.66	1.51	1.15	7.87	30.5
	5,731,266	2.83	2.20	1.72	4.14	7.87	38.9
	$13,280,436	2.57	2.14	1.71	3.33	9.04	20.0

Gross WAC (rate paid by borrowers) (d)		3.18

(a)	Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities). Once an ARM loan reaches its initial reset date, it will reset at least once a year to a margin over a corresponding interest rate index, subject to periodic and lifetime limits or caps.

(b)	Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses. As of March 31, 2014, the ratio of amortized cost basis to related unpaid principal balance for the Company’s ARM securities was 103.27. This table excludes $2 million in fixed-rate Agency Securities, $2 million in fixed-rate residential mortgage loans and $2 million in private residential mortgage pass-through securities held as collateral for structured financings.

(c)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average net margins represent the weighted average levels over the underlying indexes that the underlying loans can adjust to upon reset, usually subject to initial, periodic and/or lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer have either 200 or 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps or were not subject to a cap. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less related current net WAC, for ARM securities subject only to lifetime caps. At quarter-end, 71% of current-reset ARMs were subject to periodic caps averaging 1.82%; 16% were subject to initial caps averaging 2.89%; 12% were subject to lifetime caps, less related current net WAC, averaging 7.66%; and 1% were not subject to a cap. All longer-to-reset ARM securities at March 31, 2014 were subject to initial caps.

(d)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, which includes servicing and other fees paid by borrowers, as of the indicated balance sheet date.

Index
Capstead generally pledges its residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions.  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as financings by the Company.  The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments.  The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.”  Haircuts on outstanding borrowings averaged 4.6 percent and ranged from 3.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at March 31, 2014, little changed from the prior year.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $656 million of capital at risk with its lending counterparties as of March 31, 2014.

Interest rates charged on repurchase arrangements, referred to as repo borrowing rates, are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.  When the fair value of pledged securities declines due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.  Conversely, if collateral fair values increase, lenders are required to release collateral back to the Company pursuant to Company-issued margin calls.

The Company’s borrowings under repurchase arrangements and similar borrowings at March 31, 2014 consisted of $12.59 billion of primarily 30-day borrowings with 22 counterparties at average rates of 0.32%, before the effects of interest rate swap agreements held as cash flow hedges and 0.48% including the effects of these derivatives.

To help mitigate exposure to higher short-term interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms.  Variable payments received by the Company under these swap agreements offset a significant portion of the interest accruing on a like amount of the Company’s 30- to 90-day borrowings.  As a result, the Company’s effective borrowing rate for these borrowings consists of fixed-rate payments made on the swap agreements adjusted for differences between variable rate payments received on the swap agreements and related actual repo borrowing rates, as well as the effects of measured hedge ineffectiveness.

At March 31, 2014, the Company held portfolio financing-related swap agreements totaling $7.20 billion notional amount with average contract expirations of 17 months.  These swap positions consisted of (a) $5.70 billion notional amount in currently-paying swap agreements requiring the payment of fixed rates of interest averaging 0.50% for average remaining interest-payment terms of 15 months and (b) $1.50 billion notional amount in forward-starting swap agreements that will begin requiring fixed rate interest payments averaging 0.49% for two-year periods that commence on various dates between April 2014 and July 2014, with average contract expirations of 25 months.  During the quarter ended March 31, 2014 Capstead entered into new forward-starting swap agreements with notional amounts totaling $700 million requiring fixed rate interest payments averaging 0.52% for two-year periods that commence on various dates between April 2014 and July 2014.  Also during the current quarter, $200 million notional amount of swaps requiring fixed rate interest payments averaging 0.60% matured, while $1.70 billion notional amount of previously acquired forward-starting swaps requiring fixed rate interest payments averaging 0.51% moved into current-pay status.  After consideration of all portfolio financing-related swap positions entered into as of quarter-end, the Company’s residential mortgage investments and related borrowings had estimated durations at March 31, 2014 of 11½ and 9½ months, respectively, for a net duration gap of approximately two months – see pages 33 and 34 under the caption “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

Index
Components of quarterly financing spreads on residential mortgage investments, a non-GAAP financial measure, and mortgage prepayment rates, expressed as an annualized constant prepayment rate, or “CPR,” were as follows for the indicated periods:

	2014	2013				2012
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Yields on residential mortgage
investments:(a)
Cash yields	2.46%	2.48%	2.50%	2.52%	2.57%	2.60%	2.65%	2.71%
Investment premium amortization	(0.67)	(0.74)	(1.14)	(0.99)	(0.84)	(0.84)	(0.79)	(0.67)
Adjusted yields	1.79	1.74	1.36	1.53	1.73	1.76	1.86	2.04
Related borrowing rates:(b)
Repo borrowing rates	0.34	0.38	0.37	0.39	0.41	0.45	0.41	0.37
Fixed swap rates	0.50	0.52	0.59	0.65	0.71	0.75	0.78	0.80
Adjusted borrowing rates	0.49	0.49	0.49	0.53	0.58	0.63	0.56	0.54
Financing spreads on residential mortgage investments	1.30	1.25	0.87	1.00	1.15	1.13	1.30	1.50
CPR	15.16	17.14	25.49	23.12	20.05	19.99	19.14	16.31

(a)	Cash yields are based on the cash component of interest income. Investment premium amortization is determined using the interest method which incorporates actual and anticipated future mortgage prepayments. Both are expressed as a percentage calculated on an annualized basis on average amortized cost basis for the indicated periods.

(b)	Repo borrowing rates represent average rates on repurchase agreements and similar borrowings, before consideration of related currently-paying interest rate swap agreements.

Fixed swap rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements held for portfolio hedging purposes and exclude differences between LIBOR-based variable-rate payments received on these swaps and repo borrowing rates, as well as the effects of any hedge ineffectiveness.  These differences averaged 18 basis points on average currently-paying swap notional amounts outstanding during the first quarter of 2014.

Adjusted borrowing rates reflect repo borrowing rates, fixed swap rates and the above-mentioned differences. All rates presented are expressed as a percentage calculated on an annualized basis for the indicated periods.

First quarter 2014 cash yields declined by two basis points from fourth quarter 2013 cash yields reflecting lower coupon interest rates on mortgage loans underlying the Company’s holdings of ARM securities resulting from changes in portfolio composition due to acquisitions and portfolio runoff as well as ARM loan coupon resets.  Declines in coupon interest rates because of ARM coupon resets have moderated as an increasing number of these loans approach fully-indexed levels.

Investment premium amortization is primarily driven by changes in mortgage prepayment rates and investment premium levels.  As older, lower-basis securities held by the Company prepay, the cost basis of the portfolio (expressed as a ratio of amortized cost basis to unpaid principal balance) has increased over time largely because of higher prices paid in recent periods for acquisitions.  During the current quarter the increase was limited to one basis point to 103.27 compared to 17 basis points over the course of 2013.  A higher cost basis in the portfolio contributes over time to larger yield adjustments for investment premium amortization.

Mortgage prepayments began moderating the latter part of 2013 as refinancing opportunities began receding after mortgage interest rates rose earlier in the year.  A further decline in mortgage prepayment levels during the first quarter of 2014 to two-year lows resulted in a corresponding decline in the yield adjustment necessary for investment premium amortization.  This decline was in large part due to higher prevailing mortgage interest rates, as well as seasonal factors.  Mortgage prepayment rates will likely be modestly higher during the remainder of 2014 reflecting seasonal factors and an improving housing market.  Repo borrowing rates averaged four basis points lower during the first quarter of 2014 compared to the fourth quarter of 2013 reflecting the current breadth and health of the financing market for Agency Securities.  Adjusted for portfolio financing-related and currently-paying interest rate swap agreements, borrowing rates averaged 0.49% during the first quarter of 2014, unchanged from the fourth quarter of 2013 as the benefits of lower repo borrowing rates were offset by a greater percentage of portfolio-financing related interest rate swap agreements moving into current-pay status.  See NOTE 7 to the consolidated financial statements for further information regarding the Company’s currently-paying and forward-starting swap agreements.

Index
Reconciliation of Financing Spreads on Residential Mortgage Investments to Total Financing Spreads

Financing spreads on residential mortgage investments differs from total financing spreads, an all-inclusive GAAP measure, that is based on all interest-earning assets and all interest-paying liabilities.  The Company believes that presenting financing spreads on residential mortgage investments provides useful information for evaluating portfolio performance.  The following table reconciles this measure for the indicated periods:

	2014	2013				2012
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Financing spreads on residential mortgage investments	1.30%	1.25%	0.87%	1.00%	1.15%	1.13%	1.30%	1.50%
Impact of yields on other interest-earning assets*	(0.04)	(0.03)	(0.02)	(0.05)	(0.05)	(0.07)	(0.05)	(0.06)
Impact of borrowing rates on unsecured borrowings and interest-paying liabilities*	(0.07)	(0.07)	(0.06)	(0.06)	(0.06)	(0.06)	(0.06)	(0.07)
Total financing spreads	1.19	1.15	0.79	0.89	1.04	1.00	1.19	1.37

*	Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of long-term unsecured borrowings (at an average borrowing rate of 8.49%) that the Company considers a component of its long-term investment capital and cash collateral payable to interest rate swap counterparties.

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

Index
Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of March 31, 2014 in comparison with December 31, 2013 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Balances as of March 31, 2014:
Residential mortgage investment portfolio	$13,529,211	$12,590,255	$938,956	$300,912
Cash collateral receivable from swap counterparties, net (c)			21,764	–
Other assets, net of other liabilities			517,869	486,293
			$1,478,589	$787,205	8.52:1
Balances as of December 31, 2013	$13,475,874	$12,482,900	$1,465,783	$770,639	8.52:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.

(b)	Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.

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

At March 31, 2014 portfolio leverage was unchanged from year-end at 8.52 to one while the portfolio, long-term investment capital and potential liquidity increased modestly during this period.  Management believes current portfolio leverage levels represent an appropriate and prudent use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Index
RESULTS OF OPERATIONS

	Quarter Ended March 31
	2014	2013
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments (before investment premium amortization)	$81,733	$86,867
Investment premium amortization	(22,288)	(28,399)
Related interest expense	(15,407)	(18,468)
	44,038	40,000
Other interest income (expense) *	(2,061)	(2,010)
	41,977	37,990
Other revenue (expense):
Salaries and benefits	(1,132)	(1,001)
Annual incentive compensation	(540)	(554)
Long-term incentive compensation	(626)	(406)
Other general and administrative expense	(1,203)	(1,081)
Miscellaneous other revenue (expense)	(85)	(30)
	(3,586)	(3,072)
Net income	$38,391	$34,918
Net income per diluted common share	$0.37	$0.31
Average diluted shares outstanding	95,538	95,450
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.46%	2.57%
Investment premium amortization	(0.67)	(0.84)
Adjusted yields	1.79	1.73
Other interest-earning assets	0.06	0.11
Total average yields	1.75	1.68
Average borrowing rates:
Repurchase arrangements and similar borrowings:
Repo borrowing rates	0.34	0.41
Fixed swap rates	0.50	0.71
Adjusted borrowing rates	0.49	0.58
Unsecured borrowings	8.49	8.49
Total average borrowing rates	0.56	0.64
Total average financing spreads	1.19	1.04
Average financing spreads on residential mortgage investments	1.30	1.15
Average net yield on total interest-earning assets	1.23	1.09
Average CPR	15.16	20.05
Average balance information:
Residential mortgage investments (cost basis)	$13,254	$13,543
Other interest-earning assets	383	428
Repurchase arrangements and similar borrowings	12,466	12,769
Currently-paying swap agreements (notional amounts)	5,686	4,293
Unsecured borrowings (included in long-term investment capital)	100	103
Long-term investment capital (“LTIC”)	1,485	1,605
Portfolio leverage	8.39:1	7.96:1
Operating costs as a percentage of average LTIC	0.96%	0.77%
Return on average LTIC	11.07	9.36
Return on average common equity capital	11.70	9.14

*	Consists principally of interest on unsecured borrowings and is presented net of earnings of related statutory trusts. These affiliates were dissolved in December 2013.

Index
Capstead reported net income of $38 million or $0.37 per diluted common share for the first quarter of 2014 compared to $35 million or $0.31 per diluted common share for the first quarter of 2013.

Financing spreads on residential mortgage investments averaged 1.30% for the first quarter of 2014, compared to 1.15% for the first quarter of 2013.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of repo borrowing rates after adjusting for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings. See page 28 for a reconciliation of these GAAP and non-GAAP financial measures.  Higher financing spreads reflect lower investment premium amortization as a result of a 24% decline in mortgage prepayment rates offset by the effects of a modestly lower average portfolio outstanding and lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions.  Average borrowing rates were considerably lower than in the first quarter of 2013 reflecting the benefits of lower market rates for repo financing and older, higher-rate interest rate swap agreements used for hedging purposes being replaced with lower-rate swap agreements since the beginning of last year.

Yields on residential mortgage securities averaged 1.79% during the quarter ended March 31, 2014, compared to 1.73% for the same period in 2013.  Cash yields averaged 2.46% during the quarter ended March 31, 2014; which was 11 basis points lower than cash yields reported for the same period in 2013.  Investment premium amortization totaled $22 million for the quarter ended March 31, 2014, representing a yield adjustment of 67 basis points, compared to amortization of $28 million or 84 basis points for the same period in 2013.  Of the 17 basis point decrease in investment premium amortization, approximately 19 basis points was attributable to lower levels of portfolio runoff due to lower levels of mortgage prepayments, while the offsetting two basis points was primarily attributable to increases in the cost basis of the portfolio.  See page 27 for further discussion of the effects of the current market environment on mortgage prepayment levels.

After adjusting for interest rate hedging transactions, borrowing rates averaged 0.49% during the quarter ended March 31, 2014, a decrease of nine basis points from the same period in 2013.  Repo borrowing rates  averaged 0.34% during the first quarter of 2014, seven basis points lower than rates reported for the same period in 2013, reflecting increasingly healthy repo financing market conditions, including less competition for borrowings as a result of significant declines in portfolio holdings experienced by the Company’s mortgage REIT peers in 2013.   Rates on $5.69 billion of the Company’s average borrowings during the quarter ended March 31, 2014 were largely fixed through the use of interest rate swap agreements.  The corresponding amount was $4.29 billion for the same period in 2013.  Fixed-rate payment requirements on the Company’s currently-paying swap positions (excluding adjustments for spreads between variable rates on the swap agreements and repo borrowing rates and the effects of measured hedge ineffectiveness) averaged 0.50% for the first quarter of 2014, which was 21 basis points lower than rates reported for the same period in 2013, reflecting the expiration of older, higher-rate swap agreements over the last 15 months which were replaced with lower-rate swap agreements.  Some of the benefits of lower repo borrowing rates and lower fixed-rate payment requirements were offset by a greater percentage of portfolio-financing related interest rate swap agreements moving into current-pay status.

Operating costs (salaries and benefits, incentive compensation and other general and administrative expense) as a percentage of long-term investment capital averaged 0.96% for the first quarter of 2014, which was 19 basis points higher than reported for the same period in 2013.  The increase is attributable to higher costs in addition to the effects of lower average long-term investment capital on the ratio.  See NOTE 11 to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs.

Index
LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” on page 29 illustrates management’s estimate of additional funds potentially available to the Company as of March 31, 2014 and the accompanying discussion provides insight into the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, common share repurchases when considered appropriate, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.  It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Capstead generally pledges its residential mortgage investments as collateral under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions.  As of March 31, 2014, the Company had uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 22 of these counterparties.  Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Borrowings under repurchase arrangements totaled $12.59 billion at March 31, 2014, primarily with original maturities of 30 days.  Borrowings under repurchase arrangements began the year at $12.48 billion and averaged $12.47 billion during the first quarter of 2014.  Average borrowings during the quarter can differ from quarter-end balances for a number of reasons including portfolio growth or contraction as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to higher interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms that are designated as cash flow hedges of a like amount of borrowings under repurchase arrangements.  At March 31, 2014, portfolio financing-related swap agreements totaling $7.20 billion notional amount with average contract expirations of 17 months, consisting of (a) $5.70 billion notional amount in currently-paying swap agreements requiring the payment of fixed rates of interest averaging 0.50% for average remaining interest-payment terms of 15 months and (b) $1.50 billion notional amount in forward-starting swap agreements that will begin requiring fixed rate interest payments averaging 0.49% for two-year periods that commence on various dates between April 2014 and July 2014, with average contract expirations of 25 months. Relative to the floating rate terms of the Company’s $100 million in unsecured borrowings that begin at various dates between October 2015 and September 2016, the Company entered into forward-starting swap agreements to effectively lock in fixed rates of interest averaging 7.56% for the final 20 years of these borrowings that mature in 2035 and 2036.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements to manage interest rate risk.

Index
In late 2012 Capstead implemented a $100 million common share repurchase program and suspended its common share continuous offering program until further notice.  Purchases made pursuant to the common share repurchase program can be made in the open market or through privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and are subject to economic and market conditions, applicable legal requirements and other factors.  Pursuant to this authorization, in late 2012 repurchases totaled 3.0 million common shares at an average cost of $11.80 per share for $35 million.  An additional 638,000 shares were repurchased in early January 2013 at an average cost of $11.43 per share for $7 million, leaving $58 million of the authorization available for future repurchases.  The authorization does not obligate the Company to acquire any particular amount of common shares and the program may be suspended or discontinued at the Company’s discretion without prior notice.  Upon suspension of the repurchase program, issuances of common shares under the continuous offering program or by other means may resume subject to market conditions, compliance with federal securities laws and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

In May 2013 Capstead completed a public offering of 6.8 million shares ($170 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, using the $164 million in proceeds, net of underwriter fees and other costs, together with $43 million of cash on hand to fund the June 2013 redemption of the Company’s Series A and B perpetual preferred shares.  The Series E shares are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends, on or after May 13, 2018.  In late 2013 the Company began issuing additional Series E preferred shares through an at-the-market continuous offering program.  During the quarter ended March 31, 2014, the Company issued 56,000 Series E preferred shares at an average price of $23.83, net of expenses, and has continued issuing Series E preferred shares subsequent to quarter-end.  Modest additional amounts of Series E preferred capital may be raised in the future under this program subject to market conditions, compliance with federal securities laws  and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

Interest Rate Risk

Because Capstead’s residential mortgage investments consist almost entirely of Agency Securities, which are considered to have limited, if any, credit risk, interest rate risk is the primary market risk faced by the Company.  Interest rate risk is highly sensitive to a number of factors, including economic conditions, government fiscal policy, central bank monetary policy and banking regulation.  By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration, fixed-rate assets.  These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment.  This strategy positions the Company to benefit from potential recoveries in financing spreads that typically contract during periods of rising interest rates.

To further mitigate Capstead’s exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting interest rate swap agreements that typically require interest payments for two-year terms in order to lengthen the effective duration of its borrowings to more closely match the duration of its investments.  After consideration of all swap positions entered into as of quarter-end to hedge changes in short-term interest rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had estimated durations at March 31, 2014 of 11½ and 9½ months, respectively, for a net duration gap of approximately two months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivatives at March 31, 2014 and December 31, 2013, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%
Projected 12-month percentage change in net interest margins: *
March 31, 2014	<0.25%	2.72%	(18.0)%	0.8%	(2.0)%
December 31, 2013	<0.25%	3.03%	(15.9)	(1.5)	(6.6)
Projected percentage change in portfolio and related derivative values: *
March 31, 2014	<0.25%	2.72%	0.1%	(0.2)%	(0.4)%
December 31, 2013	<0.25%	3.03%	–	(0.2)	(0.3)

*	Sensitivity of net interest margins as well as portfolio and related derivative values to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month net interest margin change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices, if investments made will behave in the same fashion as assets currently held or if management will choose to replace runoff with such assets.

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

Under the current QE initiative that began in September 2012 (referred to as QE3), the Federal Reserve had been purchasing $45 billion a month in long-term Treasury securities and $40 billion a month in fixed-rate Agency Securities, as well as replacing run off of existing holdings of fixed-rate Agency Securities. In May 2013 the markets began interpreting comments by members of the Federal Reserve’s Federal Open Market Committee to mean that purchases under QE3 would begin to be reduced sometime in 2013.  The Federal Reserve then articulated that the so-called “tapering” of purchases could begin in September 2013.  Citing mixed economic reports and the potential for further fiscal discord in Washington, the Federal Reserve did not begin tapering in September; however in December 2013 it announced that beginning in January 2014 it was reducing purchases of Treasuries and Agency Securities by $5 billion each.  At each successive meeting thus far in 2014 further tapering of $5 billion each was announced such that for May 2014 the Federal Reserve plans on purchasing $25 billion in Treasury Securities and $20 billion in Agency Securities, while continuing to replace portfolio runoff.  The Federal Reserve has indicated that the pace of tapering can be expected to continue, contingent upon its outlook for the labor market and inflation as well as its assessment of the efficacy and costs of such purchases.

In general, QE elevated pricing for Agency Securities resulting in declining yields on new purchases and lower mortgage interest rates, resulting in higher mortgage prepayment rates.  The Company’s net interest margins, and therefore earnings, have been adversely affected over time as its existing portfolio is replaced with higher cost, lower-yielding securities.  See discussion below regarding the negative effects of higher mortgage prepayment levels.

Because of expectations for near-term tapering of QE3, in May and June 2013 the markets experienced an abrupt transition to higher long-term interest rates, which had a substantial negative effect on pricing for longer-duration ARM and fixed-rate Agency Securities in particular, and to a lesser extent, on the Company’s portfolio of seasoned, short-duration  ARM Agency Securities.  This initially had a negative effect on the Company’s liquidity and book value per common share, even as mortgage prepayment rates eventually receded as opportunities for mortgagors to refinance into lower-rate mortgages dissipated.  The actual pace of tapering could result in additional negative effects.  In addition, should the Federal Reserve decide to eventually reduce its holdings of fixed-rate Agency Securities through asset sales, the pricing for all Agency Securities could decline, which could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described below.

Index
Potential changes in the relationship between the federal government and the GSEs could adversely affect Capstead’s liquidity, financial condition and earnings.  Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest on these securities are guaranteed by the GSEs, or by Ginnie Mae, an agency of the federal government.  Only the guarantee by Ginnie Mae is explicitly backed by the full faith and credit of the federal government.  The high actual or perceived credit quality of Agency Securities allows the Company to finance its portfolio using repurchase arrangements with favorable interest rate terms and margin requirements that otherwise would not be available.  As a result of deteriorating housing market conditions that began in 2007, the GSEs incurred substantial losses due to high levels of mortgagor defaults and in 2008 the Federal Housing Finance Agency placed the GSEs into conservatorship, allowing it to operate the GSEs without forcing them to liquidate.  Additionally, the federal government, through the U.S. Treasury and the Federal Reserve, undertook other actions to provide financial support to these entities and the housing market including the acquisition of large holdings of Agency Securities.  These and other steps taken by the federal government were designed to support market stability and mortgage availability at favorable rates in part by providing additional confidence to investors in Agency Securities.

It is anticipated that over the next several years U.S. policy makers will reach a consensus on what the long-term role of the federal government in general, and the GSEs in particular, will have in the housing markets.  In this regard there have been numerous proposals put forth by members of both Houses of Congress, the Treasury Department and regulators regarding GSE reform.  The actual or perceived credit quality of Agency Securities could be adversely affected by market uncertainty over any legislative or regulatory initiatives that impact the relationship between the GSEs and the federal government.  A significantly reduced role by the federal government or other changes in the guarantees provided by Ginnie Mae, the GSEs or their successors could adversely affect the credit profile and pricing of existing holdings and/or future issuances of Agency Securities and whether the Company’s strategy of holding a leveraged portfolio of Agency Securities remains viable, which could adversely affect earnings and book value per common share.

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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

Capstead may change its policies without stockholder approval.  Capstead’s board and management determine all of its policies, including its investment, financing and distribution policies and may amend or revise these policies at any time without a vote of the Company's stockholders.  Policy changes could adversely affect the Company's financial condition, results of operations, the market price of its common and preferred stock or the Company's ability to pay dividends or distribution.

Index
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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:

•	Amortization of investment premiums on residential mortgage investments – Investment premiums on residential mortgage investments are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. The single largest determinant in amortizing investment premiums is actual portfolio runoff (scheduled and unscheduled principal paydowns) for a given accounting period. This is because the investment premium associated with actual runoff is effectively written off (amortized) when the runoff occurs pursuant to the interest method. Amortization is also affected by estimates and judgments related to future levels of mortgage prepayments used in determining additional amortization that may be necessary to achieve the required effective yield over the estimated life of the related investment. Mortgage prepayment expectations can change based on how current and projected changes in interest rates impact the economic attractiveness of mortgage refinance opportunities, if available, and other factors such as lending industry underwriting practices and capacity constraints, regulatory changes, borrower credit profiles and the health of the economy and housing markets. Management estimates mortgage prepayments based these factors and past experiences with specific investments within the portfolio. Should actual prepayment rates differ materially from these estimates, investment premiums would be expensed at a different pace.

•	Fair value and impairment accounting for residential mortgage investments – Nearly all of Capstead’s residential mortgage investments are held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions. Considerable judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity. See NOTE 9 to the consolidated financial statements (included under Item 1 of this report) for discussion of how Capstead values its residential mortgage investments. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs that is determined to be other-than-temporary, the difference between amortized cost and fair value would be recognized in earnings as a component of Other revenue (expense) if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale. Other-than-temporary impairment of a mortgage security due to other factors would be recognized in Accumulated other comprehensive income.

Index
•	Accounting for derivative financial instruments – Capstead uses derivatives for risk management purposes. Derivatives are recorded as assets or liabilities and carried at fair value and consequently, changes in value of these instruments enter into the calculation of book value per common share. Fair values fluctuate with current and projected changes in interest rates and other factors such as the Company’s and its counterparties’ nonperformance risk. Judgment is required to develop estimated fair values.

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

Index
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

ITEM 4.                  CONTROLS AND PROCEDURES

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2014.

Index
PART II. — OTHER INFORMATION

ITEM 6.                  EXHIBITS

Exhibit Number	DESCRIPTION

3.1
Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares (except the 7.50% Series E Cumulative Redeemable Preferred Stock) and all other amendments to such Articles of Incorporation.(1)

3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2004 Flexible Long-Term Incentive Plan.(6)
10.03	Second Amended and Restated Incentive Bonus Plan.(7)
10.04	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.05	Form of nonqualified stock option and stock award agreements for employees with service conditions.(5)
10.06	Form of stock award agreements for employees with performance conditions.(8)
10.07	Form of stock award agreements for employees with performance conditions and deferral of dividends.(9)
10.08	2013 Annual Incentive Plan (short-term).(10)
10.09	2014 Annual Incentive Compensation Program (short-term).(3)
10.10	2014 Long-Term Award Criteria, as corrected.(3)
10.11	Form of Performance Unit Agreement, as corrected.(3)
10.12	Sales Agreement, dated November 12, 2013, by and between the Company and the Sales Manager.(11)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.

Index
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 5, 2011, for the event dated May 4, 2011.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 23, 2013 for the event dated October 21, 2013.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 13, 2013, for the event dated November 12, 2013.

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: May 9, 2014	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: May 9, 2014	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial Officer