Form 10-Q
period 2014-06-30
CAPSTEAD MORTGAGE CORP
filed 2014-08-05
CIK 766701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	95,802,180 as of August 5, 2014

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

INDEX

PART I. — FINANCIAL INFORMATION

Index
ITEM 1.                  FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Residential mortgage investments ($13.44 and $13.12 billion pledged under repurchase arrangements at June 30, 2014 and December 31, 2013, respectively)	$13,711,400	$13,475,874
Cash collateral receivable from interest rate swap counterparties	45,591	25,502
Interest rate swap agreements at fair value	78	5,005
Cash and cash equivalents	500,900	413,356
Receivables and other assets	111,469	96,231
	$14,369,438	$14,015,968
Liabilities
Repurchase arrangements and similar borrowings	$12,786,858	$12,482,900
Interest rate swap agreements at fair value	21,979	11,304
Unsecured borrowings	100,000	100,000
Common stock dividend payable	33,831	30,872
Accounts payable and accrued expenses	25,675	25,109
	12,968,343	12,650,185
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
7.50% Cumulative Redeemable Preferred Stock, Series E, 7,438 and 6,861 shares issued and outstanding ($185,961 and $171,521 aggregate liquidation preference) at June 30, 2014 and December 31, 2013, respectively	179,594	165,756
Common stock - $0.01 par value; 250,000 shares authorized:
95,767 and 95,807 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	958	958
Paid-in capital	1,330,648	1,329,792
Accumulated deficit	(346,885)	(349,866)
Accumulated other comprehensive income	236,780	219,143
	1,401,095	1,365,783
	$14,369,438	$14,015,968

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Interest income:
Residential mortgage investments	$57,092	$51,572	$116,537	$110,040
Other	77	107	138	219
	57,169	51,679	116,675	110,259
Interest expense:
Repurchase arrangements and similar borrowings	(15,542)	(16,749)	(30,949)	(35,217)
Unsecured borrowings	(2,122)	(2,187)	(4,244)	(4,374)
	(17,664)	(18,936)	(35,193)	(39,591)
	39,505	32,743	81,482	70,668
Other revenue (expense):
Salaries and benefits	(985)	(886)	(2,117)	(1,887)
Annual incentive compensation	(397)	(326)	(937)	(880)
Long-term incentive compensation	(624)	(469)	(1,250)	(875)
Other general and administrative expense	(967)	(1,098)	(2,170)	(2,179)
Miscellaneous other revenue (expense)	32	(135)	(53)	(165)
	(2,941)	(2,914)	(6,527)	(5,986)
Income before equity in earnings of unconsolidated affiliates	36,564	29,829	74,955	64,682
Equity in earnings of unconsolidated affiliates	–	65	–	130
Net income	$36,564	$29,894	$74,955	$64,812
Net income available to common stockholders:
Net income	$36,564	$29,894	$74,955	$64,812
Less dividends on preferred shares	(3,449)	(5,867)	(6,687)	(11,137)
Less redemption preference premiums paid	–	(19,924)	–	(19,924)
	$33,115	$4,103	$68,268	$33,751

Net income per common share:
Basic	$0.35	$0.04	$0.72	$0.35
Diluted	0.35	0.04	0.71	0.35

Weighted average common shares outstanding:
Basic	95,399	95,126	95,374	95,073
Diluted	95,626	95,397	95,583	95,359

Cash dividends declared per share:
Common	$0.34	$0.31	$0.68	$0.62
Series A Preferred	–	0.32	–	0.72
Series B Preferred	–	0.25	–	0.57
Series E Preferred	0.47	0.32	0.94	0.32

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net income	$36,564	$29,894	$74,955	$64,812

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	16,492	(68,793)	33,185	(76,498)
Amounts related to cash flow hedges:
Change in net unrealized losses	(12,998)	17,524	(25,654)	20,003
Reclassification adjustment for amounts included in net income	5,384	4,416	10,106	9,850
	8,878	(46,853)	17,637	(46,645)
Comprehensive income (loss)	$45,442	$(16,959)	$92,592	$18,167

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30
	2014	2013
Operating activities:
Net income	$74,955	$64,812
Noncash items:
Amortization of investment premiums	47,429	62,041
Amortization of equity-based awards	1,373	1,078
Other depreciation and amortization	70	86
Change in measureable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	55	(146)
Net change in receivables, other assets, accounts payable and accrued expenses	2,018	(1,162)
Net cash provided by operating activities	125,900	126,709
Investing activities:
Purchases of residential mortgage investments	(1,552,525)	(1,833,514)
Interest receivable acquired with the purchase of residential mortgage investments	(2,449)	(3,137)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	1,288,207	1,735,407
Net cash used in investing activities	(266,767)	(101,244)
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	67,456,237	70,818,365
Principal payments on repurchase arrangements and similar borrowings	(67,152,277)	(70,978,025)
(Increase) decrease in cash collateral receivable from interest rate swap counterparties	(20,089)	33,658
Increase in cash collateral payable to interest rate swap counterparties	–	750
Cash paid to redeem Series A & B preferred shares	–	(207,033)
Common share repurchases	–	(7,292)
Proceeds from issuance of preferred shares	13,838	164,310
Other capital stock transactions	(512)	(522)
Dividends paid	(68,786)	(67,690)
Net cash provided by (used in) financing activities	228,411	(243,479)
Net change in cash and cash equivalents	87,544	(218,014)
Cash and cash equivalents at beginning of period	413,356	425,445
Cash and cash equivalents at end of period	$500,900	$207,431

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

NOTE 1 — BUSINESS

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas.  Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.”  Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac (together, the “GSEs”), or by an agency of the federal government, Ginnie Mae.  Residential mortgage pass-through securities guaranteed by the GSEs or Ginnie Mae are referred to as “Agency Securities” and are considered to have limited, if any, credit risk.

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2014.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.  Certain prior period annual and long-term incentive compensation amounts have been reclassified from Salaries and benefits to separate line items in the Statements of Income to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2014 the Financial Accounting Standards Board issued ASU 2014-11, Transfers and Servicing:  Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (the “ASU”).  The ASU requires repurchase-to-maturity transactions to be accounted for as financings and eliminates existing guidance regarding so-called “linked transactions” between a buyer of securities and a seller that also provides related repurchase financings.  The ASU also introduces new disclosure requirements and is effective for periods beginning after December 15, 2014.  Adoption of the ASU is not expected to have any effect on Capstead’s financial statements.

NOTE 3 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income, after deducting preferred share dividends and adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding, calculated excluding unvested stock awards.

Index
Diluted net income per common share is computed by dividing net income available to common stockholders, after adding dividends on the Company’s Series A and B convertible preferred shares (prior to their redemption in June 2013 and when such shares were dilutive), by the basic weighted average number of common shares and common share equivalents outstanding, giving effect to equity awards and convertible preferred shares when such awards and shares were dilutive.  The Series A and B preferred shares were considered dilutive whenever basic net income per common share exceeded each Series’ dividend divided by the applicable conversion rates.  Shares of the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock first issued in May 2013 are contingently convertible into common shares only upon the occurrence of a change in control and are therefore not considered dilutive securities absent such an occurrence.  Unvested stock awards that are deemed participating securities are included in the calculation of diluted net income per common share, if dilutive, under either the two-class method or the treasury stock method, depending upon which method produces the more dilutive result.  Components of the computation of basic and diluted net income per common share for the indicated periods were as follows (dollars in thousands, except per share amounts):

	Quarter Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Basic net income per common share
Numerator for basic net income per common share:
Net income	$36,564	$29,894	$74,955	$64,812
Redemption premiums paid on Series A and Series B preferred shares*	–	(19,924)	–	(19,924)
Preferred share dividends	(3,449)	(5,867)	(6,687)	(11,137)
Earnings participation of unvested stock awards	(12)	(32)	(36)	(64)
	$33,103	$4,071	$68,232	$33,687
Denominator for basic net income per common share:
Weighted average common shares outstanding	95,767	95,616	95,772	95,588
Average unvested stock awards outstanding	(368)	(490)	(398)	(515)
	95,399	95,126	95,374	95,073
	$0.35	$0.04	$0.72	$0.35
Diluted net income per common share
Numerator for diluted net income per common share:
Net income available to common stockholders	$33,103	$4,071	$68,232	$33,687
Dividends on dilutive convertible preferred shares	–	–	–	44
	$33,103	$4,071	$68,232	$33,731
Denominator for diluted net income per common share:
Basic weighted average common shares outstanding	95,399	95,126	95,374	95,073
Net effect of dilutive equity awards	227	148	209	134
Net effect of dilutive convertible preferred shares	–	123	–	152
	95,626	95,397	95,583	95,359
	$0.35	$0.04	$0.71	$0.35

Potentially dilutive securities excluded from the computation of net income per share because the effect of inclusion was antidilutive were as follows (in thousands):

	Quarter Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Antidilutive convertible preferred shares*	–	16,570	–	16,570
Antidilutive equity awards excludable under the treasury stock method	–	35	20	35

*	The Series A and Series B preferred shares were redeemed in June 2013 – See NOTE 9.

Index
NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
June 30, 2014
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$2,027	$6	$2,033	$2,035	6.63%	6.53%
ARMs	10,591,396	342,696	10,934,092	11,180,017	2.55	1.76
Ginnie Mae ARMs	2,424,441	84,179	2,508,620	2,521,326	2.66	1.43
	13,017,864	426,881	13,444,745	13,703,378	2.57	1.70
Residential mortgage loans:
Fixed-rate	1,943	2	1,945	1,945	6.97	5.09
ARMs	3,959	16	3,975	3,975	3.83	3.15
	5,902	18	5,920	5,920	4.86	3.84
Collateral for structured financings	2,068	34	2,102	2,102	8.10	7.38
	$13,025,834	$426,933	$13,452,767	$13,711,400	2.57	1.71
December 31, 2013
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$2,158	$6	$2,164	$2,167	6.67%	6.47%
ARMs	10,675,620	343,452	11,019,072	11,231,057	2.58	1.76
Ginnie Mae ARMs	2,145,639	74,396	2,220,035	2,233,495	2.64	1.64
	12,823,417	417,854	13,241,271	13,466,719	2.59	1.74
Residential mortgage loans:
Fixed-rate	2,633	3	2,636	2,636	6.99	5.63
ARMs	4,244	18	4,262	4,262	3.81	3.35
	6,877	21	6,898	6,898	5.03	4.20
Collateral for structured financings	2,220	37	2,257	2,257	8.09	7.68
	$12,832,514	$417,912	$13,250,426	$13,475,874	2.59	1.74

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale (see NOTE 10).

(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the quarter then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

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

Index
Fixed-rate investments consist of residential mortgage loans and Agency Securities backed by residential mortgage loans with fixed rates of interest.  Adjustable-rate investments generally are ARM Agency Securities backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period.  After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities typically either (i) adjust annually based on specified margins over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London interbank offered rate (“LIBOR”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM securities have months to roll of less than 18 months while longer-to-reset ARM securities have months to roll of 18 months or greater.  As of June 30, 2014, the average months to roll for the Company’s $7.64 billion (amortized cost basis) in current-reset ARM securities was 6.0 months while the average months-to-roll for the Company’s $5.81 billion (amortized cost basis) in longer-to-reset ARM securities was 39.4 months.

NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

To facilitate the issuance of Unsecured borrowings, in 2006 and 2005 Capstead formed and capitalized three Delaware statutory trusts through the issuance to the Company of the trusts’ common securities totaling $3.1 million (see NOTE 8).  In December 2013 the Company simplified its capital structure by dissolving the trusts and distributing the related junior subordinated notes (originally issued to the trusts by the Company) to the holders of the trusts’ common and preferred securities.  Prior to dissolution, the Company’s equity in the earnings of the trusts consisted solely of the common trust securities’ pro rata share in interest accruing on junior subordinated notes issued to the trusts.

NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS

Capstead pledges its Residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as borrowings.  The Company maintains the beneficial interest in the specific securities pledged during the borrowing’s term of the repurchase arrangement and receives the related principal and interest payments.  The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.”  Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing haircuts and rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase arrangements at the conclusion of existing repurchase arrangements. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements.  These actions are referred to as margin calls.  Conversely, in response to increases in fair value of pledged securities, the Company routinely margin calls its lending counterparties in order to release posted collateral.

Index
Repurchase arrangements and similar borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
June 30, 2014
Borrowings with maturities of 30 days or less:
Agency Securities	$12,598,558	$25,873	$11,983,879	0.30%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	527,413	967	500,877	0.32
Agency Securities (greater than 90 days)	316,845	833	300,000	0.48
Similar borrowings:
Collateral for structured financings*	2,102	–	2,102	8.10
	$13,444,918	$27,673	$12,786,858	0.31
Quarter-end borrowing rates adjusted for effects of related derivative financial instruments (“Derivatives”) held as cash flow hedges (see NOTE 7)				0.48
December 31, 2013
Borrowings with maturities of 30 days or less:
Agency Securities	$12,169,534	$28,195	$11,578,211	0.38%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	951,966	2,068	902,432	0.38
Similar borrowings:
Collateral for structured financings*	2,257	–	2,257	8.09
	$13,123,757	$30,263	$12,482,900	0.38
Quarter-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.49

*
The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral.  Additionally, these financings are subject to redemption by the residual bondholders.

Average borrowings outstanding differed from respective quarter-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	June 30, 2014		December 31, 2013
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives held as cash flow hedges for the indicated quarters	$12,599,929	0.49%	$12,510,701	0.49%

Index
NOTE 7 — USE OF DERIVATIVE FINANCIAL INSTRUMENTS, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

To help mitigate exposure to higher interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms.  These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day borrowings under repurchase arrangements.  This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the related borrowings, leaving the fixed-rate swap payments as the Company’s effective borrowing rate, subject to certain adjustments.  These adjustments include differences between variable rate payments received on the swap agreements and related unhedged borrowing rates as well as the effects of measured hedge ineffectiveness.  Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

During the quarter and six months ended June 30, 2014 Capstead entered into new forward-starting swap agreements with notional amounts totaling $700 million and $1.40 billion, respectively.  These swap agreements require fixed rate interest payments averaging 0.63% and 0.57%, respectively, for two-year periods commencing on various dates between April 2014 and October 2014.  Also during these periods, $400 million and $600 million notional amount of swaps requiring fixed rate interest payments averaging 0.51% and 0.54%, respectively, matured, while $1.10 billion and $2.80 billion notional amount of previously-acquired, forward-starting swaps requiring fixed rate interest payments averaging 0.47% and 0.50%, respectively, moved into current-pay status.  At June 30, 2014, the Company’s portfolio of financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement
Currently-paying contracts:
Third quarter 2014	$200,000	0.51%
Fourth quarter 2014	500,000	0.58
First quarter 2015	1,100,000	0.50
Second quarter 2015	200,000	0.43
Third quarter 2015	400,000	0.47
Fourth quarter 2015	1,200,000	0.45
First quarter 2016	1,700,000	0.51
Second quarter 2016	1,100,000	0.47
(average expiration: 14 months)	6,400,000	0.49
Forward-starting contracts:
Third quarter 2016	700,000	0.56
Fourth quarter 2016	400,000	0.65
(average expiration: 25 months)	1,100,000	0.59
(average expiration: 16 months)	$7,500,000

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

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	June 30,	December 31,
	Location	2014	2013
Balance sheet-related
Swap agreements in a gain position (an asset) related to:
Borrowings under repurchase arrangements	(a)	$78	$1,094
Unsecured borrowings	(a)	–	3,911
Swap agreements in a loss position (a liability) related to:
Borrowings under repurchase arrangements	(a)	(13,978)	(11,304)
Unsecured borrowings	(a)	(8,001)	–
Related net interest payable	(b)	(9,909)	(5,493)
		$(31,810)	$(11,792)

(a)
The fair value of Derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with realized and unrealized losses that are recorded as a liability.  The amount of unrealized losses scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates totaled $19.0 million at June 30, 2014.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in Net Income

		Quarter Ended June 30		Six Months Ended June 30
		2014	2013	2014	2013
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions		$(5,384)	$(4,416)	$(10,106)	$(9,850)
Amount of gain (loss) recognized (ineffective portion)		(110)	(24)	(168)	96
Increase in interest expense and decrease in Net income as a result of the use of Derivatives	*	$(5,494)	$(4,440)	$(10,274)	$(9,754)
Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income (loss) (effective portion)		$(12,998)	$17,524	$(25,654)	$20,003

*	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the Statements of Income.

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

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet (a)		Net Amount

				Financial Instruments	Cash Collateral Received

As of June 30, 2014:
Counterparty 4	$78	$–	$78	$(78)	$–	$–
As of December 31, 2013:
Counterparty 1	$3,911	$–	$3,911	$(3,911)	$–	$–
Counterparty 2	634	–	634	(634)	–	–
Counterparty 4	460	–	460	(460)	–	–
	$5,005	$–	$5,005	$(5,005)	$–	$–

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities (b)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet (a)	Gross Amounts Not Offset in the Balance Sheet (c)		Net Amount

				Financial Instruments	Cash Collateral Pledged

As of June 30, 2014:
Derivatives by counterparty:
Counterparty 1	$14,496	$–	$14,496	$–	$(14,496)	$–
Counterparty 2	7,188	–	7,188	–	(7,050)	138
Counterparty 3	1,296	–	1,296	–	(1,296)	–
Counterparty 4	8,908	–	8,908	(78)	(8,830)	–
	31,888	–	31,888	(78)	(31,672)	138
Repurchase arrangements and similar borrowings	12,789,109	–	12,789,109	(12,789,109)	–	–
	$12,820,997	$–	$12,820,997	$(12,789,187)	$(31,672)	$138
As of December 31, 2013:
Derivatives by counterparty:
Counterparty 1	$6,002	$–	$6,002	$(3,911)	$(2,091)	$–
Counterparty 2	6,352	–	6,352	(634)	(5,718)	–
Counterparty 3	1,581	–	1,581	–	(1,581)	–
Counterparty 4	2,862	–	2,862	(460)	(2,402)	–
	16,797	–	16,797	(5,005)	(11,792)	–
Repurchase arrangements and similar borrowings	12,487,604	–	12,487,604	(12,487,604)	–	–
	$12,504,401	$–	$12,504,401	$(12,492,609)	$(11,792)	$–

(a)	Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

(b)	Amounts include accrued interest of $9.9 million and $5.5 million on interest rate swap agreements and $2.3 million and $4.7 million on repurchase arrangements and similar borrowings, included in “Accounts payable and accrued expenses” on the face of the Balance Sheets as of June 30, 2014 and December 31, 2013, respectively.

(c)	Amounts presented are limited to recognized assets and collateral pledged associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

Index
Changes in Accumulated other comprehensive income by component for the quarter and six months ended June 30, 2014 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at March 31, 2014	$(14,239)	$242,141	$227,902
Activity for the quarter ended June 30, 2014:
Other comprehensive income (loss) before reclassifications	(12,998)	16,492	3,494
Amounts reclassified from accumulated other comprehensive income	5,384	–	5,384
Other comprehensive income (loss)	(7,614)	16,492	8,878
Balance at June 30, 2014	$(21,853)	$258,633	$236,780
Balance at December 31, 2013	$(6,305)	$225,448	$219,143
Activity for the six months ended June 30, 2014:
Other comprehensive income (loss) before reclassifications	(25,654)	33,185	7,531
Amounts reclassified from accumulated other comprehensive income	10,106	–	10,106
Other comprehensive income (loss)	(15,548)	33,185	17,637
Balance at June 30, 2014	$(21,853)	$258,633	$236,780

NOTE 8 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes originally issued in 2005 and 2006 to three special-purpose statutory trusts formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of so-called trust preferred securities with unrelated third party investors.  In December 2013 these trusts were dissolved after the subordinated notes were distributed to the holders of the trusts’ common and preferred securities.  Included in Receivables and other assets are $2.2 million in remaining issue costs at June 30, 2014 associated with the original issuance of these notes.  Note balances and related weighted average interest rates as of June 30, 2014 and December 31, 2013 (calculated including issue cost amortization) were as follows (dollars in thousands):

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

Index
NOTE 9 — CAPITAL TRANSACTIONS

In May 2013 Capstead completed a public offering of 6.8 million shares ($170.0 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share.  The Series E preferred shares are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends, on or after May 13, 2018.  Proceeds of the offering after underwriting fees and other costs totaled $164.3 million and together with $42.7 million of cash on hand were used to fund the June 2013 redemption of the Company’s Series A and B perpetual preferred shares.  The preferred shares that were redeemed had redemption preferences aggregating $207.0 million, a total of $19.9 million in excess of these shares’ recorded amounts on the Company’s balance sheet.  This redemption preference premium is reflected as a $0.21 per common share reduction in net income available to common stockholders on the face of the Company’s Statements of Income for the quarter and six months ended June 30, 2013.

In late 2013 the Company began issuing additional Series E preferred shares through an at-the-market continuous offering program.  During the quarter and six months ended June 30, 2014, the Company issued 522,000 and 578,000 Series E preferred shares at average prices of $23.97 and $23.96, net of expenses, for net proceeds of $12.5 million and $13.8 million, respectively. Subsequent to quarter-end through August 5, 2014 the Company issued another 24,000 Series E preferred shares at an average price of $23.78 net of expenses, for net proceeds of $572,000.

Between November 2012 and January 2013, the Company repurchased 3.6 million common shares at a cost of $42.4 million pursuant to a $100 million common share repurchase program.  In July 2014 this program was suspended indefinitely.

Additional amounts of Series E preferred capital and new common equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

NOTE 10 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

This note provides fair value-related disclosures as of the indicated balance sheet dates for Capstead’s financial assets and liabilities, most of which are influenced by changes in, and market expectations for changes in, interest rates and market liquidity conditions, as well as other factors beyond the control of management.  All fair values were determined using Level 2 Inputs in accordance with ASC 820.

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

Index
Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$5,920	$6,000	$6,898	$7,000
Interest rate swap agreements	78	78	5,005	5,005
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	557,320	557,500	36,299	36,300
Unsecured borrowings	100,000	100,600	100,000	101,000
Interest rate swap agreements	21,979	21,979	11,304	11,304

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
June 30, 2014
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,934,131	$250,607	$4,680	$11,180,058
Ginnie Mae	2,508,620	18,771	6,065	2,521,326
Residential mortgage securities classified as held-to-maturity	4,096	154	–	4,250
December 31, 2013
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	11,019,116	224,456	12,468	11,231,104
Ginnie Mae	2,220,035	18,384	4,924	2,233,495
Residential mortgage securities classified as held-to-maturity	4,376	211	–	4,587

	June 30, 2014		December 31, 2013
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$666,397	$6,537	$39,030	$380
Less than one year	1,020,846	4,208	2,857,724	17,012
	$1,687,243	$10,745	$2,896,754	$17,392

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

From a credit risk perspective, federal government support for the GSEs helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments are considered other-than-temporarily impaired at June 30, 2014.

Index
NOTE 11 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) administers all compensation programs for employees including salaries, annual and long-term incentive compensation, including equity-based awards, as well as other benefit programs.  After reviewing existing programs and practices and soliciting feedback from investors during 2013, the Committee made a number of important changes that became effective in 2013 and early 2014.  The most prominent changes involved replacing an absolute return-based but discretionary bonus program with a largely nondiscretionary and formulaic, target-based annual incentive program focusing more on relative return metrics and implementing a new performance-based long-term incentive program.

Annual Incentive Compensation Programs

Through June 30, 2013, the Committee utilized an incentive formula that allowed for participation in Capstead’s earnings in excess of a pre-established performance threshold, subject to a maximum amount, or cap.  Awards made under this program were at the Committee’s discretion as to (i) the amount actually awarded, (ii) its allocation among executives and with other employees and (iii) the form of payment (e.g., cash or equity awards).  This program was replaced with a new annual incentive compensation program for key executives referred to as the “2013 Program.”

The 2013 Program determined levels of annual cash incentive compensation based on relative performance metrics measured against the Company’s peers in the mortgage REIT industry and the attainment of individual goals and objectives for participating executives.  The relative performance metrics used were relative economic return (change in book value plus dividends) and relative operating efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), calculated for the full year and prorated for the six month period during which the program was effective in 2013.  The 2013 Program defined maximum payout percentages based on a multiple of salary for each program metric thereby limiting the amount payable to each participating executive.  The Committee revised this new annual incentive program for 2014 to add an absolute economic return performance metric which measures performance against established return levels.

Included in Accounts payable and accrued expenses at June 30, 2014 are accruals totaling $667,000 for the 2014 incentive compensation program as well as separately determined bonus amounts for officers and employees not participating in this program.  Recognized in Annual incentive compensation are $175,000 and $492,000 related to these programs for the quarter and six months ended June 30, 2014, respectively.

Since 2008 the Committee has utilized an additional performance-based cash annual incentive compensation program for key executives that provides for payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalent Rights” or “DERs”).  DERs are not attached to any stock or option awards and only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  DERs outstanding at June 30, 2014 totaled 654,000.  All grants expire July 1, 2015.  Included in Accounts payable and accrued expenses are second quarter 2014 DERs distribution amounts totaling $222,000 that were paid in April 2014.  Recognized in Annual incentive compensation are $222,000 and $445,000 related to the DERs program for the quarter and six months ended June 30, 2014, respectively.

Index
Long-term Equity-based Incentive Awards

Capstead sponsors equity-based award plans to provide for the issuance of stock awards, restricted stock unit awards, option awards and other long-term equity-based incentive awards to directors and employees.  In May 2014 stockholders approved the Amended and Restated 2014 Flexible Incentive Plan, which provides for the issuance of up to five million common shares pursuant to future equity-based awards as well as other incentive awards that recognize the creation of value for stockholders and promote the Company’s long-term growth and success.

In December 2013 the Committee adopted a new long-term incentive program granting key executives a total of 242,505 performance-based restricted stock units.  These units are convertible into common shares following a three-year performance period ending December 31, 2016 depending upon whether, and to what extent, defined performance levels established for certain relative and absolute return performance metrics are met or exceeded.  The relative return metrics measure the Company’s performance against its peers in the mortgage REIT industry on the basis of relative economic return and relative total stockholder return (change in stock price plus reinvested dividends).  An absolute economic return metric measures performance against established return levels.  For conversion purposes, each performance metric is assigned a weighting and the Company’s performance relative to each metric is calculated separately.  The actual number of common shares, if any, the units can convert into for each of the metrics can range from one-half of a common share per unit if that metric’s minimum threshold of performance is met, to two common shares per unit if the related maximum performance threshold is met or exceeded, adjusted for the weighting assigned to the metric.  If a metric’s minimum performance threshold is not met, no shares are issuable under that metric.  Dividends accrue from the date of grant and will be paid in cash when the units convert into common shares based on the number of common shares ultimately issued, if any.

Under a prior absolute return performance-based stock award program, the Committee granted stock awards from 2008 through 2012 to all employees with staggered three-year vesting periods subject to Capstead generating annualized returns in excess of established return levels.  If the required returns are not generated during a three-year measurement period, vesting will be deferred and a new three-year measurement period will be established to include the subsequent year, up to and including the seventh calendar year after the year of grant.  Any remaining unvested awards issued under this program will expire if the required returns are not generated for the final three-year measurement period.  Information pertaining to absolute return performance-based stock awards issued to employees pursuant to this program is as follows:

Year of Grant	Grant Date Fair Value Per Share	Total Original Grants	Forfeited	Final Measurement Period Ends December 31	Remaining Shares with Initial Measurement Periods Ending December 31

					2014	2015	2016
2008 (a)	$10.18	140,658	5,464	n/a	–	–	–
2009 (b)	14.33	110,917	4,571	n/a	–	–	–
2010 (c)	12.44	128,766	5,759	2017	61,499	–	–
2011	12.72	132,490	5,050	2018	63,722	63,718	–
2012	11.67	145,399	5,697	2019	–	69,853	69,849

(a)	The absolute return metrics for the three-year measurement periods ending December 31, 2012 and 2011 were met resulting in the vesting of 67,595 shares associated with the second 50% of this grant in January 2013 and 67,599 shares associated with the first 50% of this grant in February 2012.

(b)	The absolute return metrics for the three-year measurement periods ending December 31, 2013 and 2012 were met resulting in the vesting of 52,915 shares associated with the second 50% of this grant in January 2014 and 53,431 shares associated with the first 50% of this grant in January 2013.

(c)	The absolute return metric for the first three-year measurement period ending December 31, 2013 was met resulting in the vesting of 61,508 shares associated with the first 50% of this grant in January 2014.

Index
In December 2013 the Committee granted service-based stock awards for 35,703 common shares with a grant date fair value of $12.34 to employees that weren’t awarded performance-based restricted stock units.  These awards vest January 2, 2017.  As a component of the Company’s director compensation program, directors are granted stock awards annually upon election or re-election to the board of directors that vest approximately one year from issuance.  In April 2014, director grants awarded in 2013 for 28,000 shares with a grant date fair value of $13.02 vested.  Subsequent to quarter-end director stock awards for 35,000 shares with a grant date fair value of $13.16 were granted that vest in July 2015.  In January 2014 the remaining 22,164 shares associated with 2007 service-based stock awards issued to all employees vested.

Performance-based and service-based stock award activity for quarter and six months ended June 30, 2014 is summarized below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2013	528,931	$12.51
Vestings	(164,587)	13.23
Unvested stock awards outstanding at June 30, 2014	364,344	12.19

During the quarter and six months ended June 30, 2014, the Company recognized in Long-term incentive compensation $372,000 and $747,000, respectively, related to amortization of the grant date fair value of employee performance-based and service-based stock awards.  The amounts amortized for these periods assumed that performance metrics, if applicable, would continue to be met for related initial measurement periods.  In addition, the Company recognized in Other general and administrative expense $30,000 and $122,000 related to amortization of the grant date fair value of service-based director stock awards during the quarter and six months ended June 30, 2014, respectively. Unrecognized compensation expense for unvested stock awards totaled $2.1 million as of June 30, 2014, to be expensed over a weighted average period of 1.3 years (assumes minimal employee and director attrition and, if applicable, absolute return performance metrics being met for related initial measurement periods).

During the quarter and six months ended June 30, 2014 the Company recognized in Long-term incentive compensation $252,000 and $503,000, respectively, related to the performance-based restricted stock units granted in December 2013.  A grant date fair value of $12.45 was assigned to each unit based on estimated outcomes for each nonmarket-based performance metric and a Monte Carlo simulation for the relative total stockholder return performance metric.  Assuming certain targeted performance levels are achieved and there are no forfeitures, $3.0 million can be expected to be expensed over the related three-year performance period.  However, the value associated with the nonmarket-based performance metrics is subject to change over the units’ performance period.  Actual expense assuming no forfeitures will range from a minimum of $625,000 (the grant date fair value of the total stockholder return performance metric and assuming no shares are ultimately issued under the terms of these grants because the Company’s performance for all performance metrics was less than the related minimum threshold performance levels) to approximately $5.4 million assuming maximum performance levels are met or exceeded for all performance metrics resulting in the issuance of 485,010 common shares.

All service-based stock awards receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  All outstanding performance-based stock awards and restricted stock units defer the payment of dividends accruing between the grant dates and the end of related performance periods.  If performance-based stock awards do not vest or to the extent restricted stock units do not convert into common shares, the related accrued dividends will be forfeited.  Included in Common stock dividend payable at June 30, 2014 is estimated dividends payable pertaining to these awards totaling $1.4 million.

Index
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

Option award activity for the six months ended June 30, 2014 is summarized below:

	Number of	Weighted Average
	Shares	Exercise Price
Option awards outstanding at December 31, 2013	77,500	$11.75
Expirations	(10,000)	14.41
Option awards outstanding at June 30, 2014	67,500	11.35

Exercisable option awards outstanding at June 30, 2014 totaled 67,500 shares with a weighted average remaining contractual term of 3.6 years, an average exercise price of $11.35 and an aggregate intrinsic value of $121,000.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its executives.  In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s base salary and non-DERs program annual incentive compensation payments and makes discretionary contributions of up to another 3% of such compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements that have been met by Capstead’s current employees.  During the quarter and six months ended June 30, 2014, the Company recognized in Salaries and benefits $55,000 and $119,000 related to contributions to these plans, respectively.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

Capstead operates as a self-managed REIT and earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of short-duration ARM Agency Securities, which are considered to have limited, if any, credit risk and reset to more current interest rates within a relatively short period of time.  See NOTE 1 to the consolidated financial statements (included under Item 1 of this report) for certain defined terms used in this discussion and analysis.  Capstead’s strategy of investing in ARM Agency Securities positions the Company to (a) benefit from potential recoveries in financing spreads that typically contract during periods of rising interest rates and (b) experience smaller fluctuations in portfolio values compared to portfolios containing a significant amount of longer-duration ARM or fixed-rate mortgage securities.  Duration is a common measure of market price sensitivity to interest rate movements and a shorter duration generally indicates less interest rate risk.

Capstead finances its portfolio of ARM Agency Securities with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital, which as of June 30, 2014 totaled $1.50 billion and consisted of $1.22 billion of common and $180 million of perpetual preferred stockholders’ equity (recorded amount) and $100 million of unsecured borrowings that mature in 2035 and 2036.  Long-term investment capital increased by $35 million during the six months ended June 30, 2014 primarily as a result of higher portfolio pricing levels, Series E preferred capital raised using an at-the-market continuous offering program, and earnings in excess of dividend distributions, partially offset by lower pricing levels for interest rate swap agreements held for hedging purposes.

Capstead’s holdings of residential mortgage investments increased by $236 million during the six months ended June 30, 2014 to $13.71 billion, with portfolio acquisitions exceeding portfolio runoff by $193 million (principal amount) and the remainder primarily attributable to a quarter basis point increase in overall portfolio pricing levels.  Borrowings under repurchase arrangements increased by $304 million during the six months to $12.79 billion.  Portfolio leverage (borrowings under repurchase arrangements divided by long-term investment capital) was unchanged from year-end at 8.52 to one at June 30, 2014.  Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio of Agency Securities under current market conditions, particularly for a portfolio consisting almost entirely of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $37 million and $75 million or $0.35 and $0.71 per diluted common share for the quarter and six months ended June 30, 2014, respectively, compared to $30 million and $65 million or $0.04 and $0.35 per diluted common share for the same periods in 2013.  Prior period results include certain one-time effects on net income available to common stockholders of second quarter 2013 preferred capital redemption and issuance transactions totaling $0.23 per common share.

Financing spreads on residential mortgage investments averaged 122 and 126 basis points for the quarter and six months ended June 30, 2014, respectively, compared to 100 and 108 basis points during the same periods in 2013.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of borrowing rates on repurchase arrangements and similar borrowings, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings. See page 30 for a reconciliation of these GAAP and non-GAAP financial measures.  Higher financing spreads reflect lower investment premium amortization as a result of lower mortgage prepayment rates offset by the effects of a lower average portfolio outstanding and lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions.  Average borrowing rates have remained stable in 2014 and were lower than rates in effect during the six months ending June 30, 2013 as lower unhedged borrowing rates offset upward pressure on borrowing costs from a greater percentage of interest rate swap agreements held for hedging purposes moving into current-pay status.

Index
Capstead remains a clear leader among its mortgage REIT peers in terms of operating efficiency.  Operating costs (salaries and benefits, incentive compensation and other general and administrative expense) expressed as an annualized percentage of average long-term investment capital averaged 80 and 88 basis points for the quarter and six months ended June 30, 2014, respectively, compared to 89 basis points for all of 2013.

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

Capital Transactions

In May 2013 Capstead completed a public offering of 6.8 million shares ($170 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, using the $164 million in net proceeds together with $43 million of cash on hand to fund the June 2013 redemption of the Company’s Series A and B perpetual preferred shares.  The Series E preferred shares are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends, on or after May 13, 2018.  The preferred shares that were redeemed had preferences aggregating $207 million, a total of approximately $20 million in excess of these shares’ recorded amounts on the Company’s balance sheet.  This redemption preference premium is reflected as a $0.21 per common share reduction in net income available to common stockholders on the face of the Company’s Statements of Income for the quarter and six months ended June 30, 2013.

In late 2013 the Company began issuing additional Series E preferred shares through an at-the-market continuous offering program.  During the quarter and six months ended June 30, 2014, the Company issued 522,000 and 578,000 Series E preferred shares at an average price of $23.97 and $23.96, net of expenses, for net proceeds of approximately $13 million and $14 million, respectively.  The Company has issued a modest amount of additional Series E preferred shares subsequent to quarter-end.

Between November 2012 and January 2013, the Company repurchased 3.6 million common shares at a cost of $42 million pursuant to a $100 million common share repurchase program.  Subsequent to quarter-end this program was suspended indefinitely.

Additional amounts of Series E preferred capital and new common equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

Index
Book Value per Common Share

Nearly all of Capstead’s residential mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share (total stockholders’ equity, less aggregate liquidation preferences for preferred shares, divided by common shares outstanding).  Fair value is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels, among other factors.

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

The following table illustrates the progression of the Capstead’s book value per common share for the quarter and six months ended June 30, 2014:

	Quarter Ended June 30, 2014		Six Months Ended June 30, 2014
Book value per common share, beginning of period	$12.59		$12.47
Change in unrealized gains and losses on mortgage securities classified as available-for-sale	0.17		0.34
Change in unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Borrowings under repurchase arrangements	(0.03)		(0.04)
Unsecured borrowings	(0.05)		(0.12)
	0.09	0.7%	0.18	1.5%
Earnings in excess of dividend distributions together with the effects of other capital transactions	0.01	0.1%	0.04	0.3%
Book value per common share, end of period	$12.69		$12.69

Increase in book value per common share during the indicated periods	$0.10	0.8%	$0.22	1.8%

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

Index
ARM securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period.  After the initial fixed-rate period, if applicable, the coupon interest rates of mortgage loans underlying the Company’s ARM securities typically adjust either:

•	annually based on specified margins over the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”) or the one-year London interbank offered rate (“LIBOR”),

•	semiannually based on specified margins over six-month LIBOR, or

•	monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index.

These coupon interest rate adjustments are usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter and six months ended June 30, 2014 (dollars in thousands):

	Quarter Ended June 30, 2014	Six Months Ended June 30, 2014
Residential mortgage investments, beginning of period	$13,529,211	$13,475,874
Increase in unrealized gains on securities classified as available-for-sale	16,492	33,185
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.46% and 2.45%, respectively	851,717	1,496,073
Investment premiums on acquisitions*	31,805	56,452
Portfolio runoff (principal amount)	(692,684)	(1,302,755)
Investment premium amortization*	(25,141)	(47,429)
Residential mortgage investments, end of period	$13,711,400	$13,711,400

Average residential mortgage investments outstanding during the indicated periods	$13,635,493	$13,565,469

*
Residential mortgage investments typically are acquired at a premium to the securities’ unpaid principal balances.  Investment premiums are recognized in earnings as portfolio yield adjustments using the interest method over the estimated lives of the related investments.  As such, the level of mortgage prepayments impacts how quickly investment premiums are amortized.

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  After consideration of any applicable initial fixed-rate periods, at June 30, 2014 approximately 84%, 10% and 6% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively.  Approximately 81% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at June 30, 2014 approximately 14% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods of up to ten years.  All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

Index
Capstead’s ARM holdings featured the following characteristics at June 30, 2014 (dollars in thousands):

ARM Type (a)	Amortized Cost Basis (b)	Net WAC (c)	Fully Indexed WAC (c)	Average Net Margins (c)	Average Periodic Caps (c)	Average Lifetime Caps (c)	Months To Roll (a)
Current-reset ARMs:
Fannie Mae Agency Securities	$4,609,087	2.31%	2.14%	1.70%	3.34%	9.99%	5.5
Freddie Mac Agency Securities	1,685,248	2.44	2.22	1.82	2.34	10.37	6.5
Ginnie Mae Agency Securities	1,337,980	2.53	1.63	1.51	1.04	8.68	7.2
Residential mortgage loans	3,975	3.46	2.24	2.03	1.51	10.94	4.5
	7,636,290	2.38	2.07	1.70	2.72	9.84	6.0
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,788,901	2.80	2.26	1.71	4.71	7.81	39.9
Freddie Mac Agency Securities	1,850,856	2.88	2.33	1.78	4.24	7.93	41.7
Ginnie Mae Agency Securities	1,170,640	2.80	1.64	1.51	1.12	7.89	34.9
	5,810,397	2.83	2.16	1.69	3.84	7.87	39.4
	$13,446,687	2.57	2.11	1.69	3.20	8.99	20.4

Gross WAC (rate paid by borrowers) (d)	3.18

(a)
Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  Once an ARM loan reaches its initial reset date, it will typically reset at least once a year to a margin over a corresponding interest rate index, subject to periodic and lifetime limits or caps.

(b)
Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  As of June 30, 2014, the ratio of amortized cost basis to related unpaid principal balance for the Company’s ARM securities was 103.28, an increase of 2 basis points from December 31, 2013.  This table excludes $2 million in fixed-rate Agency Securities, $2 million in fixed-rate residential mortgage loans and $2 million in private residential mortgage pass-through securities held as collateral for structured financings.

(c)
Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments.  Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date.  Average net margins represent the weighted average levels over the underlying indexes that the underlying loans can adjust to upon reset, usually subject to initial, periodic and/or lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer have either 200 or 500 basis point initial caps with 200 basis point periodic caps.  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or were not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less related current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 69% of current-reset ARMs were subject to periodic caps averaging 1.82%; 19% were subject to initial caps averaging 2.95%; 11% were subject to lifetime caps, less related current net WAC, averaging 7.68%; and 1% were not subject to a cap.  All longer-to-reset ARM securities at June 30, 2014 were subject to initial caps.

(d)
Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, which includes servicing and other fees paid by borrowers, as of the indicated balance sheet date.

Capstead pledges its residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions.  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as borrowings by the Company.  The Company maintains the beneficial interest in the specific securities pledged during each borrowing’s term and receives the related principal and interest payments.  The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.”  Haircuts on outstanding borrowings averaged 4.6 percent and ranged from 3.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at June 30, 2014, little changed from the prior year.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $683 million of capital at risk with its lending counterparties as of June 30, 2014.

Index
Interest rates charged on repurchase arrangements, referred to as repo borrowing rates, are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing haircuts and rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.  When the fair value of pledged securities declines due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.  Conversely, if collateral fair values increase, lenders are required to release collateral back to the Company pursuant to Company-issued margin calls.

The Company’s borrowings under repurchase arrangements and similar borrowings at June 30, 2014 consisted of $12.79 billion of primarily 30-day borrowings with 25 counterparties at average rates of 0.31%, before the effects of interest rate swap agreements held as cash flow hedges and 0.48% including the effects of these derivatives.

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

At June 30, 2014, the Company held portfolio financing-related swap agreements totaling $7.50 billion notional amount with average contract expirations of 16 months.  These swap positions consisted of (a) $6.40 billion notional amount in currently-paying swap agreements requiring the payment of fixed rates of interest averaging 0.49% for average remaining interest-payment terms of 14 months and (b) $1.10 billion notional amount in forward-starting swap agreements that will begin requiring fixed rate interest payments averaging 0.59% for two-year periods that commence on various dates between July 2014 and October 2014, with average contract expirations of 25 months.  During the quarter and six months ended June 30, 2014 Capstead entered into new forward-starting swap agreements with notional amounts totaling $700 million and $1.40 billion, respectively, requiring fixed rate interest payments averaging 0.63% and 0.57%, respectively, for two-year periods commencing on various dates between April 2014 and October 2014.  Also during the quarter and six months ended June 30, 2014, $400 million and $600 million notional amount of swaps requiring fixed rate interest payments averaging 0.51% and 0.54%, respectively, matured, while $1.10 billion and $2.80 billion notional amount of previously acquired forward-starting swaps requiring fixed rate interest payments averaging 0.47% and 0.50%, respectively, moved into current-pay status.

After consideration of all portfolio financing-related swap positions entered into as of quarter-end, the Company’s residential mortgage investments and related borrowings had estimated durations at June 30, 2014 of 11½ and 9¼ months, respectively, for a net duration gap of approximately 2¼ months – see pages 34 and 35 under the caption “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

Index
Components of quarterly financing spreads on residential mortgage investments, a non-GAAP financial measure, and mortgage prepayment rates, expressed as an annualized constant prepayment rate, or “CPR,” were as follows for the indicated periods:

	2014		2013				2012
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Yields on residential mortgage
investments:(a)
Cash yields	2.46%	2.46%	2.48%	2.50%	2.52%	2.57%	2.60%	2.65%
Investment premium amortization	(0.75)	(0.67)	(0.74)	(1.14)	(0.99)	(0.84)	(0.84)	(0.79)
Adjusted yields	1.71	1.79	1.74	1.36	1.53	1.73	1.76	1.86
Related borrowing rates:(b)
Repo borrowing rates	0.32	0.34	0.38	0.37	0.39	0.41	0.45	0.41
Fixed swap rates	0.49	0.50	0.52	0.59	0.65	0.71	0.75	0.78
Adjusted borrowing rates	0.49	0.49	0.49	0.49	0.53	0.58	0.63	0.56
Financing spreads on residential mortgage investments	1.22	1.30	1.25	0.87	1.00	1.15	1.13	1.30
CPR	17.22	15.16	17.14	25.49	23.12	20.05	19.99	19.14

(a)	Cash yields are based on the cash component of interest income. Investment premium amortization is determined using the interest method which incorporates actual and anticipated future mortgage prepayments. Both are expressed as a percentage calculated on an annualized basis on average amortized cost basis for the indicated periods.

(b)	Repo borrowing rates represent average rates on repurchase agreements and similar borrowings, before consideration of related currently-paying interest rate swap agreements.

Fixed swap rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements held for portfolio hedging purposes and exclude differences between LIBOR-based variable-rate payments received on these swaps and repo borrowing rates, as well as the effects of any hedge ineffectiveness.  These differences averaged 17 and 18 basis points on average currently-paying swap notional amounts outstanding during the second and first quarters of 2014, respectively, and 19 basis points during 2013.

Adjusted borrowing rates reflect repo borrowing rates, fixed swap rates and the above-mentioned differences. All rates presented are expressed as a percentage calculated on an annualized basis for the indicated periods.

Second quarter 2014 cash yields were largely unchanged from first quarter 2014 cash yields.  Declines in coupon interest rates because of ARM coupon resets have moderated as an increasing number of these loans have declined to fully-indexed levels.  Investment premium amortization is primarily driven by changes in mortgage prepayment rates and investment premium levels.  Mortgage prepayments began moderating the latter part of 2013 as refinancing opportunities began receding after mortgage interest rates rose earlier in the year.  A further decline in mortgage prepayment levels during the first quarter of 2014 to two-year lows resulted in a corresponding decline in the yield adjustment necessary for investment premium amortization.  Premium amortization increased in the second quarter with an increase in mortgage prepayment rates of 2.06% CPR to 17.22% CPR.  Mortgage prepayment rates will likely increase further during the third quarter due primarily to the continuation of the summer selling season and a reasonably strong housing market before moderating in the fourth quarter.

As older, lower-basis securities held by the Company prepay, the cost basis of the portfolio (expressed as a ratio of amortized cost basis to unpaid principal balance) has increased over time largely because of higher prices paid in recent periods for acquisitions.  During the six months ended June 30, 2014 the increase was limited to two basis points to 103.28 compared to 17 basis points over the course of 2013.  A higher cost basis in the portfolio contributes over time to larger yield adjustments for investment premium amortization.

Repo borrowing rates averaged two basis points lower during the second quarter of 2014 compared to the first quarter of 2014 reflecting the current breadth and health of the financing market for Agency Securities.  Adjusted for portfolio financing-related and currently-paying interest rate swap agreements, borrowing rates averaged 0.49% during the second quarter of 2014, unchanged from the first quarter of 2014 as the benefits of lower repo borrowing rates were offset by a greater percentage of portfolio-financing related interest rate swap agreements moving into current-pay status.  See NOTE 7 to the consolidated financial statements for further information regarding the Company’s currently-paying and forward-starting swap agreements.

Index
Utilization of Long-term Investment Capital and Potential Liquidity

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

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of June 30, 2014 in comparison with December 31, 2013 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Balances as of June 30, 2014:
Residential mortgage investment portfolio	$13,711,400	$12,786,858	$924,542	$278,078
Cash collateral receivable from swap counterparties, net (c)			23,690	–
Other assets, net of other liabilities			552,863	500,900
			$1,501,095	$778,978	8.52:1
Balances as of December 31, 2013	$13,475,874	$12,482,900	$1,465,783	$770,639	8.52:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.

(b)	Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.

(c)
Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties, if applicable, and the fair value of interest rate swap positions as of the indicated date.

In order to prudently and efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund borrowing and interest rate swap margin calls under stressed market conditions, including margin calls resulting from monthly principal payments (remitted to the Company 20 to 45 days after any given month-end), as well as reasonably possible declines in the market value of pledged assets and swap positions.  Should market conditions deteriorate, management may reduce portfolio leverage and increase liquidity by raising new equity capital, selling mortgage securities and/or curtailing the replacement of portfolio runoff.  Additionally, the Company routinely does business with a large number of lending counterparties, which bolsters financial flexibility to address challenging market conditions and limits exposure to any individual counterparty.

Index
At June 30, 2014 portfolio leverage was unchanged from year-end at 8.52 to one while the portfolio, long-term investment capital and potential liquidity increased modestly.  Management believes current portfolio leverage levels represent an appropriate and prudent use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

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

	2014		2013				2012
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Financing spreads on residential mortgage investments	1.22%	1.30%	1.25%	0.87%	1.00%	1.15%	1.13%	1.30%
Impact of yields on other interest- earning assets*	(0.05)	(0.04)	(0.03)	(0.02)	(0.05)	(0.05)	(0.07)	(0.05)
Impact of borrowing rates on unsecured borrowings and interest-paying liabilities*	(0.07)	(0.07)	(0.07)	(0.06)	(0.06)	(0.06)	(0.06)	(0.06)
Total financing spreads	1.10	1.19	1.15	0.79	0.89	1.04	1.00	1.19

*
Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of $100 million in unsecured borrowings at an average borrowing rate of 8.49% that the Company considers a component of its long-term investment capital and cash collateral payable to interest rate swap counterparties.

Index
RESULTS OF OPERATIONS

	Quarter Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments (before investment premium amortization)	$82,233	$85,214	$163,966	$172,081
Investment premium amortization	(25,141)	(33,642)	(47,429)	(62,041)
Related interest expense	(15,542)	(16,749)	(30,949)	(35,217)
	41,550	34,823	85,588	74,823
Other interest income (expense) *	(2,045)	(2,015)	(4,106)	(4,025)
	39,505	32,808	81,482	70,798
Other revenue (expense):
Salaries and benefits	(985)	(886)	(2,117)	(1,887)
Annual incentive compensation	(397)	(326)	(937)	(880)
Long-term incentive compensation	(624)	(469)	(1,250)	(875)
Other general and administrative expense	(967)	(1,098)	(2,170)	(2,179)
Miscellaneous other revenue (expense)	32	(135)	(53)	(165)
	(2,941)	(2,914)	(6,527)	(5,986)
Net income	$36,564	$29,894	$74,955	$64,812
Net income per diluted common share	$0.35	$0.04	$0.71	$0.35
Average diluted shares outstanding	95,626	95,397	95,583	95,359
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.46%	2.52%	2.46%	2.54%
Investment premium amortization	(0.75)	(0.99)	(0.71)	(0.91)
Adjusted yields	1.71	1.53	1.75	1.63
Other interest-earning assets	0.08	0.10	0.07	0.10
Total average yields	1.66	1.48	1.70	1.58
Average borrowing rates:
Repurchase arrangements and similar borrowings:
Repo borrowing rates	0.32	0.39	0.33	0.40
Fixed swap rates	0.49	0.65	0.50	0.68
Adjusted borrowing rates	0.49	0.53	0.49	0.55
Unsecured borrowings	8.49	8.49	8.49	8.49
Other	–	0.09	–	0.08
Total average borrowing rates	0.56	0.59	0.56	0.62
Total average financing spreads	1.10	0.89	1.14	0.96
Average financing spreads on residential mortgage investments	1.22	1.00	1.26	1.08
Average net yield on total interest-earning assets	1.15	0.94	1.19	1.02
Average CPR	17.22	23.12	16.19	21.58
Average balance information:
Residential mortgage investments (cost basis)	$13,384	$13,506	$13,319	$13,524
Other interest-earning assets	395	416	389	422
Repurchase arrangements and similar borrowings	12,600	12,670	12,533	12,720
Currently-paying swap agreements (notional amounts)	6,403	3,977	6,044	4,135
Unsecured borrowings (included in long-term investment capital)	100	103	100	103
Long-term investment capital (“LTIC”)	1,498	1,638	1,492	1,621
Portfolio leverage	8.41:1	7.74:1	8.40:1	7.85:1
Operating costs as a percentage of average LTIC	0.80%	0.68%	0.88%	0.72%
Return on average LTIC	10.36	7.84	10.71	8.59
Return on average common equity capital	10.82	1.27	11.26	5.21

*	Consists principally of interest on unsecured borrowings and is presented net of earnings of related statutory trusts. These affiliates were dissolved in December 2013.

Index
Capstead reported net income of $37 million and $75 million or $0.35 and $0.71 per diluted common share for the quarter and six months ended June 30, 2014, respectively, compared to $30 million and $65 million or $0.04 and $0.35 per diluted common share for the same periods in 2013.  Results for 2013 include certain one-time effects on net income available to common stockholders of second quarter 2013 preferred capital redemption and issuance transactions totaling $0.23 per common share.

Financing spreads on residential mortgage investments averaged 122 and 126 basis points for the quarter and six months ended June 30, 2014, respectively, compared to 100 and 108 basis points during the same periods in 2013.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of repo borrowing rates after adjusting for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings. See page 30 for a reconciliation of these GAAP and non-GAAP financial measures.  Higher financing spreads reflect lower investment premium amortization as a result of a 26% and 25% decline in mortgage prepayment rates for the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013.  Partially offsetting the benefits of lower yield adjustments from lower investment premium amortization were marginally lower average portfolio outstanding, lower cash yields on the portfolio and lower average borrowing rates.  Lower cash yields reflect the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions.  Average borrowing rates were lower than in the same periods in 2013 reflecting the benefits of lower market rates for repo borrowings and older, higher-rate interest rate swap agreements used for hedging purposes being replaced with lower-rate swap agreements since the beginning of last year.

Yields on residential mortgage securities averaged 1.71% and 1.75% during the quarter and six months ended June 30, 2014, respectively, compared to 1.53% and 1.63% for the same periods in 2013.  Cash yields averaged 2.46% for both the quarter and six months ended June 30, 2014, compared to 2.52% and 2.54% reported for the same periods in 2013.  Investment premium amortization totaled $25 million and $47 million for the quarter and six months ended June 30, 2014, representing yield adjustments of 75 and 71 basis points, respectively, compared to amortization of $34 million and $62 million or 99 and 91 basis points for the same periods in 2013.  Of the 24 and 20 basis point decreases in investment premium amortization for the quarter and six months ended June 30, 2014, respectively, approximately 25 and 21 basis points were attributable to lower levels of portfolio runoff due to lower levels of mortgage prepayments, while the offsetting one basis point for each period was primarily attributable to increases in the cost basis of the portfolio.  See page 28 for further discussion of the effects of the current market environment on mortgage prepayment levels.

After adjusting for interest rate hedging transactions, borrowing rates averaged 0.49% for both the quarter and six months ended June 30, 2014, a decrease of four and six basis points from the same periods in 2013.  Repo borrowing rates averaged 0.32% and 0.33% during the quarter and six months ended June 30, 2014, respectively, seven basis points lower than rates reported for each of the same periods in 2013.  This reflects increasingly healthy repo financing market conditions, including less competition for borrowings as a result of significant declines in mortgage REIT peer portfolio holdings since mid-2013.  Rates on $6.40 billion and $6.04 billion of the Company’s average borrowings during the quarter and six months ended June 30, 2014, respectively, were largely fixed through the use of interest rate swap agreements.  The corresponding amounts were $3.98 billion and $4.14 billion for the same periods in 2013.  Fixed-rate payment requirements on the Company’s currently-paying swap positions (excluding adjustments for spreads between variable rates on the swap agreements and repo borrowing rates and the effects of measured hedge ineffectiveness) averaged 0.49% and 0.50% for the quarter and six months ended June 30, 2014, respectively, which were 16 and 18 basis points lower than rates reported for the same periods in 2013, reflecting the expiration of older, higher-rate swap agreements over the last 18 months which were replaced with lower-rate swap agreements.

Index
Operating costs (salaries and benefits, incentive compensation and other general and administrative expense) as a percentage of long-term investment capital averaged 80 and 88 basis points for the quarter and six months ended June 30, 2014, respectively, compared to 68 and 72 basis points during the same periods in 2013 and 89 basis points for all of 2013.  Capstead remains a clear leader among its mortgage REIT peers in terms of operating efficiency.  See NOTE 11 to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” on page 29 illustrates management’s estimate of additional funds potentially available to the Company as of June 30, 2014 and the accompanying discussion provides insight into the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, common share repurchases when considered appropriate, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.  It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Capstead pledges its residential mortgage investments as collateral under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions.  As of June 30, 2014, the Company had uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 25 of these counterparties.  Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Borrowings under repurchase arrangements totaled $12.79 billion at June 30, 2014, primarily with original maturities of 30 days.  Borrowings under repurchase arrangements began the year at $12.48 billion and averaged $12.60 billion and $12.53 billion during the quarter and six months ended June 30, 2014, respectively.  Average borrowings during a quarter can differ from quarter-end balances for a number of reasons including portfolio growth or contraction as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to higher interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms that are designated as cash flow hedges of a like amount of borrowings under repurchase arrangements.  At June 30, 2014, portfolio financing-related swap agreements totaling $7.50 billion notional amount with average contract expirations of 16 months, consisting of (a) $6.40 billion notional amount in currently-paying swap agreements requiring the payment of fixed rates of interest averaging 0.49% for average remaining interest-payment terms of 14 months and (b) $1.10 billion notional amount in forward-starting swap agreements that will begin requiring fixed rate interest payments averaging 0.59% for two-year periods that commence on various dates between July 2014 and October 2014, with average contract expirations of 25 months. Relative to the floating rate terms of the Company’s $100 million in unsecured borrowings that begin at various dates between October 2015 and September 2016, the Company entered into forward-starting swap agreements to effectively lock in fixed rates of interest averaging 7.56% for the final 20 years of these borrowings that mature in 2035 and 2036.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements to manage interest rate risk.

Index
In May 2013 Capstead completed a public offering of 6.8 million shares ($170 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, using the $164 million in net proceeds together with $43 million of cash on hand to fund the June 2013 redemption of the Company’s Series A and B perpetual preferred shares.  The Series E shares are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends, on or after May 13, 2018.  In late 2013 the Company began issuing additional Series E preferred shares through an at-the-market continuous offering program.  During the quarter and six months ended June 30, 2014, the Company issued 522,000 and 578,000 Series E preferred shares at an average price of $23.97 and $23.96, net of expenses, and has continued issuing Series E preferred shares subsequent to quarter-end.

Between November 2012 and January 2013, the Company repurchased 3.6 million common shares at a cost of $42 million pursuant to a $100 million common share repurchase program.  Subsequent to quarter-end this program was suspended indefinitely.

Additional amounts of Series E preferred capital and new common equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

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

To further mitigate Capstead’s exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting interest rate swap agreements that typically require interest payments for two-year terms in order to lengthen the effective duration of its borrowings to more closely match the duration of its investments.  After consideration of all swap positions entered into as of quarter-end to hedge changes in short-term interest rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had estimated durations at June 30, 2014 of 11½ and 9¼  months, respectively, for a net duration gap of approximately 2¼ months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivatives at June 30, 2014 and December 31, 2013, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%
Projected 12-month percentage change in net interest margins: *
June 30, 2014	<0.25%	2.53%	(18.6)%	0.8%	(2.3)%
December 31, 2013	<0.25%	3.03%	(15.9)	(1.5)	(6.6)
Projected percentage change in portfolio and related derivative values: *
June 30, 2014	<0.25%	2.53%	0.1%	(0.2)%	(0.4)%
December 31, 2013	<0.25%	3.03%	–	(0.2)	(0.3)

*	Sensitivity of net interest margins as well as portfolio and related derivative values to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month net interest margin change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices, if investments made will behave in the same fashion as assets currently held or if management will choose to replace runoff with such assets.

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

Under the current QE initiative that began in September 2012 (referred to as QE3), the Federal Reserve had been purchasing $45 billion a month in long-term Treasury securities and $40 billion a month in fixed-rate Agency Securities, as well as replacing run off of existing holdings of fixed-rate Agency Securities.  In December 2013 the Federal Reserve announced that beginning in January 2014 it was reducing purchases of Treasuries and Agency Securities by $5 billion each.  At each successive meeting thus far in 2014 further so-called “tapering” of $5 billion each was implemented.  Recently the Federal Reserve articulated that if the economy progresses about as it expects, it will cease buying additional Treasury and Agency Securities after its October 2014 meeting, while continuing to replace portfolio runoff until such time it begins raising short-term interest rates.

In general, QE elevated pricing for Agency Securities resulting in declining yields on new purchases and lower mortgage interest rates, resulting in higher mortgage prepayment rates.  The Company’s net interest margins, and therefore earnings, have been adversely affected over time as existing, lower-cost portfolio is replaced with higher-cost, lower-yielding securities.  See discussion below regarding the negative effects of higher mortgage prepayment levels.

With the Federal Reserve now exiting its bond buying program and eventually allowing its existing holdings to begin running off, the risk is increasing that pricing for ARM Agency securities could be negatively affected as the buy-side support of such a large market participant is removed.  In addition, should the Federal Reserve decide to eventually reduce its holdings of fixed-rate Agency Securities through asset sales, the pricing for all Agency Securities could decline.  These actions could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described below.

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

Index
It is anticipated that over the next several years U.S. policy makers will reach a consensus on what the long-term role of the federal government in general, and the GSEs in particular, will have in the housing markets.  In this regard there have been numerous proposals put forth by members of Congress, the Treasury Department and regulators regarding GSE reform.  The actual or perceived credit quality of Agency Securities could be adversely affected by market uncertainty over any legislative or regulatory initiatives that impact the relationship between the GSEs and the federal government.  A significantly reduced role by the federal government or other changes in the guarantees provided by Ginnie Mae, the GSEs or their successors could adversely affect the credit profile and pricing of existing holdings and/or future issuances of Agency Securities and whether the Company’s strategy of holding a leveraged portfolio of Agency Securities remains viable, which could adversely affect earnings and book value per common share.

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

Index
Government-supported mortgagor relief programs could adversely affect Capstead’s liquidity, financial condition and earnings.  U.S. policy makers have established programs designed to provide qualified homeowners with assistance in avoiding foreclosure or in qualifying for the refinancing of their existing mortgages, which typically entails the pay off of existing mortgages with any losses absorbed by the GSEs.  A significant expansion of these mortgagor relief programs, as well as any future legislative or regulatory actions, could increase mortgage prepayments which could reduce the expected life of the Company’s residential mortgage investments; therefore, actual yields the Company realizes on these investments could be lower due to faster amortization of investment premiums which could adversely affect earnings.  A significant expansion of these programs also could adversely affect book value per common share because of the elimination of any unrealized gains on that portion of the portfolio that prepays.  Additionally, heightened prepayment exposure due to the real or perceived potential for government intervention could adversely affect pricing for Agency Securities in general and, as a result, liquidity and book value per common share could be adversely affected due to declines in the fair value of the Company’s remaining portfolio.

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

Index
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

Index
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

Index
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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:

•	Amortization of investment premiums on residential mortgage investments – Investment premiums on residential mortgage investments are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. The single largest determinant in amortizing investment premiums is actual portfolio runoff (scheduled and unscheduled principal paydowns) for a given accounting period. This is because the investment premium associated with actual runoff is effectively written off (amortized) when the runoff occurs pursuant to the interest method. Amortization is also affected by estimates and judgments related to future levels of mortgage prepayments used in determining additional amortization that may be necessary to achieve the required effective yield over the estimated life of the related investment. Mortgage prepayment expectations can change based on how current and projected changes in interest rates impact the economic attractiveness of mortgage refinance opportunities, if available, and other factors such as lending industry underwriting practices and capacity constraints, regulatory changes, borrower credit profiles and the health of the economy and housing markets. Management estimates mortgage prepayments based these factors and past experiences with specific investments within the portfolio. Should actual prepayment rates differ materially from these estimates, investment premiums would be expensed at a different pace.

•	Fair value and impairment accounting for residential mortgage investments – Nearly all of Capstead’s residential mortgage investments are held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions and the perceived credit quality of Agency Securities. Considerable judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity. See NOTE 9 to the consolidated financial statements (included under Item 1 of this report) for discussion of how Capstead values its residential mortgage investments. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs that is determined to be other-than-temporary, the difference between amortized cost and fair value would be recognized in earnings as a component of Other revenue (expense) if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale. Other-than-temporary impairment of a mortgage security due to other factors would be recognized in Accumulated other comprehensive income.

Index
•	Accounting for derivative financial instruments – Capstead uses derivatives for risk management purposes. Derivatives are recorded as assets or liabilities and carried at fair value and consequently, changes in value of these instruments enter into the calculation of book value per common share. Fair values fluctuate with current and projected changes in interest rates and other factors such as the Company’s and its counterparties’ nonperformance risk. Judgment is required to develop estimated fair values.

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

The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future 30- and 90-day borrowings and the 20-year floating-rate periods of the Company’s unsecured borrowings that begin in late 2015.  Variable-rate payments to be received on the swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally on a monthly basis while fixed rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments.  See NOTE 7 to the consolidated financial statements (included under Item 1 of this report) and “Financial Condition–Residential Mortgage Investments” for additional information regarding the Company’s current use of derivatives and its related risk management policies.

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

Index
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

ITEM 4.                  CONTROLS AND PROCEDURES

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2014.

Index
PART II. — OTHER INFORMATION

ITEM 6.                  EXHIBITS

Exhibit Number	DESCRIPTION

3.1
Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares (except the 7.50% Series E Cumulative Redeemable Preferred Stock) and all other amendments to such Articles of Incorporation.(1)

3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(6)
10.03	Second Amended and Restated Incentive Bonus Plan.(7)
10.04	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.05	Form of nonqualified stock option and stock award agreements for employees with service conditions.(5)
10.06	Form of stock award agreements for employees with performance conditions.(8)
10.07	Form of stock award agreements for employees with performance conditions and deferral of dividends.(9)
10.08	2013 Annual Incentive Plan (short-term).(10)
10.09	2014 Annual Incentive Compensation Program (short-term).(3)
10.10	2014 Long-Term Award Criteria, as corrected.(3)
10.11	Form of Performance Unit Agreement, as corrected.(3)
10.12	Sales Agreement, dated November 12, 2013, by and between the Company and the Sales Manager.(11)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A dated May 13, 2013.

Index
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 30, 2014 for the event dated May 28, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 5, 2011, for the event dated May 4, 2011.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 23, 2013 for the event dated October 21, 2013.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 13, 2013, for the event dated November 12, 2013.

*     Filed herewith
**     Furnished herewith
***     Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: August 5, 2014	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: August 5, 2014	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer