Form 10-Q
period 2014-09-30
CAPSTEAD MORTGAGE CORP
filed 2014-11-05
CIK 766701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	95,810,735 as of November 5, 2014

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014
INDEX

PART I. — FINANCIAL INFORMATION

		Page
ITEM 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets — September 30, 2014 and December 31, 2013	3

	Consolidated Statements of Income — Quarter and Nine Months Ended September 30, 2014 and 2013	4

	Consolidated Statements of Comprehensive Income (Loss) ¾ Quarter and Nine Months Ended September 30, 2014 and 2013	5

	Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2014 and 2013	6

	Notes to Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk	48

ITEM 4.	Controls and Procedures	48

PART II. — OTHER INFORMATION

ITEM 6.	Exhibits	49

SIGNATURES		50
Computation of Ratio of Income from Continuing Operations
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 906

Index
ITEM 1.  FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Residential mortgage investments ($13.40 and $13.12 billion pledged under repurchase arrangements at September 30, 2014 and December 31, 2013, respectively)	$13,722,281	$13,475,874
Cash collateral receivable from interest rate swap counterparties	42,716	25,502
Interest rate swap agreements at fair value	2,397	5,005
Cash and cash equivalents	438,622	413,356
Receivables and other assets	117,436	96,231
	$14,323,452	$14,015,968
Liabilities
Repurchase arrangements and similar borrowings	$12,749,762	$12,482,900
Interest rate swap agreements at fair value	18,276	11,304
Unsecured borrowings	100,000	100,000
Common stock dividend payable	34,040	30,872
Accounts payable and accrued expenses	25,621	25,109
	12,927,699	12,650,185
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized: 7.50% Cumulative Redeemable Preferred Stock, Series E, 7,544 and 6,861 shares issued and outstanding ($188,593 and $171,521 aggregate liquidation preference) at September 30, 2014 and December 31, 2013, respectively	182,102	165,756
Common stock - $0.01 par value; 250,000 shares authorized: 95,811 and 95,807 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	958	958
Paid-in capital	1,327,595	1,329,792
Accumulated deficit	(346,885)	(349,866)
Accumulated other comprehensive income	231,983	219,143
	1,395,753	1,365,783
	$14,323,452	$14,015,968

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Interest income:
Residential mortgage investments	$53,862	$46,643	$170,399	$156,683
Other	78	48	216	267
	53,940	46,691	170,615	156,950
Interest expense:
Repurchase arrangements and similar borrowings	(16,099)	(15,759)	(47,048)	(50,976)
Unsecured borrowings	(2,122)	(2,186)	(6,366)	(6,560)
	(18,221)	(17,945)	(53,414)	(57,536)
	35,719	28,746	117,201	99,414
Other revenue (expense):
Salaries and benefits	(999)	(1,017)	(3,116)	(2,904)
Short-term incentive compensation	(613)	(1,333)	(1,550)	(2,213)
Long-term incentive compensation	(624)	(469)	(1,874)	(1,344)
Other general and administrative expense	(1,058)	(1,203)	(3,228)	(3,382)
Miscellaneous other revenue (expense)	(34)	(86)	(87)	(251)
	(3,328)	(4,108)	(9,855)	(10,094)
Income before equity in earnings of unconsolidated affiliates	32,391	24,638	107,346	89,320
Equity in earnings of unconsolidated affiliates	–	64	–	194
Net income	$32,391	$24,702	$107,346	$89,514
Net income available to common stockholders:
Net income	$32,391	$24,702	$107,346	$89,514
Less dividends on preferred shares	(3,529)	(3,188)	(10,216)	(14,325)
Less redemption preference premiums paid	–	–	–	(19,924)
	$28,862	$21,514	$97,130	$55,265

Net income per common share:
Basic	$0.30	$0.23	$1.02	$0.58
Diluted	0.30	0.23	1.02	0.58

Weighted average common shares outstanding:
Basic	95,405	95,268	95,384	95,139
Diluted	95,677	95,416	95,614	95,373

Cash dividends declared per share:
Common	$0.34	$0.31	$1.02	$0.93
Series A Preferred	–	–	–	0.72
Series B Preferred	–	–	–	0.57
Series E Preferred	0.47	0.47	1.41	0.79

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Quarter Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net income	$32,391	$24,702	$107,346	$89,514

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	(10,720)	(27,539)	22,465	(104,037)
Amounts related to cash flow hedges:
Change in net unrealized losses	97	(10,867)	(25,557)	9,136
Reclassification adjustment for amounts included in net income	5,826	3,698	15,932	13,548
	(4,797)	(34,708)	12,840	(81,353)
Comprehensive income (loss)	$27,594	$(10,006)	$120,186	$8,161

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30
	2014	2013
Operating activities:
Net income	$107,346	$89,514
Noncash items:
Amortization of investment premiums	75,713	101,072
Amortization of equity-based awards	2,074	1,640
Other depreciation and amortization	104	124
Change in measureable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	(44)	(148)
Net change in receivables, other assets, accounts payable and accrued expenses	(2,453)	1,924
Net cash provided by operating activities	182,740	194,126
Investing activities:
Purchases of residential mortgage investments	(2,379,111)	(2,876,277)
Interest receivable acquired with the purchase of residential mortgage investments	(3,776)	(4,824)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	2,064,608	2,790,124
Net cash used in investing activities	(318,279)	(90,977)
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	101,952,385	107,161,141
Principal payments on repurchase arrangements and similar borrowings	(101,685,521)	(107,326,800)
(Increase) decrease in cash collateral receivable from interest rate swap counterparties	(17,214)	22,143
Cash paid to redeem Series A & B preferred shares	–	(207,033)
Common share repurchases	–	(7,292)
Proceeds from issuance of preferred shares	16,346	164,310
Other capital stock transactions	(468)	(522)
Dividends paid	(104,723)	(99,439)
Net cash provided by (used in) financing activities	160,805	(293,492)
Net change in cash and cash equivalents	25,266	(190,343)
Cash and cash equivalents at beginning of period	413,356	425,445
Cash and cash equivalents at end of period	$438,622	$235,102

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2014.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.  Certain prior period short- and long-term incentive compensation amounts have been reclassified from Salaries and benefits to separate line items in the Statements of Income to conform to the current year presentation.

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

	Quarter Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Basic net income per common share
Numerator for basic net income per common share:
Net income	$32,391	$24,702	$107,346	$89,514
Redemption premiums paid on Series A and Series B preferred shares*	–	–	–	(19,924)
Preferred share dividends	(3,529)	(3,188)	(10,216)	(14,325)
Earnings participation of unvested stock awards	(24)	(32)	(58)	(96)
	$28,838	$21,482	$97,072	$55,169
Denominator for basic net income per common share:
Weighted average common shares outstanding	95,793	95,761	95,779	95,647
Average unvested stock awards outstanding	(388)	(493)	(395)	(508)
	95,405	95,268	95,384	95,139
	$0.30	$0.23	$1.02	$0.58
Diluted net income per common share
Numerator for diluted net income per common share:
Net income available to common stockholders	$28,838	$21,482	$97,072	$55,169
Dividends on dilutive convertible preferred shares	–	–	–	44
	$28,838	$21,482	$97,072	$55,213
Denominator for diluted net income per common share:
Basic weighted average common shares outstanding	95,405	95,268	95,384	95,139
Net effect of dilutive equity awards	272	148	230	133
Net effect of dilutive convertible preferred shares	–	–	–	101
	95,677	95,416	95,614	95,373
	$0.30	$0.23	$1.02	$0.58

Potentially dilutive securities excluded from the computation of net income per share because the effect of inclusion was antidilutive were as follows (in thousands):

	Quarter Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Antidilutive convertible preferred shares*	–	–	–	16,539
Antidilutive equity awards excludable under the treasury stock method	–	35	–	35

*	The Series A and Series B preferred shares were redeemed in June 2013 (See NOTE 9).

Index
NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
September 30, 2014
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$1,717	$5	$1,722	$1,724	6.64%	6.17%
ARMs	10,377,592	334,371	10,711,963	10,948,745	2.53	1.62
Ginnie Mae ARMs	2,660,875	92,454	2,753,329	2,764,458	2.65	1.50
	13,040,184	426,830	13,467,014	13,714,927	2.56	1.60
Residential mortgage loans:
Fixed-rate	1,896	2	1,898	1,898	6.97	5.76
ARMs	3,373	14	3,387	3,387	3.86	2.89
	5,269	16	5,285	5,285	4.97	3.84
Collateral for structured financings	2,035	34	2,069	2,069	8.10	7.64
	$13,047,488	$426,880	$13,474,368	$13,722,281	2.56	1.60
December 31, 2013
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$2,158	$6	$2,164	$2,167	6.67%	6.47%
ARMs	10,675,620	343,452	11,019,072	11,231,057	2.58	1.76
Ginnie Mae ARMs	2,145,639	74,396	2,220,035	2,233,495	2.64	1.64
	12,823,417	417,854	13,241,271	13,466,719	2.59	1.74
Residential mortgage loans:
Fixed-rate	2,633	3	2,636	2,636	6.99	5.63
ARMs	4,244	18	4,262	4,262	3.81	3.35
	6,877	21	6,898	6,898	5.03	4.20
Collateral for structured financings	2,220	37	2,257	2,257	8.09	7.68
	$12,832,514	$417,912	$13,250,426	$13,475,874	2.59	1.74

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale (see NOTE 10).

(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the quarter then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

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

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM securities have months to roll of less than 18 months while longer-to-reset ARM securities have months to roll of 18 months or greater.  As of September 30, 2014, the average months to roll for the Company’s $7.61 billion (amortized cost basis) in current-reset ARM securities was 6.2 months while the average months-to-roll for the Company’s $5.86 billion (amortized cost basis) in longer-to-reset ARM securities was 39.8 months.

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

Index
Repurchase arrangements and similar borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
September 30, 2014
Borrowings with maturities of 30 days or less:
Agency Securities	$11,007,943	$22,583	$10,471,646	0.30%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	519,510	1,099	497,530	0.31
Agency Securities (greater than 90 days)	1,870,094	3,927	1,778,517	0.52
Similar borrowings:
Collateral for structured financings*	2,069	–	2,069	8.10
	$13,399,616	$27,609	$12,749,762	0.33
Quarter-end borrowing rates adjusted for effects of related derivative financial instruments (“Derivatives”) held as cash flow hedges (see NOTE 7)				0.52
December 31, 2013
Borrowings with maturities of 30 days or less:
Agency Securities	$12,169,534	$28,195	$11,578,211	0.38%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	951,966	2,068	902,432	0.38
Similar borrowings:
Collateral for structured financings*	2,257	–	2,257	8.09
	$13,123,757	$30,263	$12,482,900	0.38
Quarter-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.49

*	The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral. Additionally, these financings are subject to redemption by the residual bondholders.

Average borrowings outstanding differed from respective quarter-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	September 30, 2014		December 31, 2013
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives held as cash flow hedges for the indicated quarters	$12,690,463	0.51%	$12,510,701	0.49%

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

During the quarter and nine months ended September 30, 2014 Capstead entered into new forward-starting swap agreements with notional amounts totaling $500 million and $1.90 billion, respectively.  These swap agreements require fixed rate interest payments averaging 0.72% and 0.61%, respectively, for two-year periods commencing on various dates between April 2014 and January 2015.  Also during these periods, $200 million and $800 million notional amount of swaps requiring fixed rate interest payments averaging 0.51% and 0.53%, respectively, matured, while $700 million and $3.50 billion notional amount of previously-acquired, forward-starting swaps requiring fixed rate interest payments averaging 0.56% and 0.51%, respectively, moved into current-pay status.  At September 30, 2014, the Company’s portfolio of financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement
Currently-paying contracts:
Fourth quarter 2014	$500,000	0.58%
First quarter 2015	1,100,000	0.50
Second quarter 2015	200,000	0.43
Third quarter 2015	400,000	0.47
Fourth quarter 2015	1,200,000	0.45
First quarter 2016	1,700,000	0.51
Second quarter 2016	1,100,000	0.47
Third quarter 2016	700,000	0.56
(average expiration: 13 months)	6,900,000	0.50
Forward-starting contracts:
Fourth quarter 2016	800,000	0.66
First quarter 2017	100,000	0.90
(average expiration: 24 months)	900,000	0.69
(average expiration: 14 months)	$7,800,000

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

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	September 30,	December 31,
	Location	2014	2013
Balance sheet-related
Swap agreements in a gain position (an asset) related to:
Borrowings under repurchase arrangements	(a)	$2,397	$1,094
Unsecured borrowings	(a)	–	3,911
Swap agreements in a loss position (a liability) related to:
Borrowings under repurchase arrangements	(a)	(7,026)	(11,304)
Unsecured borrowings	(a)	(11,250)	–
Related net interest payable	(b)	(8,916)	(5,493)
		$(24,795)	$(11,792)

(a)	The fair value of Derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates totaled $15.5 million at September 30, 2014.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Quarter Ended September 30		Nine Months Ended September 30
	Net Income	2014	2013	2014	2013
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions		$(5,826)	$(3,698)	$(15,932)	$(13,548)
Amount of gain (loss) recognized (ineffective portion)		45	(23)	(123)	73
Increase in interest expense and decrease in Net income as a result of the use of Derivatives	*	$(5,781)	$(3,721)	$(16,055)	$(13,475)
Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income (loss) (effective portion)		$97	$(10,867)	$(25,557)	$9,136

*	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the Statements of Income.

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

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet (a)
				Financial Instruments	Cash Collateral Received	Net Amount
As of September 30, 2014:
Counterparty 2	$–	$262	$262	$(262)	$–	$–
Counterparty 4	1,373	762	2,135	(2,135)	–	–
	$1,373	$1,024	$2,397	$(2,397)	$–	$–

As of December 31, 2013:
Counterparty 1	$3,911	$–	$3,911	$(3,911)	$–	$–
Counterparty 2	634	–	634	(634)	–	–
Counterparty 4	460	–	460	(460)	–	–
	$5,005	$–	$5,005	$(5,005)	$–	$–

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities (b)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet (a)	Gross Amounts Not Offset in the Balance Sheet (c)
				Financial Instruments	Cash Collateral Pledged	Net Amount
As of September 30, 2014:
Derivatives by counterparty:
Counterparty 1	$15,785	$–	$15,785	$–	$(15,785)	$–
Counterparty 2	5,316	262	5,578	(262)	(5,316)	–
Counterparty 3	620	–	620	–	(620)	–
Counterparty 4	4,447	762	5,209	(2,135)	(3,074)	–
	26,168	1,024	27,192	(2,397)	(24,795)	–
Repurchase arrangements and similar borrowings	12,752,311	–	12,752,311	(12,752,311)	–	–
	$12,778,479	$1,024	$12,779,503	$(12,754,708)	$(24,795)	$–
As of December 31, 2013:
Derivatives by counterparty:
Counterparty 1	$6,002	$–	$6,002	$(3,911)	$(2,091)	$–
Counterparty 2	6,352	–	6,352	(634)	(5,718)	–
Counterparty 3	1,581	–	1,581	–	(1,581)	–
Counterparty 4	2,862	–	2,862	(460)	(2,402)	–
	16,797	–	16,797	(5,005)	(11,792)	–
Repurchase arrangements and similar borrowings	12,487,604	–	12,487,604	(12,487,604)	–	–
	$12,504,401	$–	$12,504,401	$(12,492,609)	$(11,792)	$–

(a)	Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

(b)	Amounts include accrued interest of $8.9 million and $5.5 million on interest rate swap agreements and $2.5 million and $4.7 million on repurchase arrangements and similar borrowings, included in “Accounts payable and accrued expenses” on the face of the Balance Sheets as of September 30, 2014 and December 31, 2013, respectively.

(c)	Amounts presented are limited to recognized assets and collateral pledged associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

Index
Changes in Accumulated other comprehensive income by component for the quarter and nine months ended September 30, 2014 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at June 30, 2014	$(21,853)	$258,633	$236,780
Activity for the quarter ended September 30, 2014:
Other comprehensive income (loss) before reclassifications	97	(10,720)	(10,623)
Amounts reclassified from accumulated other comprehensive income	5,826	–	5,826
Other comprehensive income (loss)	5,923	(10,720)	(4,797)
Balance at September 30, 2014	$(15,930)	$247,913	$231,983
Balance at December 31, 2013	$(6,305)	$225,448	$219,143
Activity for the nine months ended September 30, 2014:
Other comprehensive income (loss) before reclassifications	(25,557)	22,465	(3,092)
Amounts reclassified from accumulated other comprehensive income	15,932	–	15,932
Other comprehensive income (loss)	(9,625)	22,465	12,840
Balance at September 30, 2014	$(15,930)	$247,913	$231,983

NOTE 8 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes originally issued in 2005 and 2006 to three special-purpose statutory trusts formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of so-called trust preferred securities with unrelated third party investors.  In December 2013 the statutory trusts were dissolved after the subordinated notes were distributed to the holders of the trusts’ common and preferred securities.  Included in Receivables and other assets are $2.1 million in remaining issue costs at September 30, 2014 associated with the original issuance of these notes.  Note balances and related weighted average interest rates as of September 30, 2014 and December 31, 2013 (calculated including issue cost amortization) were as follows (dollars in thousands):

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

Index
NOTE 9 — CAPITAL TRANSACTIONS

In May 2013 Capstead completed a public offering of 6.8 million shares ($170.0 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share.  The Series E preferred shares are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends, on or after May 13, 2018.  Proceeds of the offering after underwriting fees and other costs totaled $164.3 million and together with $42.7 million of cash on hand were used to fund the June 2013 redemption of the Company’s Series A and B perpetual preferred shares.  The preferred shares that were redeemed had redemption preferences aggregating $207.0 million, a total of $19.9 million in excess of these shares’ recorded amounts on the Company’s balance sheet.  This redemption preference premium is reflected as a $0.21 per common share reduction in net income available to common stockholders on the face of the Company’s Statements of Income for the nine months ended September 30, 2013.

In late 2013 the Company began issuing additional Series E preferred shares through an at-the-market continuous offering program.  During the quarter and nine months ended September 30, 2014, the Company issued 105,000 and 683,000 Series E preferred shares at average prices of $23.82 and $23.94, net of expenses, for net proceeds of $2.5 million and $16.3 million, respectively.  No Series E preferred shares were issued subsequent to quarter-end through November 5, 2014.

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

Index
Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$5,285	$5,400	$6,898	$7,000
Interest rate swap agreements	2,397	2,397	5,005	5,005
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	1,778,517	1,778,700	36,299	36,300
Unsecured borrowings	100,000	100,400	100,000	101,000
Interest rate swap agreements	18,276	18,276	11,304	11,304

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
September 30, 2014
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,711,999	$242,301	$5,517	$10,948,783
Ginnie Mae	2,753,329	16,838	5,709	2,764,458
Residential mortgage securities classified as held-to-maturity	3,754	128	–	3,882
December 31, 2013
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	11,019,116	224,456	12,468	11,231,104
Ginnie Mae	2,220,035	18,384	4,924	2,233,495
Residential mortgage securities classified as held-to-maturity	4,376	211	–	4,587

	September 30, 2014		December 31, 2013
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$689,189	$6,491	$39,030	$380
Less than one year	1,680,345	4,735	2,857,724	17,012
	$2,369,534	$11,226	$2,896,754	$17,392

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

Index
From a credit risk perspective, federal government support for the GSEs helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments are considered other-than-temporarily impaired at September 30, 2014.

NOTE 11 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) administers all compensation programs for employees including salaries, short- and long-term incentive compensation, including equity-based awards, as well as other benefit programs.  After reviewing existing programs and practices and soliciting feedback from investors during 2013, the Committee made a number of important changes that became effective in 2013 and early 2014.  The most prominent changes involved replacing an absolute return-based but discretionary bonus program with a largely nondiscretionary and formulaic, target-based annual incentive compensation program focusing more on relative return metrics and implementing a new performance-based long-term incentive compensation program.

Short-term Incentive Compensation Programs

Through June 30, 2013, the Committee utilized an incentive formula that allowed for participation in Capstead’s earnings in excess of a pre-established performance threshold, subject to a maximum amount, or cap.  Awards made under this annual incentive compensation program were at the Committee’s discretion as to (i) the amount actually awarded, (ii) its allocation among executives and with other employees and (iii) the form of payment (e.g., cash or equity awards).  This program was replaced with a new annual incentive compensation program for key executives referred to as the “2013 Program.”  The 2013 Program determined levels of annual cash incentive compensation based on relative performance metrics measured against the Company’s peers in the mortgage REIT industry and the attainment of individual goals and objectives for participating executives.  The relative performance metrics used were relative economic return (change in book value plus dividends) and relative operating efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), calculated for the full year and prorated for the six month period during which the program was effective in 2013.  The 2013 Program defined maximum payout percentages based on a multiple of salary for each program metric thereby limiting the amount payable to each participating executive.  For 2014 the Committee added an absolute economic return performance metric to this program which measures performance against established return levels.

Included in Accounts payable and accrued expenses at September 30, 2014 are accruals totaling $1.1 million for the 2014 annual incentive compensation program as well as separately determined bonus amounts for officers and employees not participating in this program.  Recognized in Short-term incentive compensation are $391,000 and $883,000 related to these programs for the quarter and nine months ended September 30, 2014, respectively.

In 2008 the Committee instituted an additional performance-based short-term incentive compensation program for key executives that provides for quarterly cash payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting or “phantom” common shares (“Dividend Equivalent Rights” or “DERs”).  DERs are not attached to any stock or option awards and only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  DERs outstanding at September 30, 2014 totaled 654,000.  All grants expire July 1, 2015.  Included in Accounts payable and accrued expenses are third quarter 2014 DERs distribution amounts totaling $222,000 that were paid in October 2014.  Recognized in Short-term incentive compensation are $222,000 and $667,000 related to the DERs program for the quarter and nine months ended September 30, 2014, respectively.

Index
Long-term Equity-based Incentive Awards

Capstead sponsors equity-based award plans to provide for the issuance of stock awards, restricted stock unit awards, option awards and other long-term equity-based incentive awards to directors and employees.  In May 2014 stockholders approved the Amended and Restated 2014 Flexible Incentive Plan, which provides for the issuance of up to five million common shares pursuant to future equity-based awards as well as other incentive awards that recognize the creation of value for stockholders and promote the Company’s long-term growth and success. At September 30, 2014, the Plan had 4,965,000 common shares remaining available for future issuances.

In December 2013 the Committee adopted a new performance-based long-term incentive compensation program granting key executives a total of 242,505 restricted stock units.  These units are convertible into common shares following a three-year performance period ending December 31, 2016 contingent upon whether, and to what extent, defined performance levels established for certain relative and absolute return performance metrics are met or exceeded.  The relative return metrics measure the Company’s performance against its peers in the mortgage REIT industry on the basis of relative economic return and relative total stockholder return (change in stock price plus reinvested dividends).  An absolute economic return metric measures performance against established return levels.  For conversion purposes, each performance metric is assigned a weighting and the Company’s performance relative to each metric is calculated separately.  The actual number of common shares the units can convert into for each of the metrics, if any, can range from one-half of a common share per unit if that metric’s minimum threshold of performance is met, to two common shares per unit if the related maximum performance threshold is met or exceeded, adjusted for the weighting assigned to the metric.  If a metric’s minimum performance threshold is not met, no shares are issuable under that metric.  Dividends accrue from the date of grant and will be paid in cash when the units convert into common shares based on the number of common shares ultimately issued, if any.

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

Index
In December 2013 the Committee granted service-based stock awards for 35,703 common shares with a grant date fair value of $12.34 to employees that weren’t awarded performance-based restricted stock units.  These awards vest January 2, 2017.  As a component of the Company’s director compensation program, directors are granted stock awards annually upon election or re-election to the board of directors that vest approximately one year from issuance.  In April 2014, director grants awarded in 2013 for 28,000 shares with a grant date fair value of $13.02 vested.  In July 2014, director stock awards for 35,000 shares with a grant date fair value of $13.16 were granted that vest in July 2015.  In January 2014 the remaining 22,164 shares associated with 2007 service-based stock awards issued to all employees vested.

Performance-based and service-based stock award activity for quarter and nine months ended September 30, 2014 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock awards outstanding at December 31, 2013	528,931	$12.51
Grants	35,000	13.16
Vestings	(164,587)	13.23
Unvested stock awards outstanding at September 30, 2014	399,344	12.28

During the quarter and nine months ended September 30, 2014, the Company recognized in Long-term incentive compensation $372,000 and $1.1 million, respectively, related to amortization of the grant date fair value of employee performance-based and service-based stock awards.  The amounts amortized for these periods assumed that performance metrics, if applicable, would continue to be met for related initial measurement periods.  In addition, the Company recognized in Other general and administrative expense $77,000 and $199,000 related to amortization of the grant date fair value of service-based director stock awards during the quarter and nine months ended September 30, 2014, respectively.  Unrecognized compensation expense for unvested stock awards totaled $1.8 million as of September 30, 2014, to be expensed over a weighted average period of 1.3 years (assumes minimal employee and director attrition and, if applicable, absolute return performance metrics being met for related initial measurement periods).

During the quarter and nine months ended September 30, 2014 the Company recognized in Long-term incentive compensation $252,000 and $755,000, respectively, related to the performance-based restricted stock units granted in December 2013.  A grant date fair value of $12.45 was assigned to each unit based on estimated outcomes for each nonmarket-based performance metric and a Monte Carlo simulation for the relative total stockholder return performance metric.  Assuming certain targeted performance levels are achieved and there are no forfeitures, $3.0 million can be expected to be expensed over the related three-year performance period.  However, the value associated with the nonmarket-based performance metrics is subject to change over the units’ performance period.  Actual expense assuming no forfeitures will range from a minimum of $625,000 (the grant date fair value of the total stockholder return performance metric and assuming no shares are ultimately issued under the terms of these grants because the Company’s performance for all performance metrics was less than the related minimum threshold performance levels) to approximately $5.4 million assuming maximum performance levels are met or exceeded for all performance metrics resulting in the issuance of 485,010 common shares.

All service-based stock awards receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  All outstanding performance-based stock awards and restricted stock units defer the payment of dividends accruing between the grant dates and the end of related performance periods.  If performance-based stock awards do not vest or to the extent restricted stock units do not convert into common shares, the related accrued dividends will be forfeited.  Included in Common stock dividend payable at September 30, 2014 is estimated dividends payable pertaining to these awards totaling $1.6 million.

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

Option award activity for the nine months ended September 30, 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price
Option awards outstanding at December 31, 2013	77,500	$11.75
Expirations	(10,000)	14.41
Exercises (aggregate intrinsic value: $67,000)	(27,500)	10.63
Option awards outstanding at September 30, 2014	40,000	11.86

All outstanding option awards are exercisable at September 30, 2014.  These awards have a weighted average remaining contractual term of 3.7 years and an aggregate intrinsic value of $25,000.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its executives.  In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s base salary and annual incentive compensation payments and makes discretionary contributions of up to another 3% of such compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements that have been met by nearly all of Capstead’s current employees.  During the quarter and nine months ended September 30, 2014, the Company recognized in Salaries and benefits $68,000 and $187,000, respectively, related to contributions to these plans.

Index
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

Capstead operates as a self-managed REIT and earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of short-duration ARM Agency Securities, which are considered to have limited, if any, credit risk and reset to more current interest rates within a relatively short period of time.  See NOTE 1 to the consolidated financial statements (included under Item 1 of this report) for certain defined terms used in this discussion and analysis.  Capstead’s strategy of investing in ARM Agency Securities positions the Company to (a) benefit from potential recoveries in financing spreads that typically contract during periods of rising interest rates and (b) experience smaller fluctuations in portfolio values compared to leveraged portfolios containing a significant amount of longer-duration ARM or fixed-rate mortgage securities.  Duration is a common measure of market price sensitivity to interest rate movements and a shorter duration generally indicates less interest rate risk.

Capstead finances its portfolio of ARM Agency Securities with borrowings under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital, which as of September 30, 2014 totaled $1.50 billion and consisted of $1.21 billion of common and $182 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of unsecured borrowings that mature in 2035 and 2036.  Long-term investment capital increased by $30 million during the nine months ended September 30, 2014 primarily as a result of higher portfolio pricing levels and Series E preferred capital raised using an at-the-market continuous offering program, partially offset by lower pricing levels for interest rate swap agreements held for hedging purposes and dividend distributions in excess of earnings.

Capstead’s holdings of residential mortgage investments increased by $246 million during the nine months ended September 30, 2014 to $13.72 billion, with portfolio acquisitions exceeding portfolio runoff by $215 million (principal amount) and the remainder primarily attributable to a small increase in overall portfolio pricing levels.  Borrowings under repurchase arrangements increased by $267 million during the nine months ended September 30, 2014 to $12.75 billion.  Portfolio leverage (borrowings under repurchase arrangements divided by long-term investment capital) was unchanged from year-end at 8.52 to one at September 30, 2014.  Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio of Agency Securities under current market conditions, particularly for a portfolio consisting almost entirely of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $32 million and $107 million or $0.30 and $1.02 per diluted common share for the quarter and nine months ended September 30, 2014, respectively, compared to $25 million and $90 million or $0.23 and $0.58 per diluted common share for the same periods in 2013.  Results for the nine months ended September 30, 2013 include certain one-time effects on net income available to common stockholders of second quarter 2013 preferred capital redemption and issuance transactions totaling $0.23 per common share.

Higher earnings in 2014 reflect improved financing spreads primarily as a result of lower investment premium amortization because of lower mortgage prepayment rates.  Mortgage prepayment rates began declining in September 2013 and reached a two-year low in the first quarter of 2014 largely because of higher prevailing mortgage interest rates, which made it less economically advantageous for mortgagors to refinance.  Average borrowing rates remained stable for the first two quarters of 2014 before increasing two basis points during the third quarter and were marginally lower than rates in effect during the nine months ended September 30, 2013.

Index
Capstead remains a clear leader among its mortgage REIT peers in terms of operating efficiency.  Operating costs (salaries and benefits, incentive compensation and other general and administrative expense) expressed as an annualized percentage of long-term investment capital averaged 87 basis points for both the quarter and nine months ended September 30, 2014, compared to 89 basis points for all of 2013.

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

Capital Transactions

In May 2013 Capstead completed a public offering of 6.8 million shares ($170 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share.  Proceeds of the offering, after underwriting fees and other expenses, totaled $164 million and together with $43 million of cash on hand were used to fund the June 2013 redemption of the Company’s Series A and B perpetual preferred shares.  The preferred shares that were redeemed had preferences aggregating $207 million, a total of approximately $20 million in excess of these shares’ recorded amounts on the Company’s balance sheet.  This redemption preference premium is reflected as a $0.21 per common share reduction in net income available to common stockholders on the face of the Company’s Statements of Income for the nine months ended September 30, 2013.

In late 2013 the Company began issuing additional Series E preferred shares through an at-the-market continuous offering program.  During the quarter and nine months ended September 30, 2014, the Company issued 105,000 and 683,000 Series E preferred shares at an average price of $23.82 and $23.94, net of expenses, for net proceeds of approximately $3 million and $16 million, respectively.  No Series E preferred shares were issued subsequent to quarter-end through November 5, 2014.

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

Index
Capstead’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels generally within five years.  Because of these characteristics, the fair value of the Company’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to leveraged portfolios containing a significant amount of non-agency securities or longer-duration ARM and/or fixed-rate Agency Securities.

The following table illustrates the progression of the Capstead’s book value per common share for the quarter and nine months ended September 30, 2014:

	Quarter Ended September 30, 2014		Nine Months Ended September 30, 2014
Book value per common share, beginning of period	$12.69		$12.47
Change in unrealized gains and losses on mortgage securities classified as available-for-sale	(0.11)		0.23
Change in unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Borrowings under repurchase arrangements	0.10		0.06
Unsecured borrowings	(0.04)		(0.16)
	(0.05)	(0.4)%	0.13	1.0%
Dividend distributions in excess of earnings together with the effects of other capital transactions	(0.04)	(0.3)%	–	0.0%
Book value per common share, end of period	$12.60		$12.60

(Decrease) increase in book value per common share during the indicated periods	$(0.09)	(0.7)%	$0.13	1.0%

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

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter and nine months ended September 30, 2014 (dollars in thousands):

	Quarter Ended September 30, 2014	Nine Months Ended September 30, 2014
Residential mortgage investments, beginning of period	$13,711,400	$13,475,874
(Decrease) increase in unrealized gains on securities classified as available-for-sale	(10,720)	22,465
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.44% and 2.45%, respectively	798,355	2,294,428
Investment premiums on acquisitions	28,231	84,683
Portfolio runoff (principal amount)	(776,701)	(2,079,456)
Investment premium amortization	(28,284)	(75,713)
Residential mortgage investments, end of period	$13,722,281	$13,722,281
Average residential mortgage investments outstanding during the indicated periods	$13,709,953	$13,613,336

*	Residential mortgage investments typically are acquired at a premium to the securities’ unpaid principal balances. Investment premiums are recognized in earnings as portfolio yield adjustments using the interest method over the estimated lives of the related investments. As such, the level of mortgage prepayments impacts how quickly investment premiums are amortized.

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  After consideration of any applicable initial fixed-rate periods, at September 30, 2014 approximately 85%, 9% and 6% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively.  Approximately 80% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at September 30, 2014 approximately 13% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods of up to ten years.  All percentages are approximate and based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

Index
Capstead’s ARM holdings featured the following characteristics at September 30, 2014 (dollars in thousands):

ARM Type (a)	Amortized Cost Basis (b)	Net WAC (c)	Fully Indexed WAC (c)	Average Net Margins (c)	Average Periodic Caps (c)	Average Lifetime Caps (c)	Months To Roll (a)
Current-reset ARMs:
Fannie Mae Agency Securities	$4,484,065	2.28%	2.14%	1.70%	3.31%	9.96%	5.6
Freddie Mac Agency Securities	1,646,739	2.40	2.22	1.81	2.34	10.33	6.7
Ginnie Mae Agency Securities	1,475,057	2.51	1.62	1.51	1.06	8.59	7.5
Residential mortgage loans	3,387	3.50	2.23	2.03	1.53	11.04	4.6
	7,609,248	2.35	2.06	1.69	2.67	9.77	6.2
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,655,703	2.79	2.26	1.70	4.58	7.80	38.8
Freddie Mac Agency Securities	1,925,456	2.87	2.32	1.76	3.93	7.93	41.9
Ginnie Mae Agency Securities	1,278,272	2.82	1.62	1.51	1.09	7.88	38.5
	5,859,431	2.82	2.14	1.68	3.60	7.86	39.8
	$13,468,679	2.56	2.09	1.69	3.07	8.94	20.7
Gross WAC (rate paid by borrowers) (d)		3.17

(a)	Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities). Once an ARM loan reaches its initial reset date, it will reset at least once a year to a margin over a corresponding interest rate index, subject to periodic and lifetime limits or caps.

(b)	Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses. At September 30, 2014, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.27. This table excludes $2 million in fixed-rate Agency Securities, $2 million in fixed-rate residential mortgage loans and $2 million in private residential mortgage pass-through securities held as collateral for structured financings.

(c)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps. At quarter-end, 68% of current-reset ARMs were subject to periodic caps averaging 1.81%; 20% were subject to initial caps averaging 2.78%; 11% were subject to lifetime caps, less related current net WAC, averaging 7.69%; and 1% were not subject to a cap. All longer-to-reset ARM securities at September 30, 2014 were subject to initial caps.

(d)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

Capstead pledges its residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions.  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, typically with terms of 30 to 90 days, and are accounted for as borrowings by the Company.  The Company maintains the beneficial interest in the specific securities pledged during each borrowing’s term and receives the related principal and interest payments.  The amount borrowed is generally equal to the fair value of the assets pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.”  Haircuts on outstanding borrowings averaged 4.6 percent and ranged from 3.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at September 30, 2014, little changed from the prior year.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $675 million of capital at risk with its lending counterparties as of September 30, 2014.

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

The Company’s borrowings under repurchase arrangements and similar borrowings at September 30, 2014 consisted of $12.75 billion of primarily 30-day borrowings with 25 counterparties at average rates of 0.33%, before the effects of interest rate swap agreements held as cash flow hedges and 0.52% including the effects of these derivatives.  To help mitigate exposure to higher short-term interest rates and to secure longer-term, committed financing, Capstead may enter into longer-dated repurchase arrangements if available at attractive rates and terms.  To this end, during the third quarter the Company entered into $1.43 billion in 12- to 18-month borrowings at average rates of 0.53%.

To further reduce exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms.  Variable payments received by the Company under these swap agreements offset a significant portion of the interest accruing on a like amount of the Company’s 30- to 90-day borrowings.  As a result, the Company’s effective borrowing rate for these borrowings consists of fixed-rate payments made on the swap agreements adjusted for differences between variable rate payments received on the swap agreements and related actual repo borrowing rates, as well as the effects of measured hedge ineffectiveness.  At September 30, 2014, the Company held portfolio financing-related swap agreements totaling $7.80 billion notional amount with average contract expirations of 14 months.  These swap positions consisted of (a) $6.90 billion notional amount in currently-paying swap agreements requiring the payment of fixed rates of interest averaging 0.50% for average remaining interest-payment terms of 13 months and (b) $900 million notional amount in forward-starting swap agreements that will begin requiring fixed rate interest payments averaging 0.69% for two-year periods commencing in October 2014 and January 2015, with average contract expirations of 24 months.  During the quarter and nine months ended September 30, 2014 Capstead entered into new forward-starting swap agreements with notional amounts totaling $500 million and $1.90 billion, respectively, requiring fixed rate interest payments averaging 0.72% and 0.61%, respectively, for two-year periods commencing on various dates between April 2014 and January 2015.  Also during the quarter and nine months ended September 30, 2014, $200 million and $800 million notional amount of swaps requiring fixed rate interest payments averaging 0.51% and 0.53%, respectively, matured, while $700 million and $3.50 billion notional amount of previously acquired forward-starting swaps requiring fixed rate interest payments averaging 0.56% and 0.51%, respectively, moved into current-pay status.

After consideration of all portfolio financing-related swap positions entered into as of quarter-end, the Company’s residential mortgage investments and related borrowings had estimated durations at September 30, 2014 of 11½ and 10¼ months, respectively, for a net duration gap of approximately 1¼ months – see pages 34 and 35 under the caption “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

Index
Components of quarterly financing spreads on residential mortgage investments, a non-GAAP financial measure, and mortgage prepayment rates, expressed as an annualized constant prepayment rate, or “CPR,” were as follows for the indicated periods:

	2014			2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Yields on residential mortgage investments:(a)
Cash yields	2.44%	2.46%	2.46%	2.48%	2.50%	2.52%	2.57%
Investment premium amortization	(0.84)	(0.75)	(0.67)	(0.74)	(1.14)	(0.99)	(0.84)
Adjusted yields	1.60	1.71	1.79	1.74	1.36	1.53	1.73
Related borrowing rates:(b)
Repo borrowing rates	0.32	0.32	0.34	0.38	0.37	0.39	0.41
Fixed swap rates	0.50	0.49	0.50	0.52	0.59	0.65	0.71
Adjusted borrowing rates	0.51	0.49	0.49	0.49	0.49	0.53	0.58
Financing spreads on residential mortgage investments(c)	1.09	1.22	1.30	1.25	0.87	1.00	1.15
CPR	19.18	17.22	15.16	17.14	25.49	23.12	20.05

(a)	Cash yields are based on the cash component of interest income. Investment premium amortization is determined using the interest method which incorporates actual and anticipated future mortgage prepayments. Both are expressed as a percentage calculated on an annualized basis on average amortized cost basis for the indicated periods.

(b)	Repo borrowing rates represent average rates on repurchase agreements and similar borrowings, before consideration of related currently-paying interest rate swap agreements.

Fixed swap rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements held for portfolio hedging purposes and exclude differences between LIBOR-based variable-rate payments received on these swaps and repo borrowing rates, as well as the effects of any hedge ineffectiveness.  These differences averaged 16, 17 and 18 basis points on average currently-paying swap notional amounts outstanding during the third, second and first quarters of 2014, respectively.

Adjusted borrowing rates reflect repo borrowing rates, fixed swap rates and the above-mentioned differences. All rates presented are expressed as a percentage calculated on an annualized basis for the indicated periods.

(c)	See page 30 for the Company’s rationale for using this non-GAAP financial measure and reconciliation to its related GAAP financial measure, total financing spreads.

Declines in cash yields have been muted in recent quarters as coupon interest rates on more of the loans underlying the portfolio reset to fully-indexed levels.  Investment premium amortization is primarily driven by changes in mortgage prepayment rates and investment premium levels.  During the first three quarters of 2013 the Company experienced relatively high levels of mortgage prepayments driven by improving housing markets and the availability of generationally-low mortgage interest rates that made it economically advantageous for mortgagors to refinance.  Mortgage prepayment rates began declining in September 2013 and reached a two-year low in the first quarter of 2014 largely because of higher prevailing mortgage interest rates the latter part of 2013 as well as seasonal factors, including a relatively harsh winter.  Average quarterly mortgage prepayment rates increased in both the second and third quarters of 2014 in large part due to seasonal factors.  Reflecting the end of the summer selling season, 2014 mortgage prepayment rates peaked in August at a CPR of 20.05% before beginning to recede in September.  In October prepayments declined further to a CPR of 17.54% and additional modest declines may occur during the winter and early spring months.  The cost basis of the portfolio (expressed as a ratio of amortized cost basis to unpaid principal balance) has remained fairly stable during 2014, having increased less than 2 basis points to 103.27 at September 30, 2014.  By comparison, during the three years ended December 31, 2013 basis increased a total of 122 basis points as older lower-basis securities prepaid and were replaced at higher prices, contributing to higher premium levels and larger yield adjustments for investment premium amortization.

Index
Repo market conditions remain healthy with 30- to 90-day repo rates largely flat quarter-over-quarter, and opportunities increasingly available to secure financing into late 2015 and early 2016 at attractive rates on a portion of our borrowings.  To this end, during the third quarter the Company entered into $1.43 billion in 12- to 18-month repo borrowings at average rates of 0.53%.  Adjusted for portfolio financing-related and currently-paying interest rate swap agreements, borrowing rates averaged 0.51% during the third quarter of 2014, an increase of two basis points from the second quarter of 2014 reflecting a greater percentage of portfolio-financing related interest rate swap agreements moving into current-pay status.  Future borrowing rates will be dependent on market conditions, including the availability of longer-term borrowings and interest rate swap agreements at attractive rates.  See NOTE 7 to the consolidated financial statements for further information regarding the Company’s currently-paying and forward-starting swap agreements.

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

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of September 30, 2014 in comparison with December 31, 2013 (in thousands):

	Investments (a)	Related Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Balances as of September 30, 2014:
Residential mortgage investment portfolio	$13,722,281	$12,749,762	$972,519	$325,572
Cash collateral receivable from swap counterparties, net (c)			26,837	–
Other assets, net of other liabilities			496,397	438,622
			$1,495,753	$764,194	8.52:1
Balances as of December 31, 2013	$13,475,874	$12,482,900	$1,465,783	$770,639	8.52:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.

(b)	Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.

(c)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties, if applicable, and the fair value of interest rate swap positions as of the indicated date.

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

Index
At September 30, 2014 portfolio leverage and potential liquidity were largely unchanged from year-end while the portfolio and long-term investment capital increased modestly.  Management believes current portfolio leverage levels represent an appropriate and prudent use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Reconciliation of Financing Spreads on Residential Mortgage Investments to Total Financing Spreads

Financing spreads on residential mortgage investments differs from total financing spreads, an all-inclusive GAAP measure, that is based on all interest-earning assets and all interest-paying liabilities.  The Company believes that presenting financing spreads on residential mortgage investments provides useful information for evaluating portfolio performance.  The following table reconciles these measures for the indicated periods:

	2014			2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Financing spreads on residential mortgage investments	1.09%	1.22%	1.30%	1.25%	0.87%	1.00%	1.15%
Impact of yields on other interest-earning assets*	(0.04)	(0.05)	(0.04)	(0.03)	(0.02)	(0.05)	(0.05)
Impact of borrowing rates on unsecured borrowings and other interest-paying liabilities*	(0.06)	(0.07)	(0.07)	(0.07)	(0.06)	(0.06)	(0.06)
Total financing spreads	0.99	1.10	1.19	1.15	0.79	0.89	1.04

*	Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of $100 million in unsecured borrowings (at an average borrowing rate of 8.49%) that the Company considers a component of its long-term investment capital and cash collateral payable to interest rate swap counterparties.

Index
RESULTS OF OPERATIONS

	Quarter Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments(before investment premium amortization)	$82,146	$85,674	$246,112	$257,755
Investment premium amortization	(28,284)	(39,031)	(75,713)	(101,072)
Related interest expense	(16,099)	(15,759)	(47,048)	(50,976)
	37,763	30,884	123,351	105,707
Other interest income (expense) *	(2,044)	(2,074)	(6,150)	(6,099)
	35,719	28,810	117,201	99,608
Other revenue (expense):
Salaries and benefits	(999)	(1,017)	(3,116)	(2,904)
Short-term incentive compensation	(613)	(1,333)	(1,550)	(2,213)
Long-term incentive compensation	(624)	(469)	(1,874)	(1,344)
Other general and administrative expense	(1,058)	(1,203)	(3,228)	(3,382)
Miscellaneous other revenue (expense)	(34)	(86)	(87)	(251)
	(3,328)	(4,108)	(9,855)	(10,094)
Net income	$32,391	$24,702	$107,346	$89,514
Net income per diluted common share	$0.30	$0.23	$1.02	$0.58
Average diluted shares outstanding	95,677	95,416	95,614	95,373
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.44%	2.50%	2.46%	2.53%
Investment premium amortization	(0.84)	(1.14)	(0.76)	(0.99)
Adjusted yields	1.60	1.36	1.70	1.54
Other interest-earning assets	0.08	0.08	0.07	0.10
Total average yields	1.56	1.34	1.65	1.50
Average borrowing rates:
Repurchase arrangements and similar borrowings:
Repo borrowing rates	0.32	0.37	0.33	0.39
Fixed swap rates	0.50	0.59	0.50	0.65
Adjusted borrowing rates	0.51	0.49	0.50	0.53
Unsecured borrowings	8.49	8.49	8.49	8.49
Other	–	0.08	–	0.08
Total average borrowing rates	0.57	0.55	0.56	0.60
Total average financing spreads	0.99	0.79	1.09	0.90
Average financing spreads on residential mortgage
Investments, a non-GAAP financial measure	1.09	0.87	1.20	1.01
Average net yield on total interest-earning assets	1.03	0.82	1.14	0.95
Average CPR	19.18	25.49	17.19	22.89
Average balance information:
Residential mortgage investments (cost basis)	$13,457	$13,740	$13,366	$13,597
Other interest-earning assets	401	244	393	362
Repurchase arrangements and similar borrowings	12,690	12,863	12,586	12,768
Currently-paying swap agreements (notional amounts)	6,902	3,718	6,330	3,996
Unsecured borrowings (included in long-term investment capital)	100	103	100	103
Other interest-bearing liabilities	–	1	–	–
Long-term investment capital (“LTIC”)	1,510	1,476	1,498	1,572
Portfolio leverage	8.40:1	8.71:1	8.40:1	8.12:1
Operating costs as a percentage of average LTIC	0.87%	1.08%	0.87%	0.84%
Return on average LTIC	9.07	7.21	10.15	8.15
Return on average common equity capital	9.32	7.05	10.60	5.80

*	Consists principally of interest on unsecured borrowings and is presented net of earnings of related statutory trusts prior to their dissolution in December 2013.

Index
Capstead reported net income of $32 million and $107 million or $0.30 and $1.02 per diluted common share for the quarter and nine months ended September 30, 2014, respectively, compared to $25 million and $90 million or $0.23 and $0.58 per diluted common share for the same periods in 2013.  Results for nine months ended September 30, 2013 include certain one-time effects on net income available to common stockholders of second quarter 2013 preferred capital redemption and issuance transactions totaling $0.23 per common share.  Higher earnings in 2014 reflect improved financing spreads primarily as a result of lower investment premium amortization because of lower mortgage prepayment rates.  Mortgage prepayment rates began declining in September 2013 and reached a two-year low in the first quarter of 2014 largely because of higher prevailing mortgage interest rates, which made it less economically advantageous for mortgagors to refinance.  Average borrowing rates remained stable for the first two quarters of 2014 before increasing two basis points during the third quarter and were marginally lower than rates in effect during the nine months ended September 30, 2013.

Financing spreads on residential mortgage investments averaged 109 and 120 basis points for the quarter and nine months ended September 30, 2014, respectively, compared to 87 and 101 basis points during the same periods in 2013.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of repo borrowing rates after adjusting for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings. See page 30 for a reconciliation of these GAAP and non-GAAP financial measures.

Yields on residential mortgage securities averaged 1.60% and 1.70% during the quarter and nine months ended September 30, 2014, respectively, compared to 1.36% and 1.54% for the same periods in 2013.  Higher yields reflect lower investment premium amortization as a result of a 25% decline in mortgage prepayment rates for both the quarter and nine months ended September 30, 2014, compared to the same periods in 2013.  Investment premium amortization totaled $28 million and $76 million for the quarter and nine months ended September 30, 2014, representing yield adjustments of 84 and 76 basis points, respectively, compared to amortization of $39 million and $101 million or 114 and 99 basis points for the same periods in 2013.  See page 28 for further discussion of the effects of the current market environment on mortgage prepayment levels.

Partially offsetting the benefits of lower yield adjustments from lower investment premium amortization were lower cash yields on the portfolio.  Cash yields averaged 2.44% and 2.46% for the quarter and nine months ended September 30, 2014, compared to 2.50% and 2.53% reported for the same periods in 2013.  Lower cash yields reflect the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions.

Repo borrowing rates averaged 0.32% and 0.33% during the quarter and nine months ended September 30, 2014, five and six basis points lower than rates reported for the same periods in 2013.  This reflects increasingly healthy repo financing market conditions, including less competition for borrowings as a result of significant declines in mortgage REIT peer portfolio holdings the latter part of 2013.  The Company took advantage of opportunities afforded by these favorable conditions to secure longer-term committed financing by entering into $1.43 billion in 12- and 18-month repo borrowings at average rates of 0.53% by the end of the third quarter and may enter into more such transactions if available at attractive rates and terms.  The higher longer-term rates on these borrowings had little impact on borrowing rates through September 30, 2014.

Index
After adjusting for interest rate hedging transactions, borrowing rates averaged 0.51% and 0.50% for the quarter and nine months ended September 30, 2014 compared to 0.49% and 0.53% for the same periods in 2013.  The benefits to adjusted borrowing rates from lower repo borrowing rates and the expiration of a significant amount of higher-rate interest rate swap agreements since the beginning of last year were largely negated by a greater percentage of swap agreements moving into current-pay status.  Currently-paying swap balances averaged $6.90 billion and $6.33 billion during the quarter and nine months ended September 30, 2014, respectively, compared to $3.72 billion and $4.00 billion for the same periods in 2013.  Fixed-rate payment requirements on the Company’s currently-paying swap positions (excluding adjustments for spreads between variable rates on the swap agreements and repo borrowing rates and the effects of measured hedge ineffectiveness) averaged 0.50% for both the quarter and nine months ended September 30, 2014, which were nine and 15 basis points lower than rates reported for the same periods in 2013.  Future borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-term borrowings and interest rate swap agreements at attractive rates.

Operating costs (salaries and benefits, incentive compensation and other general and administrative expense) as a percentage of long-term investment capital averaged 87 basis points for both the quarter and nine months ended September 30, 2014, compared to 84 basis points during the nine months ended September 30, 2013.  Capstead remains a clear leader among its mortgage REIT peers in terms of operating efficiency.  See NOTE 11 to the accompanying consolidated financial statements for additional information regarding the Company’s compensation programs.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” on page 29 illustrates management’s estimate of additional funds potentially available to the Company as of September 30, 2014 and the accompanying discussion provides insight into the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, common share repurchases when considered appropriate, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.  It is the Company’s policy to remain strongly capitalized and conservatively leveraged.

Capstead pledges its residential mortgage investments as collateral under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions.  As of September 30, 2014, the Company had uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 25 of these counterparties.  Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Borrowings under repurchase arrangements totaled $12.75 billion at September 30, 2014, $10.47 billion with original maturities of 30 days.  Borrowings under repurchase arrangements began the year at $12.48 billion and averaged $12.69 billion and $12.59 billion during the quarter and nine months ended September 30, 2014, respectively.  Average borrowings during a quarter can differ from quarter-end balances for a number of reasons including portfolio growth or contraction as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

Index
To help mitigate exposure to higher short-term interest rates and to secure longer-term, committed financing, Capstead may enter into longer-dated repurchase arrangements if available at attractive rates and terms.  To this end, during the third quarter of 2014 the Company entered into $1.43 billion in 12- to 18-month borrowings at average rates of 0.53%.  To further reduce exposure to higher short-term interest rates, the Company typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms that are designated as cash flow hedges of a like amount of borrowings under repurchase arrangements.  At September 30, 2014, portfolio financing-related swap agreements totaling $7.80 billion notional amount with average contract expirations of 14 months, consisting of (a) $6.90 billion notional amount in currently-paying swap agreements requiring the payment of fixed rates of interest averaging 0.50% for average remaining interest-payment terms of 13 months and (b) $900 million notional amount in forward-starting swap agreements that will begin requiring fixed rate interest payments averaging 0.69% for two-year periods commencing in October 2014 and January 2015, with average contract expirations of 24 months.  Relative to the floating rate terms of the Company’s $100 million in unsecured borrowings that begin at various dates between October 2015 and September 2016, the Company entered into forward-starting swap agreements to effectively lock in fixed rates of interest averaging 7.56% for the final 20 years of these borrowings that mature in 2035 and 2036.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements to manage interest rate risk.

In May 2013 Capstead completed a public offering of 6.8 million shares ($170 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, using the $164 million in net proceeds together with $43 million of cash on hand to fund the June 2013 redemption of the Company’s Series A and B perpetual preferred shares.  The Series E shares are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends, on or after May 13, 2018.  In late 2013 the Company began issuing additional Series E preferred shares through an at-the-market continuous offering program.  During the quarter and nine months ended September 30, 2014, the Company issued 105,000 and 683,000 Series E preferred shares at an average price of $23.82 and $23.94, net of expenses.  No Series E preferred shares were issued subsequent to quarter-end through November 5, 2014.

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

Index
To further mitigate Capstead’s exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting interest rate swap agreements that typically require interest payments for two-year terms in order to lengthen the effective duration of its borrowings to more closely match the duration of its investments.  After consideration of all swap positions entered into as of quarter-end to hedge changes in short-term interest rates, the Company’s residential mortgage investments and related borrowings under repurchase arrangements had estimated durations at September 30, 2014 of 11½ and 10¼ months, respectively, for a net duration gap of approximately 1¼ months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repurchase arrangements if available at attractive terms.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivatives at September 30, 2014 and December 31, 2013, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: *
September 30, 2014	<0.25%	2.49%	(19.8)%	5.3%	6.5%
December 31, 2013	<0.25%	3.03%	(15.9)	(1.5)	(6.6)
Projected percentage change in portfolio and related derivative values: *
September 30, 2014	<0.25%	2.49%	–%	(0.2)%	(0.3)%
December 31, 2013	<0.25%	3.03%	–	(0.2)	(0.3)

*	Sensitivity of net interest margins as well as portfolio and related derivative values to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month net interest margin change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices, if investments made will behave in the same fashion as assets currently held or if management will choose to replace runoff with such assets.

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

Under the current QE initiative that began in September 2012 (referred to as QE3), the Federal Reserve had been purchasing $45 billion a month in long-term Treasury securities and $40 billion a month in fixed-rate Agency Securities, as well as replacing run off of existing holdings of fixed-rate Agency Securities.  In December 2013 the Federal Reserve announced that beginning in January 2014 it was reducing purchases of Treasuries and Agency Securities by $5 billion each and recently announced it will cease buying additional Treasury and Agency Securities after its October 2014 meeting, while continuing to replace portfolio runoff until  after it begins raising short-term interest rates.

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

With the Federal Reserve concluding its bond buying program and eventually allowing its existing holdings to begin running off, the risk is increasing that pricing for ARM Agency securities could be negatively affected as the buy-side support of such a large market participant is removed.  In addition, should the Federal Reserve decide to eventually reduce its holdings of fixed-rate Agency Securities through asset sales, the pricing for all Agency Securities could decline.  These actions could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described below.

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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:

•	Amortization of investment premiums on residential mortgage investments – Investment premiums on residential mortgage investments are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. The single largest determinant in amortizing investment premiums is actual portfolio runoff (scheduled and unscheduled principal paydowns) for a given accounting period. This is because the investment premium associated with actual runoff is effectively written off (amortized) when the runoff occurs pursuant to the interest method. Amortization is also affected by estimates and judgments related to future levels of mortgage prepayments used in determining additional amortization that may be necessary to achieve the required effective yield over the estimated life of the related investment. Mortgage prepayment expectations can change based on how current and projected changes in interest rates impact the economic attractiveness of mortgage refinance opportunities, if available, and other factors such as lending industry underwriting practices and capacity constraints, regulatory changes, borrower credit profiles and the health of the economy and housing markets. Management estimates mortgage prepayments based these factors and past experiences with specific investments within the portfolio. Should actual prepayment rates differ materially from these estimates, investment premiums would be expensed at a different pace.

•	Fair value and impairment accounting for residential mortgage investments – Nearly all of Capstead’s residential mortgage investments are held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions and the perceived credit quality of Agency Securities. Considerable judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity. See NOTE 10 to the consolidated financial statements (included under Item 1 of this report) for discussion of how Capstead values its residential mortgage investments. Generally, gains or losses are recognized in earnings only if sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs that is determined to be other-than-temporary, the difference between amortized cost and fair value would be recognized in earnings as a component of Other revenue (expense) if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale. Other-than-temporary impairment of a mortgage security due to other factors would be recognized in Accumulated other comprehensive income.

Index
•	Accounting for derivative financial instruments – Capstead uses derivatives for risk management purposes. Derivatives are recorded as assets or liabilities and carried at fair value and consequently, changes in vlue of these instruments enter into the calculation of book value per common share. Fair values fluctuate with current and projected changes in interest rates and other factors such as the Company’s and its counterparties’ nonperformance risk. Judgment is required to develop estimated fair values.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2014.

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

Index
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

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: November 5, 2014	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: November 5, 2014	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer