Form 10-K
period 2014-12-31
CAPSTEAD MORTGAGE CORP
filed 2015-02-27
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number:	001-08896

CAPSTEAD MORTGAGE CORPORATION
(Exact name of Registrant as specified in its Charter)

Maryland	75‑2027937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8401 North Central Expressway, Suite 800, Dallas, TX	75225-4404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (214) 874-2323

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock ($0.01 par value)	New York Stock Exchange
$7.50% Series E Cumulative Redeemable Preferred Stock ($0.10 par value)	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑ NO ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES ☑ NO☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that Registrant was required to submit and post such files).
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

At June 30, 2014 the aggregate market value of the common stock held by nonaffiliates was $1,238,555,013.

Number of shares of Common Stock outstanding at February 27, 2015:   95,812,050

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the 2015 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

CAPSTEAD MORTGAGE CORPORATION
2014 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas.  Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.”  Capstead was incorporated in the state of Maryland in 1985 and its common and preferred stocks are listed on the New York Stock Exchange under the symbols “CMO” and “CMOPRE,” respectively.

Capstead’s investment strategy involves managing an appropriately leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of relatively short-duration adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac (together, the “GSEs”), or by an agency of the federal government, Ginnie Mae.  Residential mortgage pass-through securities guaranteed by the GSEs or Ginnie Mae, referred to as “Agency Securities,” are considered to have limited, if any, credit risk because of federal government support for the GSEs.  This strategy differentiates Capstead from its peers because ARM loans underlying its investment portfolio can reset to more current interest rates within a relatively short period of time.  This positions the Company to benefit from a potential recovery in financing spreads that typically contract during periods of rising interest rates and can result in smaller fluctuations in portfolio values compared to portfolios containing a significant amount of longer-duration ARM and fixed-rate mortgage securities.  Duration is a common measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.

For further discussion of the Company’s business and financial condition, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Competition

As a residential mortgage REIT that focuses on investing in ARM Agency Securities, Capstead competes for the acquisition of suitable investments with other mortgage REITs, commercial banks, savings banks, insurance companies, and institutional investors such as private equity funds, mutual funds, pension funds and sovereign wealth funds.  Many of these entities have lower yield requirements as well as greater financial resources and access to capital than the Company.  Increased competition for the acquisition of ARM Agency Securities can result in higher pricing levels for such assets.  In addition, the availability of ARM Agency Securities for purchase in the secondary markets varies substantially with changes in market conditions.  Although higher pricing levels generally correspond to a higher book value per common share for the Company, higher prices paid for acquisitions can adversely affect portfolio yields and future profitability.

In addition, the federal government, through the Federal Reserve and the GSEs, has accumulated substantial holdings of primarily fixed-rate Agency Securities, largely in order to provide stimulus to the economy through what has been referred to as quantitative easing programs.  These programs have had the effect of supporting higher pricing for the entire Agency Securities market, including pricing for ARM Agency Securities.  While the Federal Reserve ceased adding to its holdings of fixed-rate Agency Securities late in 2014, it continues to provide economic stimulus by replacing portfolio runoff through open market purchases.  The Federal Reserve has indicated that it intends to cease replacing portfolio runoff after it begins to raise short-term interest rates.  This action, or a more dramatic reduction in government holdings of fixed-rate Agency Securities in the future, could result in lower pricing levels for Agency Securities, adversely affecting the Company’s book value per common share.

Regulation and Related Matters

Operating as a REIT investing in Agency Securities subjects Capstead to various federal tax and regulatory requirements.  For further discussion, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 28 through 32 under the captions “Risks Related to Capstead’s Status as a REIT and Other Tax Matters” and “Risk Factors Related to Capstead’s Corporate Structure,” which is incorporated herein by reference.

Employees

As of December 31, 2014, Capstead had 13 full-time employees and one part-time employee.

Website Access to Company Reports and Other Company Information

Capstead makes available on its website at www.capstead.com, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, investor presentations and press releases, including any amendments to such documents as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission (“SEC”) or otherwise publicly released.

The SEC maintains an Internet site (www.sec.gov) through which investors may view materials filed with the SEC.  Investors may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company makes available on its website charters for the committees of its board of directors, its Board of Directors’ Guidelines, its Amended and Restated Bylaws, its Code of Business Conduct and Ethics, its Financial Code of Professional Conduct and other information, including amendments to such documents and waivers, if any, to the codes.  Such information will also be furnished, free of charge, upon written request to Capstead Mortgage Corporation, Attention: Stockholder Relations, 8401 North Central Expressway, Suite 800, Dallas, Texas 75225-4404.

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

Under the captions “Risk Factors” and “Critical Accounting Policies” on pages 23 through 32 and 32 through 33, respectively, of Item 7 are discussions of risk factors and critical accounting policies affecting Capstead’s financial condition and results of operations that are an integral part of this report.  Readers are strongly urged to consider the potential impact of these factors and accounting policies on the Company while reading this document.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Capstead’s headquarters are located in Dallas, Texas in office space leased by the Company.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The New York Stock Exchange trading symbol for Capstead’s common stock is CMO. As of December 31, 2014, the Company had 1,201 common stockholders of record and depository companies held shares of common stock for 49,462 beneficial owners.

The high and low sales prices and dividends declared on Capstead’s common stock were as follows:

	Year ended December 31, 2014			Year ended December 31, 2013
	Sales Prices		Dividends	Sales Prices		Dividends
	High	Low	Declared	High	Low	Declared
First quarter	$13.15	$11.97	$0.34	$13.22	$11.62	$0.31
Second quarter	13.43	12.52	0.34	13.28	11.67	0.31
Third quarter	13.32	12.20	0.34	12.52	11.08	0.31
Fourth quarter	13.14	12.24	0.34	12.54	11.25	0.31

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on Capstead’s common stock, with the cumulative total return of the Russell 2000 Index and the NAREIT Mortgage REIT Index for the five years ended December 31, 2014 assuming the investment of $100 on December 31, 2009 and the reinvestment of dividends.  The stock price and dividend performance reflected in the graph is not necessarily indicative of future performance.

	Year ended December 31
	2009	2010	2011	2012	2013	2014
Capstead Mortgage Corporation	$100.00	$104.61	$118.65	$122.51	$142.66	$161.21
Russell 2000 Index	100.00	126.86	121.56	141.43	196.34	205.95
NAREIT Mortgage REIT Index	100.00	122.60	119.63	143.43	140.62	165.76

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

	As of or for the year ended December 31
	2014	2013	2012	2011	2010
Selected statement of income data:
Interest income on residential mortgage investments (before investment premium amortization)	$328,621	$341,009	$352,608	$311,154	$256,069
Investment premium amortization	(101,872)	(125,872)	(96,677)	(68,077)	(57,581)
Related interest expense	(65,155)	(66,368)	(69,101)	(57,328)	(47,502)
	161,594	148,769	186,830	185,749	150,986
Other interest income (expense) (a)	(8,173)	(8,165)	(7,790)	(8,192)	(7,200)
	153,421	140,604	179,040	177,557	143,786
Other revenue (expense)	(12,601)	(14,117)	(15,414)	(17,353)	(16,890)
Net income	$140,820	$126,487	$163,626	$160,204	$126,896
Net income per diluted common share (b)	$1.33	$0.93	$1.50	$1.75	$1.52
Cash dividends per share of common stock	1.36	1.24	1.49	1.76	1.51
Average diluted common stock outstanding	95,629	95,393	95,012	79,696	69,901
Selected balance sheet data:
Residential mortgage investments	$13,908,104	$13,475,874	$13,860,158	$12,264,906	$8,515,691
Total assets	14,389,069	14,015,968	14,469,263	12,844,622	8,999,362
Repurchase arrangements and similar borrowings	12,806,843	12,482,900	12,784,238	11,352,444	7,792,743
Long-term investment capital (“LTIC”):
Unsecured borrowings (net of related investments in statutory trusts prior to dissolution in December 2013)	100,000	100,000	99,978	99,978	99,978
Preferred stockholders’ equity	183,936	165,756	188,992	184,514	179,323
Common stockholders’ equity	1,206,835	1,200,027	1,308,133	1,108,193	848,102
Book value per common share (unaudited)	12.52	12.47	13.58	12.52	12.02
Key operating data: (unaudited)
Portfolio acquisitions (principal amount)	$3,191,256	$3,187,534	$4,206,459	$5,673,803	$3,299,600
Portfolio runoff (principal amount)	2,801,144	3,483,756	2,784,687	2,127,812	2,932,978
Common equity capital raised	–	–	142,036	231,673	10,423
Common stock repurchases	–	7,292	35,062	–	–
Year-end portfolio leverage ratio (c)	8.59:1	8.52:1	8.00:1	8.15:1	6.91:1
Average financing spreads on residentialmortgage investments (d)	1.17%	1.07%	1.38%	1.68%	1.93%
Average total financing spreads (d)	1.06	0.96	1.26	1.56	1.74
Average mortgage prepayment rates, (expressed as constant prepayment rates, or CPRs)	17.28	21.45	17.60	16.58	29.47
Return on average LTIC	9.95	8.72	10.98	13.14	12.08
Return on average common equity capital	10.37	7.08	11.15	13.94	12.68

(a)	Consists principally of interest on unsecured borrowings and is presented net of earnings of related statutory trusts prior to dissolution in December 2013.

(b)
Net income per diluted common share in 2013 includes reductions in net income available to common stockholders totaling $0.23 related to convertible preferred stock redemption preference premiums paid and dividends accruing on then-outstanding shares of convertible preferred stock from the May 2013 issue date of the Company’s Series E preferred stock through the June 2013 redemption of the convertible preferred stock.  See Item 7 pages 8 and 14 for further discussion.

(c)	Year-end portfolio leverage ratios were calculated by dividing repurchase arrangements and similar borrowings by long-term investment capital.

(d)
Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on Capstead’s residential mortgage investments, net of borrowing rates on repurchase arrangements and similar borrowings, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings.  See Item 7 page 14 for reconciliations of these measures and the Company’s rationale for using this non-GAAP financial measure.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Capstead operates as a self-managed REIT and earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of short-duration ARM Agency Securities, which are considered to have limited, if any, credit risk and reset to more current interest rates within a relatively short period of time.  Capstead’s strategy of investing in ARM Agency Securities positions the Company to benefit from potential recoveries in financing spreads that typically contract during periods of rising interest rates and experience smaller fluctuations in portfolio values compared to leveraged portfolios containing a significant amount of longer-duration ARM or fixed-rate mortgage securities.  Duration is a common measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.

Capstead finances its portfolio of ARM Agency Securities with borrowings under repurchase arrangements with commercial banks and other financial institutions (referred to as “repo” borrowings) supported by its long-term investment capital.  As of December 31, 2014, long-term investment capital totaled $1.49 billion and consisted of $1.21 billion of common and $184 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of unsecured borrowings that mature in 2035 and 2036.  Long-term investment capital increased by $25 million during 2014 primarily as a result of higher portfolio pricing levels and Series E preferred capital raised using an at-the-market continuous offering program, partially offset by lower pricing levels for interest rate swap agreements held for hedging purposes and dividend distributions in excess of earnings.

Capstead’s holdings of residential mortgage investments increased by $432 million during 2014 to $13.91 billion, with portfolio acquisitions exceeding portfolio runoff by $390 million (principal amount) and the remainder primarily attributable to an increase in overall portfolio pricing levels.  Repo borrowings increased by $324 million during 2014 to $12.81 billion.  Portfolio leverage (repo borrowings divided by long-term investment capital) increased to 8.59 to one at December 31, 2014 from 8.52 to one at December 31, 2013.  Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Capstead’s net income totaled $141 million or $1.33 per diluted common share for the year ended December 31, 2014, compared to $126 million or $0.93 per diluted common share in 2013.  Net income per diluted common share for 2013 includes reductions in net income available to common stockholders totaling $0.23 per diluted common share pertaining to redemption preference premiums paid and other effects of second quarter 2013 preferred capital transactions.  See pages 8 and 14 for further information.

Earnings were higher in 2014 reflecting improved net interest margins primarily as a result of $24 million in lower investment premium amortization reflecting lower mortgage prepayment rates, partially offset by lower cash yields on the portfolio and slightly lower borrowing costs.  Lower mortgage prepayment rates reflected higher prevailing mortgage interest rates during 2014 compared to rates that were available during the first half of 2013, which has made it less economically advantageous for borrowers to refinance.  Cash yields declined because of the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions.  Lower short-term incentive compensation costs also contributed to higher earnings in 2014.

Financing spreads on residential mortgage investments averaged 1.17% during 2014, compared to 1.07% during 2013.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of repo borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets,as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings.  See page 14 for a reconciliation of these GAAP and non-GAAP financial measures.  Yields on residential mortgage investments improved ten basis points to average 1.69% during 2014, reflecting 17 basis points in lower yield adjustments for investment premium amortization offset by seven basis points in lower cash yields.  Repo borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes, were lower by less than one basis point, averaging 0.52% during 2014.

Capstead remains a leader among its mortgage REIT peers in terms of operating efficiency.  Operating costs (salaries and benefits, incentive compensation and other general and administrative expense) expressed as an annualized percentage of long-term investment capital averaged 0.83% for 2014, six basis points lower than in 2013, primarily reflecting lower short-term incentive compensation costs.

The size and composition of Capstead’s investment portfolio depends on investment strategies being implemented by management, as well as overall market conditions, including the availability of attractively priced investments and suitable financing to leverage the Company’s investment capital.  Market conditions are influenced by, among other things, current and future expectations for short-term interest rates, mortgage prepayments and market liquidity.

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

Capital Transactions

In 2013 Capstead redeemed its then-outstanding convertible preferred stock using $164 million in net proceeds from a public offering of 6.8 million shares ($170 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, together with $43 million of cash on hand.  The convertible preferred stock that was redeemed had redemption preferences aggregating $207 million, a total of approximately $20 million in excess of these shares’ recorded amounts on the balance sheet.  This redemption preference premium is reflected as a reduction in net income available to common stockholders for the year ended December 31, 2013.

In late 2013 the Company began issuing additional shares of Series E preferred stock through an at-the-market continuous offering program.  During the year ended December 31, 2014, the Company issued 757,000 shares of Series E preferred stock at an average price of $24.01, net of expenses, for net proceeds of $18 million under this program.  Another 222,000 shares of Series E preferred stock were issued subsequent to year-end through February 27, 2015 at an average price of $24.65, net of expenses, for net proceeds of $5 million.

Additional amounts of Series E preferred capital and new common equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

Book Value per Common Share

Nearly all of Capstead’s residential mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock).  Fair value is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels, among other factors.  The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels generally within five years.  Because of these characteristics, the fair value of the Company’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to leveraged portfolios containing a significant amount of non-agency securities or longer-duration ARM and/or fixed-rate Agency Securities.

The following table illustrates the progression of Capstead’s book value per common share as well as changes in book value expressed as percentages of beginning book value for the indicated periods:

	As of and for the year ended December 31
	2014		2013		2012

Book value per common share, beginning of year	$12.47		$13.58		$12.52
Change in unrealized gains and losses on mortgage securities classified as available-for-sale	0.28		(1.05)		0.95
Change in unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of: Repo borrowings	0.06		0.08		(0.04)
Unsecured borrowings	(0.26)		0.19		0.02
	0.08	0.6%	(0.78)	(5.8)%	0.93	7.4%

One-time effects of second quarter 2013 preferred capital transactions	–		(0.28)		–
Other capital transactions:
Dividend distributions in excess of core earnings available to common stockholders*	(0.04)		(0.08)		(0.01)
(Dilution) accretion from capital raises	(0.01)		–		0.12
Accretion from common stock repurchases	–		0.01		0.02
Accretion related to stock awards	0.02		0.02		–
	(0.03)	(0.2)%	(0.33)	(2.4)%	0.13	1.1%
Book value per common share, end of year	$12.52		$12.47		$13.58

Change in book value per common share during the indicated year	$0.05	0.4%	$(1.11)	(8.2)%	$1.06	8.5%

*	Core earnings available to common stockholders is a non-GAAP financial measure that differs from net income available to common stockholders by excluding $0.23 in redemption preference premiums paid and other effects of the second quarter 2013 preferred capital transactions. See page 14 for a reconciliation of these financial measures and the Company’s rationale for using this non-GAAP financial measure.

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

By focusing on investing in short-duration ARM Agency Securities, changes in fair value caused by changes in interest rates are typically relatively modest compared to changes in fair value of investments in longer-duration ARM or fixed-rate assets.  Declines in fair value caused by increases in interest rates are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment.  This investment strategy positions the Company to benefit from potential recoveries in financing spreads that typically contract during periods of rising interest rates.

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the indicated periods (dollars in thousands):

	As of and for the year ended December 31
	2014	2013	2012
Residential mortgage investments, beginning of year	$13,475,874	$13,860,158	$12,264,906
Increase (decrease) in net unrealized gains on securities classified as available-for-sale	27,283	(101,001)	91,750
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.44%, 2.28% and 2.17%, respectively	3,191,256	3,187,534	4,206,459
Investment premiums on acquisitions*	116,707	138,811	178,407
Portfolio runoff (principal amount)	(2,801,144)	(3,483,756)	(2,784,687)
Investment premium amortization*	(101,872)	(125,872)	(96,677)
Residential mortgage investments, end of year	$13,908,104	$13,475,874	$13,860,158

*	Residential mortgage investments typically are acquired at a premium to the securities’ unpaid principal balances. Investment premiums are recognized in earnings as portfolio yield adjustments using the interest method over the estimated lives of the related investments. As such, the level of mortgage prepayments impacts how quickly investment premiums are amortized.

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  After consideration of any applicable initial fixed-rate periods, at December 31, 2014 approximately 86%, 9% and 5% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively.  Approximately 80% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at December 31, 2014 approximately 12% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods of up to nine years.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.  The Company’s ARM holdings featured the following characteristics at December 31, 2014 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$4,362,189	2.26%	2.14%	1.70%	3.28%	9.93%	5.6
Freddie Mac Agency Securities	1,647,969	2.38	2.23	1.82	2.35	10.27	7.0
Ginnie Mae Agency Securities	1,652,852	2.46	1.62	1.51	1.06	8.48	8.1
Residential mortgage loans	3,059	3.38	2.23	2.03	1.57	10.98	4.7
(56% of total)	7,666,069	2.33	2.05	1.69	2.60	9.69	6.4
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,607,355	2.78	2.25	1.69	4.42	7.79	38.3
Freddie Mac Agency Securities	1,941,687	2.85	2.30	1.74	3.72	7.92	41.7
Ginnie Mae Agency Securities	1,434,718	2.83	1.62	1.51	1.10	7.91	38.8
(44% of total)	5,983,760	2.82	2.11	1.66	3.40	7.86	39.5
	$13,649,829	2.54	2.08	1.68	2.95	8.89	20.9

Gross WAC (rate paid by borrowers) (c)		3.15
(a)	Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses. At December 31, 2014, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.27. This table excludes $6 million in fixed-rate Agency Securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps. At year-end, 69% of current-reset ARMs were subject to periodic caps averaging 1.80%; 20% were subject to initial caps averaging 2.66%; 10% were subject to lifetime caps averaging 7.69%; and 1% were not subject to a cap. All longer-to-reset ARM securities at December 31, 2014 were subject to initial caps.

(c)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

Capstead pledges its residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each such repo borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions.  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, routinely with terms of 30 to 90 days, and are accounted for as borrowings by the Company.  The Company maintains the beneficial interest in the specific securities pledged during each borrowing’s term and receives the related principal and interest payments.  The amount borrowed is generally equal to the fair value of the securities pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.”  Haircuts on outstanding repo borrowings averaged 4.5 percent and ranged from 3.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at December 31, 2014, little changed from the prior year.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $702 million of capital at risk with its lending counterparties at December 31, 2014.  The Company did not have capital at risk with any single counterparty exceeding 4.0% at December 31, 2014.

Repo borrowing rates are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of a repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing haircuts and rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.  When the fair value of pledged securities declines due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.  Conversely, if collateral fair values increase, lenders are required to release collateral back to the Company pursuant to Company-issued margin calls.

As of December 31, 2014 the Company’s repo borrowings totaled $12.81 billion with 27 counterparties at average rates of 0.38%, before the effects of interest rate swap agreements held as cash flow hedges and 0.58% including the effects of these derivatives.  To help mitigate exposure to higher short-term interest rates and to secure longer-term, committed financing, Capstead may enter into longer-dated repurchase arrangements if available at attractive rates and terms.  To this end, during the third and fourth quarters of 2014 the Company entered into $1.78 billion in 12- to 18-month repo borrowings at average rates of 0.56%.

To further reduce exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms.  Variable payments received by the Company under these swap agreements offset a significant portion of the interest accruing on a like amount of the Company’s 30- to 90-day repo borrowings.  As a result, the Company’s effective borrowing rate for these borrowings consists of fixed-rate payments made on the swap agreements adjusted for differences between variable rate payments received on the swap agreements and related actual repo borrowing rates, as well as the effects of measured hedge ineffectiveness.

At December 31, 2014, the Company held portfolio financing-related swap agreements totaling $7.70 billion notional amount with average contract expirations of 12 months.  These swap positions consisted of (a) $7.20 billion notional amount in currently-paying swap agreements requiring the payment of fixed rates of interest averaging 0.51% for average remaining interest-payment terms of 12 months and (b) $500 million notional amount in forward-starting swap agreements that will begin requiring fixed rate interest payments averaging 0.72% for two-year periods commencing in January 2015, with average contract expirations of 24 months.

The Company entered into new forward-starting swap agreements during 2014 with notional amounts totaling $2.30 billion requiring fixed rate interest payments averaging 0.62% for two-year periods commencing on various dates between April 2014 and January 2015.  Also during 2014, $1.30 billion notional amount of swaps requiring fixed rate interest payments averaging 0.55% matured, while $4.30 billion notional amount of previously acquired forward-starting swaps requiring fixed rate interest payments averaging 0.54% moved into current-pay status.

After consideration of all portfolio financing-related swap positions entered into as of year-end, the Company’s residential mortgage investments and related repo borrowings had estimated durations at December 31, 2014 of 11¼ and 9 months, respectively, for a net duration gap of approximately 2¼ months – see pages 21 and 22 under the caption “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing is residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repo borrowings if available at attractive terms.

Analysis of Quarterly Financing Spreads

Components of quarterly financing spreads on residential mortgage investments, a non-GAAP financial measure, and mortgage prepayment rates, were as follows for the indicated periods:

	2014				2013
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Yields on residential mortgage investments:(a)
Cash yields	2.43%	2.44%	2.46%	2.46%	2.48%	2.50%	2.52%	2.57%
Investment premium amortization	(0.77)	(0.84)	(0.75)	(0.67)	(0.74)	(1.14)	(0.99)	(0.84)
Adjusted yields	1.66	1.60	1.71	1.79	1.74	1.36	1.53	1.73
Related borrowing rates:(b)
Repo borrowing rates	0.36	0.32	0.32	0.34	0.38	0.37	0.39	0.41
Fixed swap rates	0.51	0.50	0.49	0.50	0.52	0.59	0.65	0.71
Adjusted borrowing rates	0.56	0.51	0.49	0.49	0.49	0.49	0.53	0.58
Financing spreads on residential mortgage investments(c)	1.10	1.09	1.22	1.30	1.25	0.87	1.00	1.15
CPR	17.58	19.18	17.22	15.16	17.14	25.49	23.12	20.05

(a)	Cash yields are based on the cash component of interest income. Investment premium amortization is determined using the interest method which incorporates actual and anticipated future mortgage prepayments. Both are expressed as a percentage calculated on an annualized basis on average amortized cost basis for the indicated periods.

(b)	Repo borrowing rates represent average rates on repurchase agreements and similar borrowings, before consideration of related currently-paying interest rate swap agreements.

Fixed swap rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements held for portfolio hedging purposes and exclude effects of the spread between LIBOR-based variable-rate payments received on these swaps and designated 30- to 90-day repo borrowing rates, as well as the effects of any hedge ineffectiveness.  These effects averaged 18 and 19 basis points on average currently-paying swap notional amounts outstanding during 2014 and 2013, respectively.

Adjusted borrowing rates reflect repo borrowing rates, fixed swap rates and the above-mentioned differences. All rates presented are expressed as a percentage calculated on an annualized basis for the indicated periods.

(c)	See page 14 for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to its related GAAP financial measure, total financing spreads.

Declines in cash yields have been muted in recent quarters as coupon interest rates on more of the loans underlying the portfolio reset to fully-indexed levels.  Investment premium amortization is primarily driven by changes in mortgage prepayment rates and investment premium levels.  During the first three quarters of 2013 the Company experienced relatively high levels of mortgage prepayments driven by improving housing markets and the availability of generationally-low mortgage interest rates that made it economically advantageous for mortgagors to refinance.  Mortgage prepayment rates began declining in September 2013 and reached a two-year low in the first quarter of 2014 largely because of higher prevailing mortgage interest rates as well as seasonal factors.  Average quarterly mortgage prepayment rates increased in both the second and third quarters of 2014 in large part due to seasonal factors.  In 2014 mortgage prepayment rates peaked in August at a CPR of 20.05% before beginning to recede in September reflecting the end of the summer selling season.  The cost basis of the portfolio (expressed as a ratio of amortized cost basis to unpaid principal balance) remained fairly stable during 2014, having increased less than 2 basis points during the year to 103.27 at December 31, 2014.  By comparison, from the end of 2010 to December 31, 2013 the Company’s cost basis increased a total of 123 basis points as older lower-basis securities prepaid and were replaced at higher prices, contributing to higher premium levels and larger yield adjustments for investment premium amortization.

Adjusted for portfolio financing-related and currently-paying interest rate swap agreements, borrowing rates averaged 0.56% during the fourth quarter of 2014, an increase of five basis points from the third quarter of 2014 reflecting a greater use of longer-dated repo borrowings and more portfolio-financing related interest rate swap agreements moving into current-pay status, as well as market pressure on year-end repo borrowing rates.  Future borrowing rates will be dependent on market conditions, including the availability of longer-term repo borrowings and interest rate swap agreements at attractive rates.  See NOTE 7 to the consolidated financial statements for further information regarding the Company’s currently-paying and forward-starting swap agreements.

Reconciliation of GAAP and non-GAAP Financing Spread Disclosures

Financing spreads on residential mortgage investments differs from total financing spreads, an all-inclusive GAAP measure, that is based on all interest-earning assets and liabilities.  Management believes presenting financing spreads on residential mortgage investments provides useful information for evaluating portfolio performance.  The following reconciles these measures for the indicated periods:

	2014				2013
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Financing spreads on residential mortgage investments	1.10%	1.09%	1.22%	1.30%	1.25%	0.87%	1.00%	1.15%
Impact of lower yields on other interest-earning assets*	(0.05)	(0.04)	(0.05)	(0.04)	(0.03)	(0.02)	(0.05)	(0.05)
Impact of higher borrowing rates on other interest-paying liabilities*	(0.07)	(0.06)	(0.07)	(0.07)	(0.07)	(0.06)	(0.06)	(0.06)
Total financing spreads	0.98	0.99	1.10	1.19	1.15	0.79	0.89	1.04

	2014	2013	2012	2011	2010

Financing spreads on residential mortgage investments	1.17%	1.07%	1.38%	1.68%	1.93%
Impact of lower yields on other interest- earning assets*	(0.05)	(0.04)	(0.06)	(0.04)	(0.07)
Impact of higher borrowing rates on other interest-paying liabilities*	(0.06)	(0.07)	(0.06)	(0.08)	(0.12)
Total financing spreads	1.06	0.96	1.26	1.56	1.74

*
Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of $100 million in unsecured borrowings (at an average borrowing rate of 8.49%) that the Company considers a component of its long-term investment capital and, where applicable, cash collateral payable to interest rate swap counterparties.

Reconciliation of Net income Available to Common Stockholders to Core Earnings Available to Common Stockholders and Related Per Share Information

Core earnings available to common stockholders and core earnings per diluted common share are non-GAAP financial measures that differ from the related GAAP measures of net income available to common stockholders and net income per diluted common share by excluding certain effects of the May 2013 initial public offering of the Company’s Series E preferred stock and the June 2013 redemption of then-outstanding convertible preferred stock.  Management believes presenting this metric on a core earnings basis provides useful, comparative information for evaluating performance.  The following reconciles these measures for the year ended December 31, 2013 (in thousands, except per share amounts):

		Per diluted common share
Net income available to common stockholders	$89,027	$0.93
Redemption preference premiums paid	19,924	0.21
Convertible preferred dividends accruing from the Series E preferred stock issue date to the convertible preferred redemption date	1,741	0.02
Core earnings available to common stockholders	$110,692	$1.16

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead’s investment strategy involves managing an appropriately leveraged portfolio of ARM Agency Securities that management believes can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates.  Repo borrowings generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently.  Consequently, potential liquidity inherent in the Company’s unencumbered residential mortgage investments is as important as the actual level of cash and cash equivalents carried on the balance sheet.  Potential liquidity is affected by, among other things:

•	current portfolio leverage levels,
•	changes in market value of assets pledged and interest rate swap agreements held for hedging purposes as determined by lending and swap counterparties,
•	principal prepayments,
•	collateral requirements of lenders and swap counterparties, and
•	general conditions in the commercial banking and mortgage finance industries.

Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”).  The Company’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of December 31, 2014 in comparison with December 31, 2013 (in thousands):

	Investments (a)	Repo Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Balances as of December 31, 2014:
Residential mortgage investments	$13,908,104	$12,806,843	$1,101,261	$446,049
Cash collateral receivable from swap counterparties, net (c)			27,762	–
Other assets, net of other liabilities			361,748	307,526
			$1,490,771	$753,575	8.59:1
Balances as of December 31, 2013	$13,475,874	$12,482,900	$1,465,783	$770,639	8.52:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.

(b)	Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.

(c)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties, if applicable, and the fair value of interest rate swap positions as of the indicated date.

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

At December 31, 2014 portfolio leverage and potential liquidity were largely unchanged from the prior year-end while the portfolio and long-term investment capital increased modestly.  Management believes current portfolio leverage levels represent an appropriate and prudent use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Tax Considerations of Dividends Paid on Capstead Common and Preferred Shares

Capstead’s common and preferred dividend distributions are generally characterized as ordinary income or non-taxable return of capital based on the relative amounts of the Company’s earnings and profits (taxable income, with certain prescribed adjustments) to total distributions applicable for a given tax year.  Distributions in excess of earnings and profits, if any, are characterized as non-taxable return of capital, reducing the tax basis of the related shares.  If the Company were to realize gains on sales of assets, a portion of its dividends may be characterized as long-term capital gains.  Except in limited circumstances, none of the Company’s dividends will be considered qualifying dividends eligible to be taxed at a reduced dividend tax rate.  All dividends taxable in 2014, 2013 and 2012 have been characterized as ordinary income.

In accordance with the spillover distribution provisions of IRC 857(b)(9), $0.226769 of the fourth quarter 2014 common dividend of $0.34 paid in January 2015 was taxable in 2014 and the remaining $0.113231 is expected to be taxable in 2015.  Similarly, $0.214753 of the fourth quarter 2013 common dividend of $0.31 paid in January 2014 was taxable in 2013 and the remaining $0.095247 was taxable in 2014.  Dividend characterization for all tax years is available in the investor relations section of the Company’s website at www.capstead.com.  Due to the complex nature of applicable tax rules, it is recommended that stockholders consult their tax advisors to ensure proper tax treatment of dividends received.

Off-Balance Sheet Arrangements and Contractual Obligations

At December 31, 2014, Capstead did not have any off-balance sheet arrangements.  The Company’s contractual obligations at December 31, 2014 were as follows (in thousands):

	Payments Due by Period*
	Total	12 Months or Less	13 – 36 Months	37 – 60 Months	>Than 60 Months
Repo borrowings	$12,824,838	$11,972,335	$852,085	$290	$128
Unsecured borrowings	232,336	8,153	10,894	11,661	201,628
Interest rate swap agreements designated as cash flow hedges of:
Repo borrowings	16,533	16,533	–	–	–
Unsecured borrowings	25,280	–	4,042	3,195	18,043
Portfolio acquisitions settling subsequent to year-end	39,956	39,956	–	–	–
Corporate office lease	1,597	277	573	597	150
	$13,140,540	$12,037,254	$867,594	$15,743	$219,949

*	Repo borrowings include an interest component based on contractual rates in effect at year-end. Obligations under interest rate swap agreements are net of variable-rate payments owed to the Company under the agreements’ terms that are based on market interest rate expectations as of year-end.

RESULTS OF OPERATIONS

	Year ended December 31
	2014	2013	2012
Income statement data (in thousands, except per share data)
Interest income on residential mortgage investments (before investment premium amortization)	$328,621	$341,009	$352,608
Investment premium amortization	(101,872)	(125,872)	(96,677)
Related interest expense	(65,155)	(66,368)	(69,101)
	161,594	148,769	186,830
Other interest income (expense)	(8,173)	(8,165)	(7,790)
	153,421	140,604	179,040
Other revenue (expense):
Salaries and benefits	(4,112)	(3,962)	(4,055)
Short-term incentive compensation	(2,115)	(3,565)	(5,043)
Long-term incentive compensation	(2,075)	(1,814)	(1,874)
Other general and administrative expense	(4,157)	(4,476)	(4,271)
Miscellaneous other revenue (expense)	(142)	(300)	(171)
	(12,601)	(14,117)	(15,414)
Net income	$140,820	$126,487	$163,626
Net income per diluted common share	$1.33	$0.93	$1.50
Average diluted shares outstanding	95,629	95,393	95,012
Key operating statistics (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.45%	2.52%	2.67%
Investment premium amortization	(0.76)	(0.93)	(0.73)
Adjusted yields	1.69	1.59	1.94
Other interest-earning assets	0.08	0.10	0.16
Total average yields	1.64	1.55	1.88
Average borrowing rates:
Repo borrowings:
Repo borrowing rates	0.34	0.39	0.39
Fixed swap rates	0.50	0.62	0.79
Adjusted borrowing rates	0.52	0.52	0.56
Unsecured borrowings	8.49	8.49	8.49
Total average borrowing rates	0.58	0.59	0.62
Average financing spreads on residential mortgage investments, a non-GAAP financial measure (a)	1.17	1.07	1.38
Average total financing spreads	1.06	0.96	1.26
Average net yield on total interest-earning assets	1.11	1.01	1.31
Average CPR	17.28	21.45	17.60
Average balance information:
Residential mortgage investments (cost basis)	$13,424	$13,551	$13,190
Other interest-earning assets	398	336	446
Repo borrowings	12,651	12,703	12,443
Currently-paying swap agreements (notional amounts)	6,548	3,999	3,794
Unsecured borrowings (included in long-term investment capital)	100	103	103
Long-term investment capital (“LTIC”)	1,500	1,548	1,567
Portfolio leverage	8.43:1	8.21:1	7.94:1
Operating costs as a percentage of average LTIC	0.83%	0.89%	0.97%
Return on average LTIC	9.95	8.72	10.98
Return on average common equity capital	10.37	7.08	11.15

(a)	Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on Capstead’s residential mortgage investments, net of repo borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes. This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings. See page 14 for reconciliations of these measures and the Company’s rationale for using this non-GAAP financial measure.

2014 Compared to 2013

Capstead’s net income totaled $141 million or $1.33 per diluted common share for the year ended December 31, 2014, compared to $126 million or $0.93 per diluted common share in 2013.  Net income per diluted common share for 2013 includes reductions in net income available to common stockholders totaling $0.23 per diluted common share pertaining to redemption preference premiums paid and other effects of second quarter 2013 preferred capital transactions.

Earnings were higher in 2014 reflecting improved net interest margins primarily as a result of lower investment premium amortization reflecting lower mortgage prepayment rates, partially offset by lower cash yields on the portfolio and slightly lower borrowing costs.  Lower short-term incentive compensation costs also contributed to higher earnings in 2014.

Financing spreads on residential mortgage investments averaged 1.17% during 2014, compared to 1.07% reported for 2013.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of repo borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings.  See page 14 for a reconciliation of these GAAP and non-GAAP financial measures.

Yields on residential mortgage investments averaged 1.69% during 2014, ten basis points higher than yields reported for 2013.  Cash yields averaged 2.45% during 2014, seven basis points lower than in 2013 reflecting the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions.  The rate of decline in cash yields has slowed over the last two years reflecting more loans underlying the portfolio resetting to fully-indexed levels.  The yield adjustment for investment premium amortization averaged 76 basis points during 2014, an improvement of 17 basis points over 2013.  Investment premium amortization declined by $24 million, reflecting a 19% decline in mortgage prepayment rates to an average CPR of 17.28% for the year.  Lower mortgage prepayment rates reflected higher prevailing mortgage interest rates during 2014 compared to rates that were available during the first half of 2013, which has made it less economically advantageous for borrowers to refinance.

Repo borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes, were lower by less than one basis point, averaging 0.52% during 2014.  Unadjusted repo borrowing rates averaged 0.34% during 2014, five basis points lower than rates reported for 2013.  This decline in rates was realized even as the Company took advantage of healthy repo market conditions by securing $1.78 billion in 12- and 18-month repo borrowings at average rates of 0.56% during the latter half of 2014.  The benefits to adjusted borrowing rates from lower repo borrowing rates were largely negated by a greater percentage of swap agreements moving into current-pay status, even as average fixed swap rates declined from rates in effect during the prior year with the expiration of older, higher-rate swaps.  Currently-paying swap balances averaged $6.55 billion during 2014, compared to $4.00 billion for 2013.  Fixed swap rates exclude differences between LIBOR-based variable-rate payments received on these swaps and designated 30- to 90-day repo borrowing rates, as well as the effects of any hedge ineffectiveness.  These differences averaged 18 and 19 basis points on average currently-paying swap notional amounts outstanding during 2014 and 2013, respectively.  Future repo borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-term repo borrowings and interest rate swap agreements at attractive rates.

Operating costs as a percentage of long-term investment capital averaged 0.83% for 2014, six basis points lower than reported for 2013, primarily reflecting lower short-term incentive compensation costs.  See NOTE 12 to the accompanying consolidated financial statements (included in Item 8 of this report) for additional information regarding the Company’s compensation programs.

2013 Compared to 2012

Capstead’s net income totaled $126 million or $0.93 per diluted common share for the year ended December 31, 2013, compared to $164 million or $1.50 per diluted common share for 2012.  Net income per diluted common share for the year ended December 31, 2013 includes reductions in net income available to common stockholders totaling $0.23 per diluted common share pertaining to redemption preference premiums paid and other one-time effects of second quarter 2013 preferred capital transactions.

Financing spreads on residential mortgage investments averaged 1.07% during 2013, compared to 1.38% reported for 2012.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on the Company’s residential mortgage investments, net of borrowing rates on repurchase arrangements and similar borrowings, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings.  See page 14 for a reconciliation of these GAAP and non-GAAP financial measures.

Lower financing spreads reflect (a) lower cash yields on the portfolio because of the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions, and (b) higher investment premium amortization because of higher levels of mortgage prepayments as well as higher prices paid for portfolio acquisitions in recent years.  Borrowing rates were modestly lower as older, higher rate interest rate swap agreements used for hedging purposes were replaced at lower rates.  Although unchanged year over year at 39 basis points, unhedged repo borrowing rates declined from levels experienced the latter half of 2012 in response to improving market conditions for short-term borrowings.

Yields on residential mortgage securities averaged 1.59% during 2013, which was 35 basis points lower than yields reported for 2012.  Cash yields averaged 2.52% during 2013, which was 15 basis points lower than cash yields reported for 2012.  Investment premium amortization totaled $126 million for 2013, representing yield adjustments of 93 basis points, compared to amortization of $97 million or 73 basis points for 2012.  Approximately 83% of the increase in investment premium amortization is attributable to higher levels of mortgage prepayments due largely to relatively low mortgage interest rates available through early May of 2013.  The remaining increase is primarily attributable to increases in the cost basis of the portfolio.

Repo borrowing rates, adjusted for interest rate hedging transactions, averaged 0.52% during 2013, a decrease of four basis points from 2012.  Before adjusting for the effects of interest rate swap agreements held as cash flow hedges, repo borrowings rates averaged 0.39% during 2013, largely unchanged from rates reported for 2012.  Market rates for repo borrowings increased throughout 2012 while trending lower during 2013 due to changes in market conditions, including less competition for borrowings as a result of significant declines in portfolio holdings experienced by the Company’s mortgage REIT peers.  Rates on $4.00 billion of the Company’s average repo borrowings during 2013 were largely fixed through the use of interest rate swap agreements.  The corresponding amount was $3.79 billion for 2012.  Fixed-rate payment requirements on the Company’s currently-paying swap positions, before certain adjustments including changes in spreads between variable rates on the swap agreements and related actual borrowings and the effects of measured hedge ineffectiveness, averaged 0.62% for 2013, which was 17 basis points lower than rates reported for 2012, reflecting the expiration of older, higher-rate swaps that were replaced at lower rates.

Operating costs as a percentage of long-term investment capital averaged 0.89% during 2013, eight basis points lower than reported for 2012.  The decline is largely attributable to lower accruals under the Company’s incentive compensation programs, which were substantially revised during 2013.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are repo borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down repo borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” on page 15 illustrates management’s estimate of additional funds potentially available to the Company as of December 31, 2014 and the accompanying discussion provides insight into the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead pledges its residential mortgage investments as collateral under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each such repo borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions.  As of December 31, 2014, the Company had uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 27 of these counterparties.  Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Repo borrowings totaled $12.81 billion at December 31, 2014, with $11.03 billion maturing within 90 days.  Repo borrowings began the year at $12.48 billion and averaged $12.65 billion during the year.  Average repo borrowings during the year can differ from year-end balances for a number of reasons including portfolio growth or contraction as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to higher short-term interest rates and to secure longer-term, committed financing, Capstead may enter into longer-dated repurchase arrangements if available at attractive rates and terms.  To this end, during the latter half of 2014 the Company entered into $1.78 billion in 12- to 18-month repo borrowings.  To further reduce exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms.  These derivative financial instruments are designated as cash flow hedges of a like amount of repo borrowings.  At December 31 2014, portfolio financing-related swap agreements totaling $7.70 billion notional amount with average contract expirations of 12 months, consisting of (a) $7.20 billion notional amount in currently-paying swap agreements requiring the payment of fixed rates of interest averaging 0.51% for average remaining interest-payment terms of 12 months and (b) $500 million notional amount in forward-starting swap agreements that will begin requiring fixed rate interest payments averaging 0.72% for two-year periods commencing in January 2015, with average contract expirations of 24 months.

Relative to the floating rate terms of the Company’s $100 million in unsecured borrowings that begin at various dates between October 2015 and September 2016, the Company entered into forward-starting swap agreements to effectively lock in fixed rates of interest that will average 7.56% beginning in September 2016 through maturity in 2035 and 2036.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements to manage interest rate risk.

In late 2013 the Company began issuing shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program.  During 2014, the Company raised $18 million in new preferred equity capital under this program.  Subsequent to year-end through February 27, 2015 an additional $5 million in new preferred equity capital was raised under the program.

Additional amounts of Series E preferred capital and new common equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

Interest Rate Risk

Because Capstead’s residential mortgage investments consist almost entirely of Agency Securities, which are considered to have limited, if any, credit risk, interest rate risk is the primary market risk faced by the Company.  Interest rate risk is highly sensitive to a number of factors, including economic conditions, government fiscal policy, central bank monetary policy and banking regulation.  By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration ARM or fixed-rate assets.  These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment.  This strategy also positions the Company to benefit from potential recoveries in financing spreads that typically contract during periods of rising interest rates.

To further reduce exposure to higher short-term interest rates, the Company uses longer-dated repo borrowings, if available at attractive rates and terms, as well as currently-paying and forward-starting interest rate swap agreements that typically require interest payments for two-year terms.  These transactions lengthen the effective duration of the Company’s borrowings to more closely match the duration of its investments.  After consideration of all swap positions entered into as of year-end to hedge changes in short-term interest rates, the Company’s residential mortgage investments and related repo borrowings had estimated durations at December 31, 2014 of 11¼ and 9 months, respectively, for a net duration gap of approximately 2¼ months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repo borrowings if available at attractive terms.

Capstead performs sensitivity analyses using a model to estimate the effects that specific interest rate changes can reasonably be expected to have on net interest margins and portfolio values.  All investments, related repo borrowings and derivative financial instruments held are included in these analyses.  For net interest margin modeling purposes, the model incorporates management’s assumptions for mortgage prepayment levels for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums and reinvesting portfolio runoff.  These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior under normal market conditions unaffected by changes in market liquidity.  For portfolio valuation modeling purposes, a static portfolio is assumed.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related repo borrowings and derivative financial instruments at December 31, 2014 and December 31, 2013, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: *
December 31, 2014	<0.25%	2.17%	(21.5)%	7.1%	9.5%
December 31, 2013	<0.25	3.03	(15.9)	(1.5)	(6.6)
Projected percentage change in portfolio and related derivative values: *
December 31, 2014	<0.25	2.17	0.1	(0.2)	(0.3)
December 31, 2013	<0.25	3.03	–	(0.2)	(0.3)

*	Sensitivity of net interest margins as well as portfolio and related repo borrowings and derivative values to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month net interest margin change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices, if investments made will behave in the same fashion as assets currently held or if management will choose to replace runoff with such assets.

The projected 12-month percentage changes in net interest margins were more pronounced at December 31, 2014 compared to the prior year-end primarily reflecting greater use of currently-paying interest rate swap agreements and longer-dated repo borrowings.  As a result, the Company’s net interest margins are projected to decline more over the ensuing 12 months in the Down 0.50% scenario than projected the prior year-end because more of its borrowing costs are fixed and therefore will not benefit from lower repo borrowing rates.  Conversely, the Company is projected to benefit more from having a greater amount of its borrowing costs fixed over the ensuing 12 months in the Up 0.50% and Up 1.00% scenarios than projected the prior year-end.

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

Risks Related to Capstead’s Business

Monetary policy actions by the Federal Reserve could adversely affect Capstead’s liquidity, financial condition and earnings.  Over the last seven years the Federal Reserve has employed a number of new policy initiatives, most notably the purchase of U.S. Treasury securities and Agency Securities.  This expansion of the Federal Reserve’s balance sheet is often referred to as quantitative easing or QE.  The policy goals of the QE initiatives were to support the GSEs and the housing markets, and otherwise improve economic and labor market conditions by exerting downward pressure on longer term interest rates, including mortgage interest rates.

Under the last QE initiative that began in 2012 (referred to as QE3), the Federal Reserve purchased $45 billion a month in long-term Treasury securities and $40 billion a month in fixed-rate Agency Securities, as well as replaced run off of existing holdings of fixed-rate Agency Securities.  In January 2014 the Federal Reserve began reducing purchases of Treasuries and Agency Securities and ceased buying additional Treasury and Agency Securities in November 2014, while continuing to replace portfolio runoff.  The Federal Reserve has indicated that it will continue replacing portfolio runoff until after it begins raising short-term interest rates.

In general, QE elevated pricing for Agency Securities resulting in declining yields on new purchases and lower mortgage interest rates, resulting in higher mortgage prepayment rates.  The Company’s net interest margins, and therefore earnings, were adversely affected over time as existing, lower-cost portfolio was replaced with higher-cost, lower-yielding securities.  See discussion below regarding the negative effects of higher mortgage prepayment levels.

With the Federal Reserve concluding its bond buying program and eventually allowing its existing holdings to begin running off, pricing for ARM Agency securities could be negatively affected as the buy-side support of such a large market participant is removed.  In addition, should the Federal Reserve decide to eventually reduce its holdings of fixed-rate Agency Securities through asset sales, the pricing for all Agency Securities could decline.  These actions could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described below.

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

It is anticipated that over the next several years U.S. policy makers will reach a consensus on what the long-term role of the federal government in general, and the GSEs in particular, will have in the housing markets.  In this regard there have been numerous proposals put forth by members of Congress, the Treasury Department and federal regulators regarding GSE reform.  The actual or perceived credit quality of Agency Securities could be adversely affected by market uncertainty over any legislative or regulatory initiatives that impact the relationship between the GSEs and the federal government.  A significantly reduced role by the federal government or other changes in the guarantees provided by Ginnie Mae, the GSEs or their successors could adversely affect the credit profile and pricing of existing holdings and/or future issuances of Agency Securities and whether the Company’s strategy of holding a leveraged portfolio of Agency Securities remains viable, which could adversely affect earnings and book value per common share.

Failure of the federal government to reduce future annual federal budget deficits could adversely impact Capstead’s liquidity, financial condition and earnings.   The increasing amount of outstanding federal debt relative to the size of the U.S. economy, particularly in light of projected growth in federal government spending and resulting federal budget deficits, could eventually lead to a decline in the market’s perception of the creditworthiness of the federal government.  Because market participants rely on the federal government’s continued support of the GSEs, the perception of credit risk associated with Agency Securities and, therefore, the pricing of existing holdings of Agency Securities could be adversely affected.  In addition, political discord over the U.S. fiscal policy could create broader financial turmoil and uncertainty, which may weigh heavily on the global banking system and limit the availability and/or terms and conditions of repo borrowings which could adversely impact the Company’s liquidity, earnings and book value per common share, as more fully described below.

Legislative and regulatory actions could adversely affect the availability and/or terms and conditions of borrowings under repurchase arrangements and consequently, the Company’s liquidity, financial condition and earnings.  In 2010 the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in order to restrict certain business practices of systemically significant participants in the financial markets, which include many of the Company’s lending counterparties.  Additionally, changes in regulatory capital requirements and other leverage constraints are being implemented worldwide.  It remains unclear how significant of an impact Dodd Frank and changes in regulatory capital requirements will have on the financial markets in general and on the Company’s strategy of holding a leveraged portfolio of Agency Securities.  However, it is possible that the availability and/or terms and conditions of repo borrowings could be adversely affected which could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described below.

An increase in prepayments may adversely affect Capstead’s liquidity, financial condition and earnings.  When short- and long-term interest rates are at nearly the same levels (i.e., a “flat yield curve” environment), or when long-term interest rates decrease, the rate of principal prepayments on mortgage loans underlying mortgage securities generally increases due to the availability of lower mortgage interest rates to homeowners.  Mortgage interest rates and the general availability of mortgage credit can also be impacted by regulatory changes in Agency guarantee fees, loan level pricing adjustments, down payment requirements, as well as other underwriting requirements.  Prolonged periods of high mortgage prepayments can significantly reduce the expected life of the Company’s portfolio of residential mortgage investments; therefore, actual yields the Company realizes can be lower due to faster amortization of investment premiums, which could adversely affect earnings.  High levels of mortgage prepayments can also lead to larger than anticipated demands on the Company’s liquidity from its lending counterparties, as more fully described below.  Additionally, periods of high prepayments can adversely affect pricing for Agency Securities in general and, as a result, book value per common share can be adversely affected due to declines in the fair value of the Company’s remaining portfolio and the elimination of any unrealized gains on that portion of the portfolio that prepays.

Changes in interest rates, whether increases or decreases, may adversely affect Capstead’s liquidity, financial condition and earnings.  Capstead’s earnings depend primarily on the difference between the interest received on its residential mortgage investments and the interest paid on its related borrowings, net of the effect of derivatives held for hedging purposes.  The Company finances its investments primarily at 30- to 90-day interest rates.  Coupon interest rates on only a portion of the ARM loans underlying the Company’s securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan.  Consequently, interest rates on related borrowings not effectively fixed through the use of interest rate swap agreements can rise to levels that may exceed yields on these securities in a rising short-term interest rate environment.  This can contribute to lower, or in more extreme circumstances, negative financing spreads and, therefore, adversely affect earnings.  Because rising interest rates tend to put downward pressure on financial asset prices, Capstead may be presented with substantial margin calls during such periods adversely affecting the Company’s liquidity.  If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses.  At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining repo borrowings, which could result in losses.  In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

During periods of relatively low short-term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may adversely affect yields on the Company's ARM securities as the underlying ARM loans reset at lower rates.  If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected.

Periods of illiquidity in the mortgage markets may reduce amounts available to be borrowed under  repurchase arrangements due to declines in the perceived value of related collateral, which could adversely impact Capstead’s liquidity, financial condition and earnings.  Capstead generally finances its residential mortgage investments by pledging them as collateral under uncommitted repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis.  The amount borrowed under a repurchase arrangement is limited to a percentage of the estimated market value of the pledged collateral and is specified at the inception of the transaction.  The portion of the pledged collateral held by the lender that is not advanced under the repurchase arrangement is referred to as margin collateral and the resulting margin percentage is required to be maintained throughout the term of the borrowing.  If the perceived market value of the pledged collateral as determined by the Company’s lenders declines, the Company may be subject to margin calls wherein the lender requires the Company to pledge additional collateral to reestablish the agreed-upon margin percentage.  Because market illiquidity tends to put downward pressure on asset prices, Capstead may be presented with substantial margin calls during such periods.  If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses.  At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining repo borrowings, which could result in losses.  In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

Periods of illiquidity in the mortgage markets may reduce the number of counterparties willing to lend to the Company and/or the amounts individual counterparties are willing to lend via repurchase arrangements, which could adversely affect the Company’s liquidity, financial condition and earnings.  Capstead enters into repurchase arrangements with numerous commercial banks and other financial institutions, both foreign and domestic, routinely with maturities of 30 to 90 days.  The Company’s ability to achieve its investment objectives depends on its ability to re-establish or roll maturing repo borrowings on a continuous basis and none of the Company’s counterparties are obligated to enter into new repurchase transactions at the conclusion of existing transactions.  If a counterparty chooses not to roll a maturing borrowing, the Company must pay off the borrowing, generally with cash available from another repurchase arrangement entered into with another counterparty.  If the Company determines that it does not have sufficient borrowing capacity with its remaining counterparties, it could be forced to reduce its portfolio leverage by selling assets under potentially adverse market conditions, resulting in losses.  This risk is increased if Capstead relies on any single counterparty for a significant portion of its repo borrowings.  An industry-wide reduction in the availability of repo borrowings could adversely affect pricing levels for Agency Securities leading to further declines in the Company’s liquidity and book value per common share.  Under these conditions, the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.  In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

If Capstead is unable to negotiate favorable terms and conditions on future repo borrowings with one or more of the Company’s lending counterparties, the Company’s liquidity, financial condition and earnings could be adversely impacted. The terms and conditions of each repurchase arrangement are negotiated on a transaction-by-transaction basis, and these borrowings generally are re-established, or rolled, at maturity. Key terms and conditions of each transaction include interest rates, maturity dates, asset pricing procedures and margin requirements.  The Company cannot assure investors that it will be able to continue to negotiate favorable terms and conditions on its future repo borrowings.  For instance, during periods of market illiquidity or due to perceived credit deterioration of the collateral pledged or the Company itself, a lender may require that less favorable asset pricing procedures be employed, margin requirements be increased and/or may choose to limit or completely curtail lending to the Company.  Under these conditions, the Company may determine it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining repo borrowings, which could result in losses.

Capstead’s use of repo borrowings to finance its investments may expose the Company to losses if a lending counterparty seeks bankruptcy protection, or otherwise defaults on its obligation to deliver pledged collateral back to the Company.  Repurchase arrangements involve the sale and transfer of pledged collateral to the lending counterparty and a simultaneous agreement to repurchase the transferred assets at a future date.  This may make it difficult for the Company to recover its pledged assets if a lender files for bankruptcy or otherwise fails to deliver pledged collateral back to the Company and subject the Company to losses to the extent of any margin amounts (pledged assets in excess of amounts borrowed) held by the lending counterparty.

Capstead’s use of repo borrowings to finance its investments may give the Company’s lending counterparties greater rights if the Company seeks bankruptcy protection, exposing the Company to losses.  Repo borrowings may qualify for special treatment under the U.S. Bankruptcy Code.  If the Company files for bankruptcy, its lending counterparties could avoid the automatic stay provisions of the U.S. Bankruptcy Code and liquidate pledged collateral without delay, which could result in losses to the extent of any margin amounts held by the lending counterparties.

Capstead may sell assets for various reasons, including a change in the Company’s investment focus, which could increase earnings volatility.  Capstead may periodically sell assets to enhance its liquidity during periods of market illiquidity or rising interest rates or the Company may change its investment focus requiring it to sell some portion of its existing investments.  Gains or losses resulting from any such asset sales, or from terminating any related longer-dated repo borrowings or interest rate swap agreements, could increase the Company’s earnings volatility.

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

Capstead may be subject to adverse legislative or regulatory tax changes that could reduce the market price of the Company’s securities.  Federal income tax laws or the administrative interpretations of those laws can change at any time.  Any such changes in laws or interpretations thereof may apply retroactively and could adversely affect Capstead or its stockholders.  Capstead cannot predict any impact on the value of its securities from adverse legislative or regulatory tax changes.

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

There are risks associated with ownership of Capstead’s Series E Preferred Stock.  Risks associated with ownership of the Company’s Series E preferred stock include:

•	Redemption rights: The Series E preferred stock is redeemable by the Company, in whole or in part, at any time on or after May 13, 2018, or pursuant to a Special Optional Redemption Right upon the occurrence of a Change of Control, as both terms are defined in the Series E Articles Supplementary, at a cash redemption price of $25.00 plus all accrued and unpaid dividends to, but not including, the date of redemption, which may be less than the prevailing market price for shares of the Series E preferred stock.
•	Limited conversion rights: Holders of shares of the Series E preferred stock may convert into shares of common stock only upon the occurrence of a Change of Control, and only if the Company does not exercise its Special Optional Redemption Right. Even if this were to occur, it may not be economically advantageous to convert based on then existing conversion ratios and trading levels of the common stock.
•	Subordination: The Series E preferred stock is subordinate to all of the Company’s existing and future debt. None of the provisions relating to the Series E preferred stock limit the Company’s ability to incur future debt. Future debt may include restrictions on the Company’s ability to pay dividends on, redeem, or pay the liquidation preference on shares of the Series E preferred stock.
•	Dilution through issuance of additional shares of preferred stock: The Company’s charter currently authorizes the issuance of up to 100 million shares of preferred stock in one or more series. The issuance of additional preferred stock on parity with or senior to the Series E preferred stock would dilute the interests of Series E preferred stockholders, and could affect the Company’s ability to pay dividends on, redeem, or pay the liquidation preference on, the Series E preferred stock. None of the provisions relating to the Series E preferred stock limit the Company’s ability to issue additional preferred stock on parity with Series E preferred stock.

•	Limited voting rights: Voting rights as a holder of Series E preferred stock are limited. The Company’s common stock is currently the only class of stock carrying full voting rights. Voting rights for holders of shares of Series E preferred stock exist primarily with respect to (i) adverse changes in the terms of the Series E preferred stock, (ii) the creation of additional classes or series of preferred stock that are senior to the Series E preferred stock, and (iii) the non-payment of six quarterly dividends (whether or not consecutive) are in arrears.

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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:

•	Amortization of investment premiums on residential mortgage investments – Investment premiums on residential mortgage investments are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets. The single largest determinant in amortizing investment premiums is actual portfolio runoff (scheduled and unscheduled principal paydowns) for a given accounting period. This is because the investment premium associated with actual runoff is amortized when the runoff occurs pursuant to the interest method. Amortization is also affected by estimates and judgments related to future levels of mortgage prepayments used in determining additional amortization that may be necessary to achieve the required effective yield over the estimated life of the related investment.

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

•	Fair value and impairment accounting for residential mortgage investments – Nearly all of Capstead’s residential mortgage investments are held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income. As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions and the perceived credit quality of Agency Securities. Judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity. See NOTE 10 to the consolidated financial statements (included under Item 8 of this report) for discussion of how Capstead values its residential mortgage investments.

Generally, gains or losses are recognized in earnings only if securities are sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs that is determined to be other-than-temporary, the difference between amortized cost and fair value would be recognized in earnings as a component of Other revenue (expense) if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale.  Other-than-temporary impairment of a mortgage security due to other factors would be recognized in Accumulated other comprehensive income.

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

The information required by this item is included above in Item 7 of this report on pages 7 through 33 and is incorporated herein by reference.

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

We have audited the accompanying consolidated balance sheets of Capstead Mortgage Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP
Dallas, Texas
February 27, 2015

Consolidated Balance Sheets

(In thousands, except pledged and per share amounts)

	December 31
	2014	2013
Assets
Residential mortgage investments ($13.48 and $13.12 billion pledged under repurchase arrangements at December 31, 2014 and December 31, 2013, respectively)	$13,908,104	$13,475,874
Cash collateral receivable from interest rate swap counterparties	53,139	25,502
Interest rate swap agreements at fair value	1,657	5,005
Cash and cash equivalents	307,526	413,356
Receivables and other assets	118,643	96,231
	$14,389,069	$14,015,968
Liabilities
Repurchase arrangements and similar borrowings	$12,806,843	$12,482,900
Interest rate swap agreements at fair value	27,034	11,304
Unsecured borrowings	100,000	100,000
Common stock dividend payable	34,054	30,872
Accounts payable and accrued expenses	30,367	25,109
	12,998,298	12,650,185
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized: 7.50% Cumulative Redeemable Preferred Stock, Series E, 7,618 and 6,861 shares issued and outstanding ($190,454 and $171,521 aggregate liquidation preferences) at December 31, 2014 and December 31, 2013, respectively	183,936	165,756
Common stock - $0.01 par value; 250,000 shares authorized: 95,848 and 95,807 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	958	958
Paid-in capital	1,325,340	1,329,792
Accumulated deficit	(346,885)	(349,866)
Accumulated other comprehensive income	227,422	219,143
	1,390,771	1,365,783
	$14,389,069	$14,015,968

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year ended December 31
	2014	2013	2012
Interest income
Residential mortgage investments	$226,749	$215,137	$255,931
Other	315	322	698
	227,064	215,459	256,629
Interest expense
Repurchase arrangements and similar borrowings	(65,155)	(66,368)	(69,101)
Unsecured borrowings	(8,488)	(8,736)	(8,747)
	(73,643)	(75,104)	(77,848)
	153,421	140,355	178,781
Other revenue (expense)
Salaries and benefits	(4,112)	(3,962)	(4,055)
Short-term incentive compensation	(2,115)	(3,565)	(5,043)
Long-term incentive compensation	(2,075)	(1,814)	(1,874)
Other general and administrative expense	(4,157)	(4,476)	(4,271)
Miscellaneous other revenue (expense)	(142)	(300)	(171)
	(12,601)	(14,117)	(15,414)
Income before equity in earnings of unconsolidated affiliates	140,820	126,238	163,367
Equity in earnings of unconsolidated affiliates	–	249	259
Net income	$140,820	$126,487	$163,626
Net income available to common stockholders
Net income	$140,820	$126,487	$163,626
Less preferred stock dividends	(13,781)	(17,536)	(21,021)
Less redemption preference premiums paid	–	(19,924)	–
	$127,039	$89,027	$142,605

Basic and diluted net income per common share	$1.33	$0.93	$1.50

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year ended December 31
	2014	2013	2012
Net income	$140,820	$126,487	$163,626

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	27,283	(101,001)	91,750
Amounts related to cash flow hedges:
Change in net unrealized gains (losses)	(41,059)	9,320	(22,262)
Reclassification adjustment for amounts included in net income	22,055	16,914	19,882
	8,279	(74,767)	89,370
Comprehensive income	$149,099	$51,720	$252,996

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2011	$184,514	$883	$1,257,653	$(354,883)	$204,540	$1,292,707
Net income	–	–	–	163,626	–	163,626
Change in unrealized gain on mortgage securities, net	–	–	–	–	91,750	91,750
Amounts related to cash flow hedges, net	–	–	–	–	(2,380)	(2,380)
Cash dividends:
Common – $1.49 per share	–	–	(1,785)	(141,660)	–	(143,445)
Preferred	–	–	–	(21,021)	–	(21,021)
Conversion of preferred stock	(1)	–	1	–	–	–
Additions to capital	4,479	109	146,362	–	–	150,950
Common share repurchases	–	(30)	(35,032)	–	–	(35,062)
Balance at December 31, 2012	188,992	962	1,367,199	(353,938)	293,910	1,497,125
Net income	–	–	–	126,487	–	126,487
Change in unrealized gain on mortgage securities, net	–	–	–	–	(101,001)	(101,001)
Amounts related to cash flow hedges, net	–	–	–	–	26,234	26,234
Cash dividends:
Common – $1.24 per share	–	–	(13,830)	(104,932)	–	(118,762)
Preferred	–	–	–	(17,536)	–	(17,536)
Redemption of convertible preferred stock	(187,109)	–	(19,924)	–	–	(207,033)
Conversion of preferred stock	(1,883)	2	1,881	–	–	–
Issuance of Series E preferred stock	165,756	–	–	–	–	165,756
Other additions to capital	–	–	1,752	53	–	1,805
Common share repurchases	–	(6)	(7,286)	–	–	(7,292)
Balance at December 31, 2013	165,756	958	1,329,792	(349,866)	219,143	1,365,783
Net income	–	–	–	140,820	–	140,820
Change in unrealized gain on mortgage securities, net	–	–	–	–	27,283	27,283
Amounts related to cash flow hedges, net	–	–	–	–	(19,004)	(19,004)
Cash dividends:
Common – $1.36 per share	–	–	(6,365)	(124,058)	–	(130,423)
Preferred	–	–	–	(13,781)	–	(13,781)
Issuance of Series E preferred stock	18,180	–	–	–	–	18,180
Other additions to capital	–	–	1,913	–	–	1,913
Balance at December 31, 2014	$183,936	$958	$1,325,340	$(346,885)	$227,422	$1,390,771

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31
	2014	2013	2012
Operating activities
Net income	$140,820	$126,487	$163,626
Noncash items:
Amortization of investment premiums	101,872	125,872	96,677
Amortization of equity-based awards	2,390	2,201	2,236
Other depreciation and amortization	137	162	195
Incentive compensation paid in shares of common stock	–	–	2,799
Change in measureable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	76	(168)	(411)
Gain on sales of foreclosed real estate	–	–	(273)
Net change in receivables, other assets, accounts payable and accrued expenses	3,517	6,658	(919)
Net cash provided by operating activities	248,812	261,212	263,930
Investing activities
Purchases of residential mortgage investments	(3,307,963)	(3,326,345)	(4,384,866)
Interest receivable acquired with the purchase of residential mortgage investments	(5,313)	(5,559)	(7,180)
Proceeds from sales of foreclosed real estate	–	–	2,010
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	2,785,337	3,516,634	2,756,772
Net cash (used in) provided by investing activities	(527,939)	184,730	(1,633,264)
Financing activities
Proceeds from repurchase arrangements and similar borrowings	128,594,880	136,909,245	127,808,676
Principal payments on repurchase arrangements and similar borrowings	(128,270,935)	(137,210,576)	(126,376,876)
(Increase) decrease in cash collateral receivable from interest rate swap counterparties	(27,637)	24,470	(1,467)
Cash paid to redeem convertible preferred stock	–	(207,033)	–
Common stock repurchases	–	(7,292)	(35,062)
Proceeds from capital raising activities:
Issuance of preferred stock	18,180	165,756	4,479
Issuance of common stock	–	–	142,035
Other capital stock transactions	(468)	(410)	(585)
Dividends paid	(140,723)	(132,191)	(173,138)
Net cash provided by (used in) financing activities	173,297	(458,031)	1,368,062
Net change in cash and cash equivalents	(105,830)	(12,089)	(1,272)
Cash and cash equivalents at beginning of year	413,356	425,445	426,717
Cash and cash equivalents at end of year	$307,526	$413,356	$425,445

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2014

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

NOTE 2 — ACCOUNTING POLICIES
Basis of Presentation

The consolidated financial statements include the accounts of Capstead Mortgage Corporation and its wholly-owned and majority-owned subsidiaries over which it exercises control.  Capstead also consolidates, if appropriate, any variable interest entities in which it holds an interest.  Common securities held by the Company in statutory trusts organized to issue long-term unsecured borrowings (prior to the dissolution of these trusts in December 2013 – see NOTE 5) were not considered variable interests at risk pursuant to variable interest entity accounting principles and were accounted for as investments in unconsolidated affiliates.  Investments in any unconsolidated affiliates are initially recorded at cost and subsequently adjusted for the Company’s equity in earnings and losses and cash contributions and distributions.  Intercompany balances and transactions are eliminated.  Prior year amounts related to equity-based compensation for employees (see NOTE 12) have been reclassified from Salary and benefits to Long-term incentive compensation in the Statements of Income.

Recent Accounting Pronouncements

In June 2014 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-11, Transfers and Servicing:  Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (“ASU 2014-11”).  ASU 2014-11 requires repurchase-to-maturity transactions to be accounted for as financings and eliminates existing guidance regarding so-called “linked transactions” between a buyer of securities and a seller that also provides related repurchase financings.  ASU 2014-11 also introduces new disclosure requirements and is effective for periods beginning after December 15, 2014.  The adoption of ASU 2014-11 by the Company is not expected to have any effect on its results of operations, financial condition, or cash flows.

Use of Estimates

The use of estimates is inherent in the preparation of financial statements.  Amortization of investment premiums on financial assets is based in part on estimates of future levels of mortgage prepayments, which are impacted by future changes in interest rates and other factors.  While the actual level of mortgage prepayments for a given accounting period is the single largest determinant in amortizing investment premiums, if expectations for future levels of mortgage prepayments increase substantially, earnings could be adversely affected.

Fair values of financial instruments are estimated based on a market approach using available market information and appropriate valuation methodologies (Level Two Inputs); however, judgment is required in interpreting market data to develop these estimates.  Fair values fluctuate on a daily basis and are influenced by changes in, and market expectations for changes in, interest rates, market liquidity conditions and levels of mortgage prepayments, as well as other factors.  Accordingly, estimates of fair value are as of the balance sheet dates and are not necessarily indicative of the amounts that could be realized in a current market exchange.  The use of different market assumptions and estimation methodologies may have a material effect on estimated fair values.  Judgment is also exercised in making impairment conclusions and estimating impairment charges.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash on hand and highly liquid investments with original maturities of three months or less when purchased.

Financial Assets

Capstead’s financial assets consist almost exclusively of Agency Securities classified as available-for-sale and carried at fair value with unrealized gains and losses reported as a separate component of Accumulated other comprehensive income.  Loans classified as held for investment or mortgage securities classified as held-to-maturity are recorded at amortized cost (unpaid principal balance, adjusted for unamortized investment premiums and discounts).  Interest is recorded as income when earned.  Investment premiums and discounts are recognized as adjustments to interest income by the interest method, generally over the expected life of the related financial assets. Realized gains and losses from sales are recorded as a component of Other revenue (expense).  The specific identification method is used to determine the cost of financial assets sold.  Financial assets are reviewed for potential impairment at each balance sheet date.  Other-than-temporary impairments of investments in mortgage securities can occur with changes in the Company’s intent or ability to hold the mortgage securities until any declines in fair value are recovered and as a result of adverse changes in the financial condition of the issuer(s) such that a full recovery of cost basis is no longer expected.  The amount of any such other-than-temporary impairment for an investment in a mortgage security is measured by comparing the recorded amount of the security to its fair value.  Other-than-temporary impairment charges would be recorded as a component of Other revenue (expense) if the impairment results from changes in in the Company’s intent or ability to hold the securities.  Should other-than-temporary impairment arise as a result of adverse changes in the financial condition of the issuer(s) without changing the Company’s intent and ability to hold the securities, the credit component of the impairment would be recorded as a component of Other revenue (expense) and with any remainder recorded as a component of Other comprehensive income.

Borrowings

Capstead’s borrowings are carried at their principal balances outstanding.  Debt issue costs associated with Unsecured borrowings are recorded in Receivables and other assets, and are recognized as adjustments to interest expense by the interest method over the term of these borrowings.

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

Derivative Financial Instruments (“Derivatives”)

Derivatives used by Capstead for risk management purposes are carried at fair value as assets or liabilities.  The accounting for changes in fair value of each Derivative held depends on whether it has been designated as a hedge for accounting purposes, as well as the type of hedging relationship identified.  Capstead will typically designate any Derivatives held as cash flow hedges related to a designated portion of its current and anticipated future borrowings.  To qualify as a cash flow hedge, at the inception of the hedge relationship the Company must document that the hedge relationship is anticipated to be highly effective and monitor ongoing effectiveness on at least a quarterly basis.  As long as the hedge relationship remains effective, the effective portion of changes in fair value of the Derivative is recorded in Accumulated other comprehensive income and the ineffective portion is recorded in interest expense.  The effective portion of changes in fair value is reclassified from Accumulated other comprehensive income to earnings over the term of the Derivative primarily in the form of Derivative cash flows that are either in excess of or lower than market rates.  Changes in fair value of Derivatives not held as accounting hedges, if any, or for which the hedge relationship is no longer considered highly effective, are recorded in Miscellaneous other revenue (expense).

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

Holding Derivatives creates exposure to credit risk related to the potential for failure on the part of counterparties to honor their commitments.  In addition, the Company is required to post collateral based on any declines in the market value of the Derivatives.  In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the Derivative.  To mitigate this risk, the Company uses only well-established commercial banks as counterparties and, pursuant to recent regulatory changes, most Derivatives held at December 31, 2014 were entered into through exchanges designed in part to mitigate credit risk.

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

Long-term Incentive Compensation

Capstead provides its employees and its directors with long-term incentive compensation in the form of equity-based awards.  Equity-based compensation costs are initially measured at the estimated fair value of the awards on the grant date developed using appropriate valuation methodologies, as adjusted for estimates of future award forfeitures.  Valuation methodologies used and subsequent expense recognition is dependent upon each award’s service and performance conditions, the latter also referred to as performance metrics.

Compensation costs for stock awards subject only to service conditions are measured at the closing stock price on the dates of grant and are recognized as expense on a straight-line basis over the requisite service periods for the awards, as adjusted for changes in estimated, and ultimately actual, forfeitures.  Compensation costs for components of stock awards and restricted stock units (“RSUs”) subject to nonmarket-based performance metrics, (i.e. metrics not predicated on changes in the Company’s stock price) are measured at the closing stock price on the dates of grant, adjusted for the probability of achieving certain benchmarks included in the performance metrics.  These initial cost estimates are recognized as expense over the requisite performance periods, as adjusted for changes in estimated, and ultimately actual, forfeitures and performance.  Compensation costs for components of RSUs subject to market-based performance metrics are measured at the dates of grant using a Monte Carlo simulation model which incorporates into the valuation the inherent uncertainty regarding the achievement of the market-based performance metrics.  These initial valuation amounts are recognized as expense over the requisite performance periods, subject only to adjustments for changes in estimated, and ultimately actual, forfeitures.

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

Dividend Classification

Capstead records common and preferred stock dividends in the Accumulated deficit component of Stockholders’ equity only to the extent of available earnings for the related period.  Any dividends declared in excess of available earnings are considered a return of capital for financial reporting purposes and are recorded as reductions of Paid-in capital.  The tax and financial reporting classification of dividends can differ primarily as a result of differences between taxable income and Net income and how taxable income is allocated to dividends paid.

NOTE 3 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income, after (a) deducting dividends paid or accrued on preferred stock, (b) deducting any preferred stock redemption premiums paid and (c) allocating earnings to equity awards deemed to be participating securities pursuant to the two-class method, by the weighted average number of shares of common stock outstanding, calculated excluding unvested stock awards.  Participating securities include any unvested equity awards that contain non-forfeitable rights to dividends prior to vesting.

Diluted net income per common share is computed by dividing the numerator used to compute basic net income per common share after adding back any dividends on shares of convertible preferred stock (prior to their redemption in June 2013 and when such shares were dilutive), by the denominator used to compute basic net income per common share, further adjusted for the dilutive effect, if any, of equity awards and shares of convertible preferred stock.  Shares of the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock first issued in May 2013 are contingently convertible into shares of common stock only upon the occurrence of a change in control and therefore are not considered dilutive securities absent such an occurrence.  Any unvested equity awards that are deemed participating securities are included in the calculation of diluted net income per common share, if dilutive, under either the two-class method or the treasury stock method, depending upon which method produces the more dilutive result.

Components of the computation of basic and diluted net income per common share were as follows for the indicated periods (dollars in thousands, except per share amounts):

	Year ended December 31
	2014	2013	2012
Basic net income per common share
Numerator for basic net income per common share:
Net income	$140,820	$126,487	$163,626
Redemption preference premiums paid on Convertible preferred stock	–	(19,924)	–
Preferred stock dividends	(13,781)	(17,536)	(21,021)
Earnings participation of unvested equity awards	(95)	(139)	(372)
	$126,944	$88,888	$142,233
Denominator for basic net income per common share:
Weighted average common stock outstanding	95,789	95,679	95,115
Average unvested stock awards outstanding	(398)	(506)	(522)
	95,391	95,173	94,593
	$1.33	$0.93	$1.50
Diluted net income per common share
Numerator for diluted net income per common share:
Numerator for basic net income per common share	$126,944	$88,888	$142,233
Dividends on dilutive convertible preferred stock	–	44	298
	$126,944	$88,932	$142,531
Denominator for diluted net income per common share:
Denominator for basic net income per common share	95,391	95,173	94,593
Net effect of dilutive equity awards	238	145	111
Net effect of dilutive convertible preferred stock	–	75	308
	95,629	95,393	95,012
	$1.33	$0.93	$1.50

Securities that could be potentially dilutive in the future that were not included in the computation of diluted net income per common share because to do so would have been antidilutive during the indicated periods were as follows (in thousands):

	Year ended December 31
	2014	2013	2012
Antidilutive convertible preferred stock	–	–	16,493
Antidilutive equity awards excludable under the treasury stock method:
Shares issuable under option awards	15	30	10
RSUs	–	243	–

NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics were as follows as of the indicated dates (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
December 31, 2014
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$1,660	$4	$1,664	$1,665	6.63%	6.45%
ARMs	10,230,419	328,781	10,559,200	10,800,332	2.51	1.72
Ginnie Mae ARMs	2,983,659	103,911	3,087,570	3,099,168	2.63	1.53
	13,215,738	432,696	13,648,434	13,901,165	2.54	1.69
Residential mortgage loans:
Fixed-rate	1,848	2	1,850	1,850	6.96	5.46
ARMs	3,046	13	3,059	3,059	3.73	3.14
	4,894	15	4,909	4,909	4.95	3.97
Collateral for structured financings	1,997	33	2,030	2,030	8.11	7.62
	$13,222,629	$432,744	$13,655,373	$13,908,104	2.54	1.69
December 31, 2013
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$2,158	$6	$2,164	$2,167	6.67%	6.40%
ARMs	10,675,620	343,452	11,019,072	11,231,057	2.58	1.59
Ginnie Mae ARMs	2,145,639	74,396	2,220,035	2,233,495	2.64	1.57
	12,823,417	417,854	13,241,271	13,466,719	2.59	1.59
Residential mortgage loans:
Fixed-rate	2,633	3	2,636	2,636	6.99	5.62
ARMs	4,244	18	4,262	4,262	3.81	3.46
	6,877	21	6,898	6,898	5.03	4.27
Collateral for structured financings	2,220	37	2,257	2,257	8.09	7.34
	$12,832,514	$417,912	$13,250,426	$13,475,874	2.59	1.59

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale (see NOTE 9).

(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the year then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

Because of federal government support for the GSEs, Agency Securities are considered to have limited, if any, credit risk.  Residential mortgage loans held by Capstead were originated prior to 1995 when Capstead operated a mortgage conduit and the related credit risk is borne by the Company.  Collateral for structured financings consists of private residential mortgage securities that are backed by loans obtained through this mortgage conduit and are pledged to secure repayment of related structured financings.  Credit risk for these securities is borne by the related bondholders.  The maturity of Residential mortgage investments is directly affected by prepayments of principal on the underlying mortgage loans.  Consequently, actual maturities will be significantly shorter than the portfolio’s weighted average contractual maturity of 290 months.

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

Capstead classifies its ARM securities based on each security’s average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM securities have months to roll of less than 18 months while longer-to-reset ARM securities have months to roll of 18 months or greater.  As of December 31, 2014, the average months to roll for the Company’s $7.67 billion (amortized cost basis) in current-reset ARM securities was 6.4 months while the average months to roll for the Company’s $5.98 billion (amortized cost basis) in longer-to-reset ARM securities was 39.5 months.

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

NOTE 6 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS

Capstead pledges its Residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as borrowings.  The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.  The amount borrowed is generally equal to the fair value of the securities pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.”  Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing haircuts and rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase arrangements at the conclusion of existing repurchase arrangements. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements.  These actions are referred to as margin calls.  Conversely, in response to increases in fair value of pledged securities, the Company routinely margin calls its lending counterparties in order to return previously pledged collateral.

Repurchase arrangements and similar borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
December 31, 2014
Borrowings with maturities of 30 days or less:
Agency Securities	$10,401,080	$24,045	$9,878,889	0.35%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	1,205,570	2,248	1,150,924	0.35
Agency Securities (greater than 90 days)	1,874,892	4,640	1,775,000	0.56
Similar borrowings:
Collateral for structured financings*	2,030	–	2,030	8.11
	$13,483,572	$30,933	$12,806,843	0.38
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges (see NOTE 7)				0.58

December 31, 2013
Borrowings with maturities of 30 days or less:
Agency Securities	$12,169,534	$28,195	$11,578,211	0.38%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	951,966	2,068	902,432	0.38
Similar borrowings:
Collateral for structured financings*	2,257	–	2,257	8.09
	$13,123,757	$30,263	$12,482,900	0.38
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.49

*	The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral. Additionally, these financings are subject to redemption by the residual bondholders.

Average borrowings outstanding differed from respective year-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Year ended December 31
	2014		2013
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives held as cash flow hedges for the indicated years	$12,651,061	0.52%	$12,702,941	0.52%

Interest paid on Repurchase arrangements and similar borrowings, including related Derivative cash flows, totaled $59.7 million, $71.1 million and $69.5 million during 2014, 2013 and 2012, respectively.

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

During 2014 Capstead entered into swap agreements with notional amounts of $2.30 billion.  These swap agreements require fixed rate interest payments averaging 0.62% for two-year periods commencing on various dates between April 2014 and January 2015.  Also during 2014, $1.30 billion notional amount of swaps requiring fixed rate interest payments averaging 0.55% matured, while $4.30 billion notional amount of forward-starting swaps requiring fixed rate interest payments averaging 0.54% moved into current-pay status.

At December 31, 2014, the Company’s portfolio of financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement
Currently-paying contracts:
First quarter 2015	$1,100,000	0.50%
Second quarter 2015	200,000	0.43
Third quarter 2015	400,000	0.47
Fourth quarter 2015	1,200,000	0.45
First quarter 2016	1,700,000	0.51
Second quarter 2016	1,100,000	0.47
Third quarter 2016	700,000	0.56
Fourth quarter 2016	800,000	0.66
(average expiration: 12 months)	7,200,000	0.51
Forward-starting contracts:
First quarter 2017 (average expiration: 24 months)	500,000	0.72
(average expiration: 12 months)	$7,700,000

In addition to portfolio financing-related swap positions, in 2010 the Company entered into three forward-starting, three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million and average fixed rates of 4.09% with 20-year payment terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings which begin between October 30, 2015 and September 15, 2016.  These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate associated with the floating-rate terms of these long-term borrowings (see NOTE 8).

Interest rate swap agreements are measured at fair value on a recurring basis primarily using Level Two Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  In determining fair value estimates for these Derivatives, Capstead utilizes the standard methodology of netting the discounted future fixed cash payments and the discounted future variable cash receipts which are based on expected future interest rates derived from observable market interest rate curves.  Related net interest payable at the balance sheet date is recorded separately.  The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining the fair value of these Derivatives.  In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation of these agreements.

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	December 31
	Location	2014	2013
Balance sheet-related
Swap agreements in a gain position (an asset) related to:
Borrowings under repurchase arrangements	(a)	$1,657	$1,094
Unsecured borrowings	(a)	–	3,911
Swap agreements in a loss position (a liability) related to:
Borrowings under repurchase arrangements	(a)	(6,332)	(11,304)
Unsecured borrowings	(a)	(20,702)	–
Related net interest payable	(b)	(9,516)	(5,493)
		$(34,893)	$(11,792)

(a)	The fair value of Derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates totaled $12.2 million at December 31, 2014.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Year ended December 31
	Net Income	2014	2013	2012
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions		$(22,055)	$(16,914)	$(19,882)
Amount of gain (loss) recognized (ineffective portion)		(473)	24	(542)
Increase in interest expense and decrease in Net income as a result of the use of Derivatives	*	$(22,528)	$(16,890)	$(20,424)
Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income (loss) (effective portion)		$(41,059)	$9,320	$(22,262)

*	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the Statements of Income.

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

	Offsetting of Derivative Assets
	Gross	Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset in the Balance Sheet (a)
	Amounts of Recognized Assets	Offset in the Balance Sheet	Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2014
Counterparty 2	$–	$95	$95	$(95)	$–	$–
Counterparty 4	1,128	434	1,562	(1,562)	–	–
	$1,128	$529	$1,657	$(1,657)	$–	$–
December 31, 2013
Counterparty 1	$3,911	$–	$3,911	$(3,911)	$–	$–
Counterparty 2	634	–	634	(634)	–	–
Counterparty 4	460	–	460	(460)	–	–
	$5,005	$–	$5,005	$(5,005)	$–	$–

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross	Gross Amounts	Net Amounts of Liabilities	Gross Amounts Not Offset in the Balance Sheet (c)
	Amounts of Recognized Liabilities (b)	Offset in the Balance Sheet	Presented in the Balance Sheet (a)	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2014
Derivatives by counterparty:
Counterparty 1	$24,533	$–	$24,533	$–	$(24,533)	$–
Counterparty 2	4,042	95	4,137	(95)	(4,042)	–
Counterparty 3	736	–	736	–	(736)	–
Counterparty 4	6,710	434	7,144	(1,562)	(5,582)	–
	36,021	529	36,550	(1,657)	(34,893)	–
Repurchase arrangements and similar borrowings	12,812,947	–	12,812,947	(12,812,947)	–	–
	$12,848,968	$529	$12,849,497	$(12,814,604)	$(34,893)	$–
December 31, 2013
Derivatives by counterparty:
Counterparty 1	$6,002	$–	$6,002	$(3,911)	$(2,091)	$–
Counterparty 2	6,352	–	6,352	(634)	(5,718)	–
Counterparty 3	1,581	–	1,581	–	(1,581)	–
Counterparty 4	2,862	–	2,862	(460)	(2,402)	–
	16,797	–	16,797	(5,005)	(11,792)	–
Repurchase arrangements and similar borrowings	12,487,604	–	12,487,604	(12,487,604)	–	–
	$12,504,401	$–	$12,504,401	$(12,492,609)	$(11,792)	$–

(a)	Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

(b)	Amounts include accrued interest of $9.5 million and $5.5 million on interest rate swap agreements and $6.1 million and $4.7 million on repurchase arrangements and similar borrowings, included in “Accounts payable and accrued expenses” on the face of the Balance Sheets as of December 31, 2014 and December 31, 2013, respectively.

(c)	Amounts presented are limited to recognized assets and collateral pledged associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

Changes in Accumulated other comprehensive income by component for the three years ended December 31, 2014 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2011	$(30,159)	$234,699	$204,540
Activity for the year ended December 31, 2012:
Other comprehensive income (loss) before reclassifications	(22,262)	91,750	69,488
Amounts reclassified from accumulated other comprehensive income	19,882	–	19,882
Other comprehensive income (loss)	(2,380)	91,750	89,370
Balance at December 31, 2012	(32,539)	326,449	293,910
Activity for the year ended December 31, 2013:
Other comprehensive income (loss) before reclassifications	9,320	(101,001)	(91,681)
Amounts reclassified from accumulated other comprehensive income	16,914	–	16,914
Other comprehensive income (loss)	26,234	(101,001)	(74,767)
Balance at December 31, 2013	(6,305)	225,448	219,143
Activity for the year ended December 31, 2014:
Other comprehensive income (loss) before reclassifications	(41,059)	27,283	(13,776)
Amounts reclassified from accumulated other comprehensive income	22,055	–	22,055
Other comprehensive income (loss)	(19,004)	27,283	8,279
Balance at December 31, 2014	$(25,309)	$252,731	$227,422

NOTE 8 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes originally issued in 2005 and 2006 to three special-purpose statutory trusts formed to issue $3.1 million of the trusts’ common securities to Capstead and to privately place $100 million of so-called trust preferred securities with unrelated third party investors.  In December 2013 the statutory trusts were dissolved after the subordinated notes were distributed to the holders of the trusts’ common and preferred securities.  Included in Receivables and other assets are $2.1 million in remaining issue costs at December 31, 2014 associated with the original issuance of these notes.  Note balances and related weighted average interest rates as of the indicated dates (calculated including issue cost amortization) were as follows (dollars in thousands):

	December 31, 2014		December 31, 2013
	Borrowings Outstanding	Average Rate *	Borrowings Outstanding	Average Rate *
Junior subordinated notes associated with:
Capstead Mortgage Trust I	$35,000	8.31%	$35,000	8.31%
Capstead Mortgage Trust II	40,000	8.46	40,000	8.46
Capstead Mortgage Trust III	25,000	8.78	25,000	8.78
	$100,000	8.49	$100,000	8.49

*
The indicated weighted average rates have been in effect since issuance.  After considering cash flow hedges that coincide with the floating rate terms of these borrowings that begin October 30, and December 15, 2015 for the notes associated with Capstead Mortgage Trusts I and II and September 15, 2016 for the notes associated with Capstead Mortgage Trust III, the effective borrowing rate will average 7.56% beginning September 15, 2016 through maturity, subject to certain adjustments for the effects of measured hedge ineffectiveness, if any.

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

Since issuance, the weighted average effective interest rate for Unsecured borrowings (calculated including issue cost amortization) was 8.49% and related interest paid was $8.4 million, $8.6 million, and $8.6 million during 2014, 2013 and 2012, respectively.

NOTE 9 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

This note provides fair value-related disclosures as of the indicated balance sheet dates for Capstead’s financial assets and liabilities, most of which are influenced by changes in, and market expectations for changes in, interest rates and market liquidity conditions, as well as other factors beyond the control of management.  All fair values were determined using Level 2 Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).

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

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Residential mortgage loans	$4,909	$5,000	$6,898	$7,000
Interest rate swap agreements	1,657	1,657	5,005	5,005
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	2,128,517	2,128,400	36,299	36,300
Unsecured borrowings	100,000	100,500	100,000	101,000
Interest rate swap agreements	27,034	27,034	11,304	11,304

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
December 31, 2014
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,559,231	$243,351	$2,218	$10,800,364
Ginnie Mae	3,087,570	16,755	5,157	3,099,168
Residential mortgage securities classified as held-to-maturity	3,663	124	–	3,787
December 31, 2013
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	11,019,116	224,456	12,468	11,231,104
Ginnie Mae	2,220,035	18,384	4,924	2,233,495
Residential mortgage securities classified as held-to-maturity	4,376	211	–	4,587

	December 31, 2014		December 31, 2013
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$706,839	$5,320	$39,030	$380
Less than one year	1,095,724	2,055	2,857,724	17,012
	$1,802,563	$7,375	$2,896,754	$17,392

Capstead’s investment strategy involves managing a leveraged portfolio of relatively short-duration ARM Agency Securities and management expects these securities will be held until payoff absent a major shift in strategy or a severe contraction in the Company’s ability to obtain financing to support its portfolio.  Declines in fair value caused by increases in interest rates are typically modest for investments in short-duration ARM Agency Securities compared to investments in longer-duration ARM or fixed-rate assets.  These declines are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment.

From a credit risk perspective, federal government support for the GSEs helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments are considered other-than-temporarily impaired at December 31, 2014.

NOTE 10 — INCOME TAXES

Capstead REIT and a subsidiary for which the Company has elected taxable REIT subsidiary status file separate tax returns in U.S. federal and state jurisdictions, where applicable.  Provided Capstead REIT remains qualified as a REIT and all its taxable income is distributed to stockholders within allowable time limits, no income taxes are due on this income.  Accordingly, no provision has been made for income taxes for Capstead REIT.  Taxable income, if any, of the Company’s taxable REIT subsidiary, which is largely dormant, is fully taxable and provision is made for any resulting income taxes.  The Company is no longer subject to examination and the related assessment of tax by federal, state, or local tax authorities for years before 2011, with the possible exception of certain information reporting and disclosure penalties with respect to earlier years.  Management believes any such amounts would not have a material adverse effect on the Company’s financial condition.

The Company’s effective tax rate differs substantially from statutory federal income tax rates primarily due to the benefit of Capstead REIT’s status as a REIT, along with other items affecting the Company’s effective tax rate as illustrated below for the indicated periods (in thousands):

	Year ended December 31
	2014	2013	2012
Income taxes computed at the federal statutory rate	$49,287	$44,270	$57,269
Benefit of REIT status	(49,283)	(44,270)	(57,268)
Income taxes computed on income of Capstead’s sole taxable REIT subsidiary	4	–	1
Change in net deferred income tax assets	(4)	1	(1)
Other	–	(1)	–
Income tax provision	$–	$–	$–

No income taxes were paid during 2014, 2013 or 2012.  Significant components of the Company’s taxable REIT subsidiary’s deferred income tax assets and liabilities were as follows as of the indicated dates (in thousands):

	December 31
	2014	2013
Deferred income tax assets:
Alternative minimum tax credit (a)	$1,941	$1,942
Net operating loss carryforwards (b)	58	60
Other	20	21
	2,019	2,023
Deferred income tax liabilities	–	–
Net deferred tax assets	$2,019	$2,023
Valuation allowance (c)	$2,019	$2,023

(a)	Alternative minimum tax credit carryforwards can be utilized to offset payment of federal income taxes on future taxable income, if any, earned by this subsidiary, subject to certain limitations.

(b)	Excludes $3.5 million in remaining net operating loss carryforwards which expire beginning after 2019. To the extent these carryforwards are utilized in future periods, the benefit will reduce actual taxes payable.

(c)	Because this subsidiary is not expected to earn significant amounts of taxable income, related net deferred tax assets are fully reserved at December 31, 2014.

NOTE 11 — STOCKHOLDERS’ EQUITY

In May 2013 Capstead completed a public offering of 6.8 million shares ($170.0 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share.  Shares of the Series E preferred stock are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends, on or after May 13, 2018.  Proceeds of the offering after underwriting fees and other costs totaled $164.3 million and together with $42.7 million of cash on hand were used to fund the June 2013 redemption of the Company’s then-outstanding convertible preferred stock.  The shares of the convertible preferred stock that were redeemed had redemption preferences aggregating $207.0 million, a total of $19.9 million in excess of these shares’ recorded amounts on the balance sheet.  This redemption preference premium is reflected as a $0.21 per common share reduction in net income available to common stockholders for the year ended December 31, 2013.

In late 2013 Capstead began issuing additional shares of Series E preferred stock through an at-the-market continuous offering program.  Shares of Series E preferred stock issued under this program, issue prices and proceeds, both presented net of underwriting fees and other costs were as follows for the indicated periods:

	Shares	Net Issue Price	Net Proceeds
Year ended December 31, 2013	61,000	$23.78	$1,447,000
Year ended December 31, 2014	757,000	24.01	18,180,000
Subsequent to year-end through February 27, 2015 (unaudited)	222,000	24.65	5,465,000

During 2012 the Company raised $142.0 million in new common equity capital, after underwriting discounts and offering expenses, by issuing 10.5 million shares of common stock through a similar program.  Also during 2012, the Company raised $4.5 million, net of expenses, in convertible preferred equity capital by issuing 309,000 shares of convertible preferred stock through a similar program.

Additional amounts of Series E preferred capital and new common equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

Between November 2012 and January 2013, the Company repurchased 3.6 million shares of common stock at a cost of $42.4 million pursuant to a $100 million common stock repurchase program.

During 2014, 2013 and 2012, additions to common equity capital related to equity-based awards to directors and employees totaled $1.9 million, $1.8 million and $4.4 million, respectively, consisting primarily of amounts related to stock awards and also including net proceeds from the exercise of option awards.  See NOTE 12 for further information pertaining to long-term equity-based awards.

Capstead’s charter provides that if its board of directors determines in good faith that the direct or indirect ownership of the common shares has become concentrated to an extent which would cause Capstead REIT to fail to qualify as a REIT, the Company may redeem or repurchase, at fair market value, any number of shares of common or preferred stock sufficient to maintain or bring such ownership into conformity with the Code.  In addition, the Company may refuse to transfer or issue shares of common or preferred stock to any person whose ownership of such shares would result in Capstead REIT being unable to comply with the requirements of the Code.  Finally, the charter provides that the Company may redeem or refuse to transfer any of its shares to prevent the imposition of a penalty tax as a result of ownership of such shares by certain disqualified organizations, including governmental bodies and tax-exempt entities that are not subject to tax on unrelated business taxable income.

NOTE 12 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) administers all compensation programs for employees including salaries, short- and long-term incentive compensation, including equity-based awards, as well as other benefit programs.  After reviewing existing programs and practices and soliciting feedback from investors during 2013, the Committee made a number of important changes that became effective in 2013 and early 2014.  The most prominent changes involved replacing an absolute return-based, discretionary bonus program and an absolute return-based stock award program with largely nondiscretionary and formulaic, target-based annual and long-term incentive compensation programs for key executives with multiple, pre-established performance goals and defined threshold, target and maximum awards as a percentage of base salary.

In May 2014 stockholders approved the Amended and Restated 2014 Flexible Incentive Plan, which provides for the issuance of up to five million shares of common stock pursuant to equity-based awards as well as other incentive awards that recognize the creation of value for stockholders and promote the Company’s long-term growth and success.  At December 31, 2014, the Plan had 4,927,763 shares of common stock remaining available for future issuances.

Short-Term Incentive Compensation Programs

Effective June 30, 2013, the Committee terminated the absolute return-based, discretionary bonus program and adopted the new annual incentive compensation program that included relative performance metrics measured against the Company’s peers in the mortgage REIT industry as well as the attainment of individual goals and objectives for key executives.  The relative performance metrics used were based on relative economic return (change in book value plus dividends) and relative operating efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), calculated for the full year and prorated for the six month period during which the program was effective in 2013.

Under this new program, each performance metric is assigned a weighting and the Company’s performance relative to each metric is calculated separately. No awards can be earned for performance below the defined threshold returns and awards are capped for performance above the defined maximum return levels.  For 2014 the program was modified to add an absolute economic return performance metric which measures performance against defined return levels.  Included in Accounts payable and accrued expenses at December 31, 2014 are annual incentive compensation accruals for all employees totaling $1.4 million.  Recognized in Short-term incentive compensation are $1.2 million, $2.8 million and $4.1 million related to annual incentive compensation for all employees during 2014, 2013 and 2012, respectively.

The Committee administers an additional performance-based short-term incentive compensation program for key executives that provides for quarterly cash payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting or “phantom” shares of common stock (“Dividend Equivalent Rights” or “DERs”).  DERs only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  In December 2014 the Committee extended the term of the 654,000 outstanding DERs to December 31, 2015.  Included in Accounts payable and accrued expenses are fourth quarter 2014 DERs distribution amounts totaling $222,000 that were paid in January 2015.  Recognized in Short-term incentive compensation are $889,000, $811,000 and $914,000 related to the DERs program during 2014, 2013 and 2012, respectively.

Long-term Equity-based Awards – Performance-based RSUs

The Committee adopted the new performance-based long-term incentive compensation program for key executives in December 2013.  The program provides for the grant of performance-based RSUs that are convertible into common shares following three-year performance periods, contingent upon whether, and to what extent, defined performance levels established for certain relative and absolute return performance metrics are met or exceeded.  The relative return metrics measure the Company’s performance against its peers in the mortgage REIT industry on the basis of relative economic return and relative total stockholder return (change in stock price plus reinvested dividends).  The absolute economic return metric measures performance against defined return levels.  For conversion purposes, each performance metric is assigned a weighting and the Company’s performance relative to each metric is calculated separately.  The actual number of shares of common stock the units can convert into for each of the metrics, if any, can range from one-half of a share per unit if that metric’s minimum threshold of performance is met, to two shares per unit if the related maximum performance threshold is met or exceeded, adjusted for the weighting assigned to the metric.  If a metric’s minimum performance threshold is not met, no shares are issuable under that metric.  Dividends accrue from the date of grant and will be paid in cash when the units convert into shares of common stock based on the number of shares ultimately issued, if any.

Pursuant to this program, in January 2015 and December 2013 the Committee granted 247,512 and 242,505 RSUs with three-year performance periods ending December 31, 2017 and 2016, respectively.  Initial grant date fair values of $8.83 and $12.45 were assigned to each unit of the January 2015 and December 2013 grants, respectively.  These initial fair values imply compensation costs of $2.2 million and $3.0 million, respectively, to be recognized as expense over the three-year performance periods assuming performance levels estimated at issuance are achieved and there are no forfeitures.  During 2014 the three-year compensation cost estimate for the December 2013 grant was reduced to $1.7 million, or $7.21 per unit, due to lowered expectations for attainment of certain nonmarket-based performance metrics and recognized in Long-term incentive compensation is $582,000 related to the first year of this grant’s three-year performance period.  Included in Common Stock dividends payable at December 31, 2014 and 2013 are estimated dividends payable pertaining to these awards of $213,000 and $75,000, respectively.

Long-term Equity-based Awards – Stock Awards

Under an absolute return performance-based stock award program terminated in 2013, the Committee granted common stock awards to all employees with staggered three-year vesting periods.  These awards vest if annualized returns in excess of established return levels are generated during three-year measurement periods.  Vesting can be deferred and a new three-year measurement period established to include the subsequent year, up to and including the seventh calendar year after the year of grant.  Any remaining unvested awards issued under this program will expire if the required returns are not generated for the final three-year measurement period.  Grants under this program for 114,423, 121,026 and 67,599 shares vested during 2014, 2013 and 2012, respectively.  Average grant date fair values for these grants were $13.31, $12.01 and $10.18, respectively.  Grants for another 125,221 shares with an average grant date fair value of $12.58 vested in February 2015 pertaining to initial measurement periods ending December 31, 2014.  Grants for 133,571 and 69,849 shares with average grant date fair values of $12.17 and $11.67 will vest in January of 2016 and 2017, respectively, if annualized returns in excess of established return levels are generated during these grants’ initial measurement periods.

In December 2014 and 2013 respectively, the Committee granted service-based stock awards for 37,237 and 35,703 shares of common stock with grant date fair values of $12.47 and $12.34 to employees that weren’t awarded RSUs.  These awards vest January 2, 2018 and January 2, 2017, respectively.  In January 2014 the remaining 22,164 shares associated with 2007 service-based stock awards issued to all employees vested.  As a component of the Company’s director compensation program, directors are granted stock awards annually upon election or re-election to the board of directors that vest approximately one year from issuance.  In July 2014, director stock awards for 35,000 shares with a grant date fair value of $13.16 were granted that vest in July 2015.  In April 2014, director grants awarded in 2013 for 28,000 shares with a grant date fair value of $13.02 vested.

Performance-based and service-based stock award activity for year ended December 31, 2014 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock awards outstanding at beginning of year	528,931	$12.51
Grants	72,237	12.80
Vestings	(164,587)	13.23
Unvested stock awards outstanding at end of year	436,581	12.29

During 2014, 2013 and 2012, the Company recognized in Long-term incentive compensation $1.5 million, $1.8 million and $1.9 million, respectively, related to amortization of the grant date fair value of employee performance-based and service-based stock awards.  The amounts amortized for these periods assumed that performance metrics, if applicable, would continue to be met for related initial measurement periods.  In addition, the Company recognized in Other general and administrative expense $315,000, $387,000 and $362,000 related to amortization of the grant date fair value of service-based director stock awards during 2014, 2013 and 2012, respectively.  Unrecognized compensation expense for unvested stock awards totaled $2.2 million as of December 31, 2014, to be expensed over a weighted average period of 1.5 years (assumes minimal employee and director attrition and, if applicable, absolute return performance metrics being met for related initial measurement periods).

All service-based stock awards receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Outstanding performance-based stock awards defer the payment of dividends accruing between the grant dates and the end of related performance periods.  If these awards do not vest, the related accrued dividends will be forfeited.  Included in Common stock dividend payable at December 31, 2014 and 2013 are estimated dividends payable pertaining to these awards totaling $1.4 million and $1.2 million, respectively.

Long-term Equity-based Awards – Option Awards

Option awards currently outstanding have ten-year contractual terms from the grant date and were issued with strike prices equal to the quoted market prices of Capstead’s common shares on the dates of grant, all of which were prior to 2010.  The fair value of option awards was estimated on the dates of grant using a Black-Scholes option pricing model and expensed over vesting periods that ended prior to 2012.  Option award activity for the year ended December 31, 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price
Option awards outstanding at beginning of year	77,500	$11.75
Expirations	(10,000)	14.41
Exercises	(27,500)	10.63
Option awards outstanding at end of year	40,000	11.86

All outstanding option awards are exercisable at December 31, 2014.  These awards have a weighted average remaining contractual term of 3.5 years and an aggregate intrinsic value of $26,000.  The total intrinsic value of option awards exercised was $67,000, $26,000 and $620,000 during 2014, 2013 and 2012, respectively.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its executives.  In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s base salary and annual incentive compensation payments and makes discretionary contributions of up to another 3% of such compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements that have been met by nearly all of Capstead’s current employees.  During 2014, 2013 and 2012, the Company recognized in Salaries and benefits $258,000, $320,000 and $406,000 related to contributions to these plans, respectively.

NOTE 13 — QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly results of operations were as follows (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
Interest income on residential mortgage investments (before investment premium amortization)	$81,733	$82,233	$82,146	$82,509
Investment premium amortization	(22,288)	(25,141)	(28,284)	(26,159)
Related interest expense	(15,407)	(15,542)	(16,099)	(18,107)
	44,038	41,550	37,763	38,243
Other interest income (expense) (a)	(2,061)	(2,045)	(2,044)	(2,023)
Other revenue (expense)	(3,586)	(2,941)	(3,328)	(2,746)
Net income	$38,391	$36,564	$32,391	$33,474
Basic and diluted net income per common share	$0.37	$0.35	$0.30	$0.31

Year Ended December 31, 2013
Interest income on residential mortgage investments (before investment premium amortization)	$86,867	$85,214	$85,674	$83,254
Investment premium amortization	(28,399)	(33,642)	(39,031)	(24,800)
Related interest expense	(18,468)	(16,749)	(15,759)	(15,392)
	40,000	34,823	30,884	43,062
Other interest income (expense) (a)	(2,010)	(2,015)	(2,074)	(2,066)
Other revenue (expense)	(3,072)	(2,914)	(4,108)	(4,023)
Net income	$34,918	$29,894	$24,702	$36,973
Basic and diluted net income per common share (b)	$0.31	$0.04	$0.23	$0.35

(a)	Consists principally of interest on unsecured borrowings and includes other interest income and is presented net of earnings of related statutory trusts. The trusts were dissolved in December 2013.

(b)	Includes $0.23 associated with redemption preference premiums paid and other one-time effects of the second quarter 2013 preferred capital transactions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Reports on Corporate Governance and
Report of Independent Registered Public Accounting Firm

Report of Management on Effectiveness of Internal Control
Over Financial Reporting

Management of Capstead is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”).  Based on our evaluation under the COSO framework, it is management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Capstead’s independent registered public accounting firm, Ernst & Young, LLP, has issued a report on the Company’s internal control over financial reporting, which is included in this Annual Report.

Report of Management on Evaluation of Disclosure Controls and Procedures

Management of Capstead, with participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of December 31, 2014.  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Related Certifications by Management

Certifications by the CEO and CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 pertaining to the completeness and fairness of the information contained in Capstead’s annual report on Form 10-K for the year ended December 31, 2014 and the Company’s system of internal controls over financial reporting and disclosure controls and procedures are included as exhibits to the annual report on Form 10-K.  This report, as well as the Company’s other filings with the Securities and Exchange Commission, are available free of charge on the Company’s website at www.capstead.com.

On June 11, 2014 Capstead’s CEO certified, pursuant to Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, that he was not aware of any violation by the Company of NYSE corporate governance listing standards.  This certification is made annually with the NYSE within thirty days after the Company’s annual meeting of stockholders.

Report of Independent Registered Public Accounting Firm on
Audit of Internal Control Over Financial Reporting

Stockholders and Board of Directors
Capstead Mortgage Corporation

We have audited Capstead Mortgage Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Management of Capstead Mortgage Corporation (the “Company”) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of the Company, and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP
Dallas, Texas
February 27, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to Capstead’s 2015 definitive Proxy Statement under the captions “Proposal Number One – Election of Directors,” “Board of Directors and Committee Information,” “Stockholder Procedures for Director Candidate Recommendations,” “Executive Officers,” “Audit Committee” and “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the SEC within 120 days of December 31, 2014.

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

The information required by this item is incorporated herein by reference to Capstead’s 2015 definitive Proxy Statement under the captions “Board of Directors and Committee Information” and “Executive Compensation,” to be filed with the SEC within 120 days of December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to Capstead’s 2015 definitive Proxy Statement under the captions “Equity Compensation Plans” and “Security Ownership of Management and Certain Beneficial Owners,” to be filed with the SEC within 120 days of December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to Capstead’s 2015 definitive Proxy Statement under the caption “Related Person Transactions,” to be filed with the SEC within 120 days of December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to Capstead’s 2015 definitive Proxy Statement under the caption “Proposal Three – Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm,” to be filed with the SEC within 120 days of December 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	The consolidated financial statements of Capstead, together with the independent registered public accounting firm’s report thereon, are set forth on pages 34 through 60 of this report under Item 8 – “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules – All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable or have been omitted because the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

3.	Exhibits:

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares (except the 7.50% Series E Cumulative Redeemable Preferred Stock) and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(6)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan. (7)
10.04	Second Amended and Restated Incentive Bonus Plan.(8)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	Form of nonqualified stock option and stock award agreements for employees with service conditions.(5)
10.07	Form of stock award agreements for employees with performance conditions.(9)
10.08	Form of stock award agreements for employees with performance conditions and deferral of dividends.(10)
10.09	2013 Annual Incentive Plan (short-term).(11)
10.10	2014 Annual Incentive Compensation Program (short-term).(3)
10.11	2014 Long-Term Award Criteria, as corrected.(3)
10.12	Form of performance unit agreement.(12)
10.13	Sales agreement, dated November 12, 2013, by and between the Company and its continuous offering program sales manager.(13)

10.14	Sales agreement, dated January 23, 2015, by and between the Company and its continuous offering program sales manager.(14)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 5, 2011, for the event dated May 4, 2011.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2008.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2010.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on October 23, 2013 for the event dated October 21, 2013.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 6, 2015, for the event dated January 2, 2015.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on November 13, 2013, for the event dated November 12, 2013.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 29, 2015, for the event dated January 23, 2015.

*  Filed herewith
**   Furnished herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstead has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: February 27, 2015	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: February 27, 2015	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ JACK BIEGLER	Chairman and Director	February 17, 2015
(Jack Biegler)

/s/ JOHN L. BERNARD	Director	February 17, 2015
(John L. Bernard)

/s/ MICHELLE P. GOOLSBY	Director	February 17, 2015
(Michelle P. Goolsby)

/s/ ANDREW F. JACOBS	President, Chief Executive Officer and Director	February 17, 2015
(Andrew F. Jacobs)

/s/ GARY KEISER	Director	February 17, 2015
(Gary Keiser)

/s/ CHRISTOPHER W. MAHOWALD	Director	February 17, 2015
(Christopher W. Mahowald)

/s/ MICHAEL G. O’NEIL	Director	February 17, 2015
(Michael G. O’Neil)

/s/ MARK S. WHITING	Director	February 17, 2015
(Mark S. Whiting)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares (except the 7.50% Series E Cumulative Redeemable Preferred Stock) and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(6)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan. (7)
10.04	Second Amended and Restated Incentive Bonus Plan.(8)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	Form of nonqualified stock option and stock award agreements for employees with service conditions.(5)
10.07	Form of stock award agreements for employees with performance conditions.(9)
10.08	Form of stock award agreements for employees with performance conditions and deferral of dividends.(10)
10.09	2013 Annual Incentive Plan (short-term).(11)
10.10	2014 Annual Incentive Compensation Program (short-term).(3)
10.11	2014 Long-Term Award Criteria, as corrected.(3)
10.12	Form of performance unit agreement.(12)
10.13	Sales agreement, dated November 12, 2013, by and between the Company and its continuous offering program sales manager.(13)
10.14	Sales agreement, dated January 23, 2015, by and between the Company and its continuous offering program sales manager.(14)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 5, 2011, for the event dated May 4, 2011.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2008.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2010.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on October 23, 2013 for the event dated October 21, 2013.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 6, 2015, for the event dated January 2, 2015.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on November 13, 2013, for the event dated November 12, 2013.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 29, 2015, for the event dated January 23, 2015.

*       Filed herewith
**     Furnished herewith