Form 10-Q
period 2015-03-31
CAPSTEAD MORTGAGE CORP
filed 2015-05-08
CIK 766701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	95,812,050 as of May 8, 2015

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

INDEX

PART I. — FINANCIAL INFORMATION

		Page
ITEM 1.	Financial Statements (unaudited)

Consolidated Balance Sheets — March 31, 2015 and December 31, 2014		3

Consolidated Statements of Income — Quarter Ended March 31, 2015 and 2014		4

Consolidated Statements of Comprehensive Income — Quarter Ended March 31, 2015 and 2014		5

Consolidated Statements of Cash Flows — Quarter Ended March 31, 2015 and 2014		6

Notes to Consolidated Financial Statements		7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk	46

ITEM 4.	Controls and Procedures	46

PART II. — OTHER INFORMATION

ITEM 6.	Exhibits	46

SIGNATURES		48
Computation of Ratio of Income from Continuing Operations
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 906

Index
ITEM 1.   FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except pledged and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Residential mortgage investments ($13.59 and $13.48 billion pledged under repurchase arrangements at March 31, 2015 and December 31, 2014, respectively)	$14,150,084	$13,908,104
Cash collateral receivable from interest rate swap counterparties	61,669	53,139
Interest rate swap agreements at fair value	285	1,657
Cash and cash equivalents	205,615	307,526
Receivables and other assets	114,229	118,643
	$14,531,882	$14,389,069
Liabilities
Repurchase arrangements and similar borrowings	$12,938,508	$12,806,843
Interest rate swap agreements at fair value	37,791	27,034
Unsecured borrowings	100,000	100,000
Common stock dividend payable	30,701	34,054
Accounts payable and accrued expenses	28,583	30,367
	13,135,583	12,998,298
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized: 7.50% Cumulative Redeemable Preferred Stock, Series E, 8,050 and 7,618 shares issued and outstanding ($201,247 and $190,454 aggregate liquidation preferences) at March 31, 2015 and December 31, 2014, respectively	194,587	183,936
Common stock - $0.01 par value; 250,000 shares authorized: 95,812 and 95,848 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	958	958
Paid-in capital	1,325,633	1,325,340
Accumulated deficit	(346,465)	(346,885)
Accumulated other comprehensive income	221,586	227,422
	1,396,299	1,390,771
	$14,531,882	$14,389,069

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended March 31
	2015	2014
Interest income:
Residential mortgage investments	$58,645	$59,445
Other	94	61
	58,739	59,506
Interest expense:
Repurchase arrangements and similar borrowings	(19,214)	(15,407)
Unsecured borrowings	(2,123)	(2,122)
	(21,337)	(17,529)
	37,402	41,977
Other revenue (expense):
Salaries and benefits	(1,049)	(1,132)
Short-term incentive compensation	(692)	(540)
Long-term incentive compensation	(608)	(626)
Other general and administrative expense	(1,149)	(1,203)
Miscellaneous other revenue (expense)	53	(85)
	(3,445)	(3,586)
Net income	$33,957	$38,391
Net income available to common stockholders:
Net income	$33,957	$38,391
Less preferred stock dividends	(3,742)	(3,238)
	$30,215	$35,153

Net income per common share:
Basic and diluted	$0.32	$0.37

Weighted average common shares outstanding:
Basic	95,469	95,349
Diluted	95,674	95,538

Cash dividends declared per share:
Common	$0.31	$0.34
Series E Preferred	0.47	0.47

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Quarter Ended March 31
	2015	2014
Net income	$33,957	$38,391

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	6,107	16,693
Amounts related to cash flow hedges:
Change in net unrealized losses	(18,391)	(12,656)
Reclassification adjustment for amounts included in net income	6,448	4,722
	(5,836)	8,759
Comprehensive income	$28,121	$47,150

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Quarter Ended March 31
	2015	2014
Operating activities:
Net income	$33,957	$38,391
Noncash items:
Amortization of investment premiums	25,078	22,288
Amortization of equity-based awards	724	718
Other depreciation and amortization	33	37
Change in measurable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	185	–
Net change in receivables, other assets, accounts payable and accrued expenses	(1,131)	(37)
Net cash provided by operating activities	58,846	61,397
Investing activities:
Purchases of residential mortgage investments	(959,548)	(669,003)
Interest receivable acquired with the purchase of residential mortgage investments	(1,534)	(1,121)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	703,688	617,074
Net cash used in investing activities	(257,394)	(53,050)
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	29,887,321	31,981,126
Principal payments on repurchase arrangements and similar borrowings	(29,755,657)	(31,873,771)
Increase in cash collateral receivable from interest rate swap Counterparties	(8,530)	(10,494)
Proceeds from issuance of preferred shares	10,651	1,336
Other capital stock transactions	(429)	(512)
Dividends paid	(36,719)	(33,095)
Net cash provided by financing activities	96,637	64,590
Net change in cash and cash equivalents	(101,911)	72,937
Cash and cash equivalents at beginning of period	307,526	413,356
Cash and cash equivalents at end of period	$205,615	$486,293

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2015.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In June 2014 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (“ASU 2014-11”).  ASU 2014-11 requires repurchase-to-maturity transactions to be accounted for as financings and eliminates existing guidance regarding so-called “linked transactions” between a buyer of securities and a seller that also provides related repurchase financings.  ASU 2014-11 also introduces new disclosure requirements and is effective for periods beginning after December 15, 2014.  The Company adopted ASU 2014-11 in the current quarter.  As the Company has not entered into any repurchase-to-maturity or linked transactions, the provisions of this ASU had no effect on the Company’s results of operations, financial condition, or cash flows.

NOTE 3 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income, after deducting dividends paid or accrued on preferred stock and allocating earnings to equity awards deemed to be participating securities pursuant to the two-class method, by the weighted average number of shares of common stock outstanding, calculated excluding unvested stock awards.  Participating securities include any unvested equity awards that contain non-forfeitable rights to dividends prior to vesting.

Index
Diluted net income per common share is computed by dividing the numerator used to compute basic net income per common share by the denominator used to compute basic net income per common share, further adjusted for the dilutive effect, if any, of equity awards and shares of preferred stock when and if convertible into shares of common stock.  Shares of the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock are contingently convertible into shares of common stock only upon the occurrence of a change in control and therefore are not considered dilutive securities absent such an occurrence.  Any unvested equity awards that are deemed participating securities are included in the calculation of diluted net income per common share, if dilutive, under either the two-class method or the treasury stock method, depending upon which method produces the more dilutive result.

Components of the computation of basic and diluted net income per common share were as follows for the indicated periods (dollars in thousands, except per share amounts):

	Quarter Ended March 31
	2015	2014
Basic net income per common share
Numerator for basic net income per common share:
Net income	$33,957	$38,391
Preferred stock dividends	(3,742)	(3,238)
Earnings participation of unvested equity awards	(34)	(24)
	$30,181	$35,129
Denominator for basic net income per common share:
Weighted average common stock outstanding	95,825	95,777
Average unvested stock awards outstanding	(356)	(428)
	95,469	95,349
	$0.32	$0.37
Diluted net income per common share
Numerator for diluted net income per common share:
Numerator for basic net income per common share	$30,181	$35,129

Denominator for diluted net income per common share:
Denominator for basic net income per common share	95,469	95,349
Net effect of dilutive equity awards	205	189
	95,674	95,538
	$0.32	$0.37

Index
NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
March 31, 2015
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$1,335	$4	$1,339	$1,340	6.64%	6.02%
ARMs	10,381,104	334,577	10,715,681	10,958,273	2.51	1.76
Ginnie Mae ARMs	3,061,079	106,549	3,167,628	3,183,873	2.60	1.45
	13,443,518	441,130	13,884,648	14,143,486	2.53	1.69
Residential mortgage loans:
Fixed-rate	1,701	1	1,702	1,702	6.92	5.67
ARMs	2,891	12	2,903	2,903	3.73	3.22
	4,592	13	4,605	4,605	4.91	4.12
Collateral for structured financings	1,961	32	1,993	1,993	8.11	7.75
	$13,450,071	$441,175	$13,891,246	$14,150,084	2.53	1.70
December 31, 2014
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$1,660	$4	$1,664	$1,665	6.63%	6.52%
ARMs	10,230,419	328,781	10,559,200	10,800,332	2.51	1.68
Ginnie Mae ARMs	2,983,659	103,911	3,087,570	3,099,168	2.63	1.58
	13,215,738	432,696	13,648,434	13,901,165	2.54	1.66
Residential mortgage loans:
Fixed-rate	1,848	2	1,850	1,850	6.96	5.65
ARMs	3,046	13	3,059	3,059	3.73	3.18
	4,894	15	4,909	4,909	4.95	4.09
Collateral for structured financings	1,997	33	2,030	2,030	8.11	7.86
	$13,222,629	$432,744	$13,655,373	$13,908,104	2.54	1.66

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale (see NOTE 9).

(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the quarter then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of March 31, 2015, the average months to roll for the Company’s $7.85 billion (amortized cost basis) in current-reset ARM investments was 6.3 months while the average months to roll for the Company’s $6.03 billion (amortized cost basis) in longer-to-reset ARM investments was 40.0 months.

NOTE 5 — REPURCHASE ARRANGEMENTS AND SIMILAR BORROWINGS

Capstead pledges its Residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as borrowings.  The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.  The amount borrowed is generally equal to the fair value of the securities pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.”  Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing haircuts and rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase arrangements at the conclusion of existing repurchase arrangements. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements.  These actions are referred to as margin calls.  Conversely, in response to increases in fair value of pledged securities, the Company routinely margin calls its lending counterparties in order to have previously pledged collateral returned to the Company.

Index
Repurchase arrangements and similar borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
March 31, 2015
Borrowings with maturities of 30 days or less:
Agency Securities	$9,272,091	$18,895	$8,841,149	0.34%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	1,812,699	3,583	1,720,366	0.35
Agency Securities (greater than 90 days)	2,506,501	6,071	2,375,000	0.61
Similar borrowings:
Collateral for structured financings*	1,993	–	1,993	8.11
	$13,593,284	$28,549	$12,938,508	0.39
Quarter-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges (see NOTE 6)				0.59
December 31, 2014
Borrowings with maturities of 30 days or less:
Agency Securities	$10,401,080	$24,045	$9,878,889	0.35%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	1,205,570	2,248	1,150,924	0.35
Agency Securities (greater than 90 days)	1,874,892	4,640	1,775,000	0.56
Similar borrowings:
Collateral for structured financings*	2,030	–	2,030	8.11
	$13,483,572	$30,933	$12,806,843	0.38
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.58

*	The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral. Additionally, these financings are subject to redemption by the residual bondholders.

Average borrowings outstanding differed from respective quarter-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	March 31, 2015		December 31, 2014
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives held as cash flow hedges for the indicated quarters	$12,988,083	0.59%	$12,843,636	0.56%

Index
NOTE 6 — USE OF DERIVATIVE FINANCIAL INSTRUMENTS, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

To help mitigate exposure to higher interest rates, Capstead typically uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms.  These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day borrowings under repurchase arrangements.  This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the related borrowings, leaving the fixed-rate swap payments as the Company’s effective borrowing rate, subject to certain adjustments.  These adjustments include differences between variable-rate payments received on the swap agreements and related unhedged borrowing rates as well as the effects of measured hedge ineffectiveness.  Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

During the quarter ended March 31, 2015 Capstead entered into swap agreements with notional amounts of $700 million.  These swap agreements require fixed-rate interest payments averaging 0.71% for two-year periods commencing on various dates between January 2015 and April 2015.  Also during the current quarter, $1.10 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.50% matured, while $500 million notional amount of forward-starting swaps requiring fixed-rate interest payments averaging 0.72% moved into current-pay status.

At March 31, 2015, the Company’s portfolio of financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed Rate Payment Requirement

Currently-paying contracts:
Second quarter 2015	$200,000	0.43%
Third quarter 2015	400,000	0.47
Fourth quarter 2015	1,200,000	0.45
First quarter 2016	1,700,000	0.51
Second quarter 2016	1,100,000	0.47
Third quarter 2016	700,000	0.56
Fourth quarter 2016	800,000	0.66
First quarter 2017	1,000,000	0.72
(average expiration: 12 months)	7,100,000	0.54
Forward-starting contracts:
Second quarter 2017 (average expiration: 24 months)	200,000	0.72
(average expiration: 12 months)	$7,300,000

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

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	March 31	December 31
	Location	2015	2014

Balance sheet-related
Swap agreements in a gain position (an asset) related to:
Borrowings under repurchase arrangements	(a)	$285	$1,657
Swap agreements in a loss position (a liability) related to:
Borrowings under repurchase arrangements	(a)	(10,682)	(6,332)
Unsecured borrowings	(a)	(27,109)	(20,702)
Related net interest payable	(b)	(7,902)	(9,516)
		$(45,408)	$(34,893)

(a)	The fair value of Derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates totaled $14.8 million at March 31, 2015.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss)Recognized in	Quarter Ended March 31
	Net Income	2015	2014

Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions		$(6,448)	$(4,722)
Amount of loss recognized (ineffective portion)		(309)	(58)
Increase in interest expense and decrease in Net income as a result of the use of Derivatives	*	$(6,757)	$(4,780)
Other comprehensive income-related
Amount of loss recognized in Other comprehensive income (effective portion)		$(18,391)	$(12,656)

*	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the Statements of Income.

Index
Capstead’s swap agreements and borrowings under repurchase arrangements are subject to master netting arrangements in the event of default on, or termination of, any one contract.  See NOTE 5 for more information on the Company’s use of repurchase arrangements.  The following tables provide disclosures concerning offsetting of financial liabilities and Derivatives as of the indicated dates (in thousands):

	Offsetting of Derivative Assets
	Gross	Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset in the Balance Sheet (a)
	Amounts of Recognized Assets	Offset in the Balance Sheet	Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2015
Counterparty 4	$14	$271	$285	$(285)	$–	$–

December 31, 2014
Counterparty 2	$–	$95	$95	$(95)	$–	$–
Counterparty 4	1,128	434	1,562	(1,562)	–	–
	$1,128	$529	$1,657	$(1,657)	$–	$–

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross	Gross Amounts	Net Amounts of Liabilities	Gross Amounts Not Offset in the Balance Sheet (c)
	Amounts of Recognized Liabilities (b)	Offset in the Balance Sheet	Presented in the Balance Sheet (a)	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2015
Derivatives by counterparty:
Counterparty 1	$29,838	$–	$29,838	$–	$(29,838)	$–
Counterparty 2	4,346	–	4,346	–	(4,250)	96
Counterparty 4	11,238	271	11,509	(285)	(11,224)	–
	45,422	271	45,693	(285)	(45,312)	96
Repurchase arrangements and similar borrowings	12,945,117	–	12,945,117	(12,945,117)	–	–
	$12,990,539	$271	$12,990,810	$(12,945,402)	$(45,312)	$96
December 31, 2014
Derivatives by counterparty:
Counterparty 1	$24,533	$–	$24,533	$–	$(24,533)	$–
Counterparty 2	4,042	95	4,137	(95)	(4,042)	–
Counterparty 3	736	–	736	–	(736)	–
Counterparty 4	6,710	434	7,144	(1,562)	(5,582)	–
	36,021	529	36,550	(1,657)	(34,893)	–
Repurchase arrangements and similar borrowings	12,812,947	–	12,812,947	(12,812,947)	–	–
	$12,848,968	$529	$12,849,497	$(12,814,604)	$(34,893)	$–

(a)	Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

(b)	Amounts include accrued interest of $7.9 million and $9.5 million on interest rate swap agreements and $6.6 million and $6.1 million on repurchase arrangements and similar borrowings, included in “Accounts payable and accrued expenses” on the face of the Balance Sheets as of March 31, 2015 and December 31, 2014, respectively.

(c)	Amounts presented are limited to recognized assets and collateral pledged associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

Index
Changes in Accumulated other comprehensive income by component for the quarter ended March 31, 2015 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2014	$(25,309)	$252,731	$227,422
Activity for the quarter ended March 31, 2015:
Other comprehensive income (loss) before reclassifications	(18,391)	6,107	(12,284)
Amounts reclassified from accumulated other comprehensive income	6,448	–	6,448
Other comprehensive income (loss)	(11,943)	6,107	(5,836)
Balance at March 31, 2015	$(37,252)	$258,838	$221,586

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036.  Included in Receivables and other assets are $2.1 million in remaining issue costs at March 31, 2015 associated with the original issuance of these notes.  Note balances and related weighted average interest rates as of March 31, 2015 and December 31, 2014 (calculated including issue cost amortization) were as follows (dollars in thousands):

	Borrowings Outstanding	Average Rate *
Junior subordinated notes maturing in:
October 2035	$35,000	8.31%
December 2035	40,000	8.46
September 2036	25,000	8.78
	$100,000	8.49

*	The indicated weighted average rates have been in effect since issuance. After considering cash flow hedges that coincide with the floating rate terms of these borrowings that begin October 30, and December 15, 2015 for the notes maturing in October and December 2035 and September 15, 2016 for the notes maturing in September 2036, the effective borrowing rate will average 7.56% beginning September 15, 2016 through maturity, subject to certain adjustments for the effects of measured hedge ineffectiveness, if any.

The notes maturing in October 2035 are currently redeemable, in whole or in part, without penalty, at the Company’s option.  The notes maturing in December 2035 are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after December 15, 2015.  The notes maturing in September 2036 are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016.

NOTE 8 — CAPITAL TRANSACTIONS

During the quarter ended March 31, 2015, Capstead issued an additional 432,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at an average price of $24.67, net of underwriting fees and other costs, for net proceeds of $10.7 million.  Amounts raised subsequent to quarter-end under this program have been minimal.

Index
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

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$4,605	$4,700	$4,909	$5,000
Interest rate swap agreements	285	285	1,657	1,657
Financial liabilities:
Repurchase arrangements with initial terms of greater than 120 days	2,375,000	2,376,100	2,128,517	2,128,400
Unsecured borrowings	100,000	100,300	100,000	100,500
Interest rate swap agreements	37,791	37,791	27,034	27,034

Index
Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
March 31, 2015
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,715,709	$243,152	$559	$10,958,302
Ginnie Mae	3,167,628	20,148	3,903	3,183,873
Residential mortgage securities classified as held-to-maturity	3,304	98	–	3,402
December 31, 2014
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,559,231	$243,351	$2,218	$10,800,364
Ginnie Mae	3,087,570	16,755	5,157	3,099,168
Residential mortgage securities classified as held-to-maturity	3,663	124	–	3,787

	March 31, 2015		December 31, 2014
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$530,711	$3,405	$706,839	$5,320
Less than one year	407,266	1,057	1,095,724	2,055
	$937,977	$4,462	$1,802,563	$7,375

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

From a credit risk perspective, federal government support for the GSEs helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments are considered other-than-temporarily impaired at March 31, 2015.

NOTE 10 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) is responsible for establishing, implementing, and monitoring the Company’s compensation program and practices.  In 2013 the Committee replaced an absolute return-based, discretionary bonus program and an absolute return-based stock award program with largely nondiscretionary and formulaic, target-based annual and long-term incentive compensation programs for key executives with multiple, pre-established performance goals and defined threshold, target and maximum awards as a percentage of base salary.

Index
Equity-based awards as well as other incentive awards that recognize the creation of value for stockholders and promote the Company’s long-term growth and success are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan, approved by stockholders in May 2014.  At March 31, 2015, this plan had 4,432,739 shares of common stock remaining available for future issuances.

Short-term Incentive Compensation Programs

As more fully described in the Company’s proxy statement, the Committee periodically reviews Capstead’s annual incentive compensation program, establishing and implementing desired changes in performance metrics, composition of the mortgage REIT industry peer group used for measurement purposes and each participating officer’s targeted award opportunity.  Under the provisions of the program in effect for 2015 and 2014, awards are made based on (a) economic return (change in book value plus dividends) measured on a relative basis, and, to a lesser extent, on an absolute return basis, (b) relative operating cost efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), and (c) each participating officer’s attainment of stated goals and objectives.  Each participating officer has a targeted award opportunity equal to 125% of his base salary.  Under the terms of the program, each performance metric is assigned a weighting and the Company’s performance relative to each metric is calculated separately. No awards can be earned for performance below the defined threshold returns and awards are capped for performance above the defined maximum return levels.  Included in Accounts payable and accrued expenses at March 31, 2015 are annual incentive compensation accruals for all employees totaling $489,000.  Recognized in Short-term incentive compensation are $489,000 and $318,000 related to annual incentive compensation for all employees for the quarters ended March 31, 2015 and 2014, respectively.

The Committee administers an additional performance-based short-term incentive compensation program for key executives that provides for quarterly cash payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting shares of common stock (“Dividend Equivalent Rights” or “DERs”).  DERs only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  In December 2014 the Committee extended the term of the 654,000 outstanding DERs to December 31, 2015.  Included in Accounts payable and accrued expenses are first quarter 2015 DERs distribution amounts totaling $203,000 that were paid in April 2015.  Recognized in Short-term incentive compensation are $203,000 and $222,000 related to the DERs program for the quarters ended March 31, 2015 and 2014, respectively.

Long-term Equity-based Awards – Performance-based RSUs

The Committee adopted a new performance-based long-term incentive compensation program for key executives in December 2013.  The program provides for the grant of performance-based RSUs that are convertible into common shares following three-year performance periods, contingent upon whether, and to what extent, defined performance levels established for certain relative and absolute return performance metrics are met or exceeded.  The relative return metrics measure the Company’s performance against its peers in the mortgage REIT industry on the basis of relative economic return and relative total stockholder return (change in stock price plus reinvested dividends).  The absolute economic return metric measures performance against defined return levels.  For conversion purposes, each performance metric is assigned a weighting and the Company’s performance relative to each metric is calculated separately.  The actual number of shares of common stock the units can convert into for each of the metrics, if any, can range from one-half of a share per unit if that metric’s minimum threshold of performance is met, to two shares per unit if the related maximum performance threshold is met or exceeded, adjusted for the weighting assigned to the metric.  If a metric’s minimum performance threshold is not met, no shares are issuable under that metric.  Dividends accrue from the date of grant and will be paid in cash when the units convert into shares of common stock based on the number of shares ultimately issued, if any.

Index
Pursuant to this program, in January 2015 and December 2013 the Committee granted 247,512 and 242,505 RSUs with three-year performance periods ending December 31, 2017 and 2016, respectively.  Initial grant date fair values of $8.83 and $12.45 were assigned to each unit of the January 2015 and December 2013 grants, respectively.  In the fourth quarter of 2014 the three-year compensation cost estimate for the December 2013 grant was reduced to $7.21 per unit.  Recognized in Long-term incentive compensation are $328,000 and $251,000 related to the RSUs for the quarters ended March 31, 2015 and 2014, respectively.

Long-term Equity-based Awards – Stock Awards

Under an absolute return performance-based stock award program terminated in 2013, the Committee granted common stock awards to all employees with staggered three-year vesting periods.  These awards vest if annualized returns in excess of established return levels are generated during three-year measurement periods.  Vesting can be deferred and a new three-year measurement period established to include the subsequent year, up to and including the seventh calendar year after the year of grant.  Any remaining unvested awards issued under this program will expire if the required returns are not generated for the final three-year measurement period.  Grants made under this program totaling 125,221 shares with an average grant date fair value of $12.58 vested in February 2015 pertaining to initial measurement periods ending December 31, 2014.  Remaining grants under this program totaling 133,571 and 69,849 shares with average grant date fair values of $12.17 and $11.67 are scheduled to vest in February 2016 and 2017, respectively, assuming performance criteria and service conditions are met.

In December 2014 and 2013 respectively, the Committee granted service-based stock awards for 37,237 and 35,703 shares of common stock with grant date fair values of $12.47 and $12.34 to employees not awarded RSUs.  These awards vest January 2, 2018 and January 2, 2017, respectively, assuming service conditions are met.  In January 2014 the remaining 22,164 shares associated with 2007 service-based stock awards issued to all employees vested.  As a component of the Company’s director compensation program, directors are granted stock awards annually upon election or re-election to the board of directors that vest approximately one year from issuance.  In July 2014, director stock awards for 35,000 shares with a grant date fair value of $13.16 were granted that vest in July 2015, assuming service conditions are met.  In April 2014, director grants awarded in 2013 for 28,000 shares with a grant date fair value of $13.02 vested.

Performance-based and service-based stock award activity for quarter ended March 31, 2015 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock awards outstanding at December 31, 2014	436,581	12.29
Vestings	(125,221)	12.58
Unvested stock awards outstanding at March 31, 2015	311,360	12.18

During the quarters ended March 31, 2015 and 2014, the Company recognized in Long-term incentive compensation $280,000 and $375,000, respectively, related to amortization of the grant date fair value of employee performance-based and service-based stock awards.  The amounts amortized for these periods assumed that performance metrics, if applicable, would continue to be met for related initial measurement periods.  In addition, the Company recognized in Other general and administrative expense $115,000 and $92,000 related to amortization of the grant date fair value of service-based director stock awards during the quarters ended March 31, 2015 and 2014, respectively.

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

Long-term Equity-based Awards – Option Awards

Option awards currently outstanding have ten-year contractual terms from the grant date and were issued with strike prices equal to the quoted market prices of Capstead’s common shares on the dates of grant, all of which were prior to 2010.  No option award activity occurred during the quarter ended March 31, 2015.  All outstanding option awards are exercisable at March 31, 2015.  These awards totaled 40,000 shares with a weighted average remaining contractual term of 3.2 years and an aggregate intrinsic value of $13,000.  The fair value of these awards was estimated on the dates of grant using a Black-Scholes option pricing model and was expensed over the related vesting periods.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its executives.  In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s base salary and annual incentive compensation payments and makes discretionary contributions of up to another 3% of such compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements that have been met by nearly all of Capstead’s current employees.  During the quarters ended March 31, 2015 and 2014, the Company recognized in Salaries and benefits $75,000 and $64,000 related to contributions to these plans, respectively.

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

Capstead finances its residential mortgage investments with borrowings under repurchase arrangements with commercial banks and other financial institutions (referred to as “repo” borrowings) supported by its long-term investment capital.  As of March 31, 2015, long-term investment capital totaled $1.50 billion and consisted of $1.20 billion of common and $195 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of unsecured borrowings that mature in 2035 and 2036.  Long-term investment capital increased by $6 million during the quarter ended March 31, 2015 primarily as a result of raising $11 million in new 7.50% Series E preferred capital using an at-the-market continuous offering program and higher portfolio pricing levels, partially offset by lower pricing levels for interest rate swap agreements held for hedging purposes.

Capstead’s holdings of residential mortgage investments increased by $242 million during the quarter to $14.15 billion at March 31, 2015, with portfolio acquisitions exceeding portfolio runoff by $227 million (principal amount).  Repo borrowings increased by $132 million during the quarter to $12.94 billion at March 31, 2015.  Portfolio leverage (repo borrowings divided by long-term investment capital) increased to 8.65 to one at March 31, 2015 from 8.59 to one at December 31, 2014.  Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $34 million or $0.32 per diluted common share for the first quarter of 2015 compared to $33 million or $0.31 per diluted common share for the fourth quarter of 2014 and $38 million or $0.37 per diluted common share for the first quarter of 2014.  The Company declared a first quarter 2015 common dividend of $0.31 per share that was paid April 20, 2015 to holders of record on March 31, 2015.

Financing spreads on residential mortgage investments averaged 1.11% for the first quarter of 2015, compared to 1.10% for the fourth quarter of 2014 and 1.30% for the first quarter of 2014.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of repo borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings.  See page 28 for a reconciliation of these GAAP and non-GAAP financial measures.

Index
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

Capital Transactions

During the quarter ended March 31, 2015, Capstead issued an additional 432,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at an average price of $24.67, net of underwriting fees and other costs, for net proceeds of $11 million.  Amounts raised subsequent to quarter-end under this program have been minimal.

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

The following table illustrates the progression of Capstead’s book value per common share as well as changes in book value expressed as percentages of beginning book value for the quarter ended March 31, 2015:

Book value per common share, beginning of year	$12.52
Change in unrealized gains and losses on mortgage securities classified as available-for-sale	0.06
Change in unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Repo borrowings	(0.06)
Unsecured borrowings	(0.06)
	(0.06)	(0.5)%
Earnings in excess of dividend distributions together with the effects of other capital transactions	0.01	0.1%
Book value per common share, end of quarter	$12.47

Decrease in book value per common share during the quarter	$(0.05)	(0.4)%

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

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter ended March 31, 2015 (dollars in thousands):

Residential mortgage investments, beginning of year	$13,908,104
Increase in net unrealized gains on securities classified as available-for-sale	6,107
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.36%	926,038
Investment premiums on acquisitions*	33,510
Portfolio runoff (principal amount)	(698,597)
Investment premium amortization	(25,078)
Residential mortgage investments, end of quarter	$14,150,084

Increase in residential mortgage investments outstanding during the quarter ended March 31, 2015	$241,980

*	Residential mortgage investments typically are acquired at a premium to the securities’ unpaid principal balances. Investment premiums are recognized in earnings as portfolio yield adjustments using the interest method over the estimated lives of the related investments. As such, the level of mortgage prepayments impacts how quickly investment premiums are amortized.

Index
Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  After consideration of any applicable initial fixed-rate periods, at March 31, 2015 approximately 86%, 9% and 5% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively.  Approximately 77% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at March 31, 2015 approximately 11% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods of up to nine years.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

Capstead’s ARM holdings featured the following characteristics at March 15, 2015 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$4,453,534	2.29%	2.14%	1.71%	3.34%	9.84%	5.6
Freddie Mac Agency Securities	1,723,854	2.42	2.24	1.82	2.53	10.11	6.9
Ginnie Mae Agency Securities	1,671,057	2.40	1.62	1.51	1.06	8.46	7.4
Residential mortgage loans	2,903	3.39	2.23	2.04	1.59	10.98	4.8
(57% of total)	7,851,348	2.34	2.06	1.69	2.68	9.60	6.3
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,590,451	2.74	2.23	1.67	4.18	7.76	40.0
Freddie Mac Agency Securities	1,947,842	2.80	2.28	1.72	3.41	7.89	43.0
Ginnie Mae Agency Securities	1,496,571	2.84	1.61	1.51	1.09	7.90	36.0
(43% of total)	6,034,864	2.79	2.09	1.65	3.16	7.84	40.0
	$13,886,212	2.53	2.07	1.67	2.89	8.84	20.8

Gross WAC (rate paid by borrowers) (c)		3.14

(a)	Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses. At March 31, 2015, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.28. This table excludes $5 million in fixed-rate Agency Securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities issued by the GSEs with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps. At quarter-end, 66% of current-reset ARMs were subject to periodic caps averaging 1.79%; 23% were subject to initial caps averaging 3.09%; 10% were subject to lifetime caps averaging 7.68%; and 1% were not subject to a cap. All longer-to-reset ARM securities at March 31, 2015 were subject to initial caps.

(c)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

Capstead pledges its residential mortgage investments as collateral under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each such repo borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions.  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, routinely with terms of 30 to 90 days, and are accounted for as borrowings by the Company.  The Company maintains the beneficial interest in the specific securities pledged during each borrowing’s term and receives the related principal and interest payments.  The amount borrowed is generally equal to the fair value of the securities pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.”  Haircuts on outstanding repo borrowings averaged 4.5 percent and ranged from 3.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at March 31, 2015, little changed from the prior year.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $677 million of capital at risk with its lending counterparties at March 31, 2015.  The Company did not have capital at risk with any single counterparty exceeding 4.0% at March 31, 2015.

Index
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

As of March 31, 2015 the Company’s repo borrowings totaled $12.94 billion with 25 counterparties at average rates of 0.39%, before the effects of interest rate swap agreements held as cash flow hedges and 0.59% including the effects of these derivatives.  To help mitigate exposure to higher short-term interest rates and to secure longer-term, committed financing, Capstead may enter into longer-maturity repurchase arrangements if available at attractive rates and terms.  To this end, during the first quarter of 2015 the Company entered into $600 million in 18- to 24-month repo borrowings with average initial maturities of 19 months and borrowing rates of 0.79%, bringing total repo borrowings with initial maturities of at least 12 months to $2.38 billion with average remaining maturities of 11 months and average borrowing rates of 0.61%.

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

At March 31, 2015 the Company held portfolio financing-related swap agreements totaling $7.30 billion notional amount with average contract expirations of 12 months.  These swap positions consisted of (a) $7.10 billion notional amount in currently-paying swap agreements requiring the payment of fixed rates of interest averaging 0.54% for average remaining interest-payment terms of 12 months and (b) $200 million notional amount in forward-starting swap agreements that will begin requiring fixed rate interest payments averaging 0.72% for two-year periods commencing in April 2015, with average contract expirations of 24 months.

After consideration of all portfolio financing-related swap positions entered into as of quarter-end, the Company’s residential mortgage investments and related repo borrowings had estimated durations at March 31, 2015 of 11 and 9 months, respectively, for a net duration gap of approximately 2 months – see pages 32 and 33 under the caption “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing is residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-maturity repo borrowings if available at attractive terms.

Index
Analysis of Quarterly Financing Spreads

Components of quarterly financing spreads on residential mortgage investments, a non-GAAP financial measure, and mortgage prepayment rates, were as follows for the indicated periods:

	2015	2014				2013
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Yields on residential mortgage investments:(a)
Cash yields	2.42%	2.43%	2.44%	2.46%	2.46%	2.48%	2.50%	2.52%
Investment premium amortization	(0.72)	(0.77)	(0.84)	(0.75)	(0.67)	(0.74)	(1.14)	(0.99)
Adjusted yields	1.70	1.66	1.60	1.71	1.79	1.74	1.36	1.53
Related borrowing rates:(b)
Repo borrowing rates	0.38	0.36	0.32	0.32	0.34	0.38	0.37	0.39
Fixed swap rates	0.53	0.51	0.50	0.49	0.50	0.52	0.59	0.65
Adjusted borrowing rates	0.59	0.56	0.51	0.49	0.49	0.49	0.49	0.53
Financing spreads on residential mortgage investments(c)	1.11	1.10	1.09	1.22	1.30	1.25	0.87	1.00
CPR	16.66	17.58	19.18	17.22	15.16	17.14	25.49	23.12

(a)	Cash yields are based on the cash component of interest income. Investment premium amortization is determined using the interest method which incorporates actual and anticipated future mortgage prepayments. Both are expressed as a percentage calculated on an annualized basis on average amortized cost basis for the indicated periods.

(b)	Repo borrowing rates represent average rates on repurchase agreements and similar borrowings, before consideration of related currently-paying interest rate swap agreements.

Fixed swap rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements held for portfolio hedging purposes and exclude effects of the spread between LIBOR-based variable-rate payments received on these swaps and designated 30- to 90-day repo borrowing rates, as well as the effects of any hedge ineffectiveness.  These effects averaged 22 basis points on average currently-paying swap notional amounts outstanding during the first quarter of 2015, 18 basis points during 2014 and 19 basis points during 2013.

Adjusted borrowing rates reflect repo borrowing rates, fixed swap rates and the above-mentioned differences. All rates presented are expressed as a percentage calculated on an annualized basis for the indicated periods.

(c)	See page 28 for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to its related GAAP financial measure, total financing spreads.

During the first quarter of 2015, cash yields continued a trend of gradual quarterly declines in large part due to coupon interest rates on more of the loans underlying the portfolio reset to fully-indexed levels in the current low interest rate environment.  With the underlying indexes (principally one-year LIBOR) beginning to increase in anticipation of Federal Reserve action to increase short-term interest rates, cash yields may have an opportunity to begin trending higher in future quarters.

Portfolio yield adjustments for investment premium amortization are primarily driven by changes in mortgage prepayment rates and investment premium levels.  Quarterly mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets, as well as routine seasonal factors.  Mortgage prepayments declined during the first quarter of 2015 primarily due to seasonal factors, leading to lower investment premium amortization and higher yields.  Mortgage prepayments increased for the month of April such that second quarter portfolio yields are expected to be negatively impacted.

Adjusted for portfolio financing-related and currently-paying interest rate swap agreements, borrowing rates averaged 0.59% during the first quarter of 2015, an increase of three basis points from the fourth quarter of 2014 primarily reflecting a greater use of longer-maturity repo borrowings and higher interest rate swap costs.  Future borrowing rates will be dependent on market conditions, including the availability of longer-maturity repo borrowings and interest rate swap agreements at attractive rates.  See NOTE 6 to the consolidated financial statements for further information regarding the Company’s currently-paying and forward-starting swap agreements.

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

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of March 31, 2015 in comparison with December 31, 2014 (in thousands):

	Investments (a)	Repo Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Balances as of March 31, 2015:
Residential mortgage investments	$14,150,084	$12,938,508	$1,211,576	$543,830
Cash collateral receivable from swap counterparties, net (c)			24,163	–
Other assets, net of other liabilities			260,560	205,615
			$1,496,299	$749,445	8.65:1
Balances as of December 31, 2014	$13,908,104	$12,806,843	$1,490,771	$753,575	8.59:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.

(b)	Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted repurchase arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.

(c)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties, if applicable, and the fair value of interest rate swap positions as of the indicated date.

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

Index
At March 31, 2015 portfolio leverage increased marginally from year-end, reflecting modest increases in the size of the portfolio and in long-term investment capital.  Management believes current portfolio leverage levels represent an appropriate and prudent use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

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

	2015	2014				2013
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Financing spreads on residential mortgage investments	1.11%	1.10%	1.09%	1.22%	1.30%	1.25%	0.87%	1.00%
Impact of lower yields on other interest-earning assets*	(0.04)	(0.05)	(0.04)	(0.05)	(0.04)	(0.03)	(0.02)	(0.05)
Impact of higher borrowing rates on other interest-paying liabilities*	(0.06)	(0.07)	(0.06)	(0.07)	(0.07)	(0.07)	(0.06)	(0.06)
Total financing spreads	1.01	0.98	0.99	1.10	1.19	1.15	0.79	0.89

*	Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of $100 million in unsecured borrowings (at an average borrowing rate of 8.49%) that the Company considers a component of its long-term investment capital and, where applicable, cash collateral payable to interest rate swap counterparties.

Index
RESULTS OF OPERATIONS

	Quarter Ended March 31
	2015	2014
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments (before investment premium amortization)	$83,723	$81,733
Investment premium amortization	(25,078)	(22,288)
Related interest expense	(19,214)	(15,407)
	39,431	44,038
Other interest income (expense)	(2,029)	(2,061)
	37,402	41,977
Other revenue (expense):
Salaries and benefits	(1,049)	(1,132)
Short-term incentive compensation	(692)	(540)
Long-term incentive compensation	(608)	(626)
Other general and administrative expense	(1,149)	(1,203)
Miscellaneous other revenue (expense)	53	(85)
	(3,445)	(3,586)
Net income	$33,957	$38,391
Net income per diluted common share	$0.32	$0.37
Average diluted shares outstanding	95,674	95,538
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.42%	2.46%
Investment premium amortization	(0.72)	(0.67)
Adjusted yields	1.70	1.79
Other interest-earning assets	0.11	0.06
Total average yields	1.66	1.75
Average borrowing rates:
Repo borrowings:
Repo borrowing rates	0.38	0.34
Fixed swap rates	0.53	0.50
Adjusted borrowing rates	0.59	0.49
Unsecured borrowings	8.49	8.49
Total average borrowing rates	0.65	0.56
Average financing spreads on residential mortgage investments, a non-GAAP financial measure (a)	1.11	1.30
Average total financing spreads	1.01	1.19
Average net yield on total interest-earning assets	1.06	1.23
Average CPR	16.66	15.16
Average balance information:
Residential mortgage investments (cost basis)	$13,834	$13,254
Other interest-earning assets	331	383
Repo borrowings	12,988	12,466
Currently-paying swap agreements (notional amounts)	7,270	5,686
Unsecured borrowings (included in long-term investment capital)	100	100
Long-term investment capital (“LTIC”)	1,502	1,485
Portfolio leverage	8.65:1	8.39:1
Operating costs as a percentage of average LTIC	0.94%	0.96%
Return on average LTIC	9.74	11.07
Return on average common equity capital	10.10	11.70

(a)	Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on Capstead’s residential mortgage investments, net of repo borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes. This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings. See page 28 for reconciliations of these measures and the Company’s rationale for using this non-GAAP financial measure.

Index
Capstead net income totaled $34 million or $0.32 per diluted common share for the first quarter of 2015 compared to $38 million or $0.37 per diluted common share for the first quarter of 2014.  The benefit to net interest margins of a 4.4% increase in average portfolio outstanding was offset by lower cash yields and higher investment premium amortization as well as higher borrowing rates.

Financing spreads on residential mortgage investments averaged 1.11% for the first quarter of 2015, compared to 1.30% for the first quarter of 2014.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of repo borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings.  See page 28 for a reconciliation of these GAAP and non-GAAP financial measures.

Yields on residential mortgage investments averaged 1.70% during the quarter ended March 31, 2015, compared to 1.79% for the same period in 2014.  Cash yields averaged 2.42% during the quarter ended March 31, 2015, four basis points lower than in 2014 reflecting the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions.  The rate of decline in cash yields has slowed over the last two years reflecting more loans underlying the portfolio resetting to fully-indexed levels.  The yield adjustment for investment premium amortization averaged 72 basis points during the first quarter of 2015, an increase of five basis points over the same period in 2014, reflecting an increase in investment premium amortization primarily resulting from a 10% increase in mortgage prepayment rates.

Repo borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes, increased by ten basis points, averaging 0.59% during the quarter ended March 31, 2015.  Unadjusted repo borrowing rates accounted for four of the ten basis point increase with the remainder attributable to higher interest rate swap costs.  Higher unadjusted repo borrowing rates reflect the Company taking advantage of healthy repo market conditions by securing $2.38 billion in 12- to 24-month repo borrowings at average rates of 0.61%.  Swap costs were higher primarily because of higher fixed swap rates with the expiration of older, lower-rate swaps and higher currently-paying swap balances (currently-paying swap balances averaged $7.27 billion for the first quarter of 2015, compared to $5.69 billion for same period in 2014).  Note also that fixed swap rates exclude differences between LIBOR-based variable-rate payments received on these swaps and designated 30- to 90-day repo borrowing rates, as well as the effects of hedge ineffectiveness.  These differences averaged 22 basis points on average currently-paying swap notional amounts outstanding during the first quarter of 2015, compared to 18 basis points during the same period in 2014.  Future repo borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity repo borrowings and interest rate swap agreements at attractive rates.

Operating costs as a percentage of long-term investment capital averaged 0.94% for the first quarter of 2015, two basis points lower than reported for the same period in 2014, reflecting a modest increase in average long-term investment capital.  Higher short-term incentive compensation accruals were offset by lower general and administrative and benefit costs compared to the prior year.  See NOTE 10 to the accompanying consolidated financial statements (included in Item 1 of this report) for additional information regarding the Company’s compensation programs.

Index
LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are repo borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down repo borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” on page 27 illustrates management’s estimate of additional funds potentially available to the Company as of March 31, 2015 and the accompanying discussion provides insight into the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead pledges its residential mortgage investments as collateral under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, referred to as counterparties, when each such repo borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions.  As of March 31, 2015, the Company had uncommitted repurchase facilities with a variety of lending counterparties to finance its portfolio, subject to certain conditions, and had borrowings outstanding with 25 of these counterparties.  Amounts available to be borrowed under these arrangements are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Repo borrowings totaled $12.94 billion at March 31, 2015, with $10.56 billion maturing within 90 days.  Repo borrowings began the year at $12.81 billion and averaged $12.99 billion during the quarter.  Average repo borrowings during the year can differ from year-end balances for a number of reasons including portfolio growth or contraction as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to higher short-term interest rates and to secure longer-term, committed financing, Capstead may enter into longer-maturity repurchase arrangements if available at attractive rates and terms.  To this end, during the latter half of 2014 the Company entered into $1.78 billion in 12- to 18-month repo borrowings and during the first quarter of 2015 entered into an additional $600 million of 18- to 24-month repo borrowings bringing total repo borrowings with initial maturities of at least 12 months to $2.38 billion with average remaining maturities of 11 months.  To further reduce exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms.  These derivative financial instruments are designated as cash flow hedges of a like amount of repo borrowings.  At March 31, 2015, portfolio financing-related swap agreements totaling $7.30 billion notional amount with average contract expirations of 12 months, consisting of (a) $7.10 billion notional amount in currently-paying swap agreements requiring the payment of fixed rates of interest averaging 0.54% for average remaining interest-payment terms of 12 months and (b) $200 million notional amount in forward-starting swap agreements that will begin requiring fixed rate interest payments averaging 0.72% for two-year periods commencing in April 2015, with average contract expirations of 24 months.

Index
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

During the first quarter of 2015, the Company raised $11 million in new preferred equity capital using an at-the-market continuous offering program established to issue additional shares of common stock and 7.50% Series E Cumulative Redeemable Preferred Stock.

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

To further reduce exposure to higher short-term interest rates, the Company uses longer-dated repo borrowings, if available at attractive rates and terms, as well as currently-paying and forward-starting interest rate swap agreements that typically require interest payments for two-year terms.  These transactions lengthen the effective duration of the Company’s borrowings to more closely match the duration of its investments.  After consideration of all swap positions entered into as of year-end to hedge changes in short-term interest rates, the Company’s residential mortgage investments and related repo borrowings had estimated durations at March 31, 2015 of 11 and 9 months, respectively, for a net duration gap of approximately 2 months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated repo borrowings if available at attractive terms.

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

Index
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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related repo borrowings and derivative financial instruments as of the indicated dates, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: *
March 31, 2015	<0.25%	1.92%	(18.3)%	5.6%	7.0%
December 31, 2014	<0.25	2.17	(21.5)	7.1	9.5
Projected percentage change in portfolio and related derivative values: *
March 31, 2015	<0.25	1.92	0.1	(0.2)	(0.3)
December 31, 2014	<0.25	2.17	0.1	(0.2)	(0.3)

*	Sensitivity of net interest margins as well as portfolio and related repo borrowings and derivative values to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month net interest margin change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices, if investments made will behave in the same fashion as assets currently held or if management will choose to replace runoff with such assets.

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

Index
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

Monetary policy actions by the Federal Reserve could adversely affect Capstead’s liquidity, financial condition and earnings.  Since 2008 the Federal Reserve has employed a number of new policy initiatives, most notably the purchase of U.S. Treasury securities and Agency Securities.  This expansion of the Federal Reserve’s balance sheet is often referred to as quantitative easing or QE.  The policy goals of the QE initiatives were to support the GSEs and the housing markets, and otherwise improve economic and labor market conditions by exerting downward pressure on longer term interest rates, including mortgage interest rates.

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

In general, QE elevated pricing levels for Agency Securities resulting in declining yields on new purchases, lower mortgage interest rates and higher mortgage prepayment rates.  The Company’s net interest margins, and therefore earnings, were adversely affected over time as existing, lower-cost portfolio was replaced with higher-cost, lower-yielding securities.  See previous discussion regarding the negative effects of higher mortgage prepayment levels.

With the Federal Reserve concluding its bond buying program and eventually allowing its existing holdings to begin running off, pricing for ARM Agency securities could be negatively affected as the buy-side support of such a large market participant is removed.  In addition, should the Federal Reserve decide to eventually reduce its holdings of fixed-rate Agency Securities through asset sales, the pricing for all Agency Securities could decline.  These actions could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described above.

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

Failure of the federal government to reduce future annual federal budget deficits could adversely impact Capstead’s liquidity, financial condition and earnings.   The increasing amount of outstanding federal debt relative to the size of the U.S. economy, particularly in light of projected growth in federal government spending and resulting federal budget deficits, could eventually lead to a decline in the market’s perception of the creditworthiness of the federal government.  Because market participants rely on the federal government’s continued support of the GSEs, the perception of credit risk associated with Agency Securities and, therefore, the pricing of existing holdings of Agency Securities could be adversely affected.  In addition, political discord over the U.S. fiscal policy could create broader financial turmoil and uncertainty, which may weigh heavily on the global banking system and limit the availability and/or terms and conditions of repo borrowings which could adversely impact the Company’s liquidity, earnings and book value per common share, as more fully described above.

Legislative and regulatory actions could adversely affect the availability and/or terms and conditions of borrowings under repurchase arrangements and consequently, the Company’s liquidity, financial condition and earnings.  In 2010 the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in order to restrict certain business practices of systemically significant participants in the financial markets, which include many of the Company’s lending counterparties.  Additionally, changes in regulatory capital requirements and other leverage constraints are being implemented worldwide.  It remains unclear how significant of an impact Dodd Frank and changes in regulatory capital requirements will have on the financial markets in general and on the Company’s strategy of holding a leveraged portfolio of Agency Securities.  However, it is possible that the availability and/or terms and conditions of repo borrowings could be adversely affected which could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described above.

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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future 30- and 90-day borrowings and the 20-year floating-rate periods of the Company’s unsecured borrowings that begin in late 2015.  Variable-rate payments to be received on the swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally on a monthly basis while fixed rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments.  See NOTE 6 to the consolidated financial statements (included under Item 1 of this report) and “Financial Condition–Residential Mortgage Investments” for additional information regarding the Company’s current use of derivatives and its related risk management policies.

Index
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

Index
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.  CONTROLS AND PROCEDURES

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2015.

PART II. — OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit Number	DESCRIPTION

3.1
Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares (except the 7.50% Series E Cumulative Redeemable Preferred Stock) and all other amendments to such Articles of Incorporation.(1)

3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(6)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(7)
10.04	Second Amended and Restated Incentive Bonus Plan.(8)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	Form of nonqualified stock option and stock award agreements for employees with service conditions.(5)
10.07	Form of stock award agreements for employees with performance conditions.(9)
10.08	Form of stock award agreements for employees with performance conditions and deferral of dividends.(10)
10.09	2013 Annual Incentive Plan (short-term).(11)
10.10	2014 Annual Incentive Compensation Program (short-term).(3)
10.11	2014 Long-Term Award Criteria, as corrected.(3)
10.12	Form of performance unit agreement.(12)
10.13	Sales agreement, dated November 12, 2013, by and between the Company and its continuous offering program sales manager.(13)
10.14	Sales agreement, dated January 23, 2015, by and between the Company and its continuous offering program sales manager.(14)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

Index
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 5, 2011, for the event dated May 4, 2011.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2008.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2010.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on October 23, 2013 for the event dated October 21, 2013.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 6, 2015, for the event dated January 2, 2015.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on November 13, 2013, for the event dated November 12, 2013.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 29, 2015, for the event dated January 23, 2015.
*	Filed herewith
**	Furnished herewith

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: May 8, 2015	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: May 8, 2015	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer