Form 10-Q
period 2015-06-30
CAPSTEAD MORTGAGE CORP
filed 2015-08-07
CIK 766701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	95,824,551 as of August 7, 2015

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

INDEX

PART I. — FINANCIAL INFORMATION

		Page
ITEM 1.	Financial Statements (unaudited)

Consolidated Balance Sheets — June 30, 2015 and December 31, 2014		3

Consolidated Statements of Income — Quarter and Six Months Ended June 30, 2015 and 2014		4

Consolidated Statements of Comprehensive Income — Quarter and Six Months Ended June 30, 2015 and 2014		5

Consolidated Statements of Cash Flows — Six Months Ended June 30, 2015 and 2014		6

Notes to Consolidated Financial Statements		7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk	46

ITEM 4.	Controls and Procedures	46

	PART II. — OTHER INFORMATION

ITEM 6.	Exhibits	47

SIGNATURES		49
Computation of Ratio of Income from Continuing Operations
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 906

Index
ITEM 1.       FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except pledged and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Residential mortgage investments ($13.63 and $13.48 billion pledged under repurchase arrangements at June 30, 2015 and December 31, 2014, respectively)	$14,155,863	$13,908,104
Cash collateral receivable from interest rate swap counterparties	53,326	53,139
Interest rate swap agreements at fair value	318	1,657
Cash and cash equivalents	198,600	307,526
Receivables and other assets	133,178	118,643
	$14,541,285	$14,389,069
Liabilities
Repurchase arrangements and similar borrowings	$12,967,616	$12,806,843
Interest rate swap agreements at fair value	27,401	27,034
Unsecured borrowings	100,000	100,000
Common stock dividend payable	30,706	34,054
Accounts payable and accrued expenses	35,014	30,367
	13,160,737	12,998,298
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized: 7.50% Cumulative Redeemable Preferred Stock, Series E, 8,086 and 7,618 shares issued and outstanding ($202,146 and $190,454 aggregate liquidation preferences) at June 30, 2015 and December 31, 2014, respectively	195,466	183,936
Common stock - $0.01 par value; 250,000 shares authorized: 95,790 and 95,848 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	958	958
Paid-in capital	1,317,486	1,325,340
Accumulated deficit	(346,464)	(346,885)
Accumulated other comprehensive income	213,102	227,422
	1,380,548	1,390,771
	$14,541,285	$14,389,069

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Interest income
Residential mortgage investments	$50,341	$57,092	$108,986	$116,537
Other	99	77	193	138
	50,440	57,169	109,179	116,675
Interest expense
Repurchase arrangements and similar borrowings	(20,098)	(15,542)	(39,312)	(30,949)
Unsecured borrowings	(2,122)	(2,122)	(4,245)	(4,244)
	(22,220)	(17,664)	(43,557)	(35,193)
	28,220	39,505	65,622	81,482
Other revenue (expense)
Salaries and benefits	(1,103)	(985)	(2,152)	(2,117)
Short-term incentive compensation	(830)	(397)	(1,522)	(937)
Long-term incentive compensation	(227)	(624)	(835)	(1,250)
Other general and administrative expense	(1,170)	(967)	(2,319)	(2,170)
Miscellaneous other revenue (expense)	54	32	107	(53)
	(3,276)	(2,941)	(6,721)	(6,527)
Net income	$24,944	$36,564	$58,901	$74,955
Net income available to common stockholders
Net income	$24,944	$36,564	$58,901	$74,955
Less preferred stock dividends	(3,788)	(3,449)	(7,530)	(6,687)
	$21,156	$33,115	$51,371	$68,268

Net income per common share
Basic	$0.22	$0.35	$0.54	$0.72
Diluted	0.22	0.35	0.54	0.71

Weighted average common shares outstanding
Basic	95,501	95,399	95,485	95,374
Diluted	95,689	95,626	95,682	95,583

Cash dividends declared per share
Common	$0.31	$0.34	$0.62	$0.68
Series E Preferred	0.47	0.47	0.94	0.94

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Quarter Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income	$24,944	$36,564	$58,901	$74,955

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	(18,747)	16,492	(12,640)	33,185
Amounts related to cash flow hedges:
Change in net unrealized losses	3,400	(12,998)	(14,991)	(25,654)
Reclassification adjustment for amounts included in net income	6,863	5,384	13,311	10,106
	(8,484)	8,878	(14,320)	17,637
Comprehensive income	$16,460	$45,442	$44,581	$92,592

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30
	2015	2014
Operating activities
Net income	$58,901	$74,955
Noncash items:
Amortization of investment premiums	58,135	47,429
Amortization of equity-based awards	1,066	1,373
Other depreciation and amortization	66	70
Change in measureable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	26	55
Net change in receivables, other assets, accounts payable and accrued expenses	7,497	2,018
Net cash provided by operating activities	125,691	125,900
Investing activities
Purchases of residential mortgage investments	(1,936,354)	(1,552,525)
Interest receivable acquired with the purchase of residential mortgage investments	(3,027)	(2,449)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	1,603,206	1,288,207
Net cash used in investing activities	(336,175)	(266,767)
Financing activities
Proceeds from repurchase arrangements and similar borrowings	58,392,825	67,456,237
Principal payments on repurchase arrangements and similar borrowings	(58,232,051)	(67,152,277)
Increase in cash collateral receivable from interest rate swap counterparties	(187)	(20,089)
Proceeds from issuance of preferred shares	11,531	13,838
Other capital stock transactions	(429)	(512)
Dividends paid	(70,131)	(68,786)
Net cash provided by financing activities	101,558	228,411
Net change in cash and cash equivalents	(108,926)	87,544
Cash and cash equivalents at beginning of period	307,526	413,356
Cash and cash equivalents at end of period	$198,600	$500,900

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 1 — BUSINESS

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas.  Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.”  Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae, Freddie Mac, or by an agency of the federal government, Ginnie Mae.  Residential mortgage pass-through securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae are referred to as “Agency Securities” and are considered to have limited, if any, credit risk.

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2015.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In June 2014 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (“ASU 2014-11”).  ASU 2014-11 requires repurchase-to-maturity transactions to be accounted for as financings and eliminates existing guidance regarding so-called “linked transactions” between a buyer of securities and a seller that also provides related repurchase financings.  ASU 2014-11 also introduces new disclosure requirements and is effective for periods beginning after December 15, 2014.  The Company adopted ASU 2014-11 on January 1, 2015.  As the Company has not entered into any repurchase-to-maturity or linked transactions, the provisions of this ASU had no effect on the Company’s results of operations, financial condition, or cash flows.

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

Components of the computation of basic and diluted net income per common share were as follows for the indicated periods (dollars in thousands, except per share amounts):

	Quarter Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Basic net income per common share
Numerator for basic net income per common share:
Net income	$24,944	$36,564	$58,901	$74,955
Preferred stock dividends	(3,788)	(3,449)	(7,530)	(6,687)
Earnings participation of unvested equity awards	(33)	(12)	(67)	(36)
	$21,123	$33,103	$51,304	$68,232
Denominator for basic net income per common share:
Weighted average common stock outstanding	95,805	95,767	95,815	95,772
Average unvested stock awards outstanding	(304)	(368)	(330)	(398)
	95,501	95,399	95,485	95,374
	$0.22	$0.35	$0.54	$0.72
Diluted net income per common share
Numerator for diluted net income per common share:
Numerator for basic net income per common share	$21,123	$33,103	$51,304	$68,232

Denominator for diluted net income per common share:
Denominator for basic net income per common share	95,501	95,399	95,485	95,374
Net effect of dilutive equity awards	188	227	197	209
	95,689	95,626	95,682	95,583
	$0.22	$0.35	$0.54	$0.71

Index
NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
June 30, 2015
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$1,148	$3	$1,151	$1,152	6.64%	6.20%
ARMs	10,427,265	334,633	10,761,898	10,986,682	2.52	1.58
Ginnie Mae ARMs	3,040,934	105,777	3,146,711	3,162,017	2.58	1.01
	13,469,347	440,413	13,909,760	14,149,851	2.53	1.45
Residential mortgage loans:
Fixed-rate	1,231	1	1,232	1,232	6.78	4.64
ARMs	2,810	11	2,821	2,821	3.73	3.19
	4,041	12	4,053	4,053	4.66	3.67
Collateral for structured financings	1,927	32	1,959	1,959	8.11	7.79
	$13,475,315	$440,457	$13,915,772	$14,155,863	2.53	1.46
December 31, 2014
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$1,660	$4	$1,664	$1,665	6.63	6.52
ARMs	10,230,419	328,781	10,559,200	10,800,332	2.51	1.68
Ginnie Mae ARMs	2,983,659	103,911	3,087,570	3,099,168	2.63	1.58
	13,215,738	432,696	13,648,434	13,901,165	2.54	1.66
Residential mortgage loans:
Fixed-rate	1,848	2	1,850	1,850	6.96	5.65
ARMs	3,046	13	3,059	3,059	3.73	3.18
	4,894	15	4,909	4,909	4.95	4.09
Collateral for structured financings	1,997	33	2,030	2,030	8.11	7.86
	$13,222,629	$432,744	$13,655,373	$13,908,104	2.54	1.66

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale (see NOTE 9).

(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the quarter then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

Because of federal government support for Fannie Mae and Freddie Mac, Agency Securities are considered to have limited, if any, credit risk.  Residential mortgage loans held by Capstead were originated prior to 1995 when the Company operated a mortgage conduit and the related credit risk is borne by the Company.  Collateral for structured financings consists of private residential mortgage securities that are backed by loans obtained through this mortgage conduit and are pledged to secure repayment of related structured financings.  Credit risk for these securities is borne by the related bondholders.  The maturity of Residential mortgage investments is directly affected by prepayments of principal on the underlying mortgage loans.  Consequently, actual maturities will be significantly shorter than the portfolio’s weighted average contractual maturity of 290 months.

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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of June 30, 2015, the average months to roll for the Company’s $7.97 billion (amortized cost basis) in current-reset ARM investments was 6.4 months while the average months to roll for the Company’s $5.94 billion (amortized cost basis) in longer-to-reset ARM investments was 41.2 months.

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

Index
Repurchase arrangements and similar borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
June 30, 2015
Borrowings with maturities of 30 days or less:
Agency Securities	$10,629,834	$21,600	$10,130,657	0.38%
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	1,251,712	2,802	1,185,000	0.44
Agency Securities (greater than 90 days)	1,747,074	4,498	1,650,000	0.71
Similar borrowings:
Collateral for structured financings*	1,959	–	1,959	8.11
	$13,630,579	$28,900	$12,967,616	0.43
Quarter-end borrowing rates adjusted for effects of related derivative financial instruments (“Derivatives”) held as cash flow hedges (see NOTE 6)				0.66
December 31, 2014
Borrowings with maturities of 30 days or less:
Agency Securities	$10,401,080	$24,045	$9,878,889	0.35
Borrowings with maturities greater than 30 days:
Agency Securities (31 to 90 days)	1,205,570	2,248	1,150,924	0.35
Agency Securities (greater than 90 days)	1,874,892	4,640	1,775,000	0.56
Similar borrowings:
Collateral for structured financings*	2,030	–	2,030	8.11
	$13,483,572	$30,933	$12,806,843	0.38
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.58

*	The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral. Additionally, these financings are subject to redemption by the residual bondholders.

Average borrowings outstanding differed from respective quarter-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	June 30, 2015		December 31, 2014
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives held as cash flow hedges for the indicated quarters	$13,029,887	0.62%	$12,843,636	0.56%

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

During the quarter and six months ended June 30, 2015 Capstead entered into swap agreements with notional amounts of $700 million and $1.40 billion, respectively.  These swap agreements require fixed-rate interest payments averaging 0.75% and 0.73% for two-year periods commencing on various dates between January 2015 and June 2015.  Also during these periods, $200 million and $1.30 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.43% and 0.49%, respectively, matured.

At June 30, 2015, the Company’s portfolio of financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Currently-paying contracts:
Third quarter 2015	$400,000	0.47%
Fourth quarter 2015	1,200,000	0.45
First quarter 2016	1,700,000	0.51
Second quarter 2016	1,100,000	0.47
Third quarter 2016	700,000	0.56
Fourth quarter 2016	800,000	0.66
First quarter 2017	1,000,000	0.72
Second quarter 2017	900,000	0.74
(average expiration: 11 months)	$7,800,000	0.57
Forward-starting contracts expiring in 2035 and 2036 related to unsecured borrowings	$100,000	4.09

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

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet Location	June 30	December 31
		2015	2014
Balance sheet-related
Swap agreements in a gain position (an asset) related to:
Borrowings under repurchase arrangements	(a)	$318	$1,657
Swap agreements in a loss position (a liability) related to:
Borrowings under repurchase arrangements	(a)	(9,587)	(6,332)
Unsecured borrowings	(a)	(17,814)	(20,702)
Related net interest payable	(b)	(12,183)	(9,516)
		$(39,266)	$(34,893)

(a)	The fair value of Derivatives with realized and unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with realized and unrealized losses that are recorded as a liability. The amount of unrealized losses scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates totaled $14.9 million at June 30, 2015.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Quarter Ended June 30		Six Months Ended June 30
	Net Income	2015	2014	2015	2014
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions		$(6,863)	$(5,384)	$(13,311)	$(10,106)
Amount of gain (loss) recognized (ineffective portion)		3	(110)	(306)	(168)
Increase in interest expense and decrease in Net income as a result of the use of Derivatives	*	$(6,860)	$(5,494)	$(13,617)	$(10,274)
Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income (loss) (effective portion)		$3,400	$(12,998)	$(14,991)	$(25,654)

*	Included in “Interest expense: Repurchase arrangements and similar borrowings” on the face of the Statements of Income.

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

	Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet (a)
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2015
Counterparty 4	$–	$318	$318	$(318)	$–	$–

December 31, 2014
Counterparty 2	$–	$95	$95	$(95)	$–	$–
Counterparty 4	1,128	434	1,562	(1,562)	–	–
	$1,128	$529	$1,657	$(1,657)	$–	$–

	Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet (c)
	Gross Amounts of Recognized Liabilities (b)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet (a)	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2015
Derivatives by counterparty:
Counterparty 1	$20,131	$–	$20,131	$–	$(20,131)	$–
Counterparty 2	2,938	–	2,938	–	(2,800)	138
Counterparty 4	16,197	318	16,515	(318)	(16,197)	–
	39,266	318	39,584	(318)	(39,128)	138

Repurchase arrangements and similar borrowings	12,976,370	–	12,976,370	(12,976,370)	–	–
	$13,015,636	$318	$13,015,954	$(12,976,688)	$(39,128)	$138
December 31, 2014
Derivatives by counterparty:
Counterparty 1	$24,533	$–	$24,533	$–	$(24,533)	$–
Counterparty 2	4,042	95	4,137	(95)	(4,042)	–
Counterparty 3	736	–	736	–	(736)	–
Counterparty 4	6,710	434	7,144	(1,562)	(5,582)	–
	36,021	529	36,550	(1,657)	(34,893)	–

Repurchase arrangements and similar borrowings	12,812,947	–	12,812,947	(12,812,947)	–	–
	$12,848,968	$529	$12,849,497	$(12,814,604)	$(34,893)	$–

(a)	Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

(b)	Amounts include accrued interest of $12.2 million and $9.5 million on interest rate swap agreements and $8.8 million and $6.1 million on repurchase arrangements and similar borrowings, included in “Accounts payable and accrued expenses” on the face of the Balance Sheets as of June 30, 2015 and December 31, 2014, respectively.

(c)	Amounts presented are limited to recognized assets and collateral pledged associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

Index
Changes in Accumulated other comprehensive income by component for the quarter and six months ended June 30, 2015 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at March 31, 2015	$(37,252)	$258,838	$221,586
Activity for the quarter ended June 30, 2015:
Other comprehensive income (loss) before reclassifications	3,400	(18,747)	(15,347)
Amounts reclassified from accumulated other comprehensive income	6,863	–	6,863
Other comprehensive income (loss)	10,263	(18,747)	(8,484)
Balance at June 30, 2015	$(26,989)	$240,091	$213,102

Balance at December 31, 2014	$(25,309)	$252,731	$227,422
Activity for the six months ended June 30, 2015:
Other comprehensive income (loss) before reclassifications	(14,991)	(12,640)	(27,631)
Amounts reclassified from accumulated other comprehensive income	13,311	–	13,311
Other comprehensive income (loss)	(1,680)	(12,640)	(14,320)
Balance at June 30, 2015	$(26,989)	$240,091	$213,102

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036.  Included in Receivables and other assets are $2.1 million in remaining issue costs at June 30, 2015 associated with the original issuance of these notes.  Note balances and related weighted average interest rates as of June 30, 2015 and December 31, 2014 (calculated including issue cost amortization) were as follows (dollars in thousands):

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

Index
NOTE 8 — CAPITAL TRANSACTIONS

During the quarter and six months ended June 30, 2015, Capstead issued an additional 36,000 and 468,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at average prices of $24.46 and $24.65, net of underwriting fees and other costs, for net proceeds of $879,000 and $11.5 million, respectively.  Amounts raised subsequent to quarter-end under this program have been minimal.

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

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Residential mortgage loans	$4,053	$4,100	$4,909	$5,000
Interest rate swap agreements	318	318	1,657	1,657
Financial liabilities:
Repurchase arrangements with initial terms of greater than 90 days	2,575,000	2,576,100	2,128,517	2,128,400
Unsecured borrowings	100,000	100,300	100,000	100,500
Interest rate swap agreements	27,401	27,401	27,034	27,034

Index
Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized Cost Basis	Gross Unrealized
		Gains	Losses	Fair Value
June 30, 2015
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,761,923	$226,933	$2,148	$10,986,708
Ginnie Mae	3,146,711	18,716	3,410	3,162,017
Residential mortgage securities classified as held-to-maturity	3,084	73	–	3,157
December 31, 2014
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	10,559,231	243,351	2,218	10,800,364
Ginnie Mae	3,087,570	16,755	5,157	3,099,168
Residential mortgage securities classified as held-to-maturity	3,663	124	–	3,787

	June 30, 2015		December 31, 2014
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$518,021	$2,964	$706,839	$5,320
Less than one year	1,259,485	2,594	1,095,724	2,055
	$1,777,506	$5,558	$1,802,563	$7,375

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

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments are considered other-than-temporarily impaired at June 30, 2015.

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

Index
Equity-based awards as well as other incentive awards that recognize the creation of value for stockholders and promote the Company’s long-term growth and success are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan, approved by stockholders in May 2014.  At June 30, 2015, this plan had 4,432,739 shares of common stock remaining available for future issuances.

Short-term Incentive Compensation Programs

The Committee periodically reviews Capstead’s annual incentive compensation program, establishing and implementing desired changes in performance metrics, composition of the mortgage REIT industry peer group used for measurement purposes and each participating officer’s targeted award opportunity.  Under the provisions of the program in effect for 2015 and 2014, awards are made based on (a) economic return (change in book value plus dividends) measured on a relative basis, and, to a lesser extent, on an absolute return basis, (b) relative operating cost efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), and (c) each participating officer’s attainment of stated goals and objectives.  Each participating officer has a targeted award opportunity equal to 125% of his base salary.  Under the terms of the program, each performance metric is assigned a weighting and the Company’s performance relative to each metric is calculated separately. No awards can be earned for performance below the defined threshold returns and awards are capped for performance above the defined maximum return levels.  Included in Accounts payable and accrued expenses at June 30, 2015 are annual incentive compensation accruals for all employees totaling $1.1 million.  Recognized in Short-term incentive compensation are $627,000 and $1.1 million related to annual incentive compensation for all employees for the quarter and six months ended June 30, 2015, respectively.

The Committee administers an additional performance-based short-term incentive compensation program for key executives that provides for quarterly cash payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting shares of common stock (“Dividend Equivalent Rights” or “DERs”).  DERs only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  In December 2014 the Committee extended the term of the 654,000 outstanding DERs to December 31, 2015. In April 2015 the Compensation Committee issued 90,000 DERs to a new executive and 90,000 DERs were forfeited by a departing executive..  Included in Accounts payable and accrued expenses are second quarter 2015 DERs distribution amounts totaling $203,000 that were paid in July 2015.  Recognized in Short-term incentive compensation are $203,000 and $405,000 related to the DERs program for the quarter and six months ended June 30, 2015, respectively.

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

Index
Pursuant to this program, in January 2015 and December 2013 the Committee granted 247,512 and 242,505 RSUs with three-year performance periods ending December 31, 2017 and 2016, respectively.  With the April 2015 departure of a participating executive, 37,199 and 36,467 RSUs issued in 2015 and 2013, respectively, were forfeited.  Initial grant date fair values of $8.83 and $12.45 were assigned to each unit of the January 2015 and December 2013 grants, respectively.  In the fourth quarter of 2014 the three-year compensation cost estimate for the December 2013 grant was reduced to $7.21 per unit.  Recognized in Long-term incentive compensation are $143,000 and $471,000 related to the RSUs for the quarter and six months ended June 30, 2015, respectively (net of a $137,000 adjustment related to forfeitures).

Long-term Equity-based Awards – Stock Awards

Under an absolute return performance-based stock award program terminated in 2013, the Committee granted common stock awards to all employees with staggered three-year vesting periods.  These awards vest if annualized returns in excess of established return levels are generated during three-year measurement periods.  Vesting can be deferred and a new three-year measurement period established to include the subsequent year, up to and including the seventh calendar year after the year of grant.  Any remaining unvested awards issued under this program will expire if the required returns are not generated for the final three-year measurement period.  Grants made under this program totaling 125,221 shares with an average grant date fair value of $12.58 vested in February 2015 pertaining to initial measurement periods ending December 31, 2014.  Remaining grants under this program totaling 118,784 and 62,137 shares with average grant date fair values of $12.17 and $11.67 are scheduled to vest in February 2016 and 2017, respectively, assuming performance criteria and service conditions are met.

In December 2014 and 2013 respectively, the Committee granted service-based stock awards for 37,237 and 35,703 shares of common stock with grant date fair values of $12.47 and $12.34 to employees not awarded RSUs.  These awards vest January 2, 2018 and January 2, 2017, respectively, assuming service conditions are met.  As a component of the Company’s director compensation program, directors are granted stock awards annually upon election or re-election to the board of directors that vest approximately one year from issuance.  In July 2014, director stock awards for 35,000 shares with a grant date fair value of $13.16 were granted that vested on July 15, 2015.

Performance-based and service-based stock award activity for the six months ended June 30, 2015 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock awards outstanding at December 31, 2014	436,581	12.29
Forfeitures	(22,499)	12.00
Vestings	(125,221)	12.58
Unvested stock awards outstanding at June 30, 2015	288,861	12.19

During the quarter and six months ended June 30, 2015, the Company recognized in Long-term incentive compensation $84,000 and $364,000, respectively, related to amortization of the grant date fair value of employee performance-based and service-based stock awards (net of a $172,000 adjustment related to forfeitures).  The amounts amortized for these periods assumed that performance metrics, if applicable, would continue to be met for related initial measurement periods.  In addition, the Company recognized in Other general and administrative expense $116,000 and $231,000 related to amortization of the grant date fair value of service-based director stock awards during the quarter and six months ended June 30, 2015, respectively.

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

Long-term Equity-based Awards – Option Awards

Option awards currently outstanding have ten-year contractual terms from the grant date and were issued with strike prices equal to the quoted market prices of Capstead’s common shares on the dates of grant, all of which were prior to 2010.  No option award activity occurred during 2015.  All outstanding option awards are exercisable at June 30, 2015.  These awards totaled 40,000 shares with a weighted average remaining contractual term of 3.0 years and an aggregate intrinsic value of $5,000.  The fair value of these awards was estimated on the dates of grant using a Black-Scholes option pricing model and was expensed over the related vesting periods.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its executives.  In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s base salary and annual incentive compensation payments and makes discretionary contributions of up to another 3% of such compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements that have been met by nearly all of Capstead’s current employees.  During the quarter and six months ended June 30, 2015, the Company recognized in Salaries and benefits $87,000 and $162,000 related to contributions to these plans, respectively.

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

Capstead has typically financed its residential mortgage investments by borrowing under repurchase arrangements with commercial banks and other financial institutions (referred to as “repo” borrowings) supported by its long-term investment capital.  Subsequent to quarter-end, the Company improved its funding flexibility by gaining membership in the Federal Home Loan Bank (“FHLB”) of Cincinnati through a wholly-owned captive insurance subsidiary.  In August 2015 this subsidiary began receiving advances from the bank in the form of secured borrowings, which are similar to repo borrowings.  At June 30, 2015, long-term investment capital totaled $1.48 billion and consisted of $1.19 billion of common and $195 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of unsecured borrowings that mature in 2035 and 2036.  Long-term investment capital decreased by less than one percent ($10 million) during the six months ended June 30, 2015 primarily as a result of lower unrealized portfolio gains, net of lower pricing levels for interest rate swap agreements held for hedging purposes ($14 million), and dividend distributions in excess of earnings ($8 million) partially offset by raising $12 million in new 7.50% Series E preferred capital using an at-the-market continuous offering program.

Capstead’s holdings of residential mortgage investments increased by $248 million during the six months ended June 30, 2015 to $14.16 billion, with portfolio acquisitions exceeding portfolio runoff by $253 million (principal amount).  Repo borrowings increased by $161 million during the six months ended June 30, 2015 to $12.97 billion.  Portfolio leverage (portfolio-related borrowings divided by long-term investment capital) increased to 8.76 to one at June 30, 2015 from 8.59 to one at December 31, 2014.  Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $25 million and $59 million or $0.22 and $0.54 per diluted common share for the quarter and six months ended June 30, 2015, respectively, compared to $37 million and $75 million or $0.35 and $0.71 per diluted common share for the same periods in 2014.  The Company declared a second quarter 2015 common dividend of $0.31 per share that was paid July 20, 2015 to holders of record on June 30, 2015.  Financing spreads on residential mortgage investments* averaged 0.84% and 0.97% for the quarter and six months ended June 30, 2015, respectively, compared to 1.22% and 1.26% during the same periods in 2014.  Earnings and financing spreads in 2015 were negatively affected by increased investment premium amortization resulting from higher levels of mortgage prepayments than experienced during the same periods in 2014.

*	Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of portfolio-related borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes. This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings. See page 28 for a reconciliation of these GAAP and non-GAAP financial measures.

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

Capital Transactions

During the quarter and six months ended June 30, 2015, Capstead issued an additional 36,000 and 468,000 shares, respectively, of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at average prices of $24.46 and $24.65, net of underwriting fees and other costs, for net proceeds of $1 million and $12 million, respectively.  Amounts raised subsequent to quarter-end under this program have been minimal.  Additional amounts of Series E preferred capital and new common equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods associated with the dissemination of important Company-specific news.

Book Value per Common Share

The following table illustrates the progression of Capstead’s book value per common share as well as changes in book value expressed as percentages of beginning book value for the indicated periods:

	Quarter Ended June 30, 2015		Six Months Ended June 30, 2015
Book value per common share, beginning of period	$12.47		$12.52
Change in unrealized gains and losses on mortgage securities classified as available-for-sale	(0.20)		(0.13)
Change in unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Repo borrowings	0.01		(0.05)
Unsecured borrowings	0.10		0.03
	(0.09)	(0.7)%	(0.15)	(1.2)%
Capital transactions:
Dividend distributions in excess of earnings	(0.09)		(0.08)
Other (principally related to equity awards)	0.01		0.01
	(0.08)	(0.7)%	(0.07)	(0.6)%
Book value per common share, end of period	$12.30		$12.30

Decrease in book value per common share during the indicated periods	$(0.17)	(1.4)%	$(0.22)	(1.8)%

Nearly all of Capstead’s residential mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock).  The Company’s borrowings, however, are not reflected at fair value on the balance sheet.  Fair value is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels, among other factors.  The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels generally within five years.  Because of these characteristics, the fair value of the Company’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to leveraged portfolios containing a significant amount of non-agency securities or longer-duration ARM and/or fixed-rate Agency Securities.

Index
Residential Mortgage Investments

Capstead’s investment strategy focuses on managing a large portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities.  Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by Fannie Mae and Freddie Mac, which are federally chartered corporations, or Ginnie Mae, which is an agency of the federal government.  Federal government support for Fannie Mae and Freddie Mac has largely alleviated market concerns regarding the ability of Fannie Mae and Freddie Mac to fulfill their guarantee obligations.

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

The following table illustrates the progression of the Capstead’s portfolio of residential mortgage investments for the quarter and six months ended June 30, 2015 (dollars in thousands):

	Quarter Ended June 30, 2015	Six Months Ended June 30, 2015
Residential mortgage investments, beginning of period	$14,150,084	$13,908,104
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.50% and 2.43%, respectively	944,467	1,870,505
Investment premiums on acquisitions*	32,339	65,849
Portfolio runoff (principal amount)	(919,223)	(1,617,820)
Investment premium amortization	(33,057)	(58,135)
Decrease in net unrealized gains on securities classified as available-for-sale	(18,747)	(12,640)
Residential mortgage investments, end of period	$14,155,863	$14,155,863
Increase in residential mortgage investments during the indicated periods	$5,779	$247,759

*	Residential mortgage investments typically are acquired at a premium to the securities’ unpaid principal balances. Investment premiums are recognized in earnings as portfolio yield adjustments using the interest method over the estimated lives of the related investments. As such, the level of mortgage prepayments impacts how quickly investment premiums are amortized.

Index
Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  After consideration of any applicable initial fixed-rate periods, at June 30, 2015 approximately 87%, 8% and 5% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively.  Approximately 76% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at June 30, 2015 approximately 10% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods of up to nine years.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.  The Company’s ARM holdings featured the following characteristics at June 30, 2015 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$4,396,621	2.30%	2.33%	1.71%	3.36%	9.78%	5.7
Freddie Mac Agency Securities	1,744,634	2.45	2.46	1.82	2.57	9.99	6.9
Ginnie Mae Agency Securities	1,825,067	2.41	1.78	1.51	1.06	8.42	7.6
Residential mortgage loans	2,821	3.39	2.38	2.04	1.59	10.98	4.8
(57% of total)	7,969,143	2.36	2.23	1.69	2.66	9.51	6.4
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,614,313	2.73	2.45	1.66	3.95	7.75	40.5
Freddie Mac Agency Securities	2,006,330	2.77	2.49	1.70	3.21	7.85	44.0
Ginnie Mae Agency Securities	1,321,644	2.81	1.77	1.51	1.08	7.87	38.2
(43% of total)	5,942,287	2.76	2.31	1.64	3.06	7.81	41.2
	$13,911,430	2.53	2.27	1.67	2.83	8.79	21.2

Gross WAC (rate paid by borrowers) (c)		3.14

(a)	Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses. At June 30, 2015, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.27. This table excludes $4 million in fixed-rate Agency Securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps. At quarter-end, 66% of current-reset ARMs were subject to periodic caps averaging 1.77%; 24% were subject to initial caps averaging 3.11%; 9% were subject to lifetime caps averaging 7.65%; and 1% were not subject to a cap. All longer-to-reset ARM securities at June 30, 2015 were subject to initial caps.

(c)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

Portfolio-related Borrowings

Capstead has typically financed its residential mortgage investments by borrowing under repurchase arrangements with commercial banks and other financial institutions, referred to as counterparties, the terms and conditions of which are negotiated on a transaction-by-transaction basis when each such repo borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new repurchase transactions at the conclusion of existing repurchase transactions.

Index
Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date, routinely with terms of 30 to 90 days, and are accounted for as borrowings by the Company.  The Company maintains the beneficial interest in the specific securities pledged during each borrowing’s term and receives the related principal and interest payments.  The amount borrowed is generally equal to the fair value of the securities pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.”  Haircuts on outstanding repo borrowings averaged 4.5 percent and ranged from 3.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at June 30, 2015, little changed from the prior year.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $683 million of capital at risk with its lending counterparties at June 30, 2015.  The Company did not have capital at risk with any single counterparty exceeding 4.5% at June 30, 2015.

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

As of June 30, 2015 the Company’s repo borrowings totaled $12.97 billion with 26 counterparties at average rates of 0.43%, before the effects of interest rate swap agreements held as cash flow hedges and 0.66% including the effects of these derivatives.  To help mitigate exposure to higher short-term interest rates and to secure longer-term, committed financing, Capstead may enter into longer-maturity repurchase arrangements if available at attractive rates and terms.  To this end, during the six months ended June 30, 2015 the Company entered into $800 million in 18- to 24-month repo borrowings with average initial maturities of 19 months and borrowing rates of 0.78%, bringing total repo borrowings with initial maturities of at least 12 months to $2.58 billion a quarter-end with average remaining maturities of eight months and average borrowing rates of 0.63%.

Subsequent to quarter-end, the Company improved its funding flexibility by gaining membership in the FHLB of Cincinnati through a wholly-owned captive insurance subsidiary.  In August 2015 this subsidiary began receiving advances from the bank in the form of secured borrowings.  Similar to repo borrowings, the terms of FHLB advances are negotiated on a transaction-by-transaction basis and the amount borrowed is generally equal to the fair value of the securities pledged, less a haircut that must be maintained via a margin call mechanism throughout the term of an advance.  Unlike repo borrowings, Capstead pledges collateral to secure the advance rather than transferring ownership to the bank and simultaneously agreeing to repurchase the transferred assets at a future date.  Borrowing rates can be variable or fixed based on prevailing rates corresponding to the terms of each advance.  To obtain advances, the Company’s captive insurance subsidiary is required to maintain an ownership position in the bank equal to a percentage of outstanding advances.

To further reduce exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms.  Variable payments received by the Company under these swap agreements offset a significant portion of the interest accruing on a like amount of the Company’s 30- to 90-day borrowings.  As a result, the Company’s effective borrowing rate for these borrowings consists of fixed-rate payments made on the swap agreements adjusted for differences between variable rate payments received on the swap agreements and related actual borrowing rates, as well as the effects of measured hedge ineffectiveness.  At June 30, 2015 the Company held currently-paying portfolio financing-related swap agreements totaling $7.80 billion notional amount requiring fixed-rate interest payments averaging 0.57% with average contract expirations of 11 months.

Index
After consideration of all portfolio financing-related swap positions entered into as of quarter-end, the Company’s residential mortgage investments and related repo borrowings had estimated durations at June 30, 2015 of 11 and 8 months, respectively, for a net duration gap of approximately 3 months – see pages 32 and 33 under the caption “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing is residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-maturity repo borrowings if available at attractive terms.

Analysis of Quarterly Financing Spreads

Components of quarterly financing spreads on residential mortgage investments, a non-GAAP financial measure, and mortgage prepayment rates, were as follows for the indicated periods:

	2015		2014				2013
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3

Yields on residential mortgage investments:(a)
Cash yields	2.41%	2.42%	2.43%	2.44%	2.46%	2.46%	2.48%	2.50%
Investment premium amortization	(0.95)	(0.72)	(0.77)	(0.84)	(0.75)	(0.67)	(0.74)	(1.14)
Adjusted yields	1.46	1.70	1.66	1.60	1.71	1.79	1.74	1.36
Related borrowing rates:(b)
Unhedged portfolio-related borrowing rates	0.41	0.38	0.36	0.32	0.32	0.34	0.38	0.37
Fixed swap rates	0.55	0.53	0.51	0.50	0.49	0.50	0.52	0.59
Adjusted borrowing rates	0.62	0.59	0.56	0.51	0.49	0.49	0.49	0.49
Financing spreads on residential mortgage investments(c)	0.84	1.11	1.10	1.09	1.22	1.30	1.25	0.87
CPR	21.98	16.66	17.58	19.18	17.22	15.16	17.14	25.49

(a)	Cash yields are based on the cash component of interest income. Investment premium amortization is determined using the interest method which incorporates actual and anticipated future mortgage prepayments. Both are expressed as a percentage calculated on average amortized cost basis for the indicated periods.

(b)	Unhedged portfolio-related borrowing rates for the periods presented represent average rates on repurchase agreements and similar borrowings, before consideration of related currently-paying interest rate swap agreements.

Fixed swap rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements held for portfolio hedging purposes and exclude differences between LIBOR-based variable-rate payments received on these swaps and unhedged portfolio-related borrowing rates, as well as the effects of any hedge ineffectiveness.  These factors equated to 22 basis points on the average currently-paying swap notional amount outstanding for both the first and second quarters of 2015.

Adjusted borrowing rates reflect unhedged portfolio-related borrowing rates, fixed swap rates and the above-mentioned factors, calculated on average related borrowings outstanding for the indicated periods.

Cash yields continued a trend of gradual quarterly declines thus far in 2015 in large part due to coupon interest rates on more of the loans underlying the portfolio reset to fully-indexed levels in the current low interest rate environment.  With the underlying indexes (principally one-year LIBOR) beginning to increase in anticipation of Federal Reserve action to increase short-term interest rates, cash yields may have an opportunity to begin trending higher in future quarters.

Portfolio yield adjustments for investment premium amortization are primarily driven by changes in mortgage prepayment rates and investment premium levels.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets.  Mortgage prepayments increased during the second quarter of 2015 primarily due to lower mortgage rates available earlier in the year as well as seasonal factors, leading to higher investment premium amortization and lower yields.  Mortgage prepayments increased further in July to an annualized CPR of 23.93%, which management anticipates will be the highest monthly rate for the year, given current levels of market interest rates.

Index
Adjusted for portfolio financing-related and currently-paying interest rate swap agreements, portfolio financing-related borrowing rates averaged 0.62% during the second quarter of 2015, an increase of three basis points from the first quarter of 2015 reflecting higher market rates and a greater use of longer-maturity repo borrowings.  Future borrowing rates will be dependent on market conditions, including the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead’s investment strategy involves managing an appropriately leveraged portfolio of ARM Agency Securities that management believes can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates.  Portfolio-related borrowings generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently.  Consequently, potential liquidity inherent in the Company’s unencumbered residential mortgage investments is as important as the actual level of cash and cash equivalents carried on the balance sheet.  Potential liquidity is affected by, among other things:

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

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of June 30, 2015 in comparison with December 31, 2014 (in thousands):

	Investments (a)	Portfolio-related Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Balances as of June 30, 2015:
Residential mortgage investments	$14,155,863	$12,967,616	$1,188,247	$548,502
Cash collateral receivable from swap counterparties, net (c)			26,243	–
Other assets, net of other liabilities			266,058	198,600
			$1,480,548	$747,102	8.76:1
Balances as of December 31, 2014	$13,908,104	$12,806,843	$1,490,771	$753,575	8.59:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.

(b)	Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted portfolio-related financing arrangements considering management’s estimate of the fair value of related collateral as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.

(c)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties, if applicable, and the fair value of interest rate swap positions as of the indicated date.

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

Index
At June 30, 2015 portfolio leverage increased from year-end, primarily reflecting an increase in repo borrowings, lower portfolio pricing levels and dividend distributions in excess of earnings.  Management believes current portfolio leverage levels represent an appropriate and prudent use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

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

	2015		2014				2013
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3

Financing spreads on residential mortgage investments	0.84%	1.11%	1.10%	1.09%	1.22%	1.30%	1.25%	0.87%
Impact of lower yields on other interest-earning assets*	(0.04)	(0.04)	(0.05)	(0.04)	(0.05)	(0.04)	(0.03)	(0.02)
Impact of higher borrowing rates on other interest-paying liabilities*	(0.06)	(0.06)	(0.07)	(0.06)	(0.07)	(0.07)	(0.07)	(0.06)
Total financing spreads	0.74	1.01	0.98	0.99	1.10	1.19	1.15	0.79

	Six Months Ended June 30
	2015	2014

Financing spreads on residential mortgage investments	0.97%	1.26%
Impact of lower yields on other interest-earning assets*	(0.03)	(0.05)
Impact of higher borrowing rates on other interest-paying liabilities*	(0.06)	(0.07)
Total financing spreads	0.88	1.14

*	Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of $100 million in unsecured borrowings (at an average borrowing rate of 8.49%) that the Company considers a component of its long-term investment capital and, where applicable, cash collateral payable to interest rate swap counterparties.

Index
RESULTS OF OPERATIONS

	Quarter Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments (before investment premium amortization)	$83,398	$82,233	$167,121	$163,966
Investment premium amortization	(33,057)	(25,141)	(58,135)	(47,429)
Related interest expense	(20,098)	(15,542)	(39,312)	(30,949)
	30,243	41,550	69,674	85,588
Other interest income (expense)	(2,023)	(2,045)	(4,052)	(4,106)
	28,220	39,505	65,622	81,482
Other revenue (expense):
Salaries and benefits	(1,103)	(985)	(2,152)	(2,117)
Short-term incentive compensation	(830)	(397)	(1,522)	(937)
Long-term incentive compensation	(227)	(624)	(835)	(1,250)
Other general and administrative expense	(1,170)	(967)	(2,319)	(2,170)
Miscellaneous other revenue (expense)	54	32	107	(53)
	(3,276)	(2,941)	(6,721)	(6,527)
Net income	$24,944	$36,564	$58,901	$74,955
Net income per diluted common share	$0.22	$0.35	$0.54	$0.71
Average diluted shares outstanding	95,689	95,626	95,682	95,583
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.41%	2.46%	2.41%	2.46%
Investment premium amortization	(0.95)	(0.75)	(0.84)	(0.71)
Adjusted yields	1.46	1.71	1.57	1.75
Other interest-earning assets	0.12	0.08	0.11	0.07
Total average yields	1.42	1.66	1.54	1.70
Average borrowing rates:
Portfolio-related borrowings:
Unhedged portfolio-related borrowing rates	0.41	0.32	0.39	0.33
Fixed swap rates	0.55	0.49	0.54	0.50
Adjusted portfolio-related borrowing rates	0.62	0.49	0.60	0.49
Unsecured borrowings	8.49	8.49	8.49	8.49
Total average borrowing rates	0.68	0.56	0.66	0.56
Average financing spreads on residential mortgage investments, a non-GAAP financial measure (a)	0.84	1.22	0.97	1.26
Average total financing spreads	0.74	1.10	0.88	1.14
Average net yield on total interest-earning assets	0.80	1.15	0.93	1.19
Average CPR	21.98	17.22	19.32	16.19
Average balance information:
Residential mortgage investments (cost basis)	$13,854	$13,384	$13,844	$13,319
Other interest-earning assets	341	395	336	389
Repo borrowings	13,030	12,600	13,009	12,533
Currently-paying swap agreements (notional amounts)	7,522	6,403	7,396	6,044
Unsecured borrowings (included in long-term investment capital)	100	100	100	100
Long-term investment capital (“LTIC”)	1,504	1,498	1,503	1,492
Portfolio leverage	8.66:1	8.41:1	8.66:1	8.40:1
Operating costs as a percentage of average LTIC	0.89%	0.80%	0.92%	0.88%
Return on average LTIC	7.22	10.36	8.47	10.71
Return on average common equity capital	7.02	10.82	8.55	11.26

(a)
Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on Capstead’s residential mortgage investments, net of portfolio-related borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings.  See page 28 for reconciliations of these measures and the Company’s rationale for using this non-GAAP financial measure.

Index
Capstead’s net income totaled $25 million and $59 million or $0.22 and $0.54 per diluted common share for the quarter and six months ended June 30, 2015, respectively, compared to $37 million and $75 million or $0.35 and $0.71 per diluted common share for the same periods in 2014.  The benefit to net interest margins of a 3.5%  increase in average portfolio outstanding for the quarter and a 3.9% increase for the six months ended June 30, 2015 compared to the same periods in 2014 was offset by lower cash yields and higher investment premium amortization as well as higher borrowing rates.

Financing spreads on residential mortgage investments averaged 0.84% and 0.97% for the quarter and six months ended June 30, 2015, respectively, compared to 1.22% and 1.26% for the same periods in 2014.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of portfolio-related borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings.  See page 28 for a reconciliation of these GAAP and non-GAAP financial measures.

Yields on residential mortgage investments averaged 1.46% and 1.57% during the quarter and six months ended June 30, 2015, respectively, compared to 1.71% and 1.75% for the same periods in 2014.  Cash yields averaged 2.41% for both the quarter and six months ended June 30, 2015, compared to 2.46% for the same periods in 2014, reflecting the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions.  The rate of decline in cash yields has slowed over the last two years reflecting more loans underlying the portfolio resetting to fully-indexed levels.  With the underlying indexes (principally one-year LIBOR) beginning to increase in anticipation of Federal Reserve action to increase short-term interest rates, cash yields may have an opportunity to begin trending higher in future quarters.

The yield adjustment for investment premium amortization averaged 95 and 84 basis points during the quarter and six months ended June 30, 2015, respectively, compared to 75 and 71 basis points for the same periods in 2014, reflecting an increase in investment premium amortization primarily resulting from a 28% and 19% increase in mortgage prepayment rates.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets.  Mortgage prepayments increased during the second quarter of 2015 primarily due to lower mortgage rates available earlier in the year as well as seasonal factors, leading to higher investment premium amortization and lower yields.  Mortgage prepayments increased further in July to an annualized CPR of 23.93%, which management anticipates will be the highest monthly rate for the year, given current levels of market interest rates.

Portfolio-related borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes, increased by 13 and 11 basis points, averaging 0.62% and 0.60% during the quarter and six months ended June 30, 2015, respectively, compared to 0.49% for the same periods in 2014.  Unadjusted repo borrowing rates accounted for nine and six of the 13 and 11 basis point increases, respectively, with the remainder attributable to higher interest rate swap costs.  Higher unhedged portfolio-related borrowing rates reflect the Company taking advantage of healthy market conditions by securing $2.58 billion in 12- to 24-month repo borrowings at average rates of 0.63%.  Swap costs were higher primarily because of higher fixed swap rates with the expiration of older, lower-rate swaps and higher currently-paying swap balances (currently-paying swap balances averaged $7.52 billion and $7.40 billion for the quarter and six months ended June 30, 2015, compared to $6.40 billion and $6.04 billion for same periods in 2014).  Note also that fixed swap rates exclude differences between LIBOR-based variable-rate payments received on these swaps and designated 30- to 90-day repo borrowing rates, as well as the effects of hedge ineffectiveness.  These differences averaged 22 basis points on average currently-paying swap notional amounts outstanding during both the quarter and six months ended June 30, 2015, compared to 17 basis points during the same periods in 2014.  Future portfolio-related borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Index
Operating costs as a percentage of long-term investment capital averaged 0.89% and 0.92% for the quarter and six months ended June 30, 2015, respectively, nine and four basis points higher than reported for the same periods in 2014.  Higher salaries and benefit costs and short-term incentive compensation accruals were largely offset by lower second quarter long-term incentive compensation accruals as a consequence of the April resignation of a senior officer.  See NOTE 10 to the accompanying consolidated financial statements (included in Item 1 of this report) for additional information regarding the Company’s compensation programs.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are portfolio-related borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down portfolio-related borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” on page 27 illustrates management’s estimate of additional funds potentially available to the Company as of June 30, 2015 and the accompanying discussion provides insight into the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead has typically financed its residential mortgage investments by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis with commercial banks and other financial institutions, when each such repo borrowing is initiated or renewed.  Subsequent to quarter-end, the Company improved its funding flexibility by gaining membership in the FHLB of Cincinnati through a captive insurance subsidiary.  In August 2015 this subsidiary began receiving advances from the bank in the form of secured borrowings.  Similar to repo borrowings, the terms of FHLB advances are negotiated on a transaction-by-transaction basis and advances are collateralized by Agency Securities plus a haircut that must be maintained via a margin call mechanism throughout the term of an advance.  To obtain advances, the captive insurance subsidiary is required to maintain an ownership position in the bank equal to a percentage of outstanding advances.

None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Repo borrowings totaled $12.97 billion at June 30, 2015, with $10.39 billion maturing within 90 days.  Repo borrowings began the year at $12.81 billion and averaged $13.03 billion and $13.01 billion during the quarter and six months ended June 30, 2015, respectively.  Average portfolio-related borrowings during a quarter can differ from quarter-end balances for a number of reasons including portfolio growth or contraction as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

Index
To help mitigate exposure to higher short-term interest rates and to secure longer-term, committed financing, Capstead may enter into longer-maturity borrowings if available at attractive rates and terms.  To this end, during the six months ended June 30, 2015 the Company entered into $800 million in 18- to 24-month repo borrowings with average initial maturities of 19 months and borrowing rates of 0.78%, bringing total repo borrowings with initial maturities of at least 12 months to $2.58 billion with average remaining maturities of eight months and average borrowing rates of 0.63%. To further reduce exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms.  These derivative financial instruments are designated as cash flow hedges of a like amount of repo borrowings.  At June 30, 2015 the Company held currently-paying portfolio financing-related swap agreements totaling $7.80 billion notional amount requiring fixed-rate interest payments averaging 0.57% with average contract expirations of 11 months.

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

During the quarter and six months ended June 30, 2015, Capstead issued an additional 36,000 and 468,000 shares, respectively, of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at an average price of $24.46 and $24.65, net of underwriting fees and other costs, for net proceeds of $1 million and $12 million.  Amounts raised subsequent to quarter-end under this program have been minimal.  Additional amounts of Series E preferred capital and new common equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

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

To further reduce exposure to higher short-term interest rates, the Company uses longer-dated portfolio-related borrowings, if available at attractive rates and terms, as well as currently-paying and forward-starting interest rate swap agreements that typically require interest payments for two-year terms.  These transactions lengthen the effective duration of the Company’s borrowings to more closely match the duration of its investments.  After consideration of all swap positions entered into as of year-end to hedge changes in short-term interest rates, the Company’s residential mortgage investments and related repo borrowings had estimated durations at June 30, 2015 of 11 and 8 months, respectively, for a net duration gap of approximately 3 months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-dated portfolio-related borrowings if available at attractive terms.

Index
Capstead performs sensitivity analyses using a model to estimate the effects that specific interest rate changes can reasonably be expected to have on net interest margins and portfolio values.  All investments, portfolio-related borrowings and derivative financial instruments held are included in these analyses.  For net interest margin modeling purposes, the model incorporates management’s assumptions for mortgage prepayment levels for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums and reinvesting portfolio runoff.  These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior under normal market conditions unaffected by changes in market liquidity.  For portfolio valuation modeling purposes, a static portfolio is assumed.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and portfolio-related borrowings and derivative financial instruments as of the indicated dates, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: *
June 30, 2015	<0.25%	2.35%	(19.3)%	4.8%	4.7%
December 31, 2014	<0.25	2.17	(21.5)	7.1	9.5
Projected percentage change in portfolio and related derivative values: *
June 30, 2015	<0.25	2.35	0.1	(0.2)	(0.4)
December 31, 2014	<0.25	2.17	0.1	(0.2)	(0.3)

*	Sensitivity of net interest margins as well as portfolio and portfolio-related borrowings and derivative values to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month net interest margin change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices, if investments made will behave in the same fashion as assets currently held or if management will choose to replace runoff with such assets.

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

Changes in interest rates, whether increases or decreases, may adversely affect Capstead’s liquidity, financial condition and earnings.  Capstead’s earnings depend primarily on the difference between the interest received on its residential mortgage investments and the interest paid on its portfolio-related borrowings, net of the effect of derivatives held for hedging purposes.  The Company finances its investments primarily at 30- to 90-day interest rates.  Coupon interest rates on only a portion of the ARM loans underlying the Company’s securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan.  Consequently, interest rates on portfolio-related borrowings not effectively fixed through the use of interest rate swap agreements can rise to levels that may exceed yields on these securities in a rising short-term interest rate environment.  This can contribute to lower, or in more extreme circumstances, negative financing spreads and, therefore, adversely affect earnings.  Because rising interest rates tend to put downward pressure on financial asset prices, Capstead may be presented with substantial margin calls during such periods adversely affecting the Company’s liquidity.  If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses.  At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining portfolio-related borrowings, which could result in losses.  In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

During periods of relatively low short-term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may adversely affect yields on the Company's ARM securities as the underlying ARM loans reset at lower rates.  If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected.

Index
Periods of illiquidity in the mortgage markets may reduce amounts available to be borrowed under repurchase arrangements and FHLB advances due to declines in the perceived value of related collateral, which could adversely impact Capstead’s liquidity, financial condition and earnings.  Capstead generally finances its residential mortgage investments by pledging them as collateral under uncommitted repurchase arrangements and, beginning in the third quarter of 2015, FHLB advances, the terms and conditions of which are negotiated on a transaction-by-transaction basis.  The amount borrowed under these arrangements is limited to a percentage of the estimated market value of the pledged collateral and is specified at the inception of the transaction.  The portion of the pledged collateral held by or pledged to the lender in excess of the amount of the repo or advance is referred to as margin collateral and the resulting margin percentage is required to be maintained throughout the term of the borrowing.  If the perceived market value of the pledged collateral as determined by the Company’s lenders declines, the Company may be subject to margin calls wherein the lender requires the Company to pledge additional collateral to reestablish the agreed-upon margin percentage.  Because market illiquidity tends to put downward pressure on asset prices, Capstead may be presented with substantial margin calls during such periods.  If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral or seek other remedies, potentially under adverse market conditions, resulting in losses.  At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining portfolio-related borrowings, which could result in losses.  In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

Periods of illiquidity in the mortgage markets may reduce the number of counterparties willing to lend to the Company and/or the amounts individual counterparties are willing to lend, which could adversely affect the Company’s liquidity, financial condition and earnings.  Capstead enters into repurchase arrangements with numerous commercial banks and other financial institutions, both foreign and domestic, routinely with maturities of 30 to 90 days.  Additionally, the Company began entering into advances with the FHLB of Cincinnati in August 2015.  The Company’s ability to achieve its investment objectives depends on its ability to re-establish or roll maturing portfolio-related borrowings on a continuous basis and none of the Company’s counterparties are obligated to enter into new borrowing transactions at the conclusion of existing transactions.  If a counterparty chooses not to roll a maturing borrowing, the Company must pay off the borrowing, generally with cash available from another repurchase arrangement entered into with another counterparty or and additional FHLB advance.  If the Company determines that it does not have sufficient borrowing capacity with its remaining counterparties, it could be forced to reduce its portfolio leverage by selling assets under potentially adverse market conditions, which could result in losses.  This risk is increased if Capstead relies on any single counterparty for a significant portion of its portfolio-related borrowings.  An industry-wide reduction in the availability of portfolio-related borrowings could adversely affect pricing levels for Agency Securities leading to further declines in the Company’s liquidity and book value per common share.  Under these conditions, the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.  In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

The Federal Housing Finance Agency (“FHFA”) has proposed that captive insurance companies be excluded from membership in the FHLB, which could adversely impact Capstead’s liquidity, financial condition and earnings.  In August 2015 Capstead began obtaining FHLB advances through a newly formed captive insurance subsidiary.  In addition to regulating Fannie Mae and Freddie Mac, the FHFA is the federal regulator of the FHLB system.  In March 2014 the FHFA published a notice of proposed rulemaking regarding, among other matters, membership eligibility of captive insurance companies in the FHLB system.  Under the proposed rule Capstead Insurance LLC’s membership in the FHLB Cincinnati would be terminated and outstanding advances would be become immediately due and payable.  Should the proposed rule be adopted without modification, Capstead and a number of other industry participants would be similarly affected.  This could result in constraints in available repo borrowing capacity leading to deteriorating market conditions, which could adversely affect the Company’s liquidity, earnings and book value per common share.

Index
If Capstead is unable to negotiate favorable terms and conditions on future portfolio-related borrowings with one or more of the Company’s lending counterparties, the Company’s liquidity, financial condition and earnings could be adversely impacted. The terms and conditions of each repurchase arrangement and FHLB advance are negotiated on a transaction-by-transaction basis, and these borrowings generally are re-established, or rolled, at maturity. Key terms and conditions of each transaction include interest rates, maturity dates, asset pricing procedures and margin requirements.  The Company cannot assure investors that it will be able to continue to negotiate favorable terms and conditions on its future re portfolio-related borrowings.  For instance, during periods of market illiquidity or due to perceived credit deterioration of the collateral pledged or the Company itself, a lender may require that less favorable asset pricing procedures be employed, margin requirements be increased and/or may choose to limit or completely curtail lending to the Company.  Under these conditions, the Company may determine it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining portfolio-related borrowings, which could result in losses.

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

Capstead may sell assets for various reasons, including a change in the Company’s investment focus, which could increase earnings volatility.  Capstead may periodically sell assets to enhance its liquidity during periods of market illiquidity or rising interest rates or the Company may change its investment focus requiring it to sell some portion of its existing investments.  Gains or losses resulting from any such asset sales, or from terminating any related longer-dated portfolio-related borrowings or interest rate swap agreements, could increase the Company’s earnings volatility.

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

Monetary policy actions by the Federal Reserve could adversely affect Capstead’s liquidity, financial condition and earnings.  Since 2008 the Federal Reserve has employed a number of new policy initiatives, most notably the purchase of U.S. Treasury securities and Agency Securities.  This expansion of the Federal Reserve’s balance sheet is often referred to as quantitative easing or QE.  The policy goals of the QE initiatives were to support Fannie Mae, Freddie Mac and the housing markets, and otherwise improve economic and labor market conditions by exerting downward pressure on longer term interest rates, including mortgage interest rates.

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

Index
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

Potential changes in the relationship between the federal government and Fannie Mae and Freddie Mac could adversely affect Capstead’s liquidity, financial condition and earnings.  Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest on these securities are guaranteed by Fannie Mae, Freddie Mac or by Ginnie Mae.  Only the guarantee by Ginnie Mae is explicitly backed by the full faith and credit of the federal government.  The high actual or perceived credit quality of Agency Securities allows the Company to finance its portfolio using repurchase arrangements and FHLB advances with favorable interest rate terms and margin requirements that otherwise would not be available.  As a result of deteriorating housing market conditions that began in 2007, Fannie Mae and Freddie Mac incurred substantial losses due to high levels of mortgagor defaults and in 2008 the FHFA placed Fannie Mae and Freddie Mac into conservatorship, allowing it to operate them without forcing them to liquidate.  Additionally, the federal government, through the U.S. Treasury and the Federal Reserve, undertook other actions to provide financial support to these entities and the housing market, including the acquisition of large holdings of Agency Securities.  These and other steps taken by the federal government were designed to support market stability and mortgage availability at favorable rates in part by providing additional confidence to investors in Agency Securities.

It is anticipated that over the next several years U.S. policy makers will reach a consensus on what the long-term role of the federal government in general, and Fannie Mae and Freddie Mac in particular, will have in the housing markets.  In this regard there have been numerous proposals put forth by members of Congress, the Treasury Department and federal regulators regarding Fannie Mae and Freddie Mac reform.  The actual or perceived credit quality of Agency Securities could be adversely affected by market uncertainty over any legislative or regulatory initiatives that impact the relationship between Fannie Mae, Freddie Mac and the federal government.  A significantly reduced role by the federal government or other changes in the guarantees provided by Fannie Mae, Freddie Mac or Ginnie Mae, or their successors could adversely affect the credit profile and pricing of existing holdings and/or future issuances of Agency Securities and whether the Company’s strategy of holding a leveraged portfolio of short-duration Agency Securities remains viable, which could adversely affect earnings and book value per common share.

Failure of the federal government to reduce future annual federal budget deficits could adversely impact Capstead’s liquidity, financial condition and earnings.   The increasing amount of outstanding federal debt relative to the size of the U.S. economy, particularly in light of projected growth in federal government spending and resulting federal budget deficits, could eventually lead to a decline in the market’s perception of the creditworthiness of the federal government.  Because market participants rely on the federal government’s continued support of Fannie Mae and Freddie Mac, the perception of credit risk associated with Agency Securities and, therefore, the pricing of existing holdings of Agency Securities could be adversely affected.  In addition, political discord over the U.S. fiscal policy could create broader financial turmoil and uncertainty, which may weigh heavily on the global banking system and limit the availability and/or terms and conditions of repo borrowings which could adversely impact the Company’s liquidity, earnings and book value per common share, as more fully described above.

Legislative and additional regulatory actions could adversely affect the availability and/or terms and conditions of portfolio-related borrowings and consequently, the Company’s liquidity, financial condition and earnings.  In 2010 the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in order to restrict certain business practices of systemically significant participants in the financial markets, which include many of the Company’s lending counterparties.  Additionally, changes in regulatory capital requirements and other leverage constraints are being implemented worldwide.  It remains unclear how significant of an impact Dodd Frank and changes in regulatory capital requirements will have on the financial markets in general and on the Company’s strategy of holding a leveraged portfolio of Agency Securities.  However, it is possible that the availability and/or terms and conditions of portfolio-related borrowings could be adversely affected which could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described above.

Index
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

Index
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

Index
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

STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning.  Forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•	changes in general economic conditions;

•	fluctuations in interest rates and levels of mortgage prepayments;

•	the effectiveness of risk management strategies;

•	the impact of differing levels of leverage employed;

•	liquidity of secondary markets and credit markets;

•	the availability of financing at reasonable levels and terms to support investing on a leveraged basis;

•	the availability of new investment capital;

•	the availability of suitable qualifying investments from both an investment return and regulatory perspective;

•	changes in legislation or regulation affecting Fannie Mae, Freddie Mac or Ginnie Mae and similar federal government agencies and related guarantees;

•	other changes in legislation or regulation affecting the mortgage and banking industries;

•	changes in market conditions as a result of Federal Reserve monetary policy or federal government fiscal challenges;

Index
•	deterioration in credit quality and ratings of existing or future issuances of Fannie Mae, Freddie Mac or Ginnie Mae securities;

•	changes in legislation or regulation affecting exemptions for mortgage REITs from regulation under the Investment Company Act of 1940; and

•	increases in costs and other general competitive factors.

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

ITEM 4.     CONTROLS AND PROCEDURES

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2015.

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

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: August 7, 2015	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: August 7, 2015	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer