Form 10-Q
period 2015-09-30
CAPSTEAD MORTGAGE CORP
filed 2015-11-06
CIK 766701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐     NO  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	95,824,551 as of November 6, 2015

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

INDEX

PART I. — FINANCIAL INFORMATION

PART II. — OTHER INFORMATION

ITEM 6.	Exhibits	47

SIGNATURES		49
Computation of Ratio of Income from Continuing Operations
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 302(a)
Certification Pursuant to Section 906

Index
ITEM 1.     FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except pledged and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Residential mortgage investments($13.33 and $13.48 billion pledged at September 30, 2015 and December 31, 2014, respectively)	$13,958,707	$13,908,104
Cash collateral receivable from interest rate swap counterparties	65,868	53,139
Interest rate swap agreements at fair value	–	1,657
Cash and cash equivalents	100,502	307,526
Receivables and other assets	177,038	118,643
	$14,302,115	$14,389,069
Liabilities
Secured borrowings	$12,752,523	$12,806,843
Interest rate swap agreements at fair value	41,240	27,034
Unsecured borrowings	100,000	100,000
Common stock dividend payable	26,048	34,054
Accounts payable and accrued expenses	32,874	30,367
	12,952,685	12,998,298
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized: 7.50% Cumulative Redeemable Preferred Stock, Series E, 8,133 and 7,618 shares issued and outstanding ($203,323 and $190,454 aggregate liquidation preferences) at September 30, 2015 and December 31, 2014, respectively	196,614	183,936
Common stock - $0.01 par value; 250,000 shares authorized: 95,825 and 95,848 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	958	958
Paid-in capital	1,310,402	1,325,340
Accumulated deficit	(346,464)	(346,885)
Accumulated other comprehensive income	187,920	227,422
	1,349,430	1,390,771
	$14,302,115	$14,389,069

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended September 30		Nine Months Ended September 30
	20 15	2014	2015	2014
Interest income
Residential mortgage investments	$49,485	$53,862	$158,471	$170,399
Other	88	78	281	216
	49,573	53,940	158,752	170,615
Interest expense
Secured borrowings	(22,272)	(16,099)	(61,584)	(47,048)
Unsecured borrowings	(2,122)	(2,122)	(6,367)	(6,366)
	(24,394)	(18,221)	(67,951)	(53,414)
	25,179	35,719	90,801	117,201
Other revenue (expense)
Salaries and benefits	(1,104)	(999)	(3,256)	(3,116)
Short-term incentive compensation	(1,424)	(613)	(2,946)	(1,550)
Long-term incentive compensation	(536)	(624)	(1,371)	(1,874)
Other general and administrative expense	(1,309)	(1,058)	(3,628)	(3,228)
Miscellaneous other revenue (expense)	261	(34)	368	(87)
	(4,112)	(3,328)	(10,833)	(9,855)
Net income	$21,067	$32,391	$79,968	$107,346
Net income available to common stockholders
Net income	$21,067	$32,391	$79,968	$107,346
Less preferred stock dividends	(3,809)	(3,529)	(11,339)	(10,216)
	$17,258	$28,862	$68,629	$97,130

Net income per common share
Basic and diluted	$0.18	$0.30	$0.72	$1.02

Weighted average common shares outstanding
Basic	95,530	95,405	95,500	95,384
Diluted	95,721	95,677	95,695	95,614

Cash dividends declared per share
Common	$0.26	$0.34	$0.88	$1.02
Series E Preferred	0.47	0.47	1.41	1.41

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Quarter Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net income	$21,067	$32,391	$79,968	$107,346

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	(11,130)	(10,720)	(23,770)	22,465
Amounts related to cash flow hedges:
Change in net unrealized losses	(21,235)	97	(36,226)	(25,557)
Reclassification adjustment for amounts included in net income	7,183	5,826	20,494	15,932
	(25,182)	(4,797)	(39,502)	12,840
Comprehensive income (loss)	$(4,115)	$27,594	$40,466	$120,186

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30
	2015	2014
Operating activities
Net income	$79,968	$107,346
Noncash items:
Amortization of investment premiums	92,458	75,713
Amortization of equity-based awards	1,708	2,074
Other depreciation and amortization	100	104
Change in measureable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	130	(44)
Net change in receivables, other assets, accounts payable and accrued expenses	6,389	(2,453)
Net cash provided by operating activities	180,753	182,740
Investing activities
Purchases of residential mortgage investments	(2,757,199)	(2,379,111)
Interest receivable acquired with the purchase of residential mortgage investments	(4,202)	(3,776)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	2,577,985	2,064,608
Increase in lending counterparty investments	(46,002)	–
Net cash used in investing activities	(229,418)	(318,279)
Financing activities
Proceeds from repurchase arrangements and similar borrowings	84,927,006	101,952,385
Principal payments on repurchase arrangements and similar borrowings	(87,281,325)	(101,685,521)
Proceeds from other secured borrowings	2,450,000	–
Principal payments on other secured borrowings	(150,000)	–
Increase in cash collateral receivable from interest rate swap counterparties	(12,729)	(17,214)
Proceeds from issuance of preferred shares	12,679	16,346
Other capital stock transactions	(429)	(468)
Dividends paid	(103,561)	(104,723)
Net cash provided by (used in) financing activities	(158,359)	160,805
Net change in cash and cash equivalents	(207,024)	25,266
Cash and cash equivalents at beginning of period	307,526	413,356
Cash and cash equivalents at end of period	$100,502	$438,622

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting and Reclassifications

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2015.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Secured Borrowings

In August 2015 Capstead began receiving advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati through a wholly-owned captive insurance subsidiary.  These advances are secured by Agency Securities, and together with repurchase arrangements and similar borrowings, are classified as Secured borrowings in the accompanying financial statements.

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

Index
NOTE 3 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income, after deducting dividends paid or accrued on preferred stock and allocating earnings to equity awards deemed to be participating securities pursuant to the two-class method, by the weighted average number of shares of common stock outstanding, calculated excluding unvested stock awards.  Participating securities include unvested equity awards that contain non-forfeitable rights to dividends prior to vesting.

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

Components of the computation of basic and diluted net income per common share were as follows for the indicated periods (dollars in thousands, except per share amounts):

	Quarter Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Basic net income per common share
Numerator for basic net income per common share:
Net income	$21,067	$32,391	$79,968	$107,346
Preferred stock dividends	(3,809)	(3,529)	(11,339)	(10,216)
Earnings participation of unvested equity awards	(28)	(24)	(95)	(58)
	$17,230	$28,838	$68,534	$97,072
Denominator for basic net income per common share:
Weighted average common stock outstanding	95,814	95,793	95,814	95,779
Average unvested stock awards outstanding	(284)	(388)	(314)	(395)
	95,530	95,405	95,500	95,384
	$0.18	$0.30	$0.72	$1.02
Diluted net income per common share
Numerator for diluted net income per common share:
Numerator for basic net income per common share	$17,230	$28,838	$68,534	$97,072
Denominator for diluted net income per common share:
Denominator for basic net income per common share	95,530	95,405	95,500	95,384
Net effect of dilutive equity awards	191	272	195	230
	95,721	95,677	95,695	95,614
	$0.18	$0.30	$0.72	$1.02

Index
NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
September 30, 2015
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$938	$2	$940	$941	6.62%	6.04%
ARMs	10,026,213	319,307	10,345,520	10,563,013	2.53	1.48
Ginnie Mae ARMs	3,265,244	112,189	3,377,433	3,388,900	2.60	1.24
	13,292,395	431,498	13,723,893	13,952,854	2.54	1.42
Residential mortgage loans:
Fixed-rate	1,193	1	1,194	1,194	6.77	4.95
ARMs	2,729	11	2,740	2,740	3.73	3.21
	3,922	12	3,934	3,934	4.65	3.74
Collateral for structured financings	1,888	31	1,919	1,919	8.11	7.87
	$13,298,205	$431,541	$13,729,746	$13,958,707	2.55	1.43
December 31, 2014
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$1,660	$4	$1,664	$1,665	6.63	6.52
ARMs	10,230,419	328,781	10,559,200	10,800,332	2.51	1.68
Ginnie Mae ARMs	2,983,659	103,911	3,087,570	3,099,168	2.63	1.58
	13,215,738	432,696	13,648,434	13,901,165	2.54	1.66
Residential mortgage loans:
Fixed-rate	1,848	2	1,850	1,850	6.96	5.65
ARMs	3,046	13	3,059	3,059	3.73	3.18
	4,894	15	4,909	4,909	4.95	4.09
Collateral for structured financings	1,997	33	2,030	2,030	8.11	7.86
	$13,222,629	$432,744	$13,655,373	$13,908,104	2.54	1.66

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale (see NOTE 9).

(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the quarter then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of September 30, 2015, the average months to roll for the Company’s $8.01 billion (amortized cost basis) in current-reset ARM investments was 6.5 months while the average months to roll for the Company’s $5.71 billion (amortized cost basis) in longer-to-reset ARM investments was 41.4 months.

NOTE 5 — SECURED BORROWINGS

Capstead pledges its Residential mortgage investments as collateral for secured borrowings primarily in the form of repurchase arrangements with commercial banks and other financial institutions.  In August 2015 the Company began supplementing its borrowings under repurchase arrangements with advances from the FHLB of Cincinnati (collectively referred to as “counterparties” or “lending counterparties”).  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financings.  The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.  FHLB advances differ from repurchase arrangements in that Capstead pledges collateral to the bank to secure each such advance rather than transferring ownership of the pledged collateral to the bank and simultaneously agreeing to repurchase the transferred assets at a future date.  Additionally, the Company is required to maintain an ownership position in the FHLB of Cincinnati equal to a percentage of outstanding advances.  Included in Receivables and other assets at September 30, 2015 is FHLB stock held for this purpose totaling $46.0 million that can only be redeemed or sold at its par value, and only to the FHLB of Cincinnati.

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  The amount borrowed is generally equal to the fair value of the securities pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.”  Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings. Interest may be paid monthly or at the termination of a borrowing at which time the Company may enter into a new borrowing at prevailing haircuts and rates with the same lending counterparty or repay that counterparty and negotiate financing with a different lending counterparty.  None of the Company’s lending counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.

In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security pay-down factors, lending counterparties typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements.  These actions are referred to as margin calls.  Conversely, in response to increases in fair value of pledged securities, the Company routinely margin calls its lending counterparties in order to have previously pledged collateral returned.

Index
Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
September 30, 2015
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$9,177,537	$18,477	$8,754,427	0.45%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (greater than 90 days)	1,796,490	4,106	1,696,177	0.70
Similar borrowings:
Collateral for structured financings*	1,919	–	1,919	8.11
	10,975,946	22,583	10,452,523
FHLB advances	2,356,083	6,574	2,300,000	0.42
	$13,332,029	$29,157	$12,752,523	0.48
Quarter-end borrowing rates adjusted for effects of related derivative financial instruments (“Derivatives”) held as cash flow hedges (see NOTE 6)				0.72

December 31, 2014
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$10,401,080	$24,045	$9,878,889	0.35
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	1,205,570	2,248	1,150,924	0.35
Agency Securities (greater than 90 days)	1,874,892	4,640	1,775,000	0.56
Similar borrowings:
Collateral for structured financings*	2,030	–	2,030	8.11
	$13,483,572	$30,933	$12,806,843	0.38
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.58

*	The maturity of structured financings is directly affected by prepayments on the related mortgage pass-through securities pledged as collateral. Additionally, these financings are subject to redemption by the residual bondholders.

Index
Average secured borrowings outstanding differed from respective quarter-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	September 30, 2015		December 31, 2014
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives held as cash flow hedges for the indicated quarters	$13,009,877	0.69%	$12,843,636	0.56%

NOTE 6 — USE OF DERIVATIVE FINANCIAL INSTRUMENTS, OFFSETTING
DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

In addition to entering into longer-maturity secured borrowings when available at attractive rates and terms, Capstead attempts to mitigate exposure to higher interest rates by entering into currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments for two-year terms.  These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day secured borrowings.  This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the designated borrowings, leaving the fixed-rate swap payments as the Company’s effective borrowing rate, subject to certain adjustments.  These adjustments include differences between variable-rate payments received on the swap agreements and related unhedged borrowing rates as well as the effects of measured hedge ineffectiveness.  Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

During the quarter and nine months ended September 30, 2015 Capstead entered into swap agreements with notional amounts of $1.00 billion and $2.40 billion requiring fixed-rate interest payments averaging 0.80% and 0.76%, respectively, while $400 million and $1.70 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.47% and 0.49%, respectively, matured.  At September 30, 2015, the Company’s financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Currently-paying contracts:
Fourth quarter 2015	$1,200,000	0.45%
First quarter 2016	1,700,000	0.51
Second quarter 2016	1,100,000	0.47
Third quarter 2016	700,000	0.56
Fourth quarter 2016	800,000	0.66
First quarter 2017	1,000,000	0.72
Second quarter 2017	900,000	0.74
Third quarter 2017	400,000	0.74
	7,800,000	0.58
Forward-starting contracts:
Fourth quarter 2017	600,000	0.83
	$8,400,000

Index
In 2010 the Company entered into forward-starting, three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million and average fixed rates of 4.09% with 20-year payment terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings, which begin between October 30, 2015 and September 15, 2016 (see NOTE 7).  These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate associated with the floating-rate terms of these long-term borrowings.

Interest rate swap agreements are measured at fair value on a recurring basis primarily using Level Two Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  In determining fair value estimates for these Derivatives, Capstead utilizes the standard methodology of netting the discounted future fixed cash payments and the discounted future variable cash receipts which are based on expected future interest rates derived from observable market interest rate curves.  Related net interest payable at the balance sheet date is recorded separately.  The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining fair value.  In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation.  The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	September 30	December 31
	Location	2015	2014
Balance sheet-related
Swap agreements in a gain position (an asset) related to:
Secured borrowings	(a)	$–	$1,657
Swap agreements in a loss position (a liability) related to:
Secured borrowings	(a)	(14,462)	(6,332)
Unsecured borrowings	(a)	(26,778)	(20,702)
Related net interest payable	(b)	(9,475)	(9,516)
		$(50,715)	$(34,893)

(a)	The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability. The amount of unrealized losses scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates totaled $17.6 million at September 30, 2015.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in Net Income	Quarter Ended September 30		Nine Months Ended September 30
		2015	2014	2015	2014
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions		$(7,183)	$(5,826)	$(20,494)	$(15,932)
Amount of gain (loss) recognized (ineffective portion)		(336)	45	(642)	(123)
Increase in interest expense and decrease in Net income as a result of the use of Derivatives	*	$(7,519)	$(5,781)	$(21,136)	$(16,055)
Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income (loss) (effective portion)		$(21,235)	$97	$(36,226)	$(25,557)

*	Included in “Interest expense: Secured borrowings” on the face of the Statements of Income.

Index
Capstead’s swap agreements and  borrowings under repurchase arrangements are subject to master netting arrangements in the event of default on, or termination of, any one contract.  See NOTE 5 for more information on the Company’s use of secured borrowings.  The following tables provide disclosures concerning offsetting of financial liabilities and Derivatives as of the indicated dates (in thousands):

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet (a)		Net Amount
				Financial Instruments	Cash Collateral Received
September 30, 2015
Counterparties 1-4	$–	$–	$–	$–	$–	$–

December 31, 2014
Counterparty 2	$–	$95	$95	$(95)	$–	$–
Counterparty 4	1,128	434	1,562	(1,562)	–	–
	$1,128	$529	$1,657	$(1,657)	$–	$–

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities (b)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet (a)	Gross Amounts Not Offset in the Balance Sheet (c)		Net Amount
				Financial Instruments	Cash Collateral Pledged
September 30, 2015
Derivatives by counterparty:
Counterparty 1	$28,410	$–	$28,410	$–	$(28,410)	$–
Counterparty 2	2,816	–	2,816	–	(2,600)	216
Counterparty 4	19,489	–	19,489	–	(19,489)	–
	50,715	–	50,715	–	(50,499)	216
Borrowings under repurchase arrangements	10,460,193	–	10,460,193	(10,460,193)	–	–
	$10,510,908	$–	$10,510,908	$(10,460,193)	$(50,499)	$216
December 31, 2014
Derivatives by counterparty:
Counterparty 1	$24,533	$–	$24,533	$–	$(24,533)	$–
Counterparty 2	4,042	95	4,137	(95)	(4,042)	–
Counterparty 3	736	–	736	–	(736)	–
Counterparty 4	6,710	434	7,144	(1,562)	(5,582)	–
	36,021	529	36,550	(1,657)	(34,893)	–
Borrowings under repurchase arrangements	12,812,947	–	12,812,947	(12,812,947)	–	–
	$12,848,968	$529	$12,849,497	$(12,814,604)	$(34,893)	$–

(a)	Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

(b)	Amounts include accrued interest of $9.5 million and $9.5 million on interest rate swap agreements and $8.5 million and $6.1 million on borrowings under repurchase arrangements, included in “Accounts payable and accrued expenses” on the face of the Balance Sheets as of September 30, 2015 and December 31, 2014, respectively.

(c)	Amounts presented are limited to recognized assets and collateral pledged associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

Index
Changes in Accumulated other comprehensive income by component for the quarter and nine months ended September 30, 2015 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at June 30, 2015	$(26,989)	$240,091	$213,102
Activity for the quarter ended September 30, 2015:
Other comprehensive income (loss) before reclassifications	(21,235)	(11,130)	(32,365)
Amounts reclassified from accumulated other comprehensive income	7,183	–	7,183
Other comprehensive income (loss)	(14,052)	(11,130)	(25,182)
Balance at September 30, 2015	$(41,041)	$228,961	$187,920

Balance at December 31, 2014	$(25,309)	$252,731	$227,422
Activity for the nine months ended September 30, 2015:
Other comprehensive income (loss) before reclassifications	(36,226)	(23,770)	(59,996)
Amounts reclassified from accumulated other comprehensive income	20,494	–	20,494
Other comprehensive income (loss)	(15,732)	(23,770)	(39,502)
Balance at September 30, 2015	$(41,041)	$228,961	$187,920

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036.  Included in Receivables and other assets are $2.0 million in remaining issue costs at September 30, 2015 associated with the original issuance of these notes.  Note balances and related weighted average interest rates as of September 30, 2015 and December 31, 2014 (calculated including issue cost amortization) were as follows (dollars in thousands):

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

Index
NOTE 8 — CAPITAL TRANSACTIONS

During the quarter and nine months ended September 30, 2015, Capstead issued an additional 47,000 and 515,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at average prices of $24.38 and $24.63, net of underwriting fees and other costs, for net proceeds of $1.1 million and $12.7 million, respectively.

NOTE 9 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

This note provides fair value-related disclosures as of the indicated balance sheet dates for Capstead’s financial assets and liabilities, most of which are influenced by changes in, and market expectations for changes in, interest rates and market liquidity conditions, as well as other factors beyond the control of management.  With the exception of the fair value of lending counterparty investments, all fair values were determined using Level 2 Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  Lending counterparty investments are nonmarketable securities consisting primarily of FHLB stock and are considered strategic investments that are carried at cost and periodically valued and evaluated for impairment.  Classified as assets for which Level 3 Inputs are used to determine fair value, FHLB stock can only be redeemed or sold at its par value, and only to the FHLB of Cincinnati.  For the periods presented, no impairment charges have been recorded relative to these investments and the Company’s cost basis is deemed to approximate fair value.

Residential mortgage investments, nearly all of which are mortgage securities classified as available-for-sale, are measured at fair value on a recurring basis.  In determining fair value estimates the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for secured borrowings, provided such pricing levels are considered indicative of actual market clearing transactions.  In determining fair value estimates for secured borrowings with initial terms of greater than 120 days, the Company considers pricing levels indicated by lenders for entering into new transactions using similar pledged collateral with terms equal to the remaining terms of the these borrowings.  In determining fair value estimates for unsecured borrowings, the Company considers current pricing for financial instruments with similar characteristics.  Excluded from these disclosures are financial instruments for which cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, which are valued using primarily Level 1 measurements, including Cash and cash equivalents, cash collateral receivable from, or payable to, interest rate swap counterparties, receivables, payables and secured borrowings with initial terms of 120 days or less.  See NOTE 6 for information relative to the valuation of interest rate swap agreements.  Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Residential mortgage loans	$3,934	$4,000	$4,909	$5,000
Lending counterparty investments	51,002	51,002	5,000	5,000
Interest rate swap agreements	–	–	1,657	1,657
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	3,246,177	3,248,588	2,128,517	2,128,400
Unsecured borrowings	100,000	100,300	100,000	100,500
Interest rate swap agreements	41,240	41,240	27,034	27,034

Index
Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	Losses
September 30, 2015
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,345,542	$218,095	$601	$10,563,036
Ginnie Mae	3,377,433	16,278	4,811	3,388,900
Residential mortgage securities classified as held-to-maturity	2,837	53	–	2,890
December 31, 2014
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	10,559,231	243,351	2,218	10,800,364
Ginnie Mae	3,087,570	16,755	5,157	3,099,168
Residential mortgage securities classified as held-to-maturity	3,663	124	–	3,787

	September 30, 2015		December 31, 2014
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$572,216	$3,054	$706,839	$5,320
Less than one year	933,211	2,358	1,095,724	2,055
	$1,505,427	$5,412	$1,802,563	$7,375

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

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments were considered other-than-temporarily impaired at the indicated balance sheet dates.

NOTE 10 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) is responsible for establishing, implementing, and monitoring the Company’s compensation program and practices.  In 2013 the Committee implemented largely nondiscretionary and formulaic, target-based annual and long-term incentive compensation programs for key executives with multiple pre-established performance goals and defined threshold, target and maximum awards as a percentage of base salaries.  The Committee reviews the Company’s programs annually, establishing and implementing desired changes in performance metrics, composition of mortgage REIT industry peer groups used for relative performance metric measurement purposes, and each executive’s targeted award opportunity.

Index
Equity-based awards and other long-term incentive awards that recognize the creation of value for stockholders and promote the Company’s long-term success are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan, approved by stockholders in May 2014.  At September 30, 2015, this plan had 4,397,739 shares of common stock remaining available for future issuances.

Short-term Incentive Compensation Programs

Under the provisions of the Capstead’s annual incentive compensation program, awards are made based on (a) economic return (change in book value per share of common stock plus common stock dividends divided by beginning book value per share) measured on a relative basis, and, to a lesser extent, on an absolute return basis, (b) relative operating cost efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), and (c) each participating executive’s attainment of stated goals and objectives.  These key executives have targeted award opportunities equal to 125% of base salaries.  Under the terms of the program, each performance metric is assigned a weighting and the Company’s performance relative to each metric is calculated separately.  No awards can be earned for performance below the defined threshold returns and awards are capped for performance above the defined maximum return levels.  Included in Accounts payable and accrued expenses at September 30, 2015 are annual incentive compensation accruals for key executives, together with discretionary accruals for remaining employees, totaling $2.4 million.  Recognized in Short-term incentive compensation are $1.3 million and $2.4 million related to annual incentive compensation for all employees for the quarter and nine months ended September 30, 2015, respectively.

The Committee administers an additional performance-based short-term incentive compensation program for key executives that provides for quarterly cash payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting shares of common stock (“Dividend Equivalent Rights” or “DERs”).  DERs only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  In December 2014 the Committee extended the term of the 654,000 outstanding DERs to December 31, 2015.  In April 2015 the Committee issued 90,000 DERs to a new executive and 90,000 DERs were forfeited by a departing executive.  Included in Accounts payable and accrued expenses are third quarter 2015 DERs distribution amounts totaling $170,000 that were paid in October 2015.  Recognized in Short-term incentive compensation are $170,000 and $576,000 related to the DERs program for the quarter and nine months ended September 30, 2015, respectively.

Long-term Equity-based Awards – Performance-based RSUs

Capstead’s performance-based long-term incentive compensation program for key executives provides for the grant of performance-based RSUs that are convertible into shares of common stock following three-year performance periods, contingent upon whether, and to what extent, defined performance levels established for certain relative and absolute return performance metrics are met or exceeded.  The relative return metrics measure the Company’s performance on the basis of relative economic return and relative total stockholder return (change in stock price plus reinvested dividends).  The absolute economic return metric measures performance against defined return levels.  For conversion purposes, each performance metric is assigned a weighting and the Company’s performance relative to each metric is calculated separately.  The actual number of shares of common stock the units can convert into for each of the metrics, if any, can range from one-half of a share per unit if that metric’s minimum threshold of performance is met, to two shares per unit if the related maximum performance threshold is met or exceeded, adjusted for the weighting assigned to the metric.  If a metric’s minimum performance threshold is not met, no shares are issuable under that metric.  Dividends accrue from the date of grant and will be paid in cash when the units convert into shares of common stock based on the number of shares ultimately issued, if any.

Index
Pursuant to this program, in January 2015 and December 2013 the Committee granted 247,512 and 242,505 RSUs with three-year performance periods ending December 31, 2017 and 2016, respectively.  With the April 2015 departure of a participating executive, 37,199 and 36,467 RSUs issued in 2015 and 2013, respectively, were forfeited.  Initial grant date fair values of $8.83 and $12.45 were assigned to each unit of the January 2015 and December 2013 grants, respectively.  In the fourth quarter of 2014 the three-year compensation cost estimate for the December 2013 grant was reduced to $7.21 per unit.  Recognized in Long-term incentive compensation are $280,000 and $751,000 related to the RSUs for the quarter and nine months ended September 30, 2015, respectively (net of a $137,000 second quarter 2015 adjustment related to forfeitures).

Long-term Equity-based Awards – Stock Awards

Under a performance-based stock award program last utilized in 2012, the Committee granted common stock awards to all employees with staggered three-year vesting periods.  These awards vest if annualized returns in excess of established return levels are generated during three-year measurement periods.  Vesting can be deferred and a new three-year measurement period established to include the subsequent year, up to and including the seventh calendar year after the year of grant.  Any remaining unvested awards issued under this program will expire if the required returns are not generated for each award’s final three-year measurement period.  Grants made under this program totaling 125,221 shares with an average grant date fair value of $12.58 vested in February 2015 pertaining to initial measurement periods ending December 31, 2014.  Remaining grants under this program totaling 118,784 and 62,137 shares with average grant date fair values of $12.17 and $11.67 are scheduled to vest in February 2016 and 2017, respectively, assuming performance criteria and service conditions are met.

In December 2014 and 2013 respectively, the Committee granted service-based stock awards for 37,237 and 35,703 shares of common stock with grant date fair values of $12.47 and $12.34 to employees not awarded RSUs.  These awards vest January 2, 2018 and January 2, 2017, respectively, assuming service conditions are met.  As a component of the Company’s director compensation program, directors are granted stock awards annually upon election or re-election to the board of directors that vest approximately one year from issuance.  In July 2015, director stock awards for a total of 35,000 shares granted in July 2014 with a grant date fair value of $13.16 vested and new awards, also for a total of 35,000 shares, with a grant date fair value of $11.41 were granted that will vest on July 15, 2016.

Performance-based and service-based stock award activity for the nine months ended September 30, 2015 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock awards outstanding at December 31, 2014	436,581	12.29
Grants	35,000	11.41
Forfeitures	(22,499)	12.00
Vestings	(160,221)	12.71
Unvested stock awards outstanding at September 30, 2015	288,861	11.98

During the quarter and nine months ended September 30, 2015, the Company recognized in Long-term incentive compensation $256,000 and $620,000, respectively, related to amortization of the grant date fair value of employee performance-based and service-based stock awards (net of a $172,000 second quarter 2015 adjustment related to forfeitures).  The amounts amortized for these periods assumed that performance metrics, if applicable, would continue to be met for related initial measurement periods.  In addition, the Company recognized in Other general and administrative expense $105,000 and $336,000 related to amortization of the grant date fair value of service-based director stock awards during the quarter and nine months ended September 30, 2015, respectively.

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

Long-term Equity-based Awards – Option Awards

At September 30, 2015 option awards for 40,000 shares of common stock were outstanding with a weighted average strike price of $11.86. These awards are currently exercisable, have no aggregate intrinsic value and have a weighted average remaining contractual term of 2.7 years.  All outstanding option awards were granted prior to 2010, have ten-year contractual terms and were issued with strike prices equal to the closing market price of Capstead’s common stock on the dates of grant.  The fair value of these awards was estimated at that time using a Black-Scholes option pricing model and was expensed over the related vesting periods.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its executives.  In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s base salary and annual incentive compensation payments. The Company also makes discretionary contributions of up to another 3% of such compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements that have been met by nearly all of Capstead’s current employees.  During the quarter and nine months ended September 30, 2015, the Company recognized in Salaries and benefits $123,000 and $285,000 related to contributions to these plans, respectively.

Index
ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

Capstead operates as a self-managed REIT earning income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of short-duration ARM Agency Securities, which are considered to have limited, if any, credit risk and reset to more current interest rates within a relatively short period of time.  See NOTE 1 to the consolidated financial statements (included under Item 1 of this report) for defined terms used in this discussion and analysis.  By investing in short-duration ARM Agency Securities, the Company is positioned to benefit from potential recoveries in financing spreads that typically contract during periods of rising interest rates and experience smaller fluctuations in portfolio values compared to leveraged portfolios containing a significant amount of longer-duration ARM or fixed-rate mortgage securities.  Duration is a common measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital.  In August 2015 the Company began supplementing its borrowings under repurchase arrangements with advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati (together, referred to as secured borrowings). As of September 30, 2015, long-term investment capital totaled $1.45 billion consisting of $1.15 billion of common, $197 million of perpetual preferred stockholders’ equity (recorded amounts) and $100 million of unsecured borrowings that mature in 2035 and 2036.  Long-term investment capital decreased by $41 million during the nine months ended September 30, 2015 primarily as a result of lower unrealized portfolio gains ($24 million), higher unrealized losses on interest rate swap agreements held for hedging purposes ($16 million) and dividend distributions in excess of earnings ($16 million), partially offset by newly-issued Series E preferred capital ($13 million) and amounts related to long-term equity-based awards.

Capstead’s holdings of residential mortgage investments increased by $51 million to $13.96 billion during the nine months ended September 30, 2015 while secured borrowings decreased by $54 million to $12.75 billion.  Portfolio leverage (secured borrowings divided by long-term investment capital) increased to 8.80 to one at September 30, 2015 from 8.59 to one at December 31, 2014.  Management believes borrowing at current levels represents an appropriate and prudent use of leverage for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $21 million and $80 million or $0.18 and $0.72 per diluted common share for the quarter and nine months ended September 30, 2015, respectively, compared to $32 million and $107 million or $0.30 and $1.02 per diluted common share for the same periods in 2014.  The Company declared a third quarter 2015 common dividend of $0.26 per share that was paid October 20, 2015 to holders of record on September 30, 2015.  Financing spreads on residential mortgage investments* averaged 0.74% and 0.89% for the quarter and nine months ended September 30, 2015, respectively, compared to 1.09% and 1.20% during the same periods in 2014.  Earnings and financing spreads were negatively affected by (a) increased investment premium amortization resulting from higher levels of mortgage prepayments primarily as a result of lower mortgage rates available earlier in 2015, and (b) higher unhedged borrowing rates and interest rate swap costs primarily attributable to market conditions, including expectations for Federal Reserve action to raise short-term interest rates as well as greater use of higher-rate, longer-maturity secured borrowings.

*	Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of secured borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes. This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings. See page 28 for a reconciliation of these financial measures and the Company’s rationale for using this non-GAAP financial measure.

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

Capital Transactions

During the quarter and nine months ended September 30, 2015, Capstead issued an additional 47,000 and 515,000 shares, respectively, of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at average prices of $24.38 and $24.63, net of underwriting fees and other costs, for net proceeds of $1 million and $13 million, respectively.  Additional amounts of Series E preferred capital and new common equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods associated with the dissemination of important Company-specific news.

Book Value per Share of Common Stock

The following table illustrates the progression of Capstead’s book value per share of common stock as well as changes in book value expressed as percentages of beginning book value for the indicated periods:

	Quarter Ended September 30, 2015		Nine Months Ended September 30, 2015
Book value per share of common stock, beginning of period	$12.30		$12.52
Change in unrealized gains and losses on mortgage securities classified as available-for-sale	(0.12)		(0.25)
Change in unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Secured borrowings	(0.05)		(0.10)
Unsecured borrowings	(0.09)		(0.06)
	(0.26)	(2.1)%	(0.41)	(3.3)%
Capital transactions:
Dividend distributions in excess of earnings	(0.08)		(0.17)
Other (principally related to equity awards)	–		0.02
	(0.08)	(0.7)%	(0.15)	(1.2)%
Book value per share of common stock, end of period	$11.96		$11.96

Decrease in book value per share of common stock during the indicated periods	$(0.34)	(2.8)%	$(0.56)	(4.5)%

Nearly all of Capstead’s residential mortgage investments and all of its interest rate swap agreements are reflected at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per share of common stock (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock).  The Company’s borrowings, however, are not reflected at fair value on the balance sheet.  Fair value is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels, among other factors.  The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels generally within five years.  Because of these characteristics, the fair value of the Company’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to leveraged portfolios containing a significant amount of non-agency securities or longer-duration ARM and/or fixed-rate Agency Securities.

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

By focusing on investing in short-duration ARM Agency Securities, changes in fair value caused by changes in interest rates are typically relatively modest compared to changes in fair value of longer-duration ARM or fixed-rate assets.  Declines in fair value caused by increases in interest rates are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then current interest rate environment.  This investment strategy positions the Company to benefit from potential recoveries in financing spreads that typically contract during periods of rising interest rates.

The following table illustrates the progression of the Capstead’s portfolio of residential mortgage investments for the quarter and nine months ended September 30, 2015 (dollars in thousands):

	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2015
Residential mortgage investments, beginning of period	$14,155,863	$13,908,104
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.55% and 2.47%, respectively	795,438	2,665,943
Investment premiums on acquisitions*	25,407	91,256
Portfolio runoff (principal amount)	(972,548)	(2,590,368)
Investment premium amortization	(34,323)	(92,458)
Decrease in net unrealized gains on securities classified as available-for-sale	(11,130)	(23,770)
Residential mortgage investments, end of period	$13,958,707	$13,958,707
(Decrease) increase in residential mortgage investments during the indicated periods	$(197,156)	$50,603

*	Residential mortgage investments typically are acquired at a premium to the securities’ unpaid principal balances. Investment premiums are recognized in earnings as portfolio yield adjustments using the interest method over the estimated lives of the related investments. As such, the level of mortgage prepayments impacts how quickly investment premiums are amortized. See Analysis of Quarterly Financing Spreads on page 26 for more information.

Index
Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  After consideration of any applicable initial fixed-rate periods, at September 30, 2015 approximately 87%, 8% and 5% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively.  Approximately 75% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at September 30, 2015 approximately 10% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 27 months.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.  The Company’s ARM holdings featured the following characteristics at September 30, 2015 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$4,312,568	2.33%	2.37%	1.71%	3.35%	9.71%	6.0
Freddie Mac Agency Securities	1,747,407	2.47	2.52	1.82	2.60	9.90	7.2
Ginnie Mae Agency Securities	1,952,243	2.46	1.85	1.51	1.06	8.41	7.2
Residential mortgage loans	2,740	3.39	2.45	2.04	1.59	10.98	4.8
(58% of total)	8,014,958	2.39	2.28	1.68	2.63	9.43	6.5
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,379,406	2.74	2.44	1.65	3.80	7.76	40.3
Freddie Mac Agency Securities	1,906,139	2.76	2.54	1.69	3.02	7.84	43.8
Ginnie Mae Agency Securities	1,425,190	2.79	1.84	1.51	1.08	7.86	40.0
(42% of total)	5,710,735	2.76	2.32	1.62	2.86	7.81	41.4
	$13,725,693	2.54	2.30	1.66	2.73	8.76	21.0

Gross WAC (rate paid by borrowers) (c)		3.15

(a)	Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses. At September 30, 2015, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.25. This table excludes $4 million in fixed-rate Agency Securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps. At quarter-end, 65% of current-reset ARMs were subject to periodic caps averaging 1.77%; 25% were subject to initial caps averaging 3.08%; 9% were subject to lifetime caps averaging 7.62%; and 1% were not subject to a cap. All longer-to-reset ARM securities at September 30, 2015 were subject to initial caps.

(c)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

Secured Borrowings

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements with commercial banks and other financial institutions.  In August 2015 the Company began supplementing its borrowings under repurchase arrangements with advances from the FHLB of Cincinnati and as of September 30, 2015 these advances totaled $2.30 billion.  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financings.  The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.  FHLB advances differ from repurchase arrangements in that Capstead pledges collateral to the bank to secure each such advance rather than transferring ownership of the pledged collateral to the bank and simultaneously agreeing to repurchase the transferred assets at a future date.  Additionally, the Company is required to maintain an ownership position in the FHLB of Cincinnati equal to a percentage of outstanding advances.  Included in Receivables and other assets at September 30, 2015 is FHLB stock held for this purpose totaling $46.0 million that can only be redeemed or sold at its par value, and only to the FHLB of Cincinnati.

Index
The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.0 percent and ranged from 2.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at September 30, 2015.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $600 million of capital at risk with its lending counterparties at September 30, 2015.  The Company did not have capital at risk with any single counterparty exceeding 4.6% at September 30, 2015.

Secured borrowing rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings. Interest may be paid monthly or at the termination of a borrowing at which time the Company may enter into a new borrowing at prevailing haircuts and rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.  When the fair value of pledged securities declines due to changes in market conditions or the publishing of monthly security pay down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.  Conversely, if collateral fair values increase, lenders are required to release collateral back to the Company pursuant to Company-issued margin calls.

As of September 30, 2015 the Company’s secured borrowings totaled $12.75 billion with 23 counterparties at average rates of 0.48%, before the effects of interest rate swap agreements held as cash flow hedges and 0.71% including the effects of these derivatives. To help mitigate exposure to rising short-term interest rates, the Company uses pay-fixed, receive-variable interest rate swap agreements with two-year interest payment terms supplemented with longer-maturity secured borrowings, when available at attractive rates and terms.  At September 30, 2015 the Company held $8.40 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the fourth quarter 2017 and a weighted average expiration of 10 months, and $3.25 billion in longer-maturity secured borrowings with maturities occurring at various dates through the first quarter 2017 and a weighted average remaining maturity of eight months.

After consideration of all portfolio financing-related swap positions entered into as of quarter-end, the Company’s residential mortgage investments and secured borrowings had estimated durations at September 30, 2015 of 11¼ and 8¾ months, respectively, for a net duration gap of approximately 2½ months – see pages 32 and 33 under the caption “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing is residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-maturity secured borrowings, if available at attractive rates and terms.

Index
Analysis of Quarterly Financing Spreads

Components of quarterly financing spreads on residential mortgage investments, a non-GAAP financial measure, and mortgage prepayment rates, were as follows for the indicated periods:

	2015			2014				2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Yields on residential mortgage investments:(a)
Cash yields	2.42%	2.41%	2.42%	2.43%	2.44%	2.46%	2.46%	2.48%
Investment premium amortization	(0.99)	(0.95)	(0.72)	(0.77)	(0.84)	(0.75)	(0.67)	(0.74)
Adjusted yields	1.43	1.46	1.70	1.66	1.60	1.71	1.79	1.74
Secured borrowing rates:(b)
Unhedged borrowing rates	0.45	0.41	0.38	0.36	0.32	0.32	0.34	0.38
Fixed swap rates	0.57	0.55	0.53	0.51	0.50	0.49	0.50	0.52
Adjusted borrowing rates	0.69	0.62	0.59	0.56	0.51	0.49	0.49	0.49
Financing spreads on residential mortgage investments(c)	0.74	0.84	1.11	1.10	1.09	1.22	1.30	1.25
Annualized constant prepayment rate (“CPR”)	23.21	21.98	16.66	17.58	19.18	17.22	15.16	17.14

(a)	Cash yields are based on the cash component of interest income. Investment premium amortization is determined using the interest method which incorporates actual and anticipated future mortgage prepayments. Both are expressed as a percentage calculated on average amortized cost basis for the indicated periods.

(b)	Unhedged borrowing rates for the periods presented represent average rates on secured borrowings, before consideration of related currently-paying interest rate swap agreements.

Fixed swap rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements held for portfolio hedging purposes and exclude differences between LIBOR-based variable-rate payments received on these swaps and unhedged borrowing rates, as well as the effects of any hedge ineffectiveness.  These factors equated to 27, 22 and 22 basis points on the average currently-paying swap notional amount outstanding for the third, second and first quarters of 2015.

Adjusted borrowing rates reflect unhedged borrowing rates, fixed swap rates and the above-mentioned factors, calculated on average secured borrowings outstanding for the indicated periods.

Cash yields have remained relatively stable in 2015 (after years of declines) primarily due to increases in the underlying indexes (principally one-year LIBOR) in anticipation of Federal Reserve action to increase short-term interest rates.  For example, one-year LIBOR has increased 22 basis points year-to-date to 0.85% at September 30, 2015.  Portfolio yield adjustments for investment premium amortization are primarily driven by changes in mortgage prepayment rates and investment premium levels.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets.  Mortgage prepayments increased in recent quarters primarily as a result of lower mortgage rates available earlier in the year as well as seasonal factors, leading to higher investment premium amortization and lower yields during the second and third quarters of 2015.  Mortgage prepayments reached 23.93% CPR in July 2015 before beginning to subside, with October reported at 21.14% CPR.  Management anticipates mortgage prepayment rates will decline further in the coming months leading to lower investment premium amortization in the coming quarters, in part due to seasonal factors, provided mortgage interest rates do not decline considerably from current levels.

Adjusted for currently-paying interest rate swap agreements, secured borrowing rates averaged 0.69% during the third quarter of 2015, an increase of seven basis points from the second quarter of 2015, largely attributable to market conditions, including expectations during the quarter for Federal Reserve action to raise short-term interest rates in the near term.  Higher fixed swap rates due to contract expirations and more use of higher-rate, longer-maturity secured borrowings also contributed.  Future borrowing rates will be dependent on market conditions, including the availability of longer-maturity secured borrowings and interest rate swap agreements at attractive rates.

Index
Utilization of Long-term Investment Capital and Potential Liquidity

Capstead’s investment strategy involves managing an appropriately leveraged portfolio of ARM Agency Securities that management believes can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates.  Secured borrowings generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently.  Consequently, potential liquidity inherent in the Company’s unencumbered residential mortgage investments is as important as the actual level of cash and cash equivalents carried on the balance sheet.  Potential liquidity is affected by, among other things:

•	current portfolio leverage levels,

•	changes in market value of assets pledged and interest rate swap agreements held for hedging purposes as determined by lending and swap counterparties,

•	principal prepayments,

•	collateral requirements of lenders and swap counterparties, and

•	general conditions in the commercial banking and mortgage finance industries.

Future levels of portfolio leverage will be dependent upon many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”).  The Company’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of September 30, 2015 in comparison with December 31, 2014 (in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Balances as of September 30, 2015:
Residential mortgage investments	$13,958,707	$12,752,523	$1,206,184	$642,851
Cash collateral receivable from swap counterparties, net (c)			24,628	–
Other assets, net of other liabilities			218,618	100,502
			$1,449,430	$743,353	8.80:1
Balances as of December 31, 2014	$13,908,104	$12,806,843	$1,490,771	$753,575	8.59:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.

(b)	Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted financing arrangements considering management’s estimate of the fair value of residential mortgage investments held as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.

(c)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties, if applicable, and the fair value of interest rate swap positions as of the indicated date.

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

At September 30, 2015 portfolio leverage increased from year-end, primarily reflecting a decline in long-term investment capital attributed to lower unrealized portfolio gains, higher unrealized losses on swap positions and dividend distributions in excess of earnings.  Management believes current portfolio leverage levels represent an appropriate and prudent use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

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

	2015			2014				2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Financing spreads on residential mortgage investments	0.74%	0.84%	1.11%	1.10%	1.09%	1.22%	1.30%	1.25%
Impact of lower yields on other interest-earning assets*	(0.03)	(0.04)	(0.04)	(0.05)	(0.04)	(0.05)	(0.04)	(0.03)
Impact of higher borrowing rates on other interest-paying liabilities*	(0.05)	(0.06)	(0.06)	(0.07)	(0.06)	(0.07)	(0.07)	(0.07)
Total financing spreads	0.66	0.74	1.01	0.98	0.99	1.10	1.19	1.15

	Nine Months Ended September 30
	2015	2014
Financing spreads on residential mortgage investments	0.89%	1.20%
Impact of lower yields on other interest-earning assets*	(0.03)	(0.05)
Impact of higher borrowing rates on other interest-paying liabilities*	(0.06)	(0.06)
Total financing spreads	0.80	1.09

*	Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of $100 million in unsecured borrowings (at an average borrowing rate of 8.49%) and, where applicable, cash collateral payable to interest rate swap counterparties.

Index
RESULTS OF OPERATIONS

	Quarter Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments(before investment premium amortization)	$83,808	$82,146	$250,929	$246,112
Investment premium amortization	(34,323)	(28,284)	(92,458)	(75,713)
Related interest expense	(22,272)	(16,099)	(61,584)	(47,048)
	27,213	37,763	96,887	123,351
Other interest income (expense)	(2,034)	(2,044)	(6,086)	(6,150)
	25,179	35,719	90,801	117,201
Other revenue (expense):
Salaries and benefits	(1,104)	(999)	(3,256)	(3,116)
Short-term incentive compensation	(1,424)	(613)	(2,946)	(1,550)
Long-term incentive compensation	(536)	(624)	(1,371)	(1,874)
Other general and administrative expense	(1,309)	(1,058)	(3,628)	(3,228)
Miscellaneous other revenue (expense)	261	(34)	368	(87)
	(4,112)	(3,328)	(10,833)	(9,855)
Net income	$21,067	$32,391	$79,968	$107,346
Net income per diluted common share	$0.18	$0.30	$0.72	$1.02
Average diluted shares outstanding	95,721	95,677	95,695	95,614
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.42%	2.44%	2.41%	2.46%
Investment premium amortization	(0.99)	(0.84)	(0.89)	(0.76)
Adjusted yields	1.43	1.60	1.52	1.70
Other interest-earning assets	0.14	0.08	0.12	0.07
Total average yields	1.40	1.56	1.49	1.65
Average borrowing rates:
Secured borrowings:
Unhedged borrowing rates	0.45	0.32	0.41	0.33
Fixed swap rates	0.57	0.50	0.55	0.50
Adjusted borrowing rates	0.69	0.51	0.63	0.50
Unsecured borrowings	8.49	8.49	8.49	8.49
Total average borrowing rates	0.74	0.57	0.69	0.56
Average financing spreads on residential mortgage investments, a non-GAAP financial measure*	0.74	1.09	0.89	1.20
Average total financing spreads	0.66	0.99	0.80	1.09
Average net yield on total interest-earning assets	0.71	1.03	0.85	1.14
Average CPR	23.21	19.18	20.62	17.19
Average balance information:
Residential mortgage investments (cost basis)	$13,885	$13,457	$13,858	$13,366
Other interest-earning assets	255	401	309	393
Secured borrowings	13,010	12,690	13,009	12,586
Currently-paying swap agreements (notional amounts)	7,794	6,902	7,529	6,330
Unsecured borrowings	100	100	100	100
Long-term investment capital (“LTIC”)	1,477	1,510	1,494	1,498
Portfolio leverage	8.81:1	8.40:1	8.71:1	8.40:1
Operating costs as a percentage of average LTIC	1.17%	0.87%	1.00%	0.87%
Return on average LTIC	6.23	9.07	7.72	10.15
Return on average common equity capital	5.80	9.32	7.64	10.60

*	Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on Capstead’s residential mortgage investments, net of secured borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes. This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings. See page 28 for a reconciliation of these financial measures and the Company’s rationale for using this non-GAAP financial measure.

Index
Capstead’s net income totaled $21 million and $80 million or $0.18 and $0.72 per diluted common share for the quarter and nine months ended September 30, 2015, respectively, compared to $32 million and $107 million or $0.30 and $1.02 per diluted common share for the same periods in 2014.  The benefit to net interest margins of a 3.2% increase in average portfolio outstanding for the quarter and a 3.7% increase for the nine months ended September 30, 2015 compared to the same periods in 2014 was offset by lower cash yields and higher investment premium amortization as well as higher borrowing rates.

Yields on residential mortgage investments decreased 17 and 18 basis points to average 1.43% and 1.52% during the quarter and nine months ended September 30, 2015, respectively, compared to 1.60% and 1.70% for the same periods in 2014.  Cash yields averaged 2.42% and 2.41% for the quarter and nine months ended September 30, 2015, compared to 2.44% and 2.46% for the same periods in 2014, reflecting the effects of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions.  The rate of decline in cash yields has slowed over the last two years reflecting more loans underlying the portfolio resetting to fully-indexed levels as well as increases during 2015 in the underlying indexes (principally one-year LIBOR) in anticipation of Federal Reserve action to increase short-term interest rates.

The yield adjustment for investment premium amortization averaged 99 and 89 basis points during the quarter and nine months ended September 30, 2015, respectively, compared to 84 and 76 basis points for the same periods in 2014.  This reflects  increases in investment premium amortization primarily resulting from 21% and 20% increases in mortgage prepayment rates over prepayment rates incurred during the same periods in 2014.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets.  Mortgage prepayments increased in recent quarters primarily as a result of lower mortgage rates available earlier in 2015 as well as seasonal factors, leading to higher investment premium amortization and lower yields during the second and third quarters of 2015.  Mortgage prepayments reached 23.93% CPR in July 2015 before beginning to subside, with October reported at 21.14% CPR.  Management anticipates mortgage prepayment rates will decline further in the coming months, in part due to seasonal factors, leading to lower investment premium amortization in the coming quarters provided mortgage interest rates do not decline considerably from current levels.

Secured borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes, increased 18 and 13 basis points to average 0.69% and 0.63% during the quarter and nine months ended September 30, 2015, respectively, compared to 0.51% and 0.50% for the same periods in 2014.  Unhedged borrowing rates accounted for most of the increase, with the remainder attributable to higher interest rate swap costs.  Market conditions, including expectations for Federal Reserve action to raise short-term interest rates, contributed to higher adjusted borrowing rates as well as greater use of higher-rate, longer-maturity secured borrowings. Swap costs were impacted by the expiration of older, lower-rate swaps and higher currently-paying swap balances (currently-paying swap balances averaged $7.79 billion and $7.53 billion for the quarter and nine months ended September 30, 2015, compared to $6.90 billion and $6.33 billion for same periods in 2014).  Note that fixed swap rates exclude differences between LIBOR-based variable-rate payments received on these swaps and designated 30- to 90-day unhedged borrowing rates, as well as the effects of hedge ineffectiveness.  These differences averaged 27 and 24 basis points on average currently-paying swap notional amounts outstanding during the quarter and nine months ended September 30, 2015, compared to 16 and 17 basis points during the same periods in 2014.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Operating costs as a percentage of long-term investment capital averaged 1.17% and 1.00% for the quarter and nine months ended September 30, 2015, respectively, 30 and 13 basis points higher than reported for the same periods in 2014.  Higher compensation-related expenses primarily to reflect Capstead’s outperformance relative to its mortgage REIT peers under the Company’s short-term incentive compensation program’s relative economic return performance metrics were the primary contributors to the increase in costs.  Economic return is defined as the change in book value per share of common stock plus common stock dividends declared divided by beginning book value per share.  Capstead’s 2015 economic return is expected to exceed that of most of its mortgage REIT peers due in large part to the stability of its book value during a period of pronounced interest rate volatility.  See NOTE 10 to the accompanying consolidated financial statements (included in Item 1 of this report) for additional information regarding the Company’s compensation programs.

Index
LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are secured borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” on page 27 illustrates management’s estimate of additional funds potentially available to the Company as of September 30, 2015 and the accompanying discussion provides insight into the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead finances its residential mortgage investments by borrowing under repurchase arrangements or obtaining FHLB advances, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.  None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Secured borrowings totaled $12.75 billion at September 30, 2015, with $9.50 billion maturing within 90 days.  Secured borrowings began the year at $12.81 billion and averaged $13.01 billion during both the quarter and nine months ended September 30, 2015.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses pay-fixed, receive-variable interest rate swap agreements with two-year interest payment terms supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  At September 30, 2015 the Company held $8.40 billion notional amount of interest rate swap agreements with contract expirations occurring at various dates through the fourth quarter 2017 and a weighted average expiration of 10 months, and $3.25 billion in longer-maturity secured borrowings with maturities occurring at various dates through the first quarter 2017 and a weighted average remaining maturity of eight months.  Relative to the 20-year floating rate terms of the Company’s $100 million in unsecured borrowings that begin at various dates between October 2015 and September 2016, the Company entered into forward-starting swap agreements to effectively lock in lower fixed rates of interest on these borrowings.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

During the nine months ended September 30, 2015, Capstead issued an additional 515,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program for net proceeds of $13 million.  Additional amounts of Series E preferred capital and new common equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

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

To further reduce exposure to higher short-term interest rates, the Company uses interest rate swap agreements that typically require interest payments for two-year terms, as well as longer-maturity secured borrowings, if available at attractive rates and terms.  These transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  After consideration of portfolio financing-related swap positions held to hedge changes in short-term interest rates, the Company’s residential mortgage investments and secured borrowings had estimated durations at September 30, 2015 of 11¼ and 8¾ months, respectively, for a net duration gap of approximately 2½ months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements and longer- maturity secured borrowings, if available at attractive rates and terms.

Capstead performs sensitivity analyses using a model to estimate the effects that specific interest rate changes can reasonably be expected to have on net interest margins and portfolio values.  All investments, secured borrowings and derivative financial instruments held are included in these analyses.  For net interest margin modeling purposes, the model incorporates management’s assumptions for mortgage prepayment levels for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums and reinvesting portfolio runoff.  These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior under normal market conditions unaffected by changes in market liquidity.  For portfolio valuation modeling purposes, a static portfolio is assumed.

This modeling is the primary tool used by management to assess the direction and magnitude of changes in net interest margins and portfolio values resulting solely from changes in interest rates.  Key modeling assumptions include mortgage prepayment speeds, adequate levels of market liquidity, current market conditions, and portfolio leverage levels.  Given the present low level of interest rates, a floor of 0.00% is assumed.  However, it is assumed that borrowing rates cannot decline beyond a floor of 0.15%.  These assumptions are inherently uncertain and, as a result, modeling cannot precisely estimate the impact of higher or lower interest rates.  Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, other changes in market conditions, changes in management strategies and other factors.

Index
The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivative financial instruments as of the indicated dates, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%
Projected 12-month percentage change in net interest margins: *
September 30, 2015	<0.25%	2.04%	(14.9)%	1.2%	(2.5)%
December 31, 2014	<0.25	2.17	(21.5)	7.1	9.5
Projected percentage change in portfolio and related derivative values: *
September 30, 2015	<0.25	2.04	0.1	(0.2)	(0.4)
December 31, 2014	<0.25	2.17	0.1	(0.2)	(0.3)

*	Sensitivity of net interest margins as well as portfolio and related derivative values to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month net interest margin change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices, if investments made will behave in the same fashion as assets currently held or if management will choose to replace runoff with such assets.

The projected 12-month percentage change in net interest margins at September 30, 2015 differs from the change projected at year-end reflecting, among other factors, timing considerations associated with replacing expiring portfolio financing-related interest rate swaps with new swaps at rates commensurate with the indicated rate scenario as well as a lower baseline net interest margin.

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

Changes in interest rates, whether increases or decreases, may adversely affect Capstead’s liquidity, financial condition and earnings.  Capstead’s earnings depend primarily on the difference between the interest received on its residential mortgage investments and the interest paid on its secured borrowings, net of the effect of derivatives held for hedging purposes.  The Company finances its investments primarily at 30- to 90-day interest rates.  Coupon interest rates on only a portion of the ARM loans underlying the Company’s securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan.  Consequently, interest rates on secured borrowings not effectively fixed through the use of interest rate swap agreements can rise to levels that may exceed yields on these securities in a rising short-term interest rate environment.  This can contribute to lower, or in more extreme circumstances, negative financing spreads and, therefore, adversely affect earnings.  Because rising interest rates tend to put downward pressure on financial asset prices, Capstead may be presented with substantial margin calls during such periods adversely affecting the Company’s liquidity.  If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses.  At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining secured borrowings, which could result in losses.  In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

During periods of relatively low short-term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may adversely affect yields on the Company's ARM securities as the underlying ARM loans reset at lower rates.  If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected.

Index
Periods of illiquidity in the mortgage markets may reduce amounts available to be borrowed under repurchase arrangements and FHLB advances due to declines in the perceived value of related collateral, which could adversely impact Capstead’s liquidity, financial condition and earnings.  Capstead generally finances its residential mortgage investments by pledging them as collateral under uncommitted repurchase arrangements and, beginning in the third quarter of 2015, FHLB advances, the terms and conditions of which are negotiated on a transaction-by-transaction basis.  The amount borrowed under these arrangements is limited to a percentage of the estimated market value of the pledged collateral and is specified at the inception of the transaction.  The portion of the pledged collateral held by or pledged to the lender in excess of the amount of the repo or advance is referred to as margin collateral and the resulting margin percentage is required to be maintained throughout the term of the borrowing.  If the perceived market value of the pledged collateral as determined by the Company’s lenders declines, the Company may be subject to margin calls wherein the lender requires the Company to pledge additional collateral to reestablish the agreed-upon margin percentage.  Because market illiquidity tends to put downward pressure on asset prices, Capstead may be presented with substantial margin calls during such periods.  If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral or seek other remedies, potentially under adverse market conditions, resulting in losses.  At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining secured borrowings, which could result in losses.  In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

Periods of illiquidity in the mortgage markets may reduce the number of counterparties willing to lend to the Company and/or the amounts individual counterparties are willing to lend, which could adversely affect the Company’s liquidity, financial condition and earnings.  Capstead enters into repurchase arrangements with numerous commercial banks and other financial institutions, both foreign and domestic, routinely with maturities of 30 to 90 days.  Additionally, the Company began entering into advances with the FHLB of Cincinnati in August 2015.  The Company’s ability to achieve its investment objectives depends on its ability to re-establish or roll maturing secured borrowings on a continuous basis and none of the Company’s counterparties are obligated to enter into new borrowing transactions at the conclusion of existing transactions.  If a counterparty chooses not to roll a maturing borrowing, the Company must pay off the borrowing, generally with cash available from another repurchase arrangement entered into with another counterparty or and additional FHLB advance.  If the Company determines that it does not have sufficient borrowing capacity with its remaining counterparties, it could be forced to reduce its portfolio leverage by selling assets under potentially adverse market conditions, which could result in losses.  This risk is increased if Capstead relies on any single counterparty for a significant portion of its secured borrowings.  An industry-wide reduction in the availability of secured borrowings could adversely affect pricing levels for Agency Securities leading to further declines in the Company’s liquidity and book value per common share.  Under these conditions, the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses.  In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

The Federal Housing Finance Agency (“FHFA”) has proposed that captive insurance companies be excluded from membership in the FHLB, which could adversely impact Capstead’s liquidity, financial condition and earnings.  In August 2015 Capstead began obtaining FHLB advances through a captive insurance subsidiary.  The FHFA is the federal regulator of the FHLB system as well as Fannie Mae and Freddie Mac.  In March 2014 the FHFA published a notice of proposed rulemaking regarding, among other matters, membership eligibility of captive insurance companies in the FHLB system.  Under the proposed rule Capstead Insurance LLC’s membership in the FHLB Cincinnati would be terminated and outstanding advances would become immediately due and payable.  Should the proposed rule be adopted without modification, Capstead and a number of other industry participants would be similarly affected.  This could result in constraints in available borrowing capacity leading to deteriorating market conditions, which could adversely affect the Company’s liquidity, earnings and book value per common share.

Index
If Capstead is unable to negotiate favorable terms and conditions on future secured borrowings with one or more of the Company’s lending counterparties, the Company’s liquidity, financial condition and earnings could be adversely impacted. The terms and conditions of each repurchase arrangement and FHLB advance are negotiated on a transaction-by-transaction basis, and these borrowings generally are re-established, or rolled, at maturity. Key terms and conditions of each transaction include interest rates, maturity dates, asset pricing procedures and margin requirements.  The Company cannot assure investors that it will be able to continue to negotiate favorable terms and conditions on its future secured borrowings.  For instance, during periods of market illiquidity or due to perceived credit deterioration of the collateral pledged or the Company itself, a lender may require that less favorable asset pricing procedures be employed, margin requirements be increased and/or may choose to limit or completely curtail lending to the Company.  Under these conditions, the Company may determine it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining secured borrowings, which could result in losses.

Capstead’s use of borrowings under repurchase arrangements to finance the majority of its investments may expose the Company to losses if a lending counterparty seeks bankruptcy protection, or otherwise defaults on its obligation to deliver pledged collateral back to the Company.  Repurchase arrangements involve the sale and transfer of pledged collateral to the lending counterparty and a simultaneous agreement to repurchase the transferred assets at a future date.  This may make it difficult for the Company to recover its pledged assets if a lender files for bankruptcy or otherwise fails to deliver pledged collateral back to the Company and subject the Company to losses to the extent of any margin amounts (pledged assets in excess of amounts borrowed) held by the lending counterparty.

Capstead’s use of borrowings under repurchase arrangements to finance its investments may give these lending counterparties greater rights if the Company seeks bankruptcy protection, exposing the Company to losses.  Borrowings under repurchase arrangements may qualify for special treatment under the U.S. Bankruptcy Code.  If the Company files for bankruptcy, these lending counterparties could avoid the automatic stay provisions of the U.S. Bankruptcy Code and liquidate pledged collateral without delay, which could result in losses to the extent of any margin amounts held by the lending counterparties.

Capstead may sell assets for various reasons, including a change in the Company’s investment focus, which could increase earnings volatility.  Capstead may periodically sell assets to enhance its liquidity during periods of market illiquidity or rising interest rates or the Company may change its investment focus requiring it to sell some portion of its existing investments.  Gains or losses resulting from any such asset sales, or from terminating any related longer-maturity secured borrowings or interest rate swap agreements, could increase the Company’s earnings volatility.

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

Monetary policy actions by the Federal Reserve could adversely affect Capstead’s liquidity, financial condition and earnings.  Since 2008 the Federal Reserve has employed a number of new policy initiatives, most notably the purchase of U.S. Treasury securities and fixed-rate Agency Securities.  This expansion of the Federal Reserve’s balance sheet is often referred to as quantitative easing or QE.  The policy goals of the QE initiatives were to support Fannie Mae, Freddie Mac and the housing markets, and otherwise improve economic and labor market conditions by exerting downward pressure on longer term interest rates, including mortgage interest rates.  The Federal Reserve ceased buying additional Treasury and Agency Securities in November 2014, while continuing to replace portfolio runoff and has indicated that it will continue replacing portfolio runoff until after it begins raising short-term interest rates.

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

Failure of the federal government to reduce future annual federal budget deficits could adversely impact Capstead’s liquidity, financial condition and earnings.   The increasing amount of outstanding federal debt relative to the size of the U.S. economy, particularly in light of projected growth in federal government spending and resulting federal budget deficits, could eventually lead to a decline in the market’s perception of the creditworthiness of the federal government.  Because market participants rely on the federal government’s continued support of Fannie Mae and Freddie Mac, the perception of credit risk associated with Agency Securities and, therefore, the pricing of existing holdings of Agency Securities could be adversely affected.  In addition, political discord over the U.S. fiscal policy could create broader financial turmoil and uncertainty, which may weigh heavily on the global banking system and limit the availability and/or terms and conditions of secured borrowings which could adversely impact the Company’s liquidity, earnings and book value per common share, as more fully described above.

Legislative and additional regulatory actions could adversely affect the availability and/or terms and conditions of secured borrowings and consequently, the Company’s liquidity, financial condition and earnings.  In 2010 the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in order to restrict certain business practices of systemically significant participants in the financial markets, which include many of the Company’s lending counterparties.  Additionally, changes in regulatory capital requirements and other leverage constraints are being implemented worldwide.  It remains unclear how significant of an impact Dodd Frank and changes in regulatory capital requirements will have on the financial markets in general and on the Company’s strategy of holding a leveraged portfolio of Agency Securities.  However, it is possible that the availability and/or terms and conditions of secured borrowings could be adversely affected which could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described above.

Index
Capstead is dependent on its executives and employees and the loss of one or more of its executive officers could harm the Company's business and its prospects.  As a self-managed REIT with 13 full-time employees and one part-time employee, Capstead is dependent on the efforts of its key officers and employees, most of whom have significant experience in the mortgage industry.  While certain of the Company's named executive officers and other employees are parties to severance agreements, the Company's key officers and employees are not subject to employment agreements with non-compete clauses, nor has Capstead acquired key man life insurance policies on any of these individuals.  The loss of any of their services could have an adverse effect on the Company's operations.

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

Index
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

Index
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

Index
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

There are risks associated with ownership of Capstead’s Series E Preferred Stock.  Risks associated with ownership of the Company’s Series E preferred stock include:

•	Redemption rights: The Series E preferred stock is redeemable by the Company, in whole or in part, at any time on or after May 13, 2018, or pursuant to a Special Optional Redemption Right upon the occurrence of a Change of Control, as both terms are defined in the Series E Articles Supplementary, at a cash redemption price of $25.00 plus all accrued and unpaid dividends to, but not including, the date of redemption, which may be less than the prevailing market price for shares of the Series E preferred stock.

•	Limited conversion rights: Holders of shares of the Series E preferred stock may convert into shares of common stock only upon the occurrence of a Change of Control, and only if the Company does not exercise its Special Optional Redemption Right. Even if this were to occur, it may not be economically advantageous to convert based on then existing conversion ratios and trading levels of the common stock.

•	Subordination: The Series E preferred stock is subordinate to all of the Company’s existing and future debt. None of the provisions relating to the Series E preferred stock limit the Company’s ability to incur future debt. Future debt may include restrictions on the Company’s ability to pay dividends on, redeem, or pay the liquidation preference on shares of the Series E preferred stock.

•	Dilution through issuance of additional shares of preferred stock: The Company’s charter currently authorizes the issuance of up to 100 million shares of preferred stock in one or more series. The issuance of additional preferred stock on parity with or senior to the Series E preferred stock would dilute the interests of Series E preferred stockholders, and could affect the Company’s ability to pay dividends on, redeem, or pay the liquidation preference on, the Series E preferred stock. None of the provisions relating to the Series E preferred stock limit the Company’s ability to issue additional preferred stock on parity with Series E preferred stock.

Index
•	Limited voting rights: Voting rights as a holder of Series E preferred stock are limited. The Company’s common stock is currently the only class of stock carrying full voting rights. Voting rights for holders of shares of Series E preferred stock exist primarily with respect to (i) adverse changes in the terms of the Series E preferred stock, (ii) the creation of additional classes or series of preferred stock that are senior to the Series E preferred stock, and (iii) the non-payment of six quarterly Series E dividends (whether or not consecutive).

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

The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of current and anticipated future 30- and 90-day secured borrowings and the 20-year floating-rate periods of unsecured borrowings that begin in late 2015.  Variable-rate payments to be received on swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on related designated borrowings while fixed-rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments.  See NOTE 6 to the consolidated financial statements (included under Item 1 of this report) and “Financial Condition–Residential Mortgage Investments” for additional information regarding the Company’s current use of derivatives and its related risk management policies.

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

Index
•	changes in general economic conditions;

•	fluctuations in interest rates and levels of mortgage prepayments;

•	the effectiveness of risk management strategies;

•	the impact of differing levels of leverage employed;

•	liquidity of secondary markets and credit markets;

•	the availability of financing at reasonable levels and terms to support investing on a leveraged basis;

•	the availability of new investment capital;

•	the availability of suitable qualifying investments from both an investment return and regulatory perspective;

•	changes in legislation or regulation affecting Fannie Mae, Freddie Mac, Ginnie Mae, the Federal Home Loan Bank system and similar federal government agencies and related guarantees;

•	other changes in legislation or regulation affecting the mortgage and banking industries;

•	changes in market conditions as a result of Federal Reserve monetary policy or federal government fiscal challenges;

•	deterioration in credit quality and ratings of existing or future issuances of Fannie Mae, Freddie Mac or Ginnie Mae securities;

•	changes in legislation or regulation affecting exemptions for mortgage REITs from regulation under the Investment Company Act of 1940; and

•	increases in costs and other general competitive factors.

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

ITEM 4.                          CONTROLS AND PROCEDURES

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2015.

Index
PART II. — OTHER INFORMATION

ITEM 6.                          EXHIBITS

Exhibit Number	DESCRIPTION

3.1
Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares (except the 7.50% Series E Cumulative Redeemable Preferred Stock) and all other amendments to such Articles of Incorporation.(1)

3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)

3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(6)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(7)
10.04	Second Amended and Restated Incentive Bonus Plan.(8)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	Form of nonqualified stock option and stock award agreements for employees with service conditions.(5)
10.07	Form of stock award agreements for employees with performance conditions.(9)
10.08	Form of stock award agreements for employees with performance conditions and deferral of dividends.(10)
10.09	2013 Annual Incentive Plan (short-term).(11)
10.10	2014 Annual Incentive Compensation Program (short-term).(3)
10.11	2014 Long-Term Award Criteria, as corrected.(3)
10.12	Form of performance unit agreement.(12)
10.13	Sales agreement, dated November 12, 2013, by and between the Company and its continuous offering program sales manager.(13)
10.14	Sales agreement, dated January 23, 2015, by and between the Company and its continuous offering program sales manager.(14)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit Number	DESCRIPTION
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 5, 2011, for the event dated May 4, 2011.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2008.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2010.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on October 23, 2013 for the event dated October 21, 2013.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 6, 2015, for the event dated January 2, 2015.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on November 13, 2013, for the event dated November 12, 2013.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 29, 2015, for the event dated January 23, 2015.
*	Filed herewith
**	Furnished herewith

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: November 6, 2015	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: November 6, 2015	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President and
Chief Financial Officer