Form 10-K
period 2015-12-31
CAPSTEAD MORTGAGE CORP
filed 2016-02-26
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:         December 31, 2015

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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

At June 30, 2015 the aggregate market value of the common stock held by nonaffiliates was $1,046,834,773.

Number of shares of Common Stock outstanding at February 26, 2016:   95,947,090

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the 2016 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

CAPSTEAD MORTGAGE CORPORATION
2015 FORM 10-K ANNUAL REPORT

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

Capstead’s investment strategy involves managing a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of relatively short-duration adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae.  Residential mortgage pass-through securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, referred to as “Agency Securities,” are considered to have limited, if any, credit risk because of federal government support.  This strategy differentiates Capstead from its peers because ARM loans underlying its investment portfolio can reset to more current interest rates within a relatively short period of time.  This positions the Company to benefit from a potential recovery in financing spreads that typically contract during periods of rising interest rates and can result in smaller fluctuations in portfolio values compared to portfolios containing a significant amount of longer-duration ARM and fixed-rate mortgage securities.  Duration is a common measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.

For further discussion of the Company’s business and financial condition, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Competition

As a residential mortgage REIT that focuses on investing in ARM Agency Securities, Capstead competes for the acquisition of suitable investments with other mortgage REITs, commercial banks, savings banks, insurance companies, and institutional investors such as private equity funds, mutual funds, pension funds and sovereign wealth funds.  Many of these entities have lower yield requirements as well as greater financial resources and access to capital than the Company.  Increased competition for the acquisition of ARM Agency Securities can result in higher pricing levels for such assets.  In addition, the availability of ARM Agency Securities for purchase in the secondary markets varies substantially with changes in market conditions and ARM origination levels, which have not kept pace with related runoff in recent years.  Although higher pricing levels generally correspond to a higher book value per common share for the Company, higher prices paid for acquisitions can adversely affect portfolio yields and future profitability.

In addition, the federal government, through the Federal Reserve as well as Fannie Mae and Freddie Mac, has accumulated substantial holdings of primarily fixed-rate Agency Securities, largely in order to provide stimulus to the economy through what has been referred to as quantitative easing programs.  These programs have had the effect of supporting higher pricing for the entire Agency Securities market, including pricing for ARM Agency Securities.  While the Federal Reserve ceased adding to its holdings of fixed-rate Agency Securities late in 2014, it continues to provide economic stimulus by replacing portfolio runoff through open market purchases.  The Federal Reserve has indicated that it intends to eventually cease replacing portfolio runoff.  This action, or a more dramatic reduction in government holdings of fixed-rate Agency Securities in the future, could result in lower pricing levels for Agency Securities, adversely affecting the Company’s book value per common share.

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

Employees

As of December 31, 2015, Capstead had 13 full-time employees and one part-time employee.

Website Access to Company Reports and Other Company Information

Capstead makes available on its website at www.capstead.com or www.capstead.reit, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, investor presentations and press releases, including any amendments to such documents as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission (“SEC”) or otherwise publicly released.

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

Under the captions “Risk Factors” and “Critical Accounting Policies” on pages 23 through 32 and 32 through 34, respectively, of Item 7 are discussions of risk factors and critical accounting policies affecting Capstead’s financial condition and results of operations that are an integral part of this report which are incorporated herein by reference.  Readers are strongly urged to consider the potential impact of these factors and accounting policies on the Company while reading this document.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Capstead’s headquarters are located in Dallas, Texas in office space leased by the Company.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The New York Stock Exchange trading symbol for Capstead’s common stock is CMO. As of December 31, 2015, the Company had 1,139 common stockholders of record and depository companies held shares of common stock for 36,468 beneficial owners.

The high and low sales prices and dividends declared on Capstead’s common stock were as follows:

	Year ended December 31, 2015			Year ended December 31, 2014
	Sales Prices		Dividends	Sales Prices		Dividends
	High	Low	Declared	High	Low	Declared
First quarter	$12.58	$11.55	$0.31	$13.15	$11.97	$0.34
Second quarter	12.01	11.04	0.31	13.43	12.52	0.34
Third quarter	11.75	9.71	0.26	13.32	12.20	0.34
Fourth quarter	10.54	8.64	0.26	13.14	12.24	0.34

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on Capstead’s common stock, with the yearly percentage change in the cumulative total return of the Russell 2000 Index and the NAREIT Mortgage REIT Index for the five years ended December 31, 2015 assuming the investment of $100 on December 31, 2010 and the reinvestment of dividends.  The stock price and dividend performance reflected in the graph is not necessarily indicative of future performance.

	Year ended December 31
	2010	2011	2012	2013	2014	2015
Capstead Mortgage Corporation	$100.00	$113.41	$117.11	$136.37	$154.10	$122.10
Russell 2000 Index	100.00	95.82	111.49	154.78	162.35	155.18
NAREIT Mortgage REIT Index	100.00	97.58	116.99	114.70	135.21	123.21

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

	As of or for the year ended December 31
	2015	2014	2013	2012	2011
Selected statement of income data:
Interest income on residential mortgage investments (before investment premium amortization)	$337,179	$328,621	$341,009	$352,608	$311,154
Investment premium amortization	(121,190)	(101,872)	(125,872)	(96,677)	(68,077)
Related interest expense	(85,521)	(65,155)	(66,368)	(69,101)	(57,328)
	130,468	161,594	148,769	186,830	185,749
Other interest income (expense) (a)	(8,113)	(8,173)	(8,165)	(7,790)	(8,192)
	122,355	153,421	140,604	179,040	177,557
Other revenue (expense)	(14,030)	(12,601)	(14,117)	(15,414)	(17,353)
Net income	$108,325	$140,820	$126,487	$163,626	$160,204
Net income per diluted common share (b)	$0.97	$1.33	$0.93	$1.50	$1.75
Cash dividends per share of common stock	1.14	1.36	1.24	1.49	1.76
Average number of diluted shares of common stock outstanding	95,701	95,629	95,393	95,012	79,696

Selected balance sheet data:
Residential mortgage investments	$14,154,737	$13,908,104	$13,475,874	$13,860,158	$12,264,906
Total assets	14,446,366	14,386,951	14,013,751	14,466,947	12,842,204
Secured borrowings	12,958,394	12,806,843	12,482,900	12,784,238	11,352,444
Long-term investment capital (“LTIC”):
Unsecured borrowings (net of related investments in statutory trusts prior to dissolution in December 2013)	97,986	97,882	97,783	97,662	97,560
Preferred stockholders’ equity	197,172	183,936	165,756	188,992	184,514
Common stockholders’ equity	1,101,152	1,206,835	1,200,027	1,308,133	1,108,193
Book value per common share (unaudited)	11.42	12.52	12.47	13.58	12.52

Key operating data: (unaudited)
Portfolio acquisitions (principal amount)	3,761,789	3,191,256	3,187,534	4,206,459	5,673,803
Portfolio runoff (principal amount)	3,421,026	2,801,144	3,483,756	2,784,687	2,127,812
Common equity capital raised	–	–	–	142,036	231,673
Common stock repurchases	–	–	7,292	35,062	–
Year-end portfolio leverage ratio (c)	9.28:1	8.60:1	8.53:1	8.02:1	8.17:1
Average financing spreads on residential mortgage investments (d)	0.89%	1.17%	1.07%	1.38%	1.68%
Average total financing spreads (d)	0.81	1.06	0.96	1.26	1.56
Average mortgage prepayment rates, (expressed as constant prepayment rates, or CPRs)	20.37	17.28	21.45	17.60	16.58
Return on average LTIC	7.91	9.97	8.73	11.00	13.16
Return on average common equity capital	7.86	10.37	7.08	11.15	13.94

(a)	Consists principally of interest on unsecured borrowings and is presented net of earnings of related statutory trusts prior to dissolution in December 2013.

(b)	Net income per diluted common share in 2013 includes reductions in net income available to common stockholders totaling $0.23 per common share related to convertible preferred stock redemption preference premiums paid and dividends accruing on then-outstanding shares of convertible preferred stock from the May 2013 initial issuance of the Company’s Series E preferred stock through the June 2013 redemption of the convertible preferred stock.

(c)	Year-end portfolio leverage ratios were calculated by dividing secured borrowings by long-term investment capital.

(d)	Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on Capstead’s residential mortgage investments, net of secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes. This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings. See Item 7 on page 15 for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to its related GAAP financial measure, total financing spreads.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Capstead operates as a self-managed REIT earning income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of short-duration ARM Agency Securities, which reset to more current interest rates within a relatively short period of time and are considered to have limited, if any, credit risk.  By investing in short-duration ARM Agency Securities, the Company is positioned to benefit from potential recoveries in financing spreads that typically contract during periods of rising interest rates and experience smaller fluctuations in portfolio values compared to leveraged portfolios containing a significant amount of longer-duration ARM or fixed-rate mortgage securities.  Duration is a common measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital.  In August 2015 the Company began supplementing its traditional borrowings with advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati; however, in early 2016 the FHLB system regulator issued a ruling largely curtailing the mortgage REIT industry’s access to such advances.  In response, the Company has migrated all but $750 million of its $2.88 billion of FHLB advances outstanding at year-end back to repurchase arrangements as of February 26, 2016 and anticipates migrating remaining balances away from the FHLB by November 2016.

Long-term investment capital totaled $1.40 billion at December 31, 2015, consisting of $1.10 billion of common and $197 million of perpetual preferred stockholders’ equity and $98 million of unsecured borrowings that mature in 2035 and 2036 (recorded amounts).  Long-term investment capital decreased by $92 million during 2015 primarily as a result of lower unrealized portfolio gains ($98 million) and dividend distributions in excess of earnings ($16 million), partially offset by lower unrealized losses on interest rate swap agreements held for hedging purposes ($7 million), newly-issued Series E preferred capital ($13 million) and amounts related to long-term equity-based awards.  On January 27, 2016 Capstead’s board of directors authorized the repurchase of up to $100 million in common stock when such repurchases are deemed appropriate relative to portfolio reinvestment options and liquidity needs.  No shares were repurchased pursuant to this program as of February 26, 2016.

Capstead’s holdings of residential mortgage investments increased by $247 million to $14.15 billion during 2015 while secured borrowings increased by $152 million to $12.96 billion.  Portfolio leverage (secured borrowings divided by long-term investment capital) increased to 9.28 to one at December 31, 2015 from 8.60 to one at December 31, 2014.  Most of the increase in portfolio leverage was a consequence of the decline in long-term investment capital largely attributable to lower unrealized portfolio gains.  Management believes borrowing at current levels represents an appropriate use of leverage for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Capstead’s net income totaled $108 million or $0.97 per diluted common share in 2015, compared to $141 million or $1.33 per share in 2014.  Financing spreads on residential mortgage investments* averaged 0.89% during 2015, compared to 1.17% during 2014.  Net income and financing spreads were negatively affected by (a) increased investment premium amortization resulting from higher levels of mortgage prepayments primarily as a result of lower mortgage rates available earlier in 2015, and (b) higher unhedged borrowing rates and interest rate swap costs primarily attributable to expectations for Federal Reserve action to raise short-term interest rates, as well as greater use of higher-rate, longer-maturity secured borrowings.  Higher annual incentive compensation due in large part to the Company’s outperformance relative to its peers also contributed to lower earnings in 2015.

*	As discussed in note (d) to page six, financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes. See page 15 for further discussion and a reconciliation to the related GAAP financial measure, total financing spreads.

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

Book Value per Common Share

The following table illustrates the progression of Capstead’s book value per share of common stock as well as changes in book value expressed as percentages of beginning book value for the indicated periods:

	As of and for the year ended December 31
	2015		2014		2013
Book value per share of common stock,beginning of year	$12.52		$12.47		$13.58
Change in unrealized gains and losses on mortgage securities classified as available-for-sale	(1.02)		0.28		(1.05)
Change in unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Secured borrowings	0.12		0.06		0.08
Unsecured borrowings	(0.05)		(0.26)		0.19
	(0.95)	(7.6)%	0.08	0.6%	(0.78)	(5.8)%
Capital transactions:
Dividend distributions in excess of earnings available to common stockholders*	(0.17)		(0.04)		(0.08)
Effects of preferred equity capital transactions	–		(0.01)		(0.28)
Accretion from common stock repurchases	–		–		0.01
Other (principally related to equity awards)	0.02		0.02		0.02
	(0.15)	(1.2)%	(0.03)	(0.2)%	(0.33)	(2.4)%
Book value per share of common stock,end of year	$11.42		$12.52		$12.47
Change in book value per share of common stock during the indicated year	$(1.10)	(8.8)%	$0.05	0.4%	$(1.11)	(8.2)%

*	For this presentation, 2013 dividend distributions in excess of earnings available to common stockholders excludes one-time effects of transactions to redeem then-outstanding preferred stock.

During 2015 and 2013, Capstead’s book value per common share declined primarily because portfolio valuations weakened as a result of higher interest rates and underperformance relative to interest rate swaps held for hedging purposes.  Book values were also negatively affected by dividend distributions in excess of available earnings and one-time costs associated with the 2013 redemption of high-rate preferred stock.

Nearly all of Capstead’s residential mortgage investments and all of its interest rate swap agreements are recorded at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per share of common stock (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock).  The Company’s borrowings, however, are not recorded at fair value on the balance sheet.  Fair value is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels, among other factors.  The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels generally within five years.  Because of these characteristics, the fair value of the Company’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to leveraged portfolios containing a significant amount of non-agency securities or longer-duration ARM and/or fixed-rate Agency Securities.

Newly Authorized $100 Million Common Stock Repurchase Program

On January 27, 2016 Capstead’s board of directors authorized the repurchase of up to $100 million in common stock when such repurchases are deemed appropriate relative to portfolio reinvestment options and liquidity needs.  Any repurchases made pursuant to the program will be made in the open market from time to time in accordance with and as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  In addition, the Company may enter into Rule 10b5-1 plans under which repurchases can be made. The authorization does not obligate the Company to acquire any particular amount of common stock and repurchases under the program and the program itself may be suspended or discontinued at the Company’s discretion without prior notice.  No shares were repurchased pursuant to this program as of February 26, 2016.

Preferred Equity Capital Issuances

During the year ended December 31, 2015, Capstead issued 538,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at an average price of $24.61, net of underwriting fees and other costs, for net proceeds of $13 million.  No shares were issued subsequent to year-end through February 26, 2016 pursuant to this program.  Additional amounts of equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods associated with the dissemination of important Company-specific news.

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

By focusing on investing in short-duration ARM Agency Securities, changes in fair value caused by changes in interest rates are typically relatively modest compared to changes in fair value of longer-duration ARM or fixed-rate assets.  Declines in fair value caused by increases in interest rates are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then-current interest rate environment.  This investment strategy positions the Company to benefit from potential recoveries in financing spreads that typically contract during periods of rising interest rates.

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the indicated periods (dollars in thousands):

	As of and for the year ended December 31
	2015	2014	2013
Residential mortgage investments, beginning of year	$13,908,104	$13,475,874	$13,860,158
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.47%, 2.44% and 2.28%, respectively	3,761,789	3,191,256	3,187,534
Investment premiums on acquisitions*	125,262	116,707	138,811
Portfolio runoff (principal amount)	(3,421,026)	(2,801,144)	(3,483,756)
Investment premium amortization*	(121,190)	(101,872)	(125,872)
Change in net unrealized gains on securities classified as available-for-sale	(98,202)	27,283	(101,001)
Residential mortgage investments, end of year	$14,154,737	$13,908,104	$13,475,874

*	Residential mortgage investments typically are acquired at a premium to the securities’ unpaid principal balances. Investment premiums are recognized in earnings as portfolio yield adjustments using the interest method over the estimated lives of the related investments. The single largest determinant in amortizing investment premiums is actual portfolio runoff (scheduled and unscheduled principal paydowns) for a given accounting period.

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  After consideration of any applicable initial fixed-rate periods, at December 31, 2015 approximately 88%, 7% and 5% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively.  Approximately 75% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at December 31, 2015 approximately 9% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 26 months.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

Capstead’s ARM holdings featured the following characteristics at December 31, 2015 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$4,281,626	2.38%	2.71%	1.71%	3.37%	9.64%	6.1
Freddie Mac Agency Securities	1,778,697	2.51	2.86	1.82	2.66	9.80	7.4
Ginnie Mae Agency Securities	1,898,650	2.41	2.17	1.51	1.07	8.40	6.9
Residential mortgage loans	2,661	3.39	2.77	2.04	1.59	10.98	4.8
(57% of total)	7,961,634	2.41	2.61	1.68	2.66	9.38	6.6
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,223,412	2.75	2.82	1.64	3.65	7.77	40.0
Freddie Mac Agency Securities	2,048,211	2.73	2.85	1.67	2.85	7.80	44.6
Ginnie Mae Agency Securities	1,763,116	2.82	2.16	1.51	1.04	7.87	42.0
(43% of total)	6,034,739	2.77	2.64	1.61	2.61	7.81	42.2
	$13,996,373	2.57	2.62	1.65	2.64	8.70	21.9

Gross WAC (rate paid by borrowers) (c)		3.17

(a)	Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses. At December 31, 2015, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.22. This table excludes $4 million in fixed-rate Agency Securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the underlying mortgage loans. As such, it is similar to the cash yield on the portfolio which is calculated using amortized cost basis. Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date. Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans. ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps. Additionally, some of the ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps. At year-end, 65% of current-reset ARMs were subject to periodic caps averaging 1.75%; 25% were subject to initial caps averaging 3.32%; 9% were subject to lifetime caps averaging 7.58%; and 1% were not subject to a cap. All longer-to-reset ARM securities at December 31, 2015 were subject to initial caps.

(c)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated date.

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

In August 2015 the Company began supplementing its borrowings under repurchase arrangements with advances from the FHLB of Cincinnati and as of December 31, 2015 these advances totaled $2.88 billion.  On January 12, 2016 the FHLB system regulator finalized rules originally proposed in 2014 that generally preclude captive insurers from remaining members beyond February 19, 2017 with transition rules that require outstanding advances to be repaid upon maturity or by that date.  In response to this action, the Company has reduced outstanding FHLB advances to $750 million as of February 26, 2016 and anticipates migrating remaining balances away from the FHLB by November 2016.  The Company’s ownership interest in FHLB stock held in connection with advance activity and totaling $60.0 million at December 31, 2015, is expected to be redeemed prior to December 31, 2016.

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 3.9 percent and ranged from 2.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at December 31, 2015.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $600 million of capital at risk with its lending counterparties at December 31, 2015.  The Company had capital at risk with the FHLB of Cincinnati of 7.0% at December 31, 2015.  The Company did not have capital at risk with any other counterparty exceeding 5.0% at December 31, 2015.

Secured borrowing rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings. Interest may be paid monthly or at the termination of a borrowing at which time the Company may enter into a new borrowing at prevailing haircuts and rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.  When the fair value of pledged securities declines due to changes in market conditions or the publishing of monthly security pay-down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.  Conversely, if collateral fair values increase, lenders are required to release collateral back to the Company pursuant to Company-issued margin calls.

As of December 31, 2015 the Company’s secured borrowings totaled $12.96 billion with 22 counterparties at average rates of 0.62%, before the effects of currently-paying interest rate swap agreements held as cash flow hedges and 0.85% including the effects of these derivatives. To help mitigate exposure to rising short-term interest rates, the Company uses pay-fixed, receive-variable interest rate swap agreements with two-year interest payment terms supplemented with longer-maturity secured borrowings, when available at attractive rates and terms.  Excluding $1.70 billion notional amount of swap agreements that expired January 4, 2016, at year-end the Company held $6.70 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the first quarter of 2018 and a weighted average expiration of 13 months.  Secured borrowings with remaining maturities of greater than six months totaled $1.55 billion at year-end with a weighted average remaining maturity of eight months.

After consideration of all portfolio financing-related swap positions entered into as of year-end, the Company’s residential mortgage investments and secured borrowings had estimated durations at December 31, 2015 of 11¾ and 8 months, for a net duration gap of approximately 3¾ months – see pages 21 and 22 under the caption “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-maturity secured borrowings, if available at attractive rates and terms.

Analysis of Quarterly Financing Spreads

Components of quarterly financing spreads on residential mortgage investments, a non-GAAP financial measure, and mortgage prepayment rates, were as follows for the indicated periods:

	2015				2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Yields on residential mortgage investments:(a)
Cash yields	2.44%	2.42%	2.41%	2.42%	2.43%	2.44%	2.46%	2.46%
Investment premium amortization	(0.81)	(0.99)	(0.95)	(0.72)	(0.77)	(0.84)	(0.75)	(0.67)
Adjusted yields	1.63	1.43	1.46	1.70	1.66	1.60	1.71	1.79
Secured borrowing rates:(b)
Unhedged borrowing rates	0.48	0.45	0.41	0.38	0.36	0.32	0.32	0.34
Fixed swap rates	0.62	0.57	0.55	0.53	0.51	0.50	0.49	0.50
Adjusted borrowing rates	0.73	0.69	0.62	0.59	0.56	0.51	0.49	0.49
Financing spreads on residential mortgage investments(c)	0.90	0.74	0.84	1.11	1.10	1.09	1.22	1.30
Annualized constant prepayment rate (“CPR”)	19.62	23.21	21.98	16.66	17.58	19.18	17.22	15.16

(a)	Cash yields are based on the cash component of interest income. Investment premium amortization is determined using the interest method which incorporates actual and anticipated future mortgage prepayments. Both are expressed as a percentage calculated on average amortized cost basis for the indicated periods.

(b)	Unhedged borrowing rates represent average rates on secured borrowings, before consideration of related currently-paying interest rate swap agreements held for portfolio hedging purposes.

Fixed swap rates represent the average fixed payment rates on currently-paying interest rate swap agreements held for portfolio hedging purposes and exclude differences between LIBOR-based variable receive rates on these swaps and unhedged borrowing rates, as well as the effects of any hedge ineffectiveness.  These factors averaged 24 and 18 basis points on the average currently-paying swap notional amounts outstanding during 2015 and 2014, respectively.

Adjusted borrowing rates reflect unhedged borrowing rates, fixed swap rates and the above-mentioned factors, calculated on average secured borrowings outstanding for the indicated periods.

(c)	See page 15 for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to its related GAAP financial measure, total financing spreads.

Cash yields began increasing during 2015 (after years of declines) primarily due to increases in the underlying indexes (principally one-year LIBOR) in anticipation of Federal Reserve action to increase short-term interest rates.  For example, one-year LIBOR increased 55 basis points during 2015 to 1.18% at December 31, 2015, with most of the increase occurring during the fourth quarter.  Portfolio yield adjustments for investment premium amortization are primarily driven by mortgage prepayment and investment premium levels.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the overall health of the housing markets as well as seasonal factors.  Mortgage prepayments began increasing in March of 2015 primarily as a result of lower mortgage rates available earlier in the year as well as seasonal factors, leading to higher investment premium amortization and lower yields during the second and third quarters of 2015.  Mortgage prepayment rates reached 23.93% CPR in July 2015 before beginning to subside, with December reported at 17.96% CPR.

Unhedged borrowing rates increased over the course of 2015, largely attributable to market conditions, including expectations for Federal Reserve action to raise short-term interest rates and more use of higher-rate, longer-maturity secured borrowings.  Fixed swap rates also increased during 2015 as expiring swap contracts were replaced at higher rates.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead’s investment strategy involves managing an appropriately leveraged portfolio of ARM Agency Securities that management believes can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates.  Secured borrowings generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently.  Consequently, potential liquidity inherent in the Company’s unencumbered residential mortgage investments is as important as the actual level of cash and cash equivalents carried on the balance sheet.  Potential liquidity is affected by, among other factors:

•	current portfolio leverage levels,
•	changes in market value of assets pledged and interest rate swap agreements held for hedging purposes as determined by lending and swap counterparties,
•	mortgage prepayment levels,
•	collateral requirements of lending and swap counterparties, and
•	general conditions in the commercial banking and mortgage finance industries.

Future levels of portfolio leverage will be dependent on many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”).  The Company’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of December 31, 2015 in comparison with December 31, 2014 (in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Balances as of December 31, 2015:
Residential mortgage investments	$14,154,737	$12,958,394	$1,196,343	$648,696
Cash collateral receivable from swap counterparties, net (c)			31,852	–
Other assets, net of other liabilities			168,115	54,185
			$1,396,310	$702,881	9.28:1
Balances as of December 31, 2014	$13,908,104	$12,806,843	$1,488,653	$753,575	8.60:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.

(b)	Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted financing arrangements considering management’s estimate of the fair value of residential mortgage investments held as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.

(c)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties, if applicable, and the fair value of interest rate swap positions as of the indicated date.

In order to efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund borrowing and interest rate swap margin calls under stressed market conditions, including margin calls resulting from monthly principal payments (remitted to the Company 20 to 45 days after any given month-end), as well as reasonably possible declines in the market value of pledged assets and swap positions.  Should market conditions deteriorate, management may reduce portfolio leverage and increase liquidity by raising new equity capital, selling mortgage securities and/or curtailing the replacement of portfolio runoff.  Additionally, the Company routinely does business with a large number of lending counterparties, which bolsters financial flexibility to address challenging market conditions and limits exposure to any individual counterparty.

At December 31, 2015 portfolio leverage increased from the prior year-end, primarily reflecting a decline in long-term investment capital attributed to lower unrealized portfolio gains.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Reconciliation of GAAP and non-GAAP Financing Spread Disclosures

Financing spreads on residential mortgage investments differ from total financing spreads, an all-inclusive GAAP measure, that is based on all interest-earning assets and liabilities.  Management believes presenting financing spreads on residential mortgage investments provides useful information for evaluating portfolio performance.  The following reconciles these measures for the indicated periods:

	2015				2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Financing spreads on residential mortgage investments	0.90%	0.74%	0.84%	1.11%	1.10%	1.09%	1.22%	1.30%
Impact of lower yields on other interest-earning assets*	(0.01)	(0.03)	(0.04)	(0.04)	(0.05)	(0.04)	(0.05)	(0.04)
Impact of higher borrowing rates on other interest-paying liabilities*	(0.06)	(0.05)	(0.06)	(0.06)	(0.07)	(0.06)	(0.07)	(0.07)
Total financing spreads	0.83	0.66	0.74	1.01	0.98	0.99	1.10	1.19

	2015	2014	2013	2012	2011
Financing spreads on residential mortgage investments	0.89%	1.17%	1.07%	1.38%	1.68%
Impact of lower yields on other interest-earning assets*	(0.03)	(0.05)	(0.04)	(0.06)	(0.04)
Impact of higher borrowing rates on other interest-paying liabilities*	(0.05)	(0.06)	(0.07)	(0.06)	(0.08)
Total financing spreads	0.81	1.06	0.96	1.26	1.56

*	Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of unsecured borrowings (at an average borrowing rate of 8.63% for 2015) and cash collateral payable to interest rate swap counterparties.

Tax Considerations of Capstead Common and Preferred Stock Dividends

Capstead’s common and preferred dividend distributions are generally characterized as ordinary income or nontaxable return of capital based on the relative amounts of the Company’s earnings and profits (taxable income, with certain prescribed adjustments) to total distributions applicable for a given tax year.  Total distributions are determined in accordance with the spillover distribution provisions of IRC 857(b)(9).  Under IRC 857(b)(9), REIT common dividends declared in the fourth quarter of a calendar year with a record date prior to year-end and a payable date in January of the following year will be included in total distributions in the year declared only to the extent of available earnings and profits.  As a result, such fourth quarter common dividends may be pro-rated between tax years or may not be taxable until the following year.  While REIT preferred dividends are subject to the same spillover provisions, proration between tax years usually results in 100% of such dividends being included in total distributions in the year declared.

In accordance with IRC 857(b)(9), $0.226769 of Capstead’s fourth quarter 2014 common dividend of $0.34 paid in January 2015 was taxable in 2014 and the remaining $0.113231 is subject to tax in 2015.  This spillover distribution, together with common dividend distributions paid with respect to the first three quarters of 2015 and preferred dividend distributions paid for all of 2015 exceeded the Company’s available earnings and profits for 2015.  Therefore, none of the $0.26 fourth quarter 2015 common dividend paid in January 2016 is taxable in 2015.

The 2015 common and preferred dividend distributions described above exceeded 2015 earnings and profits by $0.023792, representing 2.40% of total 2015 common distributions of $0.993231.  This nondividend distribution is characterized as return of capital and has been allocated on a pro rata basis to each 2015 common dividend distribution.  Remaining 2015 common dividend distributions totaling $0.969439 have been characterized as ordinary income.  Nondividend distributions characterized as return on capital reduce the tax basis of related shares and are nontaxable to the recipient unless return of capital distributions in aggregate exceed tax cost basis, in which case the excess is reportable as capital gain.

All preferred dividends taxable in 2015 have been characterized as ordinary income.  All common and preferred dividends taxable in 2014 and 2013 were characterized as ordinary income.  See the investor relations section of the Company’s website at www.capstead.com or www.capstead.reit for quarterly dividend characterization information for years 2000 through 2015.

If the Company was to realize gains on sales of assets, a portion of its dividends may be characterized as long-term capital gains, provided such gains exceed the Company’s $21 million in capital loss carryforwards that expire after 2019.  Any such capital gain distributions would be reported as long-term capital gains and would generally be taxed at lower rates than distributions of ordinary income.

Due to the complex nature of applicable tax rules, it is recommended that stockholders consult their tax advisors to ensure proper tax treatment of dividends received.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2015, Capstead did not have any off-balance sheet arrangements.  The Company’s contractual obligations at December 31, 2015 were as follows (in thousands):

	Payments Due by Period*
	Total	12 Months or Less	13 – 36 Months	37 – 60 Months	>Than 60 Months
Secured borrowings	$12,981,802	$12,880,578	$100,847	$265	$112
Unsecured borrowings	220,009	5,058	10,063	11,113	193,775
Interest rate swap agreements designated as cash flow hedges of:
Secured borrowings	11,591	11,591	–	–	–
Unsecured borrowings	29,662	2,418	4,863	3,738	18,643
Portfolio acquisitions settling subsequent to year-end	77,010	77,010	–	–	–
Corporate office lease	1,320	282	587	451	–
	$13,321,394	$12,976,937	$116,360	$15,567	$212,530

*	Secured borrowings include an interest component based on contractual rates in effect at year-end. Unsecured borrowings include an interest component based on market interest rate expectations as of year-end. Obligations under interest rate swap agreements are net of variable-rate payments owed to the Company under the agreements’ terms that are based on market interest rate expectations as of year-end.

RESULTS OF OPERATIONS

	Year ended December 31
	2015	2014	2013
Income statement data (in thousands, except per share data)
Interest income on residential mortgage investments (before investment premium amortization)	$337,179	$328,621	$341,009
Investment premium amortization	(121,190)	(101,872)	(125,872)
Related interest expense	(85,521)	(65,155)	(66,368)
	130,468	161,594	148,769
Other interest income (expense)	(8,113)	(8,173)	(8,165)
	122,355	153,421	140,604
Other revenue (expense):
Salaries and benefits	(4,392)	(4,112)	(3,962)
Short-term incentive compensation	(4,112)	(2,115)	(3,565)
Long-term incentive compensation	(1,696)	(2,075)	(1,814)
Other general and administrative expense	(4,798)	(4,157)	(4,476)
Miscellaneous other revenue (expense)	968	(142)	(300)
	(14,030)	(12,601)	(14,117)
Net income	$108,325	$140,820	$126,487
Net income per diluted common share	$0.97	$1.33	$0.93
Average diluted shares outstanding	95,701	95,629	95,393
Key operating statistics (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.42%	2.45%	2.52%
Investment premium amortization	(0.87)	(0.76)	(0.93)
Adjusted yields	1.55	1.69	1.59
Other interest-earning assets	0.13	0.08	0.10
Total average yields	1.52	1.64	1.55
Average borrowing rates:
Secured borrowings:
Unhedged borrowing rates	0.43	0.34	0.39
Fixed swap rates	0.57	0.50	0.62
Adjusted borrowing rates	0.66	0.52	0.52
Unsecured borrowings	8.63	8.68	8.69
Total average borrowing rates	0.71	0.58	0.59
Average financing spreads on residential mortgage investments, a non-GAAP financial measure *	0.89	1.17	1.07
Average total financing spreads	0.81	1.06	0.96
Average net yield on total interest-earning assets	0.86	1.11	1.01
Average CPR	20.37	17.28	21.45
Average balance information:
Residential mortgage investments (cost basis)	$13,923	$13,424	$13,551
Other interest-earning assets	265	398	336
Secured borrowings	13,048	12,651	12,703
Currently-paying swap agreements (notional amounts)	7,699	6,548	3,999
Unsecured borrowings **	98	98	98
Long-term investment capital (“LTIC”)	1,477	1,498	1,545
Portfolio leverage	8.83:1	8.45:1	8.22:1
Operating costs as a percentage of average LTIC	1.02%	0.83%	0.89%
Return on average LTIC	7.91	9.97	8.73
Return on average common equity capital	7.86	10.37	7.08

*	See page 15 for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to its related GAAP financial measure, total financing spreads.

**	Included in long-term investment capital and presented net of related investments in statutory trusts prior to dissolution in December 2013.

2015 Compared to 2014

Capstead’s net income totaled $108 million or $0.97 per diluted common share for the year ended December 31, 2015, compared to $141 million or $1.33 per diluted common share in 2014.  Earnings were lower in 2015 reflecting decreased net interest margins primarily as a result of higher investment premium amortization caused by higher mortgage prepayment levels, lower cash yields on the portfolio and higher borrowing costs.  Higher compensation as well as other general and administrative expenses also contributed to lower earnings in 2015.

Financing spreads on residential mortgage investments averaged 0.89% during 2015, compared to 1.17% reported for 2014.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes.  See page 15 for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to its related GAAP financial measure, total financing spreads.

Yields on residential mortgage investments averaged 1.55% during 2015, 14 basis points lower than yields reported for 2014.  Cash yields averaged 2.42% during 2015, three basis points lower than reported for 2014, primarily as a result of ARM loan coupon interest rates resetting lower to more current rates as well as lower coupon interest rates on acquisitions.  In large part due to market expectations for higher short-term interest rates, cash yields began increasing the latter half of 2015 reflecting increases during 2015 in the underlying indexes (principally one-year LIBOR) in anticipation of Federal Reserve action to increase short-term interest rates.  The yield adjustment for investment premium amortization averaged 87 basis points during 2015, 11 basis points higher than reported for 2014.  This increase is primarily the result of higher levels of mortgage prepayments in 2015 compared to prepayment levels experienced in 2014 which resulted in a $19 million increase in premium amortization.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets as well as seasonal factors.  Mortgage prepayments began increasing in March 2015 primarily as a result of lower mortgage rates then available as well as seasonal factors, leading to higher investment premium amortization and lower yields during the second and third quarters of 2015.  Mortgage prepayment rates reached 23.93% CPR in July 2015 before beginning to subside, with December 2015 reported at 17.96% CPR.

Secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes averaged 0.66% in 2015, 14 basis points higher than reported for 2014.  Unhedged borrowing rates accounted for most of the increase, with the remainder attributable to higher interest rate swap costs.  Market conditions, including expectations for Federal Reserve action to raise short-term interest rates, contributed to higher borrowing rates as well as greater use of higher-rate, longer-maturity secured borrowings. Swap costs were impacted by the expiration of older, lower-rate swaps and higher currently-paying swap balances (currently-paying swap balances averaged $7.70 billion in 2015, compared to $6.55 billion for the same period in 2014).  Note that fixed swap rates exclude differences between LIBOR-based variable-rate payments received on these swaps and designated 30- to 90-day unhedged borrowing rates, as well as the effects of hedge ineffectiveness.  These factors averaged 24 and 18 basis points on average currently-paying swap notional amounts outstanding during 2015 and 2014, respectively.  The larger impact of these factors in 2015 compared to the prior year was caused primarily by greater spreads between 30- to 90-day secured borrowing rates and one-month LIBOR rates.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Operating costs as a percentage of long-term investment capital averaged 1.02% for 2015, 19 basis points higher than reported for 2014 primarily because of higher compensation-related expenses, particularly costs associated with short-term incentive compensation programs.  As further described in NOTE 12 to the accompanying consolidated financial statements (included in Item 8 of this report), results under these programs are based in part on relative economic return performance metrics.  Economic return is defined as the change in book value per share of common stock plus common stock dividends declared divided by beginning book value per share.  Capstead’s 2015 economic return exceeded that of most of its mortgage REIT peers whereas this was not the case in 2014.

Miscellaneous other revenue increased in 2015 compared to 2014 primarily due to the inclusion of dividends on FHLB stock acquired by the Company beginning in August 2015 in connection with FHLB advance activity.

2014 Compared to 2013

Capstead’s net income totaled $141 million or $1.33 per diluted common share for the year ended December 31, 2014, compared to $126 million or $0.93 per diluted common share in 2013.  Net income per diluted common share for 2013 includes reductions in net income available to common stockholders totaling $0.23 pertaining to one-time effects of transactions to redeem then-outstanding preferred stock.  Earnings were higher in 2014 as a result of improved net interest margins primarily because of lower investment premium amortization caused by lower mortgage prepayment levels and slightly lower borrowing costs, partially offset by lower cash yields on the portfolio.  Lower short-term incentive compensation program costs also contributed to higher earnings in 2014.

Financing spreads on residential mortgage investments averaged 1.17% during 2014, compared to 1.07% reported for 2013.  See page 15 for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to its related GAAP financial measure, total financing spreads.

Yields on residential mortgage investments averaged 1.69% during 2014, ten basis points higher than yields reported for 2013.  Cash yields averaged 2.45% during 2014, seven basis points lower than in 2013 primarily as a result of ARM loan coupon interest rates resetting lower to rates then in effect as well as lower coupon interest rates on acquisitions.  The rate of decline in cash yields slowed in 2014 as more loans underlying the portfolio reset to fully-indexed levels.  The yield adjustment for investment premium amortization averaged 76 basis points during 2014, an improvement of 17 basis points over 2013.  Investment premium amortization declined by $24 million, as a result of a 4.17% CPR decline in mortgage prepayment rates to an average CPR of 17.28% for the year.  Lower mortgage prepayment levels were largely attributable to higher prevailing mortgage interest rates during 2014 compared to rates that were available during the first half of 2013, which made it less economically advantageous for borrowers to refinance.

Secured borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes, were lower by less than one basis point, averaging 0.52% during 2014.  Unhedged borrowing rates averaged 0.34% during 2014, five basis points lower than rates reported for 2013.  This decline in rates was realized even as the Company took advantage of healthy market conditions by securing $1.78 billion in 12- and 18-month secured borrowings at average rates of 0.56% during the latter half of 2014.  The benefits to adjusted borrowing rates from lower unhedged borrowing rates were largely negated by a greater percentage of swap agreements moving into current-pay status, even as average fixed swap rates declined from rates in effect during the prior year with the expiration of older, higher-rate swaps.  Currently-paying swap balances averaged $6.55 billion during 2014, compared to $4.00 billion for 2013.  Differences between LIBOR-based variable-rate payments received on swaps and designated 30- to 90-day unhedged borrowing rates, as well as the effects of any hedge ineffectiveness averaged 18 and 19 basis points during 2014 and 2013, respectively.

Operating costs as a percentage of long-term investment capital averaged 0.83% for 2014, six basis points lower than reported for 2013, primarily due to lower costs associated with short-term incentive compensation programs as the Company’s 2014 relative economic return performance trailed most of its mortgage REIT peers after having exceeded most peers in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are secured borrowings and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet. The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” on page 14 illustrates management’s estimate of additional funds potentially available to the Company as of December 31, 2015 and the accompanying discussion provides insight into the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

On January 27, 2016 Capstead’s board of directors authorized the repurchase of up to $100 million in common stock when such repurchases are deemed appropriate relative to portfolio reinvestment options and liquidity needs. No shares were repurchased pursuant to this program as of February 26, 2016.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed. In August 2015 the Company began supplementing its traditional borrowings with FHLB advances; however, in early 2016 the FHLB system regulator issued a ruling generally eliminating the mortgage REIT industry’s access to such advances. In response, the Company has migrated all but $750 million of its $2.88 billion of FHLB advances outstanding at year-end back to repurchase arrangements as of February 26, 2016 and anticipates migrating remaining balances away from the FHLB by November 2016. The Company’s ownership interest in FHLB stock held in connection with advance activity and totaling $60.0 million at December 31, 2015, is expected to be redeemed by December 31, 2016.

None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries. Secured borrowings totaled $12.96 billion at December 31, 2015, with $11.06 billion maturing within 90 days. Secured borrowings began the year at $12.81 billion and averaged $13.05 billion during 2015. Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses pay-fixed, receive-variable interest rate swap agreements with two-year interest payment terms supplemented with longer-maturity secured borrowings when available at attractive rates and terms. Excluding $1.70 billion notional amount of swap agreements that expired January 4, 2016, at year-end the Company held $6.70 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the first quarter of 2018 and a weighted average expiration of 13 months. Secured borrowings with remaining maturities of greater than six months totaled $1.55 billion at year-end with a weighted average remaining maturity of eight months. Relative to the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings, the Company entered into forward-starting swap agreements to effectively lock in lower fixed rates of interest on these borrowings. The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

During 2015, Capstead issued 538,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program for net proceeds of $13 million. Additional amounts of Series E preferred capital and new common equity capital may be raised in the future under continuous offering programs or by other means. Any such capital raising activity will be subject to market conditions such as pricing levels for these securities, capital deployment opportunities or needs, the status of stock repurchase programs, if applicable, as well as compliance with federal securities laws and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

Interest Rate Risk

Because Capstead’s residential mortgage investments consist almost entirely of Agency Securities, which are considered to have limited, if any, credit risk, interest rate risk is the primary market risk faced by the Company. Interest rate risk is highly sensitive to a number of factors, including economic conditions, government fiscal policy, central bank monetary policy and banking regulation. By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration ARM or fixed-rate assets. These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then-current interest rate environment. This strategy also positions the Company to benefit from potential recoveries in financing spreads that typically contract during periods of rising interest rates.

To further reduce exposure to higher short-term interest rates, the Company uses interest rate swap agreements that typically require interest payments for two-year terms, as well as longer-maturity secured borrowings, if available at attractive rates and terms. These transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments. After consideration of portfolio financing-related swap positions held to hedge changes in short-term interest rates, at December 31, 2015 the Company’s residential mortgage investments and secured borrowings had estimated durations of 11¾ and 8 months, respectively, for a net duration gap of approximately 3¾ months. The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings, if available at attractive rates and terms.

Capstead performs sensitivity analyses using a model to estimate the effects that specific interest rate changes can reasonably be expected to have on net interest margins and portfolio values. All investments, secured borrowings and related derivative financial instruments held are included in these analyses. For net interest margin modeling purposes, the model incorporates management’s assumptions for mortgage prepayment levels for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums and reinvesting portfolio runoff. These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior under normal market conditions unaffected by changes in market liquidity. For portfolio valuation modeling purposes, a static portfolio is assumed.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivative financial instruments at December 31, 2015 and 2014, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%
Projected 12-month percentage change in net interest margins: *
December 31, 2015	0.25-0.50%	2.27%	(9.2)%	(0.1)%	(5.3)%
December 31, 2014	<0.25	2.17	(21.5)	7.1	9.5

Projected percentage change in portfolio and related derivative values: *
December 31, 2015	0.25-0.50	2.27	0.1	(0.3)	(0.5)
December 31, 2014	<0.25	2.17	0.1	(0.2)	(0.3)

*	Sensitivity of net interest margins as well as portfolio and related derivative values to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month net interest margin change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices, if investments made will behave in the same fashion as assets currently held or if management will choose to replace runoff with such assets.

The projections for the 12-month percentage change in net interest margins at December 31, 2015 differ from the prior year for a number of reasons, including changes in portfolio leverage and composition of both the portfolio and interest rate swap/longer-dated secured borrowing positions at the indicated balance sheet dates, as well as timing differences associated with replacing expiring swaps and longer-dated secured borrowings at rates commensurate with the indicated rate scenarios.

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

Changes in interest rates, whether increases or decreases, may adversely affect Capstead’s liquidity, financial condition and earnings. Capstead’s earnings depend primarily on the difference between the interest received on its residential mortgage investments and the interest paid on its secured borrowings, net of the effect of derivatives held for hedging purposes. The Company finances its investments primarily at 30- to 90-day interest rates. Coupon interest rates on only a portion of the ARM loans underlying the Company’s securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan. Consequently, interest rates on secured borrowings not effectively fixed through the use of interest rate swap agreements can rise to levels that may exceed yields on these securities in a rising short-term interest rate environment. This can contribute to lower, or in more extreme circumstances, negative financing spreads and, therefore, adversely affect earnings. Because rising interest rates tend to put downward pressure on financial asset prices, Capstead may be presented with substantial margin calls during such periods, adversely affecting the Company’s liquidity. If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses. At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining secured borrowings, which could result in losses. In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

During periods of relatively low short-term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may adversely affect yields on the Company's ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected.

In January 2016, the Federal Housing Finance Agency (“FHFA”) issued regulations excluding captive insurance companies from membership in the FHLB, which could adversely impact Capstead’s liquidity, financial condition and earnings.  In August 2015 Capstead began obtaining FHLB advances through a captive insurance subsidiary. The FHFA is the federal regulator of the FHLB system as well as Fannie Mae and Freddie Mac. In September 2014 the FHFA published a notice of proposed rulemaking regarding, among other matters, membership eligibility of captive insurance companies in the FHLB system. Under the final rule Capstead Insurance LLC’s membership in the FHLB Cincinnati will be terminated by February 19, 2017 and outstanding advances are required to be repaid when due between now and that date with no opportunity to enter into additional advances during this period. A number of other industry participants are similarly affected. Additionally, FHLB advances to industry participants scheduled to mature beyond February 19, 2017 will generally be due and payable on that date. This loss of an increasingly significant industry counterparty could result in constraints in available borrowing capacity leading to deteriorating market conditions, which could adversely affect the Company’s liquidity, earnings and book value per common share.

Periods of illiquidity in the mortgage markets may reduce amounts available under secured borrowing arrangements due to declines in the perceived value of related collateral, which could adversely impact Capstead’s liquidity, financial condition and earnings. Capstead finances its residential mortgage investments by pledging them as collateral under uncommitted secured borrowing arrangements. The amount borrowed is limited to a percentage of the market value of the pledged collateral and is specified at the inception of the transaction. The portion of the pledged collateral held by or pledged to the lender in excess of the amount borrowed is referred to as margin collateral and the resulting margin percentage is required to be maintained throughout the term of the borrowing. If the perceived market value of the pledged collateral as determined by the Company’s lenders declines, the Company may be subject to margin calls wherein the lender requires the Company to pledge additional collateral to reestablish the agreed-upon margin percentage. Because market illiquidity tends to put downward pressure on asset prices, the Company may be presented with substantial margin calls during such periods. If the Company is unable or unwilling to pledge additional collateral, lenders can liquidate the collateral or seek other remedies, potentially under adverse market conditions, resulting in losses. At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining secured borrowings, which could result in losses. In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

Periods of illiquidity in the mortgage markets may reduce the number of counterparties willing to lend to the Company and/or the amounts individual counterparties are willing to lend, which could adversely affect the Company’s liquidity, financial condition and earnings. Capstead enters into secured borrowing arrangements with numerous commercial banks and other financial institutions, both foreign and domestic, routinely with maturities of 30 to 90 days. The Company’s ability to achieve its investment objectives depends on its ability to re-establish or roll maturing secured borrowings on a continuous basis and none of the Company’s counterparties are obligated to enter into new borrowing transactions at the conclusion of existing transactions. If a counterparty chooses not to roll a maturing borrowing, the Company must pay off the borrowing, generally with cash available from another secured borrowing arrangement entered into with another counterparty. If the Company determines that it does not have sufficient borrowing capacity with its remaining counterparties, it could be forced to sell assets under potentially adverse market conditions, which could result in losses. An industry-wide reduction in the availability of secured borrowings could adversely affect pricing levels for Agency Securities leading to further declines in the Company’s liquidity and book value per common share. Under these conditions, the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining borrowings, which could result in losses. In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

If Capstead is unable to negotiate favorable terms and conditions on future secured borrowings with one or more of the Company’s lending counterparties, the Company’s liquidity, financial condition and earnings could be adversely impacted. The terms and conditions of each secured borrowing arrangement are negotiated on a transaction-by-transaction basis. Key terms and conditions include interest rates, maturity dates, asset pricing procedures and margin requirements. The Company cannot assure investors that it will be able to continue to negotiate favorable terms and conditions on future secured borrowings. During periods of market illiquidity or due to perceived credit deterioration of the collateral pledged or the Company itself, a lender may require that less favorable asset pricing procedures be employed, margin requirements be increased and/or may choose to limit or completely curtail lending to the Company. Under these conditions, the Company may determine it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining secured borrowings, which could result in losses.

Capstead’s use of borrowings under repurchase arrangements may expose the Company to losses if a lending counterparty seeks bankruptcy protection, or otherwise defaults on its obligation to deliver pledged collateral back to the Company. Repurchase arrangements involve the sale and transfer of pledged collateral to the lending counterparty and a simultaneous agreement to repurchase the transferred assets at a future date. This may make it difficult for the Company to recover its pledged assets if a lender files for bankruptcy or otherwise fails to deliver pledged collateral back to the Company and subject the Company to losses to the extent of any margin amounts (pledged assets in excess of amounts borrowed) held by the lending counterparty.

Capstead’s use of borrowings under repurchase arrangements may give lending counterparties greater rights if the Company seeks bankruptcy protection, exposing the Company to losses. Borrowings under repurchase arrangements may qualify for special treatment under the U.S. Bankruptcy Code. If the Company files for bankruptcy, these lending counterparties could avoid the automatic stay provisions of the U.S. Bankruptcy Code and liquidate pledged collateral without delay, which could result in losses to the extent of any margin amounts held by the lending counterparties.

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

Monetary policy actions by the Federal Reserve could adversely affect Capstead’s liquidity, financial condition and earnings.  Since 2008 the Federal Reserve has employed a number of relatively unorthodox policy initiatives, most notably the purchase of U.S. Treasury securities and fixed-rate Agency Securities. This expansion of the Federal Reserve’s balance sheet is often referred to as quantitative easing or QE. The policy goals of the QE initiatives were to support Fannie Mae, Freddie Mac and the housing markets, and otherwise improve economic and labor market conditions by exerting downward pressure on longer term interest rates, including mortgage interest rates. The Federal Reserve ceased buying additional Treasury and Agency Securities in late 2014, while continuing to replace portfolio runoff and has indicated that it intends to eventually curtail replacing portfolio runoff when economic conditions allow.

In general, QE elevated pricing levels for Agency Securities resulting in lower yields on new purchases, lower mortgage interest rates and higher mortgage prepayment rates. The Company’s net interest margins, and therefore earnings, were adversely affected over time as existing, lower-cost portfolio was replaced with higher-cost, lower-yielding securities. See previous discussion regarding the negative effects of higher mortgage prepayment levels.

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

Potential changes in the relationship between the federal government and Fannie Mae and Freddie Mac could adversely affect Capstead’s liquidity, financial condition and earnings. Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest on these securities are guaranteed by Fannie Mae, Freddie Mac or by Ginnie Mae. Only the guarantee by Ginnie Mae is explicitly backed by the full faith and credit of the federal government. The high actual or perceived credit quality of Agency Securities allows the Company to finance its portfolio using secured borrowing arrangements with favorable interest rate terms and margin requirements that otherwise would not be available. As a result of deteriorating housing market conditions that began in 2007, Fannie Mae and Freddie Mac incurred substantial losses due to high levels of mortgagor defaults and in 2008 the FHFA placed Fannie Mae and Freddie Mac into conservatorship, allowing it to operate them without forcing them to liquidate. Additionally, the federal government, through the U.S. Treasury and the Federal Reserve, undertook other actions to provide financial support to these entities and the housing market, including the acquisition of large holdings of Agency Securities. These and other steps taken by the federal government were designed to support market stability and mortgage availability at favorable rates in part by providing additional confidence to investors in Agency Securities.

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

If Capstead fails to qualify as a REIT in any tax year, then:

•	the Company would be taxed as a regular domestic corporation, which, among other things, means that the Company would be unable to deduct dividends paid to its stockholders in computing taxable income and would be subject to federal income tax on its taxable income at regular corporate rates;
•	any resulting tax liability could be substantial and would reduce the cash available for distribution to stockholders;
•	the Company would not be required to make income distributions; and
•	unless Capstead were entitled to relief under applicable statutory provisions, the Company would be disqualified from treatment as a REIT for the subsequent four taxable years and, as a result, the Company’s cash available for distribution to stockholders would be reduced during these years.

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

Complying with REIT requirements may limit Capstead’s ability to hedge effectively. The REIT provisions of the Code may limit Capstead’s ability to hedge mortgage securities and related borrowings by requiring it to limit its income in each year from unqualified hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of gross income. In addition, the Company must limit its aggregate income from nonqualified hedging transactions, from providing certain services, and from other non-qualifying sources to not more than 5% of annual gross income. As a result, the Company may have to limit its use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than the Company would otherwise incur. If the Company were to violate the 25% or 5% limitations, it may have to pay a penalty tax equal to the amount of gross income in excess of those limitations, multiplied by a fraction intended to reflect the profitability of these transactions or activities. If the Company fails to satisfy the REIT gross income tests it could lose its REIT status for federal income tax purposes unless the failure was due to reasonable cause and not due to willful neglect.

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

Complying with REIT requirements may force Capstead to liquidate otherwise attractive investments. To qualify as a REIT, Capstead must also ensure that at the end of each calendar quarter at least 75% of the value of its assets consists of cash, cash items, United States government securities and qualified REIT real estate assets. The remainder of the Company's investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company's assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of its total securities can be represented by securities of one or more taxable REIT subsidiaries. Beginning in 2018 the threshold for this limitation is reduced to 20%. If the Company fails to comply with these requirements at the end of any calendar quarter, it must correct such failure within 30 days after the end of the calendar quarter to avoid losing its REIT status and suffering adverse tax consequences. As a result, the Company may be required to liquidate otherwise attractive investments.

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

Distributions payable by Capstead do not qualify for the reduced tax rates applicable to “qualified dividends”.  The maximum tax rate applicable to income from non-REIT corporate qualified dividends payable to domestic stockholders that are individuals, trusts or estates is currently 20%. Distributions of ordinary income payable by REITs, however, generally are not eligible for the reduced rates. Although this does not adversely affect the taxation of REITs or distributions payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of REIT stocks.

Capstead may be subject to adverse legislative or regulatory tax changes that could reduce the market price of the Company’s securities.  Federal income tax laws or the administrative interpretations of those laws can change at any time. Any such changes in laws or interpretations thereof may apply retroactively and could adversely affect Capstead or its stockholders. The Company cannot predict any impact on the value of its securities from adverse legislative or regulatory tax changes.

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

Failure to maintain an exemption from the Investment Company Act of 1940 would adversely affect Capstead’s results of operations. The Investment Company Act of 1940 (the “40 Act”) exempts from regulation as an investment company any entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Capstead believes that it conducts its business in a manner that allows the Company to avoid registration as an investment company under the 40 Act. For over 30 years, the staff of the SEC has interpreted the provisions of the 40 Act to require, among other things, a REIT to maintain at least 55% of its assets directly in qualifying real estate interests and at least 80% of its assets in real estate-related assets in order to be exempt from regulation as an investment company. Critical to the Company’s exemption from regulation as an investment company is the long-standing SEC staff interpretation that so-called whole loan mortgage securities, in which an investor holds all issued certificates with respect to an underlying pool of mortgage loans, constitute qualifying real estate interests for purposes of the staff’s 55% qualifying real estate interest requirement.

Conversely, so-called partial pool mortgage securities presently do not qualify for purposes of meeting the 55% requirement, although they are considered by the staff to be real estate-related assets for purposes of meeting the staff’s 80% real estate-related asset requirement.

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

Pursuant to Capstead’s charter, its board of directors has the ability to limit ownership of the Company's capital stock, to the extent necessary to preserve its REIT qualification. For the purpose of preserving Capstead’s REIT qualification, the Company’s charter gives the board the ability to repurchase outstanding shares of capital stock from existing stockholders if the directors determine in good faith that the concentration of ownership by such individuals, directly or indirectly, would cause the Company to fail to qualify or be disqualified as a REIT. Constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed constructively owned by one individual or entity. As a result, the acquisition of outstanding stock by an individual or entity could cause that individual or entity to own constructively a greater concentration of the Company's outstanding stock than is acceptable for REIT purposes, thereby giving the board the ability to repurchase any excess shares.

Because provisions contained in Maryland law and Capstead’s charter may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares.  Provisions contained in Capstead’s charter and Maryland general corporation law can delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for the Company's common stock or purchases of large blocks of the Company's common stock, thereby limiting the opportunities for its stockholders to receive a premium over then-prevailing market prices. These provisions include the following:

•	Repurchase rights – Repurchase rights granted to Capstead’s board in its charter limit related investors, including, among other things, any voting group, from owning common stock if the concentration owned would jeopardize the Company's REIT status.
•	Classification of preferred stock – Capstead’s charter authorizes the board to issue preferred stock and establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval and could have the effect of delaying or preventing someone from taking control of the Company.
•	Statutory provisions – Capstead is subject to provisions of Maryland statutory law that restrict business combinations with interested stockholders and restrict voting rights of certain shares acquired in control share acquisitions. The board has not taken any action to exempt the Company from these provisions.

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

There are risks associated with ownership of Capstead’s Series E preferred stock. Risks associated with ownership of the Company’s Series E preferred stock include:

•	Redemption rights – The Series E preferred stock is redeemable by the Company, in whole or in part, at any time on or after May 13, 2018, or pursuant to a Special Optional Redemption Right upon the occurrence of a Change of Control, as both terms are defined in the Series E Articles Supplementary, at a cash redemption price of $25.00 plus all accrued and unpaid dividends to, but not including, the date of redemption, which may be less than the prevailing market price for shares of the Series E preferred stock.
•	Limited conversion rights – Holders of shares of the Series E preferred stock may convert into shares of common stock only upon the occurrence of a Change of Control, and only if the Company does not exercise its Special Optional Redemption Right. Even if this were to occur, it may not be economically advantageous to convert based on then-existing conversion ratios and trading levels of the common stock.

•	Subordination – The Series E preferred stock is subordinate to all of the Company’s existing and future debt. None of the provisions relating to the Series E preferred stock limit the Company’s ability to incur future debt. Future debt may include restrictions on the Company’s ability to pay dividends on, redeem, or pay the liquidation preference on shares of the Series E preferred stock.
•	Dilution through issuance of additional shares of preferred stock – The Company’s charter currently authorizes the issuance of up to 100 million shares of preferred stock in one or more series. The issuance of additional preferred stock on parity with or senior to the Series E preferred stock would dilute the interests of Series E preferred stockholders, and could affect the Company’s ability to pay dividends on, redeem, or pay the liquidation preference on, the Series E preferred stock. None of the provisions relating to the Series E preferred stock limit the Company’s ability to issue additional preferred stock on parity with Series E preferred stock.
•	Limited voting rights – Voting rights as a holder of Series E preferred stock are limited. The Company’s common stock is currently the only class of stock carrying full voting rights. Voting rights for holders of shares of Series E preferred stock exist primarily with respect to (i) adverse changes in the terms of the Series E preferred stock, (ii) the creation of additional classes or series of preferred stock that are senior to the Series E preferred stock, and (iii) the non-payment of six quarterly Series E dividends (whether or not consecutive).

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

Mortgage prepayment expectations can change based on how current and projected changes in interest rates impact the economic attractiveness of mortgage refinance opportunities, if available, and other factors such as lending industry underwriting practices and capacity constraints, regulatory changes, borrower credit profiles and the health of the economy and housing markets. Management estimates future mortgage prepayments based on these factors and past experiences with specific investments within the portfolio. Should actual prepayment rates differ materially from these estimates, investment premiums would be expensed at a different pace.

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

The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of current and anticipated future 30- and 90-day secured borrowings and the 20-year floating-rate periods of unsecured borrowings. Variable-rate payments to be received on swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on related designated borrowings while fixed-rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments. See NOTE 7 to the consolidated financial statements (included under Item 8 of this report) and “Financial Condition – Residential Mortgage Investments” for additional information regarding the Company’s current use of derivatives and its related risk management policies.

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

We have audited the accompanying consolidated balance sheets of Capstead Mortgage Corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP
Dallas, Texas
February 26, 2016

Consolidated Balance Sheets

(In thousands, except pledged and per share amounts)

	December 31
	2015	2014
Assets
Residential mortgage investments ($13.54 and $13.48 billion pledged at December 31, 2015 and December 31, 2014, respectively)	$14,154,737	$13,908,104
Cash collateral receivable from interest rate swap counterparties	50,193	53,139
Interest rate swap agreements at fair value	7,720	1,657
Cash and cash equivalents	54,185	307,526
Receivables and other assets	179,531	116,525
	$14,446,366	$14,386,951
Liabilities
Secured borrowings	$12,958,394	$12,806,843
Interest rate swap agreements at fair value	26,061	27,034
Unsecured borrowings	97,986	97,882
Common stock dividend payable	25,979	34,054
Accounts payable and accrued expenses	39,622	30,367
	13,148,042	12,996,180
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized: 7.50% Cumulative Redeemable Preferred Stock, Series E,8,156 and 7,618 shares issued and outstanding ($203,902 and $190,454 aggregate liquidation preferences) at December 31, 2015 and December 31, 2014, respectively	197,172	183,936
Common stock - $0.01 par value; 250,000 shares authorized: 95,825 and 95,848 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	958	958
Paid-in capital	1,310,563	1,325,340
Accumulated deficit	(346,464)	(346,885)
Accumulated other comprehensive income	136,095	227,422
	1,298,324	1,390,771
	$14,446,366	$14,386,951

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year ended December 31
	2015	2014	2013
Interest income
Residential mortgage investments	$215,989	$226,749	$215,137
Other	341	315	322
	216,330	227,064	215,459
Interest expense
Secured borrowings	(85,521)	(65,155)	(66,368)
Unsecured borrowings	(8,454)	(8,488)	(8,736)
	(93,975)	(73,643)	(75,104)
	122,355	153,421	140,355
Other revenue (expense)
Salaries and benefits	(4,392)	(4,112)	(3,962)
Short-term incentive compensation	(4,112)	(2,115)	(3,565)
Long-term incentive compensation	(1,696)	(2,075)	(1,814)
Other general and administrative expense	(4,798)	(4,157)	(4,476)
Miscellaneous other revenue (expense)	968	(142)	(300)
	(14,030)	(12,601)	(14,117)

Income before equity in earnings of unconsolidated affiliates	108,325	140,820	126,238
Equity in earnings of unconsolidated affiliates	–	–	249
Net income	$108,325	$140,820	$126,487
Net income available to common stockholders
Net income	$108,325	$140,820	$126,487
Less preferred stock dividends	(15,160)	(13,781)	(17,536)
Less redemption preference premiums paid	–	–	(19,924)
	$93,165	$127,039	$89,027

Basic and diluted net income per common share	$0.97	$1.33	$0.93

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year ended December 31
	2015	2014	2013
Net income	$108,325	$140,820	$126,487

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	(98,202)	27,283	(101,001)
Amounts related to cash flow hedges:
Change in net unrealized gains (losses)	(21,675)	(41,059)	9,320
Reclassification adjustment for amounts included in net income	28,550	22,055	16,914
	(91,327)	8,279	(74,767)
Comprehensive income	$16,998	$149,099	$51,720

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2012	$188,992	$962	$1,367,199	$(353,938)	$293,910	$1,497,125
Net income	–	–	–	126,487	–	126,487
Change in unrealized gain on mortgage securities, net	–	–	–	–	(101,001)	(101,001)
Amounts related to cash flow hedges, net	–	–	–	–	26,234	26,234
Cash dividends:
Common – $1.24 per share	–	–	(13,830)	(104,932)	–	(118,762)
Preferred	–	–	–	(17,536)	–	(17,536)
Redemption of convertible preferred stock	(187,109)	–	(19,924)	–	–	(207,033)
Conversion of preferred stock	(1,883)	2	1,881	–	–	–
Issuance of Series E preferred stock	165,756	–	–	–	–	165,756
Other additions to capital	–	–	1,752	53	–	1,805
Common share repurchases	–	(6)	(7,286)	–	–	(7,292)
Balance at December 31, 2013	165,756	958	1,329,792	(349,866)	219,143	1,365,783
Net income	–	–	–	140,820	–	140,820
Change in unrealized gain on mortgage securities, net	–	–	–	–	27,283	27,283
Amounts related to cash flow hedges, net	–	–	–	–	(19,004)	(19,004)
Cash dividends:
Common – $1.36 per share	–	–	(6,365)	(124,058)	–	(130,423)
Preferred	–	–	–	(13,781)	–	(13,781)
Issuance of Series E preferred stock	18,180	–	–	–	–	18,180
Other additions to capital	–	–	1,913	–	–	1,913
Balance at December 31, 2014	183,936	958	1,325,340	(346,885)	227,422	1,390,771
Net income	–	–	–	108,325	–	108,325
Change in unrealized gain on mortgage securities, net	–	–	–	–	(98,202)	(98,202)
Amounts related to cash flow hedges, net	–	–	–	–	6,875	6,875
Cash dividends:
Common – $1.14 per share	–	–	(16,473)	(92,744)	–	(109,217)
Preferred	–	–	–	(15,160)	–	(15,160)
Issuance of Series E preferred stock	13,236	–	–	–	–	13,236
Other additions to capital	–	–	1,696	–	–	1,696
Balance at December 31, 2015	$197,172	$958	$1,310,563	$(346,464)	$136,095	$1,298,324

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31
	2015	2014	2013
Operating activities
Net income	$108,325	$140,820	$126,487
Noncash items:
Amortization of investment premiums	121,190	101,872	125,872
Amortization of equity-based awards	2,132	2,390	2,201
Other depreciation and amortization	109	137	162
Change in measureable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	(162)	76	(168)
Net change in receivables, other assets, accounts payable and accrued expenses	12,651	3,517	6,658
Net cash provided by operating activities	244,245	248,812	261,212
Investing activities
Purchases of residential mortgage investments	(3,887,051)	(3,307,963)	(3,326,345)
Interest receivable acquired with the purchase of residential mortgage investments	(5,494)	(5,313)	(5,559)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	3,419,867	2,785,337	3,516,634
Investment in Federal Home Loan Bank stock	(60,002)	–	–
Net cash (used in) provided by investing activities	(532,680)	(527,939)	184,730
Financing activities
Proceeds from repurchase arrangements and similar borrowings	111,006,967	128,594,880	136,909,245
Principal payments on repurchase arrangements and similar borrowings	(113,730,416)	(128,270,935)	(137,210,576)
Proceeds from other secured borrowings	5,425,000	–	–
Principal payments on other secured borrowings	(2,550,000)	–	–
Decrease (increase) in cash collateral receivable from interest rate swap counterparties	2,946	(27,637)	24,470
Cash paid to redeem convertible preferred shares	–	–	(207,033)
Common stock repurchases	–	–	(7,292)
Proceeds from issuance of preferred shares	13,266	18,180	165,756
Other capital stock transactions	(429)	(468)	(410)
Dividends paid	(132,240)	(140,723)	(132,191)
Net cash provided by (used in) financing activities	35,094	173,297	(458,031)
Net change in cash and cash equivalents	(253,341)	(105,830)	(12,089)
Cash and cash equivalents at beginning of year	307,526	413,356	425,445
Cash and cash equivalents at end of year	$54,185	$307,526	$413,356

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2015

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

NOTE 2 — ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Capstead Mortgage Corporation and its wholly-owned and majority-owned subsidiaries over which it exercises control.  Pursuant to variable interest entity (“VIE”) accounting principles, Capstead considers for consolidation any VIE in which it holds an interest.  The Company’s captive insurance subsidiary is considered a VIE for financial reporting purposes because Capstead has the obligation to absorb its losses and the right to receive its benefits, and, as Capstead is the primary beneficiary, the accounts of the captive insurance subsidiary are consolidated.  Common securities held by the Company in statutory trusts organized to issue unsecured borrowings (prior to the dissolution of these trusts in December 2013) were not considered variable interests at risk and were accounted for as investments in unconsolidated affiliates.  Investments in these unconsolidated affiliates were initially recorded at cost and subsequently adjusted for the Company’s equity in the affiliates’ earnings and cash contributions and distributions.  Intercompany balances and transactions are eliminated.

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

In April 2015 the Financial Accounting Standards Board issued ASU 2015-03, Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for periods beginning after December 15, 2015 but was early adopted by the Company on a retrospective basis at December 31, 2015.  The effect of this adoption reduced Receivables and other assets and Unsecured borrowings by the amortized deferred issuance cost balances at the indicated dates.

Use of Estimates

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

Amortization of investment premiums on financial assets is based in part on estimates of future levels of mortgage prepayments, which are impacted by future changes in interest rates and other factors.  Judgment is required in developing these estimates.  While the actual level of mortgage prepayments for a given accounting period is the single largest determinant in amortizing investment premiums, if expectations for future levels of mortgage prepayments increase substantially, earnings could be adversely affected.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash on hand and highly liquid investments with original maturities of three months or less when purchased.

Financial Assets

Capstead’s financial assets consist almost exclusively of Agency Securities classified as available-for-sale and carried at fair value with unrealized gains and losses reported as a separate component of Accumulated other comprehensive income.  Loans classified as held for investment or mortgage securities classified as held-to-maturity are recorded at amortized cost (unpaid principal balance, adjusted for unamortized investment premiums and discounts).  Interest is recorded as income when earned.  Investment premiums and discounts are recognized as adjustments to interest income by the interest method, generally over the expected life of the related financial assets.  Realized gains and losses from sales are recorded as a component of Other revenue (expense).  The specific identification method is used to determine the cost of financial assets sold.  Financial assets are reviewed for potential impairment at each balance sheet date.  Other-than-temporary impairments of investments in mortgage securities can occur with changes in the Company’s intent or ability to hold the mortgage securities until any declines in fair value are recovered and as a result of adverse changes in the financial condition of the issuer(s) such that a full recovery of cost basis is no longer expected.  The amount of any such other-than-temporary impairment for an investment in a mortgage security is measured by comparing the recorded amount of the security to its fair value.  Other-than-temporary impairment charges would be recorded as a component of Other revenue (expense) if the impairment results from changes in the Company’s intent or ability to hold the securities.  Should other-than-temporary impairment arise as a result of adverse changes in the financial condition of the issuer(s) without changing the Company’s intent and ability to hold the securities, the credit component of the impairment would be recorded as a component of Other revenue (expense) and with any remainder recorded as a component of Other comprehensive income.

Borrowings

In August 2015 Capstead began receiving advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati through a wholly-owned captive insurance subsidiary.  These advances are secured by Agency Securities, and together with repurchase arrangements and similar borrowings, are classified as Secured borrowings in the accompanying financial statements.

Secured borrowings in the form of repurchase arrangements create exposure to the potential for failure on the part of counterparties to honor their commitment to return pledged collateral.  In the event of a default by a repurchase arrangement counterparty, the Company may have difficulty recovering its collateral.  To mitigate this risk, the Company monitors the creditworthiness of its counterparties and manages its exposure to any single counterparty.

Capstead’s borrowings are carried at their principal balances outstanding net of related debt issuance costs and debt discounts, if applicable.  Debt issuance costs associated with Unsecured borrowings are recognized as adjustments to interest expense by the interest method over the term of these borrowings.

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

Derivatives create exposure to credit risk related to the potential for failure on the part of counterparties to honor their commitments.  In addition, the Company is required to post collateral based on any declines in the market value of the Derivatives.  In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the Derivative.  To mitigate this risk, the Company uses only well-established commercial banks as counterparties and, pursuant to recent regulatory changes, most Derivatives held at December 31, 2015 were entered into through Derivative exchanges established in part to mitigate credit risk.

Cash collateral receivable from interest rate swap counterparties, when present, represents cash remitted to swap counterparties to meet initial and ongoing margin requirements that are based on the fair value of these Derivatives, including related interest receivable or payable under the terms of the agreements.  The Company may also remit mortgage securities to certain of its swap counterparties to meet ongoing margin requirements.  Such mortgage securities, if any, are included in Residential mortgage investments.  Similarly, Cash collateral payable to interest rate swap counterparties, when present, represents cash received from counterparties to meet margin call requirements.  For presentation purposes, the Company does not offset individual counterparty collateral receivables (or payables) with the recorded fair value of related interest rate swap agreements pursuant to master netting arrangements.  In addition, gross unrealized gains on Derivatives (recorded as assets) are stated separately from gross unrealized losses (recorded as liabilities) without regard to counterparty.

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

Compensation costs for stock awards subject only to service conditions are measured at the closing stock price on the dates of grant and are recognized as expense on a straight-line basis over the requisite service periods for the awards, as adjusted for changes in estimated, and ultimately actual, forfeitures.  Compensation costs for components of stock awards and restricted stock units (“RSUs”) subject to nonmarket-based performance metrics (i.e. metrics not predicated on changes in the Company’s stock price), are measured at the closing stock price on the dates of grant, adjusted for the probability of achieving benchmarks included in the performance metrics.  These initial cost estimates are recognized as expense over the requisite performance periods, as adjusted for changes in estimated, and ultimately actual, forfeitures and performance.  Compensation costs for components of RSUs subject to market-based performance metrics are measured at the dates of grant using Monte Carlo simulations which incorporate into the valuations the inherent uncertainty regarding achieving the market-based performance metrics.  These initial valuation amounts are recognized as expense over the requisite performance periods, subject only to adjustments for forfeitures.

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

Dividend Classification

Capstead records common and preferred stock dividends in the Accumulated deficit component of Stockholders’ equity only to the extent of available earnings for the related period.  Any dividends declared in excess of available earnings are considered a return of capital for financial reporting purposes and are recorded as reductions of Paid-in capital.  The tax and financial reporting classification of dividends can differ primarily as a result of differences between taxable income attributable to a particular tax year and that year’s Net income and how such taxable income is allocated to dividends paid.

NOTE 3 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income, after (a) deducting dividends paid or accrued on preferred stock, (b) deducting any preferred stock redemption premiums paid and (c) allocating earnings to equity awards deemed to be participating securities pursuant to the two-class method, by the average number of shares of common stock outstanding, calculated excluding unvested stock awards.  Participating securities include unvested equity awards that contain non-forfeitable rights to dividends prior to vesting.

Diluted net income per common share is computed by dividing the numerator used to compute basic net income per common share (after adding back dividends on shares of convertible preferred stock prior to their redemption in June 2013 and when such shares were dilutive) by the denominator used to compute basic net income per common share, further adjusted for the dilutive effect, if any, of equity awards and shares of preferred stock when and if convertible into shares of common stock.  Shares of the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock are contingently convertible into shares of common stock only upon the occurrence of a change in control and therefore are not considered dilutive securities absent such an occurrence.  Any unvested equity awards that are deemed participating securities are included in the calculation of diluted net income per common share, if dilutive, under either the two-class method or the treasury stock method, depending upon which method produces the more dilutive result.  Components of the computation of basic and diluted net income per common share were as follows for the indicated periods (dollars in thousands, except per share amounts):

	Year ended December 31
	2015	2014	2013
Basic net income per common share
Numerator for basic net income per common share:
Net income	$108,325	$140,820	$126,487
Preferred stock dividends	(15,160)	(13,781)	(17,536)
Redemption preference premiums paid on convertible preferred stock	–	–	(19,924)
Earnings participation of unvested equity awards	(123)	(95)	(139)
	$93,042	$126,944	$88,888
Denominator for basic net income per common share:
Average number of shares of common stock outstanding	95,817	95,789	95,679
Average unvested stock awards outstanding	(308)	(398)	(506)
	95,509	95,391	95,173
	$0.97	$1.33	$0.93
Diluted net income per common share
Numerator for diluted net income per common share:
Numerator for basic net income per common share	$93,042	$126,944	$88,888
Dividends on dilutive convertible preferred stock	–	–	44
	$93,042	$126,944	$88,932
Denominator for diluted net income per common share:
Denominator for basic net income per common share	95,509	95,391	95,173
Net effect of dilutive equity awards	192	238	145
Net effect of dilutive convertible preferred stock	–	–	75
	95,701	95,629	95,393
	$0.97	$1.33	$0.93

Securities that could be potentially dilutive in the future that were not included in the computation of diluted net income per common share include 15,000, 15,000 and 273,000 anti-dilutive equity awards excludable under the treasury stock method for 2015, 2014 and 2013, respectively.

NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics were as follows as of the indicated dates (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
December 31, 2015
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$796	$2	$798	$799	6.61%	6.11%
ARMs	10,014,401	317,545	10,331,946	10,487,785	2.55	1.63
Ginnie Mae ARMs	3,542,541	119,225	3,661,766	3,660,455	2.61	1.30
	13,557,738	436,772	13,994,510	14,149,039	2.57	1.55
Residential mortgage loans:
Fixed-rate	1,155	1	1,156	1,156	6.76	5.12
ARMs	2,650	11	2,661	2,661	3.73	3.20
	3,805	12	3,817	3,817	4.65	3.83
Collateral for structured financings	1,850	31	1,881	1,881	8.12	7.81
	$13,563,393	$436,815	$14,000,208	$14,154,737	2.57	1.55
December 31, 2014
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$1,660	$4	$1,664	$1,665	6.63	6.45
ARMs	10,230,419	328,781	10,559,200	10,800,332	2.51	1.72
Ginnie Mae ARMs	2,983,659	103,911	3,087,570	3,099,168	2.63	1.53
	13,215,738	432,696	13,648,434	13,901,165	2.54	1.69
Residential mortgage loans:
Fixed-rate	1,848	2	1,850	1,850	6.96	5.46
ARMs	3,046	13	3,059	3,059	3.73	3.14
	4,894	15	4,909	4,909	4.95	3.97
Collateral for structured financings	1,997	33	2,030	2,030	8.11	7.62
	$13,222,629	$432,744	$13,655,373	$13,908,104	2.54	1.69

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.

(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the year then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of December 31, 2015, the average months to roll for the Company’s $7.96 billion (amortized cost basis) in current-reset ARM investments was 6.6 months while the average months to roll for the Company’s $6.04 billion (amortized cost basis) in longer-to-reset ARM investments was 42.2 months.

NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

To facilitate the issuance of Unsecured borrowings, in 2006 and 2005 Capstead formed and capitalized three Delaware statutory trusts through the issuance to the Company of the trusts’ common securities totaling $3.1 million.  In December 2013 the Company simplified its capital structure by dissolving the trusts and distributing the related junior subordinated notes (originally issued to the trusts by the Company) to the holders of the trusts’ common and preferred securities.  Prior to dissolution, the Company’s equity in the earnings of the trusts consisted solely of the common trust securities’ pro rata share in interest accruing on junior subordinated notes issued to the trusts.

NOTE 6 — SECURED BORROWINGS

Capstead pledges its Residential mortgage investments as collateral for secured borrowings primarily in the form of repurchase arrangements with commercial banks and other financial institutions.  In August 2015 the Company began supplementing its borrowings under repurchase arrangements with advances from the FHLB of Cincinnati (collectively referred to as “counterparties” or “lending counterparties”).  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financings.  The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.  FHLB advances differ from repurchase arrangements in that Capstead pledges collateral to the bank to secure each such advance rather than transferring ownership of the pledged collateral to the bank and simultaneously agreeing to repurchase the transferred assets at a future date.  On January 12, 2016 the FHLB system regulator finalized rules originally proposed in 2014 that generally preclude captive insurers from remaining members beyond February 19, 2017 with transition rules that require outstanding advances to be repaid upon maturity or by that date.  In response to this action, the Company has reduced outstanding FHLB advances to $750 million as of February 26, 2016 and anticipates migrating remaining balances away from the FHLB by November 2016.  The Company’s ownership interest in FHLB stock held in connection with advance activity and totaling $60.0 million at December 31, 2015, is expected to be redeemed by December 31, 2016.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
December 31, 2015
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$9,080,363	$18,504	$8,585,336	0.67%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	423,710	861	346,177	0.63
Agency Securities (greater than 90 days)	1,073,254	2,519	1,150,000	0.75
Similar borrowings:
Collateral for structured financings	1,881	–	1,881	8.12
	10,579,208	21,884	10,083,394
FHLB advances	2,956,908	11,422	2,875,000	0.43
	$13,536,116	$33,306	$12,958,394	0.62
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.85
December 31, 2014
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$10,401,080	$24,045	$9,878,889	0.35%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	1,205,570	2,248	1,150,924	0.35
Agency Securities (greater than 90 days)	1,874,892	4,640	1,775,000	0.56
Similar borrowings:
Collateral for structured financings	2,030	–	2,030	8.11
	$13,483,572	$30,933	$12,806,843	0.38
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.58

Average secured borrowings outstanding differed from respective year-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Year ended December 31
	2015		2014
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives held as cash flow hedges for the indicated years	$13,047,509	0.66%	$12,651,061	0.52%

Interest paid on Secured borrowings, including related Derivative cash flows, totaled $79.1 million, $59.7 million and $71.1 million during 2015, 2014 and 2013, respectively.

NOTE 7 — USE OF DERIVATIVES, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

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

During 2015 Capstead entered into swap agreements with notional amounts of $3.60 billion.  These swap agreements require fixed-rate interest payments averaging 0.77% for two-year periods commencing on various dates between January 2015 and January 2016.  Also during 2015, $2.90 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.47% matured.  At December 31, 2015, the Company’s financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Currently-paying contracts:
First quarter 2016 (expired January 4, 2016)	$1,700,000	0.51%
Second quarter 2016	1,100,000	0.47
Third quarter 2016	700,000	0.56
Fourth quarter 2016	800,000	0.66
First quarter 2017	1,000,000	0.72
Second quarter 2017	900,000	0.74
Third quarter 2017	400,000	0.74
Fourth quarter 2017	1,500,000	0.79
	8,100,000
Forward-starting contracts:
First quarter 2018	300,000	0.92
	$8,400,000

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

Interest rate swap agreements are measured at fair value on a recurring basis primarily using Level Two Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  In determining fair value estimates for these Derivatives, Capstead utilizes the standard methodology of netting the discounted future fixed cash payments and the discounted future variable cash receipts which are based on expected future interest rates derived from observable market interest rate curves.  The related net interest payable at the balance sheet date is recorded separately.  The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining fair value.  In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation.  The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	December 31
	Location	2015	2014
Balance sheet-related
Swap agreements in a gain position (an asset) related to
Secured borrowings	(a)	$7,720	$1,657
Swap agreements in a loss position (a liability) related to:
Secured borrowings	(a)	(1,051)	(6,332)
Unsecured borrowings	(a)	(25,010)	(20,702)
Related net interest payable	(b)	(10,942)	(9,516)
		$(29,283)	$(34,893)

(a)	The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability. The amount of unrealized losses scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates totaled $5.6 million at December 31, 2015.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Year ended December 31
	Net Income	2015	2014	2013
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions		$(28,550)	$(22,055)	$(16,914)
Amount of gain (loss) recognized (ineffective portion)		(924)	(473)	24
Increase in interest expense and decrease in Net income as a result of the use of Derivatives	*	$(29,474)	$(22,528)	$(16,890)
Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income (loss) (effective portion)		$(21,675)	$(41,059)	$9,320

*	Included in “Interest expense: Secured borrowings” on the face of the Statements of Income.

Capstead’s swap agreements and borrowings under repurchase arrangements are subject to master netting arrangements in the event of default on, or termination of, any one contract.  The Company finances its Residential mortgage investments primarily with borrowings under repurchase arrangements, which together with other collateralized borrowings, are classified as Secured borrowings in the accompanying financial statements.  The following tables provide disclosures concerning offsetting of financial liabilities and Derivatives as of the indicated dates (in thousands):

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet (a)		Net Amount
				Financial Instruments	Cash Collateral Received
December 31, 2015
Counterparty 2	$–	$23	$23	$(23)	$–	$–
Counterparty 4	4,758	2,939	7,697	(7,697)	–	–
	$4,758	$2,962	$7,720	$(7,720)	$–	$–

December 31, 2014
Counterparty 2	$–	$95	$95	$(95)	$–	$–
Counterparty 4	1,128	434	1,562	(1,562)	–	–
	$1,128	$529	$1,657	$(1,657)	$–	$–

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities (b)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet (a)	Gross Amounts Not Offset in the Balance Sheet (c)		Net Amount
				Financial Instruments	Cash Collateral Pledged
December 31, 2015
Derivatives by counterparty:
Counterparty 1	$26,311	$–	$26,311	$–	$(26,311)	$–
Counterparty 2	776	23	799	(23)	(776)	–
Counterparty 4	6,954	2,939	9,893	(7,697)	(2,196)	–
	34,041	2,962	37,003	(7,720)	(29,283)	–
Borrowings under repurchase arrangements	10,090,846	–	10,090,846	(10,090,846)	–	–
	$10,124,887	$2,962	$10,127,849	$(10,098,566)	$(29,283)	$–
December 31, 2014
Derivatives by counterparty:
Counterparty 1	$24,533	$–	$24,533	$–	$(24,533)	$–
Counterparty 2	4,042	95	4,137	(95)	(4,042)	–
Counterparty 3	736	–	736	–	(736)	–
Counterparty 4	6,710	434	7,144	(1,562)	(5,582)	–
	36,021	529	36,550	(1,657)	(34,893)	–
Borrowings under repurchase arrangements	12,812,947	–	12,812,947	(12,812,947)	–	–
	$12,848,968	$529	$12,849,497	$(12,814,604)	$(34,893)	$–

(a)	Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

(b)	Amounts include accrued interest of $10.9 million and $9.5 million on interest rate swap agreements and $9.3 million and $6.1 million on borrowings under repurchase arrangements, included in “Accounts payable and accrued expenses” on the face of the Balance Sheets as of December 31, 2015 and December 31, 2014, respectively.

(c)	Amounts presented are limited to recognized assets and collateral pledged associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

Changes in Accumulated other comprehensive income by component for the three years ended December 31, 2015 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2012	$(32,539)	$326,449	$293,910
Activity for the year ended December 31, 2013:
Other comprehensive income (loss) before reclassifications	9,320	(101,001)	(91,681)
Amounts reclassified from accumulated other comprehensive income	16,914	–	16,914
Other comprehensive income (loss)	26,234	(101,001)	(74,767)
Balance at December 31, 2013	(6,305)	225,448	219,143
Activity for the year ended December 31, 2014:
Other comprehensive income (loss) before reclassifications	(41,059)	27,283	(13,776)
Amounts reclassified from accumulated other comprehensive income	22,055	–	22,055
Other comprehensive income (loss)	(19,004)	27,283	8,279
Balance at December 31, 2014	(25,309)	252,731	227,422
Activity for the year ended December 31, 2015:
Other comprehensive income (loss) before reclassifications	(21,675)	(98,202)	(119,877)
Amounts reclassified from accumulated other comprehensive income	28,550	–	28,550
Other comprehensive income (loss)	6,875	(98,202)	(91,327)
Balance at December 31, 2015	$(18,434)	$154,529	$136,095

NOTE 8 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, for a total face amount of $100 million.  In 2015 the Company retrospectively adopted ASU 2015-03, which requires debt issuance costs to be recorded as direct deductions from the carrying amounts of the related liabilities, consistent with debt discounts.  Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for effects of related currently-paying Derivatives held as cash flow hedges) were as follows (dollars in thousands):

	December 31, 2015		December 31, 2014
	Borrowings Outstanding	Average Rate *	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,234	7.91%	$34,196	8.51%
December 2035 ($40,000 face amount)	39,244	7.68	39,202	8.64
September 2036 ($25,000 face amount)	24,508	8.96	24,484	8.97
	$97,986	8.08	$97,882	8.68

*	The average borrowing rate for total unsecured borrowings, adjusted for the effects of related Derivatives held for hedging purposes, will decline to 7.77% effective September 15, 2016, coinciding with the 20-year floating rate period of the September 2036 notes.

The notes maturing in October 2035 and December 2035 are currently redeemable, in whole or in part, without penalty, at the Company’s option.  The notes maturing in September 2036 are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016.  Related interest paid was $8.4 million, $8.4 million, and $8.6 million during 2015, 2014, and 2013, respectively.

NOTE 9 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

This note provides fair value-related disclosures as of the indicated balance sheet dates for Capstead’s financial assets and liabilities, most of which are influenced by changes in, and market expectations for changes in, interest rates and market liquidity conditions, as well as other factors beyond the control of management.  With the exception of the fair value of lending counterparty investments, all fair values were determined using Level 2 Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  Lending counterparty investments are nonmarketable securities classified as assets for which Level 3 Inputs are used to determine fair value.  These assets consist primarily of FHLB stock and are considered strategic investments that are carried at cost and periodically valued and evaluated for impairment.  No impairment charges have been recorded relative to these investments and the Company’s cost basis is deemed to approximate fair value.

Residential mortgage investments, nearly all of which are mortgage securities classified as available-for-sale, are measured at fair value on a recurring basis.  In determining fair value estimates the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for secured borrowings, provided such pricing levels are considered indicative of actual market clearing transactions.  In determining fair value estimates for Secured borrowings with initial terms of greater than 120 days, the Company considers pricing levels indicated by lenders for entering into new transactions using similar pledged collateral with terms equal to the remaining terms of the these borrowings.  The Company considers current pricing for financial instruments with similar characteristics in determining fair value estimates for Unsecured borrowings prior to these borrowings’ initial redemption dates and subsequently bases fair value on discounted cash flows using Company estimates for market yields.  Excluded from these disclosures are financial instruments for which cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, which are valued using primarily Level 1 measurements, including Cash and cash equivalents, Cash collateral receivable from, or payable to, interest rate swap counterparties, receivables, payables and secured borrowings with initial terms of 120 days or less.  See NOTE 7 for information relative to the valuation of interest rate swap agreements.  Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Residential mortgage loans	$3,817	$3,900	$4,909	$5,000
Lending counterparty investments	65,002	65,002	5,000	5,000
Portfolio-related interest rate swap agreements	7,720	7,720	1,657	1,657
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	3,246,177	3,245,000	2,128,517	2,128,400
Unsecured borrowings	97,986	77,200	97,882	100,500
Interest rate swap agreements:
Portfolio-related	1,051	1,051	6,332	6,332
Unsecured borrowings-related	25,010	25,010	20,702	20,702

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
December 31, 2015
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,331,965	$166,794	$10,954	$10,487,805
Ginnie Mae	3,661,766	11,705	13,016	3,660,455
Residential mortgage securities classified as held-to-maturity	2,660	44	–	2,704
December 31, 2014
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	10,559,231	243,351	2,218	10,800,364
Ginnie Mae	3,087,570	16,755	5,157	3,099,168
Residential mortgage securities classified as held-to-maturity	3,663	124	–	3,787

	December 31, 2015		December 31, 2014
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$597,652	$4,259	$706,839	$5,320
Less than one year	4,468,844	19,711	1,095,724	2,055
	$5,066,496	$23,970	$1,802,563	$7,375

Capstead’s investment strategy involves managing a leveraged portfolio of relatively short-duration ARM Agency Securities and management expects these securities will be held until payoff absent a major shift in strategy or a severe contraction in the Company’s ability to obtain financing to support its portfolio.  Declines in fair value caused by increases in interest rates are typically modest for investments in short-duration ARM Agency Securities compared to investments in longer-duration ARM or fixed-rate assets.  These declines are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then-current interest rate environment.

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments were considered other-than-temporarily impaired at December 31, 2015.

NOTE 10 — INCOME TAXES

Capstead REIT and a subsidiary for which the Company has elected taxable REIT subsidiary status file separate tax returns in U.S. federal and state jurisdictions, where applicable.  Provided Capstead REIT remains qualified as a REIT and all its taxable income is distributed to stockholders within allowable time limits, no income taxes are due on this income.  Accordingly, no provision has been made for income taxes for Capstead REIT.  Taxable income, if any, of the Company’s taxable REIT subsidiary, which is largely dormant, is fully taxable and provision is made for any resulting income taxes.  The Company is no longer subject to examination and the related assessment of tax by federal, state, or local tax authorities for years before 2012, with the possible exception of certain information reporting and disclosure penalties with respect to earlier years.  Management believes any such amounts would not have a material adverse effect on the Company’s financial condition.

The Company’s effective tax rate differs substantially from statutory federal income tax rates primarily due to the benefit of Capstead REIT’s status as a REIT, along with other items affecting the Company’s effective tax rate as illustrated below for the indicated periods (in thousands):

	Year ended December 31
	2015	2014	2013
Income taxes computed at the federal statutory rate	$37,914	$49,287	$44,270
Benefit of REIT status	(37,913)	(49,283)	(44,270)
Income taxes computed on income of Capstead’s sole taxable REIT subsidiary	1	4	–
Change in net deferred income tax assets	(1)	(4)	1
Other	–	–	(1)
Income tax provision	$–	$–	$–

No income taxes were paid during 2015, 2014 or 2013.  At December 31, 2015 Capstead REIT had $20.8 million in net capital loss carryforwards that expire after 2019.  Significant components of the Company’s taxable REIT subsidiary’s deferred income tax assets and liabilities were as follows as of the indicated dates (in thousands):

	December 31
	2015	2014
Deferred income tax assets:
Alternative minimum tax credit (a)	$1,941	$1,941
Net operating loss carryforwards (b)	57	58
Other	20	20
	2,018	2,019
Deferred income tax liabilities	–	–
Net deferred tax assets	$2,018	$2,019
Valuation allowance (c)	$2,018	$2,019

(a)	Alternative minimum tax credit carryforwards can be utilized to offset payment of federal income taxes on future taxable income, if any, earned by this subsidiary, subject to certain limitations.

(b)	Excludes $3.5 million in remaining net operating loss carryforwards which expire beginning after 2019. Should these carryforwards be utilized, they will be excluded for purposes of calculating the Company’s provision for income taxes. Any such utilization will, however, reduce actual taxes payable.

(c)	Because this subsidiary is not expected to earn significant amounts of taxable income, related net deferred tax assets are fully reserved at December 31, 2015.

NOTE 11 — STOCKHOLDERS’ EQUITY

On January 27, 2016 Capstead’s board of directors authorized the repurchase of up to $100 million in common stock when such repurchases are deemed appropriate relative to portfolio reinvestment options and liquidity needs.  Any repurchases made pursuant to the program will be made in the open market from time to time in accordance with and as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  In addition, the Company may enter into Rule 10b5-1 plans under which repurchases can be made. The authorization does not obligate the Company to acquire any particular amount of common stock and repurchases under the program and the program itself may be suspended or discontinued at the Company’s discretion without prior notice.  No shares were repurchased pursuant to this program as of February 26, 2016.

During 2015, 2014 and 2013, additions to common equity capital related to equity-based awards to directors and employees totaled $1.7 million, $1.9 million and $1.8 million, respectively, consisting primarily of amounts related to stock awards and also including net proceeds from the exercise of option awards.  See NOTE 12 for further information pertaining to long-term equity-based awards.

In May 2013 Capstead completed a public offering of 6.8 million shares ($170.0 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference of $25.00 per share.  Shares of the Series E preferred stock are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends, on or after May 13, 2018.  Proceeds of the offering after underwriting fees and other costs totaled $164.3 million and together with $42.7 million of cash on hand were used to fund the June 2013 redemption of the Company’s then-outstanding convertible preferred stock.  The shares of the convertible preferred stock that were redeemed had redemption preferences aggregating $207.0 million, a total of $19.9 million in excess of these shares’ recorded amounts on the balance sheet.  This redemption preference premium is reflected as a $0.21 per common share reduction in net income available to common stockholders for the year ended December 31, 2013.

In late 2013 Capstead began issuing additional shares of 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program.  Shares of Series E preferred stock issued under this program, issue prices and proceeds, both presented net of underwriting fees and other costs were as follows for the indicated periods:

Year Ended December 31,	Shares	Net Issue Price	Net Proceeds
2015	538,000	$24.61	$13,236,000
2014	757,000	24.01	18,180,000
2013	61,000	23.78	1,447,000

Capstead’s charter provides that if its board of directors determines in good faith that the direct or indirect ownership of shares of the Company’s common stock has become concentrated to an extent which would cause Capstead REIT to fail to qualify as a REIT, the Company may redeem or repurchase, at fair market value, any number of shares of common or preferred stock sufficient to maintain or bring such ownership into conformity with the Code.  In addition, the Company may refuse to transfer or issue shares of common or preferred stock to any person whose ownership of such shares would result in Capstead REIT being unable to comply with the requirements of the Code.  Finally, the charter provides that the Company may redeem or refuse to transfer any of its shares to prevent the imposition of a penalty tax as a result of ownership of such shares by certain disqualified organizations, including governmental bodies and tax-exempt entities that are not subject to tax on unrelated business taxable income.

NOTE 12 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) is responsible for establishing, implementing, and monitoring the Company’s compensation program and practices.  In 2013 the Committee implemented largely nondiscretionary and formulaic, target-based incentive compensation programs for key executives.  These programs utilize multiple pre-established performance goals (referred to as “metrics”) and defined threshold, target and maximum award amounts determined by reference to established percentages of base salaries.  Prior to granting awards, the Committee reviews the Company’s programs, implementing any desired changes in performance metrics and the composition of mortgage REIT industry peer groups used for relative performance metric measurement purposes, as well as establishing each executive’s targeted award opportunity.

Equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan, approved by stockholders in May 2014.  At December 31, 2015, this plan had 4,397,739 shares of common stock remaining available for future issuances.

Short-Term Incentive Compensation Programs

Under the provisions of Capstead’s annual incentive compensation program, each participating executive has an overall target award opportunity equal to 125% of base salary.  Awards are earned based on (a) relative and absolute economic return (change in book value per share of common stock plus common stock dividends divided by beginning book value per share), (b) relative operating cost efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), and (c) attainment of stated individual goals and objectives.  Each performance metric is assigned a weighting and performance relative to each metric is calculated separately.  No awards can be earned for performance below defined threshold return levels and awards are capped for performance above defined maximum return levels.  Included in Accounts payable and accrued expenses at December 31, 2015 are annual incentive compensation accruals for participating executives, together with discretionary accruals for all other employees, totaling $3.4 million.  Recognized in Short-term incentive compensation are $3.4 million, $1.2 million and $2.8 million related to annual incentive compensation for all employees during 2015, 2014 and 2013, respectively.

The Committee administers an additional performance-based short-term incentive compensation program for key executives that provides for quarterly cash payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting shares of common stock (“Dividend Equivalent Rights” or “DERs”).  DERs only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  In April 2015 the Committee issued 90,000 DERs to a new executive and 90,000 DERs were forfeited by a departing executive.  Included in Accounts payable and accrued expenses are fourth quarter 2015 DERs distribution amounts totaling $170,000 that were paid in January 2016.  Recognized in Short-term incentive compensation are $746,000, $889,000 and $811,000 related to 654,000 outstanding DERs during 2015, 2014 and 2013, respectively.

In February 2016 the Committee modified the relative weightings of the various metrics in the annual incentive compensation program for 2016 primarily to place more emphasis on absolute economic return at adjusted threshold, target and maximum return levels, while decreasing other relative weightings.  Additionally, maximum payout percentages related to achieving or exceeding individual goals and objectives were increased and the term of outstanding DERs was extended to December 31, 2016.

Long-term Equity-based Awards – Performance-based RSUs

Capstead’s performance-based long-term incentive compensation program for key executives provides for the grant of performance-based RSUs that are convertible into shares of common stock following three-year performance periods, contingent upon whether, and to what extent, defined performance levels established for certain relative and absolute return performance metrics are met or exceeded.  The relative return metrics measure the Company’s performance on the basis of relative economic return and relative total stockholder return (change in stock price plus reinvested dividends).  The absolute economic return metric measures performance against defined return levels.  For conversion purposes, each performance metric is assigned a weighting and the Company’s performance relative to each metric is calculated separately.  The actual number of shares of common stock the units can convert into for each of the metrics, if any, can range from one-half of a share per unit if that metric’s threshold level of performance is met, to two shares per unit if the related maximum level of performance is met or exceeded, adjusted for the weighting assigned to the metric.  If a metric’s threshold performance level is not met, no shares are issuable under that metric.  Dividends accrue from the date of grant and will be paid in cash when the units convert into shares of common stock based on the number of shares ultimately issued, if any.

Pursuant to this program, in February 2016, January 2015 and December 2013 the Committee granted 269,354, 247,512 and 242,505 RSUs with three-year performance periods ending December 31, 2018, 2017 and 2016, respectively.  Related initial grant date fair values of $8.03, $8.83 and $12.45 were assigned to each unit, respectively.  Due to lowered expectations for attainment of certain nonmarket-based performance metrics, since issuance the three-year compensation cost estimate associated with the December 2013 grant has been reduced twice, once in 2015 and once in 2014, to $5.66 per unit. With the 2015 departure of a participating executive, 37,199 and 36,467 RSUs issued in 2015 and 2013, respectively, were forfeited.  Recognized in Long-term incentive compensation is $818,000 and $582,000 in 2015 and 2014, respectively, related to these awards.  Included in Common Stock dividends payable at December 31, 2015 and 2014 are estimated dividends payable pertaining to these awards of $289,000 and $213,000, respectively.

Long-term Equity-based Awards – Stock Awards

Under a performance-based stock award program last utilized in 2012, the Committee granted common stock awards to all employees with staggered three-year vesting periods.  These awards vest if annualized returns in excess of established return levels are generated during three-year measurement periods.  Vesting can be deferred and a new three-year measurement period established to include the subsequent year, up to and including the seventh calendar year after the year of grant.  Any remaining unvested awards issued under this program will expire if the required returns are not generated for each award’s final three-year measurement period.  Grants under this program for 125,221, 114,423 and 121,026 shares vested during 2015, 2014 and 2013, respectively.  Average grant date fair values for these grants were $12.58, $13.31 and $12.01, respectively.  Grants for another 118,784 shares with an average grant date fair value of $12.17 vested in January 2016 pertaining to initial measurement periods ending December 31, 2015.  Remaining grants for 62,137 shares with average grant date fair values of $11.67 are scheduled to vest in February 2017, assuming performance criteria and service conditions are met.

In February 2016 the Committee granted service-based stock awards for 67,337 shares of common stock with a grant date fair value of $9.32 per share to key executives.  These awards vest in February 2019 assuming service conditions are met.  In January 2016 and December of 2014 and 2013, respectively, the Committee granted service-based stock awards for 61,272, 37,237 and 35,703 shares of common stock with grant date fair values of $7.87, $12.47 and $12.34 per share to employees not awarded RSUs.  These awards vest in January of 2019, 2018 and 2017, respectively, assuming service conditions are met.

As a component of the Company’s director compensation program, directors are granted common stock awards annually upon election or re-election to the board of directors that vest approximately one year from issuance.  In July 2015, director common stock awards for a total of 35,000 shares granted in July 2014 with a grant date fair value of $13.16 per share vested and new awards, also for a total of 35,000 shares, with a grant date fair value of $11.41 per share were granted that will vest on July 15, 2016.

Performance-based and service-based stock award activity for the year ended December 31, 2015 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock awards outstanding at December 31, 2014	436,581	$12.29
Grants	35,000	11.41
Forfeitures	(22,499)	12.00
Vestings	(160,221)	12.71
Unvested stock awards outstanding at December 31, 2015	288,861	11.98

During 2015, 2014 and 2013, the Company recognized in Long-term incentive compensation $878,000, $1.5 million and $1.8 million, respectively, related to amortization of the grant date fair value of employee performance-based and service-based stock awards.  The amounts amortized for these periods assumed that absolute return performance metrics, if applicable, would continue to be met for related initial measurement periods.  In addition, the Company recognized in Other general and administrative expense $436,000, $315,000 and $387,000 related to amortization of the grant date fair value of service-based director stock awards during 2015, 2014 and 2013, respectively.  Unrecognized compensation expense for unvested stock awards totaled $953,000 as of December 31, 2015, to be expensed over a weighted average period of 1.3 years (assumes minimal employee and director attrition and, if applicable, absolute return performance metrics being met for related initial measurement periods).

Service-based stock awards issued to employees not awarded RSUs and to directors receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Outstanding performance-based stock awards and stock awards issued to key executives defer the payment of dividends accruing between the grant dates and the end of related performance or service periods.  If these awards do not vest, the related accrued dividends will be forfeited.  Included in Common stock dividend payable at December 31, 2015 and 2014 are estimated dividends payable pertaining to these awards totaling $823,000 and $1.4 million, respectively.

Long-term Equity-based Awards – Option Awards

At December 31, 2015 option awards for 40,000 shares of common stock were outstanding with a weighted average strike price of $11.86. These awards are currently exercisable, have no aggregate intrinsic value and have a weighted average remaining contractual term of 2.5 years.  No option awards were exercised in 2015.  The total intrinsic value of option awards exercised during 2014 and 2013 was $67,000 and $26,000, respectively.  All outstanding option awards were granted prior to 2010, have ten-year contractual terms and were issued with strike prices equal to the closing market price of Capstead’s common stock on the dates of grant.  The fair value of these awards was estimated at that time using a Black-Scholes option pricing model and was expensed over the related vesting periods.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its executives.  In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s base salary and annual incentive compensation payments. The Company also makes discretionary contributions of up to another 3% of such compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements that have been met by nearly all of Capstead’s current employees.  During 2015, 2014 and 2013, the Company recognized in Salaries and benefits $391,000, $258,000 and $320,000 related to contributions to these plans, respectively.

NOTE 13 — QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly results of operations were as follows (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
Interest income on residential mortgage investments (before investment premium amortization)	$83,723	$83,398	$83,808	$86,250
Investment premium amortization	(25,078)	(33,057)	(34,323)	(28,732)
Related interest expense	(19,214)	(20,098)	(22,272)	(23,937)
	39,431	30,243	27,213	33,581
Other interest income (expense) *	(2,029)	(2,023)	(2,034)	(2,027)
Other revenue (expense) **	(3,445)	(3,276)	(4,112)	(3,197)
Net income	$33,957	$24,944	$21,067	$28,357

Basic and diluted net income per common share	$0.32	$0.22	$0.18	$0.26

Year Ended December 31, 2014
Interest income on residential mortgage investments (before investment premium amortization)	$81,733	$82,233	$82,146	$82,509
Investment premium amortization	(22,288)	(25,141)	(28,284)	(26,159)
Related interest expense	(15,407)	(15,542)	(16,099)	(18,107)
	44,038	41,550	37,763	38,243
Other interest income (expense) *	(2,061)	(2,045)	(2,044)	(2,023)
Other revenue (expense) **	(3,586)	(2,941)	(3,328)	(2,746)
Net income	$38,391	$36,564	$32,391	$33,474

Basic and diluted net income per common share	$0.37	$0.35	$0.30	$0.31

*	Consists principally of interest on unsecured borrowings.

**	Consists of general and administrative expenses, including compensation-related costs, and miscellaneous other revenue (expenses).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Reports on Corporate Governance and
Report of Independent Registered Public Accounting Firm

Report of Management on Effectiveness of Internal Control
Over Financial Reporting

Management of Capstead is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”).  Based on our evaluation under the COSO framework, it is management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Capstead’s independent registered public accounting firm, Ernst & Young, LLP, has issued a report on the Company’s internal control over financial reporting, which is included in this Annual Report.

Report of Management on Evaluation of Disclosure Controls and Procedures

Management of Capstead, with participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of December 31, 2015.  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Related Certifications by Management

Certifications by the CEO and CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 pertaining to the completeness and fairness of the information contained in Capstead’s annual report on Form 10-K for the year ended December 31, 2015 and the Company’s system of internal controls over financial reporting and disclosure controls and procedures are included as exhibits to the annual report on Form 10-K.  This report, as well as the Company’s other filings with the Securities and Exchange Commission, are available free of charge on the Company’s website at www.capstead.com or www.capstead.reit.

On May 28, 2015 Capstead’s CEO certified, pursuant to Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, that he was not aware of any violation by the Company of NYSE corporate governance listing standards.  This certification is made annually with the NYSE within thirty days after the Company’s annual meeting of stockholders.

Report of Independent Registered Public Accounting Firm on
Audit of Internal Control Over Financial Reporting

Stockholders and Board of Directors
Capstead Mortgage Corporation

We have audited Capstead Mortgage Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Management of Capstead Mortgage Corporation (the “Company”) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of the Company, and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP
Dallas, Texas
February 26, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to Capstead’s 2015 definitive Proxy Statement under the captions “Proposal Number One – Election of Directors,” “Board of Directors and Committee Information,” “Stockholder Procedures for Director Candidate Recommendations,” “Executive Officers,” “Audit Committee” and “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the SEC within 120 days of December 31, 2015.

Capstead has adopted its Code of Business Conduct and Ethics that applies to all directors, officers and employees, and its Financial Officer Code of Conduct that applies to its chief executive officer, chief financial officer and other officers with a role in the Company’s financial accounting and reporting process.  These codes and waivers thereto, if any, are available on the Company’s website at www.capstead.com or www.capstead.reit.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to Capstead’s 2016 definitive Proxy Statement under the captions “Board of Directors and Committee Information” and “Executive Compensation,” to be filed with the SEC within 120 days of December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to Capstead’s 2015 definitive Proxy Statement under the captions “Equity Compensation Plans” and “Security Ownership of Management and Certain Beneficial Owners,” to be filed with the SEC within 120 days of December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to Capstead’s 2015 definitive Proxy Statement under the caption “Related Person Transactions,” to be filed with the SEC within 120 days of December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to Capstead’s 2015 definitive Proxy Statement under the caption “Proposal Three – Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm,” to be filed with the SEC within 120 days of December 31, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	The consolidated financial statements of Capstead, together with the independent registered public accounting firm’s report thereon, are set forth on pages 34 through 60 of this report under Item 8 – “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules – All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable or have been omitted because the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

3.	Exhibits:

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(6)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(7)
10.04	Second Amended and Restated Incentive Bonus Plan.(8)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	Form of nonqualified stock option and stock award agreements for employees with service conditions.(5)
10.07	Form of stock award agreements for employees with performance conditions.(9)
10.08	Form of stock award agreements for employees with performance conditions and deferral of dividends.(10)
10.09	2013 Annual Incentive Plan (short-term).(11)
10.10	2014 Annual Incentive Compensation Program (short-term).(3)
10.11	2014 Long-Term Award Criteria, as corrected.(3)
10.12	Form of performance unit agreement.(12)
10.13	2016 Annual Incentive Compensation Program.(13)
10.14	Form of restricted stock agreement for employees. (13)
10.15	2016 Long-Term Performance Unit Award Criteria. (13)

10.16	Form of performance unit agreement for employees. (13)
10.17	Sales agreement, dated November 12, 2013, by and between the Company and its continuous offering program sales manager.(14)
10.18	Sales agreement, dated January 23, 2015, by and between the Company and and its continuous offering program sales manager.(15)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 5, 2011, for the event dated May 4, 2011.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2008.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2010.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on October 23, 2013 for the event dated October 21, 2013.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 6, 2015, for the event dated January 2, 2015.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 4, 2016, for the event dated February 1, 2016.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on November 13, 2013, for the event dated November 12, 2013.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 29, 2015, for the event dated January 23, 2015.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstead has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: February 26, 2016	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: February 26, 2016	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ JACK BIEGLER	Chairman and Director	February 16, 2016
Jack Biegler

/s/ JOHN L. BERNARD	Director	February 16, 2016
John L. (Jack) Bernard

/s/ MICHELLE P. GOOLSBY	Director	February 16, 2016
Michelle P. Goolsby

/s/ ANDREW F. JACOBS	President, Chief Executive Officer and Director	February 15, 2016
Andrew F. Jacobs

/s/ GARY KEISER	Director	February 16, 2016
Gary Keiser

/s/ CHRISTOPHER W. MAHOWALD	Director	February 24, 2016
Christopher W. Mahowald

/s/ MICHAEL G. O’NEIL	Director	February 16, 2016
Michael G. O’Neil

/s/ MARK S. WHITING	Director	February 16, 2016
Mark S. Whiting

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(6)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan. (7)
10.04	Second Amended and Restated Incentive Bonus Plan.(8)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	Form of nonqualified stock option and stock award agreements for employees with service conditions.(5)
10.07	Form of stock award agreements for employees with performance conditions.(9)
10.08	Form of stock award agreements for employees with performance conditions and deferral of dividends.(10)
10.09	2013 Annual Incentive Plan (short-term).(11)
10.10	2014 Annual Incentive Compensation Program (short-term).(3)
10.11	2014 Long-Term Award Criteria, as corrected.(3)
10.12	Form of performance unit agreement.(12)
10.13	2016 Annual Incentive Compensation Program.(13)
10.14	Form of restricted stock agreement for employees. (13)
10.15	2016 Long-Term Performance Unit Award Criteria. (13)
10.16	Form of performance unit agreement for employees. (13)
10.17	Sales agreement, dated November 12, 2013, by and between the Company and its continuous offering program sales manager.(14)
10.18	Sales agreement, dated January 23, 2015, by and between the Company and its continuous offering program sales manager.(15)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.

(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 5, 2011, for the event dated May 4, 2011.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2008.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2010.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on October 23, 2013 for the event dated October 21, 2013.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 6, 2015, for the event dated January 2, 2015.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 4, 2016, for the event dated February 1, 2016.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on November 13, 2013, for the event dated November 12, 2013.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 29, 2015, for the event dated January 23, 2015.

*	Filed herewith
**	Furnished herewith