Form 10-Q
period 2016-03-31
CAPSTEAD MORTGAGE CORP
filed 2016-05-06
CIK 766701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	95,947,090 as of May 6, 2016

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

INDEX

PART I. — FINANCIAL INFORMATION

Index
ITEM 1.      FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except pledged and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Residential mortgage investments ($13.29 and $13.54 billion pledged at March 31, 2016 and December 31, 2015, respectively)	$13,835,131	$14,154,737
Cash collateral receivable from interest rate swap counterparties	72,037	50,193
Interest rate swap agreements at fair value	802	7,720
Cash and cash equivalents	52,054	54,185
Receivables and other assets	149,915	179,531
	$14,109,939	$14,446,366
Liabilities
Secured borrowings	$12,623,699	$12,958,394
Interest rate swap agreements at fair value	46,309	26,061
Unsecured borrowings	98,014	97,986
Common stock dividend payable	25,592	25,979
Accounts payable and accrued expenses	32,932	39,622
	12,826,546	13,148,042
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized: 7.50% Cumulative Redeemable Preferred Stock, Series E, 8,164 and 8,156 shares issued and outstanding ($204,109 and $203,902 aggregate liquidation preferences) at March 31, 2016 and December 31, 2015, respectively	197,370	197,172
Common stock - $0.01 par value; 250,000 shares authorized:95,947 and 95,825 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	959	958
Paid-in capital	1,309,723	1,310,563
Accumulated deficit	(346,464)	(346,464)
Accumulated other comprehensive income	121,805	136,095
	1,283,393	1,298,324
	$14,109,939	$14,446,366

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended March 31
	2016	2015
Interest income:
Residential mortgage investments	$59,500	$58,645
Other	192	94
	59,692	58,739
Interest expense:
Secured borrowings	(26,582)	(19,214)
Unsecured borrowings	(1,977)	(2,123)
	(28,559)	(21,337)
	31,133	37,402
Other revenue (expense):
Salaries and benefits	(1,157)	(1,049)
Short-term incentive compensation	(1,422)	(692)
Long-term incentive compensation	(645)	(608)
Other general and administrative expense	(1,169)	(1,149)
Miscellaneous other revenue	613	53
	(3,780)	(3,445)
Net income	$27,353	$33,957
Net income available to common stockholders:
Net income	$27,353	$33,957
Less preferred stock dividends	(3,826)	(3,742)
	$23,527	$30,215

Net income per common share:
Basic and diluted	$0.25	$0.32

Weighted average common shares outstanding:
Basic	95,614	95,469
Diluted	95,745	95,674

Cash dividends declared per share:
Common	$0.26	$0.31
Series E Preferred	0.47	0.47

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Quarter Ended March 31
	2016	2015
Net income	$27,353	$33,957

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	12,483	6,107
Amounts related to cash flow hedges:
Change in net unrealized losses	(32,127)	(18,391)
Reclassification adjustment for amounts included in net income	5,354	6,448
	(14,290)	(5,836)
Comprehensive income	$13,063	$28,121

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Quarter Ended March 31
	2016	2015
Operating activities:
Net income	$27,353	$33,957
Noncash items:
Amortization of investment premiums	26,011	25,078
Amortization of equity-based awards	745	724
Other depreciation and amortization	32	33
Change in measurable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	393	185
Net change in receivables, other assets, accounts payable and accrued expenses	(5,740)	(1,131)
Net cash provided by operating activities	48,794	58,846
Investing activities:
Purchases of residential mortgage investments	(462,759)	(959,548)
Interest receivable acquired with the purchase of residential mortgage investments	(696)	(1,534)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	768,187	703,688
Redemption of Federal Home Loan Bank stock	30,000	–
Net cash provided by (used in) investing activities	334,732	(257,394)
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	29,191,066	29,887,321
Principal payments on repurchase arrangements and similar borrowings	(27,400,760)	(29,755,657)
Proceeds from other secured borrowings	1,175,000	–
Principal payments on other secured borrowings	(3,300,000)	–
Increase in cash collateral receivable from interest rate swap counterparties	(21,844)	(8,530)
Proceeds from issuance of preferred shares	200	10,651
Other capital stock transactions	(57)	(429)
Dividends paid	(29,262)	(36,719)
Net cash (used in) provided by financing activities	(385,657)	96,637
Net change in cash and cash equivalents	(2,131)	(101,911)
Cash and cash equivalents at beginning of period	54,185	307,526
Cash and cash equivalents at end of period	$52,054	$205,615

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2016.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In November 2014 the Financial Accounting Standards Board issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity (“ASU 2014-16”).  ASU 2014-16 provides guidance in evaluating whether the nature of the host contract is more debt-like or equity-like when determining whether derivative financial instruments embedded in the hybrid financial instrument, such as call rights and conversion features, should be bifurcated and accounted for separately.  The Company adopted ASU 2014-16 on January 1, 2016.  The provisions of this ASU had no effect on the Company’s results of operations, financial condition, or cash flows.

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

	Quarter Ended March 31
	2016	2015
Basic net income per common share
Numerator for basic net income per common share:
Net income	$27,353	$33,957
Preferred stock dividends	(3,826)	(3,742)
Earnings participation of unvested equity awards	(44)	(34)
	$23,483	$30,181
Denominator for basic net income per common share:
Average number of shares of common stock outstanding	95,913	95,825
Average unvested stock awards outstanding	(299)	(356)
	95,614	95,469
	$0.25	$0.32
Diluted net income per common share
Numerator for diluted net income per common share:
Numerator for basic net income per common share	$23,483	$30,181

Denominator for diluted net income per common share:
Denominator for basic net income per common share	95,614	95,469
Net effect of dilutive equity awards	131	205
	95,745	95,674
	$0.25	$0.32

Index
NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
March 31, 2016
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$599	$2	$601	$601	6.62%	5.82%
ARMs	9,815,446	311,049	10,126,495	10,285,165	2.60	1.78
Ginnie Mae ARMs	3,421,518	114,475	3,535,993	3,544,335	2.59	1.55
	13,237,563	425,526	13,663,089	13,830,101	2.60	1.72
Residential mortgage loans:
Fixed-rate	857	1	858	858	6.77	3.42
ARMs	2,322	10	2,332	2,332	3.81	3.21
	3,179	11	3,190	3,190	4.60	3.27
Collateral for structured financings	1,811	29	1,840	1,840	8.12	7.94
	$13,242,553	$425,566	$13,668,119	$13,835,131	2.60	1.72
December 31, 2015
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$796	$2	$798	$799	6.61%	6.17%
ARMs	10,014,401	317,545	10,331,946	10,487,785	2.55	1.68
Ginnie Mae ARMs	3,542,541	119,225	3,661,766	3,660,455	2.61	1.49
	13,557,738	436,772	13,994,510	14,149,039	2.57	1.63
Residential mortgage loans:
Fixed-rate	1,155	1	1,156	1,156	6.76	5.02
ARMs	2,650	11	2,661	2,661	3.73	3.15
	3,805	12	3,817	3,817	4.65	3.71
Collateral for structured financings	1,850	31	1,881	1,881	8.12	7.82
	$13,563,393	$436,815	$14,000,208	$14,154,737	2.57	1.63

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.

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

Index
Fixed-rate investments consist of residential mortgage loans and Agency Securities backed by residential mortgage loans with fixed rates of interest.  Adjustable-rate investments generally are ARM Agency Securities backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period.  After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities typically either (i) adjust annually based on specified margins over the one-year London interbank offered rate (“LIBOR”) or the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of March 31, 2016, the average months to roll for the Company’s $7.89 billion (amortized cost basis) in current-reset ARM investments was 6.2 months while the average months to roll for the Company’s $5.77 billion (amortized cost basis) in longer-to-reset ARM investments was 41.8 months.

NOTE 5 — SECURED BORROWINGS

Capstead pledges its Residential mortgage investments as collateral for secured borrowings primarily in the form of repurchase arrangements with commercial banks and other financial institutions.  In August 2015 the Company began supplementing its borrowings under repurchase arrangements with advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati (collectively referred to as “counterparties” or “lending counterparties”).  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financings.  The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.  FHLB advances differ from repurchase arrangements in that Capstead pledges collateral to the bank to secure each such advance rather than transferring ownership of the pledged collateral to the bank and simultaneously agreeing to repurchase the transferred assets at a future date.  On January 12, 2016 the FHLB system regulator finalized rules originally proposed in 2014 that generally preclude captive insurers from remaining members beyond February 19, 2017 with transition rules that require outstanding advances to be repaid upon maturity or by that date.  In response to this action, the Company has reduced outstanding FHLB advances to $750 million as of March 31, 2016 and anticipates migrating remaining balances away from the FHLB by November 2016.  FHLB stock held by the Company in connection with advance activity was reduced by $30.0 million during the quarter ended March 31, 2016 and the remaining $30.0 million held at March 31, 2016 is expected to be redeemed by December 31, 2016.

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

Index
Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
March 31, 2016
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$10,815,418	$22,692	$10,267,015	0.66%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	500,212	1,150	461,665	0.67
Agency Securities (greater than 90 days)	1,200,086	2,819	1,143,179	0.79
Similar borrowings:
Collateral for structured financings	1,840	–	1,840	8.12
	12,517,556	26,661	11,873,699
FHLB advances	768,513	3,152	750,000	0.64
	$13,286,069	$29,813	$12,623,699	0.67
Quarter-end borrowing rates adjusted for effects of related derivative financial instruments (Derivatives) held as cash flow hedges				0.84
December 31, 2015
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$9,080,363	$18,504	$8,585,336	0.67%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	423,710	861	346,177	0.63
Agency Securities (greater than 90 days)	1,073,254	2,519	1,150,000	0.75
Similar borrowings:
Collateral for structured financings	1,881	–	1,881	8.12
	10,579,208	21,884	10,083,394
FHLB advances	2,956,908	11,422	2,875,000	0.43
	$13,536,116	$33,306	$12,958,394	0.62
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.85

Index
Average secured borrowings outstanding during the indicated periods differed from respective ending balances primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	March 31, 2016		December 31, 2015
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives held as cash flow hedges for the indicated periods	$13,042,541	0.82%	$13,160,703	0.73%

NOTE 6 — USE OF DERIVATIVES, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

In addition to entering into longer-maturity secured borrowings when available at attractive rates and terms, Capstead attempts to mitigate exposure to higher interest rates by entering into currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements that require interest payments generally for two-year terms.  These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day secured borrowings.  This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the designated borrowings, leaving the fixed-rate swap payments as the Company’s effective borrowing rate, subject to certain adjustments.  These adjustments include differences between variable-rate payments received on the swap agreements and related unhedged borrowing rates as well as the effects of measured hedge ineffectiveness.  Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

During the quarter ended March 31, 2016 Capstead entered into swap agreements with notional amounts of $1.50 billion requiring fixed-rate interest payments averaging 0.73% for two-year periods commencing on various dates between January 2016 and April 2016.  Also during the quarter ended March 31, 2016, $1.70 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.51% matured, while $300 million notional amount of forward-starting swaps requiring fixed-rate interest payments averaging 0.92% moved into current-pay status.  At March 31, 2016, the Company’s financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Currently-paying contracts:
Second quarter 2016 (expired April 1, 2016)	$1,100,000	0.47%
Third quarter 2016	700,000	0.56
Fourth quarter 2016	800,000	0.66
First quarter 2017	1,000,000	0.72
Second quarter 2017	900,000	0.74
Third quarter 2017	400,000	0.74
Fourth quarter 2017	1,500,000	0.79
First quarter 2018	1,700,000	0.76
	8,100,000
Forward-starting contracts:
Second quarter 2018	100,000	0.77
	$8,200,000

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

	Balance Sheet	March 31	December 31
	Location	2016	2015
Balance sheet-related
Swap agreements in a gain position (an asset) related to
Secured borrowings	(a)	$802	$7,720
Swap agreements in a loss position (a liability) related to:
Secured borrowings	(a)	(11,296)	(1,051)
Unsecured borrowings	(a)	(35,013)	(25,010)
Related net interest payable	(b)	(10,734)	(10,942)
		$(56,241)	$(29,283)

(a)
The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.  The amount of net unrealized losses scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates totaled $13.5 million at March 31, 2016.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Quarter Ended March 31
	Net Income	2016	2015
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions		$(5,354)	$(6,448)
Amount of loss recognized (ineffective portion)		(648)	(309)
Increase in interest expense and decrease in Net income as a result of the use of Derivatives	*	$(6,002)	$(6,757)
Other comprehensive income-related
Amount of loss recognized in Other comprehensive income (loss) (effective portion)		$(32,127)	$(18,391)

*	Included in “Interest expense: Secured borrowings” on the face of the Statements of Income.

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

	Offsetting of Derivative Assets
	Gross	Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset in the Balance Sheet (a)
	Amounts of Recognized Assets	Offset in the Balance Sheet	Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2016
Counterparty 4	$464	$338	$802	$(802)	$–	$–

December 31, 2015
Counterparty 2	$–	$23	$23	$(23)	$–	$–
Counterparty 4	4,758	2,939	7,697	(7,697)	–	–
	$4,758	$2,962	$7,720	$(7,720)	$–	$–

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross	Gross Amounts	Net Amounts of Liabilities	Gross Amounts Not Offset in the Balance Sheet (c)
	Amounts of Recognized Liabilities (b)	Offset in the Balance Sheet	Presented in the Balance Sheet (a)	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2016
Derivatives by counterparty:
Counterparty 1	$36,041	$–	$36,041	$–	$(36,041)	$–
Counterparty 2	747	–	747	–	(500)	247
Counterparty 4	19,917	338	20,255	(802)	(19,453)	–
	56,705	338	57,043	(802)	(55,994)	247
Borrowings under repurchase arrangements	11,880,016	–	11,880,016	(11,880,016)	–	–
	$11,936,721	$338	$11,937,059	$(11,880,818)	$(55,994)	$247
December 31, 2015
Derivatives by counterparty:
Counterparty 1	$26,311	$–	$26,311	$–	$(26,311)	$–
Counterparty 2	776	23	799	(23)	(776)	–
Counterparty 4	6,954	2,939	9,893	(7,697)	(2,196)	–
	34,041	2,962	37,003	(7,720)	(29,283)	–
Borrowings under repurchase arrangements	10,090,846	–	10,090,846	(10,090,846)	–	–
	$10,124,887	$2,962	$10,127,849	$(10,098,566)	$(29,283)	$–

(a)
Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

(b)
Amounts include accrued interest of $10.7 million and $10.9 million on interest rate swap agreements and $8.2 million and $9.3 million on borrowings under repurchase arrangements, included in “Accounts payable and accrued expenses” on the face of the Balance Sheets as of March 31, 2016 and December 31, 2015, respectively.

(c)
Amounts presented are limited to recognized assets and collateral pledged associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

Index
Changes in Accumulated other comprehensive income by component for the quarter ended March 31, 2016 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2015	$(18,434)	$154,529	$136,095
Activity for the quarter ended March 31, 2016:
Other comprehensive income (loss) before reclassifications	(32,127)	12,483	(19,644)
Amounts reclassified from accumulated other comprehensive income	5,354	–	5,354
Other comprehensive income (loss)	(26,773)	12,483	(14,290)
Balance at March 31, 2016	$(45,207)	$167,012	$121,805

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, for a total face amount of $100 million.  In 2015 the Company retrospectively adopted ASU 2015-03, which requires debt issuance costs to be recorded as direct deductions from the carrying amounts of the related liabilities, consistent with debt discounts.  Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for effects of related currently-paying Derivatives held as cash flow hedges) as of March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
	Borrowings Outstanding	Average Rate *	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,247	7.92%	$34,234	7.91%
December 2035 ($40,000 face amount)	39,253	7.68	39,244	7.68
September 2036 ($25,000 face amount)	24,514	8.95	24,508	8.96
	$98,014	8.08	$97,986	8.08

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

NOTE 8 — CAPITAL TRANSACTIONS

During the quarter ended March 31, 2016, Capstead issued an additional 8,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at an average price of $23.93, net of underwriting fees and other costs, for net proceeds of $198,000.

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

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Residential mortgage loans	$3,190	$3,200	$3,817	$3,900
Lending counterparty investments	35,002	35,002	65,002	65,002
Portfolio-related interest rate swap agreements	802	802	7,720	7,720
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	2,243,179	2,243,800	3,246,177	3,245,000
Unsecured borrowings	98,014	73,100	97,986	77,200
Interest rate swap agreements:
Portfolio-related	11,296	11,296	1,051	1,051
Unsecured borrowings-related	35,013	35,013	25,010	25,010

Index
Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
March 31, 2016
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,126,512	$161,157	$2,487	$10,285,182
Ginnie Mae	3,535,993	15,295	6,953	3,544,335
Residential mortgage securities classified as held-to-maturity	2,425	31	–	2,456
December 31, 2015
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	10,331,965	166,794	10,954	10,487,805
Ginnie Mae	3,661,766	11,705	13,016	3,660,455
Residential mortgage securities classified as held-to-maturity	2,660	44	–	2,704

	March 31, 2016		December 31, 2015
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$590,795	$3,779	$597,652	$4,259
Less than one year	1,818,868	5,661	4,468,844	19,711
	$2,409,663	$9,440	$5,066,496	$23,970

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

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments were considered other-than-temporarily impaired at March 31, 2016.

NOTE 10 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) is responsible for establishing, implementing, and monitoring the Company’s compensation programs and practices.  Incentive compensation programs adopted by the Committee for key executives are largely nondiscretionary, formulaic and target-based utilizing multiple pre-established performance goals (referred to as “metrics”) and defined threshold, target and maximum award amounts determined by reference to established percentages of base salaries.  Prior to granting awards, the Committee reviews the Company’s programs, implementing any desired changes in performance metrics and the composition of mortgage REIT industry peer groups used for relative performance metric measurement purposes, as well as establishing each executive’s targeted award opportunity.

Index
Equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan, approved by stockholders in May 2014.  At March 31, 2016, this plan had 3,730,422 shares of common stock remaining available for future issuances.

Short-term Incentive Compensation Programs

Under the provisions of Capstead’s annual incentive compensation program, each participating executive has an overall target award opportunity equal to 125% of base salary.  Awards are earned based on (a) relative and absolute economic return (change in book value per share of common stock plus common stock dividends divided by beginning book value per share), (b) relative operating cost efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), and (c) attainment of individual goals and objectives.  Each performance metric is assigned a weighting and performance relative to each metric is calculated separately.  No awards can be earned for performance below defined threshold return levels and awards are capped for performance above defined maximum return levels.  Included in Accounts payable and accrued expenses at March 31, 2016 are annual incentive compensation accruals for participating executives, together with discretionary accruals for all other employees, totaling $597,000.  Recognized in Short-term incentive compensation during the quarter ended March 31, 2016 is $655,000 related to the March 2016 finalization of 2015 program results.

The Committee administers an additional performance-based short-term incentive compensation program for key executives that provides for quarterly cash payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting shares of common stock (“Dividend Equivalent Rights” or “DERs”).  DERs only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  Included in Accounts payable and accrued expenses are first quarter 2016 DERs distribution amounts totaling $170,000 that were paid in April 2016.

In February 2016 the Committee modified the relative weightings of the various metrics in the annual incentive compensation program for 2016 primarily to place more emphasis on absolute economic return at adjusted threshold, target and maximum return levels, while decreasing other relative weightings.  Additionally, maximum payout percentage opportunities related to achieving or exceeding individual goals and objectives were increased and the term of outstanding DERs was extended to December 31, 2016.

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

Index
Pursuant to this program, in February 2016, January 2015 and December 2013 the Committee granted 269,354, 247,512 and 242,505 RSUs with three-year performance periods ending December 31, 2018, 2017 and 2016, respectively.  Initial grant date fair values developed for compensation cost purposes of $8.03, $8.83 and $12.45 were assigned to the units of each grant, respectively.  Due to lowered expectations for attainment of certain performance metrics, the three-year cost estimate associated with the December 2013 grant has been reduced twice since issuance, (in 2015 and in 2014), to $5.66 per unit. With the 2015 departure of a participating executive, 37,199 and 36,467 RSUs issued in 2015 and 2013, respectively, were forfeited.  Recognized in Long-term incentive compensation are $433,000 and $328,000 related to outstanding RSUs for the quarters ended March 31, 2016 and 2015, respectively.  Included in Common Stock dividends payable at March 31, 2016 are estimated dividends payable pertaining to these awards of $394,000.

Long-term Equity-based Awards – Stock Awards

Under a performance-based stock award program last utilized in 2012, the Committee granted common stock awards to all employees with staggered three-year vesting periods.  These awards vest if annualized returns in excess of established return levels are generated during three-year measurement periods, with certain deferred vesting provisions that extend to include the seventh calendar year after the year of grant.  Program grants for 118,784 shares with an average grant date fair value of $12.17 vested in January 2016 pertaining to the measurement period ending December 31, 2015.  The last shares granted under this program totaling 62,137 shares with a grant date fair value of $11.67 are scheduled to vest in February 2017, assuming performance criteria and service conditions are met.

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

As a component of the Company’s director compensation program, directors are granted common stock awards annually upon election or re-election to the board of directors that vest approximately one year from issuance.  In July 2015, director common stock awards for a total of 35,000 shares with a grant date fair value of $11.41 per share were granted that will vest on July 15, 2016.

Performance-based and service-based stock award activity for the quarter ended March 31, 2016 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock awards outstanding at December 31, 2015	288,861	$11.98
Grants	128,609	8.63
Vestings	(118,784)	12.17
Unvested stock awards outstanding at March 31, 2016	298,686	10.46

During the quarters ended March 31, 2016 and 2015, the Company recognized in Long-term incentive compensation $212,000 and $280,000, respectively, related to amortization of the grant date fair value of employee stock awards.  The amounts amortized for these periods assumed that any applicable performance metrics would continue to be met for related initial measurement periods.  Included in Common Stock dividends payable at March 31, 2016 are estimated dividends payable pertaining to these awards of $285,000.  In addition, the Company recognized in Other general and administrative expense $100,000 and $115,000 related to amortization of the grant date fair value of director stock awards during the quarters ended March 31, 2016 and 2015, respectively.  Unrecognized compensation expense for unvested stock awards totaled $1.8 million as of March 31, 2016, to be expensed over a weighted average period of 1.6 years (assumes minimal employee and director attrition and any applicable performance metrics would continue to be met for related initial measurement periods).

Index
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

Long-term Equity-based Awards – Option Awards

At March 31, 2016 option awards for 40,000 shares of common stock were outstanding with a weighted average strike price of $11.86. These awards are currently exercisable, have no aggregate intrinsic value and have a weighted average remaining contractual term of 2.2 years.  No option award activity occurred during the quarter ended March 31, 2016.  All outstanding option awards were granted prior to 2010, have ten-year contractual terms and were issued with strike prices equal to the closing market price of Capstead’s common stock on the dates of grant.  The fair value of these awards was estimated at that time using a Black-Scholes option pricing model and was expensed over the related vesting periods.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its executives.  In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s base salary and annual incentive compensation payments. The Company also makes discretionary contributions of up to another 3% of such compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements that have been met by nearly all of Capstead’s current employees.  During the quarters ended March 31, 2016 and 2015, the Company recognized in Salaries and benefits $109,000 and $75,000 related to contributions to these plans, respectively.

Index
ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

Capstead operates as a self-managed REIT earning income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of short-duration ARM Agency Securities, which reset to more current interest rates within a relatively short period of time and are considered to have limited, if any, credit risk.  See NOTE 1 to the consolidated financial statements (included under Item 1 of this report) for defined terms used in this discussion and analysis.  By investing in short-duration ARM Agency Securities, the Company is positioned to benefit from future recoveries in financing spreads that typically contract during periods of rising interest rates and to experience smaller fluctuations in portfolio values compared to leveraged portfolios containing a significant amount of longer-duration ARM or fixed-rate mortgage securities.  Duration is a common measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements with commercial banks and other financial institutions supported by its long-term investment capital.  In August 2015 the Company began supplementing its traditional borrowings with advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati; however, in early 2016 the FHLB system regulator issued a ruling largely curtailing the mortgage REIT industry’s access to such advances.  In response, the Company has migrated all but $750 million of its $2.88 billion of FHLB advances outstanding at year-end back to repurchase arrangements and anticipates migrating remaining balances away from the FHLB by November 2016.

Long-term investment capital totaled $1.38 billion at March 31, 2016, consisting of $1.09 billion of common stockholders’ equity, $197 million of preferred stockholders’ equity and $98 million of unsecured borrowings maturing in 2035 and 2036 (recorded amounts).  Long-term investment capital decreased by $15 million since year-end primarily because increases in unrealized portfolio gains were outstripped by increases in unrealized losses on interest rate swap agreements held for hedging purposes.  With the significant improvement in the Company’s stock price subsequent to the January 27, 2016 announcement of fourth quarter 2015 earnings and board authorization of a $100 million common stock repurchase program, no shares were repurchased pursuant to this program as of May 6, 2016.

Portfolio leverage (secured borrowings divided by long-term investment capital) decreased to 9.14 to one at March 31, 2016 from 9.28 to one at year-end primarily because of a $320 million reduction in holdings of residential mortgage investments to $13.84 billion at March 31, 2016.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $27 million or $0.25 per diluted common share for the quarter ended March 31, 2016 compared to $28 million or $0.26 per share for the quarter ended December 31, 2015.  The Company declared a first quarter 2016 common dividend of $0.26 per share that was paid on April 20, 2016 to holders of record on March 31, 2016.  First quarter results benefited from a decrease in investment premium amortization due to lower mortgage prepayment levels and, to a lesser extent, higher cash yields attributable in part to mortgage loans underlying currently-resetting ARM securities resetting higher in rate.  These yield improvements were offset by higher borrowing rates primarily attributable to the mid-December Federal Reserve action to raise the Federal Funds Rate by 25 basis points and other factors, including lower average outstanding portfolio balances.

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

Common Stock Repurchase Program

On January 27, 2016 Capstead’s board of directors authorized the repurchase of up to $100 million in common stock when such repurchases are deemed appropriate relative to portfolio reinvestment options and liquidity needs.  With the significant improvement in the Company’s common stock price subsequent to announcing fourth quarter 2015 earnings and the authorization of this program, no shares have been repurchased as of May 6, 2016.

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

Preferred Equity Capital Issuances

During the quarter ended March 31, 2016, Capstead issued an additional 8,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at an average price of $23.93, net of underwriting fees and other costs, for net proceeds of $198,000.  Additional amounts of Series E preferred capital may be raised in the future under this program or by other means, subject to market conditions, compliance with federal securities laws and blackout periods associated with the dissemination of important Company-specific news.

Book Value per Common Share

Nearly all of Capstead’s residential mortgage investments and all of its interest rate swap agreements are recorded at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per share of common stock (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock).  The Company’s borrowings, however, are not recorded at fair value on the balance sheet.  Fair value is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels, among other factors.  The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels generally within five years.  Because of these characteristics, the fair value of the Company’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest  rates compared to leveraged portfolios containing a significant amount of non-agency securities or longer-duration ARM and/or fixed-rate Agency Securities.  The following table illustrates the progression of the Company’s book value per share of common stock as well as changes in book value expressed as percentages of beginning book value for the quarter ended March 31, 2016:

Index
Book value per common share, beginning of quarter	$11.42
Change in net unrealized gains on mortgage securities classified as available-for-sale	0.13
Change in net unrealized losses on interest rate swap agreements designated as cash flow hedges of:
Secured borrowings	(0.18)
Unsecured borrowings	(0.10)
	(0.15)	(1.3)%
Dividend distributions in excess of earnings and other capital transactions (principally related to equity awards)	(0.02)	(0.2)%
Book value per common share, end of quarter	$11.25
Decrease in book value per common share during the quarter	$(0.17)	(1.5)%

Residential Mortgage Investments

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter ended March 31, 2016 (dollars in thousands):

Residential mortgage investments, beginning of quarter	$14,154,737
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.44%	447,996
Investment premiums on acquisitions*	14,763
Portfolio runoff (principal amount)	(768,837)
Investment premium amortization	(26,011)
Increase in net unrealized gains on securities classified as available-for-sale	12,483
Residential mortgage investments, end of quarter	$13,835,131
Decrease in residential mortgage investments during the quarter	$(319,606)

*
Residential mortgage investments typically are acquired at a premium to the securities’ unpaid principal balances.  Investment premiums are recognized in earnings as portfolio yield adjustments using the interest method over the estimated lives of the related investments.  As such, the level of mortgage prepayments impacts how quickly investment premiums are amortized.

Capstead’s investment strategy focuses on managing a portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities.  Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by Fannie Mae and Freddie Mac, which are federally chartered corporations, or Ginnie Mae, which is an agency of the federal government.  Federal government support for Fannie Mae and Freddie Mac has largely alleviated market concerns regarding the ability of Fannie Mae and Freddie Mac to fulfill their guarantee obligations.

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

Index
ARM securities held by Capstead are backed by mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period.  These coupon interest rate adjustments are usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  After the initial fixed-rate period, if applicable, the coupon interest rates of mortgage loans underlying the Company’s ARM securities typically adjust either (a) annually based on specified margins over the one-year London interbank offered rate (“LIBOR”) or the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”), (b) semiannually based on specified margins over six-month LIBOR, or (c) monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index.

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at March 31, 2016 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$4,284,146	2.45%	2.73%	1.71%	3.41%	9.55%	5.9
Freddie Mac Agency Securities	1,739,378	2.56	2.88	1.82	2.71	9.73	6.6
Ginnie Mae Agency Securities	1,867,467	2.38	2.11	1.51	1.07	8.38	6.4
Residential mortgage loans	2,332	3.47	2.76	2.06	1.66	11.01	5.0
(58% of total)	7,893,323	2.46	2.62	1.68	2.70	9.31	6.2
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,106,819	2.79	2.85	1.64	3.50	7.81	40.7
Freddie Mac Agency Securities	1,996,152	2.75	2.89	1.67	2.83	7.82	43.3
Ginnie Mae Agency Securities	1,668,526	2.84	2.10	1.51	1.04	7.88	41.6
(42% of total)	5,771,497	2.79	2.64	1.61	2.56	7.83	41.8
	$13,664,820	2.60	2.63	1.65	2.64	8.69	21.2

Gross WAC (rate paid by borrowers) (c)		3.19

(a)
Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At March 31, 2016, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.21.  This table excludes $3 million in fixed-rate Agency Securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)
Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the underlying mortgage loans.  As such, it is similar to the cash yield on the portfolio which is calculated using amortized cost basis.  Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date.  Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps.  Additionally, some of the ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 65% of current-reset ARMs were subject to periodic caps averaging 1.74%; 26% were subject to initial caps averaging 3.52%; 8% were subject to lifetime caps averaging 7.54%; and 1% were not subject to a cap.  All longer-to-reset ARM securities at March 31, 2016 were subject to initial caps.

(c)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated date.

Index
After consideration of any applicable initial fixed-rate periods, at March 31, 2016 approximately 88%, 7% and 5% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively.  Approximately 74% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at March 31, 2016 approximately 8% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 25 months.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

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

In August 2015 the Company began supplementing its borrowings under repurchase arrangements with advances from the FHLB of Cincinnati.  On January 12, 2016 the FHLB system regulator finalized rules originally proposed in 2014 that generally preclude captive insurers from remaining members beyond February 19, 2017 with transition rules that require outstanding advances to be repaid upon maturity or by that date.  In response to this action, the Company has migrated all but $750 million of its $2.88 billion of FHLB advances outstanding at year-end back to repurchase arrangements and anticipates migrating remaining balances away from the FHLB by November 2016.  FHLB stock held by the Company in connection with advance activity was reduced by $30.0 million during the quarter ended March 31, 2016 and the remaining $30.0 million held at March 31, 2016 is expected to be redeemed by December 31, 2016.

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.4 percent and ranged from 2.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at March 31, 2016.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $684 million of capital at risk with its lending counterparties at March 31, 2016.  The Company did not have capital at risk with any single counterparty exceeding 4.6% of total stockholders’ equity at March 31, 2016.

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

As of March 31, 2016 the Company’s secured borrowings totaled $12.62 billion with 23 counterparties at average rates of 0.67%, before the effects of currently-paying interest rate swap agreements held as cash flow hedges and 0.84% including the effects of these derivatives.  To help mitigate exposure to rising short-term interest rates, the Company uses pay-fixed, receive-variable interest rate swap agreements generally with two-year interest payment terms supplemented with longer-maturity secured borrowings, when available at attractive rates and terms.  Excluding $1.10 billion notional amount of swap agreements that expired April 1, 2016, at March 31, 2016 the Company held $7.10 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the second quarter of 2018 and a weighted average expiration of 15 months.  Secured borrowings with remaining maturities of greater than six months totaled $550 million at quarter-end with a weighted average remaining maturity of seven months.

Index
After consideration of all portfolio financing-related swap positions entered into as of quarter-end, the Company’s residential mortgage investments and secured borrowings had estimated durations at March 31, 2016 of 11¼ and 8¾ months, for a net duration gap of approximately 2½ months – see pages 32 and 33 under the caption “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-maturity secured borrowings, if available at attractive rates and terms.

Supplemental Analysis of Quarterly Financing Spreads

Components of quarterly financing spreads on residential mortgage investments, a non-GAAP financial measure, and mortgage prepayment rates, were as follows for the indicated periods:

	2016	2015				2014
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Yields on residential mortgage investments:(a)
Cash yields	2.47%	2.44%	2.42%	2.41%	2.42%	2.43%	2.44%	2.46%
Investment premium amortization	(0.75)	(0.81)	(0.99)	(0.95)	(0.72)	(0.77)	(0.84)	(0.75)
Adjusted yields	1.72	1.63	1.43	1.46	1.70	1.66	1.60	1.71
Secured borrowing rates:(b)
Unhedged borrowing rates	0.65	0.48	0.45	0.41	0.38	0.36	0.32	0.32
Fixed swap rates	0.69	0.62	0.57	0.55	0.53	0.51	0.50	0.49
Adjusted borrowing rates	0.82	0.73	0.69	0.62	0.59	0.56	0.51	0.49
Financing spreads on residential mortgage investments(c)	0.90	0.90	0.74	0.84	1.11	1.10	1.09	1.22
Annualized constant prepayment rate (“CPR”)	18.23	19.62	23.21	21.98	16.66	17.58	19.18	17.22

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

Fixed swap rates represent the average fixed payment rates on currently-paying interest rate swap agreements held for portfolio hedging purposes and exclude differences between LIBOR-based variable receive rates on these swaps and unhedged borrowing rates, as well as the effects of any hedge ineffectiveness.  These factors equated to 24 basis points on average currently-paying swap notional amounts outstanding during the quarter ended March 31, 2016 and the year ended December 31, 2015.

Adjusted borrowing rates reflect unhedged borrowing rates, fixed swap rates and the above-mentioned factors, calculated on average secured borrowings outstanding for the indicated periods.

(c)	See page 28 for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to its related GAAP financial measure, total financing spreads.

Cash yields began benefiting in recent quarters from higher coupon interest rates as mortgage loans underlying the Company’s current-reset ARM securities began resetting to higher rates based on higher prevailing six- and 12-month interest rate indices.  The majority of these loans reset annually based on margins over indices such as the 12-month LIBOR, which increased an additional three basis points during the first quarter of 2016 to 1.21% at March 31, 2016, following a 33 basis point increase during the fourth quarter of 2015, largely in response to market expectations for higher short-term interest rates culminating in Federal Reserve action in mid-December to increase the Federal Funds Rate for the first time in nine years by 25 basis points.

Index
Portfolio yield adjustments for investment premium amortization are primarily driven by mortgage prepayment and investment premium levels.  Mortgage prepayment levels are heavily influenced by the availability of mortgage financing at attractive terms and the overall health of the housing markets as well as seasonal factors.  Higher prevailing interest rates during the fourth quarter of 2015 contributed to lower mortgage prepayment levels experienced during the first quarter, while declines in market rates during the first quarter are expected to contribute to higher prepayment levels in at least the second quarter of 2016.

Higher unhedged borrowing rates thus far in 2016 are primarily attributable to higher rates negotiated with lending counterparties after the December Federal Funds Rate increase.  The regulator-induced moratorium on FHLB advances in mid-January also contributed marginally to higher rates for the quarter as lower-cost FHLB advances were replaced with repurchase arrangements.  Fixed swap rates also increased as expiring swap contracts were replaced at higher rates.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead’s investment strategy involves managing an appropriately leveraged portfolio of ARM Agency Securities that management believes can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates.  The potential liquidity inherent in the Company’s unencumbered residential mortgage investments is as important as the actual level of cash and cash equivalents carried on the balance sheet because secured borrowings generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently.  Potential liquidity is affected by, among other factors:

•	current portfolio leverage levels,

•	changes in market value of assets pledged and interest rate swap agreements held for hedging purposes as determined by lending and swap counterparties,

•	mortgage prepayment levels,

•	collateral requirements of lending and swap counterparties, and

•	general conditions in the commercial banking and mortgage finance industries.

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of March 31, 2016 in comparison with December 31, 2015 (in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Balances as of March 31, 2016:
Residential mortgage investments	$13,835,131	$12,623,699	$1,211,432	$674,614
Cash collateral receivable from swap counterparties, net (c)			26,530	–
Other assets, net of other liabilities			143,445	52,054
			$1,381,407	$726,668	9.14:1
Balances as of December 31, 2015	$14,154,737	$12,958,394	$1,396,310	$702,881	9.28:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.

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

Index
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

Future levels of portfolio leverage will be dependent on many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”).  At March 31, 2016 portfolio leverage was lower than at year-end primarily because of a two percent reduction in holdings of residential mortgage investments during the quarter.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

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

	2016	2015				2014
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Financing spreads on residential mortgage investments	0.90%	0.90%	0.74%	0.84%	1.11%	1.10%	1.09%	1.22%
Impact of lower yields on other interest-earning assets*	(0.03)	(0.01)	(0.03)	(0.04)	(0.04)	(0.05)	(0.04)	(0.05)
Impact of higher borrowing rates on other interest-paying liabilities*	(0.05)	(0.06)	(0.05)	(0.06)	(0.06)	(0.07)	(0.06)	(0.07)
Total financing spreads	0.82	0.83	0.66	0.74	1.01	0.98	0.99	1.10

*
Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of unsecured borrowings (at an average borrowing rate of 8.07% for the first quarter of 2016) and cash collateral payable to interest rate swap counterparties.

Index
RESULTS OF OPERATIONS

	Quarter Ended March 31
	2016	2015
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments (before investment premium amortization)	$85,511	$83,723
Investment premium amortization	(26,011)	(25,078)
Related interest expense	(26,582)	(19,214)
	32,918	39,431
Other interest income (expense)	(1,785)	(2,029)
	31,133	37,402
Other revenue (expense):
Salaries and benefits	(1,157)	(1,049)
Short-term incentive compensation	(1,422)	(692)
Long-term incentive compensation	(645)	(608)
Other general and administrative expense	(1,169)	(1,149)
Miscellaneous other revenue (expense)	613	53
	(3,780)	(3,445)
Net income	$27,353	$33,957
Net income per diluted common share	$0.25	$0.32
Average diluted shares outstanding	95,745	95,674
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.47%	2.42%
Investment premium amortization	(0.75)	(0.72)
Adjusted yields	1.72	1.70
Other interest-earning assets	0.30	0.11
Total average yields	1.69	1.66
Average borrowing rates:
Secured borrowings:
Unhedged borrowing rates	0.65	0.38
Fixed swap rates	0.69	0.53
Adjusted borrowing rates	0.82	0.59
Unsecured borrowings	8.07	8.49
Total average borrowing rates	0.87	0.65
Average financing spreads on residential mortgage investments, a non-GAAP financial measure *	0.90	1.11
Average total financing spreads	0.82	1.01
Average net yield on total interest-earning assets	0.88	1.06
Average CPR	18.23	16.66
Average balance information:
Residential mortgage investments (cost basis)	$13,849	$13,834
Other interest-earning assets	257	331
Secured borrowings	13,043	12,988
Currently-paying swap agreements (notional amounts)	7,551	7,270
Unsecured borrowings (included in long-term investment capital)	98	98
Long-term investment capital (“LTIC”)	1,398	1,500
Operating costs as a percentage of average LTIC	1.26%	0.95%
Return on average LTIC	8.44	9.75
Return on average common equity capital	8.58	10.10

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

Index
Capstead’s net income totaled $27 million or $0.25 per diluted common share for the quarter ended March 31, 2016, compared to $34 million or $0.32 per diluted common share for the same period in 2015.  Earnings were lower in 2016 primarily because of higher borrowing rates on secured borrowings.

Financing spreads on residential mortgage investments averaged 0.90% for the quarter ended March 31, 2016, compared to 1.11% reported for the same period in 2015.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes.  See page 28 for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to its related GAAP financial measure, total financing spreads.

Yields on residential mortgage investments averaged 1.72% during the quarter ended March 31, 2016, two basis points higher than yields reported for the same period in 2015.  Cash yields averaged 2.47% during for the quarter ended March 31, 2016, five basis points higher than reported for the same period in 2015, in part due to ARM loan coupon interest rates resetting higher to more current rates.

The yield adjustment for investment premium amortization averaged 75 basis points during the quarter ended March 31, 2016, three basis points higher than reported for the same period in 2015.  This increase is primarily the result of higher levels of mortgage prepayments in the quarter ended March 31, 2016 compared to prepayment levels experienced in the same period in 2015 which contributed to a $933,000 increase in premium amortization.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets as well as seasonal factors.

Secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes averaged 0.82% during the quarter ended March 31, 2016, a total of 23 basis points higher than reported for the same period in 2015.  Unhedged borrowing rates accounted for most of the increase, with the remainder attributable to higher interest rate swap costs.  Market conditions, including the 25 basis point increase in the Federal Funds Rate in December 2015, contributed to higher borrowing rates.  Swap costs were impacted by the expiration of older, lower-rate swaps.  Currently-paying swap balances were relatively stable, averaging $7.55 billion for the quarter ended March 31, 2016, compared to $7.27 billion for the same period in 2015.  Note that fixed swap rates exclude differences between LIBOR-based variable-rate payments received on these swaps and designated 30- to 90-day unhedged borrowing rates, as well as the effects of hedge ineffectiveness.  These factors averaged 24 basis points on average currently-paying swap notional amounts outstanding during the quarter ended March 31, 2016 compared to 22 basis points for the same period in 2015.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Other interest income (expense) benefited during the quarter ended March 31, 2016 from higher rates on overnight investments and lower borrowing rates on $75 million of the Company’s $100 million face amount of outstanding unsecured borrowings compared to amounts reported for the same period in 2015.

Operating costs as a percentage of long-term investment capital averaged 1.26% for the quarter ended March 31, 2016, a total of 31 basis points higher than reported for the same period in 2015.  Approximately 18 basis points of this increase is a result of finalizing 2015 performance-based short-term incentive compensation program results in March of 2016, with the remaining increase attributable to other operating cost increases and lower levels of long-term investment capital, primarily attributable to book value declines.  As further described in NOTE 10 to the accompanying consolidated financial statements (included in Item 1 of this report), the Company’s compensation programs are based in part on relative economic return performance metrics.  Economic return is defined as the change in book value per share of common stock plus common stock dividends declared divided by beginning book value per share.

Index
Miscellaneous other revenue was higher for the quarter ended March 31, 2016 compared to the same period in 2015 primarily because of the inclusion of dividends on FHLB stock held by the Company in connection with FHLB advance activity.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are secured borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” on page 27 illustrates management’s estimate of additional funds potentially available to the Company at March 31, 2016 and the accompanying discussion provides insight into the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

On January 27, 2016 Capstead’s board of directors authorized the repurchase of up to $100 million in common stock when such repurchases are deemed appropriate relative to portfolio reinvestment options and liquidity needs.  No shares were repurchased pursuant to this program as of May 6, 2016.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.  In August 2015 the Company began supplementing its traditional borrowings with FHLB advances; however, in early 2016 the FHLB system regulator issued a ruling generally eliminating the mortgage REIT industry’s access to such advances.  In response to this action, the Company has migrated all but $750 million of its $2.88 billion of FHLB advances outstanding at year-end back to repurchase arrangements as of May 6, 2016 and anticipates migrating remaining balances away from the FHLB by November 2016.  FHLB stock held by the Company in connection with advance activity totaling $30.0 million at March 31, 2016 is expected to be redeemed by December 31, 2016.

None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Secured borrowings totaled $12.62 billion at March 31, 2016, with $10.73 billion maturing within 90 days.  Secured borrowings began the quarter at $12.96 billion and averaged $13.04 billion during the quarter ended March 31, 2016.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

Index
To help mitigate exposure to rising short-term interest rates, the Company uses pay-fixed, receive-variable interest rate swap agreements generally with two-year interest payment terms supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  Excluding $1.10 billion notional amount of swap agreements that expired April 1, 2016, at March 31, 2016 the Company held $7.10 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the second quarter of 2018 and a weighted average expiration of 15 months.  Secured borrowings with remaining maturities of greater than six months totaled $550 million at March 31, 2016 with a weighted average remaining maturity of seven months.  Relative to the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings, the Company entered into forward-starting swap agreements to effectively lock in lower fixed rates of interest on these borrowings.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

During the first quarter of 2016, Capstead issued 8,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program for net proceeds of $198,000.  Additional amounts of Series E preferred capital and new common equity capital may be raised in the future under continuous offering programs or by other means.  Any such capital raising activity will be subject to market conditions such as pricing levels for these securities, capital deployment opportunities or needs, the status of stock repurchase programs, if applicable, as well as compliance with federal securities laws and blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

Interest Rate Risk

Because Capstead’s residential mortgage investments consist almost entirely of Agency Securities, which are considered to have limited, if any, credit risk, interest rate risk is the primary market risk faced by the Company.  Interest rate risk is highly sensitive to a number of factors, including economic conditions, government fiscal policy, central bank monetary policy and banking regulation.  By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration ARM or fixed-rate assets.  These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then-current interest rate environment.  This strategy also positions the Company to benefit from future recoveries in financing spreads that typically contract during periods of rising interest rates.

To further reduce exposure to higher short-term interest rates, the Company uses interest rate swap agreements that typically require interest payments for two-year terms, as well as longer-maturity secured borrowings, if available at attractive rates and terms.  These transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  After consideration of portfolio financing-related swap positions held to hedge changes in short-term interest rates, at March 31, 2016 the Company’s residential mortgage investments and secured borrowings had estimated durations of 11¼ and 8¾ months, respectively, for a net duration gap of approximately 2½ months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings, if available at attractive rates and terms.

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

Index
This model is the primary tool used by management to assess the direction and magnitude of changes in net interest margins and portfolio values resulting solely from changes in interest rates.  Key modeling assumptions include mortgage prepayment speeds, adequate levels of market liquidity, current market conditions, and portfolio leverage levels.  Given the present low level of interest rates, a floor of 0.00% is assumed.  However, it is assumed that borrowing rates cannot decline beyond a floor of 0.15%.  These assumptions are inherently uncertain and, as a result, modeling cannot precisely estimate the impact of higher or lower interest rates.  Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, other changes in market conditions, changes in management strategies and other factors.

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivative financial instruments as of the indicated dates, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%
Projected 12-month percentage change in net interest margins: *
March 31, 2016	0.25-0.50%	1.77%	(6.2)%	0.1%	(4.9)%
December 31, 2015	0.25-0.50	2.27	(9.2)	(0.1)	(5.3)

Projected percentage change in portfolio and related derivative values: *
March 31, 2016	0.25-0.50	1.77	–	(0.2)	(0.5)
December 31, 2015	0.25-0.50	2.27	0.1	(0.3)	(0.5)

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

Index
RISK FACTORS

An investment in securities issued by Capstead involves various risks. An investor should carefully consider the following risk factors in conjunction with the other information contained in this document before purchasing the Company’s securities.  The risks discussed herein can adversely affect the Company’s business, liquidity, operating results, financial condition and future prospects, causing the market price of the Company’s securities to decline, which could cause an investor to lose all or part of his/her investment.  The risk factors described below are not the only risks that may affect the Company. Additional risks and uncertainties not presently known to the Company also may adversely affect its business, liquidity, earnings and financial condition.

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

Changes in interest rates, whether increases or decreases, may adversely affect Capstead’s liquidity, financial condition and earnings.  Capstead’s earnings depend primarily on the difference between the interest received on its residential mortgage investments and the interest paid on its secured borrowings, net of the effect of derivative financial instruments held for hedging purposes.  The Company finances its investments primarily at 30- to 90-day interest rates.  Coupon interest rates on only a portion of the ARM loans underlying the Company’s securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan.  Consequently, interest rates on secured borrowings not effectively fixed through the use of interest rate swap agreements can rise to levels that may exceed yields on these securities in a rising short-term interest rate environment.  This can contribute to lower, or in more extreme circumstances, negative financing spreads and, therefore, adversely affect earnings.  Because rising interest rates tend to put downward pressure on financial asset prices, Capstead may be presented with substantial margin calls during such periods, adversely affecting the Company’s liquidity.  If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the Company’s collateral, potentially under adverse market conditions, resulting in losses.  At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining secured borrowings, which could result in losses.  In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

During periods of relatively low short-term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may adversely affect yields on the Company's ARM securities as the underlying ARM loans reset at lower rates.  If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected.

Index
In January 2016, the Federal Housing Finance Agency (“FHFA”) issued regulations excluding captive insurance companies from membership in the FHLB, which could adversely impact Capstead’s liquidity, financial condition and earnings.  In August 2015 Capstead began obtaining FHLB advances through a captive insurance subsidiary.  The FHFA is the federal regulator of the FHLB system as well as Fannie Mae and Freddie Mac.  In September 2014 the FHFA published a notice of proposed rulemaking regarding, among other matters, membership eligibility of captive insurance companies in the FHLB system.  Under the final rule Capstead Insurance LLC’s membership in the FHLB Cincinnati will be terminated by February 19, 2017 and outstanding advances are required to be repaid when due between now and that date with no opportunity to enter into additional advances during this period.  Additionally, FHLB advances to industry participants scheduled to mature beyond February 19, 2017 will generally be due and payable on that date.  A number of other industry participants are similarly affected.  This loss of a significant industry counterparty could result in constraints in available borrowing capacity leading to deteriorating market conditions, which could adversely affect the Company’s liquidity, earnings and book value per common share.

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

Capstead may invest in derivative financial instruments such as interest rate swap agreements to mitigate or hedge the Company's interest rate risk, which may adversely affect the Company’s liquidity, financial condition or earnings.  The Company may invest in such instruments from time to time with the goal of partially offsetting changes in value of its residential mortgage investments as a result of changes in interest rates and achieving more stable borrowing costs over an extended period.  However, these activities may not have the desired beneficial impact on the Company's liquidity, financial condition or earnings.  For instance, the pricing of residential mortgage investments and the pricing of related derivatives may deteriorate at the same time leading to margin calls by counterparties to both the borrowings supporting these investments and the derivatives, adversely impacting the Company's liquidity and financial condition.  In addition, counterparties could fail to honor their commitments under the terms of the derivatives or have their credit quality downgraded impairing the value of the derivatives.  In the event of any defaults by counterparties, the Company may have difficulty recovering its cash collateral receivable from its counterparties and may not receive payments provided for under the terms of the derivatives and as a result, the Company may incur losses.  No such hedging activity can completely insulate the Company from the risks associated with changes in interest rates.

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

In general, QE has elevated pricing levels for Agency Securities resulting in lower yields on new purchases, lower mortgage interest rates and higher mortgage prepayment rates.  The Company’s net interest margins, and therefore earnings, were adversely affected over time as existing, lower-cost portfolio was replaced with higher-cost, lower-yielding securities.  See previous discussion regarding the negative effects of higher mortgage prepayment levels.

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

Failure of the federal government to reduce future annual federal budget deficits could adversely impact Capstead’s liquidity, financial condition and earnings.  The increasing amount of outstanding federal debt relative to the size of the U.S. economy, particularly in light of projected growth in federal government spending and resulting federal budget deficits, could eventually lead to a decline in the market’s perception of the creditworthiness of the federal government.  Because market participants rely on the federal government’s continued support of Fannie Mae and Freddie Mac, the perception of credit risk associated with Agency Securities and, therefore, the pricing of existing holdings of Agency Securities could be adversely affected.  In addition, political discord over U.S. fiscal policy could create broader financial turmoil and uncertainty, which may weigh heavily on the global banking system and limit the availability and/or terms and conditions of secured borrowings which could adversely impact the Company’s liquidity, earnings and book value per common share, as more fully described above.

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

Distributions payable by Capstead do not qualify for the reduced tax rates applicable to “qualified dividends.”  The maximum tax rate applicable to income from non-REIT corporate qualified dividends payable to domestic stockholders that are individuals, trusts or estates is currently 20%.  Distributions of ordinary income payable by REITs, however, generally are not eligible for the reduced rates.  Although this does not adversely affect the taxation of REITs or distributions payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of REIT stocks.

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

Index
The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of current and anticipated future 30- and 90-day secured borrowings and the 20-year floating-rate periods of unsecured borrowings.  Variable-rate payments to be received on swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on related designated borrowings while fixed-rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments.  See NOTE 6 to the consolidated financial statements (included under Item 1 of this report) and “Financial Condition – Residential Mortgage Investments” for additional information regarding the Company’s current use of derivatives and its related risk management policies.

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

ITEM 4.          CONTROLS AND PROCEDURES

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2016.

Index
PART II. — OTHER INFORMATION

ITEM 6.          EXHIBITS

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(6)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(7)
10.04	Second Amended and Restated Incentive Bonus Plan.(8)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	Form of stock award agreements for employees with performance conditions.(9)
10.07	Form of stock award agreements for employees with performance conditions and deferral of dividends.(10)
10.08	2013 Annual Incentive Plan (short-term).(11)
10.09	2014 Annual Incentive Compensation Program (short-term).(3)
10.10	2014 Long-Term Award Criteria, as corrected.(3)
10.11	Form of performance unit agreement.(12)
10.12	2016 Annual Incentive Compensation Program.(13)
10.13	Form of restricted stock agreement for employees. (13)
10.14	2016 Long-Term Performance Unit Award Criteria. (13)
10.15	Form of performance unit agreement for employees. (13)
10.16	Sales agreement, dated January 23, 2015, by and between the Company and its continuous offering program sales manager.(14)
10.17	Severance agreement, dated May 3, 2016, by and between the Company and Roy S. Kim.*
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Index
Exhibit Number	DESCRIPTION

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 5, 2011, for the event dated May 4, 2011.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2008.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2010.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on October 23, 2013 for the event dated October 21, 2013.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 6, 2015, for the event dated January 2, 2015.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 4, 2016, for the event dated February 1, 2016.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 29, 2015, for the event dated January 23, 2015.
*	Filed herewith
**	Furnished herewith

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION
Registrant

Date: May 6, 2016	By:	/s/ ANDREW F. JACOBS
Andrew F. Jacobs
President and Chief Executive Officer

Date: May 6, 2016	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Executive Vice President, Chief Financial
Officer and Treasurer