Form 10-Q
period 2016-06-30
CAPSTEAD MORTGAGE CORP
filed 2016-08-08
CIK 766701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          YES    ☐           NO     ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	95,988,971 as of August 8, 2016

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

INDEX

PART I. — FINANCIAL INFORMATION

Index
 ITEM 1.          FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except pledged and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Residential mortgage investments ($13.48 and $13.54 billion pledged at June 30, 2016 and December 31, 2015, respectively)	$13,901,543	$14,154,737
Cash collateral receivable from interest rate swap counterparties	93,170	50,193
Interest rate swap agreements at fair value	24	7,720
Cash and cash equivalents	129,171	54,185
Receivables and other assets	179,449	179,531
	$14,303,357	$14,446,366
Liabilities
Secured borrowings	$12,802,629	$12,958,394
Interest rate swap agreements at fair value	62,003	26,061
Unsecured borrowings	98,040	97,986
Common stock dividend payable	22,738	25,979
Accounts payable and accrued expenses	36,825	39,622
	13,022,235	13,148,042
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized: 7.50% Cumulative Redeemable Preferred Stock, Series E, 8,204 and 8,156 shares issued and outstanding ($205,107 and $203,902 aggregate liquidation preferences) at June 30, 2016 and December 31, 2015, respectively	198,331	197,172
Common stock - $0.01 par value; 250,000 shares authorized: 95,947 and 95,825 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	959	958
Paid-in capital	1,305,893	1,310,563
Accumulated deficit	(346,464)	(346,464)
Accumulated other comprehensive income	122,403	136,095
	1,281,122	1,298,324
	$14,303,357	$14,446,366

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Interest income:
Residential mortgage investments	$53,309	$50,341	$112,809	$108,986
Other	128	99	320	193
	53,437	50,440	113,129	109,179
Interest expense:
Secured borrowings	(27,014)	(20,098)	(53,596)	(39,312)
Unsecured borrowings	(1,976)	(2,122)	(3,953)	(4,245)
	(28,990)	(22,220)	(57,549)	(43,557)
	24,447	28,220	55,580	65,622
Other revenue (expense):
Compensation-related expense	(2,042)	(2,160)	(5,266)	(4,509)
Other general and administrative expense	(1,157)	(1,170)	(2,326)	(2,319)
Miscellaneous other revenue	382	54	995	107
	(2,817)	(3,276)	(6,597)	(6,721)
Net income	$21,630	$24,944	$48,983	$58,901
Net income available to common stockholders:
Net income	$21,630	$24,944	$48,983	$58,901
Less preferred stock dividends	(3,843)	(3,788)	(7,669)	(7,530)
	$17,787	$21,156	$41,314	$51,371

Net income per common share:
Basic and diluted	$0.19	$0.22	$0.43	$0.54

Weighted average common shares outstanding:
Basic	95,648	95,501	95,631	95,485
Diluted	95,786	95,689	95,766	95,682

Cash dividends declared per share:
Common	$0.23	$0.31	$0.49	$0.62
Series E Preferred	0.47	0.47	0.94	0.94

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Quarter Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net income	$21,630	$24,944	$48,983	$58,901

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	16,917	(18,747)	29,400	(12,640)
Amounts related to cash flow hedges:
Change in net unrealized losses	(22,145)	3,400	(54,272)	(14,991)
Reclassification adjustment for amounts included in net income	5,826	6,863	11,180	13,311
	598	(8,484)	(13,692)	(14,320)
Comprehensive income	$22,228	$16,460	$35,291	$44,581

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited

	Six Months Ended June 30
	2016	2015
Operating activities:
Net income	$48,983	$58,901
Noncash items:
Amortization of investment premiums	59,063	58,135
Amortization of equity-based awards	1,189	1,066
Other depreciation and amortization	66	66
Change in measureable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	546	26
Net change in receivables, other assets, accounts payable and accrued expenses	(781)	7,497
Net cash provided by operating activities	109,066	125,691
Investing activities:
Purchases of residential mortgage investments	(1,512,737)	(1,936,354)
Interest receivable acquired with the purchase of residential mortgage investments	(1,977)	(3,027)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	1,706,266	1,603,206
Redemption of Federal Home Loan Bank stock	30,000	–
Net cash provided by (used in) investing activities	221,552	(336,175)
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	60,553,581	58,392,825
Principal payments on repurchase arrangements and similar borrowings	(58,584,344)	(58,232,051)
Proceeds from other secured borrowings	1,175,000	–
Principal payments on other secured borrowings	(3,300,000)	–
Increase in cash collateral receivable from interest rate swap counterparties	(42,977)	(187)
Proceeds from issuance of preferred shares	1,167	11,531
Other capital stock transactions	(57)	(429)
Dividends paid	(58,002)	(70,131)
Net cash (used in) provided by financing activities	(255,632)	101,558
Net change in cash and cash equivalents	74,986	(108,926)
Cash and cash equivalents at beginning of period	54,185	307,526
Cash and cash equivalents at end of period	$129,171	$198,600

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2016.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

	Quarter Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Basic net income per common share
Numerator for basic net income per common share:
Net income	$21,630	$24,944	$48,983	$58,901
Preferred stock dividends	(3,843)	(3,788)	(7,669)	(7,530)
Earnings participation of unvested equity awards	(39)	(33)	(83)	(67)
	$17,748	$21,123	$41,231	$51,304
Denominator for basic net income per common share:
Average number of shares of common stock outstanding	95,947	95,805	95,930	95,815
Average unvested stock awards outstanding	(299)	(304)	(299)	(330)
	95,648	95,501	95,631	95,485
	$0.19	$0.22	$0.43	$0.54
Diluted net income per common share
Numerator for diluted net income per common share:
Numerator for basic net income per common share	$17,748	$21,123	$41,231	$51,304

Denominator for diluted net income per common share:
Denominator for basic net income per common share	95,648	95,501	95,631	95,485
Net effect of dilutive equity awards	138	188	135	197
	95,786	95,689	95,766	95,682
	$0.19	$0.22	$0.43	$0.54

Index
NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
June 30, 2016
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$448	$1	$449	$449	6.73%	5.75%
ARMs	10,068,818	319,152	10,387,970	10,555,529	2.65	1.63
Ginnie Mae ARMs	3,217,374	107,108	3,324,482	3,340,852	2.56	1.27
	13,286,640	426,261	13,712,901	13,896,830	2.63	1.54
Residential mortgage loans:
Fixed-rate	824	1	825	825	6.76	4.09
ARMs	2,114	9	2,123	2,123	3.82	2.80
	2,938	10	2,948	2,948	4.64	3.16
Collateral for structured financings	1,736	29	1,765	1,765	8.12	7.67
	$13,291,314	$426,300	$13,717,614	$13,901,543	2.63	1.54
December 31, 2015
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$796	$2	$798	$799	6.61%	6.17%
ARMs	10,014,401	317,545	10,331,946	10,487,785	2.55	1.68
Ginnie Mae ARMs	3,542,541	119,225	3,661,766	3,660,455	2.61	1.49
	13,557,738	436,772	13,994,510	14,149,039	2.57	1.63
Residential mortgage loans:
Fixed-rate	1,155	1	1,156	1,156	6.76	5.02
ARMs	2,650	11	2,661	2,661	3.73	3.15
	3,805	12	3,817	3,817	4.65	3.71
Collateral for structured financings	1,850	31	1,881	1,881	8.12	7.82
	$13,563,393	$436,815	$14,000,208	$14,154,737	2.57	1.63

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.

(b)	Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments. Average yield is presented for the quarter then ended, and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums. Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of June 30, 2016, the average months to roll for the Company’s $7.84 billion (amortized cost basis) in current-reset ARM investments was 6.1 months while the average months to roll for the Company’s $5.88 billion (amortized cost basis) in longer-to-reset ARM investments was 42.2 months.

NOTE 5 — SECURED BORROWINGS

Capstead pledges its Residential mortgage investments as collateral for secured borrowings primarily in the form of repurchase arrangements with commercial banks and other financial institutions.  In August 2015 the Company began supplementing its borrowings under repurchase arrangements with advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati (collectively referred to as “counterparties” or “lending counterparties”).  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financings.  The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.  FHLB advances differ from repurchase arrangements in that Capstead pledges collateral to the bank to secure each such advance rather than transferring ownership of the pledged collateral to the bank and simultaneously agreeing to repurchase the transferred assets at a future date.  On January 12, 2016 the FHLB system regulator finalized rules originally proposed in 2014 that generally preclude captive insurers from remaining members beyond February 19, 2017 with transition rules that require outstanding advances to be repaid upon maturity or by that date.  In response to this action, the Company has reduced outstanding FHLB advances to $750 million as of June 30, 2016 and anticipates migrating remaining balances away from the FHLB by November 2016.  FHLB stock held by the Company in connection with advance activity was reduced by $30.0 million during the first quarter and the remaining $30.0 million held at June 30, 2016 is expected to be redeemed by December 31, 2016.

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

Index
Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
June 30, 2016
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$11,881,413	$25,232	$11,092,153	0.66%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	738,471	1,556	408,711	0.72
Agency Securities (greater than 90 days)	82,555	377	550,000	0.82
Similar borrowings:
Collateral for structured financings	1,765	–	1,765	8.12
	12,704,204	27,165	12,052,629
FHLB advances	775,991	3,218	750,000	0.64
	$13,480,195	$30,383	$12,802,629	0.67
Quarter-end borrowing rates adjusted for effects of related derivative financial instruments (Derivatives) held as cash flow hedges				0.84
December 31, 2015
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$9,080,363	$18,504	$8,585,336	0.67%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	423,710	861	346,177	0.63
Agency Securities (greater than 90 days)	1,073,254	2,519	1,150,000	0.75
Similar borrowings:
Collateral for structured financings	1,881	–	1,881	8.12
	10,579,208	21,884	10,083,394
FHLB advances	2,956,908	11,422	2,875,000	0.43
	$13,536,116	$33,306	$12,958,394	0.62
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.85

Index
Average secured borrowings outstanding during the indicated periods differed from respective ending balances primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	June 30, 2016		December 31, 2015
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives held as cash flow hedges for the indicated periods	$12,866,495	0.84%	$13,160,703	0.73%

NOTE 6 — USE OF DERIVATIVES, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

In addition to entering into longer-maturity secured borrowings when available at attractive rates and terms, Capstead attempts to mitigate exposure to higher interest rates by entering into currently-paying and forward-starting, one-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements.  These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day secured borrowings.  This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the designated borrowings, leaving the fixed-rate swap payments as the Company’s effective borrowing rate, subject to certain adjustments.  These adjustments include differences between variable-rate payments received on the swap agreements and related unhedged borrowing rates as well as the effects of measured hedge ineffectiveness.  Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

During the quarter and six months ended June 30, 2016 Capstead entered into swap agreements with notional amounts of $950 million and $2.45 billion requiring fixed-rate interest payments averaging 0.78% and 0.75% for two and three-year periods commencing on various dates between January 2016 and June 2016.  Also during the quarter and six months ended June 30, 2016, $1.10 billion and $2.80 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.47% and 0.50% matured.  At June 30, 2016, the Company’s portfolio financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Third quarter 2016 (expired July 1, 2016)	$700,000	0.56%
Fourth quarter 2016	800,000	0.66
First quarter 2017	1,000,000	0.72
Second quarter 2017	900,000	0.74
Third quarter 2017	400,000	0.74
Fourth quarter 2017	1,500,000	0.79
First quarter 2018	1,700,000	0.76
Second quarter 2018	600,000	0.79
Second quarter 2019	450,000	0.77
	$8,050,000

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

	Balance Sheet	June 30	December 31
	Location	2016	2015
Balance sheet-related
Swap agreements in a gain position (an asset) related to
Secured borrowings	(a)	$24	$7,720
Swap agreements in a loss position (a liability) related to:
Secured borrowings	(a)	(20,963)	(1,051)
Unsecured borrowings	(a)	(41,040)	(25,010)
Related net interest payable	(b)	(14,320)	(10,942)
		$(76,299)	$(29,283)

(a)
The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.  The amount of net unrealized losses scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates totaled $19.9 million at June 30, 2016.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Quarter Ended June 30		Six Months Ended June 30
	Net Income	2016	2015	2016	2015
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions		$(5,826)	$(6,863)	$(11,180)	$(13,311)
Amount of gain (loss) recognized (ineffective portion)		(239)	3	(887)	(306)
Increase in interest expense and decrease in Net income as a result of the use of Derivatives	*	$(6,065)	$(6,860)	$(12,067)	$(13,617)
Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income (loss) (effective portion)		$(22,145)	$3,400	$(54,272)	$(14,991)

*	Included in “Interest expense: Secured borrowings” on the face of the Statements of Income.

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

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet (a)		Net Amount

				Financial Instruments	Cash Collateral Received

June 30, 2016
Counterparty 4	$–	$24	$24	$(24)	$–	$–

December 31, 2015
Counterparty 2	$–	$23	$23	$(23)	$–	$–
Counterparty 4	4,758	2,939	7,697	(7,697)	–	–
	$4,758	$2,962	$7,720	$(7,720)	$–	$–

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities (b)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet (a)	Gross Amounts Not Offset in the Balance Sheet (c)
				Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2016
Derivatives by counterparty:
Counterparty 1	$41,307	$–	$41,307	$–	$(41,307)	$–
Counterparty 4	34,992	24	35,016	(24)	(34,992)	–
	76,299	24	76,323	(24)	(76,299)	–
Borrowings under repurchase arrangements	12,058,624	–	12,058,624	(12,058,624)	–	–
	$12,134,923	$24	$12,134,947	$(12,058,648)	$(76,299)	$–
December 31, 2015
Derivatives by counterparty:
Counterparty 1	$26,311	$–	$26,311	$–	$(26,311)	$–
Counterparty 2	776	23	799	(23)	(776)	–
Counterparty 4	6,954	2,939	9,893	(7,697)	(2,196)	–
	34,041	2,962	37,003	(7,720)	(29,283)	–
Borrowings under repurchase arrangements	10,090,846	–	10,090,846	(10,090,846)	–	–
	$10,124,887	$2,962	$10,127,849	$(10,098,566)	$(29,283)	$–

(a)	Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

(b)	Amounts include accrued interest of $14.3 million and $10.9 million on interest rate swap agreements and $7.8 million and $9.3 million on borrowings under repurchase arrangements, included in “Accounts payable and accrued expenses” on the face of the Balance Sheets as of June 30, 2016 and December 31, 2015, respectively.

(c)	Amounts presented are limited to recognized assets and collateral pledged associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

Index
Changes in Accumulated other comprehensive income by component for the quarter and six months ended June 30, 2016 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at March 31, 2016	$(45,207)	$167,012	$121,805
Activity for the quarter ended June 30, 2016:
Other comprehensive income (loss) before reclassifications	(22,145)	16,917	(5,228)
Amounts reclassified from accumulated other comprehensive income	5,826	–	5,826
Other comprehensive income (loss)	(16,319)	16,917	598
Balance at June 30, 2016	$(61,526)	$183,929	$122,403
Balance at December 31, 2015	$(18,434)	$154,529	$136,095
Activity for the six months ended June 30, 2016:
Other comprehensive income (loss) before reclassifications	(54,272)	29,400	(24,872)
Amounts reclassified from accumulated other comprehensive income	11,180	–	11,180
Other comprehensive income (loss)	(43,092)	29,400	(13,692)
Balance at June 30, 2016	$(61,526)	$183,929	$122,403

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, for a total face amount of $100 million.  In 2015 the Company retrospectively adopted ASU 2015-03, which requires debt issuance costs to be recorded as direct deductions from the carrying amounts of the related liabilities, consistent with debt discounts.  Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for effects of related currently-paying Derivatives held as cash flow hedges) as of June 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

		June 30, 2016		December 31, 2015
		Borrowings Outstanding	Average Rate *	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035	($35,000 face amount)	$34,257	7.92%	$34,234	7.91%
December 2035	($40,000 face amount)	39,263	7.68	39,244	7.68
September 2036	($25,000 face amount)	24,520	8.95	24,508	8.96
		$98,040	8.08	$97,986	8.08

*	The average borrowing rate for total unsecured borrowings, adjusted for the effects of related Derivatives held for hedging purposes, will decline to 7.77% effective September 15, 2016, coinciding with the 20-year floating rate period of the September 2036 notes.

The notes maturing in October 2035 and December 2035 are currently redeemable, in whole or in part, without penalty, at the Company’s option.  The notes maturing in September 2036 are redeemable, in whole or in part, without penalty, at the Company’s option anytime on or after September 15, 2016.

Index
NOTE 8 — CAPITAL TRANSACTIONS

During the quarter and six months ended June 30, 2016, Capstead issued an additional 40,000 and 48,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at average prices of $24.08 and $24.05, net of underwriting fees and other costs, for net proceeds of $961,000 and $1.2 million, respectively.

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

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$2,948	$3,000	$3,817	$3,900
Lending counterparty investments	35,002	35,002	65,002	65,002
Portfolio-related interest rate swap agreements	24	24	7,720	7,720
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	2,143,179	2,143,800	3,246,177	3,245,000
Unsecured borrowings	98,040	69,800	97,986	77,200
Interest rate swap agreements:
Portfolio-related	20,963	20,963	1,051	1,051
Unsecured borrowings-related	41,040	41,040	25,010	25,010

Index
Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized Cost Basis	Gross Unrealized		Fair Value
		Gains	Losses
June 30, 2016
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,387,983	$169,161	$1,602	$10,555,542
Ginnie Mae	3,324,482	20,586	4,216	3,340,852
Residential mortgage securities classified as held-to-maturity	2,201	27	–	2,228
December 31, 2015
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	10,331,965	166,794	10,954	10,487,805
Ginnie Mae	3,661,766	11,705	13,016	3,660,455
Residential mortgage securities classified as held-to-maturity	2,660	44	–	2,704

	June 30, 2016		December 31, 2015
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$632,671	$3,129	$597,652	$4,259
Less than one year	922,011	2,689	4,468,844	19,711
	$1,554,682	$5,818	$5,066,496	$23,970

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

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments were considered other-than-temporarily impaired at June 30, 2016.

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

Index
Equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan, approved by stockholders in May 2014.  At June 30, 2016, this plan had 3,730,422 shares of common stock remaining available for future issuances.

Short-term Incentive Compensation Programs

Under the provisions of Capstead’s annual incentive compensation program, each participating executive has an overall target award opportunity equal to 125% of base salary.  Awards are earned based on (a) relative and absolute economic return (change in book value per share of common stock plus common stock dividends divided by beginning book value per share), (b) relative operating cost efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), and (c) attainment of individual goals and objectives.  Each performance metric is assigned a weighting and performance relative to each metric is calculated separately.  No awards can be earned for performance below defined threshold return levels and awards are capped for performance above defined maximum return levels.  Included in Accounts payable and accrued expenses at June 30, 2016 are annual incentive compensation accruals for participating executives, together with discretionary accruals for all other employees, totaling $1.1 million.  Recognized in Compensation-related expense are $530,000 and $1.1 million related to annual incentive compensation for all employees for the quarter and six months ended June 30, 2016, respectively.  An additional $655,000 was recognized in Compensation-related expense during the quarter ended March 31, 2016 related to the March 2016 finalization of 2015 program results.

The Committee administers an additional performance-based short-term incentive compensation program for key executives that provides for quarterly cash payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting shares of common stock (“Dividend Equivalent Rights” or “DERs”).  DERs only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  Included in Accounts payable and accrued expenses are second quarter 2016 DERs distribution amounts totaling $150,000 that were paid in July 2016.  Recognized in Compensation-related expense are $150,000 and $320,000 related to the DERs program for the quarter and six months ended June 30, 2016, respectively.

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

Index
Pursuant to this program, in February 2016, January 2015 and December 2013 the Committee granted 269,354, 247,512 and 242,505 RSUs with three-year performance periods ending December 31, 2018, 2017 and 2016, respectively.  Initial grant date fair values developed for compensation cost purposes of $8.03, $8.83 and $12.45 were assigned to the units of each grant, respectively.  Due to lowered expectations for attainment of certain performance metrics, the three-year cost estimate associated with the December 2013 grant has been reduced three times since issuance (in June 2016, December 2015 and December 2014), to $3.81 per unit. With the 2015 departure of a participating executive, 37,199 and 36,467 RSUs issued in 2015 and 2013, respectively, were forfeited.  Recognized in Compensation-related expense are $116,000 and $549,000 related to outstanding RSUs for the quarter and six months ended June 30, 2016, respectively.  Included in Common Stock dividends payable at June 30, 2016 are estimated dividends payable pertaining to these awards of $386,000.

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

As a component of the Company’s director compensation program, directors are granted common stock awards annually upon election or re-election to the board of directors that vest approximately one year from issuance.  In July 2015, director common stock awards for a total of 35,000 shares with a grant date fair value of $11.41 per share were granted that vested on July 15, 2016.

Performance-based and service-based stock award activity for the six months ended June 30, 2016 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock awards outstanding at December 31, 2015	288,861	$11.98
Grants	128,609	8.63
Vestings	(118,784)	12.17
Unvested stock awards outstanding at June 30, 2016	298,686	10.46

During the quarter and six months ended June 30, 2016, the Company recognized in Compensation-related expense $229,000 and $441,000, respectively, related to amortization of the grant date fair value of employee stock awards.  The amounts amortized for these periods assumed that any applicable performance metrics would continue to be met for related initial measurement periods.  Included in Common Stock dividends payable at June 30, 2016 are estimated dividends payable pertaining to these awards of $314,000.  In addition, the Company recognized in Other general and administrative expense $100,000 and $200,000 related to amortization of the grant date fair value of director stock awards during the quarter and six months ended June 30, 2016, respectively.  Unrecognized compensation expense for unvested stock awards totaled $1.4 million as of June 30, 2016, to be expensed over a weighted average period of 1.5 years (assumes minimal employee and director attrition and any applicable performance metrics would continue to be met for related initial measurement periods).

Index
Service-based stock awards issued to directors and to employees not awarded RSUs receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Outstanding performance-based stock awards and stock awards issued to key executives defer the payment of dividends accruing between the grant dates and the end of related performance or service periods.  If these awards do not vest, the related accrued dividends will be forfeited.

Long-term Equity-based Awards – Option Awards

At June 30, 2016 option awards for 40,000 shares of common stock were outstanding with a weighted average strike price of $11.86.  These awards are currently exercisable, have no aggregate intrinsic value and have a weighted average remaining contractual term of 2.0 years.  No option award activity occurred during the quarter and six months ended June 30, 2016.  All outstanding option awards were granted prior to 2010, have ten-year contractual terms and were issued with strike prices equal to the closing market price of Capstead’s common stock on the dates of grant.  The fair value of these awards was estimated at that time using a Black-Scholes option pricing model and was expensed over the related vesting periods.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its executives.  In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s base salary and annual incentive compensation payments. The Company also makes discretionary contributions of up to another 3% of such compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements that have been met by nearly all of Capstead’s current employees.  During the quarter and six months ended June 30, 2016, the Company recognized in Compensation-related expense $78,000 and $187,000 related to contributions to these plans, respectively.

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

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  In August 2015 the Company began supplementing its traditional borrowings with advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati; however, in early 2016 the FHLB system regulator issued a ruling largely curtailing the mortgage REIT industry’s access to such advances.  In response, the Company has migrated all but $750 million of its $2.88 billion of FHLB advances outstanding at year-end back to repurchase arrangements and anticipates migrating remaining balances away from the FHLB by November 2016.

Long-term investment capital totaled $1.38 billion at June 30, 2016, consisting of $1.08 billion of common stockholders’ equity, $198 million of preferred stockholders’ equity and $98 million of unsecured borrowings maturing in 2035 and 2036 (recorded amounts).  Long-term investment capital decreased by $17 million during the six months ended June 30, 2016 primarily because increases in unrealized portfolio gains were outstripped by increases in unrealized losses on interest rate swap agreements held for hedging purposes.  With the significant improvement in the Company’s stock price subsequent to the January 27, 2016 announcement of fourth quarter 2015 earnings and board authorization of a $100 million common stock repurchase program, no shares were repurchased pursuant to this program as of August 8, 2016.

Portfolio leverage (secured borrowings divided by long-term investment capital) was unchanged from December 31, 2015 to June 30, 2016 at 9.28 as a $156 million reduction in secured borrowings to $12.80 billion at June 30, 2016 was largely offset by a $17 million reduction in long-term investment capital.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $22 million and $49 million or $0.19 and $0.43 per diluted common share for the quarter and six months ended June 30, 2016, respectively, compared to $25 million and $59 million or $0.22 and $0.54 per diluted common share for the same periods in 2015, respectively.  The Company declared a second quarter 2016 common dividend of $0.23 per share that was paid on July 20, 2016 to holders of record on June 30, 2016.  Second quarter earnings were lower than first quarter 2016 earnings primarily because of an increase in investment premium amortization due to higher mortgage prepayment levels that was only partially offset by higher cash yields largely attributable to mortgage loans underlying the portfolio resetting to higher rates based on higher prevailing six- and 12-month interest rate indices.

Index
In connection with the July 14, 2016 resignation of the Company’s former President and Chief Executive Officer, the Company anticipates recording approximately $2.7 million in separation-related charges in the third quarter.

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

Common Stock Repurchase Program

On January 27, 2016 Capstead’s board of directors authorized the repurchase of up to $100 million in common stock when such repurchases are deemed appropriate relative to portfolio reinvestment options and liquidity needs.  With the significant improvement in the Company’s common stock price subsequent to announcing fourth quarter 2015 earnings and the authorization of this program, no shares have been repurchased as of August 8, 2016.

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

Preferred Equity Capital Issuances

During the quarter and six months ended June 30, 2016, Capstead issued an additional 40,000 and 48,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at average prices of $24.08 and $24.05, net of underwriting fees and other costs, for net proceeds of $961,000 and $1.2 million, respectively.  Additional amounts of Series E preferred capital may be raised in the future under this program or by other means, subject to market conditions, compliance with federal securities laws and tax regulations as well as blackout periods associated with the dissemination of important Company-specific news.

Book Value per Common Share

Nearly all of Capstead’s residential mortgage investments and all of its interest rate swap agreements are recorded at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per share of common stock (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock).  The Company’s borrowings, however, are not recorded at fair value on the balance sheet.  Fair value is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels, among other factors.  The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels generally within five years.  Because of these characteristics, the fair value of the Company’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest  rates compared to leveraged portfolios containing a significant amount of non-agency securities or longer-duration ARM and/or fixed-rate Agency Securities.  The following table illustrates the progression of the Company’s book value per share of common stock as well as changes in book value expressed as percentages of beginning book value for the quarter and six months ended June 30, 2016:

Index
	Quarter Ended June 30, 2016		Six Months Ended June 30, 2016
Book value per common share, beginning of period	$11.25		$11.42
Change in unrealized gains and losses on mortgage securities classified as available-for-sale	0.17		0.31
Change in unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Secured borrowings	(0.11)		(0.28)
Unsecured borrowings	(0.06)		(0.17)
	–	–%	(0.14)	(1.2)%
Capital transactions:
Dividend distributions in excess of earnings	(0.04)		(0.06)
Other (principally related to equity awards)	–		(0.01)
	(0.04)	(0.4)%	(0.07)	(0.6)%
Book value per common share, end of period	$11.21		$11.21
Decrease in book value per common share during the indicated periods	$(0.04)	(0.4)%	$(0.21)	(1.8)%

Residential Mortgage Investments

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter and six months ended June 30, 2016 (dollars in thousands):

	Quarter Ended June 30, 2016	Six Months Ended June 30, 2016
Residential mortgage investments, beginning of period	$13,835,131	$14,154,737
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.24% and 2.30%, respectively	1,016,192	1,464,188
Investment premiums on acquisitions*	33,786	48,549
Portfolio runoff (principal amount)	(967,431)	(1,736,268)
Investment premium amortization	(33,052)	(59,063)
Increase in net unrealized gains on securities classified as available-for-sale	16,917	29,400
Residential mortgage investments, end of period	$13,901,543	$13,901,543
Increase (decrease) in residential mortgage investments during the indicated periods	$66,412	$(253,194)

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
Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at June 30, 2016 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$4,235,884	2.55%	2.71%	1.70%	3.25%	9.56%	5.7
Freddie Mac Agency Securities	1,730,531	2.64	2.86	1.82	2.70	9.63	6.7
Ginnie Mae Agency Securities	1,868,551	2.32	1.98	1.51	1.06	8.33	6.6
Residential mortgage loans	2,123	3.82	2.68	2.07	1.65	11.09	4.9
(57% of total)	7,837,089	2.52	2.57	1.68	2.61	9.28	6.1
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,443,884	2.75	2.86	1.63	3.42	7.76	41.7
Freddie Mac Agency Securities	1,977,671	2.74	2.88	1.67	2.72	7.82	42.9
Ginnie Mae Agency Securities	1,455,931	2.88	1.96	1.51	1.04	7.92	42.0
(43% of total)	5,877,486	2.78	2.65	1.61	2.59	7.82	42.2
	$13,714,575	2.63	2.60	1.65	2.60	8.66	21.6

Gross WAC (rate paid by borrowers) (c)		3.22

(a)
Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At June 30, 2016, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.21.  This table excludes $3 million in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)
Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments.  As such, it is similar to the cash yield on the portfolio which is calculated using amortized cost basis.  Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date.  Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps.  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 69% of current-reset ARMs were subject to periodic caps averaging 1.74%; 22% were subject to initial caps averaging 3.52%; 8% were subject to lifetime caps averaging 7.44%; and 1% were not subject to a cap.  All longer-to-reset ARM securities at June 30, 2016 were subject to initial caps.

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

After consideration of any applicable initial fixed-rate periods, at June 30, 2016 approximately 89%, 7% and 4% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively.  Approximately 78% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at June 30, 2016 approximately 8% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 24 months.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

Secured Borrowings

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financings.  The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.

In August 2015 the Company began supplementing its borrowings under repurchase arrangements with advances from the FHLB of Cincinnati.  On January 12, 2016 the FHLB system regulator finalized rules originally proposed in 2014 that generally preclude captive insurers from remaining members beyond February 19, 2017 with transition rules that require outstanding advances to be repaid upon maturity or by that date.  In response to this action, the Company has migrated all but $750 million of its $2.88 billion of FHLB advances outstanding at year-end back to repurchase arrangements and anticipates migrating remaining balances away from the FHLB by November 2016.  FHLB stock held by the Company in connection with advance activity was reduced by $30.0 million during the six months ended June 30, 2016 and the remaining $30.0 million held at June 30, 2016 is expected to be redeemed by December 31, 2016.

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.5 percent and ranged from 2.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at June 30, 2016.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $700 million of capital at risk with its lending counterparties at June 30, 2016.  The Company did not have capital at risk with any single counterparty exceeding 4.5% of total stockholders’ equity at June 30, 2016.

Index
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

As of June 30, 2016 the Company’s secured borrowings totaled $12.80 billion with 23 counterparties at average rates of 0.67%, before the effects of currently-paying interest rate swap agreements held as cash flow hedges and 0.84% including the effects of these derivatives.  To help mitigate exposure to rising short-term interest rates, the Company uses pay-fixed, receive-variable interest rate swap agreements generally with two-year interest payment terms supplemented with longer-maturity secured borrowings, when available at attractive rates and terms.  Excluding $700 million notional amount of swap agreements that expired July 1, 2016, at quarter-end the Company held $7.35 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the second quarter of 2019 and a weighted average expiration of 15 months.  Secured borrowings with remaining maturities of greater than six months totaled $100 million at quarter-end with a weighted average remaining maturity of six months.

After consideration of all portfolio financing-related swap positions entered into as of quarter-end, the Company’s residential mortgage investments and secured borrowings had estimated durations at June 30, 2016 of 10½ and 8¾ months, for a net duration gap of approximately 1¾ months – see pages 33 and 34 under the caption “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-maturity secured borrowings, if available at attractive rates and terms.

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

Index
Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of June 30, 2016 in comparison with December 31, 2015 (in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Balances as of June 30, 2016:
Residential mortgage investments	$13,901,543	$12,802,629	$1,098,914	$477,843
Cash collateral receivable from swap counterparties, net (c)			31,191	–
Other assets, net of other liabilities			249,057	129,171
			$1,379,162	$607,014	9.28:1
Balances as of December 31, 2015	$14,154,737	$12,958,394	$1,396,310	$702,881	9.28:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.

(b)	Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted financing arrangements considering management’s estimate of the fair value of residential mortgage investments held as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.

(c)	Cash collateral receivable from swap counterparties is presented net of cash collateral payable to swap counterparties, if applicable, and the fair value of interest rate swap positions as of the indicated date.

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

Future levels of portfolio leverage will be dependent on many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”).  At June 30, 2016 portfolio leverage was unchanged from year-end as a $156 million reduction in secured borrowings to $12.80 billion at June 30, 2016 was largely offset by a $17 million reduction in long-term investment capital.  Potential liquidity declined during this period due largely to capital deployed to support swap positions, mortgage securities principal remittance receivables and the decline in long-term investment capital.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Index
Supplemental Analysis of Quarterly Financing Spreads

Quarterly financing spreads and mortgage prepayment rates were as follows for the indicated periods:

	2016		2015				2014
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Total financing spreads: (a)
Yields on all interest-earning assets	1.53%	1.69%	1.62%	1.40%	1.42%	1.66%	1.61%	1.56%
Borrowing rates on all interest-paying liabilities	0.89	0.87	0.79	0.74	0.68	0.65	0.63	0.57
Total financing spreads	0.64	0.82	0.83	0.66	0.74	1.01	0.98	0.99
Financing spreads on residential mortgage investments, a non- GAAP financial measure:
Cash yields on residential mortgage investments (b)	2.50	2.47	2.44%	2.42%	2.41%	2.42%	2.43%	2.44%
Investment premium amortization (b)	(0.96)	(0.75)	(0.81)	(0.99)	(0.95)	(0.72)	(0.77)	(0.84)
Yields on residential mortgage investments	1.54	1.72	1.63	1.43	1.46	1.70	1.66	1.60
Unhedged secured borrowing rates (c)	0.67	0.65	0.48	0.45	0.41	0.38	0.36	0.32
Hedged secured borrowing rates (c)	0.96	0.93	0.87	0.84	0.77	0.75	0.72	0.66
Secured borrowing rates	0.84	0.82	0.73	0.69	0.62	0.59	0.56	0.51
Financing spreads on residential mortgage investments	0.70	0.90	0.90	0.74	0.84	1.11	1.10	1.09
Constant prepayment rate (“CPR”)	23.19	18.23	19.62	23.21	21.98	16.66	17.58	19.18

(a)
All interest-earning assets include residential mortgage investments, overnight investments and cash collateral receivable from interest rate swap counterparties.  All interest-paying liabilities include unsecured borrowings and cash collateral payable to interest rate swap counterparties.

(b)
Cash yields are based on the cash component of interest income.  Investment premium amortization is determined using the interest method which incorporates actual and anticipated future mortgage prepayments.  Both are expressed as a percentage calculated on average amortized cost basis for the indicated periods.

(c)
Unhedged borrowing rates represent average rates on secured borrowings, before consideration of related currently-paying interest rate swap agreements.  Hedged borrowing rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements held for portfolio hedging purposes adjusted for differences between LIBOR-based variable-rate payments received on these swaps and unhedged borrowing rates, as well as the effects of any hedge ineffectiveness.  Average fixed-rate swap payments were 73 and 69 basis points for the second and first quarters of 2016, respectively, while the variable-rate payment adjustments equated to 23 and 24 basis points on average currently-paying swap notional amounts outstanding for the same periods.

Cash yields have benefited in recent quarters from higher coupon interest rates as mortgage loans underlying the Company’s current-reset ARM securities reset to higher rates based on higher prevailing six- and 12-month interest rate indices.  The majority of these loans reset annually based on margins over indices such as the 12-month LIBOR, which increased an additional two basis points during the second quarter of 2016 to 1.23% at June 30, 2016, following a three basis point increase during the first quarter of 2016.  This index increased 33 basis points during the fourth quarter of 2015 and 55 basis points during all of 2015 reflecting expectations for higher short-term interest rates, culminating in the December 2015 Federal Funds Rate increase.

Index
Portfolio yield adjustments for investment premium amortization are primarily driven by mortgage prepayment and investment premium levels.  Mortgage prepayment levels are heavily influenced by the availability of mortgage financing at attractive terms and the overall health of the housing markets as well as seasonal factors.  After receding fairly steadily from a monthly high of 23.93% CPR in July of 2015 to 16.93% in February of 2016, mortgage prepayment levels began increasing reflecting declines in prevailing interest rates.  With ten-year U.S. Treasury yields declining 80 basis points from year-end to 1.47% on June 30, 2016, further increases in premium amortization can be expected to weigh on third quarter 2016 results before the current refinancing waive begins to dissipate.

Higher unhedged borrowing rates thus far in 2016 are primarily attributable to higher rates negotiated with lending counterparties after the December Federal Funds Rate increase.  The regulator-induced moratorium on FHLB advances in mid-January also contributed marginally to higher rates as lower-cost FHLB advances were replaced with repurchase arrangements.  Fixed swap rates also increased as expiring swap contracts were replaced at higher rates.

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

	2016		2015				2014
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Total financing spreads	0.64%	0.82%	0.83%	0.66%	0.74%	1.01%	0.98%	0.99%
Impact of yields on other interest-earning assets*	0.01	0.03	0.01	0.03	0.04	0.04	0.05	0.04
Impact of borrowing rates on other interest-paying liabilities*	0.05	0.05	0.06	0.05	0.06	0.06	0.07	0.06
Financing spreads on residential mortgage investments	0.70	0.90	0.90	0.74	0.84	1.11	1.10	1.09

	Six Months Ended June 30
	2016	2015
Total financing spreads	0.73%	0.88%
Impact of yields on other interest-earning assets*	0.02	0.03
Impact of borrowing rates on other interest-paying liabilities*	0.05	0.06
Financing spreads on residential mortgage investments	0.80	0.97

*
Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of unsecured borrowings (at an average borrowing rate of 8.07% for the second quarter of 2016) and cash collateral payable to interest rate swap counterparties.

Index
RESULTS OF OPERATIONS

	Quarter Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments (before investment premium amortization)	$86,361	$83,398	$171,872	$167,121
Investment premium amortization	(33,052)	(33,057)	(59,063)	(58,135)
Related interest expense	(27,014)	(20,098)	(53,596)	(39,312)
	26,295	30,243	59,213	69,674
Other interest income (expense)	(1,848)	(2,023)	(3,633)	(4,052)
	24,447	28,220	55,580	65,622
Other revenue (expense):
Compensation-related expense	(2,042)	(2,160)	(5,266)	(4,509)
Other general and administrative expense	(1,157)	(1,170)	(2,326)	(2,319)
Miscellaneous other revenue	382	54	995	107
	(2,817)	(3,276)	(6,597)	(6,721)
Net income	$21,630	$24,944	$48,983	$58,901
Net income per diluted common share	$0.19	$0.22	$0.43	$0.54
Average diluted shares outstanding	95,786	95,689	95,766	95,682
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.50%	2.41%	2.48%	2.41%
Investment premium amortization	(0.96)	(0.95)	(0.85)	(0.84)
Adjusted yields	1.54	1.46	1.63	1.57
Other interest-earning assets	0.42	0.12	0.34	0.11
Total average yields	1.53	1.42	1.61	1.54
Average borrowing rates:
Secured borrowings:
Unhedged borrowing rates	0.67	0.41	0.66	0.39
Hedged borrowing rates	0.96	0.77	0.95	0.76
Adjusted portfolio-related borrowing rates	0.84	0.62	0.83	0.60
Unsecured borrowings	8.07	8.49	8.07	8.49
Total average borrowing rates	0.89	0.68	0.88	0.66
Average total financing spreads	0.64	0.74	0.73	0.88
Average financing spreads on residential mortgage investments, a non-GAAP financial measure *	0.70	0.84	0.80	0.97
Average net yield on total interest-earning assets	0.70	0.80	0.79	0.93
Average CPR	23.19	21.98	20.71	19.32
Average balance information:
Residential mortgage investments (cost basis)	$13,838	$13,854	$13,835	$13,844
Other interest-earning assets	122	341	190	336
Secured borrowings	12,866	13,030	12,955	13,009
Currently-paying swap agreements (notional amounts)	7,452	7,522	7,502	7,396
Unsecured borrowings (included in long-term investment capital)	98	98	98	98
Long-term investment capital (“LTIC”)	1,388	1,502	1,393	1,501
Operating costs as a percentage of average LTIC	0.93%	0.89%	1.10%	0.92%
Return on average LTIC	6.84	7.23	7.64	8.48
Return on average common equity capital	6.55	7.02	7.57	8.55

*
Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on Capstead’s residential mortgage investments, net of secured borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings.  See page 29 for a reconciliation of these financial measures and the Company’s rationale for using this non-GAAP financial measure.

Index
Capstead’s net income totaled $22 million and $49 million or $0.19 and $0.43 per diluted common share for the quarter and six months ended June 30, 2016, respectively, compared to $25 million and $59 million or $0.22 and $0.54 per diluted common share for the same periods in 2015.  Earnings were lower in 2016 primarily because of higher borrowing rates on secured borrowings.

Total financing spreads averaged 0.64% and 0.73% for the quarter and six months ended June 30, 2016, respectively, compared to 0.74% and 0.88% for the same periods in 2015.  Financing spreads on residential mortgage investments averaged 0.70% and 0.80% for the quarter and six months ended June 30, 2016, respectively, compared to 0.84% and 0.97% for the same periods in 2015.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes.  See page 29 for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to total financing spreads.

Yields on residential mortgage investments averaged 1.54% and 1.63% during the quarter and six months ended June 30, 2016, respectively, compared to 1.46% and 1.57% for the same periods in 2015.  Cash yields averaged 2.50% and 2.48% during the quarter and six months ended June 30, 2016, compared to 2.41% for both periods in 2015, largely due to ARM loan coupon interest rates resetting higher to more current rates.  The yield adjustment for investment premium amortization averaged 96 and 85 basis points during the quarter and six months ended June 30, 2016, respectively, compared to 95 and 84 basis points for the same periods in 2015.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets as well as seasonal factors.

Secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes averaged 0.84% and 0.83% during the quarter and six months ended June 30, 2016, respectively, compared to 0.62% and 0.60% for the same periods in 2015.  Unhedged borrowing rates accounted for most of the increase, with the remainder attributable to higher interest rate swap costs.  Market conditions, including the 25 basis point increase in the Federal Funds Rate in December 2015, contributed to higher borrowing rates.  Swap costs were impacted by the expiration of older, lower-rate swaps.  Currently-paying swap balances were relatively stable, averaging $7.45 billion and $7.50 billion for the quarter and six months ended June 30, 2016, respectively, compared to $7.52 billion and $7.40 billion for the quarter and six months ended June 30, 2015.  Hedged borrowing rates consist of fixed swap rates adjusted for differences between LIBOR-based variable-rate payments received on these swaps and designated 30- to 90-day unhedged borrowing rates, as well as the effects of hedge ineffectiveness.  Average fixed-rate swap payments were 73 and 71 basis points for the quarter and six months ended June 30, 2016, respectively, compared to 55 and 54 basis points for the same periods in 2015.  Variable-rate payment adjustments equated to 23 and 24 basis points on average currently-paying swap notional amounts outstanding for the quarter and six months ended June 30, 2016, respectively, compared to 22 basis points for both periods in 2015.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Other interest income (expense) benefited during the quarter and six months ended June 30, 2016 from higher rates on overnight investments and lower hedged borrowing rates on $75 million of the Company’s $100 million face amount of outstanding unsecured borrowings compared to amounts reported for the same periods in 2015.

Operating costs as a percentage of long-term investment capital averaged 0.93% and 1.10% for the quarter and six months ended June 30, 2016, respectively, four and 18 basis points higher than reported for the same periods in 2015.  Approximately nine basis points, or half of the year-to-date increase is a result of finalizing 2015 performance-based short-term incentive compensation program results in March of 2016, with the other half of the increase attributable to other operating cost increases and lower levels of long-term investment capital, primarily attributable to book value declines.  As further described in NOTE 10 to the accompanying consolidated financial statements (included in Item 1 of this report), the Company’s compensation programs are based in part on relative economic return performance metrics.  Economic return is defined as the change in book value per share of common stock plus common stock dividends declared divided by beginning book value per share.

Index
Miscellaneous other revenue was higher for the quarter and six months ended June 30, 2016 compared to the same periods in 2015 primarily because of the inclusion of dividends on FHLB stock held by the Company in connection with FHLB advance activity.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are secured borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” on page 27 illustrates management’s estimate of additional funds potentially available to the Company at June 30, 2016 and the accompanying discussion provides insight into the Company’s perspective on the appropriate level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

On January 27, 2016 Capstead’s board of directors authorized the repurchase of up to $100 million in common stock when such repurchases are deemed appropriate relative to portfolio reinvestment options and liquidity needs.  No shares were repurchased pursuant to this program as of August 8, 2016.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.  In August 2015 the Company began supplementing its traditional borrowings with FHLB advances; however, in early 2016 the FHLB system regulator issued a ruling generally eliminating the mortgage REIT industry’s access to such advances.  In response to this action, the Company has migrated all but $750 million of its $2.88 billion of FHLB advances outstanding at December 31, 2015 back to repurchase arrangements as of June 30, 2016 and anticipates migrating remaining balances away from the FHLB by November 2016.  FHLB stock held by the Company in connection with advance activity totaling $30.0 million at June 30, 2016 is expected to be redeemed by December 31, 2016.

None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Secured borrowings totaled $12.80 billion at June 30, 2016, with $12.00 billion maturing within 90 days.  Secured borrowings began the year at $12.96 billion and averaged $12.87 billion and $12.96 billion during the quarter and six months ended June 30, 2016, respectively.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

Index
To help mitigate exposure to rising short-term interest rates, the Company uses pay-fixed, receive-variable interest rate swap agreements supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  Excluding $700 million notional amount of swap agreements that expired July 1, 2016, at June 30, 2016 the Company held $7.35 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the second quarter of 2019 and a weighted average expiration of 15 months.  Secured borrowings with remaining maturities of greater than six months totaled $100 million at June 30, 2016 with a weighted average remaining maturity of six months.  Relative to the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings, the Company entered into forward-starting swap agreements to effectively lock in lower fixed rates of interest on these borrowings.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

During the quarter and six months ended June 30, 2016, Capstead issued 40,000 and 48,000 shares, of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program for net proceeds of $961,000 and $1 million, respectively.  Additional amounts of Series E preferred capital and new common equity capital may be raised in the future under continuous offering programs or by other means.  Any such capital raising activity will be subject to market conditions such as pricing levels for these securities, capital deployment opportunities or needs, the status of stock repurchase programs, if applicable, as well as compliance with federal securities laws and tax regulations as well as blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

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

To further reduce exposure to higher short-term interest rates, the Company uses interest rate swap agreements that typically require interest payments for two-year terms, as well as longer-maturity secured borrowings, if available at attractive rates and terms.  These transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  After consideration of portfolio financing-related swap positions held to hedge changes in short-term interest rates, at June 30, 2016 the Company’s residential mortgage investments and secured borrowings had estimated durations of 10½ and 8¾ months, for a net duration gap of approximately 1¾ months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings, if available at attractive rates and terms.

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

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%
Projected 12-month percentage change in net interest margins: *
June 30, 2016	0.25-0.50%	1.47%	(9.6)%	0.9%	(3.4)%
December 31, 2015	0.25-0.50	2.27	(9.2)	(0.1)	(5.3)
Projected percentage change in portfolio and related derivative values: *
June 30, 2016	0.25-0.50	1.47	–	(0.2)	(0.4)
December 31, 2015	0.25-0.50	2.27	0.1	(0.3)	(0.5)

*	Sensitivity of net interest margins as well as portfolio and related derivative values to changes in interest rates is determined relative to the actual rates at the applicable date. Note that the projected 12-month net interest margin change is predicated on acquisitions of similar assets sufficient to replace runoff. There can be no assurance that suitable investments will be available for purchase at attractive prices, if investments made will behave in the same fashion as assets currently held or if management will choose to replace runoff with such assets.

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

ITEM 4.      CONTROLS AND PROCEDURES

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2016.

Index
PART II. — OTHER INFORMATION

ITEM 6.          EXHIBITS

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(6)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(7)
10.04	Second Amended and Restated Incentive Bonus Plan.(8)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	Form of stock award agreements for employees with performance conditions.(9)
10.07	Form of stock award agreements for employees with performance conditions and deferral of dividends.(10)
10.08	2013 Annual Incentive Plan (short-term).(11)
10.09	2014 Annual Incentive Compensation Program (short-term).(3)
10.10	2014 Long-Term Award Criteria, as corrected.(3)
10.11	Form of performance unit agreement.(12)
10.12	2016 Annual Incentive Compensation Program.(13)
10.13	Form of restricted stock agreement for employees. (13)
10.14	2016 Long-Term Performance Unit Award Criteria. (13)
10.15	Form of performance unit agreement for employees. (13)
10.16	Sales agreement, dated January 23, 2015, by and between the Company and its continuous offering program sales manager.(14)
10.17	Severance agreement, dated May 3, 2016, by and between the Company and Roy S. Kim. (15)
10.18	Consulting Agreement, dated July 14, 2016, by and between the Company and Andrew F. Jacobs. (16)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Index
Exhibit Number	DESCRIPTION

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 5, 2011, for the event dated May 4, 2011.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2008.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2010.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on October 23, 2013 for the event dated October 21, 2013.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 6, 2015, for the event dated January 2, 2015.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 4, 2016, for the event dated February 1, 2016.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 29, 2015, for the event dated January 23, 2015.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-08896) for the quarter ended March 31, 2016.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on July 15, 2016, for the event dated July 14, 2016.
*	Filed herewith
**	Furnished herewith

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: August 8, 2016	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer,
Chief Financial Officer and Secretary