Form 10-Q
period 2016-09-30
CAPSTEAD MORTGAGE CORP
filed 2016-11-04
CIK 766701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

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

Large accelerated filer☑	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐     NO   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	95,988,971 as of November 4, 2016

CAPSTEAD MORTGAGE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

INDEX

PART I. — FINANCIAL INFORMATION

Index
ITEM 1.          FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except pledged and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Residential mortgage investments ($13.09 and $13.54 billion pledged at September 30, 2016 and December 31, 2015, respectively)	$13,582,323	$14,154,737
Cash collateral receivable from interest rate swap counterparties	73,191	50,193
Interest rate swap agreements at fair value	2,501	7,720
Cash and cash equivalents	83,697	54,185
Receivables and other assets	164,102	179,531
	$13,905,814	$14,446,366
Liabilities
Secured borrowings	$12,431,839	$12,958,394
Interest rate swap agreements at fair value	46,954	26,061
Unsecured borrowings	98,065	97,986
Common stock dividend payable	22,687	25,979
Accounts payable and accrued expenses	36,159	39,622
	12,635,704	13,148,042
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized: 7.50% Cumulative Redeemable Preferred Stock, Series E, 8,204 and 8,156 shares issued and outstanding ($205,107 and $203,902 aggregate liquidation preferences) at September 30, 2016 and December 31, 2015, respectively	198,331	197,172
Common stock - $0.01 par value; 250,000 shares authorized: 95,989 and 95,825 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	960	958
Paid-in capital	1,296,550	1,310,563
Accumulated deficit	(346,464)	(346,464)
Accumulated other comprehensive income	120,733	136,095
	1,270,110	1,298,324
	$13,905,814	$14,446,366

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Quarter Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Interest income:
Residential mortgage investments	$49,845	$49,485	$162,654	$158,471
Other	174	88	494	281
	50,019	49,573	163,148	158,752
Interest expense:
Secured borrowings	(26,636)	(22,272)	(80,232)	(61,584)
Unsecured borrowings	(1,970)	(2,122)	(5,923)	(6,367)
	(28,606)	(24,394)	(86,155)	(67,951)
	21,413	25,179	76,993	90,801
Other revenue (expense):
Compensation-related expense	(1,299)	(3,064)	(6,565)	(7,573)
Separation of service charge	(2,740)	–	(2,740)	–
Other general and administrative expense	(1,239)	(1,309)	(3,565)	(3,628)
Miscellaneous other revenue	305	261	1,300	368
	(4,973)	(4,112)	(11,570)	(10,833)
Net income	$16,440	$21,067	$65,423	$79,968
Net income available to common stockholders:
Net income	$16,440	$21,067	$65,423	$79,968
Less preferred stock dividends	(3,846)	(3,809)	(11,515)	(11,339)
	$12,594	$17,258	$53,908	$68,629

Net income per common share:
Basic and diluted	$0.13	$0.18	$0.56	$0.72

Weighted average common shares outstanding:
Basic	95,678	95,530	95,647	95,500
Diluted	95,866	95,721	95,799	95,695

Cash dividends declared per share:
Common	$0.23	$0.26	$0.72	$0.88
Series E preferred	0.47	0.47	1.41	1.41

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Quarter Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net income	$16,440	$21,067	$65,423	$79,968

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	(19,155)	(11,130)	10,245	(23,770)
Amounts related to cash flow hedges:
Change in net unrealized losses	12,558	(21,235)	(41,714)	(36,226)
Reclassification adjustment for amounts included in net income	4,927	7,183	16,107	20,494
	(1,670)	(25,182)	(15,362)	(39,502)
Comprehensive income (loss)	$14,770	$(4,115)	$50,061	$40,466

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited

	Nine Months Ended September 30
	2016	2015
Operating activities:
Net income	$65,423	$79,968
Noncash items:
Amortization of investment premiums	95,139	92,458
Amortization of equity-based awards	1,241	1,708
Other depreciation and amortization	97	100
Change in measureable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	506	130
Net change in receivables, other assets, accounts payable and accrued expenses	(953)	6,389
Net cash provided by operating activities	161,453	180,753
Investing activities:
Purchases of residential mortgage investments	(2,319,819)	(2,757,199)
Interest receivable acquired with the purchase of residential mortgage investments	(3,139)	(4,202)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	2,773,344	2,577,985
Decrease (increase) in lending counterparty investments	50,000	(46,002)
Net cash provided by (used in) investing activities	500,386	(229,418)
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	94,430,910	84,927,006
Principal payments on repurchase arrangements and similar borrowings	(92,332,463)	(87,281,325)
Proceeds from other secured borrowings	1,175,000	2,450,000
Principal payments on other secured borrowings	(3,800,000)	(150,000)
Increase in cash collateral receivable from interest rate swap counterparties	(22,998)	(12,729)
Proceeds from issuance of preferred shares	1,167	12,679
Other capital stock transactions	(57)	(429)
Dividends paid	(83,886)	(103,561)
Net cash used in financing activities	(632,327)	(158,359)
Net change in cash and cash equivalents	29,512	(207,024)
Cash and cash equivalents at beginning of period	54,185	307,526
Cash and cash equivalents at end of period	$83,697	$100,502

See accompanying notes to consolidated financial statements.

Index
CAPSTEAD MORTGAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2016.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

NOTE 3 — SEPARATION OF SERVICE CHARGE

Effective July 14, 2016, Mr. Andrew F. Jacobs resigned as a director of Capstead and from his positions as President and Chief Executive Officer (“CEO”).  Pursuant to an agreement entered into with Mr. Jacobs, he is entitled to payments aggregating $2.3 million in addition to continuing to participate in the Company’s short- and long-term incentive compensation and employee benefit programs through year-end.  Currently estimated costs associated with Mr. Jacobs’ resignation, net of equity award cost accrual reversals, are recorded in Separation of service charge for the quarter ended September 30, 2016.  Currently estimated amounts payable to Mr. Jacobs totaling $2.8 million are included in Accounts payable and accrued expenses.

Index
NOTE 4 — NET INCOME PER COMMON SHARE

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

	Quarter Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Basic net income per common share
Numerator for basic net income per common share:
Net income	$16,440	$21,067	$65,423	$79,968
Preferred stock dividends	(3,846)	(3,809)	(11,515)	(11,339)
Earnings participation of unvested equity awards	(40)	(28)	(123)	(95)
	$12,554	$17,230	$53,785	$68,534
Denominator for basic net income per common share:
Average number of shares of common stock outstanding	95,978	95,814	95,946	95,814
Average unvested stock awards outstanding	(300)	(284)	(299)	(314)
	95,678	95,530	95,647	95,500
	$0.13	$0.18	$0.56	$0.72
Diluted net income per common share
Numerator for diluted net income per common share:
Numerator for basic net income per common share	$12,554	$17,230	$53,785	$68,534

Denominator for diluted net income per common share:
Denominator for basic net income per common share	95,678	95,530	95,647	95,500
Net effect of dilutive equity awards	188	191	152	195
	95,866	95,721	95,799	95,695
	$0.13	$0.18	$0.56	$0.72

Index
NOTE 5 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
September 30, 2016
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$416	$1	$417	$417	6.68%	6.50%
ARMs	10,030,859	319,319	10,350,178	10,506,371	2.69	1.56
Ginnie Mae ARMs	2,964,263	98,330	3,062,593	3,071,174	2.55	1.16
	12,995,538	417,650	13,413,188	13,577,962	2.66	1.46
Residential mortgage loans:
Fixed-rate	761	–	761	761	6.73	4.09
ARMs	1,904	9	1,913	1,913	3.80	2.97
	2,665	9	2,674	2,674	4.63	3.29
Collateral for structured financings	1,659	28	1,687	1,687	8.16	7.59
	$12,999,862	$417,687	$13,417,549	$13,582,323	2.66	1.46
December 31, 2015
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$796	$2	$798	$799	6.61%	6.17%
ARMs	10,014,401	317,545	10,331,946	10,487,785	2.55	1.68
Ginnie Mae ARMs	3,542,541	119,225	3,661,766	3,660,455	2.61	1.49
	13,557,738	436,772	13,994,510	14,149,039	2.57	1.63
Residential mortgage loans:
Fixed-rate	1,155	1	1,156	1,156	6.76	5.02
ARMs	2,650	11	2,661	2,661	3.73	3.15
	3,805	12	3,817	3,817	4.65	3.71
Collateral for structured financings	1,850	31	1,881	1,881	8.12	7.82
	$13,563,393	$436,815	$14,000,208	$14,154,737	2.57	1.63

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.

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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of September 30, 2016, the average months to roll for the Company’s $7.63 billion (amortized cost basis) in current-reset ARM investments was 6.2 months while the average months to roll for the Company’s $5.78 billion (amortized cost basis) in longer-to-reset ARM investments was 42.1 months.

NOTE 6 — SECURED BORROWINGS

Capstead pledges its Residential mortgage investments as collateral for secured borrowings primarily in the form of repurchase arrangements with commercial banks and other financial institutions.  In August 2015 the Company began supplementing its borrowings under repurchase arrangements with advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati (collectively referred to as “counterparties” or “lending counterparties”).  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financings.  The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.  FHLB advances differ from repurchase arrangements in that Capstead pledges collateral to the bank to secure each such advance rather than transferring ownership of the pledged collateral to the bank and simultaneously agreeing to repurchase the transferred assets at a future date.  On January 12, 2016 the FHLB system regulator finalized rules originally proposed in 2014 that generally preclude captive insurers from remaining members beyond February 19, 2017 with transition rules that require outstanding advances to be repaid upon maturity or by that date.  In response to this action, the Company has reduced outstanding FHLB advances to $250 million as of September 30, 2016 and anticipates migrating remaining balances away from the FHLB in November 2016.  FHLB stock held by the Company in connection with advance activity was reduced by $20.0 million and $50.0 million during the quarter and nine months ended September 30, 2016, respectively, with the remaining $10.0 million held at September 30, 2016 expected to be redeemed by December 31, 2016.

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

Index
Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates

September 30, 2016
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$11,302,826	$24,045	$10,741,746	0.71%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	1,365,926	2,881	1,299,305	0.72
Agency Securities (greater than 90 days)	160,250	1,003	139,101	0.92
Similar borrowings:
Collateral for structured financings	1,687	–	1,687	8.16
	12,830,689	27,929	12,181,839
FHLB advances	259,367	1,039	250,000	0.71
	$13,090,056	$28,968	$12,431,839	0.72
Quarter-end borrowing rates adjusted for effects of related derivative financial instruments (Derivatives) held as cash flow hedges				0.86
December 31, 2015
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$9,080,363	$18,504	$8,585,336	0.67%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	423,710	861	346,177	0.63
Agency Securities (greater than 90 days)	1,073,254	2,519	1,150,000	0.75
Similar borrowings:
Collateral for structured financings	1,881	–	1,881	8.12
	10,579,208	21,884	10,083,394
FHLB advances	2,956,908	11,422	2,875,000	0.43
	$13,536,116	$33,306	$12,958,394	0.62
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.85

Index
Average secured borrowings outstanding during the indicated periods differed from respective ending balances primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	September 30, 2016		December 31, 2015
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives held as cash flow hedges for the indicated periods	$12,731,035	0.84%	$13,160,703	0.73%

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

During the quarter and nine months ended September 30, 2016 Capstead entered into swap agreements with notional amounts of $500 million and $2.95 billion requiring fixed-rate interest payments averaging 0.84% and 0.76% for two and three-year periods commencing on various dates between January and September 2016.  Also during the quarter and nine months ended September 30, 2016, $700 million and $3.50 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.56% and 0.51% matured.  At September 30, 2016, the Company’s portfolio financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Fourth quarter 2016 (expired October 1, 2016)	$800,000	0.66%
First quarter 2017	1,000,000	0.72
Second quarter 2017	900,000	0.74
Third quarter 2017	400,000	0.74
Fourth quarter 2017	1,500,000	0.79
First quarter 2018	1,700,000	0.76
Second quarter 2018	600,000	0.79
Third quarter 2018	400,000	0.88
Second quarter 2019	450,000	0.77
Third quarter 2019	100,000	0.68
	$7,850,000

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

	Balance Sheet	September 30	December 31
	Location	2016	2015
Balance sheet-related
Swap agreements in a gain position (an asset) related to Secured borrowings	(a)	$2,501	$7,720
Swap agreements in a loss position (a liability) related to:
Secured borrowings	(a)	(5,981)	(1,051)
Unsecured borrowings	(a)	(40,973)	(25,010)
Related net interest payable	(b)	(11,727)	(10,942)
		$(56,180)	$(29,283)

(a)
The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.  The amount of net unrealized losses scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates totaled $8.8 million at September 30, 2016.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss)
	Recognized in	Quarter Ended September 30		Nine Months Ended September 30
	Net Income	2016	2015	2016	2015
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions		$(4,927)	$(7,183)	$(16,107)	$(20,494)
Amount of gain (loss) recognized (ineffective portion)		(323)	(336)	(1,210)	(642)
Increase in interest expense and decrease in Net income as a result of the use of Derivatives	*	$(5,250)	$(7,519)	$(17,317)	$(21,136)
Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income (loss) (effective portion)		$12,558	$(21,235)	$(41,714)	$(36,226)

*	Included in “Interest expense: Secured borrowings” on the face of the Statements of Income.

Index
Capstead’s swap agreements and borrowings under repurchase arrangements are subject to master netting arrangements in the event of default on, or termination of, any one contract.  See NOTE 6 for more information on the Company’s use of secured borrowings.  The following tables provide disclosures concerning offsetting of financial liabilities and Derivatives as of the indicated dates (in thousands):

	Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (a)
	Amounts of Recognized	Offset in the Balance	Presented in the Balance	Financial	Cash Collateral	Net
	Assets	Sheet	Sheet	Instruments	Received	Amount
September 30, 2016
Counterparty 4	$1,126	$1,375	$2,501	$(2,501)	$–	$–

December 31, 2015
Counterparty 2	$–	$23	$23	$(23)	$–	$–
Counterparty 4	4,758	2,939	7,697	(7,697)	–	–
	$4,758	$2,962	$7,720	$(7,720)	$–	$–

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of Recognized	Offset in the Balance	Presented in the Balance	Financial	Cash Collateral	Net
	Liabilities (b)	Sheet	Sheet (a)	Instruments	Pledged	Amount
September 30, 2016
Derivatives by counterparty:
Counterparty 1	$42,029	$–	$42,029	$–	$(42,029)	$–
Counterparty 4	15,277	1,375	16,652	(2,501)	(14,151)	–
	57,306	1,375	58,681	(2,501)	(56,180)	–
Borrowings under repurchase arrangements	12,186,583	–	12,186,583	(12,186,583)	–	–
	$12,243,889	$1,375	$12,245,264	$(12,189,084)	$(56,180)	$–
December 31, 2015
Derivatives by counterparty:
Counterparty 1	$26,311	$–	$26,311	$–	$(26,311)	$–
Counterparty 2	776	23	799	(23)	(776)	–
Counterparty 4	6,954	2,939	9,893	(7,697)	(2,196)	–
	34,041	2,962	37,003	(7,720)	(29,283)	–
Borrowings under repurchase arrangements	10,090,846	–	10,090,846	(10,090,846)	–	–
	$10,124,887	$2,962	$10,127,849	$(10,098,566)	$(29,283)	$–

(a)
Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

(b)
Amounts include accrued interest of $11.7 million and $10.9 million on interest rate swap agreements and $6.4 million and $9.3 million on borrowings under repurchase arrangements, included in “Accounts payable and accrued expenses” on the face of the Balance Sheets as of September 30, 2016 and December 31, 2015, respectively.

(c)
Amounts presented are limited to recognized assets and collateral pledged associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

Index
Changes in Accumulated other comprehensive income by component for the quarter and nine months ended September 30, 2016 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at June 30, 2016	$(61,526)	$183,929	$122,403
Activity for the quarter ended September 30, 2016:
Other comprehensive income (loss) before reclassifications	12,558	(19,155)	(6,597)
Amounts reclassified from accumulated other comprehensive income	4,927	–	4,927
Other comprehensive income (loss)	17,485	(19,155)	(1,670)
Balance at September 30, 2016	$(44,041)	$164,774	$120,733
Balance at December 31, 2015	$(18,434)	$154,529	$136,095
Activity for the nine months ended September 30, 2016:
Other comprehensive income (loss) before reclassifications	(41,714)	10,245	(31,469)
Amounts reclassified from accumulated other comprehensive income	16,107	–	16,107
Other comprehensive income (loss)	(25,607)	10,245	(15,362)
Balance at September 30, 2016	$(44,041)	$164,774	$120,733

NOTE 8 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, for a total face amount of $100 million.  The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option.  In 2015 the Company retrospectively adopted ASU 2015-03, which requires debt issuance costs to be recorded as direct deductions from the carrying amounts of the related liabilities, consistent with debt discounts.  Note balances net of debt issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for effects of related Derivatives held as cash flow hedges) as of September 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

		September 30, 2016		December 31, 2015
		Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035	($35,000 face amount)	$34,267	7.92%	$34,234	7.91%
December 2035	($40,000 face amount)	39,272	7.68	39,244	7.68
September 2036	($25,000 face amount)	24,526	7.72	24,508	8.96
		$98,065	7.77	$97,986	8.08

NOTE 9 — CAPITAL TRANSACTIONS

During the nine months ended September 30, 2016, Capstead issued an additional 48,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at an average price of $24.05, net of underwriting fees and other costs, for net proceeds of $1.2 million.  While no shares were issued under this program during the quarter ended September 30, 2016, a modest amount of shares were issued subsequent to quarter-end through November 4, 2016.

Index
NOTE 10 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

This note provides fair value-related disclosures as of the indicated balance sheet dates for Capstead’s financial assets and liabilities, most of which are influenced by changes in, and market expectations for changes in, interest rates and market liquidity conditions, as well as other factors beyond the control of management.  With the exception of the fair value of lending counterparty investments, all fair values were determined using Level 2 Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  Lending counterparty investments are nonmarketable securities classified as assets for which Level 3 Inputs are used to determine fair value.  These assets are considered strategic investments that are carried at cost and periodically valued and evaluated for impairment.  No impairment charges have been recorded relative to these investments and the Company’s cost basis is deemed to approximate fair value.

Residential mortgage investments, nearly all of which are mortgage securities classified as available-for-sale, are measured at fair value on a recurring basis.  In determining fair value estimates the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for secured borrowings, provided such pricing levels are considered indicative of actual market clearing transactions.  In determining fair value estimates for Secured borrowings with initial terms of greater than 120 days, the Company considers pricing levels indicated by lenders for entering into new transactions using similar pledged collateral with terms equal to the remaining terms of the these borrowings.  The Company currently bases fair value for Unsecured borrowings on discounted cash flows using Company estimates for market yields.  Prior to these borrowings’ initial redemption dates, the Company considered then current pricing for financial instruments with similar characteristics in determining fair value estimates.  Excluded from these disclosures are financial instruments for which cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, which are valued using primarily Level 1 measurements, including Cash and cash equivalents, Cash collateral receivable from, or payable to, interest rate swap counterparties, receivables, payables and secured borrowings with initial terms of 120 days or less.  See NOTE 7 for information relative to the valuation of interest rate swap agreements.  Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$2,674	$2,700	$3,817	$3,900
Lending counterparty investments	15,002	15,002	65,002	65,002
Portfolio-related interest rate swap agreements	2,501	2,501	7,720	7,720
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	839,101	839,300	3,246,177	3,245,000
Unsecured borrowings	98,065	59,100	97,986	77,200
Interest rate swap agreements:
Portfolio-related	5,981	5,981	1,051	1,051
Unsecured borrowings-related	40,973	40,973	25,010	25,010

Index
Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
September 30, 2016
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,350,186	$157,460	$1,267	$10,506,379
Ginnie Mae	3,062,593	14,795	6,214	3,071,174
Residential mortgage securities classified as held-to-maturity	2,096	25	–	2,121
December 31, 2015
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	10,331,965	166,794	10,954	10,487,805
Ginnie Mae	3,661,766	11,705	13,016	3,660,455
Residential mortgage securities classified as held-to-maturity	2,660	44	–	2,704

	September 30, 2016		December 31, 2015
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$813,179	$4,923	$597,652	$4,259
Less than one year	1,114,807	2,558	4,468,844	19,711
	$1,927,986	$7,481	$5,066,496	$23,970

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

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments were considered other-than-temporarily impaired at September 30, 2016.

NOTE 11 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) is responsible for establishing, implementing, and monitoring the Company’s compensation programs and practices.  Incentive compensation programs adopted by the Committee for key executives are largely nondiscretionary, formulaic and target-based utilizing multiple pre-established performance goals (referred to as “metrics”) and defined threshold, target and maximum award amounts determined by reference to established percentages of base salaries.  Prior to granting awards, the Committee reviews the Company’s programs, implementing any desired changes in performance metrics and the composition of mortgage REIT industry peer groups used for relative performance metric measurement purposes, as well as establishing each executive’s targeted award opportunity.  Equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan, approved by stockholders in May 2014.  At September 30, 2016, this plan had 3,688,541 shares of common stock remaining available for future issuances.

Index
Short-term Incentive Compensation Programs

Under the provisions of Capstead’s annual incentive compensation program, each participating executive has an overall target award opportunity equal to 125% of base salary.  Awards are earned based on (a) relative and absolute economic return (change in book value per share of common stock plus common stock dividends divided by beginning book value per share), (b) relative operating cost efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), and (c) attainment of individual goals and objectives.  Each performance metric is assigned a weighting and performance relative to each metric is calculated separately.  No awards can be earned for performance below defined threshold return levels and awards are capped for performance above defined maximum return levels.  Included in Accounts payable and accrued expenses at September 30, 2016 are annual incentive compensation accruals for participating executives (other than the Company’s former CEO), together with discretionary accruals for all other employees, totaling $1.1 million.  Recognized in Compensation-related expense are $292,000 and $1.1 million related to annual incentive compensation for all employees excluding the former CEO for the quarter and nine months ended September 30, 2016, respectively.  An additional $655,000 was recognized in Compensation-related expense during the quarter ended March 31, 2016 related to the March 2016 finalization of 2015 program results.

The Committee administers an additional performance-based short-term incentive compensation program for key executives that provides for quarterly cash payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting shares of common stock (“Dividend Equivalent Rights” or “DERs”).  DERs only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  Included in Accounts payable and accrued expenses and recognized in Compensation-related expense are third quarter 2016 DERs distribution amounts totaling $100,000 that were paid in October 2016 to executives other than the former CEO.  For the nine months ended September 30, 2016, $420,000 was recognized in Compensation-related expense related to the DERs program.

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

Index
Pursuant to this program, in February 2016, January 2015 and December 2013 the Committee granted 269,354, 247,512 and 242,505 RSUs with three-year performance periods ending December 31, 2018, 2017 and 2016, respectively.  Initial grant date fair values developed for compensation cost purposes of $8.03, $8.83 and $12.45 were assigned to the units of each grant, respectively.  Due to lowered expectations for attainment of certain performance metrics, the three-year cost estimate associated with the December 2013 grant has been reduced three times since issuance (in June 2016, December 2015 and December 2014), ultimately to $3.81 per unit. With the April 2015 resignation of a participating executive, 37,199 and 36,467 RSUs issued in 2015 and 2013, respectively, were forfeited.  With the July 2016 resignation of the former CEO, 99,527 and 93,058 RSUs issued in 2016 and 2015, respectively, are expected to be forfeited by year-end.  Recognized in Compensation-related expense are $237,000 and $786,000 related to outstanding RSUs for the quarter and nine months ended September 30, 2016, respectively.  Included in Common stock dividends payable at September 30, 2016 are estimated dividends payable pertaining to these awards of $308,000.

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

In February 2016 the Committee granted service-based stock awards for 67,337 shares of common stock with a grant date fair value of $9.32 per share to key executives that are scheduled to vest in February 2019 assuming service conditions are met.  With the July 2016 resignation of the former CEO, stock awards for 24,881 shares are expected to be forfeited by year-end.  In January 2016 and December of 2014 and 2013, respectively, the Committee granted service-based stock awards for 61,272, 37,237 and 35,703 shares of common stock with grant date fair values of $7.87, $12.47 and $12.34 per share to employees not awarded RSUs.  These awards vest in January of 2019, 2018 and 2017, respectively, assuming service conditions are met.

As a component of the Company’s director compensation program, directors are granted common stock awards annually upon election or re-election to the board of directors that vest approximately one year from issuance.  In July 2016, director common stock awards for a total of 35,000 shares granted in July 2015 with a grant date fair value of $11.41 per share vested and new awards, for a total of 41,881 shares, with a grant date fair value of $10.03 per share were granted that will vest on July 15, 2017.

Performance-based and service-based stock award activity for the nine months ended September 30, 2016 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock awards outstanding at December 31, 2015	288,861	$11.98
Grants	170,490	8.97
Vestings	(153,784)	12.00
Unvested stock awards outstanding at September 30, 2016	305,567	10.29

Index
During the quarter and nine months ended September 30, 2016, the Company recognized in Compensation-related expense $189,000 and $630,000, respectively, related to amortization of the grant date fair value of employee stock awards.  The amounts amortized for these periods assumed that any applicable performance metrics would continue to be met for related initial measurement periods.  Included in Common Stock dividends payable at September 30, 2016 are estimated dividends payable pertaining to these awards of $332,000.  In addition, the Company recognized in Other general and administrative expense $104,000 and $304,000 related to amortization of the grant date fair value of director stock awards during the quarter and nine months ended September 30, 2016, respectively.  Unrecognized compensation expense for unvested stock awards for all employees and directors other than the former CEO totaled $1.3 million as of September 30, 2016, to be expensed over a weighted average period of 1.3 years (assumes minimal employee and director attrition and any applicable performance metrics would continue to be met for related initial measurement periods).

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

Long-term Equity-based Awards – Option Awards

At September 30, 2016 option awards for 40,000 shares of common stock were outstanding with a weighted average strike price of $11.86.  These awards are currently exercisable, have no aggregate intrinsic value and have a weighted average remaining contractual term of 1.7 years.  No option award activity occurred during the quarter and nine months ended September 30, 2016.  All outstanding option awards were granted prior to 2010, have ten-year contractual terms and were issued with strike prices equal to the closing market price of Capstead’s common stock on the dates of grant.  The fair value of these awards was estimated at that time using a Black-Scholes option pricing model and was expensed over the related vesting periods.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its executives.  In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s base salary and annual incentive compensation payments. The Company also makes discretionary contributions of up to another 3% of such compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements that have been met by nearly all of Capstead’s current employees.  During the quarter and nine months ended September 30, 2016, the Company recognized in Compensation-related expense $33,000 and $220,000 related to contributions to these plans, respectively.

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

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital totaled $1.37 billion at September 30, 2016, consisting of $1.07 billion of common and $198 million of preferred stockholders’ equity together with $98 million of unsecured borrowings maturing in 2035 and 2036 (recorded amounts).  Long-term investment capital decreased by $28 million during the nine months ended September 30, 2016 as increases in unrealized portfolio gains and modest issuances of Series E preferred stock pursuant to an at-the-market continuous offering program were more than offset by unrealized losses on interest rate swap agreements held for hedging purposes and dividend distributions in excess of earnings.  As of September 30, 2016, no shares had been repurchased pursuant the Company’s $100 million common stock repurchase program announced in January 2016.

Capstead’s residential mortgage investments portfolio decreased by 4.0% ($572 million) during the first nine months of 2016 to $13.58 billion at September 30, 2016, primarily as a result of portfolio runoff outpacing acquisitions, particularly during the third quarter.  Secured borrowings declined by 4.1% to $12.43 billion.  Portfolio leverage (secured borrowings divided by long-term investment capital) decreased to 9.09 to one at September 30, 2016 from 9.28 to one at December 31, 2015.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $16 million and $65 million or $0.13 and $0.56 per diluted common share for the quarter and nine months ended September 30, 2016, respectively, compared to $21 million and $80 million or $0.18 and $0.72 per diluted common share for the same periods in 2015, respectively.  Earnings in 2016 have been negatively impacted by higher investment premium amortization caused by higher mortgage prepayment levels and higher borrowing costs.  Additionally, third quarter 2016 earnings include a $0.03 per share separation of service charge associated with the July 2016 resignation of the Company’s former President and Chief Executive Officer.  The Company declared a third quarter 2016 common dividend of $0.23 per share that was paid on October 20, 2016 to holders of record on September 30, 2016.

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

Common Stock Repurchase Program

On January 27, 2016 Capstead’s board of directors authorized the repurchase of up to $100 million in common stock when such repurchases are deemed appropriate relative to portfolio reinvestment options and liquidity needs.  As of November 4, 2016, no shares had been repurchased under this program.

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

Preferred Equity Capital Issuances

During the nine months ended September 30, 2016, Capstead issued an additional 48,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at an average price of $24.05, net of underwriting fees and other costs, for net proceeds of $1.2 million.  While no shares were issued under this program during the quarter ended September 30, 2016, a modest amount of shares were issued subsequent to quarter-end through November 4, 2016.

Additional amounts of Series E preferred capital may be raised in the future under this program or by other means, subject to market conditions, compliance with federal securities laws and tax regulations as well as blackout periods associated with the dissemination of important Company-specific news.

Book Value per Common Share

All but less than $5 million of Capstead’s residential mortgage investments portfolio and all of its interest rate swap agreements are recorded at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per share of common stock (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock).  The Company’s borrowings, however, are not recorded at fair value on the balance sheet.  See NOTE 10 to the consolidated financial statements (included under Item 1 of this report) for additional disclosures regarding fair values of financial instruments held by the Company.

Fair value is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels, among other factors.  The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels, generally within five years.  Because of these characteristics, the fair value of the Company’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to leveraged portfolios containing a significant amount of non-agency securities or longer-duration ARM and/or fixed-rate Agency Securities.

Index

The following table illustrates the progression of Capstead’s book value per share of common stock as well as changes in book value expressed as percentages of beginning book value for the quarter and nine months ended September 30, 2016:

	Quarter Ended September 30, 2016		Nine Months Ended September 30, 2016
Book value per common share, beginning of period	$11.21		$11.42
Change in unrealized gains and losses on mortgage securities classified as available-for-sale	(0.20)		0.11
Change in unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Secured borrowings	0.19		(0.10)
Unsecured borrowings	–		(0.17)
	(0.01)	(0.1)%	(0.16)	(1.4)%
Capital transactions:
Dividend distributions in excess of earnings	(0.10)	(0.9)%	(0.16)	(1.4)%
Book value per common share, end of period	$11.10		$11.10
Decrease in book value per common share during the indicated periods	$(0.11)	(1.0)%	$(0.32)	(2.8)%

Residential Mortgage Investments

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter and nine months ended September 30, 2016 (dollars in thousands):

	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2016
Residential mortgage investments, beginning of period	$13,901,543	$14,154,737
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.10% and 2.23%, respectively	779,620	2,243,808
Investment premiums on acquisitions*	27,462	76,011
Portfolio runoff (principal amount)	(1,071,071)	(2,807,339)
Investment premium amortization	(36,076)	(95,139)
(Decrease) Increase in net unrealized gains on securities classified as available-for-sale	(19,155)	10,245
Residential mortgage investments, end of period	$13,582,323	$13,582,323
Decrease in residential mortgage investments during the indicated periods	$(319,220)	$(572,414)

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

Index
Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at September 30, 2016 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$4,132,930	2.64%	2.98%	1.70%	3.18%	9.57%	5.9
Freddie Mac Agency Securities	1,683,157	2.74	3.16	1.82	2.67	9.61	6.9
Ginnie Mae Agency Securities	1,813,753	2.30	2.12	1.51	1.06	8.30	6.3
Residential mortgage loans	1,913	3.80	2.91	2.08	1.63	11.04	4.9
(57% of total)	7,631,753	2.58	2.82	1.68	2.57	9.27	6.2
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,528,932	2.72	3.18	1.62	3.33	7.73	41.8
Freddie Mac Agency Securities	2,005,159	2.73	3.21	1.66	2.80	7.80	43.0
Ginnie Mae Agency Securities	1,248,840	2.92	2.10	1.51	1.04	7.96	41.3
(43% of total)	5,782,931	2.76	2.95	1.61	2.65	7.80	42.1
	$13,414,684	2.66	2.88	1.65	2.60	8.64	21.7

Gross WAC (rate paid by borrowers) (c)		3.26

(a)
Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At September 30, 2016, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.21.  This table excludes $3 million in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)
Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments.  As such, it is similar to the cash yield on the portfolio which is calculated using amortized cost basis.  Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date.  Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps.  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 71% of current-reset ARMs were subject to periodic caps averaging 1.74%; 20% were subject to initial caps averaging 3.55%; 8% were subject to lifetime caps averaging 7.39%; and 1% were not subject to a cap.  All longer-to-reset ARM securities at September 30, 2016 were subject to initial caps.

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

After consideration of any applicable initial fixed-rate periods, at September 30, 2016 approximately 89%, 7% and 4% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively.  Approximately 80% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at September 30, 2016 approximately 8% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 22 months.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

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

In August 2015 the Company began supplementing its borrowings under repurchase arrangements with advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati.  On January 12, 2016 the FHLB system regulator finalized rules originally proposed in 2014 that generally preclude captive insurers from remaining members beyond February 19, 2017 with transition rules that require outstanding advances to be repaid upon maturity or by that date.  In response to this action, the Company has migrated all but $250 million of its $2.88 billion of FHLB advances outstanding at December 31, 2015 back to repurchase arrangements and anticipates migrating remaining balances away from the FHLB in November 2016.  FHLB stock held by the Company in connection with advance activity was reduced by $50 million during the nine months ended September 30, 2016 and the remaining $10.0 million held at September 30, 2016 is expected to be redeemed by December 31, 2016.

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.6 percent and ranged from 2.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at September 30, 2016.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $681 million of capital at risk with its lending counterparties at September 30, 2016.  The Company did not have capital at risk with any single counterparty exceeding 4.7% of total stockholders’ equity at September 30, 2016.

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

As of September 30, 2016 the Company’s secured borrowings totaled $12.43 billion with 23 counter-parties at average rates of 0.72%, before the effects of currently-paying interest rate swap agreements held as cash flow hedges and 0.86% including the effects of these derivatives.  To help mitigate exposure to rising short-term interest rates, the Company uses pay-fixed, receive-variable interest rate swap agreements with two- and three-year interest payment terms supplemented with longer-maturity secured borrowings, when available at attractive rates and terms.  Excluding $800 million notional amount of swap agreements that expired October 1, 2016, at quarter-end the Company held $7.05 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the third quarter of 2019 and a weighted average expiration of 14 months.

After consideration of all portfolio financing-related swap positions entered into as of quarter-end, the Company’s residential mortgage investments and secured borrowings had estimated durations at September 30, 2016 of 10½ and 8 months, respectively, for a net duration gap of approximately 2½ months – see pages 33 and 34 under the caption “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-maturity secured borrowings, if available at attractive rates and terms.

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

Index
Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of September 30, 2016 in comparison with December 31, 2015 (in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Balances as of September 30, 2016:
Residential mortgage investments	$13,582,323	$12,431,839	$1,150,484	$530,789
Cash collateral receivable from swap counterparties, net (c)			28,738	–
Other assets, net of other liabilities			188,953	83,697
			$1,368,175	$614,486	9.09:1
Balances as of December 31, 2015	$14,154,737	$12,958,394	$1,396,310	$702,881	9.28:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.

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

Future levels of portfolio leverage will be dependent on many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”).  Portfolio leverage decreased from year-end primarily because of lower borrowing requirements resulting from a 4.0% decline in portfolio balances that was partially offset by a $28 million reduction in long-term investment capital.  Potential liquidity declined during this period due largely to higher mortgage securities principal remittance receivables as a result of higher levels of portfolio runoff, capital deployed to support swap positions and the decline in long-term investment capital.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Index
Supplemental Analysis of Quarterly Financing Spreads

Quarterly financing spreads and mortgage prepayment rates were as follows for the indicated periods:

	2016			2015				2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Total financing spreads: (a)
Yields on all interest-earning assets	1.45%	1.53%	1.69%	1.62%	1.40%	1.42%	1.66%	1.61%
Borrowing rates on all interest-paying liabilities	0.89	0.89	0.87	0.79	0.74	0.68	0.65	0.63
Total financing spreads	0.56	0.64	0.82	0.83	0.66	0.74	1.01	0.98
Financing spreads on residential mortgage investments, a non- GAAP financial measure:
Cash yields on residential mortgage investments (b)	2.52	2.50	2.47	2.44%	2.42%	2.41%	2.42%	2.43%
Investment premium amortization (b)	(1.06)	(0.96)	(0.75)	(0.81)	(0.99)	(0.95)	(0.72)	(0.77)
Yields on residential mortgage investments	1.46	1.54	1.72	1.63	1.43	1.46	1.70	1.66
Unhedged secured borrowing rates (c)	0.69	0.67	0.65	0.48	0.45	0.41	0.38	0.36
Hedged secured borrowing rates (c)	0.93	0.96	0.93	0.87	0.84	0.77	0.75	0.72
Secured borrowing rates	0.84	0.84	0.82	0.73	0.69	0.62	0.59	0.56
Financing spreads on residential mortgage investments	0.62	0.70	0.90	0.90	0.74	0.84	1.11	1.10
Constant prepayment rate (“CPR”)	25.80	23.19	18.23	19.62	23.21	21.98	16.66	17.58

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

(c)
Unhedged borrowing rates represent average rates on secured borrowings, before consideration of related currently-paying interest rate swap agreements.  Hedged borrowing rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements held for portfolio hedging purposes adjusted for differences between LIBOR-based variable-rate payments received on these swaps and unhedged borrowing rates, as well as the effects of any hedge ineffectiveness.  Average fixed-rate swap payments were 0.75%, 0.73% and 0.69% for the third, second and first quarters of 2016, respectively, while the variable-rate payment adjustments equated to 0.18%, 0.23% and 0.24% on average currently-paying swap notional amounts outstanding for the same periods, respectively.  During 2015 fixed-rate swap payments averaged 0.57% while variable-rate payment adjustments averaged 0.24% on average notional amounts outstanding.

Cash yields continue to benefit from higher coupon interest rates as mortgage loans underlying the Company’s current-reset ARM securities reset to higher rates based on higher prevailing six- and 12-month interest rate indices.  The majority of these loans reset annually based on margins over indices such as the 12-month LIBOR, which increased 32 basis points during the third quarter of 2016 to 1.55% at September 30, 2016, driven by money market reform and market volatility associated with changing expectations regarding Federal Reserve interest rate policy.  This index also increased considerably during the fourth quarter of 2015 reflecting expectations for higher short-term interest rates, culminating in the December 2015 Federal Funds Rate increase.

Index
Portfolio yield adjustments for investment premium amortization are primarily driven by mortgage prepayment and investment premium levels.  Mortgage prepayment levels are heavily influenced by the availability of mortgage financing at attractive terms and the overall health of the housing markets, as well as seasonal factors.  Similar to what occurred in 2015; Capstead has experienced high prepayment levels during the summer months of 2016 reflecting declines in prevailing interest rates and seasonal factors.  With ten-year U.S. Treasury yields recovering from the lows seen in early July and the end of the summer selling season, the current refinancing wave appears to have peaked in September, which should allow for lower investment premium amortization during the upcoming winter months.

Higher unhedged borrowing rates thus far in 2016 are primarily attributable to higher rates negotiated with lending counterparties after the December Federal Funds Rate increase.  Rates are also being influenced by market volatility associated with changing expectations regarding future Federal Reserve interest rate policy and quarter-end bank balance sheet constraints.  The regulator-induced moratorium on FHLB advances in mid-January also contributed marginally to higher unhedged borrowing rates as lower-cost FHLB advances were replaced with repurchase arrangements.  Fixed swap rates increased steadily during 2016 as expiring swap contracts were replaced at higher rates, even as variable-rate swap receipts benefited more recently from higher prevailing short-term LIBOR rates.

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

	2016			2015				2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Total financing spreads	0.56%	0.64%	0.82%	0.83%	0.66%	0.74%	1.01%	0.98%
Impact of yields on other interest-earning assets*	0.01	0.01	0.03	0.01	0.03	0.04	0.04	0.05
Impact of borrowing rates on other interest-paying liabilities*	0.05	0.05	0.05	0.06	0.05	0.06	0.06	0.07
Financing spreads on residential mortgage investments	0.62	0.70	0.90	0.90	0.74	0.84	1.11	1.10

	Nine Months Ended September 30
	2016	2015
Total financing spreads	0.67%	0.80%
Impact of yields on other interest-earning assets*	0.01	0.03
Impact of borrowing rates on other interest-paying liabilities*	0.06	0.06
Financing spreads on residential mortgage investments	0.74	0.89

*
Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of unsecured borrowings (at average borrowing rates of 8.04% and 8.06% for the quarter and nine months ended September 30, 2016, respectively) and cash collateral payable to interest rate swap counterparties.

Index
RESULTS OF OPERATIONS

	Quarter Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments (before investment premium amortization)	$85,921	$83,808	$257,793	$250,929
Investment premium amortization	(36,076)	(34,323)	(95,139)	(92,458)
Related interest expense	(26,636)	(22,272)	(80,232)	(61,584)
	23,209	27,213	82,422	96,887
Other interest income (expense)	(1,796)	(2,034)	(5,429)	(6,086)
	21,413	25,179	76,993	90,801
Other revenue (expense):
Compensation-related expense	(1,299)	(3,064)	(6,565)	(7,573)
Separation of service charge	(2,740)	–	(2,740)	–
Other general and administrative expense	(1,239)	(1,309)	(3,565)	(3,628)
Miscellaneous other revenue	305	261	1,300	368
	(4,973)	(4,112)	(11,570)	(10,833)
Net income	$16,440	$21,067	$65,423	$79,968
Net income per diluted common share	$0.13	$0.18	$0.56	$0.72
Average diluted shares outstanding	95,866	95,721	95,799	95,695
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.52%	2.42%	2.49%	2.41%
Investment premium amortization	(1.06)	(0.99)	(0.92)	(0.89)
Adjusted yields	1.46	1.43	1.57	1.52
Other interest-earning assets	0.38	0.14	0.29	0.12
Total average yields	1.45	1.40	1.56	1.49
Average borrowing rates:
Secured borrowings:
Unhedged borrowing rates	0.69	0.45	0.67	0.41
Hedged borrowing rates	0.93	0.84	0.94	0.79
Adjusted portfolio-related borrowing rates	0.84	0.69	0.83	0.63
Unsecured borrowings	8.04	8.49	8.06	8.49
Total average borrowing rates	0.89	0.74	0.89	0.69
Average total financing spreads	0.56	0.66	0.67	0.80
Average financing spreads on residential mortgage investments, a non-GAAP financial measure*	0.62	0.74	0.74	0.89
Average net yield on total interest-earning assets	0.62	0.71	0.74	0.85
Average CPR	25.80	23.21	22.41	20.62
Average balance information:
Residential mortgage investments (cost basis)	$13,629	$13,885	$13,771	$13,858
Other interest-earning assets	182	255	187	309
Secured borrowings	12,731	13,010	12,879	13,009
Currently-paying swap agreements (notional amounts)	7,602	7,794	7,535	7,529
Unsecured borrowings (included in long-term investment capital)	98	98	98	98
Long-term investment capital (“LTIC”)	1,380	1,475	1,389	1,492
Operating costs as a percentage of average LTIC	0.73%	1.18%	0.97%	1.00%
Return on average LTIC	6.10	6.24	7.13	7.73
Return on average common equity capital	4.62	5.80	6.59	7.64

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

Index
Capstead’s net income totaled $16 million and $65 million or $0.13 and $0.56 per diluted common share for the quarter and nine months ended September 30, 2016, respectively, compared to $21 million and $80 million or $0.18 and $0.72 per diluted common share for the same periods in 2015.  Earnings in 2016 have been negatively impacted by higher investment premium amortization caused by higher mortgage prepayment levels and higher borrowing costs.  Additionally, third quarter 2016 earnings include a $0.03 per share separation of service charge associated with the July 2016 resignation of the Company’s former President and Chief Executive Officer.

Total financing spreads were lower, averaging 0.56% and 0.67% for the quarter and nine months ended September 30, 2016, respectively, compared to 0.66% and 0.80% for the same periods in 2015 as higher cash yields and rates on overnight investments were offset by higher investment premium amortization and higher secured borrowing rates.  Financing spreads on residential mortgage investments were lower, averaging 0.62% and 0.74% for the quarter and nine months ended September 30, 2016, respectively, compared to 0.74% and 0.89% for the same periods in 2015 as higher cash yields were offset by higher investment premium amortization and higher secured borrowing rates.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes.  See page 29 for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to total financing spreads.

Yields on residential mortgage investments were higher, averaging 1.46% and 1.57% during the quarter and nine months ended September 30, 2016, respectively, compared to 1.43% and 1.52% for the same periods in 2015.  Cash yields were higher, averaging 2.52% and 2.49% during the quarter and nine months ended September 30, 2016, compared to 2.42% and 2.41% for both the same periods in 2015, largely due to ARM loan coupon interest rates resetting higher to more current rates.  Yield adjustments for investment premium amortization were also higher, averaging 106 and 92 basis points during the quarter and nine months ended September 30, 2016, respectively, compared to 99 and 89 basis points for the same periods in 2015 primarily as a result of higher mortgage prepayment rates.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets as well as seasonal factors.

Secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes were higher, averaging 0.84% and 0.83% during the quarter and nine months ended September 30, 2016, respectively, compared to 0.69% and 0.63% for the same periods in 2015.  Unhedged borrowing rates accounted for most of the increase, with the remainder attributable to higher interest rate swap costs.  Market conditions, including the 25 basis point increase in the Federal Funds Rate in December 2015, contributed to higher borrowing rates.  Swap costs were impacted by the expiration of older, lower-rate swaps, partially offset by higher variable rate swap receipts as a result of higher short-term LIBOR rates.  Average fixed-rate swap payments were 75 and 72 basis points for the quarter and nine months ended September 30, 2016, respectively, compared to 57 and 55 basis points for the same periods in 2015.  Variable-rate payment adjustments equated to 18 and 22 basis points on average currently-paying swap notional amounts outstanding for the quarter and nine months ended September 30, 2016, respectively, compared to 27 and 24 basis points for the same periods in 2015.  Currently-paying swap balances were relatively stable, averaging $7.60 billion and $7.54 billion for the quarter and nine months ended September 30, 2016, respectively, compared to $7.79 billion and $7.53 billion for the quarter and nine months ended September 30, 2015.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Index
Other interest income (expense) benefited during the quarter and nine months ended September 30, 2016 from higher rates on overnight investments as a result of the December 2015 Fed rate increase, and lower hedged borrowing rates on the Company’s $100 million face amount of outstanding unsecured borrowings compared to amounts reported for the same periods in 2015.

Operating costs (compensation, general and administrative expenses) as a percentage of long-term investment capital is a metric widely used in the mortgage REIT industry as a measure of operating cost efficiency and Capstead is widely recognized as an industry leader in this regard.  Operating costs for the third quarter of 2016 were lower than in a more typical quarter due largely to the effects of the July resignation of the Company’s former CEO.  In comparison to prior year periods, operating costs also benefited from lower short- and long-term incentive compensation accrual requirements.  As further described in NOTE 11 to the accompanying consolidated financial statements (included in Item 1 of this report), the Company’s compensation programs are based in part on relative and absolute economic return performance metrics.  Economic return is defined as the change in book value per share of common stock plus common stock dividends declared divided by beginning book value per share.

Miscellaneous other revenue was higher for the quarter and nine months ended September 30, 2016 compared to the same periods in 2015 primarily because of the inclusion of dividends on FHLB stock held by the Company in connection with FHLB advance activity.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are secured borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” on page 27 illustrates management’s estimate of additional funds potentially available to the Company at September 30, 2016 and the accompanying discussion provides insight into the Company’s perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

On January 27, 2016 Capstead’s board of directors authorized the repurchase of up to $100 million in common stock when such repurchases are deemed appropriate relative to portfolio reinvestment options and liquidity needs.  As of November 4, 2016, no shares had been repurchased under this program.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.  In August 2015 the Company began supplementing its traditional borrowings with FHLB advances; however, in early 2016 the FHLB system regulator issued a ruling generally eliminating the mortgage REIT industry’s access to such advances.  In response to this action, the Company has migrated all but $250 million of its $2.88 billion of FHLB advances outstanding at December 31, 2015 back to repurchase arrangements as of September 30, 2016 and anticipates migrating remaining balances away from the FHLB by November 2016.  FHLB stock held by the Company in connection with advance activity totaling $10.0 million at September 30, 2016 is expected to be redeemed by December 31, 2016.

Index
None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Secured borrowings totaled $12.43 billion at September 30, 2016, with $12.29 billion maturing within 90 days.  Secured borrowings began the year at $12.96 billion and averaged $12.73 billion and $12.88 billion during the quarter and nine months ended September 30, 2016, respectively.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses pay-fixed, receive-variable interest rate swap agreements supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  Excluding $800 million notional amount of swap agreements that expired October 1, 2016, at September 30, 2016 the Company held $7.05 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the third quarter of 2019 and a weighted average expiration of 14 months.  Relative to the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings, the Company entered into forward-starting swap agreements to effectively lock in lower fixed rates of interest on these borrowings.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

During the nine months ended September 30, 2016, Capstead issued 48,000 shares, of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program for net proceeds of $1 million.  While no shares were issued under this program during the quarter ended September 30, 2016, a modest amount of shares were issued subsequent to quarter-end through  November 4, 2016.  Additional amounts of Series E preferred capital and new common equity capital may be raised in the future under continuous offering programs or by other means.  Any such capital raising activity will be subject to market conditions such as pricing levels for these securities, capital deployment opportunities or needs, the status of stock repurchase programs, if applicable, as well as compliance with federal securities laws and tax regulations as well as blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

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

To further reduce exposure to higher short-term interest rates, the Company uses interest rate swap agreements that typically require interest payments for two-year terms, as well as longer-maturity secured borrowings, if available at attractive rates and terms.  These transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  After consideration of portfolio financing-related swap positions held to hedge changes in short-term interest rates, at September 30, 2016 the Company’s residential mortgage investments and secured borrowings had estimated durations of 10½ and 8 months, for a net duration gap of approximately 2½ months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings, if available at attractive rates and terms.

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

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: *
September 30, 2016	0.25-0.50%	1.60%	(10.5)%	1.9%	(0.8)%
December 31, 2015	0.25-0.50	2.27	(9.2)	(0.1)	(5.3)
Projected percentage change in portfolio and related derivative values: *
September 30, 2016	0.25-0.50	1.60	–	(0.2)	(0.5)
December 31, 2015	0.25-0.50	2.27	0.1	(0.3)	(0.5)

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

Index
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

Index
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

Index
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

Index
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

ITEM 4.      CONTROLS AND PROCEDURES

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2016.

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

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: November 4, 2016	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer,
Chief Financial Officer and Secretary