Form 10-K
period 2016-12-31
CAPSTEAD MORTGAGE CORP
filed 2017-02-24
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

✓	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number:001-08896

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES   ✓     NO

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that Registrant was required to submit and post such files).    YES   ✓     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ✓   Accelerated filer       Non-accelerated filer       Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES        NO   ✓

At June 30, 2016 the aggregate market value of the common stock held by nonaffiliates was $915,329,927.

Number of shares of Common Stock outstanding at February 24, 2017:   96,062,865

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the 2017 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

CAPSTEAD MORTGAGE CORPORATION

2016 FORM 10-K ANNUAL REPORT

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

Competition

As a residential mortgage REIT that focuses on investing in ARM Agency Securities, Capstead competes for the acquisition of suitable investments with other mortgage REITs, commercial banks, insurance companies, and institutional investors such as private equity funds, mutual funds, pension funds and sovereign wealth funds.  Many of these entities have lower yield requirements as well as greater financial resources and access to capital than the Company.  Increased competition for the acquisition of ARM Agency Securities can result in higher pricing levels for such assets.  In addition, the availability of ARM Agency Securities for purchase in the secondary markets varies substantially with changes in market conditions and ARM origination levels, which have not kept pace with related runoff in recent years.  Although higher pricing levels generally correspond to a higher book value per common share for the Company, higher prices paid for acquisitions can adversely affect portfolio yields and future profitability.

In addition, the federal government, through the Federal Reserve, and to a lesser extent, Fannie Mae and Freddie Mac, has accumulated substantial holdings of primarily fixed-rate Agency Securities, largely in order to provide stimulus to the economy through what has been referred to as quantitative easing programs.  These programs have had the effect of supporting higher pricing for the entire Agency Securities market, including pricing for ARM Agency Securities.  While the Federal Reserve ceased adding to its holdings of fixed-rate Agency Securities late in 2014, it continues to provide economic stimulus by replacing portfolio runoff through open market purchases.  The Federal Reserve has indicated that it intends to eventually cease replacing portfolio runoff.  This action, or a more dramatic reduction in government holdings of fixed-rate Agency Securities in the future, could result in lower pricing levels for Agency Securities, adversely affecting the Company’s book value per common share.

Regulation and Related Matters

Operating as a REIT investing in Agency Securities subjects Capstead to various federal tax and regulatory requirements.  For further discussion, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 27 through 32 under the captions “Risks Related to Capstead’s Status as a REIT and Other Tax Matters” and “Risk Factors Related to Capstead’s Corporate Structure,” which is incorporated herein by reference.

Employees

As of December 31, 2016, Capstead had 13 full-time employees and one part-time employee.

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

The SEC maintains a website (www.sec.gov) through which investors may view materials filed with the SEC.  Investors may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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
•

changes in market conditions as a result of federal corporate and individual income tax reform, federal government fiscal challenges and Federal Reserve monetary policy, including policy regarding its holdings of Agency and U.S. Treasury Securities;

•	deterioration in credit quality and ratings of existing or future issuances of Fannie Mae, Freddie Mac or Ginnie Mae securities;
•	changes in legislation or regulation affecting Fannie Mae, Freddie Mac, Ginnie Mae and similar federal government agencies and related guarantees;
•	changes in legislation or regulation affecting exemptions for mortgage REITs from regulation under the Investment Company Act of 1940;
•	other changes in legislation or regulation affecting the mortgage and banking industries; and
•	increases in costs and other general competitive factors.

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

The New York Stock Exchange trading symbol for Capstead’s common stock is CMO. As of December 31, 2016, the Company had 1,093 common stockholders of record and depository companies held shares of common stock for 33,528 beneficial owners.

The high and low sales prices and dividends declared on Capstead’s common stock were as follows:

	Year ended December 31, 2016			Year ended December 31, 2015
	Sales Prices		Dividends	Sales Prices		Dividends
	High	Low	Declared	High	Low	Declared
First quarter	$9.97	$7.48	$0.26	$12.58	$11.55	$0.31
Second quarter	10.03	9.25	0.23	12.01	11.04	0.31
Third quarter	10.46	9.35	0.23	11.75	9.71	0.26
Fourth quarter	10.58	8.93	0.23	10.54	8.64	0.26

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on Capstead’s common stock, with the yearly percentage change in the cumulative total return of the Russell 2000 Index and the NAREIT Mortgage REIT Index for the five years ended December 31, 2016 assuming the investment of $100 on December 31, 2011 and the reinvestment of dividends.  The stock price and dividend performance reflected in the graph is not necessarily indicative of future performance.

	Year ended December 31
	2011	2012	2013	2014	2015	2016
Capstead Mortgage Corporation	$100.00	$103.26	$120.24	$135.88	$107.66	$138.24
Russell 2000 Index	100.00	116.35	161.52	169.43	161.95	196.45
NAREIT Mortgage REIT Index	100.00	119.89	117.54	138.56	126.26	155.11

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

	As of or for the year ended December 31
	2016	2015	2014	2013	2012
Selected statement of income data:
Interest income on residential mortgage investments (before investment premium amortization)	$342,778	$337,179	$328,621	$341,009	$352,608
Investment premium amortization	(130,084)	(121,190)	(101,872)	(125,872)	(96,677)
Related interest expense	(107,653)	(85,521)	(65,155)	(66,368)	(69,101)
	105,041	130,468	161,594	148,769	186,830
Other interest income (expense) (a)	(7,196)	(8,113)	(8,173)	(8,165)	(7,790)
	97,845	122,355	153,421	140,604	179,040
Other revenue (expense)	(14,972)	(14,030)	(12,601)	(14,117)	(15,414)
Net income	$82,873	$108,325	$140,820	$126,487	$163,626
Net income per diluted common share (b)	$0.70	$0.97	$1.33	$0.93	$1.50
Cash dividends per share of common stock	0.95	1.14	1.36	1.24	1.49
Average number of diluted shares of common stock outstanding	95,819	95,701	95,629	95,393	95,012
Selected balance sheet data:
Residential mortgage investments	$13,316,282	$14,154,737	$13,908,104	$13,475,874	$13,860,158
Total assets	13,576,876	14,446,366	14,386,951	14,013,751	14,466,947
Secured borrowings	12,145,346	12,958,394	12,806,843	12,482,900	12,784,238
Long-term investment capital (“LTIC”):
Unsecured borrowings (net of related investments in statutory trusts prior to dissolution in December 2013)	98,090	97,986	97,882	97,783	97,662
Preferred stockholders’ equity	199,059	197,172	183,936	165,756	188,992
Common stockholders’ equity	1,048,628	1,101,152	1,206,835	1,200,027	1,308,133
Book value per common share (unaudited)	10.85	11.42	12.52	12.47	13.58
Key operating data: (unaudited)
Portfolio acquisitions (principal amount)	3,086,706	3,761,789	3,191,256	3,187,534	4,206,459
Portfolio runoff (principal amount)	3,844,590	3,421,026	2,801,144	3,483,756	2,784,687
Common equity capital raised	–	–	–	–	142,036
Common stock repurchases	–	–	–	7,292	35,062
Year-end portfolio leverage ratio (c)	9.02:1	9.28:1	8.60:1	8.53:1	8.02:1
Average total financing spreads (d)	0.64%	0.81%	1.06%	0.96%	1.26%
Average financing spreads on residential mortgage investments (d)	0.72	0.89	1.17	1.07	1.38
Average mortgage prepayment rates, (expressed as constant prepayment rates, or CPRs)	23.20	20.37	17.28	21.45	17.60
Return on average LTIC	6.77	7.91	9.97	8.73	11.00
Return on average common equity capital	6.20	7.86	10.37	7.08	11.15

(a)	Consists principally of interest on unsecured borrowings and is presented net of earnings of related statutory trusts prior to dissolution in December 2013.
(b)

Net income per diluted common share in 2016 includes a separation of service charge of $0.03 per common share related to a July 2016 leadership change.  Net income per diluted common share in 2013 includes reductions in net income available to common stockholders totaling $0.23 per common share related to convertible preferred stock redemption preference premiums paid and dividends accruing on then-outstanding shares of convertible preferred stock from the May 2013 initial issuance of the Company’s Series E preferred stock through the June 2013 redemption of the convertible preferred stock.

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

Overview

Capstead operates as a self-managed REIT earning income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting nearly exclusively of short-duration ARM Agency Securities, which reset to more current interest rates within a relatively short period of time and are considered to have limited, if any, credit risk.  By investing in short-duration ARM Agency Securities, the Company is positioned to benefit from future recoveries in financing spreads that typically contract during periods of rising interest rates and to experience smaller fluctuations in portfolio values compared to leveraged portfolios containing a significant amount of longer-duration ARM or fixed-rate mortgage securities.  Duration is a common measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital totaled $1.35 billion at December 31, 2016, consisting of $1.05 billion of common and $199 million of preferred stockholders’ equity together with $98 million of unsecured borrowings maturing in 2035 and 2036 (recorded amounts).

Long-term investment capital decreased by $51 million during 2016 due to $30 million in declines in net unrealized gains associated with the Company’s residential mortgage investments and interest rate swap agreements held for hedging purposes ($0.32 per outstanding share of common stock), and $22 million in capital returned to stockholders in the form of dividend distributions in excess of earnings ($0.25 per share).  Less than $2 million in new preferred equity capital was raised during 2016 pursuant to an at-the-market continuous offering program.  Book value (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) declined 5.0%, or $0.57 per share to $10.85 per share.  This change in book value, combined with $0.95 per share in common dividends declared, produced an economic return to Capstead common stockholders of 3.33% in 2016.

Capstead’s residential mortgage investments and related secured borrowings were managed lower during 2016 by not completely replacing portfolio runoff to end the year at $13.32 billion and $12.15 billion, respectively, compared to $14.15 billion and $12.96 billion at the end of 2015.  This was largely a response to the decline in long-term investment capital.  Portfolio leverage (secured borrowings divided by long-term investment capital) declined modestly during the year to 9.02 to one at December 31, 2016 from 9.28 to one at December 31, 2015.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $83 million or $0.70 per diluted common share in 2016, including a $0.03 per share separation of service charge associated with a July 2016 leadership change.  This compares to 2015 earnings of $108 million or $0.97 per diluted common share.  Earnings were negatively impacted by an 18 basis point increase in average secured borrowing rates that was only partially offset by a nine basis point increase in average cash yields on the Company’s ARM securities portfolio.  Cash yields are expected to continue trending higher as coupon interest rates on mortgage loans underlying the currently-resetting portion of the portfolio reset higher based on higher prevailing six- and 12-month interest rate indices.  Portfolio yields were also negatively impacted by an eight basis point increase in yield adjustments for investment premium amortization caused by higher mortgage prepayment levels. Mortgage prepayment levels increased in the second quarter and remained elevated through year-end, largely in response to a favorable refinancing environment during much of the year.  However, with the sharp increase in interest rates post-election, refinancing opportunities have diminished considerably, leading to expectations of lower mortgage prepayment levels in future periods.

The size and composition of Capstead’s investment portfolio depends on investment strategies being implemented by management, as well as overall market conditions, including the availability of attractively priced investments and suitable financing to leverage the Company’s investment capital.  Market conditions are influenced by, among other things, current and future expectations for short- and longer-term interest rates, mortgage prepayments and market liquidity.

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

Common Stock Repurchase Program

On January 27, 2016 Capstead’s board of directors authorized the repurchase of up to $100 million in common stock when such repurchases are deemed appropriate relative to portfolio reinvestment options and liquidity needs.  As of February 24, 2017, no shares had been repurchased under this program.  Any repurchases made pursuant to the program will be made in the open market from time to time in accordance with and as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  In addition, the Company may enter into Rule 10b5-1 plans under which repurchases can be made. The authorization does not obligate the Company to acquire any particular amount of common stock and repurchases under the program and the program itself may be suspended or discontinued at the Company’s discretion without prior notice.

Preferred Equity Capital Issuances

During the year ended December 31, 2016, Capstead issued 78,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at an average price of $24.23, net of underwriting fees and other costs, for net proceeds of approximately $2 million.  No shares were issued subsequent to year-end through February 24, 2017 pursuant to this program.  Additional amounts of preferred capital may be raised in the future under this program or by other means, subject to market conditions, compliance with federal securities laws and tax regulations as well as blackout periods associated with the dissemination of important Company-specific news.

Book Value per Common Share

All but $5 million of Capstead’s residential mortgage investments portfolio and all of its interest rate swap agreements are recorded at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per share of common stock.  The Company’s borrowings, however, are not recorded at fair value on the balance sheet.  Fair value is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels, among other factors.  The Company’s investment strategy attempts to mitigate these risks by focusing on investments in Agency Securities, which are considered to have little, if any, credit risk and are collateralized by ARM loans with interest rates that reset periodically to more current levels, generally within five years.  Because of these characteristics, the fair value of the Company’s portfolio is considerably less vulnerable to significant pricing declines caused by credit concerns or rising interest rates compared to leveraged portfolios containing a significant amount of non-agency securities or longer-duration ARM and/or fixed-rate Agency Securities.

The following table illustrates the progression of Capstead’s book value per share of common stock as well as changes in book value expressed as percentages of beginning book value for the indicated periods:

	As of and for the year ended December 31
	2016		2015		2014
Book value per common share, beginning of year	$11.42		$12.52		$12.47
Change in unrealized gains and losses on mortgage securities classified as available-for-sale	(0.51)		(1.02)		0.28
Change in unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Secured borrowings	0.18		0.12		0.06
Unsecured borrowings	0.01		(0.05)		(0.26)
	(0.32)	(2.8)%	(0.95)	(7.6)%	0.08	0.6%
Capital transactions:
Dividend distributions in excess of earnings	(0.25)		(0.17)		(0.04)
Effects of preferred equity capital transactions	–		–		(0.01)
Other (principally related to equity awards)	–		0.02		0.02
	(0.25)	(2.2)%	(0.15)	(1.2)%	(0.03)	(0.2)%
Book value per common share, end of year	$10.85		$11.42		$12.52
Change in book value per common share during the indicated year	$(0.57)	(5.0)%	$(1.10)	(8.8)%	$0.05	0.4%

Residential Mortgage Investments

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the indicated periods (dollars in thousands):

	As of and for the year ended December 31
	2016	2015	2014
Residential mortgage investments, beginning of year	$14,154,737	$13,908,104	$13,475,874
Portfolio acquisitions (principal amount) at average lifetime purchased yields of 2.27%, 2.47% and 2.44%, respectively	3,086,706	3,761,789	3,191,256
Investment premiums on acquisitions*	98,407	125,262	116,707
Portfolio runoff (principal amount)	(3,844,590)	(3,421,026)	(2,801,144)
Investment premium amortization*	(130,084)	(121,190)	(101,872)
Change in net unrealized gains on securities classified as available-for-sale	(48,894)	(98,202)	27,283
Residential mortgage investments, end of year	$13,316,282	$14,154,737	$13,908,104

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

Capstead’s investment strategy focuses on managing a portfolio of residential mortgage investments consisting almost exclusively of ARM Agency Securities.  Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by Fannie Mae and Freddie Mac, which are government-sponsored enterprises, or Ginnie Mae, which is an agency of the federal government.  Federal government support for Fannie Mae and Freddie Mac has largely alleviated market concerns regarding the ability of Fannie Mae and Freddie Mac to fulfill their guarantee obligations.

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at December 31, 2016 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$3,981,669	2.77%	3.13%	1.70%	3.02%	9.56%	5.8
Freddie Mac Agency Securities	1,588,609	2.84	3.31	1.81	2.53	9.59	6.9
Ginnie Mae Agency Securities	1,717,835	2.25	2.38	1.51	1.06	8.30	6.6
Residential mortgage loans	1,848	3.80	3.10	2.08	1.63	11.04	4.9
(55% of total)	7,289,961	2.66	2.99	1.68	2.45	9.27	6.2
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,678,228	2.67	3.31	1.62	3.33	7.68	42.7
Freddie Mac Agency Securities	2,124,054	2.71	3.34	1.66	2.86	7.77	43.2
Ginnie Mae Agency Securities	1,115,625	2.92	2.36	1.51	1.04	7.96	38.9
(45% of total)	5,917,907	2.73	3.14	1.61	2.73	7.76	42.2
	$13,207,868	2.69	3.06	1.65	2.58	8.59	22.3
Gross WAC (rate paid by borrowers) (c)		3.29

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At December 31, 2016, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.16.  This table excludes $3 million in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)

Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments.  As such, it is similar to the cash yield on the portfolio which is calculated using amortized cost basis.  Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date.  Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps.  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At year-end, 76% of current-reset ARMs were subject to periodic caps averaging 1.74%; 15% were subject to initial caps averaging 3.49%; 8% were subject to lifetime caps averaging 7.35%; and 1% were not subject to a cap.  All longer-to-reset ARM securities at December 31, 2016 were subject to initial caps.

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

After consideration of any applicable initial fixed-rate periods, at December 31, 2016 approximately 89%, 7% and 4% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively.  Approximately 85% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while only $5 million of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at December 31, 2016 approximately 8% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 23 months.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

Secured Borrowings

Capstead has traditionally financed its residential mortgage investments by leveraging its long-term investment capital borrowings under repurchase arrangements with commercial banks and other financial institutions.  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financings.  The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.

In August 2015 the Company began supplementing its borrowings under repurchase arrangements with advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati.  In January 2016 the FHLB system regulator finalized rules that generally preclude captive insurers from remaining members beyond February 19, 2017 with transition rules requiring outstanding advances to be repaid upon maturity or by that date.  In response to this action, the Company migrated all of its $2.88 billion of FHLB advances outstanding at December 31, 2015 back to repurchase arrangements by November 2016.  All $60 million of FHLB stock held by the Company in connection with advance activity at December 31, 2015 was redeemed during 2016.

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.6 percent and ranged from 3.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at December 31, 2016.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $683 million of capital at risk with its lending counterparties at December 31, 2016.  The Company did not have capital at risk with any single counterparty exceeding 4.3% of total stockholders’ equity at December 31, 2016.

Secured borrowing rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings. Interest may be paid monthly or at the termination of a borrowing at which time the Company may enter into a new borrowing at prevailing haircuts and rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.  When the fair value of pledged securities declines due to changes in market conditions or the publishing of monthly security pay-

down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.  Conversely, if collateral fair values increase, lenders are required to release collateral back to the Company pursuant to Company-issued margin calls.

As of December 31, 2016 the Company’s secured borrowings totaled $12.15 billion with 21 counter-parties at average rates of 0.96%, before the effects of currently-paying interest rate swap agreements held as cash flow hedges and 1.04% including the effects of these derivatives.  To help mitigate exposure to rising short-term interest rates, the Company uses pay-fixed, receive-variable interest rate swap agreements with two- and three-year interest payment terms supplemented with longer-maturity secured borrowings, when available at attractive rates and terms.  Excluding $500 million notional amount of swap agreements that expired January 2, 2017, at year-end the Company held $7.65 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the fourth quarter of 2019 and a weighted average expiration of 14 months.

After consideration of all portfolio financing-related swap positions entered into as of year-end, the Company’s residential mortgage investments and secured borrowings had estimated durations at December 31, 2016 of 11½  and 8½ months, respectively, for a net duration gap of approximately 3 months – see pages 21 and 22 under the caption “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-maturity secured borrowings, if available at attractive rates and terms.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2016, Capstead did not have any off-balance sheet arrangements.  The Company’s contractual obligations at December 31, 2016 were as follows (in thousands):

	Payments Due by Period*
	Total	12 Months or Less	13 – 36 Months	37 – 60 Months	>Than 60 Months
Secured borrowings	$12,158,717	$12,157,670	$726	$229	$92
Unsecured borrowings	213,192	4,514	10,550	11,509	186,619
Interest rate swap agreements designated as cash flow hedges of:
Secured borrowings	16	16	–	–	–
Unsecured borrowings	29,039	2,959	4,360	3,335	18,385
Portfolio acquisitions settling subsequent to year-end	55,000	55,000	–	–	–
Corporate office lease	1,039	292	597	150	–
	$12,457,003	$12,220,451	$16,233	$15,223	$205,096

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

The Company’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of December 31, 2016 in comparison with December 31, 2015 (in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Balances as of December 31, 2016:
Residential mortgage investments	$13,316,282	$12,145,346	$1,170,936	$560,166
Cash collateral receivable from swap counterparties, net (c)			29,952	–
Other assets, net of other liabilities			144,889	56,732
			$1,345,777	$616,898	9.02:1

Balances as of December 31, 2015	$14,154,737	$12,958,394	$1,396,310	$702,881	9.28:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
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

Future levels of portfolio leverage will be dependent on many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”).  During 2016 the portfolio and related secured borrowings were managed lower largely in response to a $51 million decline in long-term investment capital.  Portfolio leverage ended the year down modestly.  Potential liquidity declined during this period with the decline in long-term investment capital, higher haircut requirements for borrowings under repurchase arrangements relative to FHLB advances, and higher mortgage securities principal remittance receivables as a result of higher mortgage prepayment levels at year-end.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Supplemental Analysis of Quarterly Financing Spreads

Quarterly financing spreads and mortgage prepayment rates were as follows for the indicated periods:

	2016				2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total financing spreads: (a)
Yields on all interest-earning assets	1.49%	1.45%	1.53%	1.69%	1.62%	1.40%	1.42%	1.66%
Borrowing rates on all interest- paying liabilities	0.94	0.89	0.89	0.87	0.79	0.74	0.68	0.65
Total financing spreads	0.55	0.56	0.64	0.82	0.83	0.66	0.74	1.01
Financing spreads on residential mortgage investments, a non- GAAP financial measure:
Cash yields on residential mortgage investments (b)	2.55	2.52	2.50	2.47	2.44	2.42	2.41	2.42
Investment premium amortization (b)	(1.05)	(1.06)	(0.96)	(0.75)	(0.81)	(0.99)	(0.95)	(0.72)
Yields on residential mortgage investments	1.50	1.46	1.54	1.72	1.63	1.43	1.46	1.70
Unhedged secured borrowing rates (c)	0.79	0.69	0.67	0.65	0.48	0.45	0.41	0.38
Hedged secured borrowing rates (c)	0.95	0.93	0.96	0.93	0.87	0.84	0.77	0.75
Secured borrowing rates	0.89	0.84	0.84	0.82	0.73	0.69	0.62	0.59
Financing spreads on residential mortgage investments	0.61	0.62	0.70	0.90	0.90	0.74	0.84	1.11
Constant prepayment rate (“CPR”)	25.59	25.80	23.19	18.23	19.62	23.21	21.98	16.66

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

(c)

Unhedged borrowing rates represent average rates on secured borrowings, before consideration of related currently-paying interest rate swap agreements.  Hedged borrowing rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements held for portfolio hedging purposes adjusted for differences between LIBOR-based variable-rate payments received on these swaps and unhedged borrowing rates, as well as the effects of any hedge ineffectiveness.  Average fixed-rate swap payments were 0.80%, 0.75%, 0.73% and 0.69% for the fourth, third, second and first quarters of 2016, respectively, while the variable-rate payment adjustments equated to 0.15%, 0.18%, 0.23% and 0.24% on average currently-paying swap notional amounts outstanding for the same periods, respectively.  During 2016 and 2015, fixed-rate swap payments averaged 0.74% and 0.57% while variable-rate payment adjustments averaged 0.20% and 0.24% on average notional amounts outstanding, respectively.

Cash yields continue to benefit from higher coupon interest rates as mortgage loans underlying the Company’s current-reset ARM securities reset to higher rates based on higher prevailing six- and 12-month interest rate indices.  The majority of these loans reset annually based on margins over indices such as 12-month LIBOR, which increased over 50 basis points per year in 2016 and 2015 to 1.69% at December 31, 2016.  These increases were driven largely by market volatility associated with changing expectations regarding Federal Reserve interest rate policy that culminated in 25 basis point Federal Funds rate increases in December 2016 and 2015 and, more recently, changing market conditions associated with money market reform.

Portfolio yield adjustments for investment premium amortization are primarily driven by mortgage prepayment and investment premium levels.  Mortgage prepayment levels are heavily influenced by the availability of mortgage financing at attractive terms and the overall health of the housing markets, as well as seasonal factors.  Similar to what occurred in 2015; Capstead experienced high prepayment levels during the summer months of 2016 reflecting declines in prevailing interest rates and seasonal factors.  While the 2016 refinancing wave peaked in September, declines in prepayment rates on ARM securities have lagged declines in prepayment rates on fixed-rate mortgage securities during the fourth quarter and in January 2017.  However, with the sharp increase in interest rates post-election, opportunities for homeowners to refinance at lower rates have diminished considerably.  This is expected to lead to lower mortgage prepayment levels in the coming months, benefiting portfolio yields and earnings.

Higher unhedged secured borrowing rates in 2016 were attributable to higher rates negotiated with lending counterparties after the 25 basis point December 2015 Federal Funds rate increase as well as other factors.  Also contributing to higher rates was market volatility associated with changing expectations regarding future Federal Reserve interest rate policy culminating in another 25 basis point Federal Funds rate increase in mid-December 2016.  Additionally, lower-cost FHLB advances were replaced with repurchase arrangements as these advances matured due to the regulator-induced moratorium on FHLB advances.  Hedged secured borrowing rates increased steadily during 2016 as expiring swap contracts were replaced at higher rates, even as variable-rate swap receipts benefited more recently from higher prevailing short-term LIBOR rates relative to unhedged borrowing rates.

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

	2016				2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total financing spreads	0.55%	0.56%	0.64%	0.82%	0.83%	0.66%	0.74%	1.01%
Impact of yields on other interest- earning assets*	0.01	0.01	0.01	0.03	0.01	0.03	0.04	0.04
Impact of borrowing rates on other interest-paying liabilities*	0.05	0.05	0.05	0.05	0.06	0.05	0.06	0.06
Financing spreads on residential mortgage investments, a non- GAAP financial measure	0.61	0.62	0.70	0.90	0.90	0.74	0.84	1.11

	2016	2015	2014	2013	2012
Total financing spreads	0.64%	0.81%	1.06%	0.96%	1.26%
Impact of yields on other interest-earning assets*	0.02	0.03	0.05	0.04	0.06
Impact of borrowing rates on other interest- paying liabilities*	0.06	0.05	0.06	0.07	0.06
Financing spreads on residential mortgage investments, a non-GAAP financial measure	0.72	0.89	1.17	1.07	1.38

*

Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of unsecured borrowings (at average borrowing rates of 7.99% for 2016) and cash collateral payable to interest rate swap counterparties.

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

In accordance with IRC 857(b)(9), none of Capstead’s fourth quarter 2015 common dividend of $0.26 paid in January 2016 was taxable in 2015, and is therefore subject to tax in 2016.  This spillover distribution, together with common dividend distributions paid with respect to the first three quarters of 2016 and preferred dividend distributions paid for all of 2016 exceeded the Company’s available earnings and profits for 2016.  Therefore, none of the $0.23 fourth quarter 2016 common dividend paid in January 2017 is taxable in 2016.

The 2016 common and preferred dividend distributions described above exceeded 2016 earnings and profits by $0.252223, representing 25.74% of total 2016 common distributions of $0.98.  This nondividend distribution is characterized as return of capital and has been allocated on a pro rata basis to each common dividend distribution made in 2016, including the fourth quarter 2015 common dividend paid in January 2016.  After this return of capital allocation, remaining 2016 common dividend distributions totaling $0.727777 have been characterized as ordinary income.  Nondividend distributions characterized as return on capital reduce the tax basis of related shares and are nontaxable to the recipient unless return of capital distributions in aggregate exceed tax cost basis, in which case the excess is reportable as capital gain.

All preferred dividends taxable in 2016 have been characterized as ordinary income.  All common and preferred dividends taxable in 2015 and 2014 were characterized as ordinary income.  See the investor relations section of the Company’s website at www.capstead.com for additional dividend characterization information.

If in future years the Company realizes gains on sales of assets, a portion of its dividends may be characterized as long-term capital gains, provided such gains exceed available capital loss carryforwards totaling $21 million that expire after 2019.  Any such capital gain distributions would be reported as long-term capital gains and would generally be taxed at lower rates than distributions of ordinary income.

Due to the complex nature of applicable tax rules, it is recommended that stockholders consult their tax advisors to ensure proper tax treatment of dividends received.

RESULTS OF OPERATIONS

	Year ended December 31
	2016	2015	2014
Income statement data (in thousands, except per share data)
Interest income on residential mortgage investments (before investment premium amortization)	$342,778	$337,179	$328,621
Investment premium amortization	(130,084)	(121,190)	(101,872)
Related interest expense	(107,653)	(85,521)	(65,155)
	105,041	130,468	161,594
Other interest income (expense)	(7,196)	(8,113)	(8,173)
	97,845	122,355	153,421
Other revenue (expense):
Compensation-related expense	(8,784)	(10,200)	(8,302)
Separation of service charge	(2,965)	–	–
Other general and administrative expense	(4,682)	(4,798)	(4,157)
Miscellaneous other revenue (expense)	1,459	968	(142)
	(14,972)	(14,030)	(12,601)
Net income	$82,873	$108,325	$140,820
Net income per diluted common share	$0.70	$0.97	$1.33
Average diluted shares outstanding	95,819	95,701	95,629

Key operating statistics (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.51%	2.42%	2.45%
Investment premium amortization	(0.95)	(0.87)	(0.76)
Yields on residential mortgage investments	1.56	1.55	1.69
Other interest-earning assets	0.35	0.13	0.08
Total yields	1.54	1.52	1.64
Average borrowing rates:
Secured borrowings:
Unhedged borrowing rates	0.70	0.43	0.34
Hedged borrowing rates	0.94	0.81	0.68
Secured borrowing rates	0.84	0.66	0.52
Unsecured borrowings	7.99	8.63	8.68
Total borrowing rates	0.90	0.71	0.58
Average total financing spreads	0.64	0.81	1.06
Average financing spreads on residential mortgage investments, a non-GAAP financial measure *	0.72	0.89	1.17
Average CPR	23.20	20.37	17.28
Average balance information:
Residential mortgage investments (cost basis)	$13,658	$13,923	$13,424
Other interest-earning assets	181	265	398
Secured borrowings	12,754	13,048	12,651
Unsecured borrowings (included in long-term investment capital)	98	98	98
Long-term investment capital (“LTIC”)	1,384	1,477	1,498
Operating costs as a percentage of average LTIC	0.97%	1.02%	0.83%
Return on average LTIC	6.77	7.91	9.97
Return on average common equity capital	6.20	7.86	10.37
*

Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on Capstead’s residential mortgage investments, net of secured borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings.  See page 15 for a reconciliation of these financial measures and the Company’s rationale for using this non-GAAP financial measure.

2016 Compared to 2015

Capstead’s net income totaled $83 million or $0.70 per diluted common share for the year ended December 31, 2016, compared to $108 million or $0.97 per diluted common share in 2015.  Earnings in 2016 were negatively impacted by higher investment premium amortization caused by higher mortgage prepayment levels and higher borrowing costs.  Additionally, 2016 earnings include a $0.03 per share separation of service charge associated with a July 2016 leadership change, which is described further in NOTE 3 to the accompanying consolidated financial statements (included in Item 8 of this report).

Total financing spreads were 17 basis points lower averaging 0.64% during 2016, compared to 0.81% reported for 2015 as higher cash yields and rates on overnight investments were offset by higher investment premium amortization and higher secured borrowing rates.  Financing spreads on residential mortgage investments were also 17 basis points lower, averaging 0.72% during 2016, compared to 0.89% reported for 2015 as higher cash yields were offset by higher investment premium amortization and higher secured borrowing rates.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes.  See page 15 for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to total financing spreads.

Yields on residential mortgage investments were one basis point higher, averaging 1.56% during 2016, compared to 1.55% reported for 2015. Cash yields were nine basis points higher, averaging 2.51% during 2016, compared to 2.42% reported for 2015, largely due to ARM loan coupon interest rates resetting higher to more current rates.  Negative yield adjustments for investment premium amortization were eight basis points higher, averaging 95 basis points during 2016, compared to 87 basis points reported for 2015, primarily as a result of higher mortgage prepayment levels.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets as well as seasonal factors.

Secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes were 18 basis points higher, averaging 0.84% in 2016, compared to 0.66% reported for 2015.  Unhedged borrowing rates accounted for most of the increase, with the remainder attributable to higher interest rate swap costs.  Market conditions, including 25 basis point increases in the Federal Funds rate in December 2015 and in mid-December 2016, contributed to higher borrowing rates.  Average hedged borrowing rates increased 13 basis points as older, lower-rate swaps were replaced at higher fixed rates, partially offset by higher variable rate swap receipts as a result of higher short-term LIBOR rates relative to higher unhedged borrowing rates.  Currently-paying swap balances averaged $7.57 billion in 2016, compared to $7.70 billion reported for 2015.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Benefits to other interest income (expense) during 2016 from higher rates on overnight investments and cash collateral receivable from interest rate swap counterparties, and lower hedged borrowing rates on the Company’s $100 million face amount of outstanding unsecured borrowings, were partially offset by lower average balances of interest-earning assets during 2016 compared to 2015.

Operating costs (compensation, general and administrative expenses) as a percentage of long-term investment capital is a metric widely used in the mortgage REIT industry as a measure of operating cost efficiency.  Capstead is widely recognized as a leader in this regard by virtue of its internally-managed structure and agency-focused investment strategy.  Operating costs for 2016 benefited from reporting certain compensation-related costs associated with a July 2016 leadership change as components of a separation of service charge.  Additionally, short-term incentive compensation costs, which are based in part on relative economic return performance metrics, were lower in 2016 compared to 2015.  Although Capstead’s fourth quarter 2016 economic return is estimated to have exceeded all but two of its peers used for incentive compensation measurement purposes, the Company exceeded fewer of its peers for the full year than it did in 2015.

Miscellaneous other revenue (expense) benefited in 2016 and 2015 from dividends earned on FHLB stock held by the Company in connection with FHLB advance activity.  Over the course of 2016 this stock was redeemed by the FHLB with the repayment of these advances.

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

Total financing spreads were 25 basis points lower averaging 0.81% during 2015, compared to 1.06% reported for 2015.  Financing spreads on residential mortgage investments averaged 0.89% during 2015, compared to 1.17% reported for 2014.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes.  See page 15 for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to its related GAAP financial measure, total financing spreads.

Yields on residential mortgage investments averaged 1.55% during 2015, 14 basis points lower than yields reported for 2014.  Cash yields averaged 2.42% during 2015, three basis points lower than reported for 2014, primarily as a result of ARM loan coupon interest rates resetting lower as well as lower coupon interest rates on acquisitions.  In large part due to market expectations for higher short-term interest rates, cash yields began increasing the latter half of 2015 reflecting increases during 2015 in the underlying indexes (principally one-year LIBOR) in anticipation of Federal Reserve action to increase short-term interest rates.  The negative yield adjustment for investment premium amortization averaged 87 basis points during 2015, 11 basis points higher than reported for 2014.  This increase is primarily the result of higher levels of mortgage prepayments which began increasing in March 2015 primarily as a result of lower mortgage rates then available as well as seasonal factors, leading to higher investment premium amortization and lower yields during the second and third quarters of 2015.

Secured borrowing rates, adjusted for related swap agreements, averaged 0.66% in 2015, 14 basis points higher than reported for 2014.  Unhedged borrowing rates accounted for most of the increase, with the remainder attributable to higher interest rate swap costs.  Market conditions, including expectations for Federal Reserve action to raise short-term interest rates, contributed to higher borrowing rates as well as greater use of higher-rate, longer-maturity secured borrowings. Swap costs were impacted by the expiration of older, lower-rate swaps, wider differences between variable-rate swap rates relative to unhedged borrowing rates and higher currently-paying swap balances (currently-paying swap balances averaged $7.70 billion in 2015, compared to $6.55 billion for the same period in 2014).

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

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are secured borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” on page 13 illustrates management’s estimate of additional funds potentially available to the Company at December 31, 2016 and the accompanying discussion provides insight into the Company’s perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

On January 27, 2016 Capstead’s board of directors authorized the repurchase of up to $100 million in common stock when such repurchases are deemed appropriate relative to portfolio reinvestment options and liquidity needs.  As of February 24, 2017, no shares had been repurchased under this program.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.  In August 2015 the Company began supplementing its traditional borrowings with FHLB advances; however, in early 2016 the FHLB system regulator issued a ruling generally eliminating the mortgage REIT industry’s access to such advances.  In response to this action, the Company has migrated all of its $2.88 billion of FHLB advances outstanding at December 31, 2015 back to repurchase arrangements by November 2016.  Additionally, FHLB stock held by the Company in connection with advance activity was redeemed during 2016.

None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.   Secured borrowings began 2016 at $12.96 billion, averaged $12.75 billion during the year, and ended the year at $12.15 billion, all maturing within 90 days.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses pay-fixed, receive-variable interest rate swap agreements supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  Excluding $500 million notional amount of swap agreements that expired January 2, 2017, at year-end the Company held $7.65 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the third quarter of 2019 and a weighted average expiration of 14 months.  Additionally, the Company entered into swap agreements effectively locking in lower fixed rates of interest during the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

During 2016, Capstead issued 78,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program for net proceeds of approximately $2 million.  No shares were issued subsequent to year-end through February 24, 2017 pursuant to this program.  Additional amounts of preferred and common equity capital may be raised in the future under continuous offering programs or by other means.  Any such capital raising activity will be subject to market conditions such as pricing levels for these securities, capital deployment opportunities or needs, the status of stock repurchase programs, if applicable, as well as compliance with federal securities laws and tax regulations as well as blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

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

To further reduce exposure to higher short-term interest rates, the Company uses interest rate swap agreements that typically require interest payments for two-year terms, as well as longer-maturity secured borrowings, if available at attractive rates and terms.  These transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  After consideration of portfolio financing-related swap positions held to hedge changes in short-term interest rates, at December 31, 2016 the Company’s residential mortgage investments and secured borrowings had estimated durations of 11½ and 8½ months, for a net duration gap of approximately 3 months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings, if available at attractive rates and terms.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivative financial instruments at December 31, 2016 and 2015, subject to the modeling parameters described above.

	Federal Funds Rate	10-Year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%
Projected 12-month percentage change in net interest margins: *
December 31, 2016	0.50-0.75%	2.45%	(9.5)%	(0.2)%	(5.8)%
December 31, 2015	0.25-0.50	2.27	(9.2)	(0.1)	(5.3)
Projected percentage change in portfolio and related derivative values: *
December 31, 2016	0.50-0.75	2.45	0.1	(0.3)	(0.5)
December 31, 2015	0.25-0.50	2.27	0.1	(0.3)	(0.5)

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

RISK FACTORS

An investment in securities issued by Capstead involves various risks. An investor should carefully consider the following risk factors in conjunction with the other information contained in this document before purchasing the Company’s securities.  The risks discussed herein can adversely affect the Company’s business, liquidity, operating results, financial condition and future prospects, causing the market price of the Company’s securities to decline, which could cause an investor to lose all or part of an investment in Company stock.  The risk factors described below are not the only risks that may affect the Company. Additional risks and uncertainties not presently known to the Company also may adversely affect its business, liquidity, earnings and financial condition.

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

Changes in interest rates, whether increases or decreases, may adversely affect Capstead’s liquidity, financial condition and earnings.  Capstead’s earnings depend primarily on the difference between the interest received on its residential mortgage investments and the interest paid on its secured borrowings, adjusted for the effects of derivative financial instruments held for hedging purposes.  The Company finances its investments primarily at 30- to 90-day interest rates.  Coupon interest rates on only a portion of the ARM loans underlying the Company’s securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan.  Consequently, interest rates on secured borrowings not effectively fixed through the use of interest rate swap agreements or similar derivatives can rise to levels that may exceed yields on these securities in a rising short-term interest rate environment.  This can contribute to lower, or in more extreme circumstances, negative financing spreads and, therefore, adversely affect earnings.  Because rising interest rates can put downward pressure on financial asset prices, Capstead may be presented with substantial margin calls during such periods, adversely affecting the Company’s liquidity.  If the Company is unable or unwilling to pledge additional collateral, the Company’s lenders can liquidate the collateral, potentially under adverse market conditions, resulting in losses.  At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining secured borrowings, which could result in losses.  In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

During periods of relatively low short-term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may adversely affect yields on the Company's ARM securities as the underlying ARM loans reset at lower rates.  If declines in these indices exceed declines in the Company’s borrowing rates, earnings would be adversely affected.

Periods of illiquidity in the mortgage markets may reduce amounts available under secured borrowing arrangements due to declines in the perceived value of related collateral, which could adversely impact Capstead’s liquidity, financial condition and earnings.  Capstead finances its residential mortgage investments by pledging them as collateral under uncommitted secured borrowing arrangements.  The amount borrowed is limited to a percentage of the market value of the pledged collateral.  The portion of the pledged collateral held by or pledged to the lender in excess of the amount borrowed is referred to as margin collateral and the resulting margin percentage is required to be maintained throughout the term of the borrowing.  If the perceived market value of the pledged collateral as determined by the Company’s lenders declines, the Company may be subject to margin calls wherein the lender requires the Company to pledge additional collateral to reestablish the agreed-upon margin percentage.  Because market illiquidity tends to put downward pressure on asset prices, the Company may be presented with substantial margin calls during such periods.  If the Company is unable or unwilling to pledge additional collateral, lenders can liquidate the collateral or seek other remedies, potentially under adverse market conditions, resulting in losses.  At such times the Company may determine that it is prudent to sell assets to improve its ability to pledge sufficient collateral to support its remaining secured borrowings, which could result in losses.  In addition, lower pricing levels for remaining holdings of residential mortgage investments will lead to declines in book value per common share.

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

Capstead may sell assets for various reasons, including a change in the Company’s investment focus, which could increase earnings volatility.  Capstead may sell assets to enhance its liquidity during periods of market illiquidity or rising interest rates or the Company may change its investment focus requiring it to sell some portion of its existing investments.  Gains or losses resulting from any such asset sales, or from terminating any related longer-maturity secured borrowings or interest rate swap agreements, could increase the Company’s earnings volatility.

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

Derivative financial instruments held may fail to qualify for hedge accounting introducing potential volatility to Capstead’s earnings.  The Company typically qualifies derivatives held as cash flow hedges for accounting purposes in order to record the effective portion of the change in fair value of designated derivatives as a component of stockholders’ equity rather than in earnings.  If the hedging relationship for any derivative held ceases to qualify for hedge accounting treatment for any reason, including failing to meet documentation and ongoing hedge effectiveness requirements, the Company would be required to record in earnings the total change in fair value of any such derivative.  In addition the Company could elect to no longer avail itself of cash flow hedge accounting for its derivative positions.  Such changes could introduce a potentially significant amount of volatility to earnings reported by the Company.

The lack of availability of suitable investments at attractive pricing may adversely affect Capstead’s earnings.  The pricing of investments is determined by a number of factors including interest rate levels and expectations, market liquidity conditions, and competition among investors for these investments, many of whom have greater financial resources and lower return requirements than Capstead.  Additionally, in recent years the Federal Reserve has been an active buyer of Agency Securities which has had the effect of supporting, if not increasing, pricing for these securities.  To the extent the proceeds from prepayments on Capstead’s mortgage investments are not reinvested or cannot be reinvested at rates of return at least equal to the rates previously earned on those investments, the Company's earnings may be adversely affected. Similarly, if proceeds from capital raising activities are not deployed or cannot be deployed at rates of return being earned on existing capital, earnings may be adversely affected.  Capstead cannot assure investors that the Company will be able to acquire suitable investments at attractive pricing and in a timely manner to replace portfolio runoff as it occurs or to deploy new capital as it is raised.  Neither can the Company assure investors that it will maintain the current composition of its investments, consisting primarily of ARM Agency Securities.

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

Potential changes in the relationship between the federal government and Fannie Mae and Freddie Mac could adversely affect Capstead’s liquidity, financial condition and earnings.  Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest on these securities are guaranteed by Fannie Mae, Freddie Mac or by Ginnie Mae.  Only the guarantee by Ginnie Mae is explicitly backed by the full faith and credit of the federal government.  The high actual or perceived credit quality of Agency Securities allows the Company to finance its portfolio using secured borrowing arrangements with favorable interest rate terms and margin requirements that otherwise would not be available.  As a result of deteriorating housing market conditions that began in 2007, Fannie Mae and Freddie Mac incurred substantial losses due to high levels of mortgagor defaults and in 2008 the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, allowing it to operate them without forcing them to liquidate.  Additionally, the federal government, through the U.S. Treasury and the Federal Reserve, undertook other actions to provide financial support to these entities and the housing market, including the acquisition of large holdings of Agency Securities.  These and other steps taken by the federal government were designed to support market stability and mortgage availability at favorable rates in part by providing additional confidence to investors in Agency Securities.

It is anticipated that over the next several years U.S. policy makers will reach a consensus on what the long-term role of the federal government in general, and Fannie Mae and Freddie Mac in particular, will have in the housing markets.  In this regard there have been numerous proposals put forth by members of Congress, the Treasury Department and federal regulators regarding Fannie Mae and Freddie Mac reform.  The actual or perceived credit quality of Agency Securities could be adversely affected by market uncertainty over any legislative or regulatory initiatives that impact the relationship between Fannie Mae, Freddie Mac and the federal government.  A significantly reduced role by the federal government or other changes in the guarantees provided by Fannie Mae, Freddie Mac or Ginnie Mae, or their successors, could adversely affect the credit profile and pricing of existing holdings and/or future issuances of Agency Securities and whether the Company’s strategy of holding a leveraged portfolio of short-duration Agency Securities remains viable, which could adversely affect earnings and book value per common share.

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

Recognition of excess inclusion income by Capstead could have adverse consequences to its stockholders.  If the Company were to modify its investment strategy to invest in Real Estate Mortgage Investment Conduit (“REMIC”) residual interests, or if any of its assets were deemed to be taxable mortgage pools for federal income tax purposes, the Company could recognize “excess inclusion income.”  Any such excess inclusion income would be allocated to stockholders in proportion to dividends paid and would not be eligible to be offset by any losses of the stockholders.  Further, any such income allocated to stockholders that are tax-exempt entities and not “disqualified organizations,” as described below, would be fully taxable as unrelated business taxable income under Section 512 of the Code. Any stockholders that are foreign persons would be subject to federal income tax at the maximum tax rate and withholding will be required without reduction or exemption pursuant to any otherwise applicable income tax treaties.  Finally, to the extent that Capstead stock is owned by disqualified organizations (such as certain government-related entities and tax exempt entities that are not subject to tax on unrelated business income), the Company’s charter provides that, in order to prevent the imposition of a penalty tax on the Company, the Company may redeem or refuse to transfer any of its shares to such disqualified organizations.

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

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Capstead Mortgage Corporation

We have audited the accompanying consolidated balance sheets of Capstead Mortgage Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Dallas, Texas
February 24, 2017

Consolidated Balance Sheets

(In thousands, except pledged and per share amounts)

	December 31
	2016	2015
Assets
Residential mortgage investments ($12.81 and $13.54 billion pledged at December 31, 2016 and December 31, 2015, respectively)	$13,316,282	$14,154,737
Cash collateral receivable from interest rate swap counterparties	29,660	50,193
Interest rate swap agreements at fair value	24,709	7,720
Cash and cash equivalents	56,732	54,185
Receivables and other assets	149,493	179,531
	$13,576,876	$14,446,366
Liabilities
Secured borrowings	$12,145,346	$12,958,394
Interest rate swap agreements at fair value	24,417	26,061
Unsecured borrowings	98,090	97,986
Common stock dividend payable	22,634	25,979
Accounts payable and accrued expenses	38,702	39,622
	12,329,189	13,148,042
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized: 7.50% Cumulative Redeemable Preferred Stock, Series E, 8,234 and 8,156 shares issued and outstanding ($205,849 and $203,902 aggregate liquidation preferences) at December 31, 2016 and December 31, 2015, respectively	199,059	197,172
Common stock - $0.01 par value; 250,000 shares authorized: 95,989 and 95,825 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	960	958
Paid-in capital	1,288,346	1,310,563
Accumulated deficit	(346,464)	(346,464)
Accumulated other comprehensive income	105,786	136,095
	1,247,687	1,298,324
	$13,576,876	$14,446,366

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year ended December 31
	2016	2015	2014
Interest income
Residential mortgage investments	$212,694	$215,989	$226,749
Other	637	341	315
	213,331	216,330	227,064
Interest expense
Secured borrowings	(107,653)	(85,521)	(65,155)
Unsecured borrowings	(7,833)	(8,454)	(8,488)
	(115,486)	(93,975)	(73,643)
	97,845	122,355	153,421
Other revenue (expense)
Compensation-related expense	(8,784)	(10,200)	(8,302)
Separation of service charge	(2,965)	–	–
Other general and administrative expense	(4,682)	(4,798)	(4,157)
Miscellaneous other revenue (expense)	1,459	968	(142)
	(14,972)	(14,030)	(12,601)
Net income	$82,873	$108,325	$140,820
Net income available to common stockholders
Net income	$82,873	$108,325	$140,820
Less preferred stock dividends	(15,372)	(15,160)	(13,781)
	$67,501	$93,165	$127,039

Basic and diluted net income per common share	$0.70	$0.97	$1.33

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year ended December 31
	2016	2015	2014
Net income	$82,873	$108,325	$140,820
Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	(48,894)	(98,202)	27,283
Amounts related to cash flow hedges:
Change in net unrealized losses	(1,370)	(21,675)	(41,059)
Reclassification adjustment for amounts included in net income	19,955	28,550	22,055
	(30,309)	(91,327)	8,279
Comprehensive income	$52,564	$16,998	$149,099

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2013	$165,756	$958	$1,329,792	$(349,866)	$219,143	$1,365,783
Net income	–	–	–	140,820	–	140,820
Change in unrealized gain on mortgage securities, net	–	–	–	–	27,283	27,283
Amounts related to cash flow hedges, net	–	–	–	–	(19,004)	(19,004)
Cash dividends:
Common – $1.36 per share	–	–	(6,365)	(124,058)	–	(130,423)
Preferred	–	–	–	(13,781)	–	(13,781)
Issuance of Series E preferred stock	18,180	–	–	–	–	18,180
Other additions to capital	–	–	1,913	–	–	1,913
Balance at December 31, 2014	183,936	958	1,325,340	(346,885)	227,422	1,390,771
Net income	–	–	–	108,325	–	108,325
Change in unrealized gain on mortgage securities, net	–	–	–	–	(98,202)	(98,202)
Amounts related to cash flow hedges, net	–	–	–	–	6,875	6,875
Cash dividends:
Common – $1.14 per share	–	–	(16,473)	(92,744)	–	(109,217)
Preferred	–	–	—	(15,160)	–	(15,160)
Issuance of Series E preferred stock	13,236	–	–	–	–	13,236
Other additions to capital	–	–	1,696	–	–	1,696
Balance at December 31, 2015	197,172	958	1,310,563	(346,464)	136,095	1,298,324
Net income	–	–	–	82,873	–	82,873
Change in unrealized gain on mortgage securities, net	–	–	–	–	(48,894)	(48,894)
Amounts related to cash flow hedges, net	–	–	–	–	18,585	18,585
Cash dividends:
Common – $0.95 per share	–	–	(23,592)	(67,501)	–	(91,093)
Preferred	–	–	–	(15,372)	–	(15,372)
Issuance of Series E preferred stock	1,887	–	–	–	–	1,887
Other additions to capital	–	2	1,375	–	–	1,377
Balance at December 31, 2016	$199,059	$960	$1,288,346	$(346,464)	$105,786	$1,247,687

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31
	2016	2015	2014
Operating activities:
Net income	$82,873	$108,325	$140,820
Noncash items:
Amortization of investment premiums	130,084	121,190	101,872
Amortization of equity-based awards	1,440	2,132	2,390
Other depreciation and amortization	124	109	137
Change in measureable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	(47)	(162)	76
Net change in receivables, other assets, accounts payable and accrued expenses	646	12,651	3,517
Net cash provided by operating activities	215,120	244,245	248,812
Investing activities:
Purchases of residential mortgage investments	(3,185,113)	(3,887,051)	(3,307,963)
Interest receivable acquired with the purchase of residential mortgage investments	(4,361)	(5,494)	(5,313)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	3,817,351	3,419,867	2,785,337
Redemptions (purchases) of lending counterparty investments	60,000	(60,002)	–
Net cash provided by (used in) investing activities	687,877	(532,680)	(527,939)
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	127,822,442	111,006,967	128,594,880
Principal payments on repurchase arrangements and similar borrowings	(125,760,487)	(113,730,416)	(128,270,935)
Proceeds from other secured borrowings	1,175,000	5,425,000	–
Principal payments on other secured borrowings	(4,050,000)	(2,550,000)	–
Decrease (increase) in cash collateral receivable from interest rate swap counterparties	20,533	2,946	(27,637)
Proceeds from issuance of preferred shares	1,898	13,266	18,180
Other capital stock transactions	(57)	(429)	(468)
Dividends paid	(109,779)	(132,240)	(140,723)
Net cash (used in) provided by financing activities	(900,450)	35,094	173,297
Net change in cash and cash equivalents	2,547	(253,341)	(105,830)
Cash and cash equivalents at beginning of year	54,185	307,526	413,356
Cash and cash equivalents at end of year	$56,732	$54,185	$307,526

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2016

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

NOTE 2 — ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Capstead Mortgage Corporation and its wholly-owned and majority-owned subsidiaries over which it exercises control.  Pursuant to variable interest entity (“VIE”) accounting principles, Capstead considers for consolidation any VIE in which it holds an interest.  The Company’s captive insurance subsidiary is considered a VIE for financial reporting purposes because Capstead has the obligation to absorb its losses and the right to receive its benefits, and, as Capstead is the primary beneficiary, the accounts of the captive insurance subsidiary are consolidated.  Intercompany balances and transactions are eliminated.

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board issued ASU 2014-15, Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim reporting periods thereafter. The Company does not expect the adoption of this ASU to have a material impact on the Company’s disclosures in the footnotes to its consolidated financial statements.

Also in 2014, the Financial Accounting Standards Board issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity (“ASU 2014-16”).  ASU 2014-16 provides guidance in evaluating whether the nature of a hybrid financial instrument, such as the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock, is more debt-like or equity-like when determining whether any embedded derivative financial instruments, such as call rights and conversion features, should be bifurcated and accounted for separately.  The Company adopted ASU 2014-16 on January 1, 2016, which had no effect on the Company’s results of operations, financial condition, or cash flows.

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

Financial Assets

Capstead’s financial assets consist almost exclusively of Agency Securities classified as available-for-sale and carried at fair value with unrealized gains and losses reported as a separate component of Accumulated other comprehensive income.  Loans classified as held for investment or mortgage securities classified as held-to-maturity are recorded at amortized cost (unpaid principal balance, adjusted for unamortized investment premiums and discounts).  Interest is recorded as income when earned.  Investment premiums and discounts are recognized as adjustments to interest income by the interest method over the expected life of the related financial assets.  Realized gains and losses from any financial asset sales are recorded as a component of Other revenue (expense).  The specific identification method would be used to determine the cost of financial assets sold.  Financial assets are reviewed for potential impairment at each balance sheet date.  Other-than-temporary impairments of investments in mortgage securities can occur with changes in the Company’s intent or ability to hold the mortgage securities until any declines in fair value are recovered and as a result of adverse changes in the financial condition of the issuer(s) such that a full recovery of cost basis is no longer expected.  The amount of any such other-than-temporary impairment for an investment in a mortgage security is measured by comparing the recorded amount of the security to its fair value.  Other-than-temporary impairment charges would be recorded as a component of Other revenue (expense) if the impairment results from changes in the Company’s intent or ability to hold the securities.  Should other-than-temporary impairment arise as a result of adverse changes in the financial condition of the issuer(s) without changing the Company’s intent and ability to hold the securities, the credit component of the impairment would be recorded as a component of Other revenue (expense) with any remainder recorded as a component of Other comprehensive income.

Borrowings

From August 2015 through January 2016 Capstead received advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati through a wholly-owned captive insurance subsidiary.  In response to a regulator-induced moratorium, all such advances were repaid by November 2016.  These advances were secured by Agency Securities, and together with repurchase arrangements and similar borrowings, were classified as Secured borrowings in the accompanying financial statements during the indicated period.

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

Derivatives create exposure to credit risk related to the potential for failure on the part of counterparties to honor their commitments.  In addition, the Company is required to post collateral based on any declines in the market value of the Derivatives.  In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the Derivative.  To mitigate this risk, the Company uses only well-established commercial banks as counterparties and, pursuant to regulatory changes implemented in 2013, most Derivatives held at December 31, 2016 were entered into through Derivative exchanges established in part to mitigate credit risk.

Cash collateral receivable from interest rate swap counterparties, when present, represents cash remitted to swap counterparties to meet initial and ongoing margin requirements that are based on the fair value of these Derivatives, including related interest receivable or payable under the terms of the agreements.  The Company may also remit mortgage securities to certain of its swap counterparties to meet ongoing margin requirements.  Such mortgage securities, if any, are included in Residential mortgage investments.  Similarly, Cash collateral payable to interest rate swap counterparties, when present, represents cash received from counterparties to meet margin call requirements.  For presentation purposes, the Company does not offset individual counterparty collateral receivables (or payables) with the recorded fair value of related interest rate swap agreements pursuant to master netting arrangements.  In addition, gross unrealized gains on Derivatives (recorded as assets) are stated separately from gross unrealized losses (recorded as liabilities) without regard to counterparty.  However, beginning in 2017, certain cash margins will be presented on a net basis against the fair value of related Derivatives pursuant to rule changes by swap counterparty exchanges regarding the legal characteristics of such cash margins.  The rule changes are not expected to affect the Company’s financial position.

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

Income Taxes

Capstead Mortgage Corporation and its qualified REIT subsidiaries (“Capstead REIT”) have elected to be taxed as a REIT.  As a result, Capstead REIT is not taxed on taxable income distributed to stockholders if certain REIT qualification tests are met.  Capstead’s policy is to distribute 100% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Internal Revenue Code (the “Code”), which may extend into the subsequent taxable year.  The Company may find it advantageous from time to time to elect taxable REIT subsidiary status for certain of its subsidiaries in which case taxable income of any such subsidiary would be subject to federal and, where applicable, state or local income taxes.  Any such income taxes are accounted for using the liability method.  Related deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company has not recognized any liabilities for unrecognized tax benefits using a “more likely than not” threshold for the recognition and measurement of the financial statement effects of tax positions taken on a tax return filing.  Should any such liabilities be recognized in future periods, the Company will record related interest and penalties in Other general and administrative expense.

Dividend Classification

Capstead records common and preferred stock dividends in the Accumulated deficit component of Stockholders’ equity only to the extent of available earnings for the related period.  Any dividends declared in excess of available earnings are considered a return of capital for financial reporting purposes and are recorded as reductions of Paid-in capital.  The tax and financial reporting classification of dividends can differ primarily as a result of differences between taxable income attributable to a particular tax year and that year’s Net income, the amount and timing of dividends paid relative to taxable income and how such taxable income is allocated to dividends paid.

NOTE 3 — SEPARATION OF SERVICE CHARGE

Effective July 14, 2016, Mr. Andrew F. Jacobs resigned as a director of Capstead and from his positions as President and Chief Executive Officer (“CEO”).  Pursuant to a consulting agreement entered into with Mr. Jacobs, by early January 2017 he received payments aggregating $2.3 million in addition to continuing to participate in the Company’s short- and long-term incentive compensation and employee benefit programs for the remainder of 2016.  Costs associated with Mr. Jacobs’ resignation and consulting arrangement, net of equity award cost accrual reversals, are recorded in Separation of service charge for the year ended December 31, 2016.   Included in Accounts payable and accrued expenses at December 31, 2016 was $2.8 million in amounts associated with Mr. Jacobs’ separation of service and consulting arrangement.  Also included in Accounts payable and accrued expenses is a $3.5 million accrual for deferred compensation plan balances Mr. Jacob’s will receive over a pre-designated timeframe in accordance with plan provisions.

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

	Year ended December 31
	2016	2015	2014
Basic net income per common share
Numerator for basic net income per common share:
Net income	$82,873	$108,325	$140,820
Preferred stock dividends	(15,372)	(15,160)	(13,781)
Earnings participation of unvested equity awards	(140)	(123)	(95)
	$67,361	$93,042	$126,944
Denominator for basic net income per common share:
Average number of shares of common stock outstanding	95,957	95,817	95,789
Average unvested stock awards outstanding	(301)	(308)	(398)
	95,656	95,509	95,391

	$0.70	$0.97	$1.33
Diluted net income per common share
Numerator for diluted net income per common share:
Numerator for basic net income per common share	$67,361	$93,042	$126,944
Denominator for diluted net income per common share:
Denominator for basic net income per common share	95,656	95,509	95,391
Net effect of dilutive equity awards	163	192	238
	95,819	95,701	95,629

	$0.70	$0.97	$1.33

Securities that could be potentially dilutive in the future that were not included in the computation of diluted net income per common share include 40,000, 15,000 and 15,000 anti-dilutive equity awards excludable under the treasury stock method for 2016, 2015 and 2014, respectively.

NOTE 5 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics were as follows as of the indicated dates (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
December 31, 2016
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$385	$1	$386	$386	6.65%	6.07%
ARMs	10,057,761	314,799	10,372,560	10,483,367	2.74	1.64
Ginnie Mae ARMs	2,743,160	90,300	2,833,460	2,828,288	2.51	1.29
	12,801,306	405,100	13,206,406	13,312,041	2.69	1.56
Residential mortgage loans:
Fixed-rate	735	1	736	736	6.72	3.87
ARMs	1,839	9	1,848	1,848	3.80	3.00
	2,574	10	2,584	2,584	4.63	3.24
Collateral for structured financings	1,630	27	1,657	1,657	7.98	7.78
	$12,805,510	$405,137	$13,210,647	$13,316,282	2.69	1.56
December 31, 2015
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$796	$2	$798	$799	6.61%	6.11%
ARMs	10,014,401	317,545	10,331,946	10,487,785	2.55	1.63
Ginnie Mae ARMs	3,542,541	119,225	3,661,766	3,660,455	2.61	1.30
	13,557,738	436,772	13,994,510	14,149,039	2.57	1.55
Residential mortgage loans:
Fixed-rate	1,155	1	1,156	1,156	6.76	5.12
ARMs	2,650	11	2,661	2,661	3.73	3.20
	3,805	12	3,817	3,817	4.65	3.83
Collateral for structured financings	1,850	31	1,881	1,881	8.12	7.81
	$13,563,393	$436,815	$14,000,208	$14,154,737	2.57	1.55

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
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

Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by Fannie Mae and Freddie Mac, which are federal government-sponsored enterprises, or Ginnie Mae, which is an agency of the federal government.  Residential mortgage loans held by Capstead were originated prior to 1995 when the Company operated a mortgage conduit and the related credit risk is borne by the Company.  Collateral for structured financings consists of private residential mortgage securities that are backed by loans obtained through this mortgage conduit and are pledged to secure repayment of related structured financings.  Credit risk for these securities is borne by the related bondholders.  The maturity of Residential mortgage investments is directly affected by prepayments of principal on the underlying mortgage loans.  Consequently, actual maturities will be significantly shorter than the portfolio’s weighted average contractual maturity of 288 months.

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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of December 31, 2016, the average months to roll for the Company’s $7.29 billion (amortized cost basis) in current-reset ARM investments was 6.2 months while the average months to roll for the Company’s $5.92 billion (amortized cost basis) in longer-to-reset ARM investments was 42.2 months.

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

In August 2015 the Company began supplementing its borrowings under repurchase arrangements with advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati (collectively referred to as “counterparties” or “lending counterparties”).  On January 12, 2016 the FHLB system regulator finalized rules originally proposed in 2014 that generally preclude captive insurers from remaining members beyond February 19, 2017 with transition rules that require outstanding advances to be repaid upon maturity or by that date.  In response to this action, the Company repaid all outstanding FHLB advances by November 2016 and all of the FHLB stock held by the Company in connection with advance activity was redeemed by December 31, 2016.  FHLB advances differ from repurchase arrangements in that Capstead pledges collateral to the bank to secure each such advance rather than transferring ownership of the pledged collateral to the bank and simultaneously agreeing to repurchase the transferred assets at a future date.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
December 31, 2016
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$12,643,359	$27,889	$11,991,532	0.96%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	162,551	351	152,157	0.93
Similar borrowings:
Collateral for structured financings	1,657	–	1,657	7.98
	$12,807,567	$28,240	$12,145,346	0.96
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				1.04

December 31, 2015
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$9,080,363	$18,504	$8,585,336	0.67%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	423,710	861	346,177	0.63
Agency Securities (greater than 90 days)	1,073,254	2,519	1,150,000	0.75
Similar borrowings:
Collateral for structured financings	1,881	–	1,881	8.12
	10,579,208	21,884	10,083,394
FHLB advances	2,956,908	11,422	2,875,000	0.43
	$13,536,116	$33,306	$12,958,394	0.62
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				0.85

Average secured borrowings outstanding differed from respective year-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Year ended December 31
	2016		2015
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the cash flow effects of related Derivatives held as cash flow hedges for the indicated years	$12,754,022	0.84%	$13,047,509	0.66%

Interest paid on Secured borrowings, including related Derivative cash flows, totaled $110.8 million, $79.1 million and $59.7 million during 2016, 2015 and 2014, respectively.

NOTE 7 — USE OF DERIVATIVES, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

In addition to entering into longer-maturity secured borrowings when available at attractive rates and terms, Capstead attempts to mitigate exposure to higher interest rates by entering into one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements.  These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day secured borrowings.  This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the designated borrowings, leaving the fixed-rate swap payments as the Company’s effective borrowing rate, subject to certain adjustments.  These adjustments include differences between variable-rate payments received on the swap agreements and related unhedged borrowing rates as well as the effects of measured hedge ineffectiveness.  Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

During 2016 Capstead entered into swap agreements with notional amounts of $4.05 billion requiring fixed-rate interest payments averaging 0.90% for two- and three-year periods commencing on various dates between January and December 2016.  Also during 2016, $4.30 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.54% matured.  At December 31, 2016, the Company’s portfolio financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
First quarter 2017	$1,000,000	0.72
Second quarter 2017	900,000	0.74
Third quarter 2017	400,000	0.74
Fourth quarter 2017	1,500,000	0.79
First quarter 2018	1,700,000	0.76
Second quarter 2018	600,000	0.79
Third quarter 2018	400,000	0.88
Fourth quarter 2018	800,000	1.15
Second quarter 2019	450,000	0.77
Third quarter 2019	100,000	0.68
Fourth quarter 2019	300,000	1.55
	$8,150,000

In 2010 the Company entered into forward-starting, three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million and average fixed rates of 4.09% with 20-year payment terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings.  These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate associated with the floating-rate terms of these long-term borrowings which began on various dates between October 2015 and September 2016.

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

	Balance Sheet	December 31
	Location	2016	2015
Balance sheet-related
Swap agreements in a gain position (an asset) related to
Secured borrowings	(a)	$24,709	$7,720
Swap agreements in a loss position (a liability) related to:
Secured borrowings	(a)	(222)	(1,051)
Unsecured borrowings	(a)	(24,195)	(25,010)
Related net interest payable	(b)	(11,989)	(10,942)
		$(11,697)	$(29,283)

(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.  The amount of unrealized gains, net of unrealized losses, scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of current market rates in excess of fixed-rate swap payments totaled $4.4 million at December 31, 2016.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.
	Location of Gain or (Loss) Recognized in	Year ended December 31
	Net Income	2016	2015	2014
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions		$(19,955)	$(28,550)	$(22,055)
Amount of loss recognized (ineffective portion)		(1,236)	(924)	(473)
Increase in interest expense and decrease in Net income as a result of the use of Derivatives	*	$(21,191)	$(29,474)	$(22,528)
Other comprehensive income (loss)-related
Amount of loss recognized in Other comprehensive income (loss) (effective portion)		$(1,370)	$(21,675)	$(41,059)

*	Included in “Interest expense: Secured borrowings” on the face of the Statements of Income.

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

	Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (a)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets	Sheet	Sheet	Instruments	Received	Amount
December 31, 2016
Counterparty 4	$18,100	$6,609	$24,709	$(11,681)	$–	$13,028
December 31, 2015
Counterparty 2	$–	$23	$23	$(23)	$–	$–
Counterparty 4	4,758	2,939	7,697	(7,697)	–	–
	$4,758	$2,962	$7,720	$(7,720)	$–	$–

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities (b)	Sheet	Sheet (a)	Instruments	Pledged	Amount
December 31, 2016
Derivatives by counterparty:
Counterparty 1	$24,725	$–	$24,725	$–	$(24,725)	$–
Counterparty 4	5,072	6,609	11,681	(11,681)	–	–
	29,797	6,609	36,406	(11,681)	(24,725)	–
Borrowings under repurchase arrangements	12,151,122	–	12,151,122	(12,151,122)	–	–
	$12,180,919	$6,609	$12,187,528	$(12,162,803)	$(24,725)	$–
December 31, 2015
Derivatives by counterparty:
Counterparty 1	$26,311	$–	$26,311	$–	$(26,311)	$–
Counterparty 2	776	23	799	(23)	(776)	–
Counterparty 4	6,954	2,939	9,893	(7,697)	(2,196)	–
	34,041	2,962	37,003	(7,720)	(29,283)	–
Borrowings under repurchase arrangements	10,090,846	–	10,090,846	(10,090,846)	–	–
	$10,124,887	$2,962	$10,127,849	$(10,098,566)	$(29,283)	$–

(a)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

(b)

Amounts include accrued interest of $12.0 million and $10.9 million on interest rate swap agreements and $7.4 million and $9.3 million on borrowings under repurchase arrangements, included in “Accounts payable and accrued expenses” on the face of the Balance Sheets as of December 31, 2016 and December 31, 2015, respectively.

(c)

Amounts presented are limited to recognized assets and collateral pledged associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

Changes in Accumulated other comprehensive income by component for the three years ended December 31, 2016 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2013	$(6,305)	$225,448	$219,143
Activity for the year ended December 31, 2014:
Other comprehensive income (loss) before reclassifications	(41,059)	27,283	(13,776)
Amounts reclassified from accumulated other comprehensive income	22,055	–	22,055
Other comprehensive income (loss)	(19,004)	27,283	8,279
Balance at December 31, 2014	(25,309)	252,731	227,422
Activity for the year ended December 31, 2015:
Other comprehensive income (loss) before reclassifications	(21,675)	(98,202)	(119,877)
Amounts reclassified from accumulated other comprehensive income	28,550	–	28,550
Other comprehensive income (loss)	6,875	(98,202)	(91,327)
Balance at December 31, 2015	(18,434)	154,529	136,095
Activity for the year ended December 31, 2016:
Other comprehensive income (loss) before reclassifications	(1,370)	(48,894)	(50,264)
Amounts reclassified from accumulated other comprehensive income	19,955	–	19,955
Other comprehensive income (loss)	18,585	(48,894)	(30,309)
Balance at December 31, 2016	$151	$105,635	$105,786

NOTE 8 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, for a total face amount of $100 million.  In 2015 the Company retrospectively adopted ASU 2015-03, which requires debt issuance costs to be recorded as direct deductions from the carrying amounts of the related liabilities, consistent with debt discounts.  Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for effects of related Derivatives held as cash flow hedges) were as follows (dollars in thousands):

	December 31, 2016		December 31, 2015
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,276	7.91%	$34,234	7.91%
December 2035 ($40,000 face amount)	39,282	7.67	39,244	7.68
September 2036 ($25,000 face amount)	24,532	7.71	24,508	8.96
	$98,090	7.77	$97,986	8.08

The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option.  Interest paid on Unsecured borrowings, including related Derivative cash flows, totaled $7.5 million, $8.4 million and $8.4 million during 2016, 2015 and 2014, respectively.

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

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$2,584	$2,600	$3,817	$3,900
Lending counterparty investments	5,002	5,002	65,002	65,002
Portfolio-related interest rate swap agreements	24,709	24,709	7,720	7,720
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	139,101	139,100	3,246,177	3,245,000
Unsecured borrowings	98,090	68,800	97,986	77,200
Interest rate swap agreements:
Portfolio-related	222	222	1,051	1,051
Unsecured borrowings-related	24,195	24,195	25,010	25,010

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
December 31, 2016
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,372,566	$134,797	$23,990	$10,483,373
Ginnie Mae	2,833,460	10,141	15,313	2,828,288
Residential mortgage securities classified as held-to-maturity	2,037	24	–	2,061
December 31, 2015
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,331,965	$166,794	$10,954	$10,487,805
Ginnie Mae	3,661,766	11,705	13,016	3,660,455
Residential mortgage securities classified as held-to-maturity	2,660	44	–	2,704

	December 31, 2016		December 31, 2015
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$1,050,221	$8,418	$597,652	$4,259
Less than one year	4,418,674	30,885	4,468,844	19,711
	$5,468,895	$39,303	$5,066,496	$23,970

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

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments were considered other-than-temporarily impaired at December 31, 2016.

NOTE 10 — INCOME TAXES

Capstead REIT and a subsidiary for which the Company has elected taxable REIT subsidiary status file separate tax returns in U.S. federal and state jurisdictions, where applicable.  Provided Capstead REIT remains qualified as a REIT and all its taxable income is distributed to stockholders within allowable time limits, no income taxes are due on this income.  Accordingly, no provision has been made for income taxes for Capstead REIT.  Taxable income, if any, of the Company’s taxable REIT subsidiary, which is largely dormant, is fully taxable and provision is made for any resulting income taxes.  The Company is no longer subject to examination and the related assessment of tax by federal, state, or local tax authorities for years before 2013, with the possible exception of certain information reporting and disclosure penalties with respect to earlier years.  Management believes any such amounts would not have a material adverse effect on the Company’s financial condition.

The Company’s effective tax rate differs substantially from statutory federal income tax rates primarily due to the benefit of Capstead REIT’s status as a REIT, along with other items affecting the Company’s effective tax rate as illustrated below for the indicated periods (in thousands):

	Year ended December 31
	2016	2015	2014
Income taxes computed at the federal statutory rate	$29,005	$37,914	$49,287
Benefit of REIT status	(29,003)	(37,913)	(49,283)
Income taxes computed on income of Capstead’s sole taxable REIT subsidiary	2	1	4
Change in net deferred income tax assets	(2)	(1)	(4)
Income tax provision	$–	$–	$–

No income taxes were paid during 2016, 2015 or 2014.  At December 31, 2016 Capstead REIT had $20.8 million in net capital loss carryforwards that expire after 2019.  Significant components of the Company’s taxable REIT subsidiary’s deferred income tax assets and liabilities were as follows as of the indicated dates (in thousands):

	December 31
	2016	2015
Deferred income tax assets:
Alternative minimum tax credit (a)	$1,941	$1,941
Net operating loss carryforwards (b)	55	57
Other	20	20
	2,016	2,018
Deferred income tax liabilities	–	–
Net deferred tax assets	$2,016	$2,018
Valuation allowance (c)	$2,016	$2,018

(a)	Alternative minimum tax credit carryforwards can be utilized to offset payment of federal income taxes on future taxable income, if any, earned by this subsidiary, subject to certain limitations.
(b)

Excludes $3.5 million in remaining net operating loss carryforwards which expire beginning after 2019.  Should these carryforwards be utilized, they will be excluded for purposes of calculating the Company’s provision for income taxes.  Any such utilization will, however, reduce actual taxes payable.

(c)	Because this subsidiary is not expected to earn significant amounts of taxable income, related net deferred tax assets are fully reserved at December 31, 2016.

NOTE 11 — STOCKHOLDERS’ EQUITY

On January 27, 2016 Capstead’s board of directors authorized the repurchase of up to $100 million in common stock when such repurchases are deemed appropriate relative to portfolio reinvestment options and liquidity needs.  No shares were repurchased pursuant to this program as of February 24, 2017.  Any repurchases made pursuant to the program will be made in the open market from time to time in accordance with and as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  In addition, the Company may enter into Rule 10b5-1 plans under which repurchases can be made. The authorization does not obligate the Company to acquire any particular amount of common stock and repurchases under the program and the program itself may be suspended or discontinued at the Company’s discretion without prior notice.

During 2016, 2015 and 2014, additions to common equity capital related to equity-based awards to directors and employees totaled $1.4 million, $1.7 million and $1.9 million, respectively.  See NOTE 12 for further information pertaining to long-term equity-based awards.

In May 2013 Capstead completed a public offering of 6.8 million shares ($170.0 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference of $25.00 per share.  Shares of the Series E preferred stock are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends, on or after May 13, 2018.  Proceeds of the offering after underwriting fees and other costs totaled $164.3 million.  Together with $42.7 million of cash on hand, these proceeds were used to fund the June 2013 redemption of the Company’s then-outstanding convertible preferred stock.

In late 2013 Capstead began issuing additional shares of Series E preferred stock through an at-the-market continuous offering program.  Shares of Series E preferred stock issued under this program, issue prices and proceeds, both presented net of underwriting fees and other costs, were as follows for the indicated periods:

Year Ended December 31,	Shares	Net Issue Price	Net Proceeds
2016	78,000	$24.23	$1,887,000
2015	538,000	24.61	13,236,000
2014	757,000	24.01	18,180,000

NOTE 12 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) is responsible for establishing, implementing, and monitoring the Company’s compensation programs and practices.  Incentive compensation programs adopted by the Committee for key executives are largely nondiscretionary, formulaic and target-based, utilizing multiple pre-established performance goals (referred to as “metrics”) and defined threshold, target and maximum award amounts determined by reference to established percentages of base salaries.  Prior to granting awards, the Committee reviews the Company’s programs, implementing any desired changes in performance metrics and the composition of mortgage REIT industry peer groups used for relative performance metric measurement purposes, as well as establishing each executive’s targeted award opportunity.  Equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At December 31, 2016, this plan had 3,688,541 shares of common stock remaining available for future issuances.

Short-Term Incentive Compensation Programs

Under the provisions of Capstead’s annual incentive compensation program, each participating executive has an overall target award opportunity equal to 125% of base salary.  Awards are earned based on (a) relative and absolute economic return (change in book value per share of common stock plus common stock dividends divided by beginning book value per share), (b) relative operating cost efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), and (c) attainment of individual goals and objectives.  Each performance metric is assigned a weighting and performance relative to each metric is calculated separately.  No awards can be earned for performance below defined threshold return levels and awards are capped for performance above defined maximum return levels.  Recognized in Compensation-related expense during 2016 and included in Accounts payable and accrued expenses at December 31, 2016 are annual incentive compensation accruals for participating executives (other than the Company’s former CEO), together with discretionary accruals for all other employees, totaling $2.1 million.  An additional $655,000 was recognized in Compensation-related expense in March of 2016 related to finalizing 2015 program results.  Amounts totaling  $3.4 million and $1.2 million were recognized in Compensation-related expense related to annual incentive compensation for all employees during 2015 and 2014, respectively.

The Committee administers an additional performance-based short-term incentive compensation program for key executives that provides for quarterly cash payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting shares of common stock

(“Dividend Equivalent Rights” or “DERs”).  DERs only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  Included in Accounts payable and accrued expenses are fourth quarter 2016 DERs distribution amounts totaling $100,000 that were paid in January 2017 and recognized in Compensation-related expense are $520,000, $746,000 and $889,000 related to the DERs program during 2016, 2015 and 2014, respectively (excludes DER payments earned by the former CEO subsequent to his resignation pursuant to a consulting arrangement).

In January 2017 the Committee adjusted the annual incentive compensation program for 2017 lowering the absolute return threshold and target performance levels to reflect current market conditions.  In addition, the Committee re-authorized the DERs program with the same terms and conditions, with adjustments made to the amount of individual grants in recognition of current executive responsibilities.

Long-term Equity-based Awards – Performance-based RSUs

Capstead’s performance-based long-term incentive compensation program for key executives provides for the grant of performance-based RSUs that are convertible into shares of common stock following three-year performance periods, contingent upon whether, and to what extent, defined performance levels established for certain relative and absolute return performance metrics are met or exceeded.  The relative return metrics measure the Company’s performance on the basis of relative economic return and relative total stockholder return (change in stock price plus reinvested dividends).  The absolute economic return metric measures performance against defined performance levels.  For conversion purposes, each performance metric is assigned a weighting and the Company’s performance relative to each metric is calculated separately.  The actual number of shares of common stock the units can convert into for each of the metrics, if any, can range from one-half of a share per unit if that metric’s threshold level of performance is met, to two shares per unit if the related maximum level of performance is met or exceeded, adjusted for the weighting assigned to the metric.  If a metric’s threshold performance level is not met, no shares are issuable under that metric.  Dividends accrue from the date of grant and will be paid in cash to the extent the units convert into shares of common stock following completion of related performance periods.

Pursuant to this program, in January 2017, February 2016, January 2015 and December 2013 the Committee granted 148,894, 269,354, 247,512 and 242,505 RSUs with three-year performance periods ending December 31, 2019, 2018, 2017 and 2016, respectively.  Initial grant date fair values developed for compensation cost purposes of $10.52, $8.03, $8.83 and $12.45 were assigned to the units of each grant, respectively.  RSUs granted to the Company’s former CEO totaling 99,257 granted in 2016 and 93,058 granted in 2015 were forfeited subsequent to year-end with the resulting reversal of compensation cost included in Separation of service charge in 2016.  RSUs granted to a departed executive totaling 37,199 in 2015 and 36,467 in 2013 were forfeited in 2015.  The December 2013 RSUs did not meet the criteria for conversion into shares of common stock pursuant to the applicable performance criteria and, accordingly, remaining awards under this grant were forfeited subsequent to year-end.   Recognized in Compensation-related expense are $709,000, $818,000 and $582,000 related to this program during 2016, 2015 and 2014, respectively (excludes amortization associated with awards held by the former CEO subsequent to his resignation).  Included in Common stock dividends payable at December 31, 2016 and 2015 are estimated dividends payable pertaining to these awards of $235,000 and $289,000, respectively.

Long-term Equity-based Awards – Stock Awards

Under a performance-based stock award program last utilized in 2012, the Committee granted common stock awards to all employees with staggered three-year vesting periods with vesting subject to the Company generating returns in excess of established return levels.  Grants under this program for 118,784, 125,221 and 114,423 shares vested during 2016, 2015 and 2014, respectively.  Average grant date fair values for these grants were $12.17, $12.58 and $13.31, respectively.  The last awards granted under this program totaling 62,137 shares with a grant date fair value of $11.67 vested in January 2017, together with related deferred dividends.

In January 2017 and February 2016, respectively, the Committee granted service-based stock awards for 74,446 and 67,337 shares of common stock with grant date fair values of $10.41 and $9.32 per share to executives awarded RSUs.  In connection with the resignation of the Company’s former CEO, 24,881 shares from the 2016 grant were forfeited subsequent to year-end with the resulting reversal of compensation cost included in Separation of service charge in 2016.  Remaining awards and related deferred dividends are scheduled to vest in January 2020 and February 2019, respectively, assuming service conditions are met.  In January of 2017 and 2016 and December of 2014 and 2013, respectively, the Committee granted service-based stock awards for 49,416, 61,272, 37,237 and 35,703 shares of common stock with grant date fair values of $10.41, $7.87, $12.47 and $12.34 per share to employees not awarded RSUs.  These awards vest in January of 2020, 2019, 2018 and 2017, respectively, assuming service conditions are met.

As a component of the Company’s director compensation program, directors are granted service-based stock awards annually upon election or re-election to the board of directors that vest approximately one year from issuance.  In July 2016, director stock awards for a total of 35,000 shares of common stock granted in July 2015 with a grant date fair value of $11.41 per share vested.  Also in July 2016, new awards for a total of 41,881 shares with a grant date fair value of $10.03 per share were granted that will vest in July 2017.

Performance-based and service-based stock award activity for the year ended December 31, 2016 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2015	288,861	$11.98
Grants	170,490	8.97
Vestings	(153,784)	12.00
Unvested stock awards outstanding at December 31, 2016	305,567	10.29

During 2016, 2015 and 2014, the Company recognized in Compensation-related expense $820,000, $878,000 and $1.5 million, respectively, related to amortization of the grant date fair value of employee stock awards (excludes amortization associated with awards held by the former CEO subsequent to his resignation).  Included in Common stock dividend payable at December 31, 2016 and 2015 are estimated dividends payable pertaining to these awards totaling $350,000 and $823,000, respectively.  In addition, the Company recognized in Other general and administrative expense $409,000, $436,000 and $315,000 related to amortization of the grant date fair value of director stock awards during 2016, 2015 and 2014, respectively.  Unrecognized compensation expense for unvested stock awards for all employees and directors other than the former CEO totaled $1.0 million as of December 31, 2016, to be expensed over a weighted average period of 1.4 years (assumes minimal employee and director attrition and any applicable performance metrics would continue to be met for related initial measurement periods).

Service-based stock awards issued to directors and to employees not awarded RSUs receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Stock awards issued to executives awarded RSUs defer the payment of dividends accruing between the grant dates and the end of related performance or service periods.  If these awards do not vest, the related accrued dividends will be forfeited.

Long-term Equity-based Awards – Option Awards

At December 31, 2016 option awards for 40,000 shares of common stock were outstanding with a weighted average strike price of $11.86.  These awards are currently exercisable, have no aggregate intrinsic value and have a weighted average remaining contractual term of 1.5 years.  No option award activity occurred during 2016.  All outstanding option awards were granted prior to 2010, have ten-year contractual terms and were issued with strike prices equal to the closing market price of Capstead’s common stock on the dates of grant.  The fair value of these awards was estimated at that time using a Black-Scholes option pricing model and was expensed over the related vesting periods.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its executives.  In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s base salary and annual incentive compensation payments. The Company also makes discretionary contributions of up to another 3% of such compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements that have been met by nearly all of Capstead’s current employees.  During 2016, 2015 and 2014, the Company recognized in Compensation-related expense $317,000, $391,000 and $258,000 related to contributions to these plans, respectively (excludes nonqualified deferred compensation plan contributions on behalf of the Company’s former CEO subsequent to his resignation).  Included in Accounts payable and accrued expenses at December 31, 2016 are $5.6 million in accruals for nonqualified deferred compensation plan balances payable to participating executives (other than the former CEO).

NOTE 13 — QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly results of operations were as follows (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2016
Interest income on residential mortgage investments (before investment premium amortization)	$85,511	$86,361	$85,921	$84,985
Investment premium amortization	(26,011)	(33,052)	(36,076)	(34,945)
Related interest expense	(26,582)	(27,014)	(26,636)	(27,421)
	32,918	26,295	23,209	22,619
Other interest income (expense) *	(1,785)	(1,848)	(1,796)	(1,767)
Other revenue (expense) **	(3,780)	(2,817)	(4,973)	(3,402)
Net income	$27,353	$21,630	$16,440	$17,450

Basic and diluted net income per common share	$0.25	$0.19	$0.13	$0.14

Year Ended December 31, 2015
Interest income on residential mortgage investments (before investment premium amortization)	$83,723	$83,398	$83,808	$86,250
Investment premium amortization	(25,078)	(33,057)	(34,323)	(28,732)
Related interest expense	(19,214)	(20,098)	(22,272)	(23,937)
	39,431	30,243	27,213	33,581
Other interest income (expense) *	(2,029)	(2,023)	(2,034)	(2,027)
Other revenue (expense) **	(3,445)	(3,276)	(4,112)	(3,197)
Net income	$33,957	$24,944	$21,067	$28,357

Basic and diluted net income per common share	$0.32	$0.22	$0.18	$0.26

*	Consists principally of interest on unsecured borrowings.
**

Consists of general and administrative expenses, including compensation-related costs, and miscellaneous other revenue (expense).  The third and fourth quarters of 2016 also include separation of service charges of $2.7 million and $225,000, respectively, associated with the resignation of the Company’s former CEO.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Reports on Corporate Governance and

Report of Independent Registered Public Accounting Firm

Report of Management on Effectiveness of Internal Control Over Financial Reporting

Management of Capstead is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”).  Based on our evaluation under the COSO framework, it is management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Capstead’s independent registered public accounting firm, Ernst & Young, LLP, has issued a report on the Company’s internal control over financial reporting, which is included in this Annual Report.

Report of Management on Evaluation of Disclosure Controls and Procedures

Management of Capstead, with participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of December 31, 2016.  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Related Certifications by Management

Certifications by the CEO and CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 pertaining to the completeness and fairness of the information contained in Capstead’s annual report on Form 10-K for the year ended December 31, 2016 and the Company’s system of internal controls over financial reporting and disclosure controls and procedures are included as exhibits to the annual report on Form 10-K.  This report, as well as the Company’s other filings with the Securities and Exchange Commission, are available free of charge on the Company’s website at www.capstead.com.

On May 27, 2016 Capstead’s CEO certified, pursuant to Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, that he was not aware of any violation by the Company of NYSE corporate governance listing standards.  This certification is made annually with the NYSE within thirty days after the Company’s annual meeting of stockholders.

Report of Independent Registered Public Accounting Firm on

Audit of Internal Control Over Financial Reporting

Stockholders and Board of Directors

Capstead Mortgage Corporation

We have audited Capstead Mortgage Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Management of Capstead Mortgage Corporation (the “Company”) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of the Company, and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Dallas, Texas
February 24, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to Capstead’s 2016 definitive Proxy Statement under the captions “Proposal Number One – Election of Directors,” “Board of Directors and Committee Information,” “Stockholder Procedures for Director Candidate Recommendations,” “Executive Officers,” “Audit Committee” and “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the SEC within 120 days of December 31, 2016.

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

The information required by this item is incorporated herein by reference to Capstead’s 2016 definitive Proxy Statement under the captions “Board of Directors and Committee Information” and “Executive Compensation,” to be filed with the SEC within 120 days of December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to Capstead’s 2016 definitive Proxy Statement under the captions “Equity Compensation Plans” and “Security Ownership of Management and Certain Beneficial Owners,” to be filed with the SEC within 120 days of December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to Capstead’s 2016 definitive Proxy Statement under the caption “Related Person Transactions,” to be filed with the SEC within 120 days of December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to Capstead’s 2016 definitive Proxy Statement under the caption “Proposal Three – Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm,” to be filed with the SEC within 120 days of December 31, 2016.

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

3.	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(6)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(7)
10.04	Second Amended and Restated Incentive Bonus Plan.(8)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	2015 Long-Term Award Criteria.(9)
10.07	Form of performance unit agreement.(9)
10.08	2016 Annual Incentive Compensation Program.(10)
10.09	Form of restricted stock agreement for employees. (10)
10.10	2016 Long-Term Performance Unit Award Criteria. (10)
10.11	Form of performance unit agreement for employees. (10)
10.12	2017 Annual Incentive Compensation Program.(11)
10.13	Form of restricted stock agreement for employees. (11)
10.14	2017 Long-Term Performance Unit Award Criteria. (11)
10.15	Form of performance unit agreement for employees. (11)
10.16	Sales agreement, dated January 23, 2015, by and between the Company and its continuous offering program sales manager.(12)

EXHIBIT
NUMBER	DESCRIPTION
10.17	Severance agreement, dated May 3, 2016, by and between the Company and Roy S. Kim. (13)
10.18	Consulting Agreement, dated July 14, 2016, by and between the Company and Andrew F. Jacobs. (14)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 5, 2011, for the event dated May 4, 2011.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 6, 2015, for the event dated January 2, 2015.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 4, 2016, for the event dated February 1, 2016.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 5, 2017, for the event dated January 3, 2017.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 29, 2015, for the event dated January 23, 2015.
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-08896) for the quarter ended March 31, 2016.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on July 15, 2016, for the event dated July 14, 2016.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstead has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: February 24, 2017	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ JACK BIEGLER	Chairman and Director	February 20, 2017
Jack Biegler

/s/ JOHN L. BERNARD	Director	February 14, 2017
John L. (Jack) Bernard

/s/ MICHELLE P. GOOLSBY	Director	February 14, 2017
Michelle P. Goolsby

/s/ GARY KEISER	Director	February 14, 2017
Gary Keiser

/s/ CHRISTOPHER W. MAHOWALD	Director	February 16, 2017
Christopher W. Mahowald

/s/ MICHAEL G. O’NEIL	Director	February 14, 2017
Michael G. O’Neil

/s/ PHILLIP A; REINSCH	President, Chief Executive Officer	February 15, 2017
Phillip A. Reinsch	Chief Financial Officer,
Secretary and Director

/s/ MARK S. WHITING	Director	February 14, 2017
Mark S. Whiting

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(6)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(7)
10.04	Second Amended and Restated Incentive Bonus Plan.(8)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	2015 Long-Term Award Criteria.(9)
10.07	Form of performance unit agreement.(9)
10.08	2016 Annual Incentive Compensation Program.(10)
10.09	Form of restricted stock agreement for employees. (10)
10.10	2016 Long-Term Performance Unit Award Criteria. (10)
10.11	Form of performance unit agreement for employees. (10)
10.12	2017 Annual Incentive Compensation Program.(11)
10.13	Form of restricted stock agreement for employees. (11)
10.14	2017 Long-Term Performance Unit Award Criteria. (11)
10.15	Form of performance unit agreement for employees. (11)
10.16	Sales agreement, dated January 23, 2015, by and between the Company and its continuous offering program sales manager.(12)
10.17	Severance agreement, dated May 3, 2016, by and between the Company and Roy S. Kim. (13)
10.18	Consulting Agreement, dated July 14, 2016, by and between the Company and Andrew F. Jacobs. (14)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 5, 2011, for the event dated May 4, 2011.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 6, 2015, for the event dated January 2, 2015.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 4, 2016, for the event dated February 1, 2016.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 5, 2017, for the event dated January 3, 2017.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 29, 2015, for the event dated January 23, 2015.
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-08896) for the quarter ended March 31, 2016.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on July 15, 2016, for the event dated July 14, 2016.
*	Filed herewith
**	Furnished herewith