Form 10-Q
period 2017-03-31
CAPSTEAD MORTGAGE CORP
filed 2017-05-01
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ✓    NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES    ✓      NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ✓  Accelerated filer        Non-accelerated filer        Smaller reporting company

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES              NO     ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	96,062,865 as of May 1, 2017

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2017

ITEM 1.    FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except pledged and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Residential mortgage investments ($12.92 and $12.81 billion pledged at March 31, 2017 and December 31, 2016, respectively)	$13,413,624	$13,316,282
Cash collateral receivable from interest rate swap counterparties	44,925	29,660
Interest rate swap agreements at fair value	–	24,709
Cash and cash equivalents	124,638	56,732
Receivables and other assets	127,526	149,493
	$13,710,713	$13,576,876
Liabilities
Secured borrowings	$12,287,727	$12,145,346
Interest rate swap agreements at fair value	22,909	24,417
Unsecured borrowings	98,115	98,090
Common stock dividend payable	20,518	22,634
Accounts payable and accrued expenses	20,739	38,702
	12,450,008	12,329,189
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
7.50% Cumulative Redeemable Preferred Stock, Series E, 8,246 and 8,234 shares issued and outstanding ($206,152 and $205,849 aggregate liquidation preferences) at March 31, 2017 and December 31, 2016, respectively	199,355	199,059
Common stock - $0.01 par value; 250,000 shares authorized:
96,063 and 95,989 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	961	960
Paid-in capital	1,287,314	1,288,346
Accumulated deficit	(346,464)	(346,464)
Accumulated other comprehensive income	119,539	105,786
	1,260,705	1,247,687
	$13,710,713	$13,576,876

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended March 31
	2017	2016
Interest income:
Residential mortgage investments	$54,841	$59,500
Other	153	192
	54,994	59,692
Interest expense:
Secured borrowings	(28,240)	(26,582)
Unsecured borrowings	(1,891)	(1,977)
	(30,131)	(28,559)
	24,863	31,133
Other revenue (expense):
Compensation-related expense	(1,115)	(3,224)
Other general and administrative expense	(1,062)	(1,169)
Miscellaneous other revenue	15	613
	(2,162)	(3,780)
Net income	$22,701	$27,353

Net income available to common stockholders:
Net income	$22,701	$27,353
Less preferred stock dividends	(3,864)	(3,826)
	$18,837	$23,527
Net income per common share:
Basic and diluted	$0.20	$0.25

Weighted average common shares outstanding:
Basic	95,755	95,614
Diluted	95,875	95,745

Cash dividends declared per share:
Common	$0.21	$0.26
Series E preferred	0.47	0.47

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Quarter Ended
	March 31
	2017	2016
Net income	$22,701	$27,353

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	3,996	12,483
Amounts related to cash flow hedges:
Change in net unrealized gains (losses)	8,096	(32,127)
Reclassification adjustment for amounts included in net income	1,661	5,354
	13,753	(14,290)
Comprehensive income	$36,454	$13,063

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Quarter Ended March 31
	2017	2016
Operating activities:
Net income	$22,701	$27,353
Noncash items:
Amortization of investment premiums	30,385	26,011
Amortization of equity-based awards	637	745
Other depreciation and amortization	29	32
Change in measureable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	182	393
Net change in receivables, other assets, accounts payable and accrued expenses	(2,453)	(5,740)
Net cash provided by operating activities	51,481	48,794
Investing activities:
Purchases of residential mortgage investments	(1,036,560)	(462,759)
Interest receivable acquired with the purchase of residential mortgage investments	(1,722)	(696)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	933,699	768,187
Redemptions of lending counterparty investments	–	30,000
Net cash (used in) provided by investing activities	(104,583)	334,732
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	36,205,044	29,191,066
Principal payments on repurchase arrangements and similar borrowings	(36,062,662)	(27,400,760)
Proceeds from other secured borrowings	–	1,175,000
Principal payments on other secured borrowings	–	(3,300,000)
Increase in cash collateral receivable from interest rate swap counterparties	(15,265)	(21,844)
Net proceeds from interest rate swap settlements	20,070	–
Proceeds from issuance of preferred shares	299	200
Other capital stock transactions	(261)	(57)
Dividends paid	(26,217)	(29,262)
Net cash provided by (used in) financing activities	121,008	(385,657)
Net change in cash and cash equivalents	67,906	(2,131)
Cash and cash equivalents at beginning of period	56,732	54,185
Cash and cash equivalents at end of period	$124,638	$52,054

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2017.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax effects, statutory withholding requirements, forfeitures and classification on the statement of cash flows.  ASU 2016-09 is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The Company adopted ASU 2016-09 on January 1, 2017, which had no effect on the Company’s results of operations, financial condition or cash flows.

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

	Quarter Ended March 31
	2017	2016
Basic net income per common share
Numerator for basic net income per common share:
Net income	$22,701	$27,353
Preferred stock dividends	(3,864)	(3,826)
Earnings participation of unvested equity awards	(40)	(44)
	$18,797	$23,483
Denominator for basic net income per common share:
Average number of shares of common stock outstanding	96,061	95,913
Average unvested stock awards outstanding	(306)	(299)
	95,755	95,614
	$0.20	$0.25

Diluted net income per common share
Numerator for diluted net income per common share:
Numerator for basic net income per common share	$18,797	$23,483

Denominator for diluted net income per common share:
Denominator for basic net income per common share	95,755	95,614
Net effect of dilutive equity awards	120	131
	95,875	95,745
	$0.20	$0.25

NOTE 4 — RESIDENTIAL mortgage investments

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
March 31, 2017
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$354	$1	$355	$355	6.60%	6.38%
ARMs	10,291,012	323,681	10,614,693	10,725,295	2.81	1.76
Ginnie Mae ARMs	2,600,244	84,655	2,684,899	2,683,928	2.52	1.36
	12,891,610	408,337	13,299,947	13,409,578	2.75	1.67
Residential mortgage loans:
Fixed-rate	710	1	711	711	6.71	4.13
ARMs	1,711	8	1,719	1,719	3.81	3.00
	2,421	9	2,430	2,430	4.66	3.32
Collateral for structured financings	1,590	26	1,616	1,616	7.99	7.85
	$12,895,621	$408,372	$13,303,993	$13,413,624	2.75	1.67
December 31, 2016
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$385	$1	$386	$386	6.65%	6.44%
ARMs	10,057,761	314,799	10,372,560	10,483,367	2.74	1.60
Ginnie Mae ARMs	2,743,160	90,300	2,833,460	2,828,288	2.51	1.14
	12,801,306	405,100	13,206,406	13,312,041	2.69	1.50
Residential mortgage loans:
Fixed-rate	735	1	736	736	6.72	4.01
ARMs	1,839	9	1,848	1,848	3.80	2.96
	2,574	10	2,584	2,584	4.63	3.26
Collateral for structured financings	1,630	27	1,657	1,657	7.98	7.91
	$12,805,510	$405,137	$13,210,647	$13,316,282	2.69	1.50

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk. Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of March 31, 2017, the average months to roll for the Company’s $7.10 billion (amortized cost basis) in current-reset ARM investments was 5.9 months while the average months to roll for the Company’s $6.20 billion (amortized cost basis) in longer-to-reset ARM investments was 41.3 months.

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

In August 2015 the Company began supplementing its borrowings under repurchase arrangements with advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati (collectively referred to as “counterparties” or “lending counterparties”).  On January 12, 2016 the FHLB system regulator finalized rules originally proposed in 2014 that generally preclude captive insurers from remaining members beyond February 19, 2017 with transition rules that require outstanding advances to be repaid upon maturity or by that date.  In response to this action, the Company repaid all outstanding FHLB advances by November 2016 and all of the FHLB stock held by the Company in connection with advance activity was redeemed by December 31, 2016.  FHLB advances differ from repurchase arrangements in that Capstead pledged collateral to the bank to secure each such advance rather than transferring ownership of the pledged collateral to the bank and simultaneously agreeing to repurchase the transferred assets at a future date.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
March 31, 2017
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$12,647,795	$27,764	$12,029,882	1.03%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	232,241	505	220,155	1.02
Agency Securities (greater than 90 days)	39,456	134	36,074	1.02
Similar borrowings:
Collateral for structured financings	1,616	–	1,616	7.99
	$12,921,108	$28,403	$12,287,727	1.03
Quarter-end borrowing rates adjusted for effects of related derivative financial instruments (Derivatives) held as cash flow hedges				1.04

December 31, 2016
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$12,643,359	$27,889	$11,991,532	0.96%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	162,551	351	152,157	0.93
Similar borrowings:
Collateral for structured financings	1,657	–	1,657	7.98
	$12,807,567	$28,240	$12,145,346	0.96
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				1.04

Average secured borrowings outstanding during the indicated periods differed from respective ending balances primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	March 31, 2017		December 31, 2016
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives held as cash flow hedges for the indicated periods	$12,087,441	0.93%	$12,380,375	0.89%

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

During the quarter ended March 31, 2017 Capstead entered into swap agreements with notional amounts of $1.35 billion requiring fixed-rate interest payments averaging 1.61% for two and three-year periods commencing on various dates between January and April 2017.  Also during the quarter ended March 31, 2017, $1.00 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.72% matured.  At March 31, 2017, the Company’s portfolio financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Second quarter 2017	$900,000	0.74%
Third quarter 2017	400,000	0.74
Fourth quarter 2017	1,500,000	0.79
First quarter 2018	1,700,000	0.76
Second quarter 2018	600,000	0.79
Third quarter 2018	400,000	0.88
Fourth quarter 2018	800,000	1.15
First quarter 2019	950,000	1.58
Second quarter 2019	650,000	1.03
Third quarter 2019	100,000	0.68
Fourth quarter 2019	300,000	1.55
First quarter 2020	200,000	1.75
	$8,500,000

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

Beginning in 2017, exchange traded swap agreements are deemed to be settled daily in accordance with recent legal interpretations. As a result, the balance sheet reports the fair value of exchange traded swap agreements held as cash flow hedges of Secured borrowings, calculated including accrued interest, net of variation margin amounts received or paid through the exchange, resulting in a fair value that approximates zero on a daily basis.  Non-exchange traded swap agreements held as cash flow hedges of Unsecured borrowings were not affected by these legal interpretations and continue to be reported at fair value, calculated excluding accrued interest.  At March 31, 2017, Cash collateral receivable from interest rate swap counterparties includes initial margin for all swap agreements and variation margin for non-exchange traded swap agreements.  Accrued interest for non-traded swap agreements is included in Accounts payable and accrued expenses.  This change in presentation has had no further impact on the Company’s accounting for derivatives.

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	March 31	December 31
	Location	2017	2016
Balance sheet-related
Swap agreements in a gain position (an asset) related to: Secured borrowings	(a)	$–	$24,709
Swap agreements in a loss position (a liability) related to:
Secured borrowings	(a)	–	(222)
Unsecured borrowings	(a)	(22,909)	(24,195)
Related net interest payable	(b)	(1,023)	(11,989)
		$(23,932)	$(11,697)

(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.  The amount of net unrealized gains, net of unrealized losses, scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of current market rates in excess of fixed-rate swap payments totaled $13.8 million at March 31, 2017.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Quarter Ended March 31
	Net Income	2017	2016
Income statement-related
Components of effect on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income related to the effective portion of active positions		$(1,661)	$(5,354)
Amount of loss recognized (ineffective portion)		(393)	(648)
Increase in interest expense and decrease in Net income as a result of the use of Derivatives	*	$(2,054)	$(6,002)
Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income (loss) (effective portion)		$8,096	$(32,127)

*	Included in “Interest expense: Secured borrowings” on the face of the Statements of Income.

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

Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (b)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets (a)	Sheet (a)	Sheet	Instruments	Received	Amount
March 31, 2017
Counterparty 4	$22,631	$(22,631)	$–	$–	$–	$–
December 31, 2016
Counterparty 4	$18,100	$6,609	$24,709	$(11,681)	$–	$13,028

(a)

Included in gross amounts of recognized assets at March 31, 2017 is the fair value of exchange traded swap agreements, calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with these swaps at March 31, 2017.

(b)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities (a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
March 31, 2017
Derivatives by counterparty:
Counterparty 1	$23,932	$–	$23,932	$–	$(23,932)	$–
Counterparty 4	2,723	(2,723)	–	–	–	–
	26,655	(2,723)	23,932	–	(23,932)	–
Borrowings under repurchase arrangements (d)	12,290,674	–	12,290,674	(12,290,674)	–	–
	$12,317,329	$(2,723)	$12,314,606	$(12,290,674)	$(23,932)	$–
December 31, 2016
Derivatives by counterparty:
Counterparty 1	$24,725	$–	$24,725	$–	$(24,725)	$–
Counterparty 4	5,072	6,609	11,681	(11,681)	–	–
	29,797	6,609	36,406	(11,681)	(24,725)	–
Borrowings under repurchase arrangements (d)	12,151,122	–	12,151,122	(12,151,122)	–	–
	$12,180,919	$6,609	$12,187,528	$(12,162,803)	$(24,725)	$–

(a)

Included in gross amounts of recognized liabilities at March 31, 2017 is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange traded swap agreements (Counterparty 4), calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange traded swap agreements at March 31, 2017.

(b)

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

(d)	Amounts include accrued interest payable of $4.6 million and $7.4 million on borrowings under repurchase arrangements as of March 31, 2017 and December 31, 2016, respectively.

Changes in Accumulated other comprehensive income by component for the quarter ended March 31, 2017 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2016	$151	$105,635	$105,786
Activity for the quarter ended March 31, 2017:
Other comprehensive income (loss) before reclassifications	8,096	3,996	12,092
Amounts reclassified from accumulated other comprehensive income	1,661	—	1,661
Other comprehensive income (loss)	9,757	3,996	13,753
Balance at March 31, 2017	$9,908	$109,631	$119,539

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

	March 31, 2017		December 31, 2016
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,286	7.90%	$34,276	7.91%
December 2035 ($40,000 face amount)	39,291	7.66	39,282	7.67
September 2036 ($25,000 face amount)	24,538	7.70	24,532	7.71
	$98,115	7.76	$98,090	7.77

NOTE 8 — Capital transactions

During the quarter ended March 31, 2017, Capstead issued an additional 12,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at an average price of $24.44, net of underwriting fees and other costs, for net proceeds of $296,000.  An additional 44,000 shares were issued subsequent to quarter-end through May 1, 2017, generating net proceeds of $1.1 million.

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

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$2,430	$2,500	$2,584	$2,600
Lending counterparty investments	5,002	5,002	5,002	5,002
Portfolio-related interest rate swap agreements	–	–	24,709	24,709
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	36,074	36,000	139,101	139,101
Unsecured borrowings	98,115	71,800	98,090	68,800
Interest rate swap agreements:
Portfolio-related	–	–	222	222
Unsecured borrowings-related	22,909	22,909	24,195	24,195

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
March 31, 2017
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,614,696	$125,085	$14,483	$10,725,298
Ginnie Mae	2,684,899	10,201	11,172	2,683,928
Residential mortgage securities classified as held-to-maturity	1,968	23	–	1,991
December 31, 2016
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	10,372,566	134,797	23,990	10,483,373
Ginnie Mae	2,833,460	10,141	15,313	2,828,288
Residential mortgage securities classified as held-to-maturity	2,037	24	–	2,061

	March 31, 2017		December 31, 2016
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$1,026,810	$7,608	$1,050,221	$8,418
Less than one year	3,418,911	18,047	4,418,674	30,885
	$4,445,721	$25,655	$5,468,895	$39,303

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

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments were considered other-than-temporarily impaired at March 31, 2017.

NOTE 10 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) is responsible for establishing, implementing, and monitoring the Company’s compensation programs and practices.  Incentive compensation programs adopted by the Committee for key executives are largely nondiscretionary, formulaic and target-based, utilizing multiple pre-established performance goals (referred to as “metrics”) and defined threshold, target and maximum award amounts determined by reference to established percentages of base salaries.  Prior to granting awards, the Committee reviews the Company’s programs, implementing any desired changes in performance metrics and the composition of mortgage REIT industry peer groups used for relative performance metric measurement purposes, as well as establishing each executive’s targeted award opportunity.  Equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At March 31, 2017, this plan had 3,726,459 shares of common stock remaining available for future issuances.

Short-term Incentive Compensation Programs

Under the provisions of Capstead’s annual incentive compensation program, each participating executive has an overall target award opportunity equal to 125% of base salary.  Awards are earned based on (a) relative and absolute economic return (change in book value per share of common stock plus common stock dividends divided by beginning book value per share), (b) relative operating cost efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), and (c) attainment of individual goals and objectives.  Each performance metric is assigned a weighting and performance relative to each metric is calculated separately.  No awards can be earned for performance below defined threshold return levels and awards are capped for performance above defined maximum return levels.  Recognized in Compensation-related expense during the quarter ended March 31, 2017 and included in Accounts payable and accrued expenses at March 31, 2017 are annual incentive compensation accruals for participating executives, together with discretionary accruals for all other employees, totaling $497,000.  An adjustment of $938,000 to the annual incentive compensation accrual related to finalizing 2016 program results reduced Compensation-related expense during the quarter ended March 31, 2017.

The Committee administers an additional performance-based short-term incentive compensation program for key executives that provides for quarterly cash payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting shares of common stock (“Dividend Equivalent Rights” or “DERs”).  DERs only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  Included in Accounts payable and accrued expenses and recognized in Compensation-related expense are first quarter 2017 DERs distribution amounts totaling $110,000 that were paid in April 2017.

In January 2017 the Committee adjusted the annual incentive compensation program for 2017 to lower the absolute return threshold and target performance levels to reflect current market conditions.  In addition, the Committee re-authorized the DERs program with the same terms and conditions, with adjustments made to the amount of individual grants in recognition of current executive responsibilities.

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

Pursuant to this program, in January 2017, February 2016, January 2015 and December 2013 the Committee granted 148,894, 269,354, 247,512 and 242,505 RSUs with three-year performance periods ending December 31, 2019, 2018, 2017 and 2016, respectively.  Initial grant date fair values developed for compensation cost purposes of $10.52, $8.03, $8.83 and $12.45 were assigned to the units of each grant, respectively.  RSUs granted to the Company’s former Chief Executive Officer (“CEO”) totaling 99,257 granted in 2016 and 93,058 granted in 2015 were forfeited subsequent to year-end in accordance with the terms of his 2016 separation agreement with the resulting reversal of compensation cost included in earnings in 2016.  RSUs granted to a departed executive totaling 37,199 in 2015 and 36,467 in 2013 were forfeited in 2015.  The December 2013 RSUs did not meet the criteria for conversion into shares of common stock pursuant to the applicable performance criteria and, accordingly, remaining awards under this grant were forfeited in the first quarter 2017.   Recognized in Compensation-related expense are $312,000 and $433,000 related to outstanding RSUs for the quarters ended March 31, 2017 and 2016, respectively.  Included in Common stock dividends payable at March 31, 2017 are estimated dividends payable pertaining to these awards of $304,000.

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

In January 2017 and February 2016, respectively, the Committee granted service-based stock awards for 74,446 and 67,337 shares of common stock with grant date fair values of $10.41 and $9.32 per share to executives awarded RSUs.  Stock awards granted to the Company’s former CEO totaling 24,881 shares in 2016 grant were forfeited subsequent to year-end in accordance with the terms of his 2016 separation agreement with the resulting reversal of compensation cost included in earnings in 2016.  Remaining awards and related deferred dividends are scheduled to vest in January 2020 and February 2019, respectively, assuming service conditions are met.  In January of 2017 and 2016 and December of 2014, respectively, the Committee granted service-based stock awards for 49,416, 61,272 and 37,237 shares of common stock with grant date fair values of $10.41, $7.87 and $12.47 per share to employees not awarded RSUs.  These awards vest in January of 2020, 2019 and 2018, respectively, assuming service conditions are met.  Similar stock awards granted in December 2013 for a total of 35,703 shares of common stock vested January 3, 2017.

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

Performance-based and service-based stock award activity for the quarter ended March 31, 2017 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2016	305,567	$10.29
Grants	123,862	10.41
Forfeitures	(24,881)	9.32
Vestings	(97,840)	11.91
Unvested stock awards outstanding at March 31, 2017	306,708	9.90

During the quarters ended March 31, 2017 and 2016, the Company recognized in Compensation-related expense $220,000 and $212,000, respectively, related to amortization of the grant date fair value of employee stock awards.  Included in Common Stock dividends payable at March 31, 2017 are estimated dividends payable pertaining to these awards of $65,000.  In addition, the Company recognized in Other general and administrative expense $105,000 and $100,000 related to amortization of the grant date fair value of director stock awards during the quarters ended March 31, 2017 and 2016, respectively.  Unrecognized compensation expense for unvested stock awards for all employees and directors totaled $2.0 million as of March 31, 2017, to be expensed over a weighted average period of 1.6 years (assumes minimal employee and director attrition and any applicable performance metrics would continue to be met for related initial measurement periods).

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

Long-term Equity-based Awards – Option Awards

At March 31, 2017 option awards for 40,000 shares of common stock were outstanding with a weighted average strike price of $11.86.  These awards are currently exercisable, have no aggregate intrinsic value and have a weighted average remaining contractual term of 1.2 years.  No option award activity occurred during the quarter ended March 31, 2017.  All outstanding option awards were granted prior to 2010, have ten-year contractual terms and were issued with strike prices equal to the closing market price of Capstead’s common stock on the dates of grant.  The fair value of these awards was estimated at that time using a Black-Scholes option pricing model and was expensed over the related vesting periods.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its executives.  In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s base salary and annual incentive compensation payments. The Company also makes discretionary contributions of up to another 3% of such compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements that have been met by nearly all of Capstead’s current employees.  During the quarters ended March 31, 2017 and 2016, the Company recognized in Compensation-related expense $31,000 and $109,000 related to contributions to these plans, respectively.

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

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital totaled $1.36 billion at March 31, 2017, consisting of $1.06 billion of common and $199 million of preferred stockholders’ equity together with $98 million of unsecured borrowings maturing in 2035 and 2036 (recorded amounts).

Long-term investment capital increased by $13 million during the quarter ended March 31, 2017 primarily due to increases in net unrealized gains associated with the Company’s residential mortgage investments and interest rate swap agreements held for hedging purposes.  In addition, a modest amount of new preferred equity capital was raised in March pursuant to an at-the-market continuous offering program.  Partially offsetting these increases in capital was a modest amount of capital returned to stockholders in the form of dividend distributions in excess of earnings.

Capstead’s residential mortgage investments portfolio increased by $97 million during the first quarter  of 2017 to $13.41 billion at March 31, 2017, primarily as a result of acquisitions outpacing portfolio runoff.  Secured borrowings increased by $142 million to $12.29 billion.  Portfolio leverage (secured borrowings divided by long-term investment capital) increased marginally to 9.04 to one at March 31, 2017 from 9.02 to one at December 31, 2016.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $23 million or $0.20 per diluted common share for the quarter ended March 31, 2017, compared to $17 million or $0.14 per diluted common share for the quarter ended December 31, 2016 and $27 million or $0.25 per diluted common share for the same period in 2016.  Earnings in the first quarter of 2017 improved considerably over fourth quarter 2016 results despite higher short-term interest rates engineered by the Federal Reserve, largely due to lower mortgage prepayment levels.  While prepayment levels were 10% lower compared to the fourth quarter of 2016, levels were 26% higher than reported for the first quarter of 2016 and borrowing costs were higher due to higher short-term interest rates, leading to lower earnings compared to the year earlier period.  The Company declared a first quarter 2017 common dividend of $0.21 per share that was paid on April 20, 2017 to holders of record on March 31, 2017.

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

Capital Market Transactions

In January 2016 Capstead’s board of directors authorized the repurchase of up to $100 million in common stock when such repurchases are deemed appropriate relative to portfolio reinvestment options and liquidity needs.  No shares were repurchased under this program prior to its suspension in April 2017.

During the quarter ended March 31, 2017, Capstead issued 12,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at an average price of $24.44, net of underwriting fees and other costs, for net proceeds of $296,000.  An additional 44,000 shares were issued subsequent to quarter-end through May 1, 2017, generating net proceeds of $1.1 million.

Future issuances of common and Series E preferred capital under at-the-market programs or by other means will be subject to market conditions, compliance with federal securities laws and tax regulations as well as blackout periods associated with the dissemination of important Company-specific news.

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

The following table illustrates the progression of Capstead’s book value per share of common stock as well as changes in book value expressed as percentages of beginning book value for the quarter ended March 31, 2017:

Book value per common share, beginning of quarter	$10.85
Change in net unrealized gains on mortgage securities classified as available-for-sale	0.04
Change in net unrealized gains on interest rate swap agreements designated as cash flow hedges of:
Secured borrowings	0.09
Unsecured borrowings	0.01
	0.14	1.3%
Dividend distributions in excess of earnings	(0.01)	(0.1)%
Book value per common share, end of quarter	$10.98
Increase in book value per common share during the quarter	$0.13	1.2%

Residential Mortgage Investments

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter ended March 31, 2017 (dollars in thousands):

Residential mortgage investments, beginning of quarter	$13,316,282
Portfolio acquisitions (principal amount)	1,002,939
Investment premiums on acquisitions*	33,621
Portfolio runoff (principal amount)	(912,829)
Investment premium amortization	(30,385)
Increase in net unrealized gains on securities classified as available-for-sale	3,996
Residential mortgage investments, end of quarter	$13,413,624
Increase in residential mortgage investments during the quarter	$97,342

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at March 31, 2017 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$3,932,906	2.89%	3.25%	1.70%	2.89%	9.61%	5.6
Freddie Mac Agency Securities	1,514,207	2.96	3.44	1.81	2.44	9.56	6.5
Ginnie Mae Agency Securities	1,651,160	2.26	2.55	1.51	1.07	8.29	6.2
Residential mortgage loans	1,719	3.81	3.24	2.07	1.65	11.03	5.0
(53% of total)	7,099,992	2.76	3.13	1.68	2.37	9.29	5.9
Longer-to-reset ARMs:
Fannie Mae Agency Securities	3,073,374	2.69	3.43	1.63	3.42	7.69	42.6
Freddie Mac Agency Securities	2,094,206	2.71	3.45	1.65	2.86	7.78	41.1
Ginnie Mae Agency Securities	1,033,739	2.94	2.54	1.51	1.04	7.97	38.2
(47% of total)	6,201,319	2.74	3.29	1.62	2.83	7.77	41.3
	$13,301,311	2.75	3.21	1.65	2.59	8.58	22.4
Gross WAC (rate paid by borrowers) (c)		3.35

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At March 31, 2017, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.17.  This table excludes $3 million in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)

Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments.  As such, it is similar to the cash yield on the portfolio which is calculated using amortized cost basis.  Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date.  Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps.  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 79% of current-reset ARMs were subject to periodic caps averaging 1.74%; 13% were subject to initial caps averaging 3.44%; 7% were subject to lifetime caps averaging 7.34%; and 1% were not subject to a cap.  All longer-to-reset ARM securities at March 31, 2017 were subject to initial caps.

(c)

Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

ARM securities are backed by mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period.  These coupon interest rate adjustments are usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  After the initial fixed-rate period, if applicable, the coupon interest rates of mortgage loans underlying the Company’s ARM securities typically adjust either (a) annually based on specified margins over the one-year London interbank offered rate (“LIBOR”) or the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”), (b) semiannually based on specified margins over six-month LIBOR, or (c) monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index.

After consideration of any applicable initial fixed-rate periods, at March 31, 2017 approximately 90%, 6% and 4% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively.  Approximately 87% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at March 31, 2017 approximately 9% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 21 months.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

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

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.5 percent and ranged from 3.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at March 31, 2017.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $657 million of capital at risk with its lending counterparties at March 31, 2017.  The Company did not have capital at risk with any single counterparty exceeding 4.5% of total stockholders’ equity at March 31, 2017.

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

As of March 31, 2017 the Company’s secured borrowings totaled $12.29 billion with 20 counter-parties at average rates of 1.03%, before the effects of currently-paying interest rate swap agreements held as cash flow hedges and 1.04% including the effects of these derivatives.  To help mitigate exposure to rising short-term interest rates, the Company uses one- and three-month LIBOR-indexed, pay-fixed, receive-variable interest rate swap agreements with two- and three-year interest payment terms supplemented with longer-maturity secured borrowings, when available at attractive rates and terms. Excluding $200 million notional amount of swap agreements that expired April 3, 2017, at quarter-end the Company held $8.30 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the first quarter of 2020 and a weighted average expiration of 14 months.

After consideration of all portfolio financing-related swap positions entered into as of quarter-end, the Company’s residential mortgage investments and secured borrowings had estimated durations at March 31, 2017 of 11½ and 9½ months, respectively, for a net duration gap of approximately 2 months – see pages 33 and 34 under the caption “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-maturity secured borrowings, if available at attractive rates and terms.

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

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of March 31, 2017 in comparison with December 31, 2016 (in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Balances as of March 31, 2017:
Residential mortgage investments	$13,413,624	$12,287,727	$1,125,897	$515,330
Cash collateral receivable from swap counterparties, net (c)			22,016	–
Other assets, net of other liabilities			210,907	124,638
			$1,358,820	$639,968	9.04:1
Balances as of December 31, 2016	$13,316,282	$12,145,346	$1,345,777	$616,898	9.02:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
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

Supplemental Analysis of Quarterly Financing Spreads

Quarterly financing spreads and mortgage prepayment rates were as follows for the indicated periods:

	2017	2016				2015
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Total financing spreads: (a)
Yields on all interest-earning assets	1.67%	1.49%	1.45%	1.53%	1.69%	1.62%	1.40%	1.42%
Borrowing rates on all interest-paying liabilities	0.99	0.94	0.89	0.89	0.87	0.79	0.74	0.68
Total financing spreads	0.68	0.55	0.56	0.64	0.82	0.83	0.66	0.74

Financing spreads on residential mortgage investments, a non- GAAP financial measure:
Cash yields on residential mortgage investments (b)	2.60	2.55	2.52	2.50	2.47	2.44	2.42	2.41
Investment premium amortization (b)	(0.93)	(1.05)	(1.06)	(0.96)	(0.75)	(0.81)	(0.99)	(0.95)
Yields on residential mortgage investments	1.67	1.50	1.46	1.54	1.72	1.63	1.43	1.46
Unhedged secured borrowing rates (c)	0.89	0.79	0.69	0.67	0.65	0.48	0.45	0.41
Hedged secured borrowing rates (c)	0.96	0.95	0.93	0.96	0.93	0.87	0.84	0.77
Secured borrowing rates	0.93	0.89	0.84	0.84	0.82	0.73	0.69	0.62
Financing spreads on residential mortgage investments	0.74	0.61	0.62	0.70	0.90	0.90	0.74	0.84
Constant prepayment rate (“CPR”)	22.93	25.59	25.80	23.19	18.23	19.62	23.21	21.98

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

(c)

Unhedged borrowing rates represent average rates on secured borrowings, before consideration of related currently-paying interest rate swap agreements.  Hedged borrowing rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements held for portfolio hedging purposes adjusted for differences between LIBOR-based variable-rate payments received on these swaps and unhedged borrowing rates, as well as the effects of any hedge ineffectiveness.  Average fixed-rate swap payments were 0.89% for the first quarter of 2017, while the variable-rate payment adjustments equated to 0.07% on average currently-paying swap notional amounts outstanding for the same period.  During 2016, fixed-rate swap payments averaged 0.74% while variable-rate payment adjustments averaged 0.20% on average notional amounts outstanding.

Cash yields continue to benefit from higher coupon interest rates as mortgage loans underlying the Company’s current-reset ARM securities reset to higher rates based on higher prevailing six- and 12-month interest rate indices.  The majority of these loans reset annually based on margins over indices such as the 12-month LIBOR, which increased 12 basis points during the first quarter of 2017 to 1.80% after increasing 0.51% during 2016, driven by money market reform and increased expectations for higher short-term interest rates, including the mid-December 2016 and mid-March 2017 0.25% Federal Funds Rate increases.

Portfolio yield adjustments for investment premium amortization are primarily driven by mortgage prepayment and investment premium levels.  Mortgage prepayment levels are heavily influenced by the availability of mortgage financing at attractive terms and the overall health of the housing markets, as well as seasonal factors.  Mortgage prepayment levels declined 10% in the first quarter of 2017 compared to the fourth quarter of 2016 primarily due to higher prevailing mortgage interest rates.

Higher unhedged borrowing rates thus far in 2017 are primarily attributable to higher rates negotiated with lending counterparties after the mid-December 2016 and, to a lesser extent, the mid-March 2017 0.25% Federal Funds Rate increases.  Fixed swap rates have increased throughout 2016 and thus far in 2017 as expiring swap contracts were replaced at higher rates, even as variable-rate swap receipts have benefited from higher prevailing short-term LIBOR rates relative to unhedged borrowing rates.

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

	2017	2016				2015
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Total financing spreads	0.68%	0.55%	0.56%	0.64%	0.82%	0.83%	0.66%	0.74%
Impact of yields on other interest-earning assets*	–	0.01	0.01	0.01	0.03	0.01	0.03	0.04
Impact of borrowing rates on other interest-paying liabilities*	0.06	0.05	0.05	0.05	0.05	0.06	0.05	0.06
Financing spreads on residential mortgage investments	0.74	0.61	0.62	0.70	0.90	0.90	0.74	0.84

*

Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of unsecured borrowings (at average borrowing rates of 7.71% for the first quarter 2017) and cash collateral payable to interest rate swap counterparties.

RESULTS OF OPERATIONS

	Quarter Ended March 31
	2017	2016
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments
(before investment premium amortization)	$85,226	$85,511
Investment premium amortization	(30,385)	(26,011)
Related interest expense	(28,240)	(26,582)
	26,601	32,918
Other interest income (expense)	(1,738)	(1,785)
	24,863	31,133
Other revenue (expense):
Compensation-related expense	(1,115)	(3,224)
Other general and administrative expense	(1,062)	(1,169)
Miscellaneous other revenue	15	613
	(2,162)	(3,780)
Net income	$22,701	$27,353
Net income per diluted common share	$0.20	$0.25
Average diluted shares outstanding	95,875	95,745
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.60%	2.47%
Investment premium amortization	(0.93)	(0.75)
Adjusted yields	1.67	1.72
Other interest-earning assets	0.54	0.30
Total average yields	1.67	1.69
Average borrowing rates:
Secured borrowings:
Unhedged borrowing rates	0.89	0.65
Hedged borrowing rates	0.96	0.93
Adjusted portfolio-related borrowing rates	0.93	0.82
Unsecured borrowings	7.71	8.07
Total average borrowing rates	0.99	0.87
Average total financing spreads	0.68	0.82
Average financing spreads on residential mortgage investments, a non-GAAP financial measure*	0.74	0.90
Average CPR	22.93	18.23
Average balance information:
Residential mortgage investments (cost basis)	$13,102	$13,849
Other interest-earning assets	114	257
Secured borrowings	12,087	13,043
Unsecured borrowings (included in long-term investment capital)	98	98
Long-term investment capital (“LTIC”)	1,361	1,398
Operating costs as a percentage of average LTIC	0.74%	1.26%
Return on average LTIC	7.33	8.44
Return on average common equity capital	7.18	8.58

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

Capstead’s net income totaled $23 million or $0.20 per diluted common share for the quarter ended March 31, 2017, compared to $27 million or $0.25 per diluted common share for the same period in 2016.  Earnings in 2017 have been negatively impacted by higher investment premium amortization caused by higher mortgage prepayment levels and higher borrowing costs.

Total financing spreads were lower, averaging 0.68 % for the quarter ended March 31, 2017, compared to 0.82% for the same period in 2016 as higher cash yields and rates on overnight investments were offset by higher investment premium amortization and higher secured borrowing rates.  Financing spreads on residential mortgage investments were lower, averaging 0.74% for the quarter ended March 31, 2017, compared to 0.90% for the same period in 2016 as higher cash yields were offset by higher investment premium amortization and higher secured borrowing rates.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes.  See page 29 for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to total financing spreads.

Yields on residential mortgage investments were lower, averaging 1.67% during the quarter ended March 31, 2017, compared to 1.72% for the same period in 2016. Cash yields were higher, averaging 2.60% during the quarter March 31, 2017, compared to 2.47% for the same period in 2016, largely due to ARM loan coupon interest rates resetting higher to more current rates.  Yield adjustments for investment premium amortization were also higher, averaging 93 basis points during the quarter ended March 31, 2017, compared to 75 basis points for the same period in 2016 primarily as a result of higher mortgage prepayment rates.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets as well as seasonal factors.

Secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes were higher, averaging 0.93% during the quarter ended March 31, 2017, compared to 0.82% for the same period in 2016.  Unhedged borrowing rates accounted for most of the increase, with the remainder attributable to higher interest rate swap costs.  Market conditions, including the 25 basis point increases in the Federal Funds Rate in mid-December 2016 and mid-March 2017, contributed to higher borrowing rates.  Swap costs were impacted by the expiration of older, lower-rate swaps, partially offset by higher variable rate swap receipts as a result of higher short-term LIBOR rates.  Average fixed-rate swap payments were 89 basis points for the quarter ended March 31, 2017, respectively, compared to 69 basis points for the same period in 2016.  Variable-rate payment adjustments equated to 7 basis points on average currently-paying swap notional amounts outstanding for the quarter ended March 31, 2017, compared to 24 basis points for the same period in 2016.  Currently-paying swap balances were relatively stable, averaging $7.84 billion for the quarter ended March 31, 2017, compared to $7.56 billion for the same period in 2016.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Operating costs (compensation, general and administrative expenses) as a percentage of long-term investment capital is a metric widely used in the mortgage REIT industry as a measure of operating cost efficiency and Capstead is widely recognized as an industry leader in this regard. In comparison to prior year periods, operating costs were impacted by post year-end adjustments to annual incentive compensation accruals of $938,000 and $(655,000) for the three months ended March 31, 2017 and 2016, respectively.  These adjustments were related to finalizing program results for the years ended    December 31, 2016 and 2015, respectively.  As further described in NOTE 10 to the accompanying consolidated financial statements (included in Item 1 of this report), the Company’s compensation programs are based in part on relative and absolute economic return performance metrics.  Economic return is defined as the change in book value per share of common stock plus common stock dividends declared divided by beginning book value per share.

Miscellaneous other revenue was lower for the quarter ended March 31, 2017 compared to the same period in 2016 primarily because of the inclusion in 2016 of dividends on Federal Home Loan Bank (“FHLB”) stock held by the Company in connection with FHLB advance activity.  The Company repaid its last advance in November 2016 after the FHLB system regulation precluded most captive insurers from continuing to borrow from the FHLBs.

liquidity and capital resources

Capstead’s primary sources of funds are secured borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” on page 27 illustrates management’s estimate of additional funds potentially available to the Company at March 31, 2017 and the accompanying discussion provides insight into the Company’s perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

In January 2016 Capstead’s board of directors authorized the repurchase of up to $100 million in common stock when such repurchases are deemed appropriate relative to portfolio reinvestment options and liquidity needs.  No shares were repurchased under this program prior to its suspension in April 2017.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Secured borrowings totaled $12.29 billion at March 31, 2017, with $12.25 billion maturing within 90 days.  Secured borrowings began the year at $12.15 billion and averaged $12.09 billion during the quarter ended March 31, 2017.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses one- and three-month LIBOR-indexed, pay-fixed, receive-variable interest rate swap agreements supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  Excluding $200 million notional amount of swap agreements that expired April 3, 2017, at March 31, 2017 the Company held $8.30 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the first quarter of 2020 and a weighted average expiration of 14 months.  Relative to the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings, the Company entered into forward-starting swap agreements to effectively lock in lower fixed rates of interest on these borrowings.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

During the quarter ended March 31, 2017, Capstead issued 12,000 shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at an average price of $24.44, net of underwriting fees and other costs, for net proceeds of $296,000.  An additional 44,000 shares were issued subsequent to quarter-end through May 1, 2017, generating net proceeds of $1.1 million.

Future issuances of common and Series E preferred capital under at-the-market programs or by other means will be subject to market conditions, compliance with federal securities laws and tax regulations as well as blackout periods associated with the dissemination of important Company-specific news.

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

To further reduce exposure to higher short-term interest rates, the Company uses interest rate swap agreements that typically require interest payments for two-year terms, as well as longer-maturity secured borrowings, if available at attractive rates and terms.  These transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  After consideration of portfolio financing-related swap positions held to hedge changes in short-term interest rates, at March 31, 2017 the Company’s residential mortgage investments and secured borrowings had estimated durations of 11½ and 9½ months, for a net duration gap of approximately 2 months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings, if available at attractive rates and terms.

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

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: *
March 31, 2017	0.75-1.00%	2.39%	(13.0)%	2.3%	(2.2)%
December 31, 2016	0.50-0.75	2.45	(9.5)	(0.2)	(5.8)

Projected percentage change in portfolio and related derivative values: *
March 31, 2017	0.75-1.00	2.39	0.1	(0.2)	(0.5)
December 31, 2016	0.50-0.75	2.45	0.1	(0.3)	(0.5)

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

Capstead is dependent on its executives and employees and the loss of one or more of its executive officers could harm the Company's business and its prospects.  As a self-managed REIT with 12 full-time employees and one part-time employee, Capstead is dependent on the efforts of its key officers and employees, most of whom have significant experience in the mortgage industry.  While certain of the Company's named executive officers and other employees are parties to severance agreements, the Company's key officers and employees are not subject to employment agreements with non-compete clauses, nor has Capstead acquired key man life insurance policies on any of these individuals.  The loss of any of their services could have an adverse effect on the Company's operations.

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

Item 4.    Controls and Procedures

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2017.

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

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: May 1, 2017	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer,
Chief Financial Officer and Secretary