Form 10-Q
period 2017-09-30
CAPSTEAD MORTGAGE CORP
filed 2017-11-03
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES              NO     ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	96,104,662 as of November 3, 2017

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

ITEM 1.    FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except pledged and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Residential mortgage investments ($13.13 and $12.81 billion pledged at September 30, 2017 and December 31, 2016, respectively)	$13,605,583	$13,316,282
Cash collateral receivable from interest rate swap counterparties	47,250	29,660
Interest rate swap agreements at fair value	2,022	24,709
Cash and cash equivalents	93,454	56,732
Receivables and other assets	153,339	149,493
	$13,901,648	$13,576,876
Liabilities
Secured borrowings	12,467,387	$12,145,346
Interest rate swap agreements at fair value	24,759	24,417
Unsecured borrowings	98,166	98,090
Common stock dividend payable	18,688	22,634
Accounts payable and accrued expenses	19,245	38,702
	12,628,245	12,329,189
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
7.50% Cumulative Redeemable Preferred Stock, Series E, 10,329 and 8,234 shares issued and outstanding ($258,226 and $205,849 aggregate liquidation preferences) at September 30, 2017 and December 31, 2016, respectively	250,946	199,059
Common stock - $0.01 par value; 250,000 shares authorized:
96,105 and 95,989 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	961	960
Paid-in capital	1,275,442	1,288,346
Accumulated deficit	(346,570)	(346,464)
Accumulated other comprehensive income	92,624	105,786
	1,273,403	1,247,687
	$13,901,648	$13,576,876

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Interest income:
Residential mortgage investments	$57,073	$49,845	$168,017	$162,654
Other	366	174	757	494
	57,439	50,019	168,774	163,148
Interest expense:
Secured borrowings	(36,655)	(26,636)	(98,745)	(80,232)
Unsecured borrowings	(1,910)	(1,970)	(5,701)	(5,923)
	(38,565)	(28,606)	(104,446)	(86,155)
	18,874	21,413	64,328	76,993
Other revenue (expense):
Compensation-related expense	(1,073)	(4,039)	(4,021)	(9,305)
Other general and administrative expense	(1,097)	(1,239)	(3,435)	(3,565)
Miscellaneous other revenue	48	305	130	1,300
	(2,122)	(4,973)	(7,326)	(11,570)
Net income	$16,752	$16,440	$57,002	$65,423

Net income available to common stockholders:
Net income	$16,752	$16,440	$57,002	$65,423
Less preferred stock dividends	(4,718)	(3,846)	(12,600)	(11,515)
	$12,034	$12,594	$44,402	$53,908
Net income per common share:
Basic and diluted	$0.13	$0.13	$0.46	$0.56

Weighted average common shares outstanding:
Basic	95,792	95,678	95,768	95,647
Diluted	95,923	95,866	95,905	95,799

Cash dividends declared per share:
Common	$0.19	$0.23	$0.61	$0.72
Series E preferred	0.47	0.47	1.41	1.41

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net income	$16,752	$16,440	$57,002	$65,423

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	(7,072)	(19,155)	(14,496)	10,245
Amounts related to cash flow hedges:
Change in net unrealized gains (losses)	1,827	12,558	3,541	(41,714)
Reclassification adjustment for amounts included in net income	(3,213)	4,927	(2,207)	16,107
	(8,458)	(1,670)	(13,162)	(15,362)
Comprehensive income	$8,294	$14,770	$43,840	$50,061

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30
	2017	2016
Operating activities:
Net income	$57,002	$65,423
Noncash items:
Amortization of investment premiums	98,996	95,139
Amortization of equity-based awards	1,671	1,241
Other depreciation and amortization	89	97
Change in recorded measureable hedge ineffectiveness on interest rate swap agreements designated as cash flow hedges	36	506
Net change in receivables, other assets, accounts payable and accrued expenses	1,877	(953)
Net cash provided by operating activities	159,671	161,453
Investing activities:
Purchases of residential mortgage investments	(3,380,199)	(2,319,819)
Interest receivable acquired with the purchase of residential mortgage investments	(5,410)	(3,139)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	2,972,002	2,773,344
Redemptions of lending counterparty investments	–	50,000
Net cash (used in) provided by investing activities	(413,607)	500,386
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	126,991,975	94,430,910
Principal payments on repurchase arrangements and similar borrowings	(126,669,933)	(92,332,463)
Proceeds from other secured borrowings	–	1,175,000
Principal payments on other secured borrowings	–	(3,800,000)
Increase in cash collateral receivable from interest rate swap counterparties	(17,590)	(22,998)
Net proceeds from interest rate swap settlements	8,842	–
Proceeds from issuance of preferred shares	52,051	1,167
Other capital stock transactions	(261)	(57)
Dividends paid	(74,426)	(83,886)
Net cash provided by (used in) financing activities	290,658	(632,327)
Net change in cash and cash equivalents	36,722	29,512
Cash and cash equivalents at beginning of period	56,732	54,185
Cash and cash equivalents at end of period	$93,454	$83,697

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2017.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) with the objective of simplifying accounting for these transactions, including income tax effects, statutory withholding requirements, forfeitures and classification on the statement of cash flows.  ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The Company adopted ASU 2016-09 on January 1, 2017, which had no effect on its results of operations, financial condition or cash flows.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) with the objective of improving the financial reporting of hedging relationships by, among other things, eliminating the requirement to separately measure and record hedge ineffectiveness.  ASU 2017-12 is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early application is permitted using a modified retrospective method effective as of the beginning of the fiscal year.  The Company elected to early-adopt ASU 2017-12 on August 31, 2017 and, as a result, $863,000 of expense related to hedge ineffectiveness recognized in Interest expense during the six months ended June 30, 2017 on designated swaps outstanding on August 31, 2017 was reversed.  Additionally, $105,000 of ineffectiveness income recognized prior to 2017 for these swaps was reclassified to Accumulated deficit from Accumulated other comprehensive income effective January 1, 2017.

Reclassification

Included in Compensation-related expense for the quarter and nine months ended September 30, 2016 is $2.7 million previously classified as a separation of service charge related to the July 2016 resignation of the Company’s former chief executive officer (“CEO”).

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

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Basic net income per common share
Numerator for basic net income per common share:
Net income	$16,752	$16,440	$57,002	$65,423
Preferred stock dividends	(4,718)	(3,846)	(12,600)	(11,515)
Earnings participation of unvested equity awards	(36)	(40)	(116)	(123)
	$11,998	$12,554	$44,286	$53,785
Denominator for basic net income per common share:
Average number of shares of common stock outstanding	96,094	95,978	96,073	95,946
Average unvested stock awards outstanding	(302)	(300)	(305)	(299)
	95,792	95,678	95,768	95,647
	$0.13	$0.13	$0.46	$0.56
Diluted net income per common share
Numerator for diluted net income per common share:
Numerator for basic net income per common share	$11,998	$12,554	$44,286	$53,785
Denominator for diluted net income per common share:
Denominator for basic net income per common share	95,792	95,678	95,768	95,647
Net effect of dilutive equity awards	131	188	137	152
	95,923	95,866	95,905	95,799
	$0.13	$0.13	$0.46	$0.56

NOTE 4 — RESIDENTIAL mortgage investments

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
September 30, 2017
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$294	$–	$294	$294	6.52%	6.27%
ARMs	10,358,892	322,475	10,681,367	10,771,142	2.94	1.72
Ginnie Mae ARMs	2,743,838	85,219	2,829,057	2,830,421	2.68	1.57
	13,103,024	407,694	13,510,718	13,601,857	2.88	1.69
Residential mortgage loans:
Fixed-rate	667	1	668	668	6.73	4.38
ARMs	1,507	8	1,515	1,515	3.85	3.49
	2,174	9	2,183	2,183	4.73	3.76
Collateral for structured financings	1,518	25	1,543	1,543	7.99	7.89
	$13,106,716	$407,728	$13,514,444	$13,605,583	2.88	1.69
December 31, 2016
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$385	$1	$386	$386	6.65%	6.44%
ARMs	10,057,761	314,799	10,372,560	10,483,367	2.74	1.60
Ginnie Mae ARMs	2,743,160	90,300	2,833,460	2,828,288	2.51	1.14
	12,801,306	405,100	13,206,406	13,312,041	2.69	1.50
Residential mortgage loans:
Fixed-rate	735	1	736	736	6.72	4.01
ARMs	1,839	9	1,848	1,848	3.80	2.96
	2,574	10	2,584	2,584	4.63	3.26
Collateral for structured financings	1,630	27	1,657	1,657	7.98	7.91
	$12,805,510	$405,137	$13,210,647	$13,316,282	2.69	1.50

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of September 30, 2017, the average months to roll for the Company’s $6.93 billion (amortized cost basis) in current-reset ARM investments was 6.5 months while the average months to roll for the Company’s $6.58 billion (amortized cost basis) in longer-to-reset ARM investments was 42.9 months.

NOTE 5 — SECURED borrowings

Capstead pledges its Residential mortgage investments as collateral for secured borrowings primarily in the form of repurchase arrangements with commercial banks and other financial institutions (collectively referred to as “counterparties” or “lending counterparties”).  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financings.  The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
September 30, 2017
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$13,091,941	$30,246	$12,432,771	1.33%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (greater than 90 days)	36,309	132	33,073	1.53
Similar borrowings:
Collateral for structured financings	1,543	–	1,543	7.99
	$13,129,793	$30,378	$12,467,387	1.33
Quarter-end borrowing rates adjusted for effects of related derivative financial instruments (Derivatives) held as cash flow hedges				1.21

December 31, 2016
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$12,643,359	$27,889	$11,991,532	0.96%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	162,551	351	152,157	0.93
Similar borrowings:
Collateral for structured financings	1,657	–	1,657	7.98
	$12,807,567	$28,240	$12,145,346	0.96
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				1.04

Average secured borrowings outstanding during the indicated periods differed from respective ending balances primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	September 30, 2017		December 31, 2016
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives held as cash flow hedges for the indicated periods	$12,549,893	1.17%	$12,380,375	0.89%

NOTE 6 — USE OF DERIVATIVES, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

In addition to entering into longer-maturity secured borrowings when available at attractive rates and terms, Capstead attempts to mitigate exposure to higher interest rates by entering into one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements.  These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day secured borrowings.  This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the designated borrowings, leaving the fixed-rate swap payments as the Company’s effective borrowing rate, subject to certain adjustments.  These adjustments include differences between variable-rate payments received on the swap agreements and related unhedged borrowing rates as well as the effects of any measured hedge ineffectiveness.  Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

During the quarter and nine months ended September 30, 2017 Capstead entered into swap agreements with notional amounts of $650 million and $3.00 billion requiring fixed-rate interest payments each averaging 1.58% for two and three-year periods commencing on various dates between January and September 2017.  Also during the quarter and nine months ended September 30, 2017, $400 million and $2.30 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.74% and 0.73% matured.  At September 30, 2017, the Company’s portfolio financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Fourth quarter 2017	$1,500,000	0.79%
First quarter 2018	1,700,000	0.76
Second quarter 2018	600,000	0.79
Third quarter 2018	400,000	0.88
Fourth quarter 2018	800,000	1.15
First quarter 2019	950,000	1.58
Second quarter 2019	1,650,000	1.33
Third quarter 2019	550,000	1.40
Fourth quarter 2019	300,000	1.55
First quarter 2020	200,000	1.75
Third quarter 2020	200,000	1.64
	$8,850,000

In 2010 the Company entered into forward-starting, three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million and average fixed rates of 4.09% with 20-year payment terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings.  These Derivatives are designated as cash flow hedges of the variability of the underlying contractual rate associated with the floating-rate terms of these long-term borrowings which began on various dates between October 2015 and September 2016.

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

In accordance with recent legal interpretations, exchange-traded swap agreements are now deemed to be settled daily.  As a result, beginning in 2017, the fair value of exchange-traded swap agreements held as cash flow hedges of Secured borrowings is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a significantly reduced fair value amount representing the unsettled fair value of these Derivatives.  Non-exchange traded swap agreements held as cash flow hedges of Unsecured borrowings were not affected by these legal interpretations and continue to be reported at fair value calculated excluding accrued interest.  At September 30, 2017, Cash collateral receivable from interest rate swap counterparties includes initial margin for all swap agreements and variation margin for non-exchange traded swap agreements.  Accrued interest for non-exchange traded swap agreements is included in Accounts payable and accrued expenses.  This change in presentation has had no further impact on the Company’s accounting for derivatives.

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	September 30	December 31
	Location	2017	2016
Balance sheet-related
Swap agreements in a gain position (an asset) related to: Secured borrowings	(a)	$2,022	$24,709
Swap agreements in a loss position (a liability) related to:
Secured borrowings	(a)	–	(222)
Unsecured borrowings	(a)	(24,759)	(24,195)
Related net interest payable	(b)	(1,015)	(11,989)
		$(23,752)	$(11,697)

(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.  The amount of unrealized gains, net of unrealized losses, scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of current market rates in excess of fixed-rate swap payments totaled $12.3 million at September 30, 2017.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Quarter Ended September 30		Nine Months Ended September 30
	Net Income	2017	2016	2017	2016
Income statement-related
Components of Secured borrowings-related effects on interest expense:
Amount of gain (loss) reclassified from Accumulated other comprehensive income		$3,912	$(4,261)	$4,412	$(14,134)
Amount of gain (loss) recognized in income		1,141	(323)	(360)	(1,210)
	(a)	5,053	(4,584)	4,052	(15,344)
Component of Unsecured borrowings-related effects on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income	(b)	(699)	(666)	(2,205)	(1,973)
Decrease (increase) in interest expense and increase (decrease) in Net income as a result of the use of Derivatives		$4,354	$(5,250)	$1,847	$(17,317)

Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income		$1,827	$12,558	$3,541	$(41,714)

(a)	Included in “Interest expense: Secured borrowings” on the face of the Statements of Income.
(b)	Included in “Interest expense: Unsecured borrowings” on the face of the Statements of Income.

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

Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (d)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets (c)	Sheet (c)	Sheet	Instruments	Received	Amount
September 30, 2017
Counterparty 4	$16,461	$(14,439)	$2,022	$–	$–	$2,022
December 31, 2016
Counterparty 4	$18,100	$6,609	$24,709	$(11,681)	$–	$13,028

(c)

Included in gross amounts of recognized assets at September 30, 2017 is the fair value of exchange-traded swap agreements, calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with these swaps at September 30, 2017.

(d)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities (a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
September 30, 2017
Derivatives by counterparty:
Counterparty 1	$25,774	$–	$25,774	$–	$(25,774)	$–
Counterparty 4	5,597	(5,597)	–	–	–	–
	31,371	(5,597)	25,774	–	(25,774)	–
Borrowings under repurchase arrangements (d)	12,470,704	–	12,470,704	(12,470,704)	–	–
	$12,502,075	$(5,597)	$12,496,478	$(12,470,704)	$(25,774)	$–
December 31, 2016
Derivatives by counterparty:
Counterparty 1	$24,725	$–	$24,725	$–	$(24,725)	$–
Counterparty 4	5,072	6,609	11,681	(11,681)	–	–
	29,797	6,609	36,406	(11,681)	(24,725)	–
Borrowings under repurchase arrangements (d)	12,151,122	–	12,151,122	(12,151,122)	–	–
	$12,180,919	$6,609	$12,187,528	$(12,162,803)	$(24,725)	$–

(a)

Included in gross amounts of recognized liabilities at September 30, 2017 is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange-traded swap agreements (Counterparty 4), calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swap agreements at September 30, 2017.

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

(d)	Amounts include accrued interest payable of $4.9 million and $7.4 million on borrowings under repurchase arrangements as of September 30, 2017 and December 31, 2016, respectively.

Changes in Accumulated other comprehensive income by component for the quarter and nine months ended September 30, 2017 were as follows (in thousands):

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at June 30, 2017	$2,871	$98,211	$101,082
Activity for the quarter ended September 30, 2017:
Other comprehensive income (loss) before reclassifications	1,827	(7,072)	(5,245)
Amounts reclassified from accumulated other comprehensive income	(3,213)	–	(3,213)
Other comprehensive income (loss)	(1,386)	(7,072)	(8,458)
Balance at September 30, 2017	$1,485	$91,139	$92,624

Balance at December 31, 2016	$151	$105,635	$105,786
Activity for the nine months ended September 30, 2017:
Other comprehensive income (loss) before reclassifications	3,541	(14,496)	(10,955)
Amounts reclassified from accumulated other comprehensive income	(2,207)	–	(2,207)
Other comprehensive income (loss)	1,334	(14,496)	(13,162)
Balance at September 30, 2017	$1,485	$91,139	$92,624

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

	September 30, 2017		December 31, 2016
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,305	7.90%	$34,276	7.91%
December 2035 ($40,000 face amount)	39,311	7.66	39,282	7.67
September 2036 ($25,000 face amount)	24,550	7.70	24,532	7.71
	$98,166	7.75	$98,090	7.77

NOTE 8 — Capital transactions

During the quarter and nine months ended September 30, 2017, Capstead issued an additional 1.7 million and 2.1 million shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at average prices of $24.79 and $24.77, net of underwriting fees and other costs, for net proceeds of $42.1 million and $51.9 million, respectively.  No additional preferred shares were issued subsequent to quarter-end through November 3, 2017.

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

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$2,183	$2,200	$2,584	$2,600
Lending counterparty investments	5,002	5,002	5,002	5,002
Secured borrowings-related interest rate swap agreements	2,022	2,022	24,709	24,709
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	33,073	33,100	139,101	139,100
Unsecured borrowings	98,166	71,600	98,090	68,800
Interest rate swap agreements:
Secured borrowings-related	–	–	222	222
Unsecured borrowings-related	24,759	24,759	24,195	24,195

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
September 30, 2017
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,681,367	$102,336	$12,561	$10,771,142
Ginnie Mae	2,829,057	10,234	8,870	2,830,421
Residential mortgage securities classified as held-to-maturity	1,837	19	–	1,856

December 31, 2016
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	10,372,566	134,797	23,990	10,483,373
Ginnie Mae	2,833,460	10,141	15,313	2,828,288
Residential mortgage securities classified as held-to-maturity	2,037	24	–	2,061

	September 30, 2017		December 31, 2016
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$1,220,505	$9,584	$1,050,221	$8,418
Less than one year	3,544,982	11,847	4,418,674	30,885
	$4,765,487	$21,431	$5,468,895	$39,303

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

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments were considered other-than-temporarily impaired at September 30, 2017.

NOTE 10 — COMPENSATION PROGRAMS

The compensation committee of Capstead’s board of directors (the “Committee”) is responsible for establishing, implementing, and monitoring the Company’s compensation programs and practices.  Incentive compensation programs adopted by the Committee for key executives are largely nondiscretionary, formulaic and target-based, utilizing multiple pre-established performance goals (referred to as “metrics”) and defined threshold, target and maximum award amounts determined by reference to established percentages of base salaries.  Prior to granting awards, the Committee reviews the Company’s programs, implementing any desired changes in performance metrics and the composition of mortgage REIT industry peer groups used for relative performance metric measurement purposes, as well as establishing each executive’s targeted award opportunity.  Equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At September 30, 2017, this plan had 3,684,662 shares of common stock remaining available for future issuances.

Short-term Incentive Compensation Programs

Under the provisions of Capstead’s annual incentive compensation program, participating executives have overall target award opportunities ranging from 75% to 125% of base salary.  Awards are earned based on (a) relative and absolute economic return (change in book value per share of common stock plus common stock dividends divided by beginning book value per share), (b) relative operating cost efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), and (c) attainment of individual goals and objectives.  Each performance metric is assigned a weighting and performance relative to each metric is calculated separately.  No awards can be earned for performance below defined threshold return levels and awards are capped for performance above defined maximum return levels.  Included in Accounts payable and accrued expenses at September 30, 2017 are annual incentive compensation accruals for participating executives, together with discretionary accruals for all other employees, totaling $694,000. The Company recognized $(124,000) and $694,000 in Compensation-related expense related to 2017 annual incentive compensation for all employees for the quarter and nine months ended September 30, 2017, respectively.  An adjustment to the annual incentive compensation accrual related to finalizing 2016 program results reduced Compensation-related expense during the quarter ended March 31, 2017 by $938,000.

The Committee administers an additional performance-based short-term incentive compensation program for key executives that provides for quarterly cash payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting shares of common stock (“Dividend Equivalent Rights” or “DERs”).  DERs only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  Included in Accounts payable and accrued expenses are third quarter 2017 DERs distribution amounts totaling $100,000 that were paid in October 2017.  Recognized in Compensation-related expense are $100,000 and $320,000 related to the DERs program for the quarter and nine months ended September 30, 2017, respectively.

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

Pursuant to this program, in January 2017, February 2016, January 2015 and December 2013 the Committee granted 148,894, 269,354, 247,512 and 242,505 RSUs with three-year performance periods ending December 31, 2019, 2018, 2017 and 2016, respectively.  Initial grant date fair values developed for compensation cost purposes of $10.52, $8.03, $8.83 and $12.45 were assigned to the units of each grant, respectively.  RSUs granted to the Company’s former CEO totaling 99,257 granted in 2016 and 93,058 granted in 2015 were forfeited subsequent to year-end in accordance with the terms of his 2016 separation agreement with the resulting reversal of compensation cost included in earnings in 2016.  RSUs granted to a departed executive totaling 37,199 in 2015 and 36,467 in 2013 were forfeited in 2015. The December 2013 RSUs did not meet the criteria for conversion into shares of common stock pursuant to the applicable performance criteria and, accordingly, remaining awards under this grant were forfeited in the first quarter 2017.   The Company recognized $73,000 and $696,000 in Compensation-related expense related to outstanding RSUs for the quarter and nine months ended September 30, 2017, respectively.  Included in Common stock dividend payable at September 30, 2017 are estimated dividends payable pertaining to these awards of $339,000.

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

In January 2017 and February 2016, respectively, the Committee granted three-year service-based stock awards for 74,446 and 67,337 shares of common stock with grant date fair values of $10.41 and $9.32 per share to executives awarded RSUs.  Stock awards granted in 2016 to the Company’s former CEO totaling 24,881 shares were forfeited subsequent to year-end in accordance with the terms of his 2016 separation agreement with the resulting reversal of compensation cost included in earnings in 2016.  Remaining awards and related deferred dividends are scheduled to vest in January 2020 and February 2019 assuming service conditions are met.  Included in Common stock dividend payable at September 30, 2017 are dividends payable pertaining to these awards of $114,000.

In January of 2017 and 2016 and December of 2014, respectively, the Committee granted three-year service-based stock awards for 49,416, 61,272 and 37,237 shares of common stock with grant date fair values of $10.41, $7.87 and $12.47 per share to employees not awarded RSUs.  These awards vest in January of 2020, 2019 and 2018 assuming service conditions are met.  Similar stock awards granted in December 2013 for a total of 35,703 shares of common stock vested January 3, 2017.

As a component of the Company’s director compensation program, directors are granted service-based stock awards annually upon election or re-election to the board of directors that vest approximately one year from issuance.  In July 2017, director common stock awards for a total of 41,881 shares granted in July 2016 with a grant date fair value of $10.03 per share vested on July 15, 2017 and new awards, for a total of 41,797 shares, with a grant date fair value of $10.05 per share were granted that will vest on July 25, 2018.

Performance-based and service-based stock award activity for the nine months ended September 30, 2017 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2016	305,567	$10.29
Grants	165,659	10.32
Forfeitures	(24,881)	9.32
Vestings	(139,721)	11.35
Unvested stock awards outstanding at September 30, 2017	306,624	9.90

During the quarter and nine months ended September 30, 2017, the Company recognized in Compensation-related expense $220,000 and $660,000, respectively, related to amortization of the grant date fair value of employee stock awards.  In addition, the Company recognized in Other general and administrative expense $106,000 and $316,000 related to amortization of the grant date fair value of director stock awards during the quarter and nine months ended September 30, 2017, respectively.  Unrecognized compensation expense for unvested stock awards for all employees and directors totaled $1.8 million as of September 30, 2017, to be expensed over a weighted average period of 1.4 years.

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

Long-term Equity-based Awards – Option Awards

At September 30, 2017 option awards for 30,000 shares of common stock were outstanding with a weighted average strike price of $12.28. These awards are currently exercisable, have no aggregate intrinsic value and have a weighted average remaining contractual term of 1.3 years.  No option award activity occurred during the quarter and nine months ended September 30, 2017.  All outstanding option awards were granted prior to 2010, have ten-year contractual terms and were issued with strike prices equal to the closing market price of Capstead’s common stock on the dates of grant.  The fair value of these awards was estimated at that time using a Black-Scholes option pricing model and was expensed over the related vesting periods.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its executives.  In general the Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s base salary and annual incentive compensation payments. The Company also makes discretionary contributions of up to another 3% of such compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements that have been met by nearly all of Capstead’s current employees.  During the quarter and nine months ended September 30, 2017, the Company recognized in Compensation-related expense $31,000 and $119,000 related to contributions to these plans, respectively.

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

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital totaled $1.37 billion at September 30, 2017, consisting of $1.02 billion of common and $251 million of preferred stockholders’ equity, together with $98 million of unsecured borrowings maturing in 2035 and 2036 (recorded amounts).  Long-term investment capital increased $26 million in 2017 as relatively modest declines in common equity capital related to changes in unrealized portfolio and interest rate swap gains and dividends in excess of earnings were more than offset by $52 million in preferred equity capital raised through an at-the-market continuous offering program.

Book value per share of common stock (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) declined 2.7% ($0.29) to $10.56 per share, of which 1.3% ($0.14) was related to changes in unrealized portfolio and swap gains and 1.4% ($0.15) was returned to stockholders in the form of dividends in excess of earnings.

Capstead’s residential mortgage investments portfolio increased $289 million in 2017 to $13.61 billion at September 30, 2017.  Secured borrowings increased $322 million to $12.47 billion.  Portfolio leverage (secured borrowings divided by long-term investment capital) increased to 9.09 to one at September 30, 2017 from 9.02 to one at December 31, 2016.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $17 million and $57 million or $0.13 and $0.46 per diluted common share for the quarter and nine months ended September 30, 2017, compared to $16 million and $65 million or $0.13 and $0.56 per diluted common share for the same periods in 2016, respectively.  Earnings in 2017 were negatively impacted by high mortgage prepayment levels and higher borrowing costs.  Higher borrowing costs were partially offset by higher coupon interest rates on adjustable-rate mortgages underlying the Company’s residential mortgage investments.  Earnings also benefited from lower compensation-related accruals.  The Company declared a third quarter 2017 common dividend of $0.19 per share that was paid on October 20, 2017 to holders of record on September 30, 2017.

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

Capital Market Transactions

During the quarter and nine months ended September 30, 2017, Capstead issued 1.7 million and 2.1 million shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at average prices of $24.79 and $24.77, net of underwriting fees and other costs, for net proceeds of $42 million and $52 million.  No additional preferred shares were issued subsequent to quarter-end through November 3, 2017.

On November 1, 2017, Capstead’s board of directors authorized the reinstatement of its previously unused $100 million common stock repurchase program.  No shares were repurchased pursuant to this program as of November 3, 2017.  The authorization does not obligate the Company to acquire any particular amount of common stock and repurchases under the program and the program itself may be suspended or discontinued at the Company’s discretion without prior notice.

The timing, manner, price and amount of any future common and preferred issuances and any common stock repurchases pursuant to these programs will be made in the open market at the Company’s discretion, subject to economic and market conditions, stock price, compliance with federal securities laws and tax regulations as well as blackout periods associated with the dissemination of important Company-specific news.

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

The following table illustrates the progression of Capstead’s book value per share of common stock as well as changes in book value expressed as percentages of beginning book value for the quarter and nine months ended September 30, 2017:

	Quarter Ended September 30, 2017		Nine Months Ended September 30, 2017
Book value per common share, beginning of period	$10.72		$10.85
Change in net unrealized gains on mortgage securities classified as available-for-sale	(0.07)		(0.15)
Change in net unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Secured borrowings	(0.02)		0.02
Unsecured borrowings	–		(0.01)
	(0.09)	(0.8)%	(0.14)	(1.3)%
Capital transactions:
Dividend distributions in excess of earnings	(0.06)		(0.15)
Other	(0.01)		–
	(0.07)	(0.7)%	(0.15)	(1.4)%
Book value per common share, end of period	$10.56		$10.56
Decrease in book value per common share during the indicated periods	$(0.16)	(1.5)%	$(0.29)	(2.7)%

Residential Mortgage Investments

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter and nine months ended September 30, 2017 (dollars in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Residential mortgage investments, beginning of period	$13,598,890	$13,316,282
Portfolio acquisitions (principal amount)	1,074,870	3,278,611
Investment premiums on acquisitions*	29,422	101,588
Portfolio runoff (principal amount)	(1,055,577)	(2,977,406)
Investment premium amortization	(34,950)	(98,996)
Decrease in net unrealized gains on securities classified as available-for-sale	(7,072)	(14,496)
Residential mortgage investments, end of period	$13,605,583	$13,605,583
Increase in residential mortgage investments during the indicated periods	$6,693	$289,301

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

ARM securities are backed by mortgage loans that generally have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period.  These coupon interest rate adjustments are usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  After the initial fixed-rate period, if applicable, the coupon interest rates of mortgage loans underlying the Company’s ARM securities typically adjust either (a) annually based on specified margins over the one-year London interbank offered rate (“LIBOR”) or the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”), (b) semiannually based on specified margins over six-month LIBOR, or (c) monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index.

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at September 30, 2017 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$3,893,098	3.11%	3.33%	1.70%	2.85%	9.44%	6.4
Freddie Mac Agency Securities	1,491,730	3.19	3.50	1.82	2.54	9.39	7.4
Ginnie Mae Agency Securities	1,543,547	2.39	2.83	1.51	1.07	8.28	5.9
Residential mortgage loans	1,515	3.85	3.46	2.08	1.64	11.06	4.9
(51% of total)	6,929,890	2.97	3.26	1.68	2.38	9.17	6.5
Longer-to-reset ARMs:
Fannie Mae Agency Securities	3,317,609	2.74	3.38	1.59	3.08	7.75	43.4
Freddie Mac Agency Securities	1,978,930	2.73	3.42	1.64	2.69	7.80	40.3
Ginnie Mae Agency Securities	1,285,510	3.02	2.81	1.50	1.01	8.02	45.7
(49% of total)	6,582,049	2.79	3.28	1.59	2.56	7.82	42.9
	$13,511,939	2.88	3.27	1.64	2.47	8.51	24.3
Gross WAC (rate paid by borrowers) (c)		3.48

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At September 30, 2017, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.16.  This table excludes less than $3 million in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

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

Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 79% of current-reset ARMs were subject to periodic caps averaging 1.76%; 14% were subject to initial caps averaging 3.59%; and 7% were subject to lifetime caps averaging 7.14%.  All longer-to-reset ARM securities at September 30, 2017 were subject to initial caps.

(c)

Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

After consideration of any applicable initial fixed-rate periods, at September 30, 2017 approximately 90%, 5% and 3% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively, while approximately 2% reset every five years.  Approximately 86% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at September 30, 2017 approximately 6% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 25 months.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

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

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.5 percent and ranged from 3.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at September 30, 2017.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $688 million of capital at risk with its lending counterparties at September 30, 2017.  The Company did not have capital at risk with any single counterparty exceeding 4.5% of total stockholders’ equity at September 30, 2017.

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

As of September 30, 2017 the Company’s secured borrowings totaled $12.47 billion with 22 counterparties at average rates of 1.33%, before the effects of currently-paying interest rate swap agreements held as cash flow hedges and 1.21% including the effects of these derivatives.  To help mitigate exposure to rising short-term interest rates, the Company uses one- and three-month LIBOR-indexed, pay-fixed, receive-variable interest rate swap agreements with two- and three-year interest payment terms supplemented with longer-maturity secured borrowings, when available at attractive rates and terms.  Excluding $600 million notional amount of swap agreements that expired October 2, 2017, at quarter-end the Company held $8.25 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the third quarter of 2020 and a weighted average expiration of 13 months.

After consideration of all portfolio financing-related swap positions entered into as of quarter-end, the Company’s residential mortgage investments and secured borrowings had estimated durations at September 30, 2017 of 11¼ and 8½ months, respectively, for a net duration gap of approximately 2¾ months – see pages 34 and 35 under the caption “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-maturity secured borrowings, if available at attractive rates and terms.

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

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of September 30, 2017 in comparison with December 31, 2016 (in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Balances as of September 30, 2017:
Residential mortgage investments	$13,605,583	$12,467,387	$1,138,196	$522,924
Cash collateral receivable from swap counterparties, net (c)			24,513	–
Other assets, net of other liabilities			208,860	93,454
			$1,371,569	$616,378	9.09:1

Balances as of December 31, 2016	$13,316,282	$12,145,346	$1,345,777	$616,898	9.02:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
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

Supplemental Analysis of Quarterly Financing Spreads

Quarterly financing spreads and mortgage prepayment rates were as follows for the indicated periods:

	2017			2016				2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Total financing spreads: (a)
Yields on all interest-earning assets	1.68%	1.65%	1.67%	1.49%	1.45%	1.53%	1.69%	1.62%
Borrowing rates on all interest-paying liabilities	1.22	1.13	0.99	0.94	0.89	0.89	0.87	0.79
Total financing spreads	0.46	0.52	0.68	0.55	0.56	0.64	0.82	0.83

Financing spreads on residential mortgage investments, a non- GAAP financial measure:
Cash yields on residential mortgage investments (b)	2.72	2.66	2.60	2.55	2.52	2.50	2.47	2.44
Investment premium amortization (b)	(1.03)	(1.00)	(0.93)	(1.05)	(1.06)	(0.96)	(0.75)	(0.81)
Yields on residential mortgage investments	1.69	1.66	1.67	1.50	1.46	1.54	1.72	1.63
Unhedged secured borrowing rates (c)	1.33	1.09	0.89	0.79	0.69	0.67	0.65	0.48
Hedged secured borrowing rates (c)	1.10	1.08	0.96	0.95	0.93	0.96	0.93	0.87
Secured borrowing rates	1.17	1.08	0.93	0.89	0.84	0.84	0.82	0.73
Financing spreads on residential mortgage investments	0.52	0.58	0.74	0.61	0.62	0.70	0.90	0.90
Constant prepayment rate (“CPR”)	25.77	24.69	22.93	25.59	25.80	23.19	18.23	19.62

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

(c)

Unhedged borrowing rates represent average rates on secured borrowings, before consideration of related currently-paying interest rate swap agreements.  Hedged borrowing rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements held for portfolio hedging purposes adjusted for differences between LIBOR-based variable-rate payments received on these swaps and unhedged borrowing rates, as well as the effects of any hedge ineffectiveness.  Average fixed-rate swap payments were 1.08%, 1.02% and 0.89% for the third, second and first quarters of 2017, respectively, while the variable-rate payment adjustments equated to 0.02%, 0.06% and 0.07% on average currently-paying swap notional amounts outstanding for the same periods.  During 2016, fixed-rate swap payments averaged 0.74% while variable-rate payment adjustments averaged 0.20% on average notional amounts outstanding.

Cash yields continue to benefit from higher coupon interest rates as mortgage loans underlying the Company’s current-reset ARM securities reset to higher rates based on higher prevailing six- and 12-month interest rate indices.  The majority of these loans reset annually based on margins over indices such as 12-month LIBOR, which has increased considerably since late in 2015 with higher short-term interest rates and money market reform.

Portfolio yield adjustments for investment premium amortization are primarily driven by mortgage prepayment and investment premium levels.  Mortgage prepayment levels are heavily influenced by the availability of mortgage financing at attractive terms and the overall health of the housing markets, as well as seasonal factors.  After declining in the first quarter of 2017, average mortgage prepayment levels returned to elevated levels through the end of the third quarter of 2017. This is largely attributable to seasonal factors and a flattening of the yield curve as longer term rates have not increased in tandem with shorter term rates since year-end, allowing for refinancing opportunities in many instances, particularly for borrowers whose loans have recently reset to higher levels.  Mortgage prepayments are expected to decline in the coming quarters with the end of the summer selling season and other factors.

Higher unhedged borrowing rates thus far in 2017 are primarily attributable to higher rates negotiated with lending counterparties after the three 25 basis point Federal Funds Rate increases in December 2016, March and June 2017.  Fixed swap rates generally increased over the periods presented as older, lower-rate swap agreements expired and newer, higher-rate swaps were entered into in order to provide important balance sheet and future financing spread protection, particularly as it pertains to additions to the longer-to-reset portion of the Company’s ARM securities portfolio.  Hedged borrowing rates have benefited from higher short-term LIBOR-based variable-rate swap receipts relative to unhedged borrowing rates.

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

	2017			2016				2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Total financing spreads	0.46%	0.52%	0.68%	0.55%	0.56%	0.64%	0.82%	0.83%
Impact of yields on other interest-earning assets*	0.01	0.01	-	0.01	0.01	0.01	0.03	0.01
Impact of borrowing rates on other interest-paying liabilities*	0.05	0.05	0.06	0.05	0.05	0.05	0.05	0.06
Financing spreads on residential mortgage investments	0.52	0.58	0.74	0.61	0.62	0.70	0.90	0.90

	Nine Months Ended
	September 30
	2017	2016
Total financing spreads	0.54%	0.67%
Impact of yields on other interest-earning assets*	0.01	0.01
Impact of borrowing rates on other interest-paying liabilities*	0.06	0.06
Financing spreads on residential mortgage investments	0.61	0.74

*

Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of unsecured borrowings (at average borrowing rates of 7.78%, 7.74% and 7.71% for the third, second and first quarters of 2017, respectively) and, at times, cash collateral payable to interest rate swap counterparties.

RESULTS OF OPERATIONS

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments
(before investment premium amortization)	$92,023	$85,921	$267,013	$257,793
Investment premium amortization	(34,950)	(36,076)	(98,996)	(95,139)
Related interest expense	(36,655)	(26,636)	(98,745)	(80,232)
	20,418	23,209	69,272	82,422
Other interest income (expense)	(1,544)	(1,796)	(4,944)	(5,429)
	18,874	21,413	64,328	76,993
Other revenue (expense):
Compensation-related expense	(1,073)	(4,039)	(4,021)	(9,305)
Other general and administrative expense	(1,097)	(1,239)	(3,435)	(3,565)
Miscellaneous other revenue	48	305	130	1,300
	(2,122)	(4,973)	(7,326)	(11,570)
Net income	$16,752	$16,440	$57,002	$65,423
Net income per diluted common share	$0.13	$0.13	$0.46	$0.56
Average diluted shares outstanding	95,923	95,866	95,905	95,799
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.72%	2.52%	2.66%	2.49%
Investment premium amortization	(1.03)	(1.06)	(0.99)	(0.92)
Adjusted yields	1.69	1.46	1.67	1.57
Other interest-earning assets	0.98	0.38	0.78	0.29
Total average yields	1.68	1.45	1.66	1.56
Average borrowing rates:
Secured borrowings:
Unhedged borrowing rates	1.33	0.69	1.11	0.67
Hedged borrowing rates	1.10	0.93	1.04	0.94
Adjusted secured borrowing rates	1.17	0.84	1.06	0.83
Unsecured borrowings	7.78	8.04	7.75	8.06
Total average borrowing rates	1.22	0.89	1.12	0.89
Average total financing spreads	0.46	0.56	0.54	0.67
Average financing spreads on residential mortgage investments, a non-GAAP financial measure (a)	0.52	0.62	0.61	0.74
Average CPR	25.77	25.80	24.46	22.41
Average balance information:
Residential mortgage investments (cost basis)	$13,514	$13,629	$13,374	$13,771
Other interest-earning assets	150	182	130	187
Secured borrowings	12,550	12,731	12,382	12,879
Unsecured borrowings (included in long-term investment capital)	98	98	98	98
Long-term investment capital (“LTIC”)	1,354	1,380	1,358	1,389
Operating costs as a percentage of average LTIC (b)	0.64%	0.73%	0.73%	0.97%
Return on average LTIC	5.47	6.10	6.17	7.13
Return on average common equity capital	4.61	4.62	5.64	6.59
(a)

Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on Capstead’s residential mortgage investments, net of secured borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings.  See page 30 for a reconciliation of these financial measures and the Company’s rationale for using this non-GAAP financial measure.

(b)   Calculated excluding a $2.7 million July 2016 separation of service charge recorded in Compensation-related expense.

Capstead’s net income totaled $17 million and $57 million or $0.13 and $0.46 per diluted common share for the quarter and nine months ended September 30, 2017, respectively, compared to $16 million and $65 million or $0.13 and $0.56 per diluted common share for the same periods in 2016.  Earnings in 2017 benefited from higher cash yields while being negatively impacted by high investment premium amortization caused by high mortgage prepayment levels and higher borrowing costs.  Earnings also compared favorably to the prior year due to lower compensation-related accruals, including a $2.7 million separation of service charge ($0.03 per diluted common share) related to the July 2016 resignation of the Company’s former CEO that is recorded in Compensation-related expense in the 2016 periods.

Interest income on residential mortgage investments was higher by $7.2 million and $5.4 million for the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.  The increases are attributable to $7.7 million and $10.4 million in increases related to higher average yields, net of $500,000 and $5.0 million in decreases related to lower average portfolio balances for the comparative quarter and nine month periods, respectively.

Interest expense on secured borrowings was higher by $10.0 million and $18.5 million for the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.  The increases are attributable to $10.3 million and $21.8 million in increases related to higher average borrowing rates, net of $300,000 and $3.3 million in decreases related to lower average borrowings for the comparative quarter and nine month periods, respectively.

Yields on residential mortgage investments increased 23 and ten basis points, averaging 1.69% and 1.67% during the quarter and nine months ended September 30, 2017, respectively. Cash yields increased 20 and 17 basis points, averaging 2.72% and 2.66% during the quarter and nine months ended September 30, 2017, respectively, largely due to ARM loan coupon interest rates resetting higher to more current rates.  Yield adjustments for investment premium amortization declined three basis points during the quarter ended September 30, 2017 to average (103) basis points, while increasing seven basis points during the nine months ended September 30, 2017 to average (99) basis points, primarily as a result of higher mortgage prepayment rates.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets as well as seasonal factors.

Secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes increased 33 and 23 basis points during the quarter and nine months ended September 30, 2017 to average 1.17% and 1.06%.  Unhedged borrowing rates accounted for most of the increase, with the remainder attributable to higher interest rate swap costs.  Market conditions, including the three 25 basis point increases in the Federal Funds Rate in December 2016, March and June 2017, contributed to higher borrowing rates.  Swap costs were impacted by the expiration of older, lower-rate swaps and the addition of new higher-rate swaps, partially offset by higher variable rate swap receipts as a result of higher short-term LIBOR rates.  Average fixed-rate swap payments were 108 and 100 basis points for the quarter and nine months ended September 30, 2017, respectively, compared to 75 and 72 basis points for the same periods in 2016.  Variable-rate payment adjustments equated to two and four basis points on average currently-paying swap notional amounts outstanding for both the quarter and nine months ended September 30, 2017, compared to 18 and 22 basis points, respectively, for the same periods in 2016.  Currently-paying swap balances were higher, averaging $8.78 billion and $8.40 billion for the quarter and nine months ended September 30, 2017, respectively, compared to $7.60 billion and $7.54 billion for the same periods in 2016.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Operating costs (compensation, general and administrative expenses) as a percentage of long-term investment capital is a metric widely used in the mortgage REIT industry as a measure of operating cost efficiency.  Capstead, by virtue of its strategy of focusing exclusively on agency-guaranteed ARM securities and being internally managed, is widely recognized as an industry leader in this regard. In comparison to prior year periods, operating costs were impacted by post year-end adjustments to annual incentive compensation accruals of $938,000 and $(655,000) for the three months ended March 31, 2017 and 2016, respectively.  These adjustments were related to finalizing program results for the years ended    December 31, 2016 and 2015, respectively. Operating costs for the third quarter 2017 benefited from adjustments to the Company’s performance-based compensation programs.  As further described in NOTE 10 to the accompanying consolidated financial statements (included in Item 1 of this report), the Company’s compensation programs are based in part on relative and absolute economic return performance metrics.  Economic return is defined as the change in book value per share of common stock plus common stock dividends declared divided by beginning book value per share.

Miscellaneous other revenue was lower for the quarter and nine months ended September 30, 2017 compared to the same periods in 2016 primarily because of the inclusion in 2016 of dividends on Federal Home Loan Bank (“FHLB”) stock held by the Company in connection with FHLB advance activity.  The Company repaid its last advance in November 2016 after the FHLB system regulator precluded most captive insurers from continuing to borrow from the FHLBs.

liquidity and capital resources

Capstead’s primary sources of funds are secured borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” on page 27 illustrates management’s estimate of additional funds potentially available to the Company at September 30, 2017 and the accompanying discussion provides insight into the Company’s perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Secured borrowings totaled $12.47 billion at September 30, 2017, with all but $33 million maturing within 90 days.  Secured borrowings began the year at $12.15 billion and averaged $12.55 billion and $12.38 billion during the quarter and nine months ended September 30, 2017.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses one- and three-month LIBOR-indexed, pay-fixed, receive-variable interest rate swap agreements supplemented with longer-maturity secured borrowings when available at attractive rates and terms. Excluding $600 million notional amount of swap agreements that expired October 2, 2017, at September 30, 2017 the Company held $8.25 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the third quarter of 2020 and a weighted average expiration of 13 months.  Relative to the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings, in 2010 the Company entered into forward-starting swap agreements to effectively lock in fixed rates of interest on these borrowings.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

During the quarter and nine months ended September 30, 2017, Capstead issued an additional 1.7 million and 2.1 million shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at average prices of $24.79 and $24.77, net of underwriting fees and other costs, for net proceeds of $42 million and $52 million.  No additional preferred shares were issued subsequent to quarter-end through November 3, 2017.

On November 1, 2017, Capstead’s board of directors authorized the reinstatement of its previously unused $100 million common stock repurchase program.  No shares were repurchased pursuant to this program as of November 3, 2017.  The authorization does not obligate the Company to acquire any particular amount of common stock and repurchases under the program and the program itself may be suspended or discontinued at the Company’s discretion without prior notice.

The timing, manner, price and amount of any future common and preferred issuances and any common stock repurchases pursuant to these programs will be made in the open market at the Company’s discretion, subject to economic and market conditions, stock price, compliance with federal securities laws and tax regulations as well as blackout periods associated with the dissemination of important Company-specific news.

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

To further reduce exposure to higher short-term interest rates, the Company uses interest rate swap agreements that typically require interest payments for two-year terms, as well as longer-maturity secured borrowings, if available at attractive rates and terms.  These transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  After consideration of portfolio financing-related swap positions held to hedge changes in short-term interest rates, at September 30, 2017 the Company’s residential mortgage investments and secured borrowings had estimated durations of 11¼ and 8½ months, respectively, for a net duration gap of approximately 2¾ months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings, if available at attractive rates and terms.

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

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 1.00%	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: (a)(b)
September 30, 2017	1.00-1.25%	2.33%	0.6%	(3.6)%	(6.5)%	(18.9)%
December 31, 2016	0.50-0.75	2.45	n/a	(9.5)	(0.2)	(5.8)

Projected percentage change in portfolio and related derivative values: (a)
September 30, 2017	1.00-1.25	2.33	0.1	0.1	(0.3)	(0.5)
December 31, 2016	0.50-0.75	2.45	n/a	0.1	(0.3)	(0.5)

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

(b)

The variance in sensitivity in the Down 0.50%, Up 0.50% and Up 1.00% scenarios at September 30, 2017 compared to December 31, 2016 is in large part due to higher forecasted portfolio and leverage coupled with lower forecasted interest rate swap balances.  Also affecting the rate sensitivity are more loans underlying the portfolio becoming subject to periodic caps, as well as the effects of lower projected net interest margins in the base scenario.  See page 25 for further discussion of the characteristics of the Company’s residential ARM portfolio.

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

Derivative financial instruments held may fail to qualify for hedge accounting introducing potential volatility to Capstead’s earnings.  The Company typically qualifies derivatives held as cash flow hedges for accounting purposes in order to record the change in fair value of designated derivatives as a component of stockholders’ equity rather than in earnings.  If the hedging relationship for any derivative held ceases to qualify for hedge accounting treatment for any reason, including failing to meet documentation and ongoing hedge effectiveness requirements, the Company would be required to record in earnings the total change in fair value of any such derivative.  In addition the Company could elect to no longer avail itself of cash flow hedge accounting for its derivative positions.  Such changes could introduce a potentially significant amount of volatility to earnings reported by the Company.

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

Monetary policy actions by the Federal Reserve could adversely affect Capstead’s liquidity, financial condition and earnings.  Since 2008 the Federal Reserve has employed a number of relatively unorthodox policy initiatives, most notably by inserting itself into the markets as a dominant buyer of U.S. Treasury securities and fixed-rate Agency Securities.  This market intervention resulted in a significant expansion of the Federal Reserve’s balance sheet and is often referred to as quantitative easing or QE.  The policy goals of the QE initiatives were to support Fannie Mae, Freddie Mac and the housing markets, and otherwise improve economic and labor market conditions by exerting downward pressure on longer term interest rates, including mortgage interest rates.  The Federal Reserve ceased increasing its holdings of Treasury and Agency Securities in late 2014, while continuing to replace portfolio runoff through open market purchases.

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

In October 2017, the Federal Reserve began reducing its existing bond holdings of U.S. Treasury securities and fixed-rate Agency Securities by gradually decreasing the amount of bonds it would purchase to replace portfolio runoff, with the stated goal of reducing the portfolio by $10 billion per month in the fourth quarter of 2017, with such reductions increasing quarterly until reaching $50 billon per month in October 2018.  As the buy-side support of such a large market participant is removed, pricing for fixed-rate, and to a lesser extent, ARM Agency Securities could be negatively affected.  In addition, should the Federal Reserve decide to eventually reduce its holdings of fixed-rate Agency Securities through asset sales, the pricing for all Agency Securities could decline.  These actions could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described above.

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

Legislative and additional regulatory actions could adversely affect the availability and/or terms and conditions of secured borrowings and consequently, the Company’s liquidity, financial condition and earnings.   Changes in regulatory capital requirements and other leverage constraints continue to be implemented worldwide.  It remains unclear how significant of an impact these changes will have on the financial markets in general and on the Company’s strategy of holding a leveraged portfolio of Agency Securities.  However, it is possible that the availability and/or terms and conditions of secured borrowings could be adversely affected which could adversely affect the Company’s liquidity, earnings and book value per common share, as more fully described above.

Capstead is dependent on its executives and employees and the loss of one or more of its executive officers could harm the Company's business and its prospects.  As a self-managed REIT with 14 employees, Capstead is dependent on the efforts of its key officers and employees, most of whom have significant experience in the mortgage industry.  While certain of the Company's named executive officers and other employees are parties to severance agreements, the Company's key officers and employees are not subject to employment agreements with non-compete clauses, nor has Capstead acquired key man life insurance policies on any of these individuals.  The loss of any of their services could have an adverse effect on the Company's operations.

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

Capstead may in the future choose to pay dividends in its own stock, in which case stockholders may be required to pay tax in excess of the cash they receive. Capstead may distribute taxable dividends that are payable in part in its stock.  In accordance with guidance issued by the Internal Revenue Service, a publicly traded REIT should generally be eligible to treat a distribution of its own stock as fulfilling its REIT distribution requirements if each stockholder is permitted to elect to receive his or her distribution in either cash or stock of the REIT (even where there is a limitation on the percentage of the distribution payable in cash, provided that the limitation is at least 20%), subject to the satisfaction of certain guidelines. If too many stockholders elect to receive cash, each stockholder electing to receive cash generally must receive a portion of his or her distribution in cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. holder (as defined in “Federal Income Tax Consequences of Our Status as a REIT”) may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. holder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of its stock at the time of the sale.  Furthermore, with respect to Non-U.S. holders (as defined in “Federal Income Tax Consequences of Our Status as a REIT”), the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of the Company’s stockholders determine to sell shares of its stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of the Company’s stock. It is uncertain whether and to what extent the Company will pay dividends in cash and its stock.

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

•

Other Maryland law elections – A provision of Maryland law allows Capstead’s board, without stockholder approval, to implement various provisions that may deter stockholder efforts to change the composition of its Board of Directors by, among other things, implementing a staggered board, providing that directors are removable only for cause, requiring that a majority of the outstanding shares request a special meeting of stockholders, and providing directors the exclusive right to fill vacancies on the board. Capstead’s board has not taken any action to limit its ability to implement any of these provisions in the future, other than to provide, through an unrelated provision of Maryland law, that imposes a majority requirement for the calling of a special meeting of stockholders.

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

The accounting for changes in fair value of each derivative held depends on whether it has been designated as an accounting hedge, as well as the type of hedging relationship identified.  To qualify as a cash flow hedge for accounting purposes, at the inception of the hedge relationship the Company must anticipate and document that the hedge relationship will be highly effective.  As long as the hedge relationship remains highly effective, changes in fair value of the derivative are recorded in Accumulated other comprehensive income and reclassified to earnings over the term of the derivative, primarily in the form of derivative cash flows that are either in excess of or lower than market rates.  Changes in fair value of derivatives not held as accounting hedges, or for which the hedge relationship is deemed to no longer be highly effective and as a result hedge accounting is terminated, are recorded in earnings as a component of Other revenue (expense).  See NOTE 2 to the consolidated financial statements (included under Item 1 of this report) for information regarding the Company’s early-adoption of ASU 2017-12.

The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of current and anticipated future 30- and 90-day secured borrowings and the 20-year floating-rate periods of unsecured borrowings.  Variable-rate payments to be received on swap agreements and any measured hedge ineffectiveness on interest rate swap agreements that expired prior to the early-adoption of ASU 2017-12 are recorded in interest expense as an offset to interest owed on related designated borrowings while fixed-rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments.  See NOTE 6 to the consolidated financial statements (included under Item 1 of this report) and “Financial Condition – Residential Mortgage Investments” for additional information regarding the Company’s current use of derivatives and its related risk management policies.

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

Item 4.    Controls and Procedures

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2017.

PART II. — OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(6)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(7)
10.04	Second Amended and Restated Incentive Bonus Plan.(8)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	2015 Long-Term Award Criteria.(9)
10.07	Form of performance unit agreement.(9)
10.08	2016 Annual Incentive Compensation Program.(10)
10.09	Form of restricted stock agreement for employees. (10)
10.10	2016 Long-Term Performance Unit Award Criteria. (10)
10.11	Form of performance unit agreement for employees. (10)
10.12	2017 Annual Incentive Compensation Program.(11)
10.13	Form of restricted stock agreement for executive employees. (11)
10.14	2017 Long-Term Performance Unit Award Criteria. (11)
10.15	Form of performance unit agreement for executive employees. (11)
10.16	Sales agreement, dated January 23, 2015, by and between the Company and its continuous offering program sales manager.(12)
10.17	Severance agreement, dated May 3, 2016, by and between the Company and Roy S. Kim. (13)
10.18	Consulting Agreement, dated July 14, 2016, by and between the Company and Andrew F. Jacobs. (14)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit Number	DESCRIPTION

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896), for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 5, 2011, for the event dated May 4, 2011.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 6, 2015, for the event dated January 2, 2015.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 4, 2016, for the event dated February 1, 2016.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 5, 2017, for the event dated January 3, 2017.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 29, 2015, for the event dated January 23, 2015.
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-08896) for the quarter ended March 31, 2016.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on July 15, 2016, for the event dated July 14, 2016.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: November 3, 2017	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
Chief Executive Officer and
Principal Accounting Officer