Form 10-K
period 2017-12-31
CAPSTEAD MORTGAGE CORP
filed 2018-02-20
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

✓	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Large accelerated filer  ✓   Accelerated filer       Non-accelerated filer       Smaller reporting company

Emerging growth company__

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES        NO   ✓

At June 30, 2017 the aggregate market value of the common stock held by nonaffiliates, based on the closing sale price of those shares on the New York Stock Exchange reported on June 30, 2017, was $990,087,452

Number of shares of Common Stock outstanding at February 20, 2018:   93,549,047

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the 2018 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

CAPSTEAD MORTGAGE CORPORATION

2017 FORM 10-K ANNUAL REPORT

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

The federal government, through the Federal Reserve, and to a lesser extent, Fannie Mae and Freddie Mac, has accumulated substantial holdings of primarily fixed-rate Agency Securities, largely in order to provide stimulus to the economy through what has been referred to as quantitative easing programs.  These programs have had the effect of supporting higher pricing for the entire Agency Securities market, including pricing for ARM Agency Securities.  The Federal Reserve ceased adding to its holdings of fixed-rate Agency Securities late in 2014, while continuing to provide economic stimulus by replacing portfolio runoff through open market purchases.  In October 2017, the Federal Reserve began reducing its existing bond holdings of U.S. Treasury securities and fixed-rate Agency Securities by gradually decreasing the amount of bonds it would purchase to replace portfolio runoff, with the stated goal of reducing its portfolio by $10 billion per month in the fourth quarter of 2017, with such reductions increasing quarterly until reaching $50 billon per month in 2018.  This action, or a more dramatic reduction in government holdings of fixed-rate Agency Securities in the future, could result in lower pricing levels for Agency Securities, adversely affecting the Company’s book value per common share.

Regulation and Related Matters

Operating as a REIT investing in Agency Securities subjects Capstead to various federal tax and regulatory requirements.  For further discussion, see Item 1A of this report, “Risk Factors,” under the captions “Risks Related to Capstead’s Status as a REIT and Other Tax Matters” and “Risk Factors Related to Capstead’s Corporate Structure,” which is incorporated herein by reference.

Employees

As of December 31, 2017, Capstead had 13 employees.

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

•	fluctuations in interest rates and levels of mortgage prepayments;
•

changes in market conditions as a result of federal corporate and individual income tax reform, federal government fiscal challenges and Federal Reserve monetary policy, including policy regarding its holdings of Agency and U.S. Treasury Securities;

•	liquidity of secondary markets and credit markets, including the availability of financing at reasonable levels and terms to support investing on a leveraged basis;
•	the impact of differing levels of leverage employed;
•	changes in legislation or regulation affecting Agency Securities and similar federal government agencies and related guarantees;
•	deterioration in credit quality and ratings of existing or future issuances of Agency Securities;
•	the effectiveness of risk management strategies;
•	the availability of suitable qualifying investments from both an investment return and regulatory perspective;
•	the availability of new investment capital;
•	the ability to maintain real estate investment trust (“REIT”) status;
•	changes in legislation or regulation affecting exemptions for mortgage REITs from regulation under the Investment Company Act of 1940;
•	other changes in legislation or regulation affecting the mortgage and banking industries; and
•	changes in general economic conditions, increases in costs and other general competitive factors.

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

An investment in securities issued by us involves various risks. You should carefully consider the following risk factors in conjunction with the other information contained in this document before purchasing our securities.  The risks discussed herein can adversely affect our business, liquidity, operating results, financial condition and future prospects, causing the market price of our securities to decline, which could cause you to lose all or part of an investment in our stock.  The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us also may adversely affect our business, liquidity, earnings and financial condition.

Risks Related to Our Business

Changes in interest rates, whether increases or decreases, may adversely affect our liquidity, financial condition and earnings.  Our earnings depend primarily on the difference between the interest received on our residential mortgage investments and the interest paid on our secured borrowings, adjusted for the effects of derivative financial instruments held for hedging purposes.  Our investments consist almost exclusively of ARM Agency Securities that are typically financed at 30- to 90-day interest rates.  Coupon interest rates on only a portion of the ARM loans underlying our securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan.  Consequently, interest rates on secured borrowings not effectively fixed through the use of interest rate swap agreements or similar derivatives can rise to levels that may exceed yields on these securities in a rising short-term interest rate environment.  This can contribute to lower, or in more extreme circumstances, negative financing spreads and, therefore, adversely affect earnings.  During periods of relatively low short-term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may adversely affect yields on our ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in our borrowing rates, earnings would be adversely affected.

An increase in prepayments may adversely affect our liquidity, financial condition and earnings.  Prepayment expectations are an essential part of pricing ARM Agency Securities in the marketplace and the speed of prepayments can vary widely from month to month and across individual securities; however prolonged periods of high mortgage prepayments can significantly reduce the expected life of our portfolio.  Therefore, actual yields we realize can be lower due to faster amortization of investment premiums, which could adversely affect earnings.  High levels of mortgage prepayments can also lead to larger than anticipated demands on our liquidity from our lending counterparties.  Additionally, periods of high prepayments can adversely affect pricing for ARM Agency Securities in general and, as a result, book value per common share can be adversely affected due to declines in the fair value of our remaining portfolio and the elimination of any unrealized gains on that portion of the portfolio that pays off.

Monetary policy actions by the Federal Reserve could adversely affect our liquidity, financial condition and earnings.  Since 2008 the Federal Reserve has employed a number of relatively unorthodox policy initiatives, most notably by inserting itself into the markets as a dominant buyer of U.S. Treasury securities and fixed-rate Agency Securities.  This market intervention resulted in a significant expansion of the Federal Reserve’s balance sheet and is often referred to as quantitative easing or QE.  In general, QE elevated pricing levels for Agency Securities resulting in lower yields on new purchases, lower mortgage interest rates and higher mortgage prepayment rates.

In October 2017, the Federal Reserve began reducing its existing holdings of U.S. Treasury securities and fixed-rate Agency Securities by gradually decreasing the amount of securities it would purchase to replace portfolio runoff, with the stated goal of reducing the portfolio by $10 billion per month in the fourth quarter of 2017, with such reductions increasing quarterly until reaching $50 billon per month in October 2018.  As the buy-side support of such a large market participant is removed, pricing for fixed-rate, and to a lesser extent, ARM Agency Securities could be negatively affected.  In addition, should the Federal Reserve decide to eventually reduce its holdings of fixed-rate Agency Securities through asset sales, the pricing for all Agency Securities could decline.  These actions could adversely affect our liquidity, earnings and book value per common share.

Our strategy involves significant leverage, which could adversely affect our liquidity, financial condition and earnings.  We expect our leverage to vary with market conditions and our assessment of the risk and return on our investments. We incur leverage by borrowing against a significant portion of the market value of our assets. The leverage we incur is fundamental to our investment strategy and could enhance our returns, however it also creates significant risks to our liquidity, financial condition and earnings.

Periods of illiquidity in the mortgage markets may reduce amounts available under secured borrowing arrangements due to declines in the perceived value of related collateral, which could adversely impact our liquidity, financial condition and earnings.  We finance our portfolio by pledging individual securities as collateral under uncommitted secured borrowing arrangements.  The amount borrowed is limited to a percentage of the market value of the pledged collateral.  The portion of the pledged collateral held by or pledged to the lender in excess of the amount borrowed is referred to as margin collateral and the resulting margin percentage is required to be maintained throughout the term of the borrowing.  If the perceived market value of the pledged collateral as determined by our lenders declines, we may be subject to margin calls wherein the lender requires us to pledge additional collateral to reestablish the agreed-upon margin percentage.  Because market illiquidity tends to put downward pressure on asset prices, we may be presented with substantial margin calls during such periods.  If we are unable or unwilling to pledge additional collateral, lenders can liquidate the collateral or seek other remedies, potentially under adverse market conditions, resulting in losses.  At such times we may determine that it is prudent to sell assets to improve our ability to pledge sufficient collateral to support our remaining secured borrowings, which could result in losses.  In addition, lower pricing levels for remaining investments will lead to declines in book value per common share.

Periods of illiquidity in the mortgage markets may reduce the number of counterparties willing to lend to us and/or the amounts individual counterparties are willing to lend, which could adversely affect our liquidity, financial condition and earnings.  We enter into secured borrowing arrangements with numerous commercial banks and other financial institutions, both foreign and domestic, routinely with maturities of 30 to 90 days.  Our ability to achieve our investment objectives depends on our ability to re-establish or roll maturing secured borrowings on a continuous basis and none of our counterparties are obligated to enter into new borrowing transactions at the conclusion of existing transactions.  If a counterparty chooses not to roll a maturing borrowing, we must pay off the borrowing, generally with cash available from another secured borrowing arrangement entered into with another counterparty.  If we determine that we do not have sufficient borrowing capacity with our remaining counterparties, we could be forced to sell assets under potentially adverse market conditions, which could result in losses.  An industry-wide reduction in the availability of secured borrowings could adversely affect pricing levels for Agency Securities leading to further declines in our liquidity and book value per common share.  Under these conditions, we may determine that it is prudent to sell assets to improve our ability to pledge sufficient collateral to support our remaining borrowings, which could result in losses.  In addition, lower pricing levels for remaining investments will lead to declines in book value per common share.

Legislative and additional regulatory actions could adversely affect the availability and/or terms and conditions of secured borrowings and consequently, our liquidity, financial condition and earnings.  Changes in regulatory capital requirements and other leverage constraints continue to be implemented worldwide.  It remains unclear how significant of an impact these changes will have on the financial markets in general and on our strategy of holding a leveraged portfolio of ARM Agency Securities.  However, it is possible that the availability and/or terms and conditions of secured borrowings could be adversely affected which could adversely affect our liquidity, earnings and book value per common share.

If we are unable to negotiate favorable terms and conditions on future secured borrowings with one or more of our lending counterparties, our liquidity, financial condition and earnings could be adversely impacted.  The terms and conditions of each secured borrowing arrangement are negotiated on a transaction-by-transaction basis.  Key terms and conditions include interest rates, maturity dates, asset pricing procedures and margin requirements.  We cannot assure investors that we will be able to continue to negotiate favorable terms and conditions on future secured borrowings.  During periods of market illiquidity or due to perceived credit deterioration of the collateral pledged or of us, a lender may require that less favorable asset pricing procedures be employed, margin requirements be increased and/or may choose to limit or completely curtail lending to us.  Under these conditions, we may determine it is prudent to sell assets to improve our ability to pledge sufficient collateral to support our remaining secured borrowings, which could result in losses.

Potential changes in the relationship between the federal government and Fannie Mae and Freddie Mac could adversely affect our liquidity, financial condition and earnings.  Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest on these securities are guaranteed by Fannie Mae, Freddie Mac or by Ginnie Mae.  Only the guarantee by Ginnie Mae is explicitly backed by the full faith and credit of the federal government.  The high actual or perceived credit quality of ARM Agency Securities allows us to finance our portfolio using secured borrowing arrangements with favorable interest rate terms and margin requirements that otherwise would not be available.

A significantly reduced role by the federal government or other changes in the guarantees provided by Fannie Mae, Freddie Mac or Ginnie Mae, or their successors could adversely affect the credit profile and pricing of existing holdings and/or future issuances of ARM Agency Securities and whether our strategy of holding a leveraged portfolio of short-duration ARM Agency Securities remains viable, which could adversely affect earnings and book value per common share.

The lack of availability of suitable investments at attractive pricing may adversely affect our earnings.  The pricing of investments is determined by a number of factors including interest rate levels and expectations, market liquidity conditions, and competition among investors for these investments, many of whom have greater financial resources and lower return requirements than us.  If proceeds from capital raising activities are not deployed or cannot be deployed at rates of return being earned on existing capital, earnings may be adversely affected.  We cannot assure investors that we will be able to acquire suitable investments at attractive pricing and in a timely manner to replace portfolio runoff as it occurs or to deploy new capital as it is raised.  Neither can we assure investors that we will maintain the current composition of our investments, consisting almost exclusively of ARM Agency Securities.

We may sell assets for various reasons, including a change in our investment focus or business strategy, which could increase earnings volatility.  We may periodically sell assets to enhance our liquidity during periods of market illiquidity or rising interest rates or we may change our investment focus or business strategy requiring us to sell some portion of our existing investments.  Gains or losses resulting from any such asset sales, or from terminating any related longer-maturity secured borrowings or interest rate swap agreements, could increase the our earnings volatility.

Our use of borrowings under repurchase arrangements may expose us to losses if a lending counterparty seeks bankruptcy protection, or otherwise defaults on its obligation to deliver pledged collateral back to us.  Repurchase arrangements involve the sale and transfer of pledged collateral to the lending counterparty and a simultaneous agreement to repurchase the transferred assets at a future date.  This may make it difficult for us to recover our pledged assets if a lender files for bankruptcy or otherwise fails to deliver pledged collateral back to us and subject us to losses to the extent of any margin amounts (pledged assets in excess of amounts borrowed) held by the lending counterparty.

Our use of borrowings under repurchase arrangements may give lending counterparties greater rights if we seek bankruptcy protection.  Borrowings under repurchase arrangements may qualify for special treatment under the U.S. Bankruptcy Code.  If we file for bankruptcy, these lending counterparties could avoid the automatic stay provisions of the U.S. Bankruptcy Code and liquidate pledged collateral without delay, which could result in losses to the extent of any margin amounts held by the lending counterparties.

We invest in derivative financial instruments such as interest rate swap agreements to mitigate or hedge our interest rate risk, which may adversely affect our liquidity, financial condition and earnings.  We  invest in such instruments from time to time with the goal of partially offsetting changes in value of our  investments as a result of changes in interest rates and achieving more stable borrowing costs over an extended period.  However, these activities may not have the desired beneficial impact on our liquidity, financial condition or earnings.  In addition, counterparties could fail to honor their commitments under the terms of the derivatives or have their credit quality downgraded impairing the value of the derivatives.  In the event of any defaults by counterparties, the Company may have difficulty recovering its cash collateral receivable from its counterparties and may not receive payments provided for under the terms of the derivatives and as a result, the Company may incur losses.

Derivative financial instruments held may fail to qualify for hedge accounting introducing potential volatility to our earnings.  We typically classify derivatives held as cash flow hedges for accounting purposes in order to record the change in fair value of designated derivatives as a component of stockholders’ equity rather than in earnings.  If the hedging relationship for any derivative held ceases to qualify for hedge accounting treatment, we would be required to record in earnings the total change in fair value of any such derivative.  In addition we could elect to no longer avail ourself of cash flow hedge accounting for our derivative positions. Such changes could introduce a potentially significant amount of volatility to our earnings.

We are dependent on our executives and employees and the loss of one or more of our executive officers could harm our business and prospects.  We are dependent on the efforts of our key officers and employees, most of whom have significant experience in the mortgage industry.  We have not acquired key man life insurance policies on any of these individuals.  The loss of any of their services could have an adverse effect on our operations.

Our securities are recorded at fair value and quoted prices or observable inputs may not be readily available to determine the fair value.  We measure fair value in accordance with generally accepted accounting standards. Ultimately, the value of any individual security depends to a large extent on economic and other conditions beyond our control. Our determination of the fair value of our investments includes inputs provided by third-party dealers and pricing services, which may be difficult to obtain or be unreliable. Fair value is an estimate based on good faith judgement of the price at which an investment can be sold. If we were to liquidate a particular investment, the realized value may be more than or less than the amount at which such is valued.

Any future offerings of debt securities, which would rank senior to our preferred and common stock upon liquidation, and future offerings of equity securities, which could dilute our existing shareholders and may be senior to our common stock for the purposes of dividend and liquidation distributions, may adversely affect the price of our common stock.  We may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities, if any, preferred stock and lenders with respect to our other borrowings will be entitled to our available assets prior to the holders of our common stock. Our preferred stock has a preference on liquidating distributions and dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings.

Risks Related to Our Status as a REIT and Other Tax Matters

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our securities.  Federal income tax laws or the administrative interpretations of those laws can change at any time.  Any such changes in laws or interpretations thereof may apply retroactively and could adversely affect us or our stockholders.  We cannot predict any impact on the value of our securities from adverse legislative or regulatory tax changes.

If we do not qualify as a REIT, we will be subject to tax as a corporation and face substantial tax liability.  We have elected to be taxed as a REIT for federal income tax purposes and intend to continue to so qualify.  Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist.  Even a technical or inadvertent mistake could jeopardize our REIT status.  Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

If we fail to qualify as a REIT in any tax year, then:

•

we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct dividends paid to our stockholders in computing taxable income and would be subject to federal income tax on our taxable income at corporate rates;

•	any resulting tax liability could be substantial and would reduce the cash available for distribution to stockholders;
•	we would not be required to make income distributions; and
•

unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years and, as a result, our cash available for distribution to stockholders would be reduced during these years.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our earnings.  We may be subject to certain federal, state and local taxes on our income and assets.  For example, we:

•	will be required to pay tax on any undistributed REIT taxable income,
•	may be subject to the “alternative minimum tax” on any tax preference items; and
•	may operate taxable REIT subsidiaries subject to tax on any taxable income earned.

Complying with REIT requirements may limit our ability to hedge effectively.  The REIT provisions of the Code may limit our ability to hedge our investments and borrowings by limiting our income in each year from unqualified hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of gross income.  In addition, we must limit our aggregate income from nonqualified hedging transactions, from providing certain services, and from other non-qualifying sources to not more than 5% of annual gross income. As a result, we may have to limit our use of advantageous hedging techniques.  This could result in greater risks associated with changes in interest rates than we would otherwise incur.  If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of gross income in excess of those limitations, multiplied by a fraction intended to reflect the profitability of these transactions or activities.  If we fail to satisfy the REIT gross income tests we could lose our REIT status for federal income tax purposes unless the failure was due to reasonable cause and not due to willful neglect.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.  To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders, and the ownership of our stock.  We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.  As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.  To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, United States government securities and qualified REIT real estate assets.  The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.  In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries.  Beginning in 2018 the threshold for this limitation is reduced to 20%.  If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences.  As a result, we may be required to liquidate otherwise attractive investments.

Complying with REIT requirements may force us to borrow to make distributions to our stockholders.  As a REIT, we must distribute at least 90% of our annual taxable income (subject to certain adjustments) to our stockholders.  To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income.  In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the federal tax laws.  From time to time, we may generate taxable income greater than our net income for financial reporting purposes or our taxable income may be greater than our cash flow available for distribution to stockholders.  If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax or the 4% excise tax in a particular year.  These alternatives could increase our costs and reduce our long-term investment capital.

Distributions payable by us do not qualify for the reduced tax rates applicable to “qualified dividends.”  The maximum tax rate applicable to income from non-REIT corporate qualified dividends payable to domestic stockholders that are individuals, trusts or estates is currently 20%.  Distributions of ordinary income payable by REITs, however, generally are not eligible for the reduced rates.  Although this does not adversely affect the taxation of REITs or distributions payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of REIT stocks.

Recognition of excess inclusion income by us could have adverse consequences to our stockholders.  If we were to modify our investment strategy to invest in Real Estate Mortgage Investment Conduit (“REMIC”) residual interests, or if any of our assets were deemed to be taxable mortgage pools for federal income tax purposes, we could recognize “excess inclusion income.”  Any such excess inclusion income would be allocated to stockholders in proportion to dividends paid and would not be eligible to be offset by any losses of the stockholders.  Further, any such income allocated to stockholders that are tax-exempt entities and not “disqualified organizations,” would be fully taxable as unrelated business taxable income under Section 512 of the Code. Any stockholders that are foreign persons would be subject to federal income tax at the maximum tax rate and withholding will be required without reduction or exemption pursuant to any otherwise applicable income tax treaties.  Finally, to the extent that our stock is owned by disqualified organizations (such as certain government-related entities and tax exempt entities that are not subject to tax on unrelated business income), our charter provides that, in order to prevent the imposition of a penalty tax on us, we may redeem or refuse to transfer any of our shares to such disqualified organizations.

An investment in our securities has various federal, state and local income tax risks that could affect the value of an investor’s investment.  We strongly urge investors to consult their own tax advisor concerning the effects of federal, state and local income tax law on an investment in our securities, because of the complex nature of the tax rules applicable to REITs and their stockholders.

We may in the future choose to pay dividends in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive.  In accordance with guidance issued by the Internal Revenue Service, a publicly traded REIT should generally be eligible to treat a distribution of its own stock as fulfilling its REIT distribution requirements if each stockholder is permitted to elect to receive his or her distribution in either cash or stock of the REIT (even where there is a limitation on the percentage of the distribution payable in cash, provided that the limitation is at least 20%), subject to the satisfaction of certain guidelines. If too many stockholders elect to receive cash, each stockholder electing to receive cash generally must receive a portion of his or her distribution in cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. holder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of its stock at the time of the sale.  Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. It is uncertain whether and to what extent we will pay dividends in cash and our stock.

Risk Factors Related to Our Corporate Structure

There are no assurances of our ability to pay dividends in the future.  We intend to continue paying quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed.  This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code.  However, our ability to pay dividends may be adversely affected by the risk factors described in this filing.  All distributions will be made at the discretion of our Board of Directors and will depend upon our earnings, financial condition, maintenance of our REIT status and such other factors as the board may deem relevant from time to time.  There are no assurances of our ability to pay dividends in the future.

Failure to maintain an exemption from the Investment Company Act of 1940 would adversely affect our results of operations.  The Investment Company Act of 1940 (the “40 Act”) exempts from regulation as an investment company any entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. For over 30 years, the staff of the SEC has interpreted the provisions of the 40 Act to require, among other things, a REIT to maintain at least 55% of its assets directly in qualifying real estate interests and at least 80% of its assets in real estate-related assets in order to be exempt from regulation as an investment company.  Critical to our exemption from regulation as an investment company is the long-standing SEC staff interpretation that so-called whole loan mortgage securities, in which an investor holds all issued certificates with respect to an underlying pool of mortgage loans, constitute qualifying real estate interests for purposes of the staff’s 55% qualifying real estate interest requirement.

Conversely, so-called partial pool mortgage securities presently do not qualify for purposes of meeting the 55% requirement, although they are considered by the staff to be real estate-related assets for purposes of meeting the staff’s 80% real estate-related asset requirement.

If the SEC or its staff adopts contrary interpretations of the 40 Act and we and other similar REITs become subject to regulation as investment companies, the industry’s use of leverage would be substantially reduced.  Absent a restructuring of our business operations to avoid such regulation, this could require the sale of most of our investments under potentially adverse market conditions resulting in losses and significantly reduce future net interest margins and earnings.

Pursuant to our charter, our Board of Directors has the ability to limit ownership of our capital stock, to the extent necessary to preserve our REIT qualification.  For the purpose of preserving our REIT qualification, our charter gives the board the ability to repurchase outstanding shares of capital stock from existing stockholders if the directors determine in good faith that the concentration of ownership by such individuals, directly or indirectly, would cause us to fail to qualify as a REIT. Constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed constructively owned by one individual or entity.  As a result, the acquisition of outstanding stock by an individual or entity could cause that individual or entity to own constructively a greater concentration of our outstanding stock than is acceptable for REIT purposes, thereby giving the board the ability to repurchase any excess shares.

Because provisions contained in Maryland law and our charter may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares.  Provisions contained in our charter and Maryland general corporation law can delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares.  For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium over then-prevailing market prices.  These provisions include the following:

•

Repurchase rights – Repurchase rights granted to our board in our charter limit related investors, including, among other things, any voting group, from owning common stock if the concentration owned would jeopardize our REIT status.

•

Classification of preferred stock – Our charter authorizes the board to issue preferred stock and establish the preferences and rights of any class of preferred stock issued.  These actions can be taken without soliciting stockholder approval and could have the effect of delaying or preventing someone from taking control of us.

•

Statutory provisions – We are subject to provisions of Maryland statutory law that restrict business combinations with interested stockholders and restrict voting rights of certain shares acquired in control share acquisitions.  The board has not taken any action to exempt us from these provisions.

•

Other Maryland law elections – A provision of Maryland law allows our board, without stockholder approval, to implement various provisions that may deter stockholder efforts to change the composition of our Board of Directors by, among other things, implementing a staggered board, providing that directors are removable only for cause, requiring that a majority of the outstanding shares request a special meeting of stockholders, and providing directors the exclusive right to fill vacancies on the board. Our board has not taken any action to limit its ability to implement any of these provisions in the future, other than to provide, through an unrelated provision of Maryland law, that imposes a majority requirement for the calling of a special meeting of stockholders.

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

There are risks associated with ownership of our Series E preferred stock.  Risks associated with ownership of our Series E preferred stock include:

•

Redemption rights – The Series E preferred stock is redeemable by us, in whole or in part, at any time on or after May 13, 2018, or pursuant to a Special Optional Redemption Right upon the occurrence of a Change of Control, as both terms are defined in the Series E Articles Supplementary, at a cash redemption price of $25.00 plus all accrued and unpaid dividends to, but not including, the date of redemption, which may be less than the prevailing market price for shares of the Series E preferred stock.

•

Limited conversion rights – Holders of shares of the Series E preferred stock may convert into shares of common stock only upon the occurrence of a Change of Control, and only if we do not exercise our Special Optional Redemption Right.  Even if this were to occur, it may not be economically advantageous to convert based on then-existing conversion ratios and trading levels of the common stock.

•

Subordination – The Series E preferred stock is subordinate to all of our existing and future debt.  None of the provisions relating to the Series E preferred stock limit our ability to incur future debt.  Future debt may include restrictions on our ability to pay dividends on, redeem, or pay the liquidation preference on shares of the Series E preferred stock.

•

Dilution through issuance of additional shares of preferred stock – Our charter currently authorizes the issuance of up to 100 million shares of preferred stock in one or more series. The issuance of additional preferred stock on parity with or senior to the Series E preferred stock would dilute the interests of Series E preferred stockholders, and could affect our ability to pay dividends on, redeem, or pay the liquidation preference on, the Series E preferred stock.  None of the provisions relating to the Series E preferred stock limit our ability to issue additional preferred stock on parity with Series E preferred stock.

•

Limited voting rights – Voting rights as a holder of Series E preferred stock are limited.  Our common stock is currently the only class of stock carrying full voting rights. Voting rights for holders of shares of Series E preferred stock exist primarily with respect to (i) adverse changes in the terms of the Series E preferred stock, (ii) the creation of additional classes or series of preferred stock that are senior to the Series E preferred stock, and (iii) the non-payment of six quarterly Series E dividends (whether or not consecutive).

We may change our policies without stockholder approval.  Our board and management determine all of our policies, including our investment, financing and distribution policies and may amend or revise these policies at any time without a vote of our stockholders.  Policy changes could adversely affect our financial condition, results of operations, the market price of our common and preferred stock or our ability to pay dividends or distributions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Capstead’s headquarters are located in Dallas, Texas in office space leased by the Company.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The New York Stock Exchange trading symbol for Capstead’s common stock is CMO. As of February 15, 2018, the Company had 1,028 common stockholders of record and depository companies held shares of common stock for approximately 28,515 beneficial owners.

The high and low sales prices and dividends declared on Capstead’s common stock were as follows:

	Year ended December 31, 2017			Year ended December 31, 2016
	Sales Prices		Dividends	Sales Prices		Dividends
	High	Low	Declared	High	Low	Declared
First quarter	$10.96	$10.16	$0.21	$9.97	$7.48	$0.26
Second quarter	11.41	10.21	0.21	10.03	9.25	0.23
Third quarter	10.62	9.37	0.19	10.46	9.35	0.23
Fourth quarter	9.89	8.52	0.19	10.58	8.93	0.23

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on Capstead’s common stock, with the yearly percentage change in the cumulative total return on the Russell 2000 Index and the NAREIT Mortgage REIT Index for the five years ended December 31, 2017 assuming the investment of $100 on December 31, 2012 and the reinvestment of dividends.  The stock price and dividend performance reflected in the graph is not necessarily indicative of future performance.

	Year ended December 31
	2012	2013	2014	2015	2016	2017
Capstead Mortgage Corporation	$100.00	$116.45	$131.59	$104.26	$133.88	$123.09
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
NAREIT Mortgage REIT Index	100.00	98.04	115.57	105.31	129.38	154.98

On November 1, 2017, Capstead’s Board of Directors authorized the reinstatement of its previously unused $100 million common stock repurchase program.  The Company repurchased 397,000 shares in the open market during November 2017 at an average repurchase price, after expenses, of $8.71, or approximately 82.4% of the Company’s September 30, 2017 book value per share. The following table details the Company’s repurchase activity during the fourth quarter of 2017:

Fiscal period	Total number of shares repurchased	Average price paid per share	Total number of shares repurchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be repurchased under the plans or programs
October 1 - 31, 2017	–	$–	–	$–
November 1 - 30, 2017	397,000	8.71	397,000	96,548,000
December 1 - 31, 2017	–	–	–	96,548,000
Total	397,000		397,000	$96,548,000

An additional 2.3 million shares were repurchased subsequent to year-end through February 20, 2018 at an average repurchase price, after expenses, of $8.63, or approximately 84.2% of December 31, 2017 book value per share.  Approximately $77 million remains under the repurchase program as of that date. See Item 12 of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding securities authorized for issuance under equity compensation plans which is incorporated herein by reference.  Capstead did not issue any unregistered securities during the past three fiscal years.

ITEM 6.	SELECTED FINANCIAL DATA

This table summarizes selected financial information, including key operating data (in thousands, except percentages, ratios and per share data).  For additional information, refer to the audited consolidated financial statements and notes thereto included under Item 8, “Consolidated Financial Statements and Supplementary Data,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this report.

	As of or for the year ended December 31
	2017	2016	2015	2014	2013
Selected statement of income data:
Interest income on residential mortgage investments (before investment premium amortization)	$361,204	$342,778	$337,179	$328,621	$341,009
Investment premium amortization	(128,769)	(130,084)	(121,190)	(101,872)	(125,872)
Related interest expense	(138,757)	(107,653)	(85,521)	(65,155)	(66,368)
	93,678	105,041	130,468	161,594	148,769
Other interest income (expense) (a)	(6,646)	(7,196)	(8,113)	(8,173)	(8,165)
	87,032	97,845	122,355	153,421	140,604
Other revenue (expense)	(7,443)	(14,972)	(14,030)	(12,601)	(14,117)
Net income	$79,589	$82,873	$108,325	$140,820	$126,487
Net income per diluted common share (b)	$0.65	$0.70	$0.97	$1.33	$0.93
Cash dividends per share of common stock	0.80	0.95	1.14	1.36	1.24
Average number of diluted shares of common stock outstanding	95,843	95,819	95,701	95,629	95,393
Selected balance sheet data:
Residential mortgage investments	$13,454,098	$13,316,282	$14,154,737	$13,908,104	$13,475,874
Total assets	13,733,449	13,576,876	14,446,366	14,386,951	14,013,751
Secured borrowings	12,331,060	12,145,346	12,958,394	12,806,843	12,482,900
Long-term investment capital (“LTIC”):
Unsecured borrowings	98,191	98,090	97,986	97,882	97,783
Preferred stockholders’ equity	250,946	199,059	197,172	183,936	165,756
Common stockholders’ equity	987,930	1,048,628	1,101,152	1,206,835	1,200,027
	$1,337,067	$1,345,777	$1,396,310	$1,488,653	$1,463,566
Book value per common share (unaudited)	$10.25	$10.85	$11.42	$12.52	$12.47
Key operating data: (unaudited)
Portfolio acquisitions (principal amount)	4,103,006	3,086,706	3,761,789	3,191,256	3,187,534
Portfolio runoff (principal amount)	3,897,539	3,844,590	3,421,026	2,801,144	3,483,756
Common stock repurchases	3,460	–	–	–	7,292
Year-end portfolio leverage ratio (c)	9.22:1	9.02:1	9.28:1	8.60:1	8.53:1
Average total financing spreads (d)	0.55%	0.64%	0.81%	1.06%	0.96%
Average financing spreads on residential mortgage investments (d)	0.61	0.72	0.89	1.17	1.07
Average mortgage prepayment rates, (expressed as constant prepayment rates, or CPRs)	23.97	23.20	20.37	17.28	21.45
Return on average LTIC	6.42	6.77	7.91	9.97	8.73
Return on average common equity capital	5.96	6.20	7.86	10.37	7.08

(a)	Consists principally of interest on unsecured borrowings and is presented net of earnings of related statutory trusts prior to dissolution in December 2013.
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
(d)

Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on Capstead’s residential mortgage investments, net of secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings and related swaps held for hedging purposes.  See Item 7 of this report under “Reconciliation of GAAP and non-GAAP Financing Spread Disclosures” for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to its related GAAP financial measure, total financing spreads.

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

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital totaled $1.34 billion at December 31, 2017, consisting of $988 million of common and $251 million of preferred stockholders’ equity together with $98 million of unsecured borrowings maturing in 2035 and 2036.

Long-term investment capital decreased by $9 million during 2017 due to $44 million in declines in net unrealized gains associated with the Company’s residential mortgage investments and interest rate swap agreements held for hedging purposes, $15 million in capital returned to stockholders in the form of dividend distributions in excess of earnings and $3 million in common stock repurchases made in November 2017. These declines were nearly offset by $52 million in preferred equity capital raised through an at-the-market continuous offering program. Book value (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) declined 5.5%, or $0.60 per share to $10.25 per share.  This change in book value, combined with $0.80 per share in common dividends declared, produced an economic return (change in book value per share of common stock plus common stock dividends divided by beginning book value per share) to Capstead common stockholders of 1.84% in 2017.

Capstead’s residential mortgage investments increased $138 million to end the year at $13.45 billion. Secured borrowings increased $186 million to $12.33 billion.  Portfolio leverage (secured borrowings divided by long-term investment capital) increased to 9.22 to one at December 31, 2017 from 9.02 to one at December 31, 2016.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $80 million or $0.65 per diluted common share in 2017. This compares to 2016 earnings of $83 million or $0.70 per diluted common share.  Earnings in 2017 benefited by $20 million as a result of higher cash yields compared to 2016 and $7 million in lower compensation-related accruals between the two periods, while being negatively impacted by higher borrowing costs of $31 million due largely to Federal Reserve actions to increase short-term interest rates.  Cash yields are expected to continue trending higher as coupon interest rates on mortgage loans underlying the currently-resetting portion of the portfolio reset higher based on higher prevailing six- and 12-month interest rate indices.  Investment premium amortization can be expected to have less of an effect on portfolio yields in 2018 given recently higher longer-term interest rates.  Borrowing rates in 2018 will continue increasing to the extent the Federal Reserve continues increasing the Federal Funds Rate.

Common Stock Repurchase Program

On November 1, 2017, Capstead’s Board of Directors authorized the reinstatement of its previously unused $100 million common stock repurchase program.  The Company repurchased 397,000 shares in the open market during November 2017 at an average repurchase price, after expenses, of $8.71, or approximately 82.4% of the Company’s September 30, 2017 book value per share.  An additional 2.3 million shares were repurchased subsequent to year-end through February 20, 2018 at an average repurchase price, after expenses, of $8.63, or approximately 84.2% of December 31, 2017 book value per share.  Approximately $77 million remains under the repurchase program.

Repurchases made pursuant to the program are made in the open market in accordance with and as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors including alternative capital investment opportunities.  In addition, the Company may enter into Rule 10b5-1 plans under which repurchases can be made. The authorization does not obligate the Company to acquire any particular amount of common stock and repurchases under the program and the program itself may be suspended or discontinued at the Company’s discretion without prior notice.

Preferred Equity Capital Issuances

During the year ended December 31, 2017, Capstead issued 2.1 million shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program at an average price of $24.77, net of underwriting fees and other costs, for net proceeds of approximately $52 million.  No shares were issued subsequent to year-end through the date of this filing pursuant to this program.  Additional amounts of preferred capital may be raised in the future under this program or by other means, subject to market conditions, compliance with federal securities laws and tax regulations as well as blackout periods associated with the dissemination of important Company-specific news.

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

The following table illustrates the progression of Capstead’s book value per share of common stock as well as changes in book value expressed as percentages of beginning book value for the indicated periods:

	As of and for the year ended December 31
	2017		2016		2015
Book value per common share, beginning of year	$10.85		$11.42		$12.52
Change in unrealized gains and losses on mortgage securities classified as available-for-sale	(0.63)		(0.51)		(1.02)
Change in unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Secured borrowings	0.17		0.18		0.12
Unsecured borrowings	0.01		0.01		(0.05)
	(0.45)	(4.1)%	(0.32)	(2.8)%	(0.95)	(7.6)%
Capital transactions:
Dividend distributions in excess of earnings	(0.15)		(0.25)		(0.17)
Accretion from common stock repurchases	0.01		–		–
Other (principally related to equity awards)	(0.01)		–		0.02
	(0.15)	(1.4)%	(0.25)	(2.2)%	(0.15)	(1.2)%
Book value per common share, end of year	$10.25		$10.85		$11.42
Change in book value per common share during the indicated year	$(0.60)	(5.5)%	$(0.57)	(5.0)%	$(1.10)	(8.8)%

Residential Mortgage Investments

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the indicated periods (dollars in thousands):

	As of and for the year ended December 31
	2017	2016	2015
Residential mortgage investments, beginning of year	$13,316,282	$14,154,737	$13,908,104
Portfolio acquisitions (principal amount)	4,103,006	3,086,706	3,761,789
Investment premiums on acquisitions*	121,509	98,407	125,262
Portfolio runoff (principal amount)	(3,897,539)	(3,844,590)	(3,421,026)
Investment premium amortization*	(128,769)	(130,084)	(121,190)
Change in net unrealized gains on securities classified as available-for-sale	(60,391)	(48,894)	(98,202)
Residential mortgage investments, end of year	$13,454,098	$13,316,282	$14,154,737
Increase (decrease) in residential mortgage investments	$137,816	$(838,455)	$246,633

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at December 31, 2017 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$3,896,173	3.16%	3.66%	1.69%	2.91%	9.40%	6.4
Freddie Mac Agency Securities	1,542,845	3.25	3.84	1.80	2.48	9.25	7.8
Ginnie Mae Agency Securities	1,455,762	2.55	3.27	1.51	1.07	8.28	6.3
Residential mortgage loans	1,218	4.04	3.89	2.11	1.71	11.17	5.1
(51% of total)	6,895,998	3.05	3.62	1.68	2.43	9.13	6.7
Longer-to-reset ARMs:
Fannie Mae Agency Securities	3,289,926	2.76	3.70	1.59	3.09	7.77	43.5
Freddie Mac Agency Securities	1,800,702	2.73	3.74	1.64	2.68	7.80	40.2
Ginnie Mae Agency Securities	1,419,875	3.02	3.26	1.50	1.01	8.02	46.1
(49% of total)	6,510,503	2.81	3.62	1.58	2.52	7.83	43.2
	$13,406,501	2.93	3.62	1.63	2.47	8.50	24.5
Gross WAC (rate paid by borrowers) (c)		3.53

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At December 31, 2017, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.06.  This table excludes $2 million in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)

Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments.  As such, it is similar to the cash yield on the portfolio which is calculated using amortized cost basis.  Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date.  Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps.  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At year-end, 76% of current-reset ARMs were subject to periodic caps averaging 1.75%; 16% were subject to initial caps averaging 3.55%; 7% were subject to lifetime caps averaging 7.17%; and 1% were not subject to a cap.  All longer-to-reset ARM securities at December 31, 2017 were subject to initial caps.

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

After consideration of any applicable initial fixed-rate periods, at December 31, 2017 approximately 90%, 5% and 3% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively, while approximately 2% reset every five years.  Approximately 84% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at December 31, 2017 approximately 5% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 26 months.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

Secured Borrowings

Capstead has traditionally financed its residential mortgage investments by leveraging its long-term investment capital consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financings.  The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.6 percent and ranged from 3.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at December 31, 2017.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $672 million of capital at risk with its lending counterparties at December 31, 2017.  The Company did not have capital at risk with any single counterparty exceeding 5% of total stockholders’ equity at December 31, 2017.

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

As of December 31, 2017 the Company’s secured borrowings totaled $12.33 billion with 22 counter-parties at average rates of 1.60%, before the effects of currently-paying interest rate swap agreements held as cash flow hedges and 1.46% including the effects of these derivatives.  To help mitigate exposure to rising short-term interest rates, the Company uses pay-fixed, receive-variable interest rate swap agreements with two- and three-year interest payment terms supplemented with longer-maturity secured borrowings, when available at attractive rates and terms.  At year-end the Company held $8.05 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the fourth quarter of 2020 and a weighted average expiration of 12 months.

After consideration of all portfolio financing-related swap positions entered into as of year-end, the Company’s residential mortgage investments and secured borrowings had estimated durations at December 31, 2017 of 11¾ and 8¼ months, respectively, for a net duration gap of approximately 3½ months – see “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-maturity secured borrowings, if available at attractive rates and terms.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2017, Capstead did not have any off-balance sheet arrangements.  The Company’s contractual obligations at December 31, 2017 were as follows (in thousands):

	Payments Due by Period*
	Total	12 Months or Less	13 – 36 Months	37 – 60 Months	>Than 60 Months
Secured borrowings	$12,348,460	$12,347,561	$632	$195	$72
Unsecured borrowings	206,138	5,197	11,290	11,354	178,297
Interest rate swap agreements in loss positions	28,800	2,282	3,562	3,498	19,458
Portfolio acquisitions settling subsequent to year-end	71,000	71,000	-	-	-
Corporate office lease	748	296	452	-	-
	$12,655,146	$12,426,336	$15,936	$15,047	$197,827

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

As of December 31, 2017 the Company’s utilization of its long-term investment capital and its estimated potential liquidity were as follows in comparison with December 31, 2016 (in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Residential mortgage investments	$13,454,098	$12,331,060	$1,123,038	$509,884
Cash collateral receivable from swap counterparties, net (c)			18,734	–
Other assets, net of other liabilities			195,295	103,907
Balances as of December 31, 2017:	$13,454,098	$12,331,060	$1,337,067	$613,791	9.22:1

Balances as of December 31, 2016	$13,316,282	$12,145,346	$1,345,777	$616,898	9.02:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
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

Supplemental Analysis of Quarterly Financing Spreads

Quarterly financing spreads and mortgage prepayment rates were as follows for the indicated periods:

	2017				2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total financing spreads: (a)
Yields on all interest-earning assets	1.90%	1.68%	1.65%	1.67%	1.49%	1.45%	1.53%	1.69%
Borrowing rates on all interest- paying liabilities	1.34	1.22	1.13	0.99	0.94	0.89	0.89	0.87
Total financing spreads	0.56	0.46	0.52	0.68	0.55	0.56	0.64	0.82
Financing spreads on residential mortgage investments, a non- GAAP financial measure:
Cash yields on residential mortgage investments (b)	2.79	2.72	2.66	2.60	2.55	2.52	2.50	2.47
Investment premium amortization (b)	(0.88)	(1.03)	(1.00)	(0.93)	(1.05)	(1.06)	(0.96)	(0.75)
Yields on residential mortgage investments	1.91	1.69	1.66	1.67	1.50	1.46	1.54	1.72
Unhedged secured borrowing rates (c)	1.39	1.33	1.09	0.89	0.79	0.69	0.67	0.65
Hedged secured borrowing rates (c)	1.23	1.10	1.08	0.96	0.95	0.93	0.96	0.93
Secured borrowing rates	1.29	1.17	1.08	0.93	0.89	0.84	0.84	0.82
Financing spreads on residential mortgage investments	0.62	0.52	0.58	0.74	0.61	0.62	0.70	0.90
Constant prepayment rate (“CPR”)	22.50	25.77	24.69	22.93	25.59	25.80	23.19	18.23

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

(c)

Unhedged borrowing rates represent average rates on secured borrowings, before consideration of related currently-paying interest rate swap agreements.  Hedged borrowing rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements held for portfolio hedging purposes adjusted for differences between LIBOR-based variable-rate payments received on these swaps and unhedged borrowing rates, as well as the effects of any recognized hedge ineffectiveness. Average fixed-rate swap payments were 1.19%, 1.08%, 1.02% and 0.89% during the fourth, third, second and first quarters of 2017, respectively.  During 2017 and 2016, fixed-rate swap payments averaged 1.04% and 0.74% while variable-rate payment adjustments averaged 0.05% and 0.20% on average notional amounts outstanding, respectively.

Cash yields continue to benefit from higher coupon interest rates as mortgage loans underlying the Company’s current-reset ARM securities reset to higher rates based on higher prevailing six- and 12-month interest rate indices.  The majority of these loans reset annually based on margins over 12-month LIBOR, which increased 42 basis points in 2017 to 2.11% at December 31, 2017.  Increases in these indices were driven largely by market expectations regarding Federal Reserve interest rate policy.  The Federal Reserve Open Market Committee orchestrated four 25 basis point Federal Funds rate increases between December 2017 and December 2016 and is expected to continue raising rates in 2018. Based on where the underlying indices were at December 31, 2017 and on further increases subsequent to year-end, cash yields are expected to continue trending higher in 2018.

Portfolio yield adjustments for investment premium amortization are primarily driven by mortgage prepayment and investment premium levels.  Mortgage prepayment levels are heavily influenced by the availability of mortgage financing at attractive terms and the overall health of the housing markets, as well as seasonal factors.  After declining in the first quarter of 2017, mortgage prepayment levels returned to elevated levels through the third quarter of 2017 before receding in the fourth quarter of 2017. The 2017 trend was largely attributable to seasonal factors and a flattening of the yield curve as longer-term rates drifted lower throughout much of the year even as shorter-term rates moved higher, improving refinancing opportunities, particularly for borrowers whose loans have recently reset to higher levels. With the end of the summer selling season and a modest rebound in longer-term interest rates, fourth quarter yields benefited from a 12.7% sequential decline in CPRs. Investment premium amortization can be expected to have less of an effect on portfolio yields in 2018 given recently higher longer-term interest rates.

Higher unhedged borrowing rates in 2017 are primarily attributable to higher rates negotiated with lending counterparties after the four 25 basis point Federal Funds Rate increases from December 2016 to December 2017.  Fixed swap rates increased throughout 2016 and in 2017 as older, lower-rate swap agreements expired and new, higher-rate swaps were entered into in order to provide important balance sheet and future financing spread protection, particularly as it pertains to additions to the longer-to-reset portion of the Company’s ARM securities portfolio.  Hedged borrowing rates have benefited from higher short-term LIBOR-based variable-rate swap receipts relative to unhedged borrowing rates. Borrowing rates in 2018 will continue increasing to the extent the Federal Reserve continues to increase the Federal Funds Rate.

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

	2017				2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total financing spreads	0.56%	0.46%	0.52%	0.68%	0.55%	0.56%	0.64%	0.82%
Impact of yields on other interest- earning assets*	0.01	0.01	0.01	-	0.01	0.01	0.01	0.03
Impact of borrowing rates on other interest-paying liabilities*	0.05	0.05	0.05	0.06	0.05	0.05	0.05	0.05
Financing spreads on residential mortgage investments, a non- GAAP financial measure	0.62	0.52	0.58	0.74	0.61	0.62	0.70	0.90

	2017	2016	2015	2014	2013
Total financing spreads	0.55%	0.64%	0.81%	1.06%	0.96%
Impact of yields on other interest-earning assets*	0.01	0.02	0.03	0.05	0.04
Impact of borrowing rates on other interest- paying liabilities*	0.05	0.06	0.05	0.06	0.07
Financing spreads on residential mortgage investments, a non-GAAP financial measure	0.61	0.72	0.89	1.17	1.07

*

Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of unsecured borrowings (at average borrowing rates of 7.76% for 2017) and cash collateral payable to interest rate swap counterparties.

Tax Considerations of Capstead Common and Preferred Stock Dividends

Capstead’s common and preferred dividend distributions are generally characterized as ordinary income or nontaxable return of capital based on the relative amounts of the Company’s earnings and profits (taxable income, after certain adjustments) to total distributions applicable for a given tax year.  Total distributions are determined in accordance with the spillover distribution provisions of IRC 857(b)(9).

Under IRC 857(b)(9), REIT common dividends declared in the fourth quarter of a calendar year with a record date prior to year-end and a payable date in January of the following year will be included in total distributions in the year declared only to the extent of available earnings and profits.  As a result, such fourth quarter common dividends may be pro-rated between tax years or may not be taxable until the following year.  Capstead’s common dividend declared in the fourth quarter of 2017 will be taxed entirely in 2018.  Common dividends declared in the fourth quarters of 2016 and 2015 were taxed entirely in 2017 and 2016, respectively. The common dividend declared in the fourth quarter 2014 was partially taxable in 2015. Characterization of common distributions allocable to 2017, 2016 and 2015 tax years were as follows:

	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Ordinary income	$0.58703	69.9%	$0.72778	74.3%	$0.96944	97.6%
Return of capital	0.25297	30.1	0.25222	25.7	0.02379	2.4
Total	$0.84000	100.0	$0.98000	100.0	$0.99323	100.0

Nondividend distributions characterized as return on capital reduce the tax basis of related shares and are nontaxable to a recipient unless cumulative return of capital distributions received by a recipient exceed tax cost basis, in which case the excess is reportable as capital gain.

While REIT preferred dividends are subject to the same spillover provisions, proration between tax years usually results in 100% of such dividends being included in total distributions in the year declared. All preferred dividends allocable to 2017, 2016 and 2015 were characterized as ordinary income.

If in future years the Company realizes gains on sales of assets, a portion of its dividends may be characterized as long-term capital gains, provided such gains exceed available capital loss carryforwards. At December 31, 2017, the Company has capital loss carryforwards totaling $19.8 million that expire at the end of 2019.  Any such capital gain distributions would be reported as long-term capital gains and would generally be taxed at lower rates than distributions of ordinary income.

See the investor relations section of the Company’s website at www.capstead.com for additional dividend characterization information. Due to the complex nature of applicable tax rules, it is recommended that stockholders consult their tax advisors to ensure proper tax treatment of dividends received.

RESULTS OF OPERATIONS

	Year ended December 31
	2017	2016	2015
Income statement data (in thousands, except per share data)
Interest income on residential mortgage investments (before investment premium amortization)	$361,204	$342,778	$337,179
Investment premium amortization	(128,769)	(130,084)	(121,190)
Related interest expense	(138,757)	(107,653)	(85,521)
	93,678	105,041	130,468
Other interest income (expense)	(6,646)	(7,196)	(8,113)
	87,032	97,845	122,355
Other revenue (expense):
Compensation-related expense	(4,915)	(11,749)	(10,200)
Other general and administrative expense	(4,689)	(4,682)	(4,798)
Miscellaneous other revenue (expense)	2,161	1,459	968
	(7,443)	(14,972)	(14,030)
Net income	$79,589	$82,873	$108,325
Net income per diluted common share	$0.65	$0.70	$0.97
Average diluted shares outstanding	95,843	95,819	95,701

Key operating statistics (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.69%	2.51%	2.42%
Investment premium amortization	(0.96)	(0.95)	(0.87)
Yields on residential mortgage investments	1.73	1.56	1.55
Other interest-earning assets	0.83	0.35	0.13
Total yields	1.73	1.54	1.52
Average borrowing rates:
Secured borrowings:
Unhedged borrowing rates	1.18	0.70	0.43
Hedged borrowing rates	1.09	0.94	0.81
Secured borrowing rates	1.12	0.84	0.66
Unsecured borrowings	7.76	7.99	8.63
Total borrowing rates	1.17	0.90	0.71
Average total financing spreads	0.55	0.64	0.81
Average financing spreads on residential mortgage investments, a non-GAAP financial measure (a)	0.61	0.72	0.89
Average CPR	23.97	23.20	20.37
Average balance information:
Residential mortgage investments (cost basis)	$13,407	$13,658	$13,923
Other interest-earning assets	116	181	265
Secured borrowings	12,389	12,754	13,048
Unsecured borrowings (included in long-term investment capital)	98	98	98
Long-term investment capital (“LTIC”)	1,359	1,384	1,477
Operating costs as a percentage of average LTIC (b)	0.71%	0.97%	1.02%
Return on average LTIC	6.42	6.77	7.91
Return on average common equity capital	5.96	6.20	7.86
(a)

Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on Capstead’s residential mortgage investments, net of secured borrowing rates, adjusted for currently-paying interest rate swap agreements held for hedging purposes.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets, as well as rates paid on all interest-bearing liabilities, principally unsecured borrowings.  See “Reconciliation of GAAP and non-GAAP Financing Spread Disclosures” for a reconciliation of these financial measures and the Company’s rationale for using this non-GAAP financial measure.

(b)	Calculated excluding a $3.0 million 2016 separation of service charge.

2017 Compared to 2016

Capstead’s net income totaled $80 million or $0.65 per diluted common share for the year ended December 31, 2017, compared to $83 million or $0.70 per diluted common share in 2016.  Earnings in 2017 benefited by $20 million as a result of higher cash yields in 2017 compared to 2016 and $7 million in lower compensation-related accruals between the two periods, while being negatively impacted by higher borrowing costs of $31 million due largely to the Federal Reserve actions to increase short-term interest rates.

Interest income on residential mortgage investments was higher by $19.7 million in 2017 compared to 2016.  The increase is attributable to $23.7 million in increases related to higher average yields, net of $4.0 million in decreases related to lower average portfolio balances during 2017.

Interest expense on secured borrowings was higher by $31.1 million in 2017 compared to 2016. The increase is attributable to $34.3 million in increases related to higher average borrowing rates, net of $3.2 million in decreases related to lower average borrowings during 2017.

Total financing spreads were nine basis points lower averaging 0.55% during 2017, compared to 0.64% reported for 2016 as higher secured borrowing rates were only partially offset by higher cash yields and rates on overnight investments.  Financing spreads on residential mortgage investments were 11 basis points lower, averaging 0.61% during 2017, compared to 0.72% reported for 2016 as higher secured borrowing rates were only partially offset by higher cash yields.  Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on residential mortgage investments, net of secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes.  See “Reconciliation of GAAP and non-GAAP Financing Spread Disclosures” for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to total financing spreads.

Yields on residential mortgage investments were 17 basis points higher, averaging 1.73% during 2017, compared to 1.56% reported for 2016. Cash yields were 18 basis points higher, averaging 2.69% during 2017, compared to 2.51% reported for 2016, largely due to ARM loan coupon interest rates resetting higher to more current rates.  Negative yield adjustments for investment premium amortization were one basis point higher, averaging 96 basis points during 2017, compared to 95 basis points reported for 2016, primarily as a result of marginally higher mortgage prepayment levels.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets as well as seasonal factors.

Secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes were 28 basis points higher, averaging 1.12% in 2017, compared to 0.84% reported for 2016.  Unhedged borrowing rates accounted for 67% of the increase with the remainder attributable to higher interest rate swap costs and higher average swap balances.  Market conditions, including 25 basis point increases in the Federal Funds rate in December 2016, March, June and December 2017, contributed to higher borrowing rates.  Average hedged borrowing rates increased 15 basis points as older, lower-rate swaps expired and newer, higher fixed rate swaps were entered into.  Currently-paying swap balances averaged $8.31 billion in 2017, compared to $7.57 billion reported for 2016.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Other interest income (expense) during 2017 benefited from a 48 basis point increase in rates on overnight investments and cash collateral receivable from interest rate swap counterparties, and a 23 basis point decrease in hedged borrowing rates on the Company’s $100 million face amount of outstanding unsecured borrowings.

Capstead sees its internally-managed structure and agency-focused investment strategy as key components to its consistently low operating costs (compensation, general and administrative expenses). Operating costs were lower in 2017 compared to 2016, primarily due to lower short- and long-term incentive compensation costs, which are based in part on relative and absolute economic return performance metrics.  Additionally, operating costs in 2016 include a $3.0 million separation of service charge.

Miscellaneous other revenue (expense) included the one-time $1.9 million alternative minimum tax refund as a result of the December 2017 enactment of the Tax Cuts and Jobs Act.  Included in the prior year were over $1 million in dividends earned on Federal Home Loan Bank (“FHLB”) stock held by the Company in connection with FHLB-sourced secured borrowings. All FHLB secured borrowings were repaid by November 2016.

2016 Compared to 2015

Capstead’s net income totaled $83 million or $0.70 per diluted common share for the year ended December 31, 2016, compared to $108 million or $0.97 per diluted common share in 2015.  Earnings in 2016 were negatively impacted by higher investment premium amortization caused by higher mortgage prepayment levels and higher borrowing costs.  Additionally, 2016 earnings included a $3 million separation of service charge.

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

Operating costs for 2016 included a $3.0 million separation of service charge, which more than offset lower short-term incentive compensation accruals.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are secured borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” illustrates management’s estimate of additional funds potentially available to the Company at December 31, 2017 and the accompanying discussion provides insight into the Company’s perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

On November 1, 2017, Capstead’s Board of Directors authorized the reinstatement of its previously unused $100 million common stock repurchase program. In 2017 the Company repurchased 397,000 shares in the open market for approximately $3 million by year-end.  An additional 2.3 million shares were repurchased through the date of this filing for $20 million, leaving a remaining repurchase program authorization of approximately $77 million.  Future levels of stock repurchases will largely be dependent upon market conditions including alternative investment opportunities.

During 2017, Capstead issued 2.1 million shares of its 7.50% Series E Cumulative Redeemable Preferred Stock through an at-the-market continuous offering program for net proceeds of approximately $52 million.  No shares were issued subsequent to year-end through the date of this filing pursuant to this program.  Additional amounts of preferred and common equity capital may be raised in the future under continuous offering programs or by other means.  Any such capital raising activity will be subject to market conditions such as pricing levels for these securities, capital deployment opportunities or needs, the status of stock repurchase programs, if applicable, as well as compliance with federal securities laws and tax regulations as well as blackout periods associated with the dissemination of earnings and dividend announcements and other important Company-specific news.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Secured borrowings began 2017 at $12.15 billion, averaged $12.39 billion during the year, and ended the year at $12.33 billion, all maturing within 90 days.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses pay-fixed, receive-variable interest rate swap agreements supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  At year-end the Company held $8.05 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the fourth quarter of 2020 and a weighted average expiration of 12 months.  Additionally, the Company entered into swap agreements effectively locking in lower fixed rates of interest during the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

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

To further reduce exposure to higher short-term interest rates, the Company uses interest rate swap agreements that typically require interest payments for two-year terms, as well as longer-maturity secured borrowings, if available at attractive rates and terms.  These transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  After consideration of portfolio financing-related swap positions held to hedge changes in short-term interest rates, at December 31, 2017 the Company’s residential mortgage investments and secured borrowings had estimated durations of 11¾ and 8¼ months, for a net duration gap of approximately 3½ months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings, if available at attractive rates and terms.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivative financial instruments at December 31, 2017 and 2016, subject to the modeling parameters described above.

	Federal Funds Rate	10-Year U.S. Treasury Rate	Down 1.00%	Down 0.50%	Up 0.50%	Up 1.00%
Projected 12-month percentage change in net interest margins: (a)(b)
December 31, 2017	1.25-1.50%	2.41%	3.1%	(2.1)%	(8.2)%	(22.0)%
December 31, 2016	0.50-0.75	2.45	n/a	(9.5)	(0.2)	(5.8)
Projected percentage change in portfolio and related derivative values: (a)
December 31, 2017	1.25-1.50	2.41	0.1	0.1	(0.3)	(0.6)
December 31, 2016	0.50-0.75	2.45	n/a	0.1	(0.3)	(0.5)

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

(b)

The variance in sensitivity in the Down 0.50%, Up 0.50% and Up 1.00% scenarios at December 31, 2017 compared to December 31, 2016 is in large part due to higher forecasted portfolio and leverage coupled with lower forecasted interest rate swap balances. Also affecting the rate sensitivity are more loans underlying the portfolio becoming subject to periodic caps, as well as the effects of lower projected net interest margins in the base scenario. See “Residential Mortgage Investments” for further discussion of the characteristics of the Company’s residential ARM portfolio.

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

•

Fair value and impairment accounting for residential mortgage investments – Nearly all of Capstead’s residential mortgage investments are held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income.  As such, these unrealized gains and losses enter into the calculation of book value per common share, a key financial metric used by investors in evaluating the Company.  Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions and the perceived credit quality of Agency Securities.  Judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity.  See NOTE 8 to the Consolidated Financial Statements for discussion of how Capstead values its residential mortgage investments.

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

The accounting for changes in fair value of each derivative held depends on whether it has been designated as an accounting hedge, as well as the type of hedging relationship identified.  To qualify as a cash flow hedge for accounting purposes, at the inception of the hedge relationship the Company must anticipate and document that the hedge relationship will be highly effective and must monitor ongoing effectiveness on at least a quarterly basis.  As long as the hedge relationship remains effective, changes in fair value of the derivative are recorded in Accumulated other comprehensive income.  The changes in fair value are reclassified from Accumulated comprehensive income to earnings over the term of the derivative primarily in the form of derivative cash flows that are either in excess of or lower than market rates.  Changes in fair value of derivatives not held as accounting hedges, or for which the hedge relationship is deemed to no longer be highly effective and as a result hedge accounting is terminated, are recorded in earnings as a component of Other revenue (expense).

The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of current and anticipated future 30- and 90-day secured borrowings and the 20-year floating-rate periods of unsecured borrowings.  Variable-rate payments to be received on swap agreements and any measured hedge ineffectiveness are recorded in interest expense as an offset to interest owed on related designated borrowings while fixed-rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments.  See “Financial Condition – Residential Mortgage Investments” and NOTE 6 to the Consolidated Financial Statements for additional information regarding the Company’s current use of derivatives and its related risk management policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The information required by this item is included above in Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capstead Mortgage Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capstead Mortgage Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG, LLP

We have served as the Company’s auditor since 1985
Dallas, Texas
February 20, 2018

Consolidated Balance Sheets

(In thousands, except pledged and per share amounts)

	December 31
	2017	2016
Assets
Residential mortgage investments ($12.98 and $12.81 billion pledged at December 31, 2017 and 2016, respectively)	$13,454,098	$13,316,282
Cash collateral receivable from interest rate swap counterparties	42,506	29,660
Interest rate swap agreements at fair value	–	24,709
Cash and cash equivalents	103,907	56,732
Receivables and other assets	132,938	149,493
	$13,733,449	$13,576,876
Liabilities
Secured borrowings	$12,331,060	$12,145,346
Interest rate swap agreements at fair value	23,772	24,417
Unsecured borrowings	98,191	98,090
Common stock dividend payable	18,487	22,634
Accounts payable and accrued expenses	23,063	38,702
	12,494,573	12,329,189
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized: 7.50% Cumulative Redeemable Preferred Stock, Series E, 10,329 and 8,234 shares issued and outstanding ($258,226 and $205,849 aggregate liquidation preferences) at December 31, 2017 and 2016, respectively	250,946	199,059
Common stock - $0.01 par value; 250,000 shares authorized: 95,698 and 95,989 shares issued and outstanding at December 31, 2017 and 2016, respectively	957	960
Paid-in capital	1,271,425	1,288,346
Accumulated deficit	(346,570)	(346,464)
Accumulated other comprehensive income	62,118	105,786
	1,238,876	1,247,687
	$13,733,449	$13,576,876

See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year ended December 31
	2017	2016	2015
Interest income
Residential mortgage investments	$232,435	$212,694	$215,989
Other	964	637	341
	233,399	213,331	216,330
Interest expense
Secured borrowings	(138,757)	(107,653)	(85,521)
Unsecured borrowings	(7,610)	(7,833)	(8,454)
	(146,367)	(115,486)	(93,975)
	87,032	97,845	122,355
Other revenue (expense)
Compensation-related expense	(4,915)	(11,749)	(10,200)
Other general and administrative expense	(4,689)	(4,682)	(4,798)
Miscellaneous other revenue (expense)	2,161	1,459	968
	(7,443)	(14,972)	(14,030)
Net income	$79,589	$82,873	$108,325
Net income available to common stockholders
Net income	$79,589	$82,873	$108,325
Less preferred stock dividends	(17,442)	(15,372)	(15,160)
	$62,147	$67,501	$93,165

Basic and diluted net income per common share	$0.65	$0.70	$0.97

See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year ended December 31
	2017	2016	2015
Net income	$79,589	$82,873	$108,325
Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	(60,391)	(48,894)	(98,202)
Amounts related to cash flow hedges:
Change in net unrealized gains (losses)	21,426	(1,370)	(21,675)
Reclassification adjustment for amounts included in net income	(4,808)	19,955	28,550
	(43,773)	(30,309)	(91,327)
Comprehensive income	$35,816	$52,564	$16,998

See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2014	$183,936	$958	$1,325,340	$(346,885)	$227,422	$1,390,771
Net income	–	–	–	108,325	–	108,325
Change in unrealized gain on mortgage securities, net	–	–	–	–	(98,202)	(98,202)
Amounts related to cash flow hedges, net	–	–	–	–	6,875	6,875
Cash dividends:
Common – $1.14 per share	–	–	(16,473)	(92,744)	–	(109,217)
Preferred	–	–	—	(15,160)	–	(15,160)
Issuance of Series E preferred stock	13,236	–	–	–	–	13,236
Other additions to capital	–	–	1,696	–	–	1,696
Balance at December 31, 2015	197,172	958	1,310,563	(346,464)	136,095	1,298,324
Net income	–	–	–	82,873	–	82,873
Change in unrealized gain on mortgage securities, net	–	–	–	–	(48,894)	(48,894)
Amounts related to cash flow hedges, net	–	–	–	–	18,585	18,585
Cash dividends:
Common – $0.95 per share	–	–	(23,592)	(67,501)	–	(91,093)
Preferred	–	–	–	(15,372)	–	(15,372)
Issuance of Series E preferred stock	1,887	–	–	–	–	1,887
Other additions to capital	–	2	1,375	–	–	1,377
Balance at December 31, 2016	199,059	960	1,288,346	(346,464)	105,786	1,247,687
Cumulative effect adjustment - adoption of ASU 2017-12	–	–	–	(105)	105	–
Net income	–	–	–	79,589	–	79,589
Change in unrealized gain on mortgage securities, net	–	–	–	–	(60,391)	(60,391)
Amounts related to cash flow hedges, net	–	–	–	–	16,618	16,618
Cash dividends:
Common – $0.80 per share	–	–	(14,584)	(62,148)	–	(76,732)
Preferred	–	–	–	(17,442)	–	(17,442)
Issuance of Series E preferred stock	51,887	–	–	–	–	51,887
Common stock repurchases		(4)	(3,456)			(3,460)
Other additions to capital	–	1	1,119	–	–	1,120
Balance at December 31, 2017	$250,946	$957	$1,271,425	$(346,570)	$62,118	$1,238,876

See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31
	2017	2016	2015
Operating activities:
Net income	$79,589	$82,873	$108,325
Noncash items:
Amortization of investment premiums	128,769	130,084	121,190
Amortization of equity-based awards	1,404	1,440	2,132
Other depreciation and amortization	111	124	109
Change in measureable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	36	(47)	(162)
Net change in receivables, other assets, accounts payable and accrued expenses	2,167	646	12,651
Net cash provided by operating activities	212,076	215,120	244,245
Investing activities:
Purchases of residential mortgage investments	(4,224,515)	(3,185,113)	(3,887,051)
Interest receivable acquired with the purchase of residential mortgage investments	(6,739)	(4,361)	(5,494)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	3,914,865	3,817,351	3,419,867
Redemptions (purchases) of lending counterparty investments	–	60,000	(60,002)
Net cash (used in) provided by investing activities	(316,389)	687,877	(532,680)
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	177,916,331	127,822,442	111,006,967
Principal payments on repurchase arrangements and similar borrowings	(177,730,614)	(125,760,487)	(113,730,416)
Proceeds from other secured borrowings	–	1,175,000	5,425,000
Principal payments on other secured borrowings	–	(4,050,000)	(2,550,000)
(Increase) decrease in cash collateral receivable from interest rate swap counterparties	(12,846)	20,533	2,946
Net proceeds from interest rate swap settlements	27,793	–	–
Proceeds from issuance of preferred shares	52,051	1,898	13,266
Common stock repurchases	(3,460)	–	–
Other capital stock transactions	(261)	(57)	(429)
Dividends paid	(97,506)	(109,779)	(132,240)
Net cash provided by (used in) financing activities	151,488	(900,450)	35,094
Net change in cash and cash equivalents	47,175	2,547	(253,341)
Cash and cash equivalents at beginning of year	56,732	54,185	307,526
Cash and cash equivalents at end of year	$103,907	$56,732	$54,185

See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

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

Reclassification

Included in Compensation-related expense for the year ended December 31, 2016 is $3.0 million in expense previously classified separately as a separation of service charge.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) with the objective of improving the financial reporting of hedging relationships by, among other things, eliminating the requirement to separately measure and record hedge ineffectiveness. ASU 2017-12 is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted using a modified retrospective method effective as of the beginning of the fiscal year. The Company elected to early-adopt ASU 2017-12 in 2017 and, as a result, $105,000 of ineffectiveness income recognized prior to 2017 for these swaps was reclassified to Accumulated deficit from Accumulated other comprehensive income effective January 1, 2017.

Use of Estimates

Fair values of nearly all financial instruments held by the Company are estimated based on a market approach using available market information and appropriate valuation methodologies (Level Two Inputs); however, judgment is required in interpreting market data to develop these estimates.  Fair values fluctuate on a daily basis and are influenced by changes in, and market expectations for changes in, interest rates, market liquidity conditions and levels of mortgage prepayments, as well as other factors.  Accordingly, estimates of fair value are as of the balance sheet dates and are not necessarily indicative of the amounts that could be realized in a current market exchange.  The use of different market assumptions and estimation methodologies may have a material effect on estimated fair values.  Judgment is also exercised in making impairment conclusions and estimating impairment charges.

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

From August 2015 through January 2016 Capstead received advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati through a wholly-owned captive insurance subsidiary.  In response to a regulator-induced moratorium, all such advances were repaid by November 2016.  These advances were secured by Agency Securities, and together with repurchase arrangements and similar borrowings, were classified as Secured borrowings in the accompanying Consolidated Financial Statements during the indicated period.

Derivative Financial Instruments (“Derivatives”)

Derivatives used by Capstead for risk management purposes are carried at fair value as assets or liabilities.  The accounting for changes in fair value of Derivatives held depends on whether it has been designated as a hedge for accounting purposes, as well as the type of hedging relationship identified.  Capstead will typically designate any Derivatives held as cash flow hedges related to a designated portion of its current and anticipated future borrowings.  To qualify as a cash flow hedge, at the inception of the hedge relationship the Company must document that the hedge relationship is anticipated to be highly effective and monitor ongoing effectiveness on at least a quarterly basis.  As long as the hedge relationship remains effective, the change in fair value of the Derivatives are recorded in Accumulated other comprehensive income.  The change in fair value is reclassified from Accumulated other comprehensive income to earnings over the term of the Derivatives primarily in the form of Derivatives cash flows that are either in excess of or lower than market rates.  Changes in fair value of Derivatives not held as accounting hedges, if any, or for which the hedge relationship is no longer considered highly effective, are recorded in Miscellaneous other revenue (expense).

The Company uses interest rate swap agreements in cash flow hedge relationships in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of its current and anticipated future borrowings.  Variable-rate swap payments to be received is recorded in Interest expense as an offset to interest owed on the hedged borrowings that reset to market rates generally every 30 to 90 days.  Fixed-rate swap payments to be made are also recorded in Interest expense.  The combination of these cash flows results in a relatively fixed rate on these borrowings, subject to certain adjustments.  These adjustments include changes in spreads between variable rates on the swap agreements and actual borrowing rates as well as the effects of measured hedge ineffectiveness.

Derivatives create exposure to credit risk related to the potential for failure on the part of counterparties to honor their commitments.  In addition, the Company is required to post collateral based on any declines in the market value of the Derivatives.  In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the Derivatives.  To mitigate this risk, the Company uses only well-established commercial banks as counterparties and, pursuant to regulatory changes implemented in 2013, most Derivatives held at December 31, 2017 were entered into through Derivative exchanges established in part to mitigate credit risk.

Cash collateral receivable from interest rate swap counterparties, when present, represents cash remitted to swap counterparties to meet initial and ongoing margin requirements that are based on the fair value of these Derivatives, including related interest receivable or payable under the terms of the agreements.  The Company may also remit mortgage securities to certain of its swap counterparties to meet ongoing margin requirements.  Such mortgage securities, if any, are included in Residential mortgage investments.  Similarly, Cash collateral payable to interest rate swap counterparties, when present, represents cash received from counterparties to meet margin call requirements.  For presentation purposes, the Company does not offset individual counterparty collateral receivables (or payables) with the recorded fair value of related interest rate swap agreements pursuant to master netting arrangements.  In addition, gross unrealized gains on Derivatives (recorded as assets) are stated separately from gross unrealized losses

(recorded as liabilities) without regard to counterparty.  Beginning in 2017, certain cash margins are presented on a net basis against the fair value of related Derivatives pursuant to rule changes by swap counterparty exchanges regarding the legal characteristics of such cash margins.  The rule changes did not affect the Company’s financial position.

Long-term Incentive Compensation

Capstead provides its employees and its directors with long-term incentive compensation in the form of equity-based awards.  Equity-based compensation costs are initially measured at the estimated fair value of the awards on the grant date developed using appropriate valuation methodologies.  Valuation methodologies used and subsequent expense recognition is dependent upon each award’s service and performance conditions, the latter also referred to as performance metrics. Capstead has elected not to estimate future award forfeitures when valuing equity-based awards and will adjust compensation costs as actual forfeitures occur.

Compensation costs for stock awards subject only to service conditions are measured at the closing stock price on the dates of grant and are recognized as expense on a straight-line basis over the requisite service periods for the awards, as adjusted for any forfeitures.  Compensation costs for components of stock awards and restricted stock units subject to nonmarket-based performance metrics (i.e. metrics not predicated on changes in the Company’s stock price), are measured at the closing stock price on the dates of grant, adjusted for the probability of achieving benchmarks included in the performance metrics.  These initial cost estimates are recognized as expense over the requisite performance periods, adjusted for performance.  Compensation costs for components of restricted stock units subject to market-based performance metrics are measured at the dates of grant using Monte Carlo simulations which incorporate into the valuations the inherent uncertainty regarding achieving the market-based performance metrics.  These initial valuation amounts are recognized as expense over the requisite performance periods, subject only to adjustments for actual forfeitures.

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

	Year ended December 31
	2017	2016	2015
Basic net income per common share
Numerator for basic net income per common share:
Net income	$79,589	$82,873	$108,325
Preferred stock dividends	(17,442)	(15,372)	(15,160)
Earnings participation of unvested equity awards	(150)	(140)	(123)
	$61,997	$67,361	$93,042
Denominator for basic net income per common share:
Average number of shares of common stock outstanding	96,023	95,957	95,817
Average unvested stock awards outstanding	(305)	(301)	(308)
	95,718	95,656	95,509

	$0.65	$0.70	$0.97
Diluted net income per common share
Numerator for diluted net income per common share:
Numerator for basic net income per common share	$61,997	$67,361	$93,042
Denominator for diluted net income per common share:
Denominator for basic net income per common share	95,718	95,656	95,509
Net effect of dilutive equity awards	125	163	192
	95,843	95,819	95,701

	$0.65	$0.70	$0.97

NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics were as follows as of the indicated dates (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
December 31, 2017
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$265	$1	$266	$266	6.51%	6.31%
ARMs	10,216,099	313,547	10,529,646	10,578,364	2.97	1.78
Ginnie Mae ARMs	2,791,340	84,297	2,875,637	2,872,163	2.78	1.54
	13,007,704	397,845	13,405,549	13,450,793	2.93	1.73
Residential mortgage loans:
Fixed-rate	645	1	646	646	6.74	4.48
ARMs	1,211	7	1,218	1,218	4.04	3.20
	1,856	8	1,864	1,864	4.98	3.59
Collateral for structured financings	1,418	23	1,441	1,441	7.94	7.81
	$13,010,978	$397,876	$13,408,854	$13,454,098	2.93	1.73
December 31, 2016
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$385	$1	$386	$386	6.65%	6.07%
ARMs	10,057,761	314,799	10,372,560	10,483,367	2.74	1.64
Ginnie Mae ARMs	2,743,160	90,300	2,833,460	2,828,288	2.51	1.29
	12,801,306	405,100	13,206,406	13,312,041	2.69	1.56
Residential mortgage loans:
Fixed-rate	735	1	736	736	6.72	3.87
ARMs	1,839	9	1,848	1,848	3.80	3.00
	2,574	10	2,584	2,584	4.63	3.24
Collateral for structured financings	1,630	27	1,657	1,657	7.98	7.78
	$12,805,510	$405,137	$13,210,647	$13,316,282	2.69	1.56

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of December 31, 2017, the average months to roll for the Company’s $6.90 billion (amortized cost basis) in current-reset ARM investments was 6.7 months while the average months to roll for the Company’s $6.51 billion (amortized cost basis) in longer-to-reset ARM investments was 43.2 months.

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

In August 2015 the Company began supplementing its borrowings under repurchase arrangements with advances from the “FHLB” of Cincinnati (collectively referred to as “counterparties” or “lending counterparties”).  In January 2016 the FHLB system regulator finalized rules originally proposed in 2014 that generally preclude captive insurers from remaining members beyond February 19, 2017 with transition rules requiring outstanding advances to be repaid upon maturity or by that date.  In response to this action, the Company repaid all outstanding FHLB advances by November 2016 and all of the FHLB stock held by the Company in connection with advance activity was redeemed by December 31, 2016.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
December 31, 2017
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$12,943,193	$30,646	$12,296,546	1.60%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	35,568	75	33,073	1.53
Similar borrowings:
Collateral for structured financings	1,441	–	1,441	7.94
	$12,980,202	$30,721	$12,331,060	1.60
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				1.46

December 31, 2016
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$12,643,359	$27,889	$11,991,532	0.96%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	162,551	351	152,157	0.93
Similar borrowings:
Collateral for structured financings	1,657	–	1,657	7.98
	$12,807,567	$28,240	$12,145,346	0.96
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				1.04

Average secured borrowings outstanding differed from respective year-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Year ended December 31
	2017		2016
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the cash flow effects of related Derivatives held as cash flow hedges for the indicated years	$12,388,557	1.12%	$12,754,022	0.84%

Interest paid on Secured borrowings, including related Derivative cash flows, totaled $136.1 million, $110.8 million and $79.1 million during 2017, 2016 and 2015, respectively.

NOTE 6 — USE OF DERIVATIVES, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

Capstead attempts to mitigate exposure to higher interest rates by entering into one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements.  These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day secured borrowings.  This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the designated borrowings, leaving the fixed-rate swap payments as the Company’s effective borrowing rate, subject to certain adjustments.  These adjustments include differences between variable-rate payments received on the swap agreements and related unhedged borrowing rates as well as the effects of any measured hedge ineffectiveness.  Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that occur in response to changes in market interest rates.

During 2017 Capstead entered into swap agreements with notional amounts totaling $3.70 billion requiring fixed-rate interest payments averaging 1.64% for two- and three-year periods commencing on various dates between January 2017 and January 2018.  Also during 2017, $3.80 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.75% matured.  At December 31, 2017, the Company’s portfolio financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Swap Notional Amounts	Average Fixed Rates
First quarter 2018	$1,700,000	0.76%
Second quarter 2018	600,000	0.79
Third quarter 2018	400,000	0.88
Fourth quarter 2018	800,000	1.15
First quarter 2019	950,000	1.58
Second quarter 2019	1,650,000	1.33
Third quarter 2019	550,000	1.40
Fourth quarter 2019	700,000	1.72
First quarter 2020	300,000	1.82
Third quarter 2020	200,000	1.64
Fourth quarter 2020	200,000	2.04
	$8,050,000

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

In accordance with recent legal interpretations, exchange-traded swap agreements are now deemed to be settled daily. As a result, beginning in 2017, the fair value of exchange-traded swap agreements held as cash flow hedges of Secured borrowings is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a significantly reduced fair value amount representing the unsettled fair value of these Derivatives. Non-exchange traded swap agreements held as cash flow hedges of Unsecured borrowings were not affected by these legal interpretations and continue to be reported at fair value calculated excluding accrued interest. At December 31, 2017, Cash collateral receivable from interest rate swap counterparties includes initial margin for all swap agreements and variation margin for non-exchange traded swap agreements. Accrued interest for non-exchange traded swap agreements is included in Accounts payable and accrued expenses. This change in presentation has had no further impact on the Company’s accounting for derivatives.

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	December 31
	Location	2017	2016
Balance sheet-related
Swap agreements in a gain position (an asset) related to
Secured borrowings	(a)	$–	$24,709
Swap agreements in a loss position (a liability) related to:
Secured borrowings	(a)	–	(222)
Unsecured borrowings	(a)	(23,772)	(24,195)
Related net interest payable	(b)	(484)	(11,989)
		$(24,256)	$(11,697)

(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.  The amount of unrealized gains, net of unrealized losses, scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of current market rates in excess of fixed-rate swap payments totaled $22.4 million at December 31, 2017.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Year ended December 31
	Net Income	2017	2016	2015
Income statement-related
Components of Secured borrowings-related effects on interest expense:
Amount of gain (loss) reclassified from Accumulated other comprehensive income		$7,686	$(17,180)	$(28,266)
Amount of (loss) recognized in income		(360)	(1,236)	(924)
	(a)	7,326	(18,416)	(29,190)
Component of Unsecured borrowings-related effects on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income	(b)	(2,878)	(2,775)	(284)
Decrease (increase) in interest expense and increase (decrease) in Net income as a result of the use of Derivatives		$4,448	$(21,191)	$(29,474)

Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income		$21,531	$(1,370)	$(21,675)

(a)	Included in “Interest expense: Secured borrowings” on the face of the Statements of Income.
(b)	Included in “Interest expense: Unsecured borrowings” on the face of the Statements of Income.

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

Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (b)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets (a)	Sheet (a)	Sheet	Instruments	Received	Amount
December 31, 2017
Counterparty 4	$30,676	$(30,676)	$–	$–	$–	$–
December 31, 2016
Counterparty 4	$18,100	$6,609	$24,709	$(11,681)	$–	$13,028

(a)

Included in gross amounts of recognized assets at December 31, 2017 is the fair value of exchange-traded swap agreements, calculated including accrued interest. Included in gross amounts offset in the balance sheet are variation margin amounts associated with these swaps at December 31, 2017.

(b)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities(a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
December 31, 2017
Derivatives by counterparty:
Counterparty 1	$24,256	$–	$24,256	$–	$(24,256)	$–
Counterparty 4	3,701	(3,701)	–	–	–	–
	27,957	(3,701)	24,256	–	(24,256)	–
Borrowings under repurchase arrangements (d)	12,337,299	–	12,337,299	(12,337,299)	–	–
	$12,365,256	$(3,701)	$12,361,555	$(12,337,299)	$(24,256)	$–
December 31, 2016
Derivatives by counterparty:
Counterparty 1	$24,725	$–	$24,725	$–	$(24,725)	$–
Counterparty 4	5,072	6,609	11,681	(11,681)	–	–
	29,797	6,609	36,406	(11,681)	(24,725)	–
Borrowings under repurchase arrangements	12,151,122	–	12,151,122	(12,151,122)	–	–
	$12,180,919	$6,609	$12,187,528	$(12,162,803)	$(24,725)	$–

(a)

Included in gross amounts of recognized liabilities at December 31, 2017 is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange-traded swap agreements (Counterparty 4), calculated including accrued interest. Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swap agreements at December 31, 2017.

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

(d)	Amounts include accrued interest payable of $7.7 million and $7.4 million on borrowings under repurchases arrangements as of December 31, 2017 and December 31, 2016, respectively.

Changes in Accumulated other comprehensive income by component for the three years ended December 31, 2017 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2014	$(25,309)	$252,731	$227,422
Activity for the year ended December 31, 2015:
Other comprehensive income (loss) before reclassifications	(21,675)	(98,202)	(119,877)
Amounts reclassified from accumulated other comprehensive income	28,550	–	28,550
Other comprehensive income (loss)	6,875	(98,202)	(91,327)
Balance at December 31, 2015	(18,434)	154,529	136,095
Activity for the year ended December 31, 2016:
Other comprehensive income (loss) before reclassifications	(1,370)	(48,894)	(50,264)
Amounts reclassified from accumulated other comprehensive income	19,955	–	19,955
Other comprehensive income (loss)	18,585	(48,894)	(30,309)
Balance at December 31, 2016	151	105,635	105,786
Activity for the year ended December 31, 2017:
Other comprehensive income (loss) before reclassifications	21,426	(60,391)	(38,965)
Amounts reclassified from accumulated other comprehensive income	(4,808)	–	(4,808)
Cumulative effect adjustment	105	–	105
Other comprehensive income (loss)	16,723	(60,391)	(43,668)
Balance at December 31, 2017	$16,874	$45,244	$62,118

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

	December 31, 2017		December 31, 2016
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,315	7.90%	$34,276	7.91%
December 2035 ($40,000 face amount)	39,320	7.66	39,282	7.67
September 2036 ($25,000 face amount)	24,556	7.70	24,532	7.71
	$98,191	7.75	$98,090	7.77

The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option.  Interest paid on Unsecured borrowings, including related Derivative cash flows, totaled $7.5 million, $7.5 million and $8.4 million during 2017, 2016 and 2015, respectively.

NOTE 8 — DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Residential mortgage investments, nearly all of which are mortgage securities classified as available-for-sale, are measured at fair value on a recurring basis.  In determining fair value estimates the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for secured borrowings, provided such pricing levels are considered indicative of actual market clearing transactions.  In determining fair value estimates for Secured borrowings with initial terms of greater than 120 days, the Company considers pricing levels indicated by lenders for entering into new transactions using similar pledged collateral with terms equal to the remaining terms of the these borrowings.  The Company bases fair value for Unsecured borrowings on discounted cash flows using Company estimates for market yields.  Excluded from these disclosures are financial instruments for which cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, which are valued using primarily Level 1 measurements, including Cash and cash equivalents, Cash collateral receivable from, or payable to, interest rate swap counterparties, receivables, payables and secured borrowings with initial terms of 120 days or less.  See NOTE 6 for information relative to the valuation of interest rate swap agreements.

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$1,864	$1,900	$2,584	$2,600
Lending counterparty investments	5,002	5,002	5,002	5,002
Portfolio-related interest rate swap agreements	–	–	24,709	24,709
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	33,073	33,100	139,101	139,100
Unsecured borrowings	98,191	74,100	98,090	68,800
Interest rate swap agreements:
Portfolio-related	–	–	222	222
Unsecured borrowings-related	23,772	23,772	24,195	24,195

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
December 31, 2017
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,529,646	$85,740	$37,022	$10,578,364
Ginnie Mae	2,875,637	8,958	12,432	2,872,163
Residential mortgage securities classified as held-to-maturity	1,706	17	–	1,723
December 31, 2016
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,372,566	$134,797	$23,990	$10,483,373
Ginnie Mae	2,833,460	10,141	15,313	2,828,288
Residential mortgage securities classified as held-to-maturity	2,037	24	–	2,061

	December 31, 2017		December 31, 2016
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$2,552,668	$26,701	$1,050,221	$8,418
Less than one year	4,665,883	22,752	4,418,674	30,885
	$7,218,551	$49,453	$5,468,895	$39,303

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

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments were considered other-than-temporarily impaired at December 31, 2017.

NOTE 9 — INCOME TAXES

Capstead REIT and a subsidiary for which the Company has elected taxable REIT subsidiary status file separate tax returns in U.S. federal and state jurisdictions, where applicable.  Provided Capstead REIT remains qualified as a REIT and all its taxable income is distributed to stockholders within allowable time limits, no income taxes are due on this income.  Accordingly, no provision has been made for income taxes for Capstead REIT.  Taxable income, if any, of the Company’s taxable REIT subsidiary, which is largely dormant, is fully taxable and provision is made for any resulting income taxes.  The Company is no longer subject to examination and the related assessment of tax by federal, state, or local tax authorities for years before 2014.

On December 22, 2017 the Tax Cuts and Jobs Act (“Tax Act”) was enacted.  Among the significant changes to the Internal Revenue Code, the Tax Act reduces the maximum federal corporate tax rate from 35% to 21% for the tax years after 2017.  Accordingly, Capstead’s taxable REIT subsidiary has adjusted the balance of its net deferred tax assets and the corresponding valuation allowance.

For tax years after 2017, the Tax Act repealed the corporate Alternative Minimum Tax (“AMT”).  AMT credit carryforwards became fully utilizable without limitation or, in the absence of regular tax liability, fully refundable over the next four years.  Accordingly, in 2017 the Company recognized a tax benefit of $1.9 million as the estimated refund of AMT under the Tax Act in Miscellaneous other revenue (expense) on the Company’s Consolidated Statement of Income and recorded a long-term receivable in Receivables and other assets on the Company’s Consolidated Balance Sheet.

The impact of the Tax Act may differ from the above estimate due to, among other things, changes in interpretations of the Tax Act or regulatory guidance that may be issued. The Securities and Exchange Commission (“SEC”) has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts and additional impacts from the enactment of the Tax Act will be recorded in future periods as they are identified.

The Company’s effective tax rate differs substantially from statutory federal income tax rates primarily due to the benefit of Capstead REIT’s status as a REIT, along with other items affecting the Company’s effective tax rate as illustrated below for the indicated periods (in thousands):

	Year ended December 31
	2017	2016	2015
Income taxes computed at the federal statutory rate	$27,856	$29,005	$37,914
Benefit of REIT status	(27,854)	(29,003)	(37,913)
Income taxes computed on income of Capstead’s sole taxable REIT subsidiary	2	2	1
Alternative minimum tax credit refund receivable	(1,941)	-	-
Change in deferred asset balance due to change in corporate tax rate	29	-	-
Other change in net deferred income tax assets	(31)	(2)	(1)
Income tax (benefit) provision recorded in miscellaneous other revenue (expense)	$(1,941)	$–	$–

No income taxes were paid during 2017, 2016 or 2015.  At December 31, 2017 Capstead REIT had $19.8 million in net capital loss carryforwards that expire at the end of 2019.  Significant components of the Company’s taxable REIT subsidiary’s deferred income tax assets and liabilities were as follows as of the indicated dates (in thousands):

	December 31
	2017	2016
Deferred income tax assets:
Alternative minimum tax credit	$-	$1,941
Net operating loss carryforwards (a)	32	55
Other	11	20
	43	2,016
Deferred income tax liabilities	–	–
Net deferred tax assets	$43	$2,016
Valuation allowance (b)	$43	$2,016

(a)

Excludes $3.5 million in remaining net operating loss carryforwards which expire beginning after 2019.  Should these carryforwards be utilized, they will be excluded for purposes of calculating the Company’s provision for income taxes.  Any such utilization will, however, reduce actual taxes payable.

(b)	Because this subsidiary is not expected to earn significant amounts of taxable income, related net deferred tax assets are fully reserved at December 31, 2017.

NOTE 10 — STOCKHOLDERS’ EQUITY

On November 1, 2017, Capstead’s Board of Directors authorized the reinstatement of its previously unused $100 million common stock repurchase program. In 2017 the Company repurchased 397,000 shares in the open market for approximately $3.5 million (an average repurchase price, after expenses, of $8.71).  An additional 2.3 million shares were repurchased subsequent to year-end through the date of this filing for $20.1 million (an average repurchase price, after expenses, of $8.63), leaving a remaining repurchase program authorization of approximately $77 million.  Repurchases made pursuant to the program are made in the open market in accordance with and as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any future repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors including alternative capital investment opportunities.  In addition, the Company may enter into Rule 10b5-1 plans under which repurchases can be made. The authorization does not obligate the Company to acquire any particular amount of common stock and repurchases under the program and the program itself may be suspended or discontinued at the Company’s discretion without prior notice.

During 2017, 2016 and 2015, additions to common equity capital related to equity-based awards to directors and employees totaled $1.1 million, $1.4 million and $1.7 million, respectively.  See NOTE 11 for further information pertaining to long-term equity-based awards.

In 2013 Capstead completed a public offering of 6.8 million shares ($170.0 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference of $25.00 per share.  Shares of the Series E preferred stock are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends.

Capstead began issuing additional shares of Series E preferred stock through an at-the-market continuous offering program.  Shares of Series E preferred stock issued under this program, issue prices and proceeds, both presented net of underwriting fees and other costs, were as follows for the indicated periods:

Year Ended December 31,	Shares	Net Issue Price	Net Proceeds
2017	2,095,000	$24.77	$51,887,000
2016	78,000	24.23	1,887,000
2015	538,000	24.61	13,236,000

NOTE 11 — COMPENSATION PROGRAMS

Capstead’s annual and long-term incentive compensation programs for key executives are largely nondiscretionary, formulaic and target-based, utilizing multiple pre-established performance goals (referred to as “metrics”) and defined threshold, target and maximum award amounts determined by reference to established percentages of base salaries. Metrics used include (a) relative and absolute economic return (change in book value per share of common stock plus common stock dividends divided by beginning book value per share), (b) relative operating cost efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), (c) relative total stockholder return (change in stock price plus reinvested dividends, and (d) attainment of individual goals and objectives.  Each performance metric is assigned a weighting and performance relative to each metric is calculated separately. No awards can be earned for performance below defined threshold return levels and awards are capped for performance above defined maximum return levels. Awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At December 31, 2017, this plan had 3,684,662 shares of common stock remaining available for future issuances.

Short-Term Incentive Compensation Programs

Under the provisions of Capstead’s annual incentive compensation program, participating executives have overall target award opportunities ranging from 75% to 125% of base salary. Recognized in Compensation-related expense during 2017 and included in Accounts payable and accrued expenses at December 31, 2017 are 2017 annual incentive compensation accruals for participating executives, together with discretionary accruals for all other employees, totaling $894,000.  An adjustment to the annual incentive compensation accrual related to finalizing 2016 program results reduced 2017 Compensation-related expense by $938,000. Amounts totaling $3.6 million and $3.4 million were recognized in Compensation-related expense related to annual incentive compensation for all employees during 2016 and 2015, respectively.

The Committee administers an additional performance-based short-term incentive compensation program for key executives that provides for quarterly cash payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting shares of common stock (“Dividend Equivalent Rights” or “DERs”).  DERs only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  Included in Accounts payable and accrued expenses are fourth quarter 2017 DERs distribution amounts totaling $114,000 that were paid in January 2018 and recognized in Compensation-related expense are $434,000, $621,000 and $746,000 related to the DERs program during 2017, 2016 and 2015, respectively.

Long-term Equity-based Awards – Performance-based Restricted Stock Units (“RSUs”)

Capstead’s performance-based long-term incentive compensation program for key executives provides for the grant of performance-based RSUs that are convertible into shares of common stock following three-year performance periods, contingent upon whether, and to what extent, performance metrics are met or exceeded.  The actual number of shares of common stock the units can convert into for each of the metrics, if any, can range from one-half of a share per unit if that metric’s threshold level of performance is met, to two shares per unit if the related maximum level of performance is met or exceeded, adjusted for the weighting assigned to the metric.  Dividends accrue from the date of grant and will be paid in cash to the extent the units convert into shares of common stock following completion of related performance periods.

Pursuant to this program, in January 2018, January 2017, February 2016 and January 2015 the Committee granted 183,137, 148,894, 269,354 and 247,512 RSUs with three-year performance periods ending December 31, 2020, 2019, 2018, and 2017, respectively.  Initial grant date fair values developed for compensation cost purposes of $8.71, $10.52, $8.03 and $8.83 were assigned to the units of each grant, respectively. Amounts actually expensed are largely predicated on estimated performance metric attainment. The January 2015 RSUs did not meet the criteria for conversion into shares of common stock pursuant to the applicable performance criteria and, accordingly, outstanding RSUs awarded under these grants totaling 117,255 were forfeited subsequent to year-end.   Recognized in Compensation-related expense are $149,000, $204,000 and $818,000 related to this program during 2017, 2016 and 2015, respectively.  Included in Common stock dividends payable at December 31, 2017 and 2016 are estimated dividends payable pertaining to these awards of $193,000 and $235,000, respectively.

RSU activity for the year ended December 31, 2017 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSU awards outstanding at December 31, 2016	685,705	$9.60
Grants	148,894	10.52
Forfeitures	(398,623)	10.50
Unvested RSU awards outstanding at December 31, 2017	435,976	9.10
Long-term Equity-based Awards – Stock Awards

In January 2018, January 2017 and February 2016, respectively, the Committee granted service-based stock awards for 126,451, 74,446 and 67,337 shares of common stock with grant date fair values of $8.60, $10.41 and $9.32 per share to executives awarded RSUs. Outstanding awards under this program and related deferred dividends are scheduled to vest in January 2021, January 2020 and February 2019, respectively, assuming service conditions are met.  In January of 2018, 2017 and 2016 and December of 2014, respectively, the Committee granted service-based stock awards for 57,283, 49,416, 61,272 and 37,237 shares of common stock with grant date fair values of $8.60, $10.41, $7.87 and $12.47 per share to employees not awarded RSUs.  These awards vest in January of 2021, 2020, 2019, and 2018 respectively, assuming service conditions are met.

Under a performance-based stock award program last utilized in 2012, the Committee granted common stock awards to all employees with staggered three-year vesting periods with vesting subject to the Company generating returns in excess of established return levels.  Grants under this program for 62,137, 118,784, 125,221 and 114,423 shares vested during 2017, 2016, 2015 and 2014, respectively.  Average grant date fair values for these grants were $11.67, $12.17, $12.58 and $13.31, respectively.

As a component of the Company’s director compensation program, directors are granted service-based stock awards annually upon election or re-election to the Board of Directors that vest approximately one year from issuance.  In July 2017, director stock awards for a total of 41,881 shares of common stock granted in July 2016 with a grant date fair value of $10.03 per share vested.  Also in July 2017, new awards for a total of 41,797 shares with a grant date fair value of $10.05 per share were granted that will vest in July 2018.

Stock award activity for the year ended December 31, 2017 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2016	305,567	$10.29
Grants	165,659	10.32
Forfeitures	(34,565)	9.48
Vestings	(139,721)	11.35
Unvested stock awards outstanding at December 31, 2017	296,940	9.90

During 2017, 2016 and 2015, the Company recognized in Compensation-related expense $834,000, $828,000 and $878,000, respectively, related to amortization of the grant date fair value of employee stock awards.  Included in Common stock dividend payable at December 31, 2017 and 2016 are estimated dividends payable pertaining to these awards totaling $134,000 and $350,000, respectively.  In addition, the Company recognized in Other general and administrative expense $421,000, $409,000 and $436,000 related to amortization of the grant date fair value of director stock awards during 2017, 2016 and 2015, respectively.  Unrecognized compensation expense for unvested stock awards for all employees and directors totaled $1.4 million as of December 31, 2017, to be expensed over a weighted average period of 1.4 years (assumes minimal employee and director attrition and any applicable performance metrics would continue to be met for related initial measurement periods).

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

Long-term Equity-based Awards – Option Awards

At December 31, 2017 option awards for 30,000 shares of common stock were outstanding with a weighted average strike price of $12.28.  These awards are currently exercisable, have no aggregate intrinsic value and have a weighted average remaining contractual term of 1.1 years.  During 2017, 10,000 options with strike price of $10.58 expired. There was no other option activity in 2017.  All outstanding option awards were granted prior to 2010, have ten-year contractual terms and were issued with strike prices equal to the closing market price of Capstead’s common stock on the dates of grant.  The fair value of these awards was estimated at that time using a Black-Scholes option pricing model and was expensed over the related vesting periods.

Other Benefit Programs

Capstead sponsors a qualified defined contribution retirement plan for all employees and a nonqualified deferred compensation plan for certain of its executives.  The Company matches up to 50% of a participant’s voluntary contribution up to a maximum of 6% of a participant’s base salary and annual incentive compensation payments. The Company also makes discretionary contributions of up to another 3% of such compensation regardless of participation in the plans.  Company contributions are subject to certain vesting requirements.  During 2017, 2016 and 2015, the Company recognized in Compensation-related expense $180,000, $385,000 and $391,000 related to contributions to these plans, respectively. Included in Accounts payable and accrued expenses at December 31, 2017 are $7.4 million in nonqualified deferred compensation plan accruals.

NOTE 12 — QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly results of operations were as follows (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2017
Interest income on residential mortgage investments (before investment premium amortization)	$85,226	$89,764	$92,023	$94,191
Investment premium amortization	(30,385)	(33,661)	(34,950)	(29,773)
Related interest expense	(28,240)	(33,850)	(36,655)	(40,012)
	26,601	22,253	20,418	24,406
Other interest income (expense) *	(1,738)	(1,662)	(1,544)	(1,702)
Other revenue (expense) **	(2,162)	(3,042)	(2,122)	(117)
Net income	$22,701	$17,549	$16,752	$22,587

Basic and diluted net income per common share	$0.20	$0.14	$0.13	$0.19

Year Ended December 31, 2016
Interest income on residential mortgage investments (before investment premium amortization)	$85,511	$86,361	$85,921	$84,985
Investment premium amortization	(26,011)	(33,052)	(36,076)	(34,945)
Related interest expense	(26,582)	(27,014)	(26,636)	(27,421)
	32,918	26,295	23,209	22,619
Other interest income (expense) *	(1,785)	(1,848)	(1,796)	(1,767)
Other revenue (expense) **	(3,780)	(2,817)	(4,973)	(3,402)
Net income	$27,353	$21,630	$16,440	$17,450

Basic and diluted net income per common share	$0.25	$0.19	$0.13	$0.14

*	Consists principally of interest on unsecured borrowings, overnight investments and cash collateral receivable with interest rate swap counterparties.
**

Consists of general and administrative expenses, including compensation-related costs, and miscellaneous other revenue (expense).  The fourth quarter of 2017 includes $1.9 million in alternative minimum tax refunds recorded in connection with the enactment of tax reform legislation. The third and fourth quarters of 2016 also include separation of service charges totaling $3.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Reports on Corporate Governance and

Report of Independent Registered Public Accounting Firm

Report of Management on Effectiveness of Internal Control Over Financial Reporting

Management of Capstead is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”).  Based on our evaluation under the COSO framework, it is management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Capstead’s independent registered public accounting firm, Ernst & Young, LLP, has issued a report on the Company’s internal control over financial reporting, which is included in this Annual Report.

Report of Management on Evaluation of Disclosure Controls and Procedures

Management of Capstead, with participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of December 31, 2017.  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There has been no change in Capstead’s internal control over financial reporting as of December 31, 2017, that has materially affected, or is reasonably likely to materially affect, Capstead’s internal control over financial reporting.

Related Certifications by Management

Certifications by the CEO and CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 pertaining to the completeness and fairness of the information contained in Capstead’s annual report on Form 10-K for the year ended December 31, 2017 and the Company’s system of internal controls over financial reporting and disclosure controls and procedures are included as exhibits to the annual report on Form 10-K.  This report, as well as the Company’s other filings with the Securities and Exchange Commission, are available free of charge on the Company’s website at www.capstead.com.

On May 25, 2017 Capstead’s CEO certified, pursuant to Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, that he was not aware of any violation by the Company of NYSE corporate governance listing standards.  This certification is made annually with the NYSE within thirty days after the Company’s annual meeting of stockholders.

Report of Independent Registered Public Accounting Firm on

Audit of Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of Capstead Mortgage Corporation

Opinion on Internal Control over Financial Reporting

We have audited Capstead Mortgage Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capstead Mortgage Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Capstead Mortgage Corporation as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG, LLP

Dallas, Texas
February 20, 2018

ITEM 9B.	OTHER INFORMATION

Upon recommendation by the compensation committee of the board, on February 13, 2018, the board adopted change in control/severance agreements for Capstead’s executive officers, a form of which is filed with this Form 10-K as Exhibit 10.20 and is incorporated by reference herein.

Pursuant to these agreements, (1) upon a change in control of the Company, an executive officer is entitled to a change in control payment (the “CIC Payment”) if the executive officer’s employment during the 24-month period following consummation of such change in control is terminated involuntarily (other than an involuntary termination for cause) or voluntarily by the executive officer for good reason; and (2) in circumstances not involving a change in control and in the event that an executive officer’s employment is involuntarily terminated (other than an involuntary termination for cause) or terminated by an executive officer for good reason, an executive officer is entitled to a severance payment (the “Severance Payment”). The CIC Payment and the Severance Payment shall be calculated as follows:

Executive Officer	CIC Payment	Severance Payment
Phillip A. Reinsch, President and Chief Executive Officer

Two year’s annual base salary based on salary as of the date of the change of control, a bonus payment equal to two times the annual incentive compensation program targeted payout at that date plus dividend equivalent rights (“DERs”) payments received for each of the eight quarters preceding that date, together with 18 months of group medical benefits continuation costs for the executive and any covered dependents

Two year’s annual base salary, based on salary as of date of termination
Robert R. Spears, Jr., Executive Vice President and Chief Investment Officer

Two year’s annual base salary based on salary as of the date of the change of control, a bonus payment equal to two times the annual incentive compensation program targeted payout at that date plus DERs payments received for each of the eight quarters preceding that date, together with 18 months of group medical benefits continuation costs for the executive and any covered dependents

Two year’s annual base salary, based on salary as of date of termination
Roy S. Kim, Senior Vice President - Asset and Liability Management

One and one-half year’s annual base salary based on salary as of the date of the change of control, a bonus payment equal to one and one-half times the annual incentive compensation program targeted payout at that date plus DERs payments received for each of the six quarters preceding that date, together with 18 months of group medical benefits continuation costs for the executive and any covered dependents

One and one-half year’s annual base salary, based on salary as of date of termination

Executive Officer	CIC Payment	Severance Payment
Lance J. Phillips, Senior Vice President and Chief Financial Officer

One and one-half year’s annual base salary based on salary as of the date of the change of control, a bonus payment equal to one and one-half times the annual incentive compensation program targeted payout at that date plus DERs payments received for each of the six quarters preceding that date, together with 18 months of group medical benefits continuation costs for the executive and any covered dependents

One and one-half year’s annual base salary, based on salary as of date of termination

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to Capstead’s 2018 definitive Proxy Statement under the captions “Proposal Number One – Election of Directors,” “Board of Directors and Committee Information,” “Stockholder Procedures for Director Candidate Recommendations,” “Executive Officers,” “Audit Committee” and “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the SEC within 120 days of year-end.

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

The information required by this item is incorporated herein by reference to Capstead’s 2018 definitive Proxy Statement under the captions “Board of Directors and Committee Information” and “Executive Compensation,” to be filed with the SEC within 120 days of year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to Capstead’s 2018 definitive Proxy Statement under the captions “Equity Compensation Plans” and “Security Ownership of Management and Certain Beneficial Owners,” to be filed with the SEC within 120 days of year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to Capstead’s 2018 definitive Proxy Statement under the caption “Related Person Transactions,” to be filed with the SEC within 120 days of year-end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to Capstead’s 2018 definitive Proxy Statement under the caption “Proposal Three – Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm,” to be filed with the SEC within 120 days of year-end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
1.

The consolidated financial statements of Capstead, together with the independent registered public accounting firm’s report thereon, are set forth in this report under Item 8, “Financial Statements and Supplementary Data.”

2.

Financial Statement Schedules – All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable or have been omitted because the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

3.	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(6)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(7)
10.04	Second Amended and Restated Incentive Bonus Plan.(8)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	2016 Annual Incentive Compensation Program.(9)
10.07	Form of restricted stock agreement for employees. (9)
10.08	2016 Long-Term Performance Unit Award Criteria. (9)
10.09	Form of performance unit agreement for employees. (9)
10.10	2017 Annual Incentive Compensation Program.(10)
10.11	Form of restricted stock agreement for employees. (10)
10.12	2017 Long-Term Performance Unit Award Criteria. (10)
10.13	Form of performance unit agreement for employees. (10)
10.14	2018 Annual Incentive Compensation Program.(11)
10.15	Form of restricted stock agreement for employees. (11)
10.16	2018 Long-Term Performance Unit Award Criteria. (11)
10.17	Form of performance unit agreement for employees. (11)

EXHIBIT
NUMBER	DESCRIPTION
10.18	Consulting Agreement, dated July 14, 2016, by and between the Company and Andrew F. Jacobs. (12)
10.19	Sales Agreement, dated December 6, 2017, by and between the Company and the Sales Manager. (13)
10.20	Form of Change in Control/Severance Agreement for executive officers*
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 5, 2011, for the event dated May 4, 2011.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 4, 2016, for the event dated February 1, 2016.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 5, 2017, for the event dated January 3, 2017.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 4, 2018, for the event dated January 3, 2018.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on July 15, 2016, for the event dated July 14, 2016.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on December 11, 2017, for the event dated December 6, 2017.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstead has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: February 20, 2018	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer

Date: February 20, 2018	By:	/s/ LANCE J. PHILLIPS
Lance J. Phillips
Senior Vice President, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ JACK BIEGLER	Chairman and Director	February 13, 2018
Jack Biegler

/s/ JOHN L. BERNARD	Director	February 15, 2018
John L. (Jack) Bernard

/s/ MICHELLE P. GOOLSBY	Director	February 13, 2018
Michelle P. Goolsby

/s/ GARY KEISER	Director	February 15, 2018
Gary Keiser

/s/ CHRISTOPHER W. MAHOWALD	Director	February 13, 2018
Christopher W. Mahowald

/s/ MICHAEL G. O’NEIL	Director	February 13, 2018
Michael G. O’Neil

/s/ PHILLIP A. REINSCH	President, Chief Executive Officer	February 14, 2018
Phillip A. Reinsch	and Director

/s/ MARK S. WHITING	Director	February 14, 2018
Mark S. Whiting