Form 10-Q
period 2018-03-31
CAPSTEAD MORTGAGE CORP
filed 2018-04-30
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES              NO     ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	92,445,903 as of April 30, 2018

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

ITEM 1.    FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except pledged and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Residential mortgage investments ($12.59 and $12.98 billion pledged at March 31, 2018 and December 31, 2017, respectively)	$13,052,071	$13,454,098
Cash collateral receivable from interest rate swap counterparties	36,586	42,506
Interest rate swap agreements at fair value	387	–
Cash and cash equivalents	89,915	103,907
Receivables and other assets	113,565	132,938
	$13,292,524	$13,733,449
Liabilities
Secured borrowings	$11,944,841	$12,331,060
Interest rate swap agreements at fair value	18,265	23,772
Unsecured borrowings	98,216	98,191
Common stock dividend payable	15,069	18,487
Accounts payable and accrued expenses	23,905	23,063
	12,100,296	12,494,573
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
7.50% Cumulative Redeemable Preferred Stock, Series E, 10,329 shares issued and outstanding ($258,226 aggregate liquidation preference) at March 31, 2018 and December 31, 2017	250,946	250,946
Common stock - $0.01 par value; 250,000 shares authorized:
92,494 and 95,698 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	925	957
Paid-in capital	1,242,573	1,271,425
Accumulated deficit	(346,570)	(346,570)
Accumulated other comprehensive income	44,354	62,118
	1,192,228	1,238,876
	$13,292,524	$13,733,449

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended
	March 31
	2018	2017
Interest income:
Residential mortgage investments	$69,138	$54,841
Other	408	153
	69,546	54,994
Interest expense:
Secured borrowings	(45,021)	(28,240)
Unsecured borrowings	(1,891)	(1,891)
	(46,912)	(30,131)
	22,634	24,863
Other revenue (expense):
Compensation-related expense	(2,048)	(1,115)
Other general and administrative expense	(1,237)	(1,062)
Miscellaneous other revenue	71	15
	(3,214)	(2,162)
Net income	$19,420	$22,701

Net income available to common stockholders:
Net income	$19,420	$22,701
Less preferred stock dividends	(4,842)	(3,864)
	$14,578	$18,837
Net income per common share:
Basic and diluted	$0.16	$0.20

Weighted average common shares outstanding:
Basic	93,425	95,755
Diluted	93,506	95,875

Cash dividends declared per share:
Common	$0.16	$0.21
Series E preferred	0.47	0.47

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Quarter Ended
	March 31
	2018	2017
Net income	$19,420	$22,701

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains (losses)	(44,053)	3,996
Amounts related to cash flow hedges:
Change in net unrealized gains (losses)	30,933	8,096
Reclassification adjustment for amounts included in net income	(4,644)	1,661
	(17,764)	13,753
Comprehensive income	$1,656	$36,454

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Quarter Ended March 31
	2018	2017
Operating activities:
Net income	$19,420	$22,701
Noncash items:
Amortization of investment premiums	25,620	30,385
Amortization of equity-based awards	415	637
Other depreciation and amortization	26	29
Change in recorded measureable hedge ineffectiveness on interest rate swap agreements designated as cash flow hedges	–	182
Net change in receivables, other assets, accounts payable and accrued expenses	1,290	(2,453)
Net cash provided by operating activities	46,771	51,481
Investing activities:
Purchases of residential mortgage investments	(461,381)	(1,036,560)
Interest receivable acquired with the purchase of residential mortgage investments	(798)	(1,722)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	812,524	933,699
Net cash provided by (used in) investing activities	350,345	(104,583)
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	48,138,234	36,205,044
Principal payments on repurchase arrangements and similar borrowings	(48,524,450)	(36,062,662)
Decrease (increase) in cash collateral receivable from interest rate swap counterparties	5,920	(15,265)
Net proceeds from interest rate swap settlements	21,324	20,070
Proceeds from issuance of preferred shares	–	299
Common stock repurchases	(29,062)	–
Other capital stock transactions	(72)	(261)
Dividends paid	(23,002)	(26,217)
Net cash (used in) provided by financing activities	(411,108)	121,008
Net change in cash and cash equivalents	(13,992)	67,906
Cash and cash equivalents at beginning of period	103,907	56,732
Cash and cash equivalents at end of period	$89,915	$124,638

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2018.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”) which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted ASU 2016-18 on January 1, 2018, which had no effect on the Company’s results of operations, financial condition or cash flows.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”) which allows companies to make certain changes to stock awards without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted ASU 2017-09 on January 1, 2018, which had no effect on the Company’s results of operations, financial condition or cash flows.

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

	Quarter Ended
	March 31
	2018	2017
Basic net income per common share
Numerator for basic net income per common share:
Net income	$19,420	$22,701
Preferred stock dividends	(4,842)	(3,864)
Earnings participation of unvested equity awards	(32)	(40)
	$14,546	$18,797
Denominator for basic net income per common share:
Average number of shares of common stock outstanding	93,867	96,061
Average unvested stock awards outstanding	(442)	(306)
	93,425	95,755
	$0.16	$0.20
Diluted net income per common share
Numerator for diluted net income per common share:
Numerator for basic net income per common share	$14,546	$18,797
Denominator for diluted net income per common share:
Denominator for basic net income per common share	93,425	95,755
Net effect of dilutive equity awards	81	120
	93,506	95,875
	$0.16	$0.20

NOTE 4 — RESIDENTIAL mortgage investments

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
March 31, 2018
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$209	$1	$210	$210	6.50%	5.94%
ARMs	9,904,243	303,393	10,207,636	10,218,600	3.02	2.10
Ginnie Mae ARMs	2,759,328	80,738	2,840,066	2,830,293	2.88	2.00
	12,663,780	384,132	13,047,912	13,049,103	2.99	2.08
Residential mortgage loans:
Fixed-rate	623	1	624	624	6.76	4.96
ARMs	1,155	7	1,162	1,162	4.04	3.04
	1,778	8	1,786	1,786	4.99	3.70
Collateral for structured financings	1,163	19	1,182	1,182	8.17	9.72
	$12,666,721	$384,159	$13,050,880	$13,052,071	2.99	2.08
December 31, 2017
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$265	$1	$266	$266	6.51%	6.22%
ARMs	10,216,099	313,547	10,529,646	10,578,364	2.97	1.93
Ginnie Mae ARMs	2,791,340	84,297	2,875,637	2,872,163	2.78	1.83
	13,007,704	397,845	13,405,549	13,450,793	2.93	1.91
Residential mortgage loans:
Fixed-rate	645	1	646	646	6.74	5.32
ARMs	1,211	7	1,218	1,218	4.04	3.19
	1,856	8	1,864	1,864	4.98	3.91
Collateral for structured financings	1,418	23	1,441	1,441	7.94	7.67
	$13,010,978	$397,876	$13,408,854	$13,454,098	2.93	1.91

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of March 31, 2018, the average months to roll for the Company’s $6.84 billion (amortized cost basis) in current-reset ARM investments was 6.3 months while the average months to roll for the Company’s $6.20 billion (amortized cost basis) in longer-to-reset ARM investments was 42.0 months.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
March 31, 2018
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$12,559,176	$31,369	$11,913,651	1.88%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	32,595	72	30,008	1.78
Similar borrowings:
Collateral for structured financings	1,182	–	1,182	8.17
	$12,592,953	$31,441	$11,944,841	1.88
Quarter-end borrowing rates adjusted for effects of related derivative financial instruments (Derivatives) held as cash flow hedges				1.63

December 31, 2017
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$12,943,193	$30,646	$12,296,546	1.60%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	35,568	75	33,073	1.53
Similar borrowings:
Collateral for structured financings	1,441	–	1,441	7.94
	$12,980,202	$30,721	$12,331,060	1.60
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				1.46

Average secured borrowings outstanding during the indicated periods differed from respective ending balances primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	March 31, 2018		December 31, 2017
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives held as cash flow hedges for the indicated periods	$12,235,554	1.47%	$12,408,550	1.29%

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

During the quarter ended March 31, 2018, Capstead entered into swap agreements with notional amounts of $500 million requiring fixed-rate interest payments each averaging 2.44% for two and three-year periods commencing on various dates between February and April 2018. Also during the quarter ended March 31, 2018, $1.70 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.76% matured.  At March 31, 2018, the Company’s portfolio financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Second quarter 2018	$600,000	0.79%
Third quarter 2018	400,000	0.88
Fourth quarter 2018	800,000	1.15
First quarter 2019	950,000	1.58
Second quarter 2019	1,650,000	1.33
Third quarter 2019	550,000	1.40
Fourth quarter 2019	700,000	1.72
First quarter 2020	600,000	2.07
Second quarter 2020	100,000	2.56
Third quarter 2020	200,000	1.64
Fourth quarter 2020	200,000	2.04
First quarter 2021	100,000	2.67
	$6,850,000

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

The fair value of exchange-traded swap agreements held as cash flow hedges of Secured borrowings is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a significantly reduced fair value amount representing the unsettled fair value of these Derivatives.  Non-exchange traded swap agreements held as cash flow hedges of Unsecured borrowings are reported at fair value calculated excluding accrued interest.  At March 31, 2018, Cash collateral receivable from interest rate swap counterparties includes initial margin for all swap agreements and variation margin for non-exchange traded swap agreements.  Accrued interest for non-exchange traded swap agreements is included in Accounts payable and accrued expenses.

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	March 31	December 31
	Location	2018	2017
Balance sheet-related
Swap agreements in a gain position (an asset) related to secured borrowings	(a)	$387	$–
Swap agreements in a loss position (a liability) related to
unsecured borrowings	(a)	(18,265)	(23,772)
Related net interest payable	(b)	(954)	(484)
		$(18,832)	$(24,256)

(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.  The amount of unrealized gains, net of unrealized losses, scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of current market rates in excess of fixed-rate swap payments totaled $42.1 million at March 31, 2018.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Quarter Ended March 31
	Net Income	2018	2017
Income statement-related
Components of Secured borrowings-related effects on interest expense:
Amount of gain (loss) reclassified from Accumulated other comprehensive income		$5,247	$(888)
Amount of loss recognized in income		–	(393)
	(a)	5,247	(1,281)
Component of Unsecured borrowings-related effects on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income	(b)	(603)	(773)
Decrease (increase) in interest expense and increase (decrease) in Net income as a result of the use of Derivatives		$4,644	$(2,054)

Other comprehensive income-related
Amount of gain recognized in Other comprehensive income		$30,933	$8,096

(a)	Included in “Interest expense: Secured borrowings” on the face of the Statements of Income.
(b)	Included in “Interest expense: Unsecured borrowings” on the face of the Statements of Income.

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

Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (b)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets (a)	Sheet (a)	Sheet	Instruments	Received	Amount
March 31, 2018
Counterparty 4	$49,821	$(49,434)	$387	$–	$–	$387
December 31, 2017
Counterparty 4	$30,676	$(30,676)	$–	$–	$–	$–

(a)

Included in gross amounts of recognized assets at March 31, 2018 is the fair value of exchange-traded swap agreements, calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with these swaps at March 31, 2018.

(b)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities (a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
March 31, 2018
Derivatives by counterparty:
Counterparty 1	$19,219	$–	$19,219	$–	$(19,219)	$–
Counterparty 4	316	(316)	–	–	–	–
	19,535	(316)	19,219	–	(19,219)	–
Borrowings under repurchase arrangements (d)	11,953,111	–	11,953,111	(11,953,111)	–	–
	$11,972,646	$(316)	$11,972,330	$(11,953,111)	$(19,219)	$–
December 31, 2017
Derivatives by counterparty:
Counterparty 1	$24,256	$–	$24,256	$–	$(24,256)	$–
Counterparty 4	3,701	(3,701)	–	–	–	–
	27,957	(3,701)	24,256	–	(24,256)	–
Borrowings under repurchase arrangements (d)	12,337,299	–	12,337,299	(12,337,299)	–	–
	$12,365,256	$(3,701)	$12,361,555	$(12,337,299)	$(24,256)	$–

(a)

Included in gross amounts of recognized liabilities at March 31, 2018 is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange-traded swap agreements (Counterparty 4), calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swap agreements at March 31, 2018.

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

(d)	Amounts include accrued interest payable of $9.5 million and $7.7 million on borrowings under repurchase arrangements as of March 31, 2018 and December 31, 2017, respectively.

Changes in Accumulated other comprehensive income by component for the quarter ended March 31, 2018 were as follows (in thousands):

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2017	$16,874	$45,244	$62,118
Activity for the quarter ended March 31, 2018:
Other comprehensive income (loss) before reclassifications	30,933	(44,053)	(13,120)
Amounts reclassified from accumulated other comprehensive income	(4,644)	–	(4,644)
Other comprehensive income (loss)	26,289	(44,053)	(17,764)
Balance at March 31, 2018	$43,163	$1,191	$44,354

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

	March 31, 2018		December 31, 2017
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,325	7.89%	$34,315	7.90%
December 2035 ($40,000 face amount)	39,330	7.66	39,320	7.66
September 2036 ($25,000 face amount)	24,561	7.70	24,556	7.70
	$98,216	7.75	$98,191	7.75

NOTE 8 — Capital transactions

On November 1, 2017, Capstead’s Board of Directors authorized the reinstatement of its previously unused $100 million common stock repurchase program. During the quarter ended March 31, 2018 the Company repurchased 3.4 million shares in the open market for approximately $29.1 million (an average repurchase price, including underwriting fees, of $8.60).  An additional 48,000 share repurchases settled subsequent to quarter-end for $410,000 (an average repurchase price, including underwriting fees, of $8.57), leaving a remaining repurchase program authorization of approximately $67 million.  Repurchases made pursuant to the program are made in the open market in accordance with and as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any future repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors including alternative capital investment opportunities.  In addition, the Company may enter into Rule 10b5-1 plans under which repurchases can be made. The authorization does not obligate the Company to acquire any particular amount of common stock and repurchases under the program and the program itself may be suspended or discontinued at the Company’s discretion without prior notice.

NOTE 9 — FAIR VALUE

The fair value of Capstead’s financial assets and liabilities are influenced by changes in, and market expectations for changes in, interest rates and market liquidity conditions, as well as other factors beyond the control of management.  With the exception of the fair value of lending counterparty investments, all fair values were determined using Level 2 Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  Lending counterparty investments are nonmarketable securities classified as assets for which Level 3 Inputs are used to determine fair value.  These assets are considered strategic investments that are carried at cost and periodically valued and evaluated for impairment.  No impairment charges have been recorded relative to these investments and the Company’s cost basis is deemed to approximate fair value.

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

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$1,786	$1,800	$1,864	$1,900
Lending counterparty investments	5,002	5,002	5,002	5,002
Secured borrowings-related interest rate swap agreements	387	387	–	–
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	–	–	33,073	33,100
Unsecured borrowings	98,216	77,600	98,191	74,100
Unsecured borrowings-related interest rate swap agreements	18,265	18,265	23,772	23,772

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
March 31, 2018
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,207,636	$79,710	$68,746	$10,218,600
Ginnie Mae	2,840,066	9,628	19,401	2,830,293
Residential mortgage securities classified as held-to-maturity	1,392	14	–	1,406

December 31, 2017
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	10,529,646	85,740	37,022	10,578,364
Ginnie Mae	2,875,637	8,958	12,432	2,872,163
Residential mortgage securities classified as held-to-maturity	1,706	17	–	1,723

	March 31, 2018		December 31, 2017
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$2,342,577	$34,142	$2,552,668	$26,701
Less than one year	4,844,667	54,005	4,665,883	22,752
	$7,187,244	$88,147	$7,218,551	$49,453

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

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments were considered other-than-temporarily impaired at March 31, 2018.

NOTE 10 — COMPENSATION PROGRAMS

Capstead’s annual and long-term incentive compensation programs for key executives are largely nondiscretionary, formulaic and target-based, utilizing multiple pre-established performance goals (referred to as “metrics”) and defined threshold, target and maximum award amounts determined by reference to established percentages of base salaries. Metrics used include (a) relative and absolute economic return (change in book value per share of common stock plus common stock dividends divided by beginning book value per share), (b) relative operating cost efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), (c) relative total stockholder return (change in stock price plus reinvested dividends, and (d) attainment of individual goals and objectives.  Each performance metric is assigned a weighting and performance relative to each metric is calculated separately. No awards can be earned for performance below defined threshold return levels and awards are capped for performance above defined maximum return levels. Awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At March 31, 2018, this plan had 3,369,164 shares of common stock remaining available for future issuances.

Short-term Incentive Compensation Programs

Under the provisions of Capstead’s annual incentive compensation program, participating executives have overall target award opportunities ranging from 75% to 125% of base salary. Recognized in Compensation-related expense during the first quarter of 2018 and included in Accounts payable and accrued expenses at March 31, 2018 are annual incentive compensation accruals for participating executives, together with discretionary accruals for all other employees, totaling $568,000.

The Company administers an additional performance-based short-term incentive compensation program for key executives that provides for quarterly cash payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting shares of common stock (“Dividend Equivalent Rights” or “DERs”).  DERs only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  Included in Accounts payable and accrued expenses and recognized in Compensation-related expense are first quarter 2018 DERs distribution amounts totaling $96,000 that were paid in April 2018.

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

Pursuant to this program, in January 2018 and 2017, as well as February 2016 the Company granted 183,137, 148,894 and 269,354 RSUs with three-year performance periods ending December 31, 2020, 2019 and 2018, respectively.  Initial grant date fair values developed for compensation cost purposes of $8.71, $10.52 and $8.03 were assigned to the units of each grant, respectively. Amounts actually expensed are largely predicated on estimated performance metric attainment. RSUs granted in January 2015 did not meet the criteria for conversion into shares of common stock pursuant to the applicable performance criteria and, accordingly, outstanding RSUs awarded under these grants totaling 117,255 were forfeited in the first quarter 2018.   Recognized in Compensation-related expense are $3,000 and $312,000 related to this program during the quarters ended March 31, 2018 and 2017, respectively.  Included in Common stock dividends payable at March 31, 2018 are estimated dividends payable pertaining to these awards of $137,000.

RSU activity for the quarter ended March 31, 2018 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSU awards outstanding at December 31, 2017	435,976	$9.10
Grants	183,137	8.71
Forfeitures	(117,255)	8.83
Unvested RSU awards outstanding at March 31, 2018	501,858	9.02

Long-term Equity-based Awards – Stock Awards

In January 2018 and 2017, as well as February 2016, respectively, the Company granted service-based stock awards for 126,451, 74,446 and 67,337 shares of common stock with grant date fair values of $8.60, $10.41 and $9.32 per share to executives awarded RSUs. Outstanding awards under this program and related deferred dividends are scheduled to vest in January 2021, January 2020 and February 2019, respectively, assuming service conditions are met.  In January of 2018, 2017 and 2016, respectively, the Company granted service-based stock awards for 57,283, 49,416 and 61,272 shares of common stock with grant date fair values of $8.60, $10.41 and $7.87 per share to employees not awarded RSUs.  These awards vest in January of 2021, 2020 and 2019, respectively, assuming service conditions are met.

As a component of the Company’s director compensation program, directors are granted service-based stock awards annually upon election or re-election to the board of directors that vest approximately one year from issuance.  In July 2017 director common stock awards for a total of 41,797 shares with a grant date fair value of $10.05 per share were granted that will vest in July 2018.

Performance-based and service-based stock award activity for the quarter ended March 31, 2018 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2017	296,940	$9.90
Grants	183,734	8.60
Vestings	(34,899)	12.47
Unvested stock awards outstanding at March 31, 2018	445,775	9.17

During the quarters ended March 31, 2018 and 2017, the Company recognized in Compensation-related expense $307,000 and $220,000, respectively, related to amortization of the grant date fair value of employee stock awards.  In addition, the Company recognized in Other general and administrative expense $105,000 related to amortization of the grant date fair value of director stock awards during the quarters ended March 31, 2018 and 2017.  Unrecognized compensation expense for unvested stock awards for employees and directors totaled $2.6 million as of March 31, 2018, to be expensed over a weighted average period of 1.6 years.

Service-based stock awards issued to non-executive employees and to directors receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Stock awards issued to executives defer the payment of dividends accruing between the grant dates and the end of related service periods.  If these awards do not vest, the related accrued dividends will be forfeited.

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

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital totaled $1.29 billion at March 31, 2018, consisting of $941 million of common and $251 million of preferred stockholders’ equity, together with $98 million of unsecured borrowings maturing in 2035 and 2036 (recorded amounts).  Long-term investment capital decreased $47 million during the quarter ended March 31, 2018 as a result of common stock repurchases totaling $29 million and declines in portfolio valuations that outstripped increases in swap gains.

Book value per share of common stock (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) declined 1.5% ($0.15) to $10.10 per share, as declines in portfolio value were only partially offset by swap gains and common stock repurchases. These repurchases totaled approximately 3.5% of outstanding common stock at a meaningful discount to recorded book value and contributed $0.06 in book value accretion for the quarter.

Capstead’s residential mortgage investments portfolio decreased $402 million during the first quarter of 2018 to $13.05 billion at March 31, 2018 as a portion of capital made available from portfolio runoff was used to repurchase common shares. Secured borrowings decreased $386 million to $11.94 billion.  Portfolio leverage (secured borrowings divided by long-term investment capital) increased to 9.26 to one at March 31, 2018 from 9.22 to one at December 31, 2017.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $19 million or $0.16 per diluted common share for the quarter ended March 31, 2018, compared to $23 million or $0.19 per diluted common share for the quarter ended December 31, 2017.  Earnings in the first quarter of 2018 benefited from higher cash yields and lower mortgage prepayment levels while being negatively impacted by higher borrowing costs due largely to Federal Reserve actions to increase short-term interest rates. Earnings in the fourth quarter 2017 also included $1.9 million in other income related to the enactment of the Tax Cuts and Jobs Act. Cash yields are expected to continue trending higher based on higher prevailing six- and 12-month interest rate indices. The Company declared a first quarter 2018 common dividend of $0.16 per share that was paid on April 20, 2018 to holders of record on March 31, 2018.

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

Common Stock Repurchase Program

Pursuant to its $100 million stock repurchase program reactivated last November, the Company repurchased 3.4 million shares in the open market for $29 million during the first quarter of 2018 at an average repurchase price, including underwriting fees, of $8.60, or approximately 83.9% of the Company’s December 31, 2017 book value per share. These repurchases generated $0.06 per common share in book value accretion. An additional 48,000 share repurchases settled subsequent to quarter-end at an average repurchase price, including underwriting fees, of $8.57.  Approximately $67 million remains under the repurchase program.

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

Book Value per Common Share

All but $3 million of Capstead’s residential mortgage investments portfolio and all of its interest rate swap agreements are recorded at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per share of common stock.  The Company’s borrowings, however, are not recorded at fair value on the balance sheet.  See NOTE 9 to the consolidated financial statements (included under Item 1 of this report) for additional disclosures regarding fair values of financial instruments held or issued by the Company.

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

The following table illustrates the progression of Capstead’s book value per share of common stock as well as changes in book value expressed as percentages of beginning book value for the quarter ended March 31, 2018:

Book value per common share, beginning of quarter	$10.25
Change in net unrealized gains on mortgage securities classified as available-for-sale	(0.48)
Change in net unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Secured borrowings	0.23
Unsecured borrowings	0.06
	(0.19)	(1.9)%
Capital transactions:
Accretion from common stock repurchases	0.06
Other, principally stock compensation-related activity	(0.02)
	0.04	0.4%
Book value per common share, end of period	$10.10
Decrease in book value per common share during the quarter	$(0.15)	(1.5)%

Residential Mortgage Investments

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter ended March 31, 2018 (dollars in thousands):

Residential mortgage investments, beginning of quarter	$13,454,098
Portfolio acquisitions (principal amount)	449,476
Investment premiums on acquisitions*	11,905
Portfolio runoff (principal amount)	(793,735)
Investment premium amortization	(25,620)
Decrease in net unrealized gains on securities classified as available-for-sale	(44,053)
Residential mortgage investments, end of period	$13,052,071
Decrease in residential mortgage investments during the quarter	$(402,027)

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

ARM securities are backed by mortgage loans that generally have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period.  These coupon adjustments are usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  After the initial fixed-rate period, if applicable, the coupon interest rates of mortgage loans underlying the Company’s ARM securities typically adjust either (a) annually based on specified margins over the one-year London interbank offered rate (“LIBOR”) or the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”), (b) semiannually based on specified margins over six-month LIBOR, or (c) monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index.

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at March 31, 2018 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$3,819,650	3.25%	4.16%	1.69%	2.91%	9.36%	5.9
Freddie Mac Agency Securities	1,583,361	3.31	4.37	1.80	2.40	9.19	7.3
Ginnie Mae Agency Securities	1,440,390	2.73	3.61	1.51	1.06	8.27	6.3
Residential mortgage loans	1,162	4.04	4.30	2.11	1.71	11.17	5.1
(52% of total)	6,844,563	3.15	4.09	1.68	2.40	9.09	6.3
Longer-to-reset ARMs:
Fannie Mae Agency Securities	3,124,835	2.77	4.24	1.59	3.08	7.77	41.6
Freddie Mac Agency Securities	1,679,790	2.73	4.29	1.64	2.70	7.80	38.8
Ginnie Mae Agency Securities	1,399,676	3.03	3.59	1.50	1.01	8.03	46.4
(48% of total)	6,204,301	2.82	4.11	1.58	2.11	7.88	42.0
	$13,048,864	2.99	4.10	1.63	2.28	8.59	23.3
Gross WAC (rate paid by borrowers) (c)		3.59

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At March 31, 2018, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.03.  This table excludes $2 million in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)

Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments.  As such, it is similar to the cash yield on the portfolio which is calculated using amortized cost basis.  Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date.  Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps.  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 76% of current-reset ARMs were subject to periodic caps averaging 1.75%; 17% were subject to initial caps averaging 3.37%; and 7% were subject to lifetime caps averaging 7.07%.  All longer-to-reset ARM securities at March 31, 2018 were subject to initial caps.

(c)

Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

After consideration of any applicable initial fixed-rate periods, at March 31, 2018 approximately 90%, 5% and 3% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively, while approximately 2% reset every five years.  Approximately 83% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at March 31, 2018 approximately 5% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 25 months.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

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

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.5 percent and ranged from 3.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at March 31, 2018.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $670 million of capital at risk with its lending counterparties at March 31, 2018.  The Company did not have capital at risk with any single counterparty exceeding 5% of total stockholders’ equity at March 31, 2018.

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

As of March 31, 2018 the Company’s secured borrowings totaled $11.94 billion with 22 counterparties at average rates of 1.88%, before the effects of currently-paying interest rate swap agreements held as cash flow hedges and 1.63% including the effects of these derivatives.  The Company typically uses two- and three-year term interest rate swap agreements with variable rate receipts based on either one-month or three-month LIBOR to help mitigate exposure to rising short-term interest rates.  At quarter-end the Company held $6.85 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the first quarter of 2021 and a weighted average expiration of 14 months.

After consideration of all portfolio financing-related swap positions entered into as of quarter-end, the Company’s residential mortgage investments and secured borrowings had estimated durations at March 31, 2018 of 12 and 8 months, respectively, for a net duration gap of approximately 4 months – see

“Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-maturity secured borrowings, if available at attractive rates and terms.

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

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of March 31, 2018 in comparison with December 31, 2017 (in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Residential mortgage investments	$13,052,071	$11,944,841	$1,107,230	$515,574
Cash collateral receivable from swap counterparties, net (c)			18,708	–
Other assets, net of other liabilities			164,506	89,915
Balances as of March 31, 2018:	$13,052,071	$11,944,841	$1,290,444	$605,489	9.26:1

Balances as of December 31, 2017	$13,454,098	$12,331,060	$1,337,067	$613,791	9.22:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
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

Supplemental Analysis of Quarterly Financing Spreads

Quarterly financing spreads and mortgage prepayment rates were as follows for the indicated periods:

	2018	2017				2016
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Total financing spreads: (a)
Yields on all interest-earning assets	2.07%	1.90%	1.68%	1.65%	1.67%	1.49%	1.45%	1.53%
Borrowing rates on all interest-paying liabilities	1.52	1.34	1.22	1.13	0.99	0.94	0.89	0.89
Total financing spreads	0.55	0.56	0.46	0.52	0.68	0.55	0.56	0.64

Financing spreads on residential mortgage investments, a non- GAAP financial measure:
Cash yields on residential mortgage investments (b)	2.85	2.79	2.72	2.66	2.60	2.55	2.52	2.50
Investment premium amortization (b)	(0.77)	(0.88)	(1.03)	(1.00)	(0.93)	(1.05)	(1.06)	(0.96)
Yields on residential mortgage investments	2.08	1.91	1.69	1.66	1.67	1.50	1.46	1.54
Unhedged secured borrowing rates (c)	1.64	1.39	1.33	1.09	0.89	0.79	0.69	0.67
Hedged secured borrowing rates (c)	1.35	1.23	1.10	1.08	0.96	0.95	0.93	0.96
Secured borrowing rates	1.47	1.29	1.17	1.08	0.93	0.89	0.84	0.84
Financing spreads on residential mortgage investments	0.61	0.62	0.52	0.58	0.74	0.61	0.62	0.70
Constant prepayment rate (“CPR”)	19.64	22.50	25.77	24.69	22.93	25.59	25.80	23.19

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

(c)

Unhedged borrowing rates represent average rates on secured borrowings, before consideration of related currently-paying interest rate swap agreements.  Hedged borrowing rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements held for portfolio hedging purposes adjusted for differences between LIBOR-based variable-rate payments received on these swaps and unhedged borrowing rates, as well as the effects of any hedge ineffectiveness.  Average fixed-rate swap payments were 1.34% for the first quarter of 2018, while variable-rate payment adjustments and clearing fees equated to 0.01% on average currently-paying swap notional amounts outstanding for the same period.  During 2017, fixed-rate swap payments averaged 1.04% while variable-rate payment adjustments averaged 0.05% on average notional amounts outstanding.

Cash yields continue to benefit from higher coupon interest rates as mortgage loans underlying the Company’s current-reset ARM securities reset to higher rates based on higher prevailing six- and 12-month interest rate indices.  The majority of these loans reset annually based on margins over indices, such as 12-month LIBOR, which have increased considerably since mid-2016.

Portfolio yield adjustments for investment premium amortization are primarily driven by mortgage prepayment and investment premium levels.  Mortgage prepayment levels are heavily influenced by the availability of mortgage financing at attractive terms and the overall health of the housing markets, as well as seasonal factors.  Continued declines in mortgage prepayments in the first quarter of 2018 were largely a function of seasonality and higher prevailing mortgage interest rates. Second and third quarter 2018 prepayment activity will likely be higher, driven by season considerations such as the summer home buying season and available processing days, with refinancing activity primarily centered on homeowners whose mortgages are resetting higher.

Higher unhedged borrowing rates are heavily influenced by the Federal Reserve’s actions to increase the Federal Funds Rate. Increases thus far in 2018 are primarily attributable to the 25 basis point Federal Funds Rate increases in December 2017 and, to a lesser extent, March 2018, while 2017 borrowing rates were impacted by four 25 basis point increases between December 2016 and December 2017.  Fixed swap rates generally increased over the periods presented as older, lower-rate swap agreements expired and newer, higher-rate swaps were entered into in order to provide important balance sheet and future financing spread protection, particularly as it pertains to additions to the longer-to-reset portion of the Company’s ARM securities portfolio.

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

	2018	2017				2016
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Total financing spreads	0.55%	0.56%	0.46%	0.52%	0.68%	0.55%	0.56%	0.64%
Impact of yields on other interest-earning assets*	0.01	0.01	0.01	0.01	-	0.01	0.01	0.01
Impact of borrowing rates on other interest-paying liabilities*	0.05	0.05	0.05	0.05	0.06	0.05	0.05	0.05
Financing spreads on residential mortgage investments	0.61	0.62	0.52	0.58	0.74	0.61	0.62	0.70

*

Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of unsecured borrowings (at average borrowing rates of 7.70% for the first quarter of 2018) and, at times, cash collateral payable to interest rate swap counterparties.

RESULTS OF OPERATIONS

	Quarter Ended
	March 31
	2018	2017
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments
(before investment premium amortization)	$94,758	$85,226
Investment premium amortization	(25,620)	(30,385)
Related interest expense	(45,021)	(28,240)
	24,117	26,601
Other interest income (expense)	(1,483)	(1,738)
	22,634	24,863
Other revenue (expense):
Compensation-related expense	(2,048)	(1,115)
Other general and administrative expense	(1,237)	(1,062)
Miscellaneous other revenue	71	15
	(3,214)	(2,162)
Net income	$19,420	$22,701
Net income per diluted common share	$0.16	$0.20
Average diluted shares outstanding	93,506	95,875
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.85%	2.60%
Investment premium amortization	(0.77)	(0.93)
Adjusted yields	2.08	1.67
Other interest-earning assets	1.33	0.54
Total average yields	2.07	1.67
Average borrowing rates:
Secured borrowings:
Unhedged borrowing rates	1.64	0.89
Hedged borrowing rates	1.35	0.96
Adjusted secured borrowing rates	1.47	0.93
Unsecured borrowings	7.70	7.71
Total average borrowing rates	1.52	0.99
Average total financing spreads	0.55	0.68
Average financing spreads on residential mortgage investments, a non-GAAP financial measure (a)	0.61	0.74
Average CPR	19.64	22.93
Average balance information:
Residential mortgage investments (cost basis)	$13,303	$13,102
Other interest-earning assets	123	114
Secured borrowings	12,236	12,087
Unsecured borrowings (included in long-term investment capital)	98	98
Long-term investment capital (“LTIC”)	1,315	1,361
Operating costs as a percentage of average LTIC (b)	1.01%	0.74%
Return on average LTIC	6.57	7.33
Return on average common equity capital	6.12	7.18

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

Capstead’s net income totaled $19 million or $0.16 per diluted common share for the quarter ended March 31, 2018, compared to $23 million or $0.20 per diluted common share for the same period in 2017.  Earnings in the first quarter of 2018 benefited from higher cash yields and lower investment premium amortization caused by lower mortgage prepayment levels while being negatively impacted by higher borrowing costs.

Interest income on residential mortgage investments was higher by $14.3 million for the quarter ended March 31, 2018 compared to the same period in 2017.  The increase is attributable to $13.4 million in increases related to higher average yields and $852,000 in increases related to higher average portfolio balances.

Interest expense on secured borrowings was higher by $16.8 million for the quarter ended March 31, 2018 compared to the same period in 2017.  The increase is attributable to $16.4 million in increases related to higher average borrowing rates and $350,000 in increases related to higher average borrowings.

Yields on residential mortgage investments increased 41 basis points compared to the same period in 2017, averaging 2.08% for the quarter ended March 31, 2018. Cash yields increased 25 basis points, averaging 2.85% for the quarter ended March 31, 2018 compared to the same period in 2017, largely due to ARM loan coupon interest rates resetting higher to more current rates. Negative yield adjustments for investment premium amortization declined 16 basis points during the quarter ended March 31, 2018 compared to the same period in 2017 to average 77 basis points, primarily as a result of lower mortgage prepayment rates.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets as well as seasonal factors.

Secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes increased 54 basis points for the quarter ended March 31, 2018 compared to the same period in 2017 to average 1.47%. Market conditions, including the 25 basis point increases in the Federal Funds Rate in December 2017 and March 2018, contributed to higher borrowing rates.  Swap costs were impacted by the expiration of older, lower-rate swaps and the addition of new higher-rate swaps, partially offset by higher variable rate swap receipts as a result of higher short-term LIBOR rates.  Average fixed-rate swap payment rates were 134 basis points for the quarter ended March 31, 2018 compared to 89 basis points for the same period in 2017.  Currently-paying swap balances were lower, averaging $7.16 billion for the quarter ended March 31, 2018, respectively, compared to $7.84 billion for the same period in 2017.  Future secured borrowing rates are dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Capstead sees its internally-managed structure and agency-focused investment strategy as key to its consistently low operating costs (compensation, general and administrative expenses). Operating costs were higher in the first quarter of 2018 compared to the same period in 2017 primarily due to adjustments made in the first quarter of 2017 finalizing the 2016 short-term incentive compensation plan.

liquidity and capital resources

Capstead’s primary sources of funds are secured borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” illustrates management’s estimate of additional funds potentially available to the

Company at March 31, 2018 and the accompanying discussion provides insight into the Company’s perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Secured borrowings totaled $11.94 billion at March 31, 2018, all maturing within 90 days.  Secured borrowings began the year at $12.33 billion and averaged $12.24 billion during the quarter ended March 31, 2018.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

The Company typically uses two- and three-year term interest rate swap agreements with variable rate receipts based on either one-month or three-month LIBOR to help mitigate exposure to rising short-term interest rates.  At quarter-end the Company held $6.85 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the first quarter of 2021 and a weighted average expiration of 14 months. Relative to the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings, in 2010 the Company entered into forward-starting swap agreements to effectively lock in fixed rates of interest on these borrowings.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

Pursuant to its $100 million stock repurchase program reactivated last November, during the first quarter of 2018 the Company repurchased 3.4 million shares in the open market for approximately $29 million. An additional 48,000 share repurchases settled subsequent to quarter-end for $410,000, leaving a remaining repurchase program authorization of approximately $67 million. Future levels of stock repurchases will largely be dependent upon market conditions including alternative investment opportunities.

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

To further reduce exposure to higher short-term interest rates, the Company uses interest rate swap agreements that typically require interest payments for two-year terms, as well as longer-maturity secured borrowings, if available at attractive rates and terms.  These transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  After consideration of portfolio financing-related swap positions held to hedge changes in short-term interest rates, at March 31, 2018 the Company’s residential mortgage investments and secured borrowings had estimated durations of 12 and 8 months, respectively, for a net duration gap of approximately 4 months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings, if available at attractive rates and terms.

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

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 1.00%	Down 0.50%	Up 0.50%	Up 1.00%
Projected 12-month percentage change in net interest margins: (a)(b)
March 31, 2018	1.50-1.75%	2.74%	8.3%	5.1%	(8.1)%	(22.5)%
December 31, 2017	1.25-1.50	2.41	3.1	(2.1)	(8.2)	(22.0)
Projected percentage change in portfolio and related derivative values: (a)
March 31, 2018	1.50-1.75	2.74	0.1	0.1	(0.3)	(0.6)
December 31, 2017	1.25-1.50	2.41	0.1	0.1	(0.3)	(0.6)

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

(b)

The variance in sensitivity at March 31, 2018 compared to December 31, 2017 is in large part due to prepayment speeds, forecasted portfolio and leverage.  Also affecting the variance are loans underlying the portfolio subject to caps, as well as the effects of changes in projected net interest margins between the periods.  See “Residential Mortgage Investments” for further discussion of the characteristics of the Company’s residential ARM portfolio.

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

The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of current and anticipated future 30- and 90-day secured borrowings and the 20-year floating-rate periods of unsecured borrowings.  Variable-rate payments to be received on swap agreements are recorded in interest expense as an offset to interest owed on related designated borrowings while fixed-rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments.  See NOTE 6 to the consolidated financial statements (included under Item 1 of this report) and “Financial Condition – Residential Mortgage Investments” for additional information regarding the Company’s current use of derivatives and its related risk management policies.

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

For a further discussion of these and other factors that could impact our future results and performance, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission on February 20, 2018.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.    Controls and Procedures

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2018.

PART II. — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors during the three months ended March 31, 2018 from those previously disclosed in “Risk Factors” under Part I, Item 1A of our 2017 Form 10-K.

ITEM 6.    EXHIBITS

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(6)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(7)
10.04	Second Amended and Restated Incentive Bonus Plan.(8)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	2016 Annual Incentive Compensation Program.(9)
10.07	Form of restricted stock agreement for employees. (9)
10.08	2016 Long-Term Performance Unit Award Criteria. (9)
10.09	Form of performance unit agreement for employees. (9)
10.10	2017 Annual Incentive Compensation Program.(10)
10.11	Form of restricted stock agreement for employees. (10)
10.12	2017 Long-Term Performance Unit Award Criteria. (10)
10.13	Form of performance unit agreement for employees. (10)
10.14	2018 Annual Incentive Compensation Program.(11)
10.15	Form of restricted stock agreement for employees. (11)
10.16	2018 Long-Term Performance Unit Award Criteria. (11)
10.17	Form of performance unit agreement for employees. (11)
10.18	Consulting Agreement, dated July 14, 2016, by and between the Company and Andrew F. Jacobs. (12)
10.19	Sales Agreement, dated December 6, 2017, by and between the Company and the Sales Manager. (13)
10.20	Form of Change in Control/Severance Agreement for executive officers(14)
12	Computation of ratio of net income to fixed charges and ratio of net income to combined fixed charges and preferred stock dividends.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

Exhibit Number	DESCRIPTION

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 5, 2011, for the event dated May 4, 2011.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 4, 2016, for the event dated February 1, 2016.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 5, 2017, for the event dated January 3, 2017.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 4, 2018, for the event dated January 3, 2018.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on July 15, 2016, for the event dated July 14, 2016.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on December 11, 2017, for the event dated December 6, 2017.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2017.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: April 30, 2018	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer

Date: April 30, 2018	By:	/s/ LANCE J. PHILLIPS
Lance J. Phillips
Senior Vice President, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)