Form 10-Q
period 2018-06-30
CAPSTEAD MORTGAGE CORP
filed 2018-07-30
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES              NO     ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	92,503,016 as of July 30, 2018

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

ITEM 1.    FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except pledged and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Residential mortgage investments ($12.58 and $12.98 billion pledged at June 30, 2018 and December 31, 2017, respectively)	$13,017,107	$13,454,098
Cash collateral receivable from interest rate swap counterparties	33,630	42,506
Cash and cash equivalents	57,403	103,907
Receivables and other assets	148,215	132,938
	$13,256,355	$13,733,449
Liabilities
Secured borrowings	$11,936,869	$12,331,060
Interest rate swap agreements at fair value	16,161	23,772
Unsecured borrowings	98,241	98,191
Common stock dividend payable	13,232	18,487
Accounts payable and accrued expenses	22,996	23,063
	12,087,499	12,494,573
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
7.50% Cumulative Redeemable Preferred Stock, Series E, 10,329 shares issued and outstanding ($258,226 aggregate liquidation preference) at June 30, 2018 and December 31, 2017	250,946	250,946
Common stock - $0.01 par value; 250,000 shares authorized:
92,446 and 95,698 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	924	957
Paid-in capital	1,237,812	1,271,425
Accumulated deficit	(346,570)	(346,570)
Accumulated other comprehensive income	25,744	62,118
	1,168,856	1,238,876
	$13,256,355	$13,733,449

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Interest income:
Residential mortgage investments	$65,202	$56,103	$134,340	$110,944
Other	305	238	713	391
	65,507	56,341	135,053	111,335
Interest expense:
Secured borrowings	(48,241)	(33,850)	(93,262)	(62,090)
Unsecured borrowings	(1,900)	(1,900)	(3,791)	(3,791)
	(50,141)	(35,750)	(97,053)	(65,881)
	15,366	20,591	38,000	45,454
Other revenue (expense):
Compensation-related expense	(1,560)	(1,833)	(3,608)	(2,948)
Other general and administrative expense	(899)	(1,276)	(2,136)	(2,338)
Miscellaneous other revenue	81	67	152	82
	(2,378)	(3,042)	(5,592)	(5,204)
Net income	$12,988	$17,549	$32,408	$40,250

Net income available to common stockholders:
Net income	$12,988	$17,549	$32,408	$40,250
Less preferred stock dividends	(4,842)	(4,018)	(9,684)	(7,882)
	$8,146	$13,531	$22,724	$32,368
Net income per common share:
Basic and diluted	$0.09	$0.14	$0.24	$0.34

Weighted average common shares outstanding:
Basic	92,001	95,756	92,709	95,755
Diluted	92,121	95,916	92,810	95,895

Cash dividends declared per share:
Common	$0.14	$0.21	$0.30	$0.42
Series E preferred	0.47	0.47	0.94	0.94

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net income	$12,988	$17,549	$32,408	$40,250

Other comprehensive (loss) income
Amounts related to available-for-sale securities:
Change in net unrealized gains (losses)	(16,512)	(11,420)	(60,565)	(7,424)
Amounts related to cash flow hedges:
Change in net unrealized gains (losses)	7,873	(6,487)	38,805	1,609
Reclassification adjustment for amounts included in net income	(9,971)	(655)	(14,614)	1,006
	(18,610)	(18,562)	(36,374)	(4,809)
Comprehensive (loss) income	$(5,622)	$(1,013)	$(3,966)	$35,441

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30
	2018	2017
Operating activities:
Net income	$32,408	$40,250
Noncash items:
Amortization of investment premiums	55,939	64,046
Amortization of equity-based awards	842	1,274
Other depreciation and amortization	53	59
Change in recorded measureable hedge ineffectiveness on interest rate swap agreements designated as cash flow hedges	–	899
Net change in receivables, other assets, accounts payable and accrued expenses	(6,082)	1,716
Net cash provided by operating activities	83,160	108,244
Investing activities:
Purchases of residential mortgage investments	(1,415,579)	(2,275,907)
Interest receivable acquired with the purchase of residential mortgage investments	(2,704)	(3,613)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	1,721,856	1,913,662
Net cash provided by (used in) investing activities	303,573	(365,858)
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	96,246,580	75,996,185
Principal payments on repurchase arrangements and similar borrowings	(96,640,768)	(75,687,347)
Increase (decrease) in cash collateral receivable from interest rate swap counterparties	8,876	(17,858)
Net proceeds from interest rate swap settlements	24,222	9,775
Proceeds from issuance of preferred shares	–	9,845
Common stock repurchases	(29,472)	–
Other capital stock transactions	(72)	(261)
Dividends paid	(42,603)	(50,231)
Net cash (used in) provided by financing activities	(433,237)	260,108
Net change in cash and cash equivalents	(46,504)	2,494
Cash and cash equivalents at beginning of period	103,907	56,732
Cash and cash equivalents at end of period	$57,403	$59,226

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2018.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

	Quarter Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Basic net income per common share
Numerator for basic net income per common share:
Net income	$12,988	$17,549	$32,408	$40,250
Preferred stock dividends	(4,842)	(4,018)	(9,684)	(7,882)
Earnings participation of unvested equity awards	(28)	(40)	(60)	(80)
	$8,118	$13,491	$22,664	$32,288
Denominator for basic net income per common share:
Average number of shares of common stock outstanding	92,447	96,063	93,153	96,062
Average unvested stock awards outstanding	(446)	(307)	(444)	(307)
	92,001	95,756	92,709	95,755
	$0.09	$0.14	$0.24	$0.34
Diluted net income per common share
Numerator for diluted net income per common share:
Numerator for basic net income per common share	$8,118	$13,491	$22,664	$32,288
Denominator for diluted net income per common share:
Denominator for basic net income per common share	92,001	95,756	92,709	95,755
Net effect of dilutive equity awards	120	160	101	140
	92,121	95,916	92,810	95,895
	$0.09	$0.14	$0.24	$0.34

NOTE 4 — RESIDENTIAL mortgage investments

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (c)
June 30, 2018
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$189	$1	$190	$190	6.50%	6.21%
ARMs	9,762,776	295,010	10,057,786	10,053,674	3.15	1.98
Ginnie Mae ARMs	2,892,545	79,082	2,971,627	2,960,418	3.02	2.06
	12,655,510	374,093	13,029,603	13,014,282	3.12	2.00
Residential mortgage loans:
Fixed-rate	600	1	601	601	6.77	5.44
ARMs	1,101	7	1,108	1,108	4.04	3.52
	1,701	8	1,709	1,709	5.00	4.19
Collateral for structured financings	1,098	18	1,116	1,116	8.24	7.43
	$12,658,309	$374,119	$13,032,428	$13,017,107	3.12	2.00
December 31, 2017
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$265	$1	$266	$266	6.51%	6.22%
ARMs	10,216,099	313,547	10,529,646	10,578,364	2.97	1.93
Ginnie Mae ARMs	2,791,340	84,297	2,875,637	2,872,163	2.78	1.83
	13,007,704	397,845	13,405,549	13,450,793	2.93	1.91
Residential mortgage loans:
Fixed-rate	645	1	646	646	6.74	5.32
ARMs	1,211	7	1,218	1,218	4.04	3.19
	1,856	8	1,864	1,864	4.98	3.91
Collateral for structured financings	1,418	23	1,441	1,441	7.94	7.67
	$13,010,978	$397,876	$13,408,854	$13,454,098	2.93	1.91

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
(b)

Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date.  Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments.

(c)

Average yield is presented for the quarter then ended and is based on the cash component of interest income expressed as a percentage calculated on an annualized basis on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums.  Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

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

Fixed-rate investments consist of residential mortgage loans and Agency Securities backed by residential mortgage loans with fixed rates of interest.  ARMs are adjustable-rate Agency Securities backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period.  After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities typically either (i) adjust annually based on specified margins over the one-year London interbank offered rate (“LIBOR”) or the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of June 30, 2018, the average months to roll for the Company’s $6.91 billion (amortized cost basis) in current-reset ARM investments was 6.4 months while the average months to roll for the Company’s $6.12 billion (amortized cost basis) in longer-to-reset ARM investments was 42.6 months.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
June 30, 2018
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$12,549,566	$31,684	$11,906,901	2.16%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	31,962	75	28,852	2.09
Similar borrowings:
Collateral for structured financings	1,116	–	1,116	8.24
	$12,582,644	$31,759	$11,936,869	2.16
Quarter-end borrowing rates adjusted for effects of related derivative financial instruments (Derivatives) held as cash flow hedges				1.78

December 31, 2017
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$12,943,193	$30,646	$12,296,546	1.60%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	35,568	75	33,073	1.53
Similar borrowings:
Collateral for structured financings	1,441	–	1,441	7.94
	$12,980,202	$30,721	$12,331,060	1.60
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				1.46

Average secured borrowings outstanding during the indicated periods differed from respective ending balances primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	June 30, 2018		December 31, 2017
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives held as cash flow hedges for the indicated periods	$11,914,562	1.62%	$12,408,550	1.29%

NOTE 6 — USE OF DERIVATIVES, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

Capstead attempts to mitigate exposure to higher interest rates by entering into one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements for terms of two and three years.  These Derivatives are designated as cash flow hedges of the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day secured borrowings.  This hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the designated borrowings, leaving the fixed-rate swap payments as the Company’s effective borrowing rate, subject to certain adjustments.  These adjustments include differences between variable-rate payments received on the swap agreements and related unhedged borrowing rates as well as the effects of any measured hedge ineffectiveness.  Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

During the quarter and six months ended June 30, 2018, Capstead entered into swap agreements with notional amounts of $700 million and $1.2 billion requiring fixed-rate interest payments averaging  2.75% and 2.62%, respectively. Also during the quarter and six months ended June 30, 2018, $600 million and $2.3 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.79% and 0.77% matured, respectively.  At June 30, 2018, the Company’s portfolio financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Third quarter 2018	$400,000	0.88%
Fourth quarter 2018	800,000	1.15
First quarter 2019	950,000	1.58
Second quarter 2019	1,650,000	1.33
Third quarter 2019	550,000	1.40
Fourth quarter 2019	700,000	1.72
First quarter 2020	600,000	2.07
Second quarter 2020	600,000	2.68
Third quarter 2020	200,000	1.64
Fourth quarter 2020	200,000	2.04
First quarter 2021	100,000	2.67
Second quarter 2021	200,000	2.87
	$6,950,000

The Company has three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million and average fixed rates of 4.09% with 20-year payment terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings.  These Derivatives are designated as cash flow hedges of the variability of the underlying contractual rate associated with the floating-rate terms of these long-term borrowings which began on various dates between October 2015 and September 2016.

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

The fair value of exchange-traded swap agreements held as cash flow hedges of Secured borrowings is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a significantly reduced fair value amount representing the unsettled fair value of these Derivatives.  Non-exchange traded swap agreements held as cash flow hedges of Unsecured borrowings are reported at fair value calculated excluding accrued interest.  At June 30, 2018, Cash collateral receivable from interest rate swap counterparties includes initial margin for all swap agreements and variation margin for non-exchange traded swap agreements.  Accrued interest for non-exchange traded swap agreements is included in Accounts payable and accrued expenses.

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	June 30	December 31
	Location	2018	2017
Balance sheet-related
Swap agreements in a loss position (a liability) related to
unsecured borrowings	(a)	$(16,161)	$(23,772)
Related net interest payable	(b)	(407)	(484)
		$(16,568)	$(24,256)

(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.  The amount of unrealized gains, net of unrealized losses, scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of current market rates in excess of fixed-rate swap payments totaled $40.7 million at June 30, 2018.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Quarter Ended June 30		Six Months Ended June 30
	Net Income	2018	2017	2018	2017
Income statement-related
Components of Secured borrowings-related effects on interest expense:
Amount of gain (loss) reclassified from Accumulated other comprehensive income		$10,445	$1,387	$15,692	$500
Amount of loss recognized in income		–	(1,108)	—	(1,501)
	(a)	10,445	279	15,692	(1,001)
Component of Unsecured borrowings-related effects on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income	(b)	(474)	(732)	(1,078)	(1,506)
Decrease (increase) in interest expense and increase (decrease) in Net income as a result of the use of Derivatives		$9,971	$(453)	$14,614	$(2,507)

Other comprehensive income-related
Amount of gain recognized in Other comprehensive income		$7,873	$(6,487)	$38,805	$1,609

(a)	Included in “Interest expense: Secured borrowings” on the face of the Statements of Income.
(b)	Included in “Interest expense: Unsecured borrowings” on the face of the Statements of Income.

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

Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (b)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets (a)	Sheet (a)	Sheet	Instruments	Received	Amount
June 30, 2018
Counterparty 4	$51,399	$(51,399)	$–	$–	$–	$–
December 31, 2017
Counterparty 4	$30,676	$(30,676)	$–	$–	$–	$–

(a)

Included in gross amounts of recognized assets at June 30, 2018 is the fair value of exchange-traded swap agreements, calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with these swaps at June 30, 2018.

(b)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities (a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
June 30, 2018
Derivatives by counterparty:
Counterparty 1	$16,568	$–	$16,568	$–	$(16,568)	$–
Counterparty 4	808	(808)	–	–	–	–
	17,376	(808)	16,568	–	(16,568)	–
Borrowings under repurchase arrangements (d)	11,943,034	–	11,943,034	(11,943,034)	–	–
	$11,960,410	$(808)	$11,959,602	$(11,943,034)	$(16,568)	$–
December 31, 2017
Derivatives by counterparty:
Counterparty 1	$24,256	$–	$24,256	$–	$(24,256)	$–
Counterparty 4	3,701	(3,701)	–	–	–	–
	27,957	(3,701)	24,256	–	(24,256)	–
Borrowings under repurchase arrangements (d)	12,337,299	–	12,337,299	(12,337,299)	–	–
	$12,365,256	$(3,701)	$12,361,555	$(12,337,299)	$(24,256)	$–

(a)

Included in gross amounts of recognized liabilities at June 30, 2018 is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange-traded swap agreements (Counterparty 4), calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swap agreements at June 30, 2018.

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

(d)	Amounts include accrued interest payable of $7.3 million and $7.7 million on borrowings under repurchase arrangements as of June 30, 2018 and December 31, 2017, respectively.

Changes in Accumulated other comprehensive income by component for the quarter and six months ended June 30, 2018 were as follows (in thousands):

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at March 31, 2018	$43,163	$1,191	$44,354
Activity for the quarter ended June 30, 2018:
Other comprehensive income (loss) before reclassifications	7,873	(16,512)	(8,639)
Amounts reclassified from accumulated other comprehensive income	(9,971)	–	(9,971)
Other comprehensive income (loss)	(2,098)	(16,512)	(18,610)
Balance at June 30, 2018	$41,065	$(15,321)	$25,744

Balance at December 31, 2017	$16,874	$45,244	$62,118
Activity for the six months ended June 30, 2018:
Other comprehensive income (loss) before reclassifications	38,805	(60,565)	(21,760)
Amounts reclassified from accumulated other comprehensive income	(14,614)	–	(14,614)
Other comprehensive income (loss)	24,191	(60,565)	(36,374)
Balance at June 30, 2018	$41,065	$(15,321)	$25,744

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

	June 30, 2018		December 31, 2017
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,334	7.89%	$34,315	7.90%
December 2035 ($40,000 face amount)	39,340	7.65	39,320	7.66
September 2036 ($25,000 face amount)	24,567	7.69	24,556	7.70
	$98,241	7.75	$98,191	7.75

NOTE 8 — Capital transactions

On November 1, 2017, Capstead’s Board of Directors authorized the reinstatement of its previously unused $100 million common stock repurchase program. During the quarter and six months ended June 30, 2018 the Company repurchased 48,000 and 3.4 million shares of common stock in the open market for approximately $410,000 and $29.5 million (an average repurchase price, including program costs, of $8.57 and $8.60 per share), leaving a remaining repurchase program authorization of approximately $67 million.  Repurchases made pursuant to the program are made in the open market in accordance with and as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any future repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors including alternative capital investment opportunities.  In addition, the Company may enter into Rule 10b5-1 plans under which repurchases can be made. The authorization does not obligate the Company to acquire any particular amount of common stock and repurchases under the program and the program itself may be suspended or discontinued at the Company’s discretion without prior notice.

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

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$1,709	$1,700	$1,864	$1,900
Lending counterparty investments	5,002	5,002	5,002	5,002
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	–	–	33,073	33,100
Unsecured borrowings	98,241	80,500	98,191	74,100
Unsecured borrowings-related interest rate swap agreements	16,161	16,161	23,772	23,772

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
June 30, 2018
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,057,786	$75,587	$79,699	$10,053,674
Ginnie Mae	2,971,627	9,485	20,694	2,960,418
Residential mortgage securities classified as held-to-maturity	1,306	7	–	1,313

December 31, 2017
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	10,529,646	85,740	37,022	10,578,364
Ginnie Mae	2,875,637	8,958	12,432	2,872,163
Residential mortgage securities classified as held-to-maturity	1,706	17	–	1,723

	June 30, 2018		December 31, 2017
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$2,374,505	$40,572	$2,552,668	$26,701
Less than one year	4,359,229	59,821	4,665,883	22,752
	$6,733,734	$100,393	$7,218,551	$49,453

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

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments were considered other-than-temporarily impaired at June 30, 2018.

NOTE 10 — COMPENSATION PROGRAMS

Capstead’s annual and long-term incentive compensation programs for key executives are largely nondiscretionary, formulaic and target-based, utilizing multiple pre-established performance goals (referred to as “metrics”) and defined threshold, target and maximum award amounts determined by reference to established percentages of base salaries. Metrics used include (a) relative and absolute economic return (change in book value per common share plus common stock dividends divided by beginning book value per common share), (b) relative operating cost efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), (c) relative total stockholder return (change in stock price plus reinvested dividends, and (d) attainment of individual goals and objectives.  Each performance metric is assigned a weighting and performance relative to each metric is calculated separately. No awards can be earned for performance below defined threshold return levels and awards are capped for performance above defined maximum return levels. Awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At June 30, 2018, this plan had 3,369,164 shares of common stock remaining available for future issuances.

Short-term Incentive Compensation Programs

Under the provisions of Capstead’s annual incentive compensation program, participating executives have overall target award opportunities ranging from 75% to 125% of base salary. Included in Accounts payable and accrued expenses at June 30, 2018 are annual incentive compensation accruals for participating executives, together with discretionary accruals for all other employees, totaling $749,000. Recognized in Compensation-related expense are $181,000 and $749,000 related to annual incentive compensation for all employees for the quarter and six months ended June 30, 2018, respectively.

The Company administers an additional performance-based short-term incentive compensation program for key executives that provides for quarterly cash payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting shares of common stock (“Dividend Equivalent Rights” or “DERs”).  DERs only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  Included in Accounts payable and accrued expenses are second quarter 2018 DERs distribution amounts totaling $84,000 that were paid in July 2018. Recognized in Compensation-related expense are $84,000 and $180,000 related to the DERs program for the quarter and six months ended June 30, 2018, respectively.

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

Pursuant to this program, in January 2018 and 2017, as well as February 2016, respectively, the Company granted 183,137, 148,894 and 269,354 RSUs with three-year performance periods ending December 31, 2020, 2019 and 2018.  Initial grant date fair values developed for compensation cost purposes of $8.71, $10.52 and $8.03 were assigned to the units of each grant, respectively. Amounts actually expensed are largely predicated on estimated performance metric attainment. Recognized in Compensation-related expense are $14,000 and $17,000 related to this program during the quarter and six months ended June 30, 2018, respectively.  Included in Common stock dividends payable at June 30, 2018 are estimated dividends payable pertaining to these awards of $116,000.

RSU activity for the six months ended June 30, 2018 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSU awards outstanding at December 31, 2017	435,976	$9.10
January 2018 grants	183,137	8.71
Forfeiture of remaining 2015 grants	(117,255)	8.83
Unvested RSU awards outstanding at June 30, 2018	501,858	9.02

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

As a component of the Company’s director compensation program, directors are granted service-based stock awards annually upon election or re-election to the board of directors that vest approximately one year from issuance.  In July 2017 director common stock awards for a total of 41,797 shares with a grant date fair value of $10.05 per share were granted that vested in July 2018.

Performance-based and service-based stock award activity for the quarter ended June 30, 2018 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2017	296,940	$9.90
Grants	183,734	8.60
Vestings	(34,899)	12.47
Unvested stock awards outstanding at June 30, 2018	445,775	9.17

During the quarter and six months ended June 30, 2018, the Company recognized in Compensation-related expense $308,000 and $615,000, respectively, related to amortization of the grant date fair value of employee stock awards.  In addition, the Company recognized in Other general and administrative expense $105,000 and $210,000 related to amortization of the grant date fair value of director stock awards during the quarter and six months ended June 30, 2018, respectively.  Unrecognized compensation expense for unvested stock awards for employees and directors totaled $2.2 million as of June 30, 2018, to be expensed over a weighted average period of 1.5 years.

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

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital totaled $1.27 billion at June 30, 2018, consisting of $918 million of common and $251 million of preferred stockholders’ equity, together with $98 million of unsecured borrowings maturing in 2035 and 2036 (recorded amounts).  Long-term investment capital decreased $70 million during the first half of 2018 as a result of common stock repurchases totaling $29 million as well as declines in portfolio valuations that outstripped increases in swap gains ($36 million net decline) and dividend distributions in excess of earnings ($5 million).

Book value per common share (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) declined 3.9% ($0.40) to $9.85 per share during the first half of 2018, as declines in portfolio value and dividend distributions in excess of earnings were only partially offset by swap gains and common stock repurchases.

Capstead’s residential mortgage investments portfolio decreased $437 million during the first half of 2018 to $13.02 billion at June 30, 2018 as a portion of capital made available from portfolio runoff was used to repurchase common shares and the portfolio declined in value. Secured borrowings decreased $394 million to $11.94 billion.  Portfolio leverage (secured borrowings divided by long-term investment capital) increased to 9.42 to one at June 30, 2018 from 9.22 to one at December 31, 2017.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $13 million and $32 million or $0.09 and $0.24 per diluted common share for the quarter and six months ended June 30, 2018, compared to $18 million and $40 million or $0.14 and $0.34 per diluted common share for the same periods in 2017, respectively. Capstead’s earnings in the 2018 periods benefited from higher cash yields and lower investment premium amortization due to lower mortgage prepayment rates while being negatively impacted by higher borrowing costs driven by Federal Reserve actions to increase the Federal Funds rate by 25 basis points in December 2017, March 2018 and, to a lesser extent, June 2018. The Company declared a second quarter 2018 common dividend of $0.14 per share that was paid on July 20, 2018 to holders of record on June 30, 2018.

Common Stock Repurchase Program

The Company repurchased 3.4 million shares of common stock in the open market during the six months ended June 30, 2018 at an average repurchase price, including program costs, of $8.60 per share, or approximately 83.9% of the Company’s December 31, 2017 book value per common share. These repurchases, which primarily occurred during the first quarter of 2018, generated $0.06 per common share in book value accretion. Approximately $67 million remains under the repurchase program.

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

The following table illustrates the progression of Capstead’s book value per common share as well as changes in book value expressed as percentages of beginning book value for the quarter and six months ended June 30, 2018:

	Quarter Ended June 30, 2018		Six Months Ended June 30, 2018
Book value per common share, beginning of period	$10.10		$10.25
Change in net unrealized gains on mortgage securities classified as available-for-sale	(0.18)		(0.66)
Change in net unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Secured borrowings	(0.04)		0.18
Unsecured borrowings	0.02		0.08
	(0.20)	(2.0)%	(0.40)	(3.9)%
Capital transactions:
Accretion from common stock repurchases	–		0.06
Dividend distributions in excess of earnings	(0.05)		(0.05)
Stock compensation-related activity	–		(0.01)
	(0.05)	(0.5)%	–	–%
Book value per common share, end of period	$9.85		$9.85
Decrease in book value per common share during the indicated periods	$(0.25)	(2.5)%	$(0.40)	(3.9)%

Residential Mortgage Investments

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter and six months ended June 30, 2018 (dollars in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Residential mortgage investments, beginning of period	$13,052,071	$13,454,098
Portfolio acquisitions (principal amount)	933,920	1,383,396
Investment premiums on acquisitions*	20,279	32,183
Portfolio runoff (principal amount)	(942,332)	(1,736,066)
Investment premium amortization*	(30,319)	(55,939)
Decrease in net unrealized gains on securities classified as available-for-sale	(16,512)	(60,565)
Residential mortgage investments, end of period	$13,017,107	$13,017,107
Decrease in residential mortgage investments during the indicated periods	$(34,964)	$(436,991)

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at June 30, 2018 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$3,872,392	3.44%	4.28%	1.68%	2.86%	9.24%	6.1
Freddie Mac Agency Securities	1,634,833	3.42	4.48	1.79	2.34	9.08	7.4
Ginnie Mae Agency Securities	1,402,399	2.93	3.85	1.51	1.06	8.35	6.1
Residential mortgage loans	1,108	4.04	4.49	2.11	1.72	11.17	5.1
(53% of total)	6,910,732	3.33	4.24	1.67	2.37	9.02	6.4
Longer-to-reset ARMs:
Fannie Mae Agency Securities	3,029,563	2.84	4.35	1.59	3.10	7.84	41.4
Freddie Mac Agency Securities	1,520,998	2.76	4.40	1.64	2.74	7.83	38.7
Ginnie Mae Agency Securities	1,569,228	3.10	3.83	1.50	1.01	8.11	48.5
(47% of total)	6,119,789	2.88	4.23	1.58	2.16	7.92	42.6
	$13,030,521	3.12	4.24	1.63	2.29	8.58	23.5
Gross WAC (rate paid by borrowers) (c)		3.71

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At June 30, 2018, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 102.96.  This table excludes $2 million in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)

Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments.  As such, it is similar to the cash yield on the portfolio which is calculated using amortized cost basis.  Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date.  Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps.  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 73% of current-reset ARMs were subject to periodic caps averaging 1.76%; 20% were subject to initial caps averaging 3.10%; 7% were subject to lifetime caps averaging 6.87%; and less than 1% were not subject to a cap.  All longer-to-reset ARM securities at June 30, 2018 were subject to initial caps.

(c)

Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

After consideration of any applicable initial fixed-rate periods, at June 30, 2018 approximately 90%, 5% and 3% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively, while approximately 2% reset every five years.  Approximately 80% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at June 30, 2018 approximately 5% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 20 months.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

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

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.5 percent and ranged from 3.0 to 5.0 percent of the fair value of pledged residential mortgage pass-through securities at June 30, 2018.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $670 million of capital at risk with its lending counterparties at June 30, 2018.  The Company did not have capital at risk with any single counterparty exceeding 6% of total stockholders’ equity at June 30, 2018.

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

As of June 30, 2018, the Company’s secured borrowings totaled $11.94 billion with 24 counterparties at average rates of 2.16%, before the effects of currently-paying interest rate swap agreements held as cash flow hedges and 1.78% including the effects of these derivatives.  The Company typically uses two- and three-year term interest rate swap agreements with variable rate receipts based on either one-month or three-month LIBOR to help mitigate exposure to rising short-term interest rates.  At quarter-end the Company held $6.95 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the second quarter of 2021 and a weighted average expiration of 14 months.

After consideration of all portfolio financing-related swap positions entered into as of quarter-end, the Company’s residential mortgage investments and secured borrowings had estimated durations at June 30, 2018 of 12 and 8 months, respectively, for a net duration gap of approximately 4 months – see “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-maturity secured borrowings, if available at attractive rates and terms.

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

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of June 30, 2018 in comparison with December 31, 2017 (in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Residential mortgage investments	$13,017,107	$11,936,869	$1,080,238	$489,792
Cash collateral receivable from swap counterparties, net (c)			17,469	–
Other assets, net of other liabilities			169,390	57,403
Balances as of June 30, 2018:	$13,017,107	$11,936,869	$1,267,097	$547,195	9.42:1

Balances as of December 31, 2017	$13,454,098	$12,331,060	$1,337,067	$613,791	9.22:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
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

Future levels of portfolio leverage will be dependent on many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”). Portfolio leverage increased from year-end primarily due to the decline in the market value of assets pledged. Potential liquidity declined during this period primarily as a result of the increase in leverage along with a decline in long-term investment capital. Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Supplemental Analysis of Quarterly Financing Spreads

Quarterly financing spreads and mortgage prepayment rates were as follows for the indicated periods:

	2018		2017				2016
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Total financing spreads: (a)
Yields on all interest-earning assets	2.00%	2.07%	1.90%	1.68%	1.65%	1.67%	1.49%	1.45%
Borrowing rates on all interest-paying liabilities	1.67	1.52	1.34	1.22	1.13	0.99	0.94	0.89
Total financing spreads	0.33	0.55	0.56	0.46	0.52	0.68	0.55	0.56

Financing spreads on residential mortgage investments, a non- GAAP financial measure:
Cash yields on residential mortgage investments (b)	2.93	2.85	2.79	2.72	2.66	2.60	2.55	2.52
Investment premium amortization (b)	(0.93)	(0.77)	(0.88)	(1.03)	(1.00)	(0.93)	(1.05)	(1.06)
Yields on residential mortgage investments	2.00	2.08	1.91	1.69	1.66	1.67	1.50	1.46
Unhedged secured borrowing rates (c)	1.97	1.64	1.39	1.33	1.09	0.89	0.79	0.69
Hedged secured borrowing rates (c)	1.36	1.35	1.23	1.10	1.08	0.96	0.95	0.93
Secured borrowing rates	1.62	1.47	1.29	1.17	1.08	0.93	0.89	0.84
Financing spreads on residential mortgage investments	0.38	0.61	0.62	0.52	0.58	0.74	0.61	0.62
Constant prepayment rate (“CPR”)	23.82	19.64	22.50	25.77	24.69	22.93	25.59	25.80

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

(c)

Unhedged borrowing rates represent average rates on secured borrowings, before consideration of related currently-paying interest rate swap agreements.  Hedged borrowing rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements held for portfolio hedging purposes adjusted for differences between LIBOR-based variable-rate payments received on these swaps and unhedged borrowing rates, as well as the effects of any hedge ineffectiveness.  Average fixed-rate swap payments were 1.53% and 1.34% for the second and first quarters of 2018, while variable-rate payment adjustments and clearing fees equated to (0.17)% and 0.01% on average currently-paying swap notional amounts outstanding for the same periods.  During 2017, fixed-rate swap payments averaged 1.04% while variable-rate payment adjustments averaged 0.05% on average notional amounts outstanding.

Cash yields continue to benefit from higher coupon interest rates as mortgage loans underlying the Company’s current-reset ARM securities reset to higher rates based on higher prevailing six- and 12-month interest rate indices.  The majority of these loans reset annually based on margins over indices, such as 12-month LIBOR, which increased 65 bps during the first half of 2018 to 2.76% after increasing 42 bps during 2017.

Seasonal factors such as the summer home buying season and available processing days impact portfolio yield adjustments through investment premium amortization ultimately driven by prepayment levels. Prepayment levels are also heavily influenced by the availability of mortgage financing at attractive terms and the overall health of the housing markets. Prepayment levels, as measured by CPR, were lower in the first half of 2018 than the same period in 2017. Prepayments increased more between the second and first quarters of 2018 than in the corresponding periods in 2017. Much of the increase is consistent with seasonal factors seen over past periods. However, with the recent flattening of the yield curve, more homeowners with currently resetting mortgages are taking advantage of opportunities to refinance. Management believes it is reasonable to expect third quarter prepayment levels to be similar to second quarter levels before receding in the fourth quarter with the end of the summer home buying season.

Higher unhedged borrowing rates are heavily influenced by the Federal Reserve’s actions to increase the Federal Funds Rate. Increases thus far in 2018 are primarily attributable to the 25 basis point Federal Funds Rate increases in December 2017, March 2018 and, to a lesser extent, June 2018, while 2017 borrowing rates were impacted by four 25 basis point increases between December 2016 and December 2017. Fixed swap rates generally increased over the periods presented as older, lower-rate swap agreements expired and newer, higher-rate swaps were entered into in order to provide important balance sheet and future financing spread protection, particularly as it pertains to additions to the longer-to-reset portion of the Company’s ARM securities portfolio.  Swap rates in recent quarters benefited from holding more swaps linked to three-month rather than one-month LIBOR.

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

	2018		2017				2016
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Total financing spreads	0.33%	0.55%	0.56%	0.46%	0.52%	0.68%	0.55%	0.56%
Impact of yields on other interest-earning assets*	–	0.01	0.01	0.01	0.01	–	0.01	0.01
Impact of borrowing rates on other interest-paying liabilities*	0.05%	0.05	0.05	0.05	0.05	0.06	0.05	0.05
Financing spreads on residential mortgage investments	0.38%	0.61	0.62	0.52	0.58	0.74	0.61	0.62

	Six Months Ended
	June 30
	2018	2017
Total financing spreads	0.44%	0.60%
Impact of yields on other interest-earning assets*	0.01	0.01
Impact of borrowing rates on other interest-paying liabilities*	0.05	0.05
Financing spreads on residential mortgage investments	0.50	0.66

*

Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of unsecured borrowings (at average borrowing rates of 7.74% and 7.70% for the second and first quarters of 2018) and, at times, cash collateral payable to interest rate swap counterparties.

RESULTS OF OPERATIONS

	Quarter Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments
(before investment premium amortization)	$95,521	$89,764	$190,279	$174,990
Investment premium amortization	(30,319)	(33,661)	(55,939)	(64,046)
Related interest expense	(48,241)	(33,850)	(93,262)	(62,090)
	16,961	22,253	41,078	48,854
Other interest income (expense)	(1,595)	(1,662)	(3,078)	(3,400)
	15,366	20,591	38,000	45,454
Other revenue (expense):
Compensation-related expense	(1,560)	(1,833)	(3,608)	(2,948)
Other general and administrative expense	(899)	(1,276)	(2,136)	(2,338)
Miscellaneous other revenue	81	67	152	82
	(2,378)	(3,042)	(5,592)	(5,204)
Net income	$12,988	$17,549	$32,408	$40,250
Net income per diluted common share	$0.09	$0.14	$0.24	$0.34
Average diluted shares outstanding	92,121	95,916	92,810	95,895
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	2.93%	2.66%	2.89%	2.63%
Investment premium amortization	(0.93)	(1.00)	(0.85)	(0.96)
Adjusted yields	2.00	1.66	2.04	1.67
Other interest-earning assets	1.69	0.76	1.46	0.65
Total average yields	2.00	1.65	2.03	1.66
Average borrowing rates:
Secured borrowings:
Unhedged borrowing rates	1.97	1.09	1.80	0.99
Hedged borrowing rates	1.36	1.08	1.36	1.02
Adjusted secured borrowing rates	1.62	1.08	1.54	1.01
Unsecured borrowings	7.74	7.74	7.72	7.73
Total average borrowing rates	1.67	1.13	1.59	1.06
Average total financing spreads	0.33	0.52	0.44	0.60
Average financing spreads on residential mortgage investments, a non-GAAP financial measure (a)	0.38	0.58	0.50	0.66
Average CPR	23.82	24.69	21.73	23.81
Average balance information:
Residential mortgage investments (cost basis)	$13,025	$13,502	$13,163	$13,303
Other interest-earning assets	72	125	97	119
Secured borrowings	11,915	12,503	12,074	12,296
Unsecured borrowings (included in long-term investment capital)	98	98	98	98
Long-term investment capital (“LTIC”)	1,280	1,359	1,297	1,360
Operating costs as a percentage of average LTIC	0.77%	0.92%	0.89%	0.78%
Return on average LTIC	4.66	5.74	5.66	6.53
Return on average common equity capital	3.51	5.13	4.83	6.15

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

Capstead’s net income totaled $13 million and $32 million or $0.09 and $0.24 per diluted common share for the quarter and six months ended June 30, 2018, compared to $18 million and $40 million or $0.14 and $0.34 per diluted common share for the same periods in 2017.  Earnings in the first half of 2018 benefited from higher cash yields and lower investment premium amortization due to lower mortgage prepayment rates while being negatively impacted by higher borrowing costs.

Interest income on residential mortgage investments was higher by $9.1 million and $23.4 million for the quarter and six months ended June 30, 2018 compared to the same periods in 2017.  The increases are attributable to $11.1 million and $24.6 million in increases related to higher average yields, net of $2.0 million and $1.2 million in decreases related to lower average portfolio balances.

Interest expense on secured borrowings was higher by $14.4 million and $31.2 million for the quarter and six months ended June 30, 2018 compared to the same periods in 2017.  The increases are attributable to $16.1 million and $32.3 million in increases related to higher average borrowing rates, net of $1.7 million and $1.1 million in decreases related to lower average borrowings.

Yields on residential mortgage investments increased 34 and 37 basis points compared to the same periods in 2017, averaging 2.00% and 2.04% for the quarter and six months ended June 30, 2018. Cash yields increased 27 and 26 basis points, averaging 2.93% and 2.89% for the quarter and six months ended June 30, 2018 compared to the same periods in 2017. This was largely due to ARM loan coupon interest rates resetting higher to more current rates and higher coupon interest rates on acquisitions. Negative yield adjustments for investment premium amortization decreased seven and 11 basis points during the quarter and six months ended June 30, 2018 compared to the same periods in 2017 to average 93 and 85 basis points, primarily as a result of lower mortgage prepayment rates.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets as well as seasonal factors.

Secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes increased 54 and 53 basis points for the quarter and six months ended June 30, 2018 compared to the same periods in 2017 to average 1.62% and 1.54%. Market conditions, including the 25 basis point increases in the Federal Funds Rate in December 2017, March 2018 and, to a lesser extent, June 2018, contributed to higher borrowing rates.  Swap costs were impacted by the expiration of older, lower-rate swaps and the addition of new higher-rate swaps. Resulting higher rates were partially offset by higher variable rate swap receipts as a result of higher short-term LIBOR rates and holding more swaps linked to three-month LIBOR rather than one-month LIBOR.  Average fixed-rate swap payment rates were 153 and 143 basis points for the quarter and six months ended June 30, 2018 compared to 102 and 96 basis points for the same periods in 2017.  Currently-paying swap balances were lower, averaging $6.9 billion and $7.0 billion for the quarter and six months ended June 30, 2018, respectively, compared to $8.58 billion and $8.21 billion for the same periods in 2017.  Future secured borrowing rates are dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Capstead sees its internally-managed structure and agency-focused investment strategy as key to its consistently low operating costs (compensation, general and administrative expenses). Operating costs were lower in the second quarter of 2018 compared to the second quarter of 2017, however they were higher in the first half of 2018 compared to the same period in 2017 primarily due to adjustments made in the first quarter of 2017 finalizing the 2016 short-term incentive compensation plan.

liquidity and capital resources

Capstead’s primary sources of funds are secured borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” illustrates management’s estimate of additional funds potentially available to the Company at June 30, 2018 and the accompanying discussion provides insight into the Company’s perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Secured borrowings totaled $11.94 billion at June 30, 2018, all maturing within 90 days.  Secured borrowings began the year at $12.33 billion and averaged $11.91 billion and $12.07 billion during the quarter and six months ended June 30, 2018.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

The Company typically uses two- and three-year term interest rate swap agreements with variable rate receipts based on either one-month or three-month LIBOR to help mitigate exposure to rising short-term interest rates.  At quarter-end the Company held $6.95 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the second quarter of 2021 and a weighted average expiration of 14 months. Relative to the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings, the Company entered into swap agreements to effectively lock in fixed rates of interest on these borrowings.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

Pursuant to its $100 million stock repurchase program reactivated last November, during the first half of 2018 the Company repurchased 3.4 million shares of common stock in the open market for approximately $29 million, leaving a remaining repurchase program authorization of approximately $67 million. Future levels of stock repurchases will largely be dependent upon market conditions including alternative investment opportunities.

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

To further reduce exposure to higher short-term interest rates, the Company uses interest rate swap agreements that typically require interest payments for two-year terms, as well as longer-maturity secured borrowings, if available at attractive rates and terms.  These transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  After consideration of portfolio financing-related swap positions held to hedge changes in short-term interest rates, at June 30, 2018 the Company’s residential mortgage investments and secured borrowings had estimated durations of 12 and 8 months, respectively, for a net duration gap of approximately 4 months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings, if available at attractive rates and terms.

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

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 1.00%	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: (a)(b)
June 30, 2018	1.75-2.00%	2.86%	9.5%	7.8%	(12.3)%	(33.4)%
December 31, 2017	1.25-1.50	2.41	3.1	(2.1)	(8.2)	(22.0)

Projected percentage change in portfolio and related derivative values: (a)
June 30, 2018	1.75-2.00	2.86	0.1	0.1	(0.3)	(0.7)
December 31, 2017	1.25-1.50	2.41	0.1	0.1	(0.3)	(0.6)

(a)

Sensitivity of net interest margins as well as portfolio and related derivative values to changes in interest rates is determined relative to the actual rates at the applicable date. The Company’s borrowings are predominantly short-term repurchase agreements which reset in rate typically within 30 days whereas the portfolio resets in rate over a longer time horizon. Note that the projected 12-month net interest margin change is predicated on acquisitions of similar assets sufficient to replace runoff.  There can be no assurance that suitable investments will be available for purchase at attractive prices, if investments made will behave in the same fashion as assets currently held or if management will choose to replace runoff with such assets.

(b)

The variance in sensitivity at June 30, 2018 compared to December 31, 2017 is a function of changes in the composition of the portfolio and an increase in interest rate levels since year-end. In the Up 1.00% scenario a portion of the portfolio would reach periodic caps limiting increases in cash yields. The Company has also modestly increased its leverage and duration gap from year-end increasing sensitivity to changes in rates.  See “Residential Mortgage Investments” for further discussion of the characteristics of the Company’s residential ARM portfolio.

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

The Company currently uses interest rate swap agreements in hedge relationships accounted for as cash flow hedges in order to hedge variability in borrowing rates due to changes in the underlying benchmark interest rate related to a designated portion of current and anticipated future 30- and 90-day secured borrowings and the 20-year floating-rate periods of unsecured borrowings.  Variable-rate payments to be received on swap agreements are recorded in interest expense as an offset to interest owed on related designated borrowings while fixed-rate swap payments to be made are also recorded in interest expense resulting in an effectively fixed borrowing rate on these borrowings, subject to certain adjustments.  See NOTE 6 to the consolidated financial statements (included under Item 1 of this report) and “Financial Condition – Secured Borrowings” for additional information regarding the Company’s current use of derivatives and its related risk management policies.

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

Item 4.    Controls and Procedures

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2018.

PART II. — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors during the six months ended June 30, 2018 from those previously disclosed in “Risk Factors” under Part I, Item 1A of our 2017 Form 10-K.

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

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: July 30, 2018	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer

Date: July 30, 2018	By:	/s/ LANCE J. PHILLIPS
Lance J. Phillips
Senior Vice President, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)