Form 10-Q
period 2018-09-30
CAPSTEAD MORTGAGE CORP
filed 2018-10-30
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ✓    NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES    ✓      NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ✓  Accelerated filer        Non-accelerated filer        Smaller reporting company

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES              NO     ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	90,927,815 as of October 30, 2018

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

ITEM 1.    FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except pledged and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Residential mortgage investments ($12.25 and $12.98 billion pledged at September 30, 2018 and December 31, 2017, respectively)	$12,681,791	$13,454,098
Cash collateral receivable from interest rate swap counterparties	26,293	42,506
Cash and cash equivalents	31,725	103,907
Receivables and other assets	152,216	132,938
	$12,892,025	$13,733,449
Liabilities
Secured borrowings	$11,619,966	$12,331,060
Interest rate swap agreements at fair value	13,012	23,772
Unsecured borrowings	98,266	98,191
Common stock dividend payable	10,365	18,487
Accounts payable and accrued expenses	29,323	23,063
	11,770,932	12,494,573
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
7.50% Cumulative Redeemable Preferred Stock, Series E, 10,329 shares issued and outstanding ($258,226 aggregate liquidation preference) at September 30, 2018 and December 31, 2017	250,946	250,946
Common stock - $0.01 par value; 250,000 shares authorized:
91,068 and 95,698 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	911	957
Paid-in capital	1,220,415	1,271,425
Accumulated deficit	(346,570)	(346,570)
Accumulated other comprehensive (loss) income	(4,609)	62,118
	1,121,093	1,238,876
	$12,892,025	$13,733,449

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Interest income:
Residential mortgage investments	$67,649	$57,073	$201,989	$168,017
Other	350	366	1,063	757
	67,999	57,439	203,052	168,774
Interest expense:
Secured borrowings	(54,393)	(36,655)	(147,655)	(98,745)
Unsecured borrowings	(1,910)	(1,910)	(5,701)	(5,701)
	(56,303)	(38,565)	(153,356)	(104,446)
	11,696	18,874	49,696	64,328
Other revenue (expense):
Compensation-related expense	(1,913)	(1,073)	(5,521)	(4,021)
Other general and administrative expense	(1,184)	(1,097)	(3,320)	(3,435)
Miscellaneous other revenue	81	48	233	130
	(3,016)	(2,122)	(8,608)	(7,326)
Net income	$8,680	$16,752	$41,088	$57,002

Net income available to common stockholders:
Net income	$8,680	$16,752	$41,088	$57,002
Less preferred stock dividends	(4,842)	(4,718)	(14,526)	(12,600)
	$3,838	$12,034	$26,562	$44,402
Net income per common share:
Basic and diluted	$0.04	$0.13	$0.29	$0.46

Weighted average common shares outstanding:
Basic	91,206	95,792	92,202	95,768
Diluted	91,346	95,923	92,317	95,905

Cash dividends declared per share:
Common	$0.11	$0.19	$0.41	$0.61
Series E preferred	0.47	0.47	1.41	1.41

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net income	$8,680	$16,752	$41,088	$57,002

Other comprehensive (loss) income
Amounts related to available-for-sale securities:
Change in net unrealized losses	(26,771)	(7,072)	(87,336)	(14,496)
Amounts related to cash flow hedges:
Change in net unrealized gains	7,580	1,827	46,385	3,541
Reclassification adjustment for amounts included in net income	(11,162)	(3,213)	(25,776)	(2,207)
	(30,353)	(8,458)	(66,727)	(13,162)
Comprehensive (loss) income	$(21,673)	$8,294	$(25,639)	$43,840

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30
	2018	2017
Operating activities:
Net income	$41,088	$57,002
Noncash items:
Amortization of investment premiums	88,293	98,996
Amortization of equity-based awards	1,477	1,671
Other depreciation and amortization	79	89
Change in recorded measureable hedge ineffectiveness on interest rate swap agreements designated as cash flow hedges	–	36
Net change in receivables, other assets, accounts payable and accrued expenses	6,461	1,877
Net cash provided by operating activities	137,398	159,671
Investing activities:
Purchases of residential mortgage investments	(2,158,970)	(3,380,199)
Interest receivable acquired with the purchase of residential mortgage investments	(4,167)	(5,410)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	2,739,267	2,972,002
Net cash provided by (used in) investing activities	576,130	(413,607)
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	137,810,441	126,991,975
Principal payments on repurchase arrangements and similar borrowings	(138,521,532)	(126,669,933)
Increase (decrease) in cash collateral receivable from interest rate swap counterparties	16,213	(17,590)
Net proceeds from interest rate swap settlements	10,906	8,842
Proceeds from issuance of preferred shares	–	52,051
Common stock repurchases	(41,313)	–
Other capital stock transactions	(72)	(261)
Dividends paid	(60,353)	(74,426)
Net cash (used in) provided by financing activities	(785,710)	290,658
Net change in cash and cash equivalents	(72,182)	36,722
Cash and cash equivalents at beginning of period	103,907	56,732
Cash and cash equivalents at end of period	$31,725	$93,454

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2018.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Basic net income per common share
Numerator for basic net income per common share:
Net income	$8,680	$16,752	$41,088	$57,002
Preferred stock dividends	(4,842)	(4,718)	(14,526)	(12,600)
Earnings participation of unvested equity awards	(24)	(36)	(84)	(116)
	$3,814	$11,998	$26,478	$44,286
Denominator for basic net income per common share:
Average number of shares of common stock outstanding	91,659	96,094	92,649	96,073
Average unvested stock awards outstanding	(453)	(302)	(447)	(305)
	91,206	95,792	92,202	95,768
	$0.04	$0.13	$0.29	$0.46
Diluted net income per common share
Numerator for diluted net income per common share:
Numerator for basic net income per common share	$3,814	$11,998	$26,478	$44,286
Denominator for diluted net income per common share:
Denominator for basic net income per common share	91,206	95,792	92,202	95,768
Net effect of dilutive equity awards	140	131	115	137
	91,346	95,923	92,317	95,905
	$0.04	$0.13	$0.29	$0.46

NOTE 4 — RESIDENTIAL mortgage investments

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (c)
September 30, 2018
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$138	$–	$138	$138	6.50%	5.65%
ARMs	9,305,702	277,403	9,583,105	9,561,713	3.29	2.01
Ginnie Mae ARMs	3,058,570	79,388	3,137,958	3,117,258	3.17	2.30
	12,364,410	356,791	12,721,201	12,679,109	3.26	2.08
Residential mortgage loans:
Fixed-rate	576	1	577	577	6.79	4.99
ARMs	1,045	6	1,051	1,051	4.04	3.18
	1,621	7	1,628	1,628	5.01	3.81
Collateral for structured financings	1,037	17	1,054	1,054	8.02	9.42
	$12,367,068	$356,815	$12,723,883	$12,681,791	3.26	2.08
December 31, 2017
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$265	$1	$266	$266	6.51%	6.22%
ARMs	10,216,099	313,547	10,529,646	10,578,364	2.97	1.93
Ginnie Mae ARMs	2,791,340	84,297	2,875,637	2,872,163	2.78	1.83
	13,007,704	397,845	13,405,549	13,450,793	2.93	1.91
Residential mortgage loans:
Fixed-rate	645	1	646	646	6.74	5.32
ARMs	1,211	7	1,218	1,218	4.04	3.19
	1,856	8	1,864	1,864	4.98	3.91
Collateral for structured financings	1,418	23	1,441	1,441	7.94	7.67
	$13,010,978	$397,876	$13,408,854	$13,454,098	2.93	1.91

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of September 30, 2018, the average months to roll for the Company’s $6.55 billion (amortized cost basis) in current-reset ARM investments was 6.2 months while the average months to roll for the Company’s $6.18 billion (amortized cost basis) in longer-to-reset ARM investments was 42.1 months.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
September 30, 2018
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$11,973,233	$33,105	$11,352,886	2.28%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	280,255	775	266,026	2.34
Similar borrowings:
Collateral for structured financings	1,054	–	1,054	8.02
	$12,254,542	$33,880	$11,619,966	2.29
Quarter-end borrowing rates adjusted for effects of related derivative financial instruments (Derivatives) held as cash flow hedges				1.93

December 31, 2017
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$12,943,193	$30,646	$12,296,546	1.60%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	35,568	75	33,073	1.53
Similar borrowings:
Collateral for structured financings	1,441	–	1,441	7.94
	$12,980,202	$30,721	$12,331,060	1.60
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				1.46

Average secured borrowings outstanding during the indicated periods differed from respective ending balances primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	September 30, 2018		December 31, 2017
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives held as cash flow hedges for the indicated periods	$11,957,518	1.82%	$12,408,550	1.29%

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

During the nine months ended September 30, 2018, Capstead entered into swap agreements with notional amounts of $1.2 billion requiring fixed-rate interest payments averaging 2.62%. The Company did not enter into any new swap agreements during the quarter ended September 30, 2018. During the quarter and nine months ended September 30, 2018, $400 million and $2.7 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.88% and 0.78% matured, respectively.  At September 30, 2018, the Company’s portfolio financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Fourth quarter 2018	$800,000	1.15%
First quarter 2019	950,000	1.58
Second quarter 2019	1,650,000	1.33
Third quarter 2019	550,000	1.40
Fourth quarter 2019	700,000	1.72
First quarter 2020	600,000	2.07
Second quarter 2020	600,000	2.68
Third quarter 2020	200,000	1.64
Fourth quarter 2020	200,000	2.04
First quarter 2021	100,000	2.67
Second quarter 2021	200,000	2.87
	$6,550,000

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

The fair value of exchange-traded swap agreements held as cash flow hedges of Secured borrowings is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a significantly reduced fair value amount representing the unsettled fair value of these Derivatives.  Non-exchange traded swap agreements held as cash flow hedges of Unsecured borrowings are reported at fair value calculated excluding accrued interest.  At September 30, 2018, Cash collateral receivable from interest rate swap counterparties includes initial margin for all swap agreements and variation margin for non-exchange traded swap agreements.  Accrued interest for non-exchange traded swap agreements is included in Accounts payable and accrued expenses.

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	September 30	December 31
	Location	2018	2017
Balance sheet-related
Swap agreements in a loss position (a liability) related to
unsecured borrowings	(a)	$(13,012)	$(23,772)
Related net interest payable	(b)	(916)	(484)
		$(13,928)	$(24,256)

(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.  The amount of unrealized gains, net of unrealized losses, scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of current market rates in excess of fixed-rate swap payments totaled $37.0 million at September 30, 2018.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.
	Location of Gain or (Loss) Recognized in	Quarter Ended September 30		Nine Months Ended September 30
	Net Income	2018	2017	2018	2017
Income statement-related
Components of Secured borrowings-related effects on interest expense:
Amount of gain (loss) reclassified from Accumulated other comprehensive income		$11,585	$3,912	$27,277	$4,412
Amount of loss recognized in income		–	1,141	—	(360)
	(a)	11,585	5,053	27,277	4,052
Component of Unsecured borrowings-related effects on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income	(b)	(423)	(699)	(1,501)	(2,205)
Decrease (increase) in interest expense and increase (decrease) in Net income as a result of the use of Derivatives		$11,162	$4,354	$25,776	$1,847

Other comprehensive income-related
Amount of gain recognized in Other comprehensive income		$7,580	$1,827	$46,385	$3,541

(a)	Included in “Interest expense: Secured borrowings” on the face of the Statements of Income.
(b)	Included in “Interest expense: Unsecured borrowings” on the face of the Statements of Income.

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

Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (b)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets (a)	Sheet (a)	Sheet	Instruments	Received	Amount
September 30, 2018
Counterparty 4	$40,220	$(40,220)	$–	$–	$–	$–
December 31, 2017
Counterparty 4	$30,676	$(30,676)	$–	$–	$–	$–

(a)

Included in gross amounts of recognized assets at September 30, 2018 is the fair value of exchange-traded swap agreements, calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with these swaps at September 30, 2018.

(b)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities (a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
September 30, 2018
Derivatives by counterparty:
Counterparty 1	$13,927	$–	$13,927	$–	$(13,927)	$–
Counterparty 4	2,820	(2,820)	–	–	–	–
	16,747	(2,820)	13,927	–	(13,927)	–
Borrowings under repurchase arrangements (d)	11,631,352	–	11,631,352	(11,631,352)	–	–
	$11,648,099	$(2,820)	$11,645,279	$(11,631,352)	$(13,927)	$–
December 31, 2017
Derivatives by counterparty:
Counterparty 1	$24,256	$–	$24,256	$–	$(24,256)	$–
Counterparty 4	3,701	(3,701)	–	–	–	–
	27,957	(3,701)	24,256	–	(24,256)	–
Borrowings under repurchase arrangements (d)	12,337,299	–	12,337,299	(12,337,299)	–	–
	$12,365,256	$(3,701)	$12,361,555	$(12,337,299)	$(24,256)	$–

(a)

Included in gross amounts of recognized liabilities at September 30, 2018 is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange-traded swap agreements (Counterparty 4), calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swap agreements at September 30, 2018.

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

(d)	Amounts include accrued interest payable of $12.4 million and $7.7 million on borrowings under repurchase arrangements as of September 30, 2018 and December 31, 2017, respectively.

Changes in Accumulated other comprehensive income by component for the quarter and nine months ended September 30, 2018 were as follows (in thousands):

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at June 30, 2018	$41,065	$(15,321)	$25,744
Activity for the quarter ended September 30, 2018:
Other comprehensive income (loss) before reclassifications	7,580	(26,771)	(19,191)
Amounts reclassified from accumulated other comprehensive income	(11,162)	–	(11,162)
Other comprehensive loss	(3,582)	(26,771)	(30,353)
Balance at September 30, 2018	$37,483	$(42,092)	$(4,609)

Balance at December 31, 2017	$16,874	$45,244	$62,118
Activity for the nine months ended September 30, 2018:
Other comprehensive income (loss) before reclassifications	46,385	(87,336)	(40,951)
Amounts reclassified from accumulated other comprehensive income	(25,776)	–	(25,776)
Other comprehensive income (loss)	20,609	(87,336)	(66,727)
Balance at September 30, 2018	$37,483	$(42,092)	$(4,609)

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

	September 30, 2018		December 31, 2017
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,344	7.89%	$34,315	7.90%
December 2035 ($40,000 face amount)	39,349	7.65	39,320	7.66
September 2036 ($25,000 face amount)	24,573	7.69	24,556	7.70
	$98,266	7.74	$98,191	7.75

NOTE 8 — Capital transactions

On November 1, 2017, Capstead’s Board of Directors authorized the reinstatement of its previously unused $100 million common stock repurchase program. During the quarter and nine months ended September 30, 2018 the Company repurchased 1.4 million and 4.9 million shares of common stock in the open market for approximately $11.8 million and $41.3 million, respectively (an average repurchase price, including program costs, of $8.25 and $8.50 per share). An additional 140,000 share repurchases settled subsequent to quarter-end for $1.0 million (an average repurchase price, including program costs, of $7.18), leaving a remaining repurchase program authorization of $54.3 million.  Repurchases made pursuant to the program are made in the open market in accordance with and as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any future repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors including alternative capital investment opportunities.  In addition, the Company may enter into Rule 10b5-1 plans under which repurchases can be made. The authorization does not obligate the Company to acquire any particular amount of common stock and repurchases under the program and the program itself may be suspended or discontinued at the Company’s discretion without prior notice.

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

Residential mortgage investments, nearly all of which are mortgage securities classified as available-for-sale, are measured at fair value on a recurring basis.  In determining fair value estimates the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for secured borrowings, provided such pricing levels are considered indicative of actual market clearing transactions.  In determining fair value estimates for Secured borrowings with initial terms of greater than 120 days, the Company considers pricing levels indicated by lenders for entering into new transactions using similar pledged collateral with terms equal to the remaining terms of these borrowings.  The Company currently bases fair value for Unsecured borrowings on discounted cash flows using Company estimates for market yields.  Excluded from these disclosures are financial instruments for which cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, which are valued using primarily Level 1 measurements, including Cash and cash equivalents, Cash collateral receivable from, or payable to, interest rate swap counterparties, receivables, payables and secured borrowings with initial terms of 120 days or less.  See NOTE 6 for information relative to the valuation of interest rate swap agreements.

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	$1,628	$1,600	$1,864	$1,900
Lending counterparty investments	5,002	5,002	5,002	5,002
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	–	–	33,073	33,100
Unsecured borrowings	98,266	85,500	98,191	74,100
Unsecured borrowings-related interest rate swap agreements	13,012	13,012	23,772	23,772

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
September 30, 2018
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$9,583,105	$66,619	$88,011	$9,561,713
Ginnie Mae	3,137,958	7,235	27,935	3,117,258
Residential mortgage securities classified as held-to-maturity	1,192	4	–	1,196

December 31, 2017
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	10,529,646	85,740	37,022	10,578,364
Ginnie Mae	2,875,637	8,958	12,432	2,872,163
Residential mortgage securities classified as held-to-maturity	1,706	17	–	1,723

	September 30, 2018		December 31, 2017
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$3,056,513	$61,923	$2,552,668	$26,701
Less than one year	4,466,222	54,023	4,665,883	22,752
	$7,522,735	$115,946	$7,218,551	$49,453

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

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments were considered other-than-temporarily impaired at September 30, 2018.

NOTE 10 — COMPENSATION PROGRAMS

Capstead’s annual and long-term incentive compensation programs for key executives are largely nondiscretionary, formulaic and target-based, utilizing multiple pre-established performance goals (referred to as “metrics”) and defined threshold, target and maximum award amounts determined by reference to established percentages of base salaries. Metrics used include (a) relative and absolute economic return (change in book value per common share plus common stock dividends divided by beginning book value per common share), (b) relative operating cost efficiency (operating expenses divided by Unsecured borrowings and Stockholders’ equity), (c) relative total stockholder return (change in stock price plus reinvested dividends, and (d) attainment of individual goals and objectives.  Each performance metric is assigned a weighting and performance relative to each metric is calculated separately. No awards can be earned for performance below defined threshold return levels and awards are capped for performance above defined maximum return levels. Awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At September 30, 2018, this plan had 3,312,051 shares of common stock remaining available for future issuances.

Short-term Incentive Compensation Programs

Under the provisions of Capstead’s annual incentive compensation program, participating executives have overall target award opportunities ranging from 75% to 125% of base salary. Included in Accounts payable and accrued expenses at September 30, 2018 are annual incentive compensation accruals for participating executives, together with discretionary accruals for all other employees, totaling $1.1 million. Recognized in Compensation-related expense are $332,000 and $1.1 million related to annual incentive compensation for all employees for the quarter and nine months ended September 30, 2018, respectively.

The Company administers an additional performance-based short-term incentive compensation program for key executives that provides for quarterly cash payments equal to per share dividends declared on Capstead’s common stock multiplied by a notional amount of non-vesting shares of common stock (“Dividend Equivalent Rights” or “DERs”).  DERs only represent the right to receive the same cash distributions that the Company’s common stockholders are entitled to receive during the term of the grants, subject to certain conditions, including continuous service.  Included in Accounts payable and accrued expenses are third quarter 2018 DERs distribution amounts totaling $66,000 that were paid in October 2018. Recognized in Compensation-related expense are $66,000 and $246,000 related to the DERs program for the quarter and nine months ended September 30, 2018, respectively.

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

Pursuant to this program, in January 2018 and 2017, as well as February 2016, respectively, the Company granted 183,137, 148,894 and 269,354 RSUs with three-year performance periods ending December 31, 2020, 2019 and 2018.  Initial grant date fair values developed for compensation cost purposes of $8.71, $10.52 and $8.03 were assigned to the units of each grant, respectively. Amounts actually expensed are largely predicated on estimated performance metric attainment. Recognized in Compensation-related expense are $211,000 and $228,000 related to this program during the quarter and nine months ended September 30, 2018, respectively.

RSU activity for the nine months ended September 30, 2018 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSU awards outstanding at December 31, 2017	435,976	$9.10
January 2018 grants	183,137	8.71
Forfeiture of remaining 2015 grants	(117,255)	8.83
Unvested RSU awards outstanding at September 30, 2018	501,858	9.02

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

As a component of the Company’s director compensation program, directors are granted service-based stock awards annually upon election or re-election to the board of directors that vest approximately one year from issuance.  In July 2017 director common stock awards for a total of 41,797 shares with a grant date fair value of $10.05 per share were granted that vested in July 2018. In July 2018 director common stock awards for a total of 57,113 shares with a grant date fair value of $8.58 per share were granted that will vest in July 2019.

Performance-based and service-based stock award activity for the nine months ended September 30, 2018 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2017	296,940	$9.90
Grants	240,847	8.60
Vestings	(76,696)	11.15
Unvested stock awards outstanding at September 30, 2018	461,091	9.01

During the quarter and nine months ended September 30, 2018, the Company recognized in Compensation-related expense $307,000 and $922,000, respectively, related to amortization of the grant date fair value of employee stock awards.  In addition, the Company recognized in Other general and administrative expense $117,000 and $327,000 related to amortization of the grant date fair value of director stock awards during the quarter and nine months ended September 30, 2018, respectively.

Unrecognized compensation expense for unvested stock awards for employees and directors totaled $2.2 million as of September 30, 2018, to be expensed over a weighted average period of 1.3 years.

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

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital totaled $1.22 billion at September 30, 2018, consisting of $870 million of common and $251 million of preferred stockholders’ equity, together with $98 million of unsecured borrowings maturing in 2035 and 2036 (recorded amounts).  Long-term investment capital decreased $118 million during the first nine months of 2018 as a result of common stock repurchases totaling $41 million, declines in portfolio valuations that outstripped increases in swap gains ($67 million net decline) and dividend distributions in excess of earnings ($11 million).

Book value per common share (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) declined 7.5% ($0.77) to $9.48 per share during the first nine months of 2018, as declines in portfolio valuations and dividend distributions in excess of earnings were only partially offset by swap gains and common stock repurchases.

Capstead’s residential mortgage investments portfolio decreased $772 million during the first nine months of 2018 to $12.68 billion at September 30, 2018 as the portfolio declined in value and a portion of capital made available from portfolio runoff was used to fund stock repurchases. Secured borrowings decreased $711 million to $11.62 billion.  Portfolio leverage (secured borrowings divided by long-term investment capital) increased to 9.53 to one at September 30, 2018 from 9.22 to one at December 31, 2017.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $9 million and $41 million or $0.04 and $0.29 per diluted common share for the quarter and nine months ended September 30, 2018, compared to $17 million and $57 million or $0.13 and $0.46 per diluted common share for the same periods in 2017, respectively. Capstead’s earnings in the 2018 periods benefited from higher cash yields and lower investment premium while being negatively impacted by higher borrowing costs. Investment premium amortization was lower due to portfolio basis trending lower in recent periods coupled with lower mortgage prepayment rates. Higher borrowing costs were driven by Federal Reserve actions to increase the Federal Funds rate by 25 basis points in December 2017, March 2018, June 2018 and, to a lesser extent, September 2018. The Company declared a third quarter 2018 common dividend of $0.11 per share that was paid on October 19, 2018 to holders of record on September 30, 2018.

Common Stock Repurchase Program

The Company repurchased 4.9 million shares of common stock in the open market during the nine months ended September 30, 2018 at an average repurchase price, including program costs, of $8.50 per share, or approximately 82.9% of the Company’s December 31, 2017 book value per common share. These repurchases, which primarily occurred during the first and third quarters of 2018, generated $0.09 per common share in book value accretion. An additional 140,000 share repurchases settled subsequent to quarter-end for $1 million at an average repurchase price, including program costs, of $7.18. Approximately $54 million remains under the repurchase program.

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

The following table illustrates the progression of Capstead’s book value per common share as well as changes in book value expressed as percentages of beginning book value for the quarter and nine months ended September 30, 2018:

	Quarter Ended September 30, 2018		Nine Months Ended September 30, 2018
Book value per common share, beginning of period	$9.85		$10.25
Change in net unrealized gains on mortgage securities classified as available-for-sale	(0.29)		(0.96)
Change in net unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Secured borrowings	(0.07)		0.11
Unsecured borrowings	0.03		0.12
	(0.33)	(3.4)%	(0.73)	(7.1)%
Capital transactions:
Accretion from common stock repurchases	0.03		0.09
Dividend distributions in excess of earnings	(0.07)		(0.12)
Stock compensation-related activity	–		(0.01)
	(0.04)	(0.4)%	(0.04)	(0.4)%
Book value per common share, end of period	$9.48		$9.48
Decrease in book value per common share during the indicated periods	$(0.37)	(3.8)%	$(0.77)	(7.5)%

Residential Mortgage Investments

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the quarter and nine months ended September 30, 2018 (dollars in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Residential mortgage investments, beginning of period	$13,017,107	$13,454,098
Portfolio acquisitions (principal amount)	728,340	2,111,736
Investment premiums on acquisitions*	15,051	47,234
Portfolio runoff (principal amount)	(1,019,582)	(2,755,648)
Investment premium amortization*	(32,354)	(88,293)
Decrease in net unrealized gains on securities classified as available-for-sale	(26,771)	(87,336)
Residential mortgage investments, end of period	$12,681,791	$12,681,791
Decrease in residential mortgage investments during the indicated periods	$(335,316)	$(772,307)

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at September 30, 2018 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$3,674,581	3.68%	4.45%	1.68%	2.77%	9.23%	6.1
Freddie Mac Agency Securities	1,565,499	3.63	4.64	1.78	2.24	9.04	7.2
Ginnie Mae Agency Securities	1,305,026	3.12	4.10	1.51	1.06	8.28	5.6
Residential mortgage loans	1,051	4.04	4.70	2.11	1.72	11.17	5.3
(51% of total)	6,546,157	3.56	4.42	1.67	2.30	9.00	6.2
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,910,692	2.85	4.51	1.59	3.07	7.86	40.0
Freddie Mac Agency Securities	1,432,333	2.79	4.56	1.64	2.72	7.87	37.7
Ginnie Mae Agency Securities	1,832,932	3.20	4.09	1.50	1.00	8.20	48.9
(49% of total)	6,175,957	2.94	4.40	1.58	2.15	7.98	42.1
	$12,722,114	3.26	4.41	1.62	2.24	8.59	23.7
Gross WAC (rate paid by borrowers) (c)		3.85

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At September 30, 2018, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 102.89.  This table excludes $2 million in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)

Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments.  As such, it is similar to the cash yield on the portfolio which is calculated using amortized cost basis.  Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date.  Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps.  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 74% of current-reset ARMs were subject to periodic caps averaging 1.76%; 19% were subject to initial caps averaging 2.90%; and 7% were subject to lifetime caps averaging 6.65%.  All longer-to-reset ARM securities at September 30, 2018 were subject to initial caps.

(c)

Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

After consideration of any applicable initial fixed-rate periods, at September 30, 2018 approximately 91%, 4% and 3% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively, while approximately 2% reset every five years.  Approximately 81% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date.  Additionally, at September 30, 2018 approximately 5% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 24 months.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

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

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.6 percent of the fair value of pledged residential mortgage pass-through securities at September 30, 2018.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $656 million of capital at risk with its lending counterparties at September 30, 2018.  The Company did not have capital at risk with any single counterparty exceeding 6% of total stockholders’ equity at September 30, 2018.

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

As of September 30, 2018, the Company’s secured borrowings totaled $11.62 billion with 23 counterparties at average rates of 2.29%, before the effects of currently-paying interest rate swap agreements held as cash flow hedges and 1.93% including the effects of these derivatives.  The Company typically uses two- and three-year term interest rate swap agreements with variable rate receipts primarily based on three-month LIBOR to help mitigate exposure to rising short-term interest rates.  At quarter-end the Company held $6.55 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the second quarter of 2021 and a weighted average expiration of 11 months.

After consideration of all portfolio financing-related swap positions entered into as of quarter-end, the Company’s residential mortgage investments and secured borrowings had estimated durations at September 30, 2018 of 12¼ and 6½ months, respectively, for a net duration gap of approximately 5¾ months – see “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-maturity secured borrowings, if available at attractive rates and terms.

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

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of September 30, 2018 in comparison with December 31, 2017 (in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Residential mortgage investments	$12,681,791	$11,619,966	$1,061,825	$481,770
Cash collateral receivable from swap counterparties, net (c)			13,281	–
Other assets, net of other liabilities			144,253	31,725
Balances as of September 30, 2018:	$12,681,791	$11,619,966	$1,219,359	$513,495	9.53:1

Balances as of December 31, 2017	$13,454,098	$12,331,060	$1,337,067	$613,791	9.22:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
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

Supplemental Analysis of Quarterly Financing Spreads

Quarterly financing spreads and mortgage prepayment rates were as follows for the indicated periods:

	2018			2017				2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Total financing spreads: (a)
Yields on all interest-earning assets	2.08%	2.00%	2.07%	1.90%	1.68%	1.65%	1.67%	1.49%
Borrowing rates on all interest-paying liabilities	1.87	1.67	1.52	1.34	1.22	1.13	0.99	0.94
Total financing spreads	0.21	0.33	0.55	0.56	0.46	0.52	0.68	0.55

Financing spreads on residential mortgage investments, a non- GAAP financial measure:
Cash yields on residential mortgage investments (b)	3.07	2.93	2.85	2.79	2.72	2.66	2.60	2.55
Investment premium amortization (b)	(0.99)	(0.93)	(0.77)	(0.88)	(1.03)	(1.00)	(0.93)	(1.05)
Yields on residential mortgage investments	2.08	2.00	2.08	1.91	1.69	1.66	1.67	1.50
Unhedged secured borrowing rates (c)	2.21	1.97	1.64	1.39	1.33	1.09	0.89	0.79
Hedged secured borrowing rates (c)	1.52	1.36	1.35	1.23	1.10	1.08	0.96	0.95
Secured borrowing rates	1.82	1.62	1.47	1.29	1.17	1.08	0.93	0.89
Financing spreads on residential mortgage investments	0.26	0.38	0.61	0.62	0.52	0.58	0.74	0.61
Constant prepayment rate (“CPR”)	25.71	23.82	19.64	22.50	25.77	24.69	22.93	25.59

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

(c)

Unhedged borrowing rates represent average rates on secured borrowings, before consideration of related currently-paying interest rate swap agreements.  Hedged borrowing rates represent the average fixed-rate payments made on currently-

paying interest rate swap agreements held for portfolio hedging purposes adjusted for differences between LIBOR-based variable-rate payments received on these swaps and unhedged borrowing rates, as well as the effects of any hedge ineffectiveness.  Average fixed-rate swap payments were 1.66%, 1.53% and 1.34% for the third, second and first quarters of 2018, respectively, while variable-rate payment adjustments and clearing fees averaged (0.13)%, (0.17)% and 0.01% for the same periods.  During 2017, fixed-rate swap payments averaged 1.04% while variable-rate payment adjustments averaged 0.05% on average notional amounts outstanding.

Cash yields continue to benefit from higher coupon interest rates as mortgage loans underlying the Company’s current-reset ARM securities reset to higher rates based on higher prevailing six- and 12-month interest rate indices.  The majority of these loans reset annually based on margins over indices, such as 12-month LIBOR, which increased 81 bps during the first nine months of 2018 to 2.92% after increasing 42 bps during 2017.

Seasonal factors such as the summer home selling season and available processing days impact prepayment levels, which in turn are the primary determinant for investment premium amortization related portfolio yield adjustments. Prepayment levels are also heavily influenced by the availability of mortgage financing at attractive terms and the overall health of the housing markets. For the third quarter of 2018, prepayment levels, as measured by CPR, increased to nearly the same levels as in the corresponding period in 2017. Much of the increase is consistent with seasonal factors seen over past periods. However, with the recent flattening of the yield curve, more homeowners with currently resetting mortgages took advantage of opportunities to refinance. Management believes it is reasonable to expect prepayment levels will recede in the fourth quarter with the end of the summer home selling season and recent increases in prevailing mortgage rates should allow for further moderation this winter.

Higher unhedged borrowing rates are heavily influenced by the Federal Reserve’s actions to set the level of short-term interest rates by adjusting the Federal Funds Rate. Increases thus far in 2018 are primarily attributable to 25 basis point Federal Funds Rate increases in December 2017, March 2018, June 2018 and, to a lesser extent, September 2018, while 2017 borrowing rates were impacted by four 25 basis point increases between December 2016 and December 2017. Fixed swap rates generally increased over the periods presented as older, lower-rate swap agreements expired and newer, higher-rate swaps were entered into in order to provide important balance sheet and future financing spread protection, particularly as it pertains to additions to the longer-to-reset portion of the Company’s ARM securities portfolio.  Receive-variable swap receipts benefited in recent quarters from holding more swaps linked to three-month rather than one-month LIBOR and higher three-month LIBOR rates relative to unhedged borrowing rates. However, with the recent narrowing of one- and three-month rates, this relative advantage is receding.

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

	2018			2017				2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Total financing spreads	0.21%	0.33%	0.55%	0.56%	0.46%	0.52%	0.68%	0.55%
Impact of yields on other interest-earning assets*	–	–	0.01	0.01	0.01	0.01	–	0.01
Impact of borrowing rates on other interest-paying liabilities*	0.05	0.05	0.05	0.05	0.05	0.05	0.06	0.05
Financing spreads on residential mortgage investments	0.26	0.38	0.61	0.62	0.52	0.58	0.74	0.61

	Nine Months Ended
	September 30
	2018	2017
Total financing spreads	0.37%	0.54%
Impact of yields on other interest-earning assets*	–	0.01
Impact of borrowing rates on other interest-paying liabilities*	0.05	0.06
Financing spreads on residential mortgage investments	0.42	0.61

*

Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of unsecured borrowings (at average borrowing rates of 7.77%, 7.74% and 7.70% for the third, second and first quarters of 2018) and, at times, cash collateral payable to interest rate swap counterparties.

RESULTS OF OPERATIONS

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments
(before investment premium amortization)	$100,003	$92,023	$290,282	$267,013
Investment premium amortization	(32,354)	(34,950)	(88,293)	(98,996)
Related interest expense	(54,393)	(36,655)	(147,655)	(98,745)
	13,256	20,418	54,334	69,272
Other interest income (expense)	(1,560)	(1,544)	(4,638)	(4,944)
	11,696	18,874	49,696	64,328
Other revenue (expense):
Compensation-related expense	(1,913)	(1,073)	(5,521)	(4,021)
Other general and administrative expense	(1,184)	(1,097)	(3,320)	(3,435)
Miscellaneous other revenue	81	48	233	130
	(3,016)	(2,122)	(8,608)	(7,326)
Net income	$8,680	$16,752	$41,088	$57,002
Net income per diluted common share	$0.04	$0.13	$0.29	$0.46
Average diluted shares outstanding	91,346	95,923	92,317	95,905
Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	3.07%	2.72%	2.95%	2.66%
Investment premium amortization	(0.99)	(1.03)	(0.90)	(0.99)
Adjusted yields	2.08	1.69	2.05	1.67
Other interest-earning assets	1.91	0.98	1.59	0.78
Total average yields	2.08	1.68	2.05	1.66
Average borrowing rates:
Secured borrowings:
Unhedged borrowing rates	2.21	1.33	1.94	1.11
Hedged borrowing rates	1.52	1.10	1.41	1.04
Adjusted secured borrowing rates	1.82	1.17	1.63	1.06
Unsecured borrowings	7.77	7.78	7.74	7.75
Total average borrowing rates	1.87	1.22	1.68	1.12
Average total financing spreads	0.21	0.46	0.37	0.54
Average financing spreads on residential mortgage investments, a non-GAAP financial measure (a)	0.26	0.52	0.42	0.61
Average CPR	25.71	25.77	23.06	24.46
Average balance information:
Residential mortgage investments (cost basis)	$13,027	$13,514	$13,117	$13,374
Other interest-earning assets	74	150	89	130
Secured borrowings	11,958	12,550	12,035	12,382
Unsecured borrowings (included in long-term investment capital)	98	98	98	98
Long-term investment capital (“LTIC”)	1,258	1,354	1,287	1,358
Operating costs as a percentage of average LTIC	0.98%	0.64%	0.92%	0.73%
Return on average LTIC	4.95	5.47	5.53	6.17
Return on average common equity capital	1.69	4.61	3.81	5.64

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

Capstead’s net income totaled $9 million and $41 million or $0.04 and $0.29 per diluted common share for the quarter and nine months ended September 30, 2018, compared to $17 million and $57 million or $0.13 and $0.46 per diluted common share for the same periods in 2017.  Earnings in the first nine months of 2018 were negatively impacted by higher borrowing costs while benefiting from higher cash yields and lower investment premium amortization.

Interest income on residential mortgage investments was higher by $10.6 million and $34.0 million for the quarter and nine months ended September 30, 2018 compared to the same periods in 2017.  The increases are attributable to $12.7 million and $37.5 million in increases related to higher average yields, net of $2.1 million and $3.5 million in decreases related to lower average portfolio balances.

Yields on residential mortgage investments for the quarter and nine months ended September 30, 2018 increased 39 and 38 basis points compared to the same periods in 2017, averaging 2.08% and 2.05, respectively. Cash yields increased 35 and 29 basis points, averaging 3.07% and 2.95% for the quarter and nine months ended September 30, 2018 compared to the same periods in 2017. This was largely due to ARM loan coupon interest rates resetting higher to more current rates and higher coupon interest rates on acquisitions. Negative yield adjustments for investment premium amortization decreased four and nine basis points during the quarter and nine months ended September 30, 2018 compared to the same periods in 2017 to average 99 and 90 basis points, primarily as a result of portfolio basis trending lower in recent periods and lower mortgage prepayment rates.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets as well as seasonal factors.

Interest expense on secured borrowings was higher by $17.7 million and $48.9 million for the quarter and nine months ended September 30, 2018 compared to the same periods in 2017.  The increases are attributable to $19.5 million and $51.6 million in increases related to higher average borrowing rates, net of $1.8 million and $2.7 million in decreases related to lower average borrowings.

Secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes increased 65 and 58 basis points for the quarter and nine months ended September 30, 2018 compared to the same periods in 2017 to average 1.82% and 1.63%, respectively. Market conditions, including the 25 basis point increases in the Federal Funds Rate in December 2017, March 2018, June 2018 and, to a lesser extent, September 2018, contributed to higher borrowing rates.  Swap costs were impacted by the expiration of older, lower-rate swaps and the addition of new higher-rate swaps. Resulting higher rates were partially offset by higher variable rate swap receipts as a result of higher short-term LIBOR rates and holding more swaps linked to three-month LIBOR rather than one-month LIBOR.  Average fixed-rate swap payment rates were 166 and 151 basis points for the quarter and nine months ended September 30, 2018 compared to 108 and 100 basis points for the same periods in 2017.  Currently-paying swap balances were lower, averaging $6.8 billion and $6.9 billion for the quarter and nine months ended September 30, 2018, respectively, compared to $8.78 billion and $8.4 billion for the same periods in 2017.  Future secured borrowing rates are dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Capstead sees its internally-managed structure and agency-focused investment strategy as key to its consistently low operating costs (compensation, general and administrative expenses). Operating costs were higher in the first nine months of 2018 compared to the same period in 2017 primarily due to higher short-term incentive compensation accruals, including the effects of adjustments made in the first quarter of 2017 to finalize the 2016 short-term incentive compensation plan.

liquidity and capital resources

Capstead’s primary sources of funds are secured borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” illustrates management’s estimate of additional funds potentially available to the Company at September 30, 2018 and the accompanying discussion provides insight into the Company’s perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  Secured borrowings totaled $11.62 billion at September 30, 2018, all maturing within 90 days.  Secured borrowings began the year at $12.33 billion and averaged $11.96 billion and $12.04 billion during the quarter and nine months ended September 30, 2018, respectively.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

The Company typically uses two- and three-year term interest rate swap agreements with variable rate receipts based on either one-month or three-month LIBOR to help mitigate exposure to rising short-term interest rates.  At quarter-end the Company held $6.55 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the second quarter of 2021 and a weighted average expiration of 11 months. Relative to the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings, the Company entered into swap agreements to effectively lock in fixed rates of interest on these borrowings.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

Pursuant to its $100 million stock repurchase program reactivated last November, during the first nine months of 2018 the Company repurchased 4.9 million shares of common stock in the open market for approximately $41 million. An additional 140,000 share repurchases settled subsequent to quarter-end for $1 million, leaving a remaining repurchase program authorization of approximately $54 million. Future levels of stock repurchases will largely be dependent upon market conditions including alternative investment opportunities.

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

To further reduce exposure to higher short-term interest rates, the Company uses interest rate swap agreements that typically require interest payments for two-year terms, as well as longer-maturity secured borrowings, if available at attractive rates and terms.  These transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  After consideration of portfolio financing-related swap positions held to hedge changes in short-term interest rates, at September 30, 2018 the Company’s residential mortgage investments and secured borrowings had estimated durations of 12¼ and 6½ months, respectively, for a net duration gap of approximately 5¾ months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings, if available at attractive rates and terms.

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

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 1.00%	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: (a)(b)
September 30, 2018	2.00-2.25%	3.06%	29.5%	15.8%	(18.2)%	(45.8)%
December 31, 2017	1.25-1.50	2.41	3.1	(2.1)	(8.2)	(22.0)

Projected percentage change in portfolio and related derivative values: (a)
September 30, 2018	2.00-2.25	3.06	0.2	0.2	(0.4)	(0.8)
December 31, 2017	1.25-1.50	2.41	0.1	0.1	(0.3)	(0.6)

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

(b)

The variance in sensitivity at September 30, 2018 compared to December 31, 2017 is a function of lower projected net interest margins in the base scenario, changes in the composition of the portfolio (primarily lower swap balances), and an increase in interest rate levels since year-end. In the Up 1.00% scenario a greater portion of the portfolio would reach periodic caps limiting increases in cash yields. The Company has also increased its leverage and duration gap from year-end increasing sensitivity to changes in rates.  See “Residential Mortgage Investments” for further discussion of the characteristics of the Company’s residential ARM portfolio.

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

Item 4.    Controls and Procedures

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2018.

PART II. — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors during the nine months ended September 30, 2018 from those previously disclosed in “Risk Factors” under Part I, Item 1A of our 2017 Form 10-K.

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

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: October 30, 2018	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer

Date: October 30, 2018	By:	/s/ LANCE J. PHILLIPS
Lance J. Phillips
Senior Vice President, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)