Form 10-K
period 2018-12-31
CAPSTEAD MORTGAGE CORP
filed 2019-02-22
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

✓	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES   ✓     NO

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that Registrant was required to submit such files).    YES   ✓     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ✓   Accelerated filer       Non-accelerated filer       Smaller reporting company

Emerging growth company__

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES        NO   ✓

At June 30, 2018 the aggregate market value of the common stock held by nonaffiliates, based on the closing sale price of those shares on the New York Stock Exchange reported on June 30, 2018, was $814,328,128

Number of shares of Common Stock outstanding at February 22, 2019:   85,545,991

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the 2019 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

CAPSTEAD MORTGAGE CORPORATION

2018 FORM 10-K ANNUAL REPORT

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

Capstead’s investment strategy involves managing a leveraged portfolio of residential mortgage pass-through securities consisting of relatively short-duration adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae.  These guaranteed residential mortgage pass-through securities are referred to as “Agency Securities,” and are considered to have limited, if any, credit risk.  This strategy differentiates Capstead from its peers because ARM loans underlying its investment portfolio can reset to more current interest rates within a relatively short period of time.  This positions the Company to benefit from a potential recovery in financing spreads that typically contract during periods of rising interest rates and can result in smaller fluctuations in portfolio values compared to portfolios containing a significant amount of longer-duration ARM and fixed-rate mortgage securities.  Duration is a common measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.

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

Regulation and Related Matters

Operating as an internally-managed REIT investing in Agency Securities subjects Capstead to various federal tax and regulatory requirements.  For further discussion, see Item 1A of this report, “Risk Factors,” under the captions “Risks Related to Capstead’s Status as a REIT and Other Tax Matters” and “Risk Factors Related to Capstead’s Corporate Structure,” which is incorporated herein by reference.

Employees

As of December 31, 2018, Capstead had 15 employees.

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

•	the impact of differing levels of leverage employed;
•	changes in legislation or regulation affecting Agency Securities and similar federal government agencies and related guarantees;
•	deterioration in credit quality and ratings of existing or future issuances of Agency Securities;
•	the effectiveness of risk management strategies;
•	the availability of suitable qualifying investments from both an investment return and regulatory perspective;
•	the availability of new investment capital;
•	the ability to maintain real estate investment trust (“REIT”) status;
•	changes in legislation or regulation affecting exemptions for mortgage REITs from regulation under the Investment Company Act of 1940;
•	other changes in legislation or regulation affecting the mortgage and banking industries; and
•	changes in general economic conditions, increases in costs and certain other factors.

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

An investment in securities issued by us involves various risks. You should carefully consider the following risk factors in conjunction with the other information contained in this document before purchasing our securities.  The risks discussed herein can adversely affect our business, liquidity, earnings, financial condition and future prospects, causing the market price of our securities to decline, which could cause you to lose all or part of an investment in our stock.  The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us also may adversely affect our business, liquidity, earnings and financial condition.

Risks Related to Our Business

Changes in interest rates, whether increases or decreases, may adversely affect our liquidity, financial condition and earnings.  Our earnings depend primarily on the difference between the interest received on our residential mortgage investments and the interest paid on our secured borrowings, adjusted for the effects of derivative financial instruments held for hedging purposes.  Our investments consist almost exclusively of ARM Agency Securities that generally earn interest at longer-term rates than our borrowings, rates that are typically financed at 30- to 90-day interest rates.  Only a portion of coupon interest rates on the ARM loans underlying our securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan. Interest rates on our secured borrowings, which are heavily influenced by federal reserve actions to raise or lower the Fed Funds Rate, that are not effectively fixed through the use of interest rate swap agreements or similar derivatives can rise to levels that may exceed yields on our investments in a rising short-term interest rate environment.  This can contribute to lower, or in more extreme circumstances, negative financing spreads and, therefore, adversely affect earnings. During periods of relatively low short term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may adversely affect yields on our ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in our borrowing rates, earnings would be adversely affected.

An increase in prepayments may adversely affect our liquidity, financial condition and earnings.  Prepayment expectations are an essential part of pricing ARM Agency Securities in the marketplace and the speed of prepayments can vary widely from month to month and across individual securities; however prolonged periods of high mortgage prepayments can significantly reduce the expected life of our portfolio.  Therefore, actual yields we realize can be lower due to faster amortization of investment premiums, which can adversely affect earnings.  High levels of mortgage prepayments can also lead to larger than anticipated demands on our liquidity from our lending counterparties.  Additionally, periods of high prepayments can adversely affect pricing for ARM Agency Securities in general and, as a result, book value per common share can be adversely affected due to declines in the fair value of our remaining portfolio.

Monetary policy actions by the Federal Reserve could adversely affect our liquidity, financial condition and earnings.  The Federal Open Market Committee (“FOMC”) assesses realized and expected economic conditions relative to its objectives of maximum employment and 2% inflation in determining the timing and size of future adjustments to the target range of the Federal Funds Rate, to which our secured borrowings rates are closely related. We cannot predict with certainty when and to what extent the FOMC may adjust the Federal Funds Rate. These actions could adversely affect our liquidity, earnings and book value per common share.

Since 2008 the Federal Reserve has employed a number of relatively unorthodox policy initiatives, most notably by inserting itself into the markets as a dominant buyer of U.S. Treasury securities and fixed-rate Agency Securities, accumulating approximately $4.5 trillion in holdings by 2014 and subsequently maintaining these holdings by replacing portfolio runoff.  This market intervention has resulted in a significant expansion of the Federal Reserve’s balance sheet and is often referred to as quantitative easing, or QE.  Beginning in late 2017 the Federal Reserve began reducing its holdings by gradually replacing less of its portfolio runoff such that by the fourth quarter of 2018 it was effectively out of the market completely and its holdings have been reduced to approximately $4.0 trillion, approximately $1.5 trillion of which remain fixed-rate Agency Securities. Without the buy-side support of such a large market participant, pricing for fixed-rate, and to a lesser extent, ARM Agency Securities has been negatively affected. Should the Federal Reserve decide to re-enter the markets as a seller of Agency Securities as it pivots towards a goal of holding primarily U.S. Treasury securities, pricing could be further impacted, affecting our liquidity, earnings and book value per common share.

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

Legislative and additional regulatory actions could adversely affect the availability and/or terms and conditions of secured borrowings and consequently, our liquidity, financial condition and earnings.  The financial system is subject to changes in regulatory capital requirements and other leverage constraints. Any such changes may have a significant impact on the financial markets in general and on our strategy of holding a leveraged portfolio of ARM Agency Securities.  As a result, the availability and/or terms and conditions of secured borrowings could be adversely affected which could adversely affect our liquidity, earnings and book value per common share.

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

Potential changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our liquidity, financial condition and earnings. In July of 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out LIBOR by the end of 2021 as a benchmark for interest rates used globally in financial instruments. The transition to alternative rates will require careful and deliberate consideration and implementation so as to not disrupt the stability of financial markets. The Alternative Reference Rates Committee (“ARRC”) selected the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as its preferred replacement for LIBOR. SOFR is observed and backward looking, which differs from LIBOR, which is an estimated forward-looking rate and relies, to some degree, on the expert judgement of submitting panel members. Since SOFR is a secured rate backed by government securities, it does not take into account bank credit risk (as LIBOR does). Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. As such, the future of LIBOR and potential alternatives at this time remains uncertain. Most of our ARM portfolio, all of our interest rate swap agreements and our unsecured borrowings use LIBOR as a benchmark interest rate and may need to transition to alternative rates.  There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions or significant changes in benchmark rates, which could adversely affect our liquidity, financial condition and earnings.

We are highly dependent on information and communication systems. System failures, security breaches or cyber-attacks of networks or systems could significantly disrupt our business and adversely affect our financial condition and earnings.  Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, which could adversely affect our business, financial condition and earnings. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks, or security breaches.

Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in the financial services industry and may occur on our systems in the future. We rely heavily on our financial, accounting and other data processing systems. Although we have not detected a breach to date, financial services institutions have reported breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of our technical infrastructure. However, such computer malware, viruses, computer hacking and phishing attacks could have a materially adverse effect on our business, financial condition and earnings.

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

We may sell assets for various reasons, including a change in our investment focus or business strategy.  We may periodically sell assets to enhance our liquidity during periods of market illiquidity or rising interest rates or we may change our investment focus or business strategy requiring us to sell some portion of our existing investments.  Gains or losses resulting from any such asset sales, or from terminating any related longer-maturity secured borrowings or interest rate swap agreements, could increase our earnings volatility.

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

Derivative financial instruments held may fail to qualify for hedge accounting.  We typically classify derivatives held as cash flow hedges for accounting purposes in order to record the change in fair value of designated derivatives as a component of stockholders’ equity rather than in earnings.  If the hedging relationship for any derivative held ceases to qualify for hedge accounting treatment, we would be required to record in earnings the total change in fair value of any such derivative.  In addition we could elect to no longer avail ourself of cash flow hedge accounting for our derivative positions. Such changes could introduce a potentially significant amount of volatility to our earnings.

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

Any future offerings of debt securities, which would rank senior to our preferred and common stock upon liquidation, and future offerings of equity securities, which could dilute our existing shareholders and may be senior to our common stock for the purposes of dividend and liquidation distributions, may adversely affect the price of our common stock.  We may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities, preferred stock and lenders with respect to our other borrowings will be entitled to our available assets prior to the holders of our common stock. Our preferred stock has a preference on liquidating distributions and dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings.

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

If we do not qualify as a REIT, we will be subject to tax as a corporation and face substantial tax liability.  We have elected to be taxed as a REIT for federal income tax purposes and intend to continue to so qualify.  Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code (“IRC”) provisions for which only a limited number of judicial or administrative interpretations exist.  Even a technical or inadvertent mistake could jeopardize our REIT status.  Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

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

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our earnings.  We may be subject to certain federal, state and local taxes on our income and assets.  For example, we:

•	will be required to pay tax on any undistributed REIT taxable income;
•	could be subject to AMT in open tax years prior to January 1, 2018; and
•	may operate taxable REIT subsidiaries subject to tax on any taxable income earned.

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

Complying with REIT requirements may force us to liquidate otherwise attractive investments.  To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, United States government securities and qualified REIT real estate assets.  The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.  In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and beginning in 2018 no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries.  If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences.  As a result, we may be required to liquidate otherwise attractive investments.

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

Distributions payable by us do not qualify for the reduced tax rates applicable to “qualified dividends.”  The maximum tax rate applicable to income from non-REIT corporate qualified dividends payable to domestic stockholders that are individuals, trusts or estates is currently 20%.  Distributions of ordinary income payable by REITs, however, generally are not eligible for the reduced rates.  For taxable years beginning after December 31, 2017 and before January 1, 2026, under the Tax Cuts & Jobs Act, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as a capital gain dividends or qualified dividend income), subject certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of REIT stocks.

Distributions to tax-exempt investors, or gains on sale of our common stock by tax-exempt investors, may be classified as unrelated business taxable income. Distributions with respect to our common stock and gains from the sale of our common stock should generally not constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. For example: (i) if we were to modify our investment strategy to the extent that we are a “taxable mortgage pool,” or if we hold residual interests in real estate mortgage investment conduits (“REMICs”), a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income; (ii) if we are a "pension-held REIT”; (iii) if a tax-exempt stockholder has incurred debt to purchase or hold our common stock; or a tax-exempt stockholder is classified as a social club, voluntary employee benefit association, supplemental unemployment benefit trust or a qualified group legal services plan, then a portion of our distributions to tax-exempt stockholders and, in the case of stockholders described in clauses (iii) and (iv), gains realized on the sale of our common stock by tax-exempt stockholders, may be treated as unrelated business taxable income.

An investment in our securities has various federal, state and local income tax risks that could affect the value of an investor’s investment.  We strongly urge investors to consult their own tax advisor concerning the effects of federal, state and local income tax law on an investment in our securities, because of the complex nature of the tax rules applicable to REITs and their stockholders.

We may in the future choose to pay dividends in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive.  In accordance with guidance issued by the Internal Revenue Service, a publicly traded REIT should generally be eligible to treat a distribution of its own stock as fulfilling its REIT distribution requirements if each stockholder is permitted to elect to receive his or her distribution in either cash or stock of the REIT (even where there is a limitation on the percentage of the distribution payable in cash, provided that the limitation is at least 20%), subject to the satisfaction of certain guidelines. If too many stockholders elect to receive cash, each stockholder electing to receive cash generally must receive a portion of his or her distribution in cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. holder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of its stock at the time of the sale.  Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including all or a portion of such dividend that is payable in stock.

In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. It is uncertain whether and to what extent we will pay dividends in cash and our stock.

Risk Factors Related to Our Corporate Structure

There are no assurances of our ability to pay dividends in the future.  We intend to continue paying quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed.  This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the IRC. However, our ability to pay dividends may be adversely affected by the risk factors described in this filing.  All distributions will be made at the discretion of our Board of Directors and will depend upon our earnings, financial condition, maintenance of our REIT status and such other factors as the board may deem relevant from time to time.  There are no assurances of our ability to pay dividends in the future.

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

Pursuant to our charter, our Board of Directors has the ability to limit ownership of our capital stock, to the extent necessary to preserve our REIT qualification.  For the purpose of preserving our REIT qualification, our charter gives the board the ability to repurchase outstanding shares of capital stock from existing stockholders if the board determines in good faith that the concentration of ownership by such individuals, directly or indirectly, would cause us to fail to qualify as a REIT. Constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed constructively owned by one individual or entity.  As a result, the acquisition of outstanding stock by an individual or entity could cause that individual or entity to own constructively a greater concentration of our outstanding stock than is acceptable for REIT purposes, thereby giving the board the ability to repurchase any excess shares.

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

There are risks associated with ownership of our Series E preferred stock.  Risks associated with ownership of our Series E preferred stock include:

•

Redemption rights – The Series E preferred stock is redeemable by us, in whole or in part, at any time at a cash redemption price of $25.00 plus all accrued and unpaid dividends to, but not including, the date of redemption, which may be less than the prevailing market price for shares of the Series E preferred stock.

•

Limited conversion rights – Holders of shares of the Series E preferred stock may convert into shares of common stock only upon the occurrence of a Change of Control and only if we do not exercise our Special Optional Redemption Right, as defined in the Series E Articles Supplementary.  Even if this were to occur, it may not be economically advantageous to convert based on then-existing conversion ratios and trading levels of the common stock.

•

Subordination – The Series E preferred stock is subordinate to all of our existing and future debt.  None of the provisions relating to the Series E preferred stock limit our ability to incur future debt.  Future debt may include restrictions on our ability to pay dividends on, redeem, or pay the liquidation preference on shares of the Series E preferred stock.

•

Dilution through issuance of additional shares of preferred stock – Our charter currently authorizes the issuance of up to 100 million shares of preferred stock in one or more series. The issuance of additional Series E or preferred stock or other preferred stock on parity with or senior to the Series E preferred stock would dilute the interests of existing preferred stockholders, and could affect our ability to pay dividends on, redeem, or pay the liquidation preference on, our preferred stock.  None of the provisions relating to the Series E preferred stock limit our ability to issue additional preferred stock on parity with Series E preferred stock.

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

The New York Stock Exchange trading symbol for Capstead’s common stock is CMO. As of February 15, 2019, the Company had 988 common stockholders of record and depository companies held shares of common stock for approximately 31,486 beneficial owners.

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on Capstead’s common stock, with the yearly percentage change in the cumulative total return on the Russell 2000 Index and the NAREIT Mortgage REIT Index for the five years ended December 31, 2018 assuming the investment of $100 on December 31, 2013 and the reinvestment of dividends.  The stock price and dividend performance reflected in the graph is not necessarily indicative of future performance.

	Year ended December 31
	2013	2014	2015	2016	2017	2018
Capstead Mortgage Corporation	$100.00	$113.00	$89.53	$114.97	$105.70	$86.47
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
NAREIT Mortgage REIT Index	100.00	117.88	107.42	131.96	158.08	154.09

In January 2019, Capstead’s Board of Directors increased its common stock repurchase program authorization of $100 million to $125 million.  The Company repurchased 10.7 million shares in the open market during 2018 at an average repurchase price, including program costs, of $7.94, or approximately 77.5% of the Company’s December 31, 2017 book value per share.

The following table details the Company’s repurchase activity during the fourth quarter of 2018:

Fiscal period	Total number of shares repurchased	Average price paid per share	Total number of shares repurchased as part of publicly announced program	Maximum dollar value of shares that may yet be repurchased under the program*
October 1 - 31, 2018	278,000	$7.01	278,000	$53,391,000
November 1 - 30, 2018	4,427,000	7.45	4,427,000	20,500,000
December 1 - 31, 2018	1,086,000	7.69	1,086,000	12,167,000
Total	5,791,000		5,791,000
*

This column discloses the maximum dollar value of shares that may yet be repurchased pursuant to the original authorization of $100 million during the indicated time periods. In January 2019, Capstead’s Board of Directors increased its common stock repurchase program authorization of $100 million to $125 million.

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

	As of or for the year ended December 31
	2018	2017	2016	2015	2014
Selected statement of income data:
Interest income on residential mortgage investments	$274,891	$232,435	$212,694	$215,989	$226,749
Related interest expense	(206,976)	(138,757)	(107,653)	(85,521)	(65,155)
	67,915	93,678	105,041	130,468	161,594
Other interest income (net) (a)	(5,922)	(6,646)	(7,196)	(8,113)	(8,173)
	61,993	87,032	97,845	122,355	153,421
Other revenue (net)	(11,921)	(7,443)	(14,972)	(14,030)	(12,601)
Net income	$50,072	$79,589	$82,873	$108,325	$140,820
Net income per diluted common share (b)	$0.34	$0.65	$0.70	$0.97	$1.33
Cash dividends per share of common stock	0.49	0.80	0.95	1.14	1.36
Average number of diluted shares of common stock outstanding	91,230	95,843	95,819	95,701	95,629
Selected balance sheet data:
Residential mortgage investments	$11,965,381	$13,454,098	$13,316,282	$14,154,737	$13,908,104
Total assets	12,186,525	13,733,449	13,576,876	14,446,366	14,386,951
Secured borrowings	10,979,362	12,331,060	12,145,346	12,958,394	12,806,843
Long-term investment capital (“LTIC”):
Unsecured borrowings	98,292	98,191	98,090	97,986	97,882
Preferred stockholders’ equity	250,946	250,946	199,059	197,172	183,936
Common stockholders’ equity	808,117	987,930	1,048,628	1,101,152	1,206,835
	$1,157,355	$1,337,067	$1,345,777	$1,396,310	$1,488,653
Book value per common share (unaudited)	$9.39	$10.25	$10.85	$11.42	$12.52
Key operating data: (unaudited)
Portfolio acquisitions (principal amount)	2,251,425	4,103,006	3,086,706	3,761,789	3,191,256
Portfolio runoff (principal amount)	3,603,544	3,897,539	3,844,590	3,421,026	2,801,144
Common stock repurchases	84,594	3,460	–	–	–
Year-end portfolio leverage ratio (c)	9.49:1	9.22:1	9.02:1	9.28:1	8.60:1
Average total financing spreads (d)	0.33%	0.55%	0.64%	0.81%	1.06%
Average financing spreads on residential mortgage investments (d)	0.38	0.61	0.72	0.89	1.17
Average mortgage prepayment rates, (expressed as constant prepayment rates, or CPRs)	22.89	23.97	23.20	20.37	17.28
Return on average LTIC	4.59	6.42	6.77	7.91	9.97
Return on average common equity capital	3.38	5.96	6.20	7.86	10.37

(a)	Consists principally of interest on unsecured borrowings, net of interest on overnight investments.
(b)	Net income per diluted common share in 2016 includes a separation of service charge of $0.03 per common share related to a July 2016 leadership change.
(c)	Year-end portfolio leverage ratios were calculated by dividing secured borrowings by long-term investment capital.
(d)

Financing spreads on residential mortgage investments is a non-GAAP financial measure based solely on yields on Capstead’s residential mortgage investments, net of secured borrowing rates.  This measure differs from total financing spreads, an all-inclusive GAAP measure that includes yields on all interest-earning assets and all interest-bearing liabilities.  See Item 7 of this report under “Reconciliation of GAAP and non-GAAP Financing Spread Disclosures” for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to its related GAAP financial measure, total financing spreads.

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

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital totaled $1.16 billion at December 31, 2018, consisting of $808 million of common and $251 million of preferred stockholders’ equity together with $98 million of unsecured borrowings maturing in 2035 and 2036.

Long-term investment capital decreased by $180 million during 2018 due to $85 million in common stock repurchases, $83 million in lower valuations associated with the Company’s residential mortgage investments and interest rate swap agreements held for hedging purposes, and $14 million in capital returned to stockholders in the form of dividend distributions in excess of earnings. Lower valuations reflect the effects of changes in the interest rate environment, as well as portfolio and swap agreement runoff. Book value (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) declined 8.4%, or $0.86 per share to $9.39 per share.  This change in book value, combined with $0.49 per share in common dividends declared, produced an economic return (change in book value per share of common stock plus common stock dividends divided by beginning book value per share) to Capstead common stockholders of -3.61% in 2018.

Capstead’s residential mortgage investments decreased $1.49 billion to end the year at $11.97 billion. Secured borrowings decreased $1.35 billion to $10.98 billion.  Portfolio leverage (secured borrowings divided by long-term investment capital) increased to 9.49 to one at December 31, 2018 from 9.22 to one at December 31, 2017.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Capstead reported net income of $50 million or $0.34 per diluted common share in 2018, compared to 2017 earnings of $80 million or $0.65 per diluted common share.  Earnings in 2018 benefited from higher cash yields and lower investment premium amortization while being negatively impacted by higher borrowing costs. Investment premium amortization was lower primarily due to lower mortgage prepayment rates. Higher borrowing costs were driven by the Federal Reserve actions to increase the Federal Funds rate five times since December 2017.

Cash yields are expected to continue trending higher as coupon interest rates on mortgage loans underlying the currently-resetting portion of the portfolio reset higher based on higher prevailing six- and 12-month interest rate indices, with current market expectations of a pause in increases to the Federal Funds rate by the Federal Reserve, borrowing costs should exhibit more stability. This should allow for the opportunity to recover financing spreads diminished by previous increases in borrowing rates.

Common Stock Repurchase Program

The Company repurchased 10.7 million shares of common stock in the open market during 2018 at an average repurchase price, including program costs, of $7.94 per share, or approximately 77.5% of the Company’s December 31, 2017 book value per common share. These repurchases, which totaled $85 million, primarily occurred during the first and fourth quarters of 2018, generating $0.29 per common share in book value accretion. In January 2019 the Board of Directors authorized an additional $25 million for the repurchase program, resulting in approximately $37 million remaining under the program.

Repurchases made pursuant to the program are made in the open market in accordance with and as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases will be determined by the Company at its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors including alternative capital investment opportunities.  In addition, the Company may enter into Rule 10b5-1 plans under which repurchases can be made. The authorization does not obligate the Company to acquire any particular amount of common stock and repurchases under the program and the program itself may be suspended or discontinued at the Company’s discretion without prior notice.

Book Value per Common Share

All but $3 million of Capstead’s residential mortgage investments portfolio and all of its interest rate swap agreements are recorded at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per share of common stock. See NOTE 9 to the Consolidated Financial Statements for additional disclosures regarding fair values of financial instruments held or issued by the Company.

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

The following table illustrates the progression of Capstead’s book value per share of common stock as well as changes in book value expressed as percentages of beginning book value for the indicated periods:

	As of and for the year ended December 31
	2018		2017		2016
Book value per common share, beginning of year	$10.25		$10.85		$11.42
Change in net unrealized gains and losses on mortgage securities classified as available-for-sale	(0.85)		(0.63)		(0.51)
Change in net unrealized gains and losses on interest rate swap agreements designated as cash flow hedges of:
Secured borrowings	(0.20)		0.17		0.18
Unsecured borrowings	0.07		0.01		0.01
	(0.98)	(9.6)%	(0.45)	(4.1)%	(0.32)	(2.8)%
Capital transactions:
Accretion from common stock repurchases	0.29		0.01		–
Dividend distributions in excess of earnings	(0.16)		(0.15)		(0.25)
Stock compensation-related activity	(0.01)		(0.01)		–
	0.12	1.2%	(0.15)	(1.4)%	(0.25)	(2.2)%
Book value per common share, end of year	$9.39		$10.25		$10.85
Change in book value per common share during the indicated year*	$(0.86)	(8.4)%	$(0.60)	(5.5)%	$(0.57)	(5.0)%
*	Excluding dividend distributions in excess of earnings, the change in book value on a percentage basis was (6.8)%, (4.1)%, and (2.8)%, respectively.

Residential Mortgage Investments

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the indicated periods (dollars in thousands):

	As of and for the year ended December 31
	2018	2017	2016
Residential mortgage investments, beginning of year	$13,454,098	$13,316,282	$14,154,737
Portfolio acquisitions (principal amount)	2,251,425	4,103,006	3,086,706
Investment premiums on acquisitions*	51,231	121,509	98,407
Portfolio runoff (principal amount)	(3,603,544)	(3,897,539)	(3,844,590)
Investment premium amortization*	(115,339)	(128,769)	(130,084)
Change in net unrealized gains on securities classified as available-for-sale	(72,490)	(60,391)	(48,894)
Residential mortgage investments, end of year	$11,965,381	$13,454,098	$13,316,282
(Decrease) increase in residential mortgage investments	$(1,488,717)	$137,816	$(838,455)

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at December 31, 2018 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$3,418,420	3.92%	4.54%	1.68%	2.69%	9.23%	6.0
Freddie Mac Agency Securities	1,527,671	3.85	4.73	1.79	2.06	9.03	7.3
Ginnie Mae Agency Securities	1,231,031	3.41	4.14	1.51	1.05	8.28	6.4
Residential mortgage loans	872	3.91	4.65	2.05	1.73	11.11	5.2
(52% of total)	6,177,994	3.80	4.51	1.67	2.21	8.99	6.4
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,726,320	2.86	4.56	1.59	3.07	7.86	37.6
Freddie Mac Agency Securities	1,277,382	2.80	4.64	1.64	2.74	7.87	35.8
Ginnie Mae Agency Securities	1,809,244	3.23	4.13	1.50	1.00	8.23	47.2
(48% of total)	5,812,946	2.96	4.44	1.57	2.19	7.99	40.2
	$11,990,940	3.39	4.48	1.62	2.20	8.59	22.9
Gross WAC (rate paid by borrowers) (c)		3.98

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At December 31, 2018, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 102.86.  This table excludes $2 million in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)

Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments.  As such, it is similar to the cash yield on the portfolio which is calculated using amortized cost basis.  Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date.  Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps.  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At year-end, 77% of current-reset ARM securities were subject to periodic caps averaging 1.77%; 16% were subject to initial caps averaging 2.62%; 7% were subject to lifetime caps averaging 6.44%; and 1% were not subject to a cap.  All longer-to-reset ARM securities at December 31, 2018 were subject to initial caps.

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

After consideration of any applicable initial fixed-rate periods, at December 31, 2018 approximately 91%, 4% and 3% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively, while approximately 2% reset every five years.  Approximately 84% of the Company’s current-reset ARM securities have reached an initial coupon reset date, while none of its longer-to-reset ARM securities have reached an initial coupon reset date. At December 31, 2018 approximately 5% of the Company’s portfolio was backed by interest-only loans, with remaining interest-only payment periods averaging 22 months.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

Secured Borrowings

Capstead has traditionally financed its residential mortgage investments by leveraging its long-term investment capital consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions that involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financings.  The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.6 percent of the fair value of pledged residential mortgage pass-through securities at December 31, 2018.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $612 million of capital at risk with its lending counterparties at December 31, 2018.  The Company did not have capital at risk with any single counterparty exceeding 6% of total stockholders’ equity at December 31, 2018.

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

As of December 31, 2018, the Company’s secured borrowings totaled $10.98 billion with 22 counter-parties at average rates of 2.70%, before the effects of currently-paying interest rate swap agreements held as cash flow hedges and 2.26% including the effects of these derivatives.  To help mitigate exposure to rising short-term interest rates, the Company uses pay-fixed, receive-variable interest rate swap agreements with two- and three-year interest payment terms supplemented with longer-maturity secured borrowings, when available at attractive rates and terms.  At year-end the Company held $6.55 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the fourth quarter of 2021 and a weighted average expiration of 13 months.

After consideration of all portfolio financing-related swap positions entered into as of year-end, the Company’s residential mortgage investments and secured borrowings had estimated durations at December 31, 2018 of 11¾ and 8 months, respectively, for a net duration gap of approximately 3¾ months – see “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements as well as longer-maturity secured borrowings, if available at attractive rates and terms.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2018, Capstead did not have any off-balance sheet arrangements.  The Company’s contractual obligations at December 31, 2018 were as follows (in thousands):

	Payments Due by Period*
	Total	12 Months or Less	13 – 36 Months	37 – 60 Months	>Than 60 Months
Secured borrowings	$11,027,140	$11,026,522	$442	$132	$44
Unsecured borrowings	205,347	6,058	11,666	11,766	175,857
Interest rate swap agreements designated as cash flow hedges of:
Secured borrowings	7,827	–	7,827	–	–
Unsecured borrowings	22,023	1,364	3,156	3,092	14,411
Corporate office lease	452	301	151	–	–
	$11,262,789	$11,034,245	$23,242	$14,990	$190,312

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

As of December 31, 2018, the Company’s utilization of its long-term investment capital and its estimated potential liquidity were as follows in comparison with December 31, 2017 (in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Residential mortgage investments	$11,965,381	$10,979,362	$986,019	$441,565
Cash collateral receivable from swap counterparties, net (c)			13,963	–
Other assets, net of other liabilities			157,373	60,289
Balances as of December 31, 2018:	$11,965,381	$10,979,362	$1,157,355	$501,854	9.49:1

Balances as of December 31, 2017	$13,454,098	$12,331,060	$1,337,067	$613,791	9.22:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
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

Supplemental Analysis of Quarterly Financing Spreads

Quarterly financing spreads and mortgage prepayment rates were as follows for the indicated periods:

	2018				2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total financing spreads: (a)
Yields on all interest-earning assets	2.34%	2.08%	2.00%	2.07%	1.90%	1.68%	1.65%	1.67%
Borrowing rates on all interest- paying liabilities	2.12	1.87	1.67	1.52	1.34	1.22	1.13	0.99
Total financing spreads	0.22	0.21	0.33	0.55	0.56	0.46	0.52	0.68
Financing spreads on residential mortgage investments, a non- GAAP financial measure:
Cash yields on residential mortgage investments (b)	3.21	3.07	2.93	2.85	2.79	2.72	2.66	2.60
Yields on residential mortgage investments	2.34	2.08	2.00	2.08	1.91	1.69	1.66	1.67
Unhedged secured borrowing rates (c)	2.46	2.21	1.97	1.64	1.39	1.33	1.09	0.89
Hedged secured borrowing rates (c)	1.75	1.52	1.36	1.35	1.23	1.10	1.08	0.96
Secured borrowing rates	2.07	1.82	1.62	1.47	1.29	1.17	1.08	0.93
Financing spreads on residential mortgage investments	0.27	0.26	0.38	0.61	0.62	0.52	0.58	0.74
Constant prepayment rate (“CPR”)	22.37	25.71	23.82	19.64	22.50	25.77	24.69	22.93

(a)

All interest-earning assets include residential mortgage investments, overnight investments and cash collateral receivable from interest rate swap counterparties. All interest-paying liabilities include unsecured borrowings and cash collateral payable to interest rate swap counterparties.

(b)	Cash yields are based on the cash component of interest income and is expressed as a percentage calculated on average amortized cost basis for the indicated periods.
(c)

Unhedged borrowing rates represent average rates on secured borrowings, before consideration of related currently-paying interest rate swap agreements.  Hedged borrowing rates represent the average fixed-rate payments made on currently-paying interest rate swap agreements held for portfolio hedging purposes adjusted for differences between LIBOR-based variable-rate payments received on these swaps and unhedged borrowing rates, as well as the effects of any recognized hedge ineffectiveness. Average fixed-rate swap payments were 1.76%, 1.66%, 1.53% and 1.34% during the fourth, third, second and first quarters of 2018, respectively, while variable-rate receipt adjustments and clearing fees averaged (0.01)%, (0.13)%, (0.17)%, and 0.01% for the same periods. In 2018 and 2017, fixed-rate swap payments averaged 1.56% and 1.04% while variable-rate receipt adjustments averaged (0.07)% and 0.05%.

Cash yields continue to benefit from higher coupon interest rates as mortgage loans underlying the Company’s current-reset ARM securities reset to higher rates based on higher prevailing six- and 12-month interest rate indices and higher coupon interest rates on recent acquisitions.  The majority of these loans reset annually based on margins over 12-month LIBOR, which increased 90 basis points in 2018 to 3.01% at December 31, 2018.  Increases in these indices were driven largely by market expectations regarding Federal Reserve interest rate policy as the Federal Reserve Open Market Committee orchestrated five 25 basis point Federal Funds rate increases between December 2017 and December 2018. Based on where the underlying indices were at December 31, 2018 and on further increases subsequent to year-end, cash yields are expected to continue trending higher in 2019.

Yields on residential mortgage investments include yield adjustments for investment premium amortization that are primarily driven by mortgage prepayment and investment premium levels.  Mortgage prepayment levels are heavily influenced by the availability of mortgage financing at attractive terms and the overall health of the housing markets, as well as seasonal factors. Mortgage prepayments modestly declined in 2018 as interest rates moved higher throughout much of the year. Management expects seasonality to continue to affect mortgage prepayments with an overall expectation of a slight decline in 2019.

Higher unhedged borrowing rates in 2018 are primarily attributable to higher rates negotiated with lending counterparties as the market absorbed the effects of the five 25 basis point Federal Funds Rate increases since December 2017.  Fixed swap rates increased throughout 2018 as older, lower-rate swap agreements expired and new, higher-rate swaps were entered into in order to provide important balance sheet and future financing spread protection, particularly as it pertains to additions to the longer-to-reset portion of the Company’s ARM securities portfolio.  Receive-variable swap receipts benefited in 2018 from holding more swaps linked to three-month rather than one-month LIBOR and higher three-month LIBOR rates relative to unhedged borrowing rates during much of the year.

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

	2018				2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total financing spreads	0.22%	0.21%	0.33%	0.55%	0.56%	0.46%	0.52%	0.68%
Impact of yields on other interest- earning assets*	–	–	–	0.01	0.01	0.01	0.01	–
Impact of borrowing rates on other interest-paying liabilities*	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.06
Financing spreads on residential mortgage investments, a non- GAAP financial measure	0.27	0.26	0.38	0.61	0.62	0.52	0.58	0.74

	2018	2017	2016	2015	2014
Total financing spreads	0.33%	0.55%	0.64%	0.81%	1.06%
Impact of yields on other interest-earning assets*	–	0.01	0.02	0.03	0.05
Impact of borrowing rates on other interest- paying liabilities*	0.05	0.05	0.06	0.05	0.06
Financing spreads on residential mortgage investments, a non-GAAP financial measure	0.38	0.61	0.72	0.89	1.17

*

Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of unsecured borrowings (at an average borrowing rate of 7.75% for 2018) and cash collateral payable to interest rate swap counterparties.

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

Under IRC 857(b)(9), REIT common dividends declared in the fourth quarter of a calendar year with a record date prior to year-end and a payable date in January of the following year will be included in total distributions in the year declared only to the extent of available earnings and profits.  As a result, such fourth quarter common dividends may be pro-rated between tax years or may not be taxable until the following year.  Capstead’s common dividend declared in the fourth quarter of 2018 will be taxed entirely in 2019.  Common dividends declared in the fourth quarters of 2017 and 2016 were taxed entirely in 2018 and 2017, respectively. Characterization of common distributions allocable to 2018, 2017 and 2016 tax years were as follows:

	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Ordinary income	$0.38262	63.8%	$0.58703	69.9%	$0.72778	74.3%
Return of capital	0.21738	36.2	0.25297	30.1	0.25222	25.7
Total	$0.60000	100.0	$0.84000	100.0	$0.98000	100.0

Common distributions characterized as return on capital reduce the tax basis of related shares and are nontaxable to a recipient unless cumulative return of capital distributions received by a recipient exceed tax cost basis, in which case the excess is reportable as capital gain.

While REIT preferred dividends are subject to the same spillover provisions, proration between tax years usually results in 100% of such dividends being included in total distributions in the year declared. All preferred dividends allocable to 2018, 2017 and 2016 were characterized as ordinary income.

If in future years the Company realizes gains on sales of assets, a portion of its dividends may be characterized as long-term capital gains, provided such gains exceed available capital loss carryforwards. At December 31, 2018, the Company has capital loss carryforwards totaling $17.5 million that expire at the end of 2019.  Any such capital gain distributions would be reported as long-term capital gains and would generally be taxed at lower rates than distributions of ordinary income.

See the investor relations section of the Company’s website at www.capstead.com for additional dividend characterization information. Due to the complex nature of applicable tax rules, it is recommended that stockholders consult their tax advisors to ensure proper tax treatment of dividends received.

RESULTS OF OPERATIONS

	Year ended December 31
	2018	2017	2016
Income statement data (in thousands, except per share data)
Interest income on residential mortgage investments	$274,891	$232,435	$212,694
Related interest expense	(206,976)	(138,757)	(107,653)
	67,915	93,678	105,041
Other interest income (net)	(5,922)	(6,646)	(7,196)
	61,993	87,032	97,845
Other revenue (net):
Compensation-related expense	(7,759)	(4,915)	(11,749)
Other general and administrative expense	(4,527)	(4,689)	(4,682)
Miscellaneous other revenue	365	2,161	1,459
	(11,921)	(7,443)	(14,972)
Net income	$50,072	$79,589	$82,873
Net income per diluted common share	$0.34	$0.65	$0.70
Average diluted shares outstanding	91,230	95,843	95,819

Key operating statistics (dollars in millions)
Average yields:
Residential mortgage investments:
Cash yields	3.01%	2.69%	2.51%
Yields on residential mortgage investments	2.12	1.73	1.56
Other interest-earning assets	1.76	0.83	0.35
Total yields	2.12	1.73	1.54
Average borrowing rates:
Secured borrowings:
Unhedged borrowing rates	2.06	1.18	0.70
Hedged borrowing rates	1.50	1.09	0.94
Secured borrowing rates	1.74	1.12	0.84
Unsecured borrowings	7.75	7.76	7.99
Total borrowing rates	1.79	1.17	0.90
Average total financing spreads	0.33	0.55	0.64
Average financing spreads on residential mortgage investments, a non-GAAP financial measure (a)	0.38	0.61	0.72
Average CPR	22.89	23.97	23.20
Average balance information:
Residential mortgage investments (cost basis)	$12,947	$13,407	$13,658
Other interest-earning assets	96	116	181
Secured borrowings	11,885	12,389	12,754
Unsecured borrowings (included in long-term investment capital)	98	98	98
Long-term investment capital (“LTIC”)	1,258	1,359	1,384
Operating costs as a percentage of average LTIC (b)	0.98%	0.71%	0.97%
Return on average LTIC	4.59	6.42	6.77
Return on average common equity capital	3.38	5.96	6.20
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

2018 Compared to 2017

Capstead’s net income totaled $50 million or $0.34 per diluted common share for the year ended December 31, 2018, compared to $80 million or $0.65 per diluted common share in 2017.  Earnings in 2018 were negatively impacted by $68 million in higher borrowing costs due largely to the Federal Reserve actions to increase short-term interest rates, partially offset by a $42 million benefit from higher cash yields in 2018 compared to 2017. Other revenue (expense) was negatively impacted in 2018 compared to 2017 by higher compensation-related expense as well as the 2017 one-time $1.9 million alternative minimum tax refund as a result of the Tax Cuts and Jobs Act.

Interest income on residential mortgage investments was higher by $42 million in 2018 compared to 2017.  The increase is attributable to $51 million in increases related to higher average yields, net of $8 million in decreases related to lower average portfolio balances during 2018.

Interest expense on secured borrowings was higher by $68 million in 2018 compared to 2017. The increase is attributable to $74 million in increases related to higher average borrowing rates, net of $6 million in decreases related to lower average borrowings during 2018.

Total financing spreads were 22 basis points lower averaging 0.33% during 2018, compared to 0.55% reported for 2017 as higher secured borrowing rates were only partially offset by higher cash yields, lower investment premium amortization and higher rates on overnight investments.  Financing spreads on residential mortgage investments were 23 basis points lower, averaging 0.38% during 2018, compared to 0.61% reported for 2017 as higher secured borrowing rates were only partially offset by higher cash yields and lower investment premium amortization.  See “Reconciliation of GAAP and non-GAAP Financing Spread Disclosures” for the Company’s rationale for using this non-GAAP financial measure and a reconciliation to total financing spreads.

Yields on residential mortgage investments were 39 basis points higher, averaging 2.12% during 2018, compared to 1.73% reported for 2017. Cash yields were 32 basis points higher, averaging 3.01% during 2018, compared to 2.69% reported for 2017, largely due to ARM loan coupon interest rates resetting to higher rates based on higher prevailing six- and 12-month interest rate indices and higher coupon interest rates on recent acquisitions.  Yields benefited from smaller adjustments for investment premium amortization in 2018 compared to 2017 primarily as a result of lower mortgage prepayment levels.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets as well as seasonal factors.

Secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes were 62 basis points higher, averaging 1.74% in 2018, compared to 1.12% reported for 2017.    Market conditions, including five 25 basis point increases since December 2017, contributed to higher borrowing rates.  Swap costs were impacted by the expiration of older, lower-rate swaps and the addition of new higher-rate swaps. Resulting higher rates were partially offset by higher variable rate swap receipts as a result of higher short-term LIBOR rates and the use of more 3-month LIBOR-receive swap agreements. Average fixed-rate swap payments were 1.56% in 2018 compared to 1.04% in 2017. Swap balances were lower, averaging $6.75 billion in 2018 compared to $8.31 billion reported for 2017.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Other interest income (net) during 2018 benefited from a 93 basis point increase in rates on overnight investments and cash collateral receivable from interest rate swap counterparties. Borrowing costs on the Company’s $100 million face amount of outstanding unsecured borrowings are effectively fixed utilizing $100 million in swap agreements with matching terms.

Miscellaneous other revenue was lower in 2018 compared to 2017 due to a one-time $1.9 million alternative minimum tax refund recorded in 2017 as a result of the December 2017 enactment of the Tax Cuts and Jobs Act.

Operating costs were higher in 2018 compared to 2017, primarily due to higher compensation-related expenses, particularly short-term incentive compensation costs, which are based in part on relative and absolute economic return performance metrics. Even with increased costs in 2018, Capstead remains a highly efficient investment platform, particularly compared to other mortgage REITs. Key components of the Company’s operating efficiency include its internally-managed structure and agency-focused investment strategy.

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

Yields on residential mortgage investments were 17 basis points higher, averaging 1.73% during 2017, compared to 1.56% reported for 2016. Cash yields were 18 basis points higher, averaging 2.69% during 2017, compared to 2.51% reported for 2016, largely due to ARM loan coupon interest rates resetting higher to more current rates.  Yield adjustments for investment premium amortization were marginally higher during 2017 compared to 2016, primarily as a result of marginally higher mortgage prepayment levels.  Mortgage prepayment levels are influenced by the availability of mortgage financing at attractive terms and the health of the housing markets as well as seasonal factors.

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

Other interest income (net) during 2017 benefited from a 48 basis point increase in rates on overnight investments and cash collateral receivable from interest rate swap counterparties, and a 23 basis point decrease in hedged borrowing rates on the Company’s $100 million face amount of outstanding unsecured borrowings.

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

Miscellaneous other revenue in 2017 included the one-time $1.9 million alternative minimum tax refund as a result of the December 2017 enactment of the Tax Cuts and Jobs Act.  In 2016, over $1 million in dividends was earned on Federal Home Loan Bank (“FHLB”) stock held by the Company in connection with FHLB-sourced secured borrowings. All FHLB secured borrowings were repaid by November 2016.

LIQUIDITY AND CAPITAL RESOURCES

Capstead’s primary sources of funds are secured borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” illustrates management’s estimate of additional funds potentially available to the Company at December 31, 2018 and the accompanying discussion provides insight into the Company’s perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Secured borrowings began 2018 at $12.33 billion, averaged $11.89 billion during the year, and ended the year at $10.98 billion, all maturing within 90 days.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses pay-fixed, receive-variable interest rate swap agreements supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  At year-end the Company held $6.55 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the fourth quarter of 2021 and a weighted average expiration of 13 months.  Additionally, the Company entered into swap agreements effectively locking in lower fixed rates of interest during the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings that mature in 2035 and 2036.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

The Company repurchased 10.7 million shares of common stock in the open market during 2018 at an average repurchase price, including program costs, of $7.94 per share, or approximately 77.5% of the Company’s December 31, 2017 book value per common share. These repurchases, which totaled $85 million, primarily occurred during the first and fourth quarters of 2018, generating $0.29 per common share in book value accretion. Future levels of stock repurchases will largely be dependent upon market conditions including alternative investment opportunities.

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

To further reduce exposure to higher short-term interest rates, the Company uses interest rate swap agreements that typically require interest payments for two-year terms, as well as longer-maturity secured borrowings, if available at attractive rates and terms.  These transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  After consideration of portfolio financing-related swap positions held to hedge changes in short-term interest rates, at December 31, 2018 the Company’s residential mortgage investments and secured borrowings had estimated durations of 11¾ and 8 months, for a net duration gap of approximately 3¾ months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements and longer-maturity secured borrowings, if available at attractive rates and terms.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivative financial instruments at December 31, 2018 and 2017, subject to the modeling parameters described above.

	Federal Funds Rate	10-Year U.S. Treasury Rate	Down 1.00%	Down 0.50%	Up 0.50%	Up 1.00%
Projected 12-month percentage change in net interest margins: (a)(b)
December 31, 2018	2.25-2.50%	2.69%	20.9%	11.4%	(12.7)%	(34.4)%
December 31, 2017	1.25-1.50	2.41	3.1	(2.1)	(8.2)	(22.0)
Projected percentage change in portfolio and related derivative values: (a)
December 31, 2018	2.25-2.50	2.69	0.1	0.1	(0.3)	(0.7)
December 31, 2017	1.25-1.50	2.41	0.1	0.1	(0.3)	(0.6)

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

(b)

The variance in sensitivity at December 31, 2018 compared to December 31, 2017 is a function of lower projected net interest margins in the base scenario, an increase in interest rate levels in 2018, and changes in the composition of the portfolio (primarily lower swap balances). See “Residential Mortgage Investments” for further discussion of the characteristics of the Company’s residential ARM portfolio.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capstead Mortgage Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capstead Mortgage Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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
February 22, 2019

Consolidated Balance Sheets

(In thousands, except pledged and per share amounts)

	December 31
	2018	2017
Assets
Residential mortgage investments ($11.57 and $12.98 billion pledged at December 31, 2018 and 2017, respectively)	$11,965,381	$13,454,098
Cash collateral receivable from interest rate swap counterparties	31,797	42,506
Cash and cash equivalents	60,289	103,907
Receivables and other assets	129,058	132,938
	$12,186,525	$13,733,449
Liabilities
Secured borrowings	$10,979,362	$12,331,060
Interest rate swap agreements at fair value	17,834	23,772
Unsecured borrowings	98,292	98,191
Common stock dividend payable	7,132	18,487
Accounts payable and accrued expenses	24,842	23,063
	11,127,462	12,494,573
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized: 7.50% Cumulative Redeemable Preferred Stock, Series E, 10,329 shares issued and outstanding ($258,226 aggregate liquidation preference) at December 31, 2018 and 2017	250,946	250,946
Common stock - $0.01 par value; 250,000 shares authorized: 85,277 and 95,698 shares issued and outstanding at December 31, 2018 and 2017, respectively	853	957
Paid-in capital	1,174,880	1,271,425
Accumulated deficit	(346,570)	(346,570)
Accumulated other comprehensive (loss) income	(21,046)	62,118
	1,059,063	1,238,876
	$12,186,525	$13,733,449

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year ended December 31
	2018	2017	2016
Interest income
Residential mortgage investments	$274,891	$232,435	$212,694
Other	1,689	964	637
	276,580	233,399	213,331
Interest expense
Secured borrowings	(206,976)	(138,757)	(107,653)
Unsecured borrowings	(7,611)	(7,610)	(7,833)
	(214,587)	(146,367)	(115,486)
Net interest income	61,993	87,032	97,845
Other revenue (expense)
Compensation-related expense	(7,759)	(4,915)	(11,749)
Other general and administrative expense	(4,527)	(4,689)	(4,682)
Miscellaneous other revenue (expense)	365	2,161	1,459
	(11,921)	(7,443)	(14,972)
Net income	$50,072	$79,589	$82,873
Less preferred stock dividends	(19,368)	(17,442)	(15,372)
Net income available to common stockholders	$30,704	$62,147	$67,501

Basic and diluted net income per common share	$0.34	$0.65	$0.70

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year ended December 31
	2018	2017	2016
Net income	$50,072	$79,589	$82,873
Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains	(72,490)	(60,391)	(48,894)
Amounts related to cash flow hedges:
Change in net unrealized gains (losses)	25,716	21,426	(1,370)
Reclassification adjustment for amounts included in net income	(36,390)	(4,808)	19,955
	(83,164)	(43,773)	(30,309)
Comprehensive (loss) income	$(33,092)	$35,816	$52,564

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2015	$197,172	$958	$1,310,563	$(346,464)	$136,095	$1,298,324
Net income	–	–	–	82,873	–	82,873
Change in unrealized gain on mortgage securities, net	–	–	–	–	(48,894)	(48,894)
Amounts related to cash flow hedges, net	–	–	–	–	18,585	18,585
Cash dividends:
Common – $0.95 per share	–	–	(23,592)	(67,501)	–	(91,093)
Preferred	–	–	–	(15,372)	–	(15,372)
Issuance of Series E preferred stock	1,887	–	–	–	–	1,887
Other additions to capital	–	2	1,375	–	–	1,377
Balance at December 31, 2016	199,059	960	1,288,346	(346,464)	105,786	1,247,687
Cumulative effect adjustment - hedge ineffectiveness	–	–	–	(105)	105	-
Net income	–	–	–	79,589	–	79,589
Change in unrealized gain on mortgage securities, net	–	–	–	–	(60,391)	(60,391)
Amounts related to cash flow hedges, net	–	–	–	–	16,618	16,618
Cash dividends:
Common – $0.80 per share	–	–	(14,584)	(62,148)	–	(76,732)
Preferred	–	–	–	(17,442)	–	(17,442)
Issuance of Series E preferred stock	51,887	–	–	–	–	51,887
Common stock repurchases		(4)	(3,456)			(3,460)
Other additions to capital	–	1	1,119	–	–	1,120
Balance at December 31, 2017	250,946	957	1,271,425	(346,570)	62,118	1,238,876
Net income	–	–	–	50,072	–	50,072
Change in unrealized gain on mortgage securities, net	–	–	–	–	(72,490)	(72,490)
Amounts related to cash flow hedges, net	–	–	–	–	(10,674)	(10,674)
Cash dividends:
Common – $0.49 per share	–	–	(13,759)	(30,704)	–	(44,463)
Preferred	–	–	–	(19,368)	–	(19,368)
Common stock repurchases		(107)	(84,487)			(84,594)
Other additions to capital	–	3	1,701	–	–	1,704
Balance at December 31, 2018	$250,946	$853	$1,174,880	$(346,570)	$(21,046)	$1,059,063

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31
	2018	2017	2016
Operating activities:
Net income	$50,072	$79,589	$82,873
Noncash items:
Amortization of investment premiums	115,339	128,769	130,084
Amortization of equity-based awards	1,783	1,404	1,440
Other depreciation and amortization	107	111	124
Change in measurable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	–	36	(47)
Net change in receivables, other assets, accounts payable and accrued expenses	(2,541)	2,167	646
Net cash provided by operating activities	164,760	212,076	215,120
Investing activities:
Purchases of residential mortgage investments	(2,302,656)	(4,224,515)	(3,185,113)
Interest receivable acquired with the purchase of residential mortgage investments	(4,476)	(6,739)	(4,361)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	3,608,325	3,914,865	3,817,351
Redemption of lending counterparty investment	–	–	60,000
Net cash provided by (used in) investing activities	1,301,193	(316,389)	687,877
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	173,854,358	177,916,331	127,822,442
Principal payments on repurchase arrangements and similar borrowings	(175,206,052)	(177,730,614)	(125,760,487)
Proceeds from other secured borrowings	–	–	1,175,000
Principal payments on other secured borrowings	–	–	(4,050,000)
Decrease (increase) in cash collateral receivable from interest rate swap counterparties	10,709	(12,846)	20,533
Net (payments on) proceeds from interest rate swap settlements	(8,734)	27,793	–
Proceeds from issuance of preferred shares	–	52,051	1,898
Common stock repurchases	(84,594)	(3,460)	–
Other capital stock transactions	(72)	(261)	(57)
Dividends paid	(75,186)	(97,506)	(109,779)
Net cash (used in) provided by financing activities	(1,509,571)	151,488	(900,450)
Net change in cash and cash equivalents	(43,618)	47,175	2,547
Cash and cash equivalents at beginning of year	103,907	56,732	54,185
Cash and cash equivalents at end of year	$60,289	$103,907	$56,732

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1 — BUSINESS

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas.  Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.”  Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae, Freddie Mac, or by an agency of the federal government, Ginnie Mae.  These guaranteed residential mortgage pass-through securities are referred to as “Agency Securities” and are considered to have limited, if any, credit risk.

NOTE 2 — ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Capstead Mortgage Corporation and its wholly-owned and majority-owned subsidiaries over which it exercises control.  Pursuant to variable interest entity (“VIE”) accounting principles, Capstead considers for consolidation any VIE in which it holds an interest.  Intercompany balances and transactions are eliminated.

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

Financial Assets

Capstead’s financial assets consist almost exclusively of Agency Securities classified as available-for-sale and carried at fair value with net unrealized gains and losses reported as a separate component of Accumulated other comprehensive income.  Loans classified as held for investment or mortgage securities classified as held-to-maturity are recorded at amortized cost (unpaid principal balance, adjusted for unamortized investment premiums and discounts).  Interest is recorded as income when earned.  Investment premiums and discounts are recognized as adjustments to interest income by the interest method over the expected life of the related financial assets.  Realized gains and losses from any financial asset sales are recorded as a component of Other revenue (expense).  The specific identification method would be used to determine the cost of financial assets sold.  Financial assets are reviewed for potential impairment at each balance sheet date.  Other-than-temporary impairments of investments in mortgage securities can occur with changes in the Company’s intent or ability to hold the mortgage securities until any declines in fair value are recovered and as a result of adverse changes in the financial condition of the issuer(s) such that a full recovery of cost basis is no longer expected.  The amount of any such other-than-temporary impairment for an investment in a mortgage security is measured by comparing the recorded amount of the security to its fair value.  Other-than-temporary impairment charges would be recorded as a component of Other revenue (expense) if the impairment results from changes in the Company’s intent or ability to hold the securities.  Should other-than-temporary impairment arise as a result of adverse changes in the financial condition of the issuer(s) without changing the Company’s intent and ability to hold the securities, the credit component of the impairment would be recorded as a component of Other revenue (expense) with any remainder recorded as a component of Other comprehensive income.

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

From August 2015 through January 2016 Capstead received advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati through a wholly-owned captive insurance subsidiary.  In response to a regulator-induced moratorium, all such advances were repaid by November 2016.  These advances were secured by Agency Securities, and together with repurchase arrangements and similar borrowings, were classified as Secured borrowings in the accompanying Consolidated Statements of Income and Cash Flows during the indicated period.

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

Derivatives create exposure to credit risk related to the potential for failure on the part of counterparties to honor their commitments.  In addition, the Company is required to post collateral based on any declines in the market value of the Derivatives.  In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the Derivatives.  To mitigate this risk, the Company uses only well-established commercial banks as counterparties and, pursuant to regulatory changes implemented in 2013, most Derivatives held at December 31, 2018 were entered into through Derivative exchanges established in part to mitigate credit risk.

Cash collateral receivable from interest rate swap counterparties, when present, represents cash remitted to swap counterparties to meet initial and ongoing margin requirements that are based on the fair value of these Derivatives, including related interest receivable or payable under the terms of the agreements.  The Company may also remit mortgage securities to certain of its swap counterparties to meet ongoing margin requirements.  Such mortgage securities, if any, are included in Residential mortgage investments.  Similarly, Cash collateral payable to interest rate swap counterparties, when present, represents cash received from counterparties to meet margin call requirements.  For presentation purposes, the Company does not offset individual counterparty collateral receivables (or payables) with the recorded fair value of related interest rate swap agreements pursuant to master netting arrangements.  In addition, gross unrealized gains on Derivatives (recorded as assets) are stated separately from gross unrealized losses (recorded as liabilities) without regard to counterparty.  Beginning in 2017, certain cash margin amounts are presented on a net basis against the fair value of related Derivatives pursuant to rule changes by swap counterparty exchanges regarding the legal characteristics of such cash margin amounts.  The rule changes did not affect the Company’s financial position.

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

Compensation costs for equity-based awards subject only to service conditions are measured at the closing stock price on the dates of grant and are recognized as expense on a straight-line basis over the requisite service periods for the awards, as adjusted for any forfeitures.  Compensation costs for components of equity-based awards subject to nonmarket-based performance metrics (i.e. metrics not predicated on changes in the Company’s stock price), are measured at the closing stock price on the dates of grant, adjusted for the probability of achieving benchmarks included in the performance metrics.  These initial cost estimates are recognized as expense over the requisite performance periods, adjusted for subsequent changes in performance estimates.  Compensation costs for components of equity-based awards subject to market-based performance metrics are measured at the dates of grant using Monte Carlo simulations which incorporate into the valuations the inherent uncertainty regarding achieving the market-based performance metrics.  These initial valuation amounts are recognized as expense over the requisite performance periods, subject to adjustments only for actual forfeitures.

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

NOTE 3 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income, after deducting dividends paid or accrued on preferred stock and allocating earnings to stock awards deemed to be participating securities pursuant to the two-class method, by the average number of shares of common stock outstanding, calculated excluding unvested stock awards.  Participating securities include unvested stock awards that contain non-forfeitable rights to dividends prior to vesting.

Diluted net income per common share is computed by dividing the numerator used to compute basic net income per common share by the denominator used to compute basic net income per common share, further adjusted for the dilutive effect, if any, of equity-based awards and shares of preferred stock when and if convertible into shares of common stock.  Shares of the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock are contingently convertible into shares of common stock only upon the occurrence of a change in control and therefore are not considered dilutive securities absent such an occurrence.  Any unvested stock awards that are deemed participating securities are included in the calculation of diluted net income per common share, if dilutive, under either the two-class method or the treasury stock method, depending upon which method produces the more dilutive result.  Components of the computation of basic and diluted net income per common share were as follows for the indicated periods (dollars in thousands, except per share amounts):

	Year ended December 31
	2018	2017	2016
Basic net income per common share
Numerator for basic net income per common share:
Net income	$50,072	$79,589	$82,873
Preferred stock dividends	(19,368)	(17,442)	(15,372)
Earnings participation of unvested stock awards	(102)	(150)	(140)
	$30,602	$61,997	$67,361
Denominator for basic net income per common share:
Average number of shares of common stock outstanding	91,565	96,023	95,957
Average unvested stock awards outstanding	(451)	(305)	(301)
	91,114	95,718	95,656

	$0.34	$0.65	$0.70
Diluted net income per common share
Numerator for diluted net income per common share:
Numerator for basic net income per common share	$30,602	$61,997	$67,361
Denominator for diluted net income per common share:
Denominator for basic net income per common share	91,114	95,718	95,656
Net effect of dilutive equity-based awards	116	125	163
	91,230	95,843	95,819

	$0.34	$0.65	$0.70

NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics were as follows as of the indicated dates (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (c)
December 31, 2018
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$126	$–	$126	$126	6.50%	6.01%
ARMs	8,691,794	257,999	8,949,793	8,931,558	3.42	2.09
Ginnie Mae ARMs	2,964,531	75,744	3,040,275	3,031,264	3.30	2.23
	11,656,451	333,743	11,990,194	11,962,948	3.39	2.12
Residential mortgage loans:
Fixed-rate	552	1	553	553	6.80	4.24
ARMs	868	4	872	872	3.91	3.22
	1,420	5	1,425	1,425	5.03	3.58
Collateral for structured financings	991	17	1,008	1,008	7.99	8.55
	$11,658,862	$333,765	$11,992,627	$11,965,381	3.39	2.12
December 31, 2017
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$265	$1	$266	$266	6.51%	6.31%
ARMs	10,216,099	313,547	10,529,646	10,578,364	2.97	1.78
Ginnie Mae ARMs	2,791,340	84,297	2,875,637	2,872,163	2.78	1.54
	13,007,704	397,845	13,405,549	13,450,793	2.93	1.73
Residential mortgage loans:
Fixed-rate	645	1	646	646	6.74	4.48
ARMs	1,211	7	1,218	1,218	4.04	3.20
	1,856	8	1,864	1,864	4.98	3.59
Collateral for structured financings	1,418	23	1,441	1,441	7.94	7.81
	$13,010,978	$397,876	$13,408,854	$13,454,098	2.93	1.73

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
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

Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed.  Residential mortgage loans held by Capstead were originated prior to 1995 when the Company operated a mortgage conduit and the related credit risk is borne by the Company.  Collateral for structured financings consists of private residential mortgage securities that are backed by loans obtained through this mortgage conduit and are pledged to secure repayment of related structured financings.  Credit risk for these securities is borne by the related bondholders.  The maturity of Residential mortgage investments is directly affected by prepayments of principal on the underlying mortgage loans.  Consequently, actual maturities will be significantly shorter than the portfolio’s weighted average contractual maturity of 286 months.

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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of December 31, 2018, the average months to roll for the Company’s $6.2 billion (amortized cost basis) in current-reset ARM investments was 6.4 months while the average months to roll for the Company’s $5.8 billion (amortized cost basis) in longer-to-reset ARM investments was 40.2 months.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
December 31, 2018
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$4,424,311	$12,287	$4,204,988	2.73%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	7,143,129	19,621	6,773,366	2.68
Similar borrowings:
Collateral for structured financings	1,008	–	1,008	7.99
	$11,568,448	$31,908	$10,979,362	2.70
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				2.26

December 31, 2017
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$12,943,193	$30,646	$12,296,546	1.60%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	35,568	75	33,073	1.53
Similar borrowings:
Collateral for structured financings	1,441	–	1,441	7.94
	$12,980,202	$30,721	$12,331,060	1.60
Year-end borrowing rates adjusted for effects of related Derivatives held as cash flow hedges				1.46

Average secured borrowings outstanding differed from respective year-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Year ended December 31
	2018		2017
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the cash flow effects of related Derivatives held as cash flow hedges for the indicated years	$11,884,834	1.74%	$12,388,557	1.12%

Interest paid on Secured borrowings, including related Derivative cash flows, totaled $213.8 million, $136.1 million, $110.8 million and million during 2018, 2017, and 2016, respectively.

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

During 2018 Capstead entered into swap agreements with notional amounts totaling $2.00 billion requiring fixed-rate interest payments averaging 2.71% for two- and three-year periods commencing on various dates between February 2018 and December 2018. Also during 2018, $3.50 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.87% matured.  At December 31, 2018, the Company’s portfolio financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Swap Notional Amounts	Average Fixed Rates
First quarter 2019	$950,000	1.58%
Second quarter 2019	1,650,000	1.33
Third quarter 2019	550,000	1.40
Fourth quarter 2019	700,000	1.72
First quarter 2020	600,000	2.07
Second quarter 2020	600,000	2.68
Third quarter 2020	200,000	1.64
Fourth quarter 2020	200,000	2.04
First quarter 2021	100,000	2.67
Second quarter 2021	200,000	2.87
Fourth quarter 2021	800,000	2.85
	$6,550,000

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

The fair value of exchange-traded swap agreements held as cash flow hedges of Secured borrowings is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a fair value amount representing the unsettled fair value of these Derivatives. Non-exchange traded swap agreements held as cash flow hedges of Unsecured borrowings are reported at fair value calculated excluding accrued interest. At

December 31, 2018, Cash collateral receivable from interest rate swap counterparties includes initial margin for all swap agreements and variation margin for non-exchange traded swap agreements. Accrued interest for non-exchange traded swap agreements is included in Accounts payable and accrued expenses.

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	December 31
	Location	2018	2017
Balance sheet-related
Swap agreements in a loss position (a liability) related to
unsecured borrowings	(a)	$(17,834)	$(23,772)
Related net interest payable	(b)	(373)	(484)
		$(18,206)	$(24,256)

(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Year ended December 31
	Net Income	2018	2017	2016
Income statement-related
Components of Secured borrowings-related effects on interest expense:
Amount of gain (loss) reclassified from Accumulated other comprehensive income		$38,292	$7,686	$(17,180)
Amount of loss recognized in income		–	(360)	(1,236)
	(a)	38,292	7,326	(18,416)
Component of Unsecured borrowings-related effects on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income	(b)	(1,902)	(2,878)	(2,775)
Decrease (increase) in interest expense and increase (decrease) in Net income as a result of the use of Derivatives		$36,390	$4,448	$(21,191)

Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income		$25,716	$21,531	$(1,370)

(a)	Included in “Interest expense: Secured borrowings” on the face of the Statements of Income.
(b)	Included in “Interest expense: Unsecured borrowings” on the face of the Statements of Income.

Capstead’s swap agreements and borrowings under repurchase arrangements are subject to master netting arrangements in the event of default on, or termination of, any one contract.  See NOTE 5 for more information on the Company’s use of secured borrowings.  The following tables provide further details concerning offsetting of financial liabilities and Derivatives as of the indicated dates (in thousands):

Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (b)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets (a)	Sheet (a)	Sheet	Instruments	Received	Amount
December 31, 2018
Counterparty 4	$26,787	$(26,787)	$–	$–	$–	$–
December 31, 2017
Counterparty 4	$30,676	$(30,676)	$–	$–	$–	$–

(a)

Included in gross amounts of recognized assets at December 31, 2018 is the fair value of exchange-traded swap agreements, calculated including accrued interest. Included in gross amounts offset in the balance sheet are variation margin amounts associated with these swaps at December 31, 2018.

(b)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities(a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
December 31, 2018
Derivatives by counterparty:
Counterparty 1	$18,205	$–	$18,205	$–	$(18,205)	$–
Counterparty 4	9,718	(9,718)	–	–	–	–
	27,923	(9,718)	18,205	–	(18,205)	–
Borrowings under repurchase arrangements (d)	10,987,329	–	10,987,329	(10,987,329)	–	–
	$11,015,252	$(9,718)	$11,005,534	$(10,987,329)	$(18,205)	$–
December 31, 2017
Derivatives by counterparty:
Counterparty 1	$24,256	$–	$24,256	$–	$(24,256)	$–
Counterparty 4	3,701	(3,701)	–	–	–	–
	27,957	(3,701)	24,256	–	(24,256)	–
Borrowings under repurchase arrangements (d)	12,337,299	–	12,337,299	(12,337,299)	–	–
	$12,365,256	$(3,701)	$12,361,555	$(12,337,299)	$(24,256)	$–

(a)

Included in gross amounts of recognized liabilities at December 31, 2018 is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange-traded swap agreements (Counterparty 4), calculated including accrued interest. Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swap agreements at December 31, 2018.

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

(d)	Amounts include accrued interest payable of $9.0 million and $7.7 million on borrowings under repurchases arrangements as of December 31, 2018 and December 31, 2017, respectively.

The amount of unrealized gains, net of unrealized losses, scheduled to be recognized in the Statements of Income over the next twelve months primarily in the form of current market rates in excess of fixed-rate swap payments totaled $26.4 million at December 31, 2018. Changes in Accumulated other comprehensive income by component for the three years ended December 31, 2018 were as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2015	$(18,434)	$154,529	$136,095
Activity for the year ended December 31, 2016:
Other comprehensive (loss) before reclassifications	(1,370)	(48,894)	(50,264)
Amounts reclassified from accumulated other comprehensive income	19,955	–	19,955
Other comprehensive income (loss)	18,585	(48,894)	(30,309)
Balance at December 31, 2016	151	105,635	105,786
Activity for the year ended December 31, 2017:
Other comprehensive income (loss) before reclassifications	21,426	(60,391)	(38,965)
Amounts reclassified from accumulated other comprehensive income	(4,808)	–	(4,808)
Cumulative effect adjustment	105	–	105
Other comprehensive income (loss)	16,723	(60,391)	(43,668)
Balance at December 31, 2017	16,874	45,244	62,118
Activity for the year ended December 31, 2018:
Other comprehensive income (loss) before reclassifications	25,716	(72,490)	(46,774)
Amounts reclassified from accumulated other comprehensive income	(36,390)	–	(36,390)
Other comprehensive (loss)	(10,674)	(72,490)	(83,164)
Balance at December 31, 2018	$6,200	$(27,246)	$(21,046)

NOTE 7 — UNSECURED BORROWINGS

Unsecured borrowings consist of 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, for a total face amount of $100 million.  Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for the effects of related Derivatives held as cash flow hedges) were as follows (dollars in thousands):

	December 31, 2018		December 31, 2017
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,354	7.89%	$34,315	7.90%
December 2035 ($40,000 face amount)	39,359	7.65	39,320	7.66
September 2036 ($25,000 face amount)	24,579	7.69	24,556	7.70
	$98,292	7.74	$98,191	7.75

The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option.  Interest paid on Unsecured borrowings, including related Derivative cash flows, totaled $7.5 million during 2018, 2017 and 2016, respectively.

NOTE 8 — FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s Cash and cash equivalents, Cash collateral receivable from, or payable to, interest rate swap counterparties, receivables, payables and secured borrowings with initial terms of 120 days or less approximate fair value due to the short-term nature of these assets and liabilities.  With the exception of the fair value of lending counterparty investments, all fair values were determined using Level 2 Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  Lending counterparty investments are nonmarketable securities classified as assets for which Level 3 Inputs are used to determine fair value.  These assets are considered strategic investments that are carried at cost and periodically valued and evaluated for impairment.  No impairment charges have been recorded relative to these investments and the Company’s cost basis is deemed to approximate fair value.

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

The following table presents the fair value for the Company’s financial instruments as of the indicated dates (in thousands):

		December 31, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	Level 2	$1,425	$1,400	$1,864	$1,900
Lending counterparty investments	Level 2	5,002	5,002	5,002	5,002
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	Level 2	–	–	33,073	33,100
Unsecured borrowings	Level 2	98,292	76,600	98,191	74,100
Unsecured borrowings-related interest rate swap agreements	Level 2	17,834	17,834	23,772	23,772

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
December 31, 2018
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$8,949,793	$56,041	$74,276	$8,931,558
Ginnie Mae	3,040,275	8,681	17,692	3,031,264
Residential mortgage securities classified as held-to-maturity	1,134	3	–	1,137
December 31, 2017
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$10,529,646	$85,740	$37,022	$10,578,364
Ginnie Mae	2,875,637	8,958	12,432	2,872,163
Residential mortgage securities classified as held-to-maturity	1,706	17	–	1,723
	December 31, 2018		December 31, 2017
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$4,736,171	$83,407	$2,552,668	$26,701
Less than one year	1,475,120	8,561	4,665,883	22,752
	$6,211,291	$91,968	$7,218,551	$49,453

Capstead typically holds its investments in relatively short-duration ARM Agency Securities until payoff absent a major shift in strategy or a severe contraction in the Company’s ability to obtain financing to support its portfolio.  Declines in fair value caused by increases in interest rates are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then-current interest rate environment. From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities are limited.  Given the Company’s buy and hold strategy and that existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk, together with the resiliency of the financing market for Agency Securities, it is more likely than not that the Company will not be required to sell any of its investments. Therefore, none of these investments were considered other-than-temporarily impaired at December 31, 2018.

NOTE 9 — INCOME TAXES

Capstead REIT and a subsidiary for which the Company has elected taxable REIT subsidiary status file separate tax returns in U.S. federal and state jurisdictions, where applicable.  Provided Capstead REIT remains qualified as a REIT and all its taxable income is distributed to stockholders within allowable time limits, no income taxes are due on this income.  Accordingly, no provision has been made for income taxes for Capstead REIT.  Taxable income, if any, of the Company’s largely dormant taxable REIT subsidiary is fully taxable and provision is made for any resulting income taxes.  The Company is no longer subject to examination and the related assessment of tax by federal, state, or local tax authorities for years before 2015.

In 2017 the Tax Cuts and Jobs Act (“Tax Act”) was enacted.  Among the significant changes to the Internal Revenue Code, the Tax Act reduces the maximum federal corporate tax rate from 35% to 21% for the tax years after 2017.  Accordingly, the Company’s taxable REIT subsidiary has adjusted the balance of its net deferred tax assets and the corresponding valuation allowance.

For tax years after 2017, the Tax Act repealed the corporate Alternative Minimum Tax (“AMT”).  AMT credit carryforwards became fully utilizable without limitation or, in the absence of regular tax liability, fully refundable over the next four years.  Accordingly, in 2017 the Company’s taxable REIT subsidiary recognized a refund of AMT under the Tax Act in Miscellaneous other revenue (expense) on the Company’s Consolidated Statement of Income and recorded a receivable in Receivables and other assets on the Company’s Consolidated Balance Sheet. In 2018 the Company finalized the recording of the 2017 AMT refund with no change to the 2017 estimated amount.

The Company’s effective tax rate differs substantially from statutory federal income tax rates primarily due to the benefit of Capstead REIT’s status as a REIT, along with other items affecting the Company’s effective tax rate as illustrated below for the indicated periods (in thousands):

	Year ended December 31
	2018	2017	2016
Income taxes computed at the federal statutory rate	$10,515	$27,856	$29,005
Benefit of REIT status	(10,512)	(27,854)	(29,003)
Income taxes computed on income of the Company’s taxable REIT subsidiary	3	2	2
Alternative minimum tax credit refund receivable	–	(1,941)	–
Change in deferred asset balance due to change in corporate tax rate	–	29	–
Other change in net deferred income tax assets	(3)	(31)	(2)
Income tax (benefit) provision recorded in miscellaneous other revenue (expense)	$–	$(1,941)	$–

No income taxes were paid during 2018, 2017 or 2016.  At December 31, 2018 Capstead REIT had $17.5 million in net capital loss carryforwards that expire at the end of 2019.  Significant components of the Company’s taxable REIT subsidiary’s deferred income tax assets and liabilities were as follows as of the indicated dates (in thousands):

	December 31
	2018	2017
Deferred income tax assets:
Alternative minimum tax credit	$–	$–
Net operating loss carryforwards (a)	29	32
Other	11	11
	40	43
Deferred income tax liabilities	–	–
Net deferred tax assets	$40	$43
Valuation allowance (b)	$40	$43

(a)

Excludes $3.5 million in remaining net operating loss carryforwards which expire beginning after 2019.  Should these carryforwards be utilized, they will be excluded for purposes of calculating the Company’s provision for income taxes.  Any such utilization will, however, reduce actual taxes payable.

(b)	Because this subsidiary is not expected to earn significant amounts of taxable income, related net deferred tax assets are fully reserved at December 31, 2018.

NOTE 10 — STOCKHOLDERS’ EQUITY

In January 2019, Capstead’s Board of Directors increased its common stock repurchase program authorization to $125 million, leaving a remaining repurchase program authorization of approximately $37 million.  Repurchases made pursuant to the program are made in the open market in accordance with and as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any future repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors including alternative capital investment opportunities.  In addition, the Company may enter into Rule 10b5-1 plans under which repurchases can be made. The authorization does not obligate the Company to acquire any particular amount of common stock and repurchases under the program and the program itself may be suspended or discontinued at the Company’s discretion without prior notice.  Shares repurchased under this program, repurchase price and capital deployed, both presented including program costs were as follows for the indicated periods:

Year Ended December 31,	Shares	Net Repurchase Price	Total Capital Deployed
2018	10,653,000	$7.94	$84,594,000
2017	397,000	8.71	3,460,000

No shares were repurchased during 2016. During 2018, 2017 and 2016, additions to common equity capital related to equity-based awards to directors and employees totaled $1.7 million, $1.1 million and $1.4 million, respectively.  See NOTE 11 for further information pertaining to long-term equity-based awards.

In 2013 Capstead completed a public offering of 6.8 million shares ($170.0 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference of $25.00 per share.  Shares of the Series E preferred stock are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends.

Capstead can issue additional shares of Series E preferred stock through an at-the-market continuous offering program. The Company issued no Series E preferred stock in 2018. During 2017 and 2016 the

Company issued 2.1 million and 78,000 shares, respectively, for approximately $51.9 million and $1.9 million (an average price, after expenses, of $24.77 and $24.23).

NOTE 11 — EQUITY INCENTIVE PLAN

All equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At December 31, 2018, this plan had 3,312,051 shares of common stock remaining available for future issuances.

Long-term equity-based Awards – Performance-based Restricted Stock Units (“RSUs”)

A summary of the Company’s restricted stock unit activity and related information for the year ended December 31, 2018 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSU awards outstanding at December 31, 2017	435,976	$9.10
Grants	183,137	8.71
Forfeitures	(117,255)	8.83
Unvested RSU awards outstanding at December 31, 2018	501,858	9.02

Dividends accrue from the date of grant and will be paid in cash to the extent the units convert into shares of common stock following completion of related performance periods. Unrecognized estimated compensation expense for these awards totaled $1.0 million at December 31, 2018, to be expensed over a weighted average period of 1.5 years (assumes estimated attainment levels for the related performance metrics will be met).

Recognized in Compensation-related expense are $104,000, $149,000 and $204,000 related to this program during 2018, 2017 and 2016, respectively.  Included in Common stock dividends payable at December 31, 2018 and 2017 are estimated dividends payable pertaining to these awards of $76,000 and $193,000, respectively.

Long-term equity-based Awards – Stock Awards

Stock award activity for the year ended December 31, 2018 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2017	296,940	$9.90
Grants	240,847	8.60
Vestings	(76,696)	11.15
Unvested stock awards outstanding at December 31, 2018	461,091	9.01

During 2018, 2017 and 2016, the Company recognized in Compensation-related expense $1.2 million, $834,000 and $828,000, respectively, related to amortization of the grant date fair value of employee stock awards.  Included in Common stock dividend payable at December 31, 2018 and 2017 are estimated dividends payable pertaining to these awards totaling $253,000 and $134,000, respectively.  In addition, the Company recognized in Other general and administrative expense $450,000, $421,000 and $409,000 related to amortization of the grant date fair value of director stock awards during 2018, 2017 and 2016, respectively.  Unrecognized compensation expense for unvested stock awards for all employees and directors totaled $1.8 million as of December 31, 2018, to be expensed over a weighted average period of 1.3 years.

Service-based stock awards issued to directors and to non-executive employees receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Stock awards issued to executives defer the payment of dividends accruing between the grant dates and the end of related performance or service periods.  If these awards do not vest, the related accrued dividends will be forfeited.

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

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Option awards outstanding at December 31, 2017	30,000	$12.28
Expirations	(15,000)	12.87
Option awards outstanding at December 31, 2018	15,000	11.69

All outstanding option awards are exercisable at December 31, 2018. These awards have a weighted average remaining contractual term of 0.3 years with no aggregate intrinsic value.

NOTE 12 — QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly results of operations were as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2018
Interest income on residential mortgage investments	$69,138	$65,202	$67,649	$72,902
Related interest expense	(45,021)	(48,241)	(54,393)	(59,321)
	24,117	16,961	13,256	13,581
Other interest income (expense) (a)	(1,483)	(1,595)	(1,560)	(1,284)
Other revenue (expense) (b)	(3,214)	(2,378)	(3,016)	(3,313)
Net income	$19,420	$12,988	$8,680	$8,984

Basic and diluted net income per common share	$0.16	$0.09	$0.04	$0.05

Year Ended December 31, 2017
Interest income on residential mortgage investments	$54,841	$56,103	$57,073	$64,418
Related interest expense	(28,240)	(33,850)	(36,655)	(40,012)
	26,601	22,253	20,418	24,406
Other interest income (expense) (a)	(1,738)	(1,662)	(1,544)	(1,702)
Other revenue (expense) (b)	(2,162)	(3,042)	(2,122)	(117)
Net income	$22,701	$17,549	$16,752	$22,587

Basic and diluted net income per common share	$0.20	$0.14	$0.13	$0.19

(a)	Consists principally of interest on unsecured borrowings, overnight investments and cash collateral receivable with interest rate swap counterparties.
(b)

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

Reports on Corporate Governance and

Report of Independent Registered Public Accounting Firm

Report of Management on Effectiveness of Internal Control Over Financial Reporting

Management of Capstead is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”).  Based on our evaluation under the COSO framework, it is management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Capstead’s independent registered public accounting firm, Ernst & Young, LLP, has issued a report on the Company’s effectiveness of internal control over financial reporting as of December 31, 2018, which is included in this Annual Report.

Report of Management on Evaluation of Disclosure Controls and Procedures

Management of Capstead, with participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of December 31, 2018.  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There has been no change in Capstead’s internal control over financial reporting as of December 31, 2018, that has materially affected, or is reasonably likely to materially affect, Capstead’s internal control over financial reporting.

Related Certifications by Management

Certifications by the CEO and CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 pertaining to the completeness and fairness of the information contained in Capstead’s annual report on Form 10-K for the year ended December 31, 2018 and the Company’s system of internal controls over financial reporting and disclosure controls and procedures are included as exhibits to the annual report on Form 10-K.  This report, as well as the Company’s other filings with the Securities and Exchange Commission, are available free of charge on the Company’s website at www.capstead.com.

On May 25, 2018 Capstead’s CEO certified, pursuant to Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, that he was not aware of any violation by the Company of NYSE corporate governance listing standards.  This certification is made annually with the NYSE within thirty days after the Company’s annual meeting of stockholders.

Report of Independent Registered Public Accounting Firm on

Audit of Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of Capstead Mortgage Corporation

Opinion on Internal Control over Financial Reporting

We have audited Capstead Mortgage Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capstead Mortgage Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Capstead Mortgage Corporation as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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
February 22, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to Capstead’s 2019 definitive Proxy Statement under the captions “Proposal Number One – Election of Directors,” “Board of Directors and Committee Information,” “Stockholder Procedures for Director Candidate Recommendations,” “Executive Officers,” “Audit Committee” and “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the SEC within 120 days of year-end.

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

The information required by this item is incorporated herein by reference to Capstead’s 2019 definitive Proxy Statement under the captions “Board of Directors and Committee Information” and “Executive Compensation,” to be filed with the SEC within 120 days of year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to Capstead’s 2019 definitive Proxy Statement under the captions “Equity Compensation Plans” and “Security Ownership of Management and Certain Beneficial Owners,” to be filed with the SEC within 120 days of year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to Capstead’s 2019 definitive Proxy Statement under the caption “Related Person Transactions,” to be filed with the SEC within 120 days of year-end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to Capstead’s 2019 definitive Proxy Statement under the caption “Proposal Three – Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm,” to be filed with the SEC within 120 days of year-end.

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

3.	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(5)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(6)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(7)
10.04	Second Amended and Restated Incentive Bonus Plan.(8)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	2017 Annual Incentive Compensation Program. (9)
10.07	Form of restricted stock agreement for executive employees. (9)
10.08	2017 Long-Term Performance Unit Award Criteria. (9)
10.09	Form of performance unit agreement for executive employees. (9)
10.10	2018 Annual Incentive Compensation Program. (10)
10.11	Form of restricted stock agreement for executive employees. (10)
10.12	2018 Long-Term Performance Unit Award Criteria. (10)
10.13	Form of performance unit agreement for executive employees. (10)
10.14	2019 Annual Incentive Compensation Program. (11)
10.15	Form of restricted stock agreement for executive employees. (11)
10.16	2019 Long-Term Performance Unit Award Criteria. (11)
10.17	Form of performance unit agreement for executive employees. (11)
10.18	Sales Agreement, dated December 6, 2017, by and between the Company and the Sales Manager. (12)
10.19	Form of Change in Control/Severance Agreement for executive officers. (13)
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 5, 2011, for the event dated May 4, 2011.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 5, 2017, for the event dated January 3, 2017.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 4, 2018, for the event dated January 3, 2018.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 7, 2019, for the event dated January 3, 2019.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on December 11, 2017, for the event dated December 6, 2017.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2017.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstead has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: February 22, 2019	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer

Date: February 22, 2019	By:	/s/ LANCE J. PHILLIPS
Lance J. Phillips
Senior Vice President, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ JACK BIEGLER	Chairman and Director	February 19, 2019
Jack Biegler

/s/ JOHN L. BERNARD	Director	February 19, 2019
John L. (Jack) Bernard

/s/ MICHELLE P. GOOLSBY	Director	February 19, 2019
Michelle P. Goolsby

/s/ GARY KEISER	Director	February 19, 2019
Gary Keiser

/s/ CHRISTOPHER W. MAHOWALD	Director	February 19, 2019
Christopher W. Mahowald

/s/ MICHAEL G. O’NEIL	Director	February 19, 2019
Michael G. O’Neil

/s/ PHILLIP A. REINSCH	President, Chief Executive Officer	February 20, 2019
Phillip A. Reinsch	and Director

/s/ MARK S. WHITING	Director	February 19, 2019
Mark S. Whiting