Form 10-Q
period 2019-03-31
CAPSTEAD MORTGAGE CORP
filed 2019-05-01
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES              NO     ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01 par value)	85,580,126 as of May 1, 2019

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

ITEM 1.    FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except pledged and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Residential mortgage investments ($11.82 and $11.57 billion pledged at March 31, 2019 and December 31, 2018, respectively)	$12,228,422	$11,965,381
Cash collateral receivable from interest rate swap counterparties	58,191	31,797
Derivative instruments at fair value	7,037	–
Cash and cash equivalents	32,433	60,289
Receivables and other assets	115,691	129,058
	$12,441,774	$12,186,525
Liabilities
Secured borrowings	$11,222,451	$10,979,362
Derivative instruments at fair value	21,903	17,834
Unsecured borrowings	98,317	98,292
Common stock dividend payable	7,110	7,132
Accounts payable and accrued expenses	27,115	24,842
	11,376,896	11,127,462
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
7.50% Cumulative Redeemable Preferred Stock, Series E, 10,329 shares issued and outstanding ($258,226 aggregate liquidation preference) at March 31, 2019 and December 31, 2018	250,946	250,946
Common stock - $0.01 par value; 250,000 shares authorized:
85,580 and 85,277 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	856	853
Paid-in capital	1,175,878	1,174,880
Accumulated deficit	(366,110)	(346,570)
Accumulated other comprehensive income (loss)	3,308	(21,046)
	1,064,878	1,059,063
	$12,441,774	$12,186,525

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended
	March 31
	2019	2018
Interest income:
Residential mortgage investments	$83,807	$69,138
Other	422	408
	84,229	69,546
Interest expense:
Secured borrowings	(63,779)	(45,021)
Unsecured borrowings	(1,891)	(1,891)
	(65,670)	(46,912)
	18,559	22,634
Other (expense) income:
Loss on derivative instruments (net)	(21,657)	–
Compensation-related expense	(3,609)	(2,048)
Other general and administrative expense	(1,128)	(1,237)
Miscellaneous other revenue	89	71
	(26,305)	(3,214)
Net (loss) income	(7,746)	19,420
Less preferred stock dividends	(4,842)	(4,842)
Net (loss) income to common stockholders	$(12,588)	$14,578

Net (loss) income per common share:
Basic and diluted	$(0.15)	$0.16

Weighted average common shares outstanding:
Basic	84,894	93,425
Diluted	84,894	93,506

Cash dividends declared per share:
Common	$0.08	$0.16
Series E preferred	0.47	0.47

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Quarter Ended
	March 31
	2019	2018
Net (loss) income	$(7,746)	$19,420

Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gains (losses)	43,476	(44,053)
Amounts related to derivative instruments held as cash flow hedges:
Change in net unrealized (losses) gains	(8,551)	30,933
Reclassification adjustment for amounts included in net (loss) income	(10,571)	(4,644)
	24,354	(17,764)
Comprehensive income	$16,608	$1,656

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2018	$250,946	$853	$1,174,880	$(346,570)	$(21,046)	$1,059,063
Net loss	–	–	–	(7,746)	–	(7,746)
Change in unrealized gain on mortgage securities, net	–	–	–	–	43,476	43,476
Amounts related to cash flow hedges, net	–	–	–	–	(19,122)	(19,122)
Cash dividends:
Common – $0.08 per share	–	–	–	(6,952)	–	(6,952)
Preferred	–	–	–	(4,842)	–	(4,842)
Other additions to capital	–	3	998	–	–	1,001
Balance at March 31, 2019	$250,946	$856	$1,175,878	$(366,110)	$3,308	$1,064,878

Balance at December 31, 2017	$250,946	$957	$1,271,425	$(346,570)	$62,118	$1,238,876
Net income	–	–	–	19,420	–	19,420
Change in unrealized gain on mortgage securities, net	–	–	–	–	(44,053)	(44,053)
Amounts related to cash flow hedges, net	–	–	–	–	26,289	26,289
Cash dividends:
Common – $0.16 per share	–	–	(164)	(14,578)	–	(14,742)
Preferred	–	–	–	(4,842)	–	(4,842)
Common stock repurchases	–	(34)	(29,028)	–	–	(29,062)
Other additions to capital	–	2	340	–	–	342
Balance at March 31, 2018	$250,946	$925	$1,242,573	$(346,570)	$44,354	$1,192,228

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Quarter Ended March 31
	2019	2018
Operating activities:
Net (loss) income	$(7,746)	$19,420
Noncash items:
Amortization of investment premiums	18,253	25,620
Amortization of equity-based awards	1,109	415
Amortization of unrealized gain on de-designated hedges	(3,020)	–
Unrealized loss on derivative instruments (net)	26,237	–
Other depreciation and amortization	27	26
Net change in receivables, other assets, accounts payable and accrued expenses	12,635	1,290
Net cash provided by operating activities	47,495	46,771
Investing activities:
Purchases of residential mortgage investments	(994,371)	(461,381)
Interest receivable acquired with the purchase of residential mortgage investments	(2,190)	(798)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	768,168	812,524
Repayment of lending counterparty investment	5,000	–
Net cash (used in) provided by investing activities	(223,393)	350,345
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	31,034,056	48,138,234
Principal payments on repurchase arrangements and similar borrowings	(30,790,967)	(48,524,450)
(Decrease) increase in cash collateral receivable from interest rate swap counterparties	(26,394)	5,920
Net (payments on) proceeds from interest rate swap settlements	(56,731)	21,324
Common stock repurchases	–	(29,062)
Other capital stock transactions	(106)	(72)
Dividends paid	(11,816)	(23,002)
Net cash provided by (used in) financing activities	148,042	(411,108)
Net change in cash and cash equivalents	(27,856)	(13,992)
Cash and cash equivalents at beginning of period	60,289	103,907
Cash and cash equivalents at end of period	$32,433	$89,915

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2019.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Change in Use of Hedge Accounting

On March 1, 2019 the Company discontinued its use of hedge accounting on its interest rate swaps related to Secured borrowings, while retaining hedge accounting for swaps related to Unsecured borrowings. See NOTE 6 for additional information regarding these changes in the Company’s use of derivative instruments (“Derivatives”) and its related risk management policies.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”) which requires entities who are lessees to recognize a right-of-use asset and a lease liability arising from those leases on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company adopted ASU 2016-02 on January 1, 2019, which had no material effect on the Company’s results of operations, financial condition and cash flows.

NOTE 3 — NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income, after deducting dividends paid or accrued on preferred stock and allocating earnings to equity awards deemed to be participating securities pursuant to the two-class method, by the average number of shares of common stock outstanding, calculated excluding unvested stock awards.  Participating securities include unvested equity awards that contain non-forfeitable rights to dividends prior to vesting.

Diluted net income (loss) per common share is computed by dividing the numerator used to compute basic net income (loss) per common share by the denominator used to compute basic net income (loss) per common share, further adjusted for the dilutive effect, if any, of equity awards and shares of preferred stock when and if convertible into shares of common stock.  Shares of the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock are contingently convertible into shares of common stock only upon the occurrence of a change in control and therefore are not considered dilutive securities absent such an occurrence.  Any unvested equity awards that are deemed participating securities are included in the calculation of diluted net income (loss) per common share, if dilutive, under either the two-class method or the treasury stock method, depending upon which method produces the more dilutive result.  Components of the computation of basic and diluted net income (loss) per common share were as follows for the indicated periods (dollars in thousands, except per share amounts):

	Quarter Ended
	March 31
	2019	2018
Basic net income (loss) per common share
Numerator for basic net income (loss) per common share:
Net (loss) income	$(7,746)	$19,420
Preferred stock dividends	(4,842)	(4,842)
Earnings participation of unvested equity awards	(19)	(32)
	$(12,607)	$14,546
Denominator for basic net income (loss) per common share:
Average number of shares of common stock outstanding	85,549	93,867
Average unvested stock awards outstanding	(655)	(442)
	84,894	93,425
	$(0.15)	$0.16
Diluted net income (loss) per common share
Numerator for diluted net income (loss) per common share	$(12,607)	$14,546
Denominator for diluted net income (loss) per common share:
Denominator for basic net income (loss) per common share	84,894	93,425
Net effect of dilutive equity awards	–	81
	84,894	93,506
	$(0.15)	$0.16

Securities that could be potentially dilutive in the future that were not included in the computation of diluted net income (loss) per common share include 1.2 million anti-dilutive equity awards excludable under the treasury stock method for the quarter ended March 31, 2019. There were no potentially dilutive securities excluded from the computation of diluted net income (loss) per common share for the quarter ended March 31, 2018.

NOTE 4 — RESIDENTIAL mortgage investments

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (c)
March 31, 2019
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$113	$–	$113	$113	6.50%	5.25%
ARMs	8,844,800	260,507	9,105,307	9,118,646	3.58	2.69
Ginnie Mae ARMs	3,026,085	78,649	3,104,734	3,107,625	3.43	2.93
	11,870,998	339,156	12,210,154	12,226,384	3.54	2.75
Residential mortgage loans:
Fixed-rate	241	1	242	242	7.12	2.68
ARMs	806	4	810	810	3.90	4.44
	1,047	5	1,052	1,052	4.64	3.80
Collateral for structured financings	970	16	986	986	8.25	7.57
	$11,873,015	$339,177	$12,212,192	$12,228,422	3.54	2.75
December 31, 2018
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$126	$–	$126	$126	6.50%	6.23%
ARMs	8,691,794	257,999	8,949,793	8,931,558	3.42	2.28
Ginnie Mae ARMs	2,964,531	75,744	3,040,275	3,031,264	3.30	2.54
	11,656,451	333,743	11,990,194	11,962,948	3.39	2.34
Residential mortgage loans:
Fixed-rate	552	1	553	553	6.80	2.44
ARMs	868	4	872	872	3.91	3.24
	1,420	5	1,425	1,425	5.03	2.95
Collateral for structured financings	991	17	1,008	1,008	7.99	7.43
	$11,658,862	$333,765	$11,992,627	$11,965,381	3.39	2.34

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of March 31, 2019, the average months to roll for the Company’s $6.10 billion (amortized cost basis) in current-reset ARM investments was approximately six months while the average months to roll for the Company’s $6.11 billion (amortized cost basis) in longer-to-reset ARM investments was approximately 43 months.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
March 31, 2019
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$10,703,199	$31,632	$10,154,691	2.73%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	1,119,381	3,513	1,066,774	2.69
Similar borrowings:
Collateral for structured financings	986	–	986	8.25
	$11,823,566	$35,145	$11,222,451	2.73
Quarter-end borrowing rates adjusted for effects of related Derivatives				2.34

December 31, 2018
Borrowings under repurchase arrangements with maturities of 30 days or less:
Agency Securities	$4,424,311	$12,287	$4,204,988	2.73%
Borrowings under repurchase arrangements with maturities greater than 30 days:
Agency Securities (31 to 90 days)	7,143,129	19,621	6,773,366	2.68
Similar borrowings:
Collateral for structured financings	1,008	–	1,008	7.99
	$11,568,448	$31,908	$10,979,362	2.70
Year-end borrowing rates adjusted for effects of related Derivatives				2.26

Average secured borrowings outstanding during the indicated periods differed from respective ending balances primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	March 31, 2019		December 31, 2018
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives	$11,156,608	2.12%	$11,439,646	2.07%

NOTE 6 — USE OF DERIVATIVES, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

Capstead attempts to mitigate exposure to higher interest rates by entering into one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements for terms of two and three years.  These Derivatives hedge the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day secured borrowings.  From an economic perspective, this hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the borrowings, leaving the fixed-rate swap payments as the Company’s effective borrowing rate, subject to certain adjustments. Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

Historically, the Company designated its interest rate swaps related to secured borrowings as hedges for accounting purposes, whereby changes in the swaps’ fair values were recorded in Accumulated other comprehensive income (loss).  The Company discontinued hedge accounting on March 1, 2019 for these swaps and, for GAAP purposes, related changes in the fair value are recorded in the Company’s consolidated statement of operations beginning on that date. Also, for GAAP purposes, related net unrealized gains recorded in Accumulated other comprehensive income (loss) through February 28, 2019 are being recognized as a component of interest expense in the Company’s consolidated statement of operations over the remaining lives of these swaps.

During the quarter ended March 31, 2019, Capstead entered into swap agreements with notional amounts of $2.6 billion requiring fixed-rate interest payments averaging 2.55%. During the quarter ended March 31, 2019, $950 million notional amount of swaps requiring fixed-rate interest payments averaging 1.58% matured.  At March 31, 2019 the Company’s swap positions related to secured borrowings had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Second quarter 2019	$1,650,000	1.33%
Third quarter 2019	550,000	1.40
Fourth quarter 2019	700,000	1.72
First quarter 2020	600,000	2.07
Second quarter 2020	600,000	2.68
Third quarter 2020	200,000	1.64
Fourth quarter 2020	200,000	2.04
First quarter 2021	100,000	2.67
Second quarter 2021	200,000	2.87
Fourth quarter 2021	800,000	2.85
First quarter 2022	2,600,000	2.55
	$8,200,000

The Company has three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million and average fixed rates of 4.09% with 20-year payment terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings.  These Derivatives remain designated as cash flow hedges for accounting purposes of the variability of the underlying contractual rate associated with the floating-rate terms of these long-term borrowings which began on various dates between October 2015 and September 2016.

Interest rate swap agreements are measured at fair value on a recurring basis primarily using Level Two Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  Fair value estimates for these Derivatives are calculated using the net discounted future fixed cash payments and the discounted future variable cash receipts which are based on expected future interest rates derived from observable market interest rate curves.  The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining fair value.  In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation.

The fair value of exchange-traded swap agreements hedging Secured borrowings is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a significantly reduced fair value amount representing the unsettled fair value of these Derivatives.  Non-exchange traded swap agreements held as cash flow hedges of Unsecured borrowings are reported at fair value calculated excluding accrued interest.  At March 31, 2019, Cash collateral receivable from interest rate swap counterparties includes initial margin for all swap agreements and variation margin for non-exchange traded swap agreements.  Accrued interest for non-exchange traded swap agreements is included in Accounts payable and accrued expenses.

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	March 31	December 31
	Location	2019	2018
Balance sheet-related
Swap agreements in a gain position (an asset) related to secured borrowings	(a)	$7,037	$–
Swap agreements in a loss position (a liability) related to
unsecured borrowings	(a)	(21,903)	(17,834)
Related net interest payable	(b)	(871)	(372)
		$(15,737)	$(18,206)

(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.  The amount of unrealized gains, net of unrealized losses, included in Accumulated other comprehensive income (loss) and scheduled to be recognized in the Statements of Operations over the next twelve months primarily in the form of amortization of net unrealized gains on de-designated interest rate swaps and fixed-rate swap payments in excess of current market rates on swaps related to unsecured borrowings totaled $13.3 million at March 31, 2019.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Quarter Ended March 31
	Net Income	2019	2018
Income statement-related
Components of Secured borrowings-related effects on interest expense:
Amount of gain reclassified from Accumulated other comprehensive income (loss)		$7,891	$5,247
Amortization of unrealized gain, net of unrealized losses on de-designated Derivatives		3,020	–
	(a)	10,911	5,247
Component of Unsecured borrowings-related effects on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income (loss)	(b)	(340)	(603)
Decrease in interest expense and increase in Net (loss) income as a result of the use of Derivatives		$10,571	$4,644

Realized and unrealized loss on non-designated Derivatives (net)	(c)	$(21,657)	$–

Other comprehensive income-related
Amount of (loss) gain recognized in Other comprehensive income		$(8,551)	$30,933

(a)	Included in “Interest expense: Secured borrowings” on the face of the Statements of Operations.
(b)	Included in “Interest expense: Unsecured borrowings” on the face of the Statements of Operations.
(c)	Included in “Loss on derivative instruments (net)” on the face of the Statement of Operations.

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

Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (b)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets (a)	Sheet (a)	Sheet	Instruments	Received	Amount
March 31, 2019
Counterparty 4	$10,913	$(3,877)	$7,037	$–	$–	$7,037
December 31, 2018
Counterparty 4	$26,787	$(26,787)	$–	$–	$–	$–

(a)

Included in gross amounts of recognized assets at March 31, 2019 is the fair value of exchange-traded swap agreements, calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with these swaps at March 31, 2019.

(b)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities (a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
March 31, 2019
Derivatives by counterparty:
Counterparty 1	$22,774	$–	$22,774	$–	$(22,774)	$–
Counterparty 4	41,548	(41,548)	–	–	–	–
	64,322	(41,548)	22,774	–	(22,774)	–
Borrowings under repurchase arrangements (d)	11,233,090	–	11,233,090	(11,233,090)	–	–
	$11,297,412	$(41,548)	$11,255,864	$(11,233,090)	$(22,774)	$–
December 31, 2018
Derivatives by counterparty:
Counterparty 1	$18,205	$–	$18,205	$–	$(18,205)	$–
Counterparty 4	9,718	(9,718)	–	–	–	–
	27,923	(9,718)	18,205	–	(18,205)	–
Borrowings under repurchase arrangements (d)	10,987,329	–	10,987,329	(10,987,329)	–	–
	$11,015,252	$(9,718)	$11,005,534	$(10,987,329)	$(18,205)	$–

(a)

Included in gross amounts of recognized liabilities at March 31, 2019 is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange-traded swap agreements (Counterparty 4), calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swap agreements at March 31, 2019.

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

(d)	Amounts include accrued interest payable of $11.6 million and $9.0 million on borrowings under repurchase arrangements as of March 31, 2019 and December 31, 2018, respectively.

Changes in Accumulated other comprehensive income (loss) by component for the quarter ended March 31, 2019 were as follows (in thousands):

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2018	$6,200	$(27,246)	$(21,046)
Activity for the quarter ended March 31, 2019:
Other comprehensive income (loss) before reclassifications	(8,551)	43,476	34,835
Amounts reclassified from Accumulated other comprehensive income (loss)	(10,571)	–	(10,481)
Other comprehensive income (loss)	(19,122)	43,476	24,354
Balance at March 31, 2019	$(12,922)	$16,230	$3,308

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

	March 31, 2019		December 31, 2018
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,364	7.88%	$34,354	7.89%
December 2035 ($40,000 face amount)	39,368	7.65	39,359	7.65
September 2036 ($25,000 face amount)	24,585	7.69	24,579	7.69
	$98,317	7.74	$98,292	7.74

NOTE 8 — FAIR VALUE

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

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

		March 31, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	Level 2	$1,052	$1,100	$1,425	$1,400
Lending counterparty investments	Level 3	–	–	5,002	5,002
Secured borrowings-related interest rate swap agreements	Level 2	7,037	7,037	–	–
Financial liabilities:
Unsecured borrowings	Level 2	98,317	75,200	98,292	76,600
Unsecured borrowings-related interest rate swap agreements	Level 2	21,903	21,903	17,834	17,834

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
March 31, 2019
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$9,105,307	$65,623	$52,284	$9,118,646
Ginnie Mae	3,104,734	14,638	11,747	3,107,625
Residential mortgage securities classified as held-to-maturity	1,099	3	–	1,102

December 31, 2018
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	8,949,793	56,041	74,276	8,931,558
Ginnie Mae	3,040,275	8,681	17,692	3,031,264
Residential mortgage securities classified as held-to-maturity	1,134	3	–	1,137

	March 31, 2019		December 31, 2018
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$4,996,754	$62,772	$4,736,171	$83,407
Less than one year	578,144	1,259	1,475,120	8,561
	$5,574,898	$64,031	$6,211,291	$91,968

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

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments were considered other-than-temporarily impaired at March 31, 2019.

NOTE 9 — EQUITY INCENTIVE PLAN

All equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At March 31, 2019, this plan had 2,919,087 shares of common stock remaining available for future issuances.

Long-term Equity-based Awards – Performance-based Restricted Stock Units (“RSUs”)

RSU activity and related information for the quarter ended March 31, 2019 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSU awards outstanding at December 31, 2018	501,858	$9.02
Grants	206,914	6.87
Vestings	(34,135)	8.03
Forfeitures	(135,692)	8.03
Unvested RSU awards outstanding at March 31, 2019	538,945	8.50

During the quarters ended March 31, 2019 and 2018, the Company recognized in Compensation-related expense $578,000 and $3,000, respectively, related to this program. Unrecognized estimated compensation expense for these awards totaled $2.2 million at March 31, 2019, to be expensed over a weighted average period of 1.6 years (assumes estimated attainment levels for the related performance metrics will be met).

Dividends accrue from the date of grant and will be paid in cash to the extent the units convert into shares of common stock following completion of related performance periods. If these shares do not vest, the related dividends will be forfeited.  Included in Common stock dividends payable at March 31, 2019 are estimated dividends payable pertaining to these awards of $105,000.

Long-term Equity-based Awards – Restricted Stock Awards

Restricted stock award activity for the quarter ended March 31, 2019 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2018	461,091	$9.01
Grants	284,655	6.76
Vestings	(99,917)	8.49
Unvested stock awards outstanding at March 31, 2019	645,829	8.10

During the quarters ended March 31, 2019 and 2018, the Company recognized in Compensation-related expense $408,000 and $307,000, respectively, related to amortization of the grant date fair value of employee stock awards.  In addition, during the quarters ended March 31, 2019 and 2018, the Company recognized in Other general and administrative expense $123,000 and $105,000, respectively, related to amortization of the grant date fair value of director stock awards.  Unrecognized compensation expense for unvested stock awards for employees and directors totaled $3.2 million as of March 31, 2019, to be expensed over a weighted average period of 1.5 years.

Service-based stock awards issued to non-executive employees and to directors receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Stock awards issued to executives defer the payment of dividends accruing between the grant dates and the end of related service periods.  If these awards do not vest, the related accrued dividends will be forfeited. Included in Common stock dividend payable at March 31, 2019 and 2018 are estimated dividends payable pertaining to these awards totaling $191,000.

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

On March 1, 2019 the Company discontinued its use of hedge accounting on its interest rate swaps related to secured borrowings and introduced a core earnings metric.  Consequently, GAAP net loss for the quarter of $8 million or $(0.15) per diluted common share included $26 million in unrealized losses of fair value of these derivatives and amortization of the net unrealized gains of $3 million from the date of de-designation. The Company reported core earnings of $15 million or $0.12 per diluted common share for the quarter ended March 31, 2019.  See “Reconciliation of GAAP and non-GAAP Financial Measures” for more information on core earnings. Earnings in the first quarter of 2019 benefited from higher cash yields, lower investment premium amortization and favorable terms on new interest rate swap agreements entered into during the quarter, which together with higher portfolio balances more than offset the effects of higher borrowing costs resulting from the December 2018 federal funds rate increase.

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital totaled $1.16 billion at March 31, 2019, consisting of $814 million of common and $251 million of preferred stockholders’ equity (recorded amounts), together with $98 million of unsecured borrowings maturing in 2035 and 2036.  Long-term investment capital increased $6 million during the quarter ended March 31, 2019 as a result of increases in portfolio valuations that exceeded decreases in swap gains and core earnings in excess of dividends.

Book value per common share (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) increased $0.04 or 0.4% to $9.43 per share, as increases in portfolio valuations and core earnings in excess of dividends exceeded decreases in swap valuations and stock compensation-related activity.

Capstead’s residential mortgage investments portfolio increased $263 million during the first three months of 2019 to $12.23 billion at March 31, 2019, with acquisitions exceeding portfolio runoff by $214 million (principal amount) with the remaining increase primarily attributable to increases in unrealized gains on the portfolio. Secured borrowings increased $243 million to $11.22 billion.  Portfolio leverage (secured borrowings divided by long-term investment capital) increased to 9.65 to one at March 31, 2019 from 9.49 to one at December 31, 2018.  Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Book Value per Common Share

All but $2 million of Capstead’s residential mortgage investments portfolio and all of its interest rate swap agreements (also referred to as “Derivatives”) are recorded at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share. See NOTE 8 to the consolidated financial statements (included under Item 1 of this report) for additional disclosures regarding fair values of financial instruments held or issued by the Company.

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

Book value per share as of March 31, 2019 was $9.43, an increase of $0.04 or 0.4% over December 31, 2018 book value of $9.39. The first quarter increase in book value was attributable to $0.51 in higher portfolio valuations and $0.04 of core earnings in excess of dividends, partially offset by $0.49 in lower swap valuations and $0.02 related to stock compensation-related activity.

Residential Mortgage Investments

Capstead’s portfolio of residential mortgage investments increased $263 million during the first quarter of 2019 to $12.23 billion, with acquisitions exceeding portfolio runoff by $214 million (principal amount) with the remaining increase primarily attributable to increases in unrealized gains on the portfolio.

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at March 31, 2019 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$3,404,328	4.12%	4.25%	1.66%	2.54%	5.06%	6.2
Freddie Mac Agency Securities	1,503,221	4.07	4.44	1.77	2.00	4.97	7.3
Ginnie Mae Agency Securities	1,188,315	3.60	3.91	1.51	1.05	4.68	6.2
Residential mortgage loans	810	3.90	4.65	2.06	1.75	11.10	6.7
(50% of total)	6,096,674	4.01	4.23	1.66	2.12	4.97	6.5
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,856,488	2.98	4.19	1.61	3.29	5.00	41.8
Freddie Mac Agency Securities	1,341,270	2.94	4.35	1.64	3.01	5.07	39.6
Ginnie Mae Agency Securities	1,916,419	3.33	3.90	1.50	1.00	5.00	46.7
(50% of total)	6,114,177	3.08	4.14	1.58	2.51	5.02	42.9
	$12,210,851	3.54	4.18	1.62	2.32	4.99	24.8
Gross WAC (rate paid by borrowers) (c)		4.13

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At March 31, 2019, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 102.86.  This table excludes $1 million in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)

Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments.  As such, it is similar to the cash yield on the portfolio which is calculated using amortized cost basis.  Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date.  Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps.  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 77% of current-reset ARMs were subject to periodic caps averaging 1.78%; 16% were subject to initial caps averaging 2.19%; 6% were subject to lifetime caps averaging 6.28%; and less than 1% were uncapped.  All longer-to-reset ARM securities at March 31, 2019 were subject to initial caps.

(c)

Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

Approximately 16%, or $957 million of the Company’s current-reset ARM securities with average net WACs of 2.86% and fully-indexed WACs of 4.15% will reset in rate for the first time within the next 18 months. After consideration of any applicable initial fixed-rate periods, at March 31, 2019 approximately 92%, 4% and 3% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively, while approximately 1% reset every five years. Approximately 5% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 20 months at March 31, 2019.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

Secured Borrowings

Capstead has traditionally financed its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions that involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financings.  The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.5 percent of the fair value of pledged residential mortgage pass-through securities at March 31, 2019.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $613 million of capital at risk with its lending counterparties at March 31, 2019.  The Company did not have capital at risk with any single counterparty exceeding 6% of total stockholders’ equity at March 31, 2019.

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

As of March 31, 2019, the Company’s secured borrowings totaled $11.22 billion with 22 counterparties at average rates of 2.72%, before the effects of currently-paying interest rate swap agreements and 2.34% including the effects of these Derivatives.  The Company typically uses two- and three-year term interest rate swap agreements with variable rate receipts primarily based on three-month LIBOR to help mitigate exposure to rising short-term interest rates.  At quarter-end the Company held $8.20 billion notional amount of these Derivatives with contract expirations occurring at various dates through the first quarter of 2022 and a weighted average expiration of 19 months.

Including the effects of these Derivatives, the Company’s residential mortgage investments and secured borrowings had estimated durations at March 31, 2019 of 13½ months for a net duration gap of approximately zero months – see “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable Derivatives such as interest rate swap agreements as well as longer-maturity secured borrowings, if available at attractive rates and terms.

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

•	current portfolio leverage levels,
•	changes in market value of assets pledged and Derivatives held for hedging purposes as determined by lending and swap counterparties,
•	mortgage prepayment levels,
•	collateral requirements of lending and swap counterparties, and
•	general conditions in the commercial banking and mortgage finance industries.

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of March 31, 2019 in comparison with December 31, 2018 (in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Residential mortgage investments	$12,228,422	$11,222,451	$1,005,971	$454,068
Cash collateral receivable from swap counterparties, net (c)			43,325	–
Other assets, net of other liabilities			113,899	32,433
Balances as of March 31, 2019:	$12,228,422	$11,222,451	$1,163,195	$486,501	9.65:1

Balances as of December 31, 2018	$11,965,381	$10,979,362	$1,157,355	$501,854	9.49:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
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

Future levels of portfolio leverage will be dependent on many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”). Portfolio leverage increased from year-end primarily due funding increases in the portfolio. Potential liquidity declined slightly during this period primarily as a result of the increase in leverage. Management believes current portfolio leverage levels represent an appropriate use of leverage under current market conditions for a portfolio consisting of seasoned, short-duration ARM Agency Securities.

Reconciliation of GAAP and non-GAAP Financial Measures

Management believes the presentation of core earnings and core earnings per diluted common share, non-GAAP financial measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate and compare the performance of the Company to that of its peers. Historically, the Company designated its interest rate swaps related to secured borrowings as cash flow hedges for accounting purposes, whereby changes in the swaps’ fair values were recorded in Accumulated other comprehensive income (loss). The Company discontinued cash flow hedge accounting on March 1, 2019 for interest rate swaps related to secured borrowings and, for GAAP purposes, related changes in the fair value of these swaps are recorded in the Company’s consolidated statement of operations beginning on that date. Also, for GAAP purposes, related net unrealized gains recorded in Accumulated other comprehensive income (loss) through February 28, 2019 are being recognized as a component of interest expense in the Company’s consolidated statement of operations over the remaining life of these swaps.  Core earnings excludes these GAAP adjustments. The following reconciles GAAP net (loss) income to core earnings and core earnings per common share:

	Quarter Ended March 31, 2019		Quarter Ended March 31, 2018
	Amount	Per Share	Amount	Per Share
Net (loss) income	$(7,746)	$(0.15)	$19,420	$0.16
Unrealized loss on non-designated Derivatives	26,237	0.31	–	–
Amortization of unrealized gain, net of unrealized losses on de-designated Derivatives (a)	(3,020)	(0.04)	–	–
Core earnings	$15,471	$0.12	$19,420	$0.16

(a)

Consists of unrealized gains and losses included in Accumulated other comprehensive income (loss) on two- and three-year interest rate swap agreements previously designated as cash flow hedges of secured borrowings that are being amortized over these instruments’ contractual terms as a component of interest expense for GAAP purposes.

Management believes that presenting financing spreads on residential mortgage investments, a non-GAAP financial measure, provides useful information for evaluating the performance of the Company’s portfolio as opposed to total financing spreads because the non-GAAP measure speaks specifically to the performance of the Company’s investment portfolio.  The following reconciles these measures for the indicated periods:

	Quarter Ended March 31
	2019	2018
Total financing spreads	0.42%	0.55%
Impact of yields on other interest-earning assets (a)	–	0.01
Impact of borrowing rates on other interest-paying liabilities (a)	0.05	0.05
Impact of amortization of unrealized gain in Accumulated other comprehensive income	(0.11)	–
Impact of net interest cash flows on non-designated Derivatives	0.16	–
Financing spreads on residential mortgage investments	0.52	0.61
(a)

Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of unsecured borrowings and, at times, cash collateral payable to interest rate swap counterparties.

RESULTS OF OPERATIONS

	Quarter Ended
	March 31
	2019	2018
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments	$83,807	$69,138
Related interest expense	(63,779)	(45,021)
	20,028	24,117
Other interest income (expense)	(1,469)	(1,483)
	18,559	22,634
Other (expense) income:
Loss on derivative instruments (net)	(21,657)	–
Compensation-related expense	(3,609)	(2,048)
Other general and administrative expense	(1,128)	(1,237)
Miscellaneous other revenue	89	71
	(26,305)	(3,214)
Net (loss) income	(7,746)	19,420
Net (loss) income per diluted common share	$(0.15)	$0.16
Average diluted shares outstanding	84,894	93,506
Key operating statistics: (dollars in millions)
Core earnings (a)	$15,471	$19,420
Core earnings per diluted common share (a)	0.12	0.16
Average yields:
Residential mortgage investments	2.75%	2.08%
Other interest-earning assets	2.32	1.33
Total average yields	2.75	2.07
Average borrowing rates:
Secured borrowings (b)	2.23	1.47
Unsecured borrowings	7.69	7.70
Total average borrowing rates	2.28	1.52
Average total financing spreads	0.42	0.55
Average financing spreads on residential mortgage investments (a)	0.52	0.61
Average CPR	20.62	19.64
Average balance information:
Residential mortgage investments (cost basis)	$12,169	$13,303
Other interest-earning assets	72	123
Secured borrowings	11,157	12,236
Unsecured borrowings (included in long-term investment capital)	98	98
Long-term investment capital (“LTIC”)	1,162	1,315
Operating costs as a percentage of average LTIC (c)	1.32%	1.01%
Return on average LTIC	6.06	6.57
Return on average common equity capital	5.33	6.12

(a)	See “Reconciliation of GAAP and non-GAAP Financing Measures” for a reconciliation of these financial measures and the Company’s rationale for using these non-GAAP financial measures.
(b)

Secured borrowing rates exclude the effects of amortization of the net unrealized gains and losses included in Accumulated other comprehensive income (loss) upon de-designation on March 1, 2019 of related swaps held for hedging purposes of (0.11)% and include net interest cash flows from that date on non-designated hedges of 0.16% to better compare the components of financing spreads on residential mortgage investments with prior periods.

(c)	Excludes the effects of first quarter 2019 adjustments to 2018 incentive compensation accruals totaling $(949,000) due to the Company’s outperformance relative to its peers.

Capstead reported a GAAP net loss of $8 million or $(0.15) per diluted common share for the quarter ended March 31, 2019. Capstead’s core earnings, a non-GAAP financial measure, totaled $15 million or $0.12 per diluted common share for the quarter ended March 31, 2019, compared to net income and core earnings of $19 million or $0.16 per diluted common share for the same period in 2018.  Earnings in the first quarter of 2019 were negatively impacted by higher borrowing costs while benefiting from higher cash yields and lower investment premium amortization.

Interest income on residential mortgage investments was higher by $14.7 million for the quarter ended March 31, 2019 compared to the same period in 2018.  This increase is attributable to $21.0 million in increases related to higher average yields, net of $6.3 million in decreases related to lower average portfolio balances.

Yields on residential mortgage investments for the quarter ended March 31, 2019 increased 67 basis points compared to the same period in 2018, averaging 2.75% primarily due to 50 basis points in higher cash yields. This was largely due to ARM loan coupon interest rates resetting higher to more current rates and higher coupon interest rates on acquisitions. Yields benefited from smaller adjustments for investment premium amortization of 17 basis points in the first three months of 2019 compared to the same period in 2018 as a result of a lower portfolio basis, lower premiums on acquisitions and changes in prepayment estimates.

Interest expense on secured borrowings was higher by $18.8 million for the quarter ended March 31, 2019 compared to the same period in 2018.  This increase is attributable to $23.0 million in increases related to higher average borrowing rates, net of $4.2 million in decreases related to lower average borrowings.

Secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes increased 76 basis points for the quarter ended March 31, 2019 compared to the same period in 2018 to average 2.23%. Market conditions, including four 25 basis point increases in the Federal Funds Rate in 2018, contributed to higher borrowing rates.  Swap costs were impacted by the expiration of older, lower-rate swaps and the addition of new higher-rate swaps. Resulting higher rates were partially offset by higher variable rate swap receipts as a result of higher short-term LIBOR rates and the use of more 3-month LIBOR-receive swap agreements. Average fixed-rate swap payment rates were 201 basis points for the quarter ended March 31, 2019 compared to 134 basis points for the same period in 2018.  Currently-paying swap balances were higher, averaging $7.30 billion for the quarter ended March 31, 2019, compared to $7.16 billion for the same period in 2018.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Operating costs were higher in the first quarter of 2019 compared to the same period in 2018 primarily due to higher short-term incentive compensation accruals including a post year-end adjustment to short-term incentive compensation of $631,000 to finalize the program results for the year ended December 31, 2018. Additionally, long-term incentive compensation included accrual adjustments of $318,000 and $(264,000) for the quarters ended March 31, 2019 and 2018, respectively, related to changes in performance-based restricted equity award vesting expectations. The Company currently anticipates operating costs expressed as an annualized percentage of long-term investment capital will be approximately 1.3% for 2019.

liquidity and capital resources

Capstead’s primary sources of funds are secured borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” illustrates management’s estimate of additional funds potentially available to the Company at March 31, 2019 and the accompanying discussion provides insight into the Company’s perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Secured borrowings totaled $11.22 billion at March 31, 2019, all maturing within 90 days.  Secured borrowings began the year at $10.98 billion and averaged $11.16 billion during the quarter ended March 31, 2019.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses Derivatives supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  At quarter-end the Company held $8.20 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the first quarter of 2022 and a weighted average expiration of 19 months. Additionally, the Company entered into swap agreements effectively locking in lower fixed rates of interest during the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings that mature in 2035 and 2036.  The Company intends to continue to utilize suitable Derivatives such as interest rate swap agreements or other derivatives and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

The Company has $37 million remaining on its $125 million stock repurchase program that was reactivated in November 2017. The Company did not repurchase shares during the first quarter of 2019 as capital was deployed into growing the portfolio at attractive levels. The timing, manner, price and amount of any future common and preferred issuances and any common stock repurchases will be made in the open market at the Company’s discretion, subject to economic and market conditions, stock price, compliance with federal securities laws and tax regulations as well as blackout periods associated with the dissemination of important Company-specific news.

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

To further reduce exposure to higher short-term interest rates, the Company uses Derivatives (currently consisting of a portfolio of interest rate swap agreements) that typically require interest payments for two- or three-year terms, as well as longer-maturity secured borrowings, if available at attractive rates and terms.  These transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  Including the effects of Derivatives held to hedge changes in secured borrowing rates, at March 31, 2019 the Company’s residential mortgage investments and secured borrowings had estimated durations of 13½ months for a net duration gap of approximately zero months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable interest rate swap agreements or other derivatives and longer-maturity secured borrowings, if available at attractive rates and terms.

Capstead performs sensitivity analyses using a model to estimate the effects that specific interest rate changes can reasonably be expected to have on net interest margins and portfolio values.  All investments, secured borrowings and related Derivatives held are included in these analyses.  For net interest margin modeling purposes, the model incorporates management’s assumptions for mortgage prepayment levels for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums and reinvesting portfolio runoff.  These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior under normal market conditions unaffected by changes in market liquidity.  For portfolio valuation modeling purposes, a static portfolio is assumed.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related Derivatives at March 31, 2019 and December 31, 2018, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 1.00%	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: (a)
March 31, 2019	2.25-2.50%	2.41%	24.2%	12.5%	(13.8)%	(29.6)%
December 31, 2018	2.25-2.50	2.69	20.9	11.4	(12.7)	(34.4)

Projected percentage change in portfolio and related Derivative values: (a)
March 31, 2019	2.25-2.50	2.41	(0.2)	(0.1)	(0.2)	(0.4)
December 31, 2018	2.25-2.50	2.69	0.1	0.1	(0.3)	(0.7)

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

Management believes the following are critical accounting policies in the preparation of Capstead’s consolidated financial statements that involve the use of estimates requiring considerable judgment:

•

Amortization of investment premiums on residential mortgage investments – Investment premiums on residential mortgage investments are recognized in earnings as adjustments to interest income by the interest method over the estimated lives of the related assets.  Amortization is affected by actual portfolio runoff (scheduled and unscheduled principal paydowns) and by estimates and judgments related to future levels of mortgage prepayments that may be necessary to achieve the required effective yield over the estimated life of the related investment.

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

•

Fair value and impairment accounting for residential mortgage investments – Nearly all of Capstead’s residential mortgage investments are held in the form of mortgage securities that are classified as available-for-sale and recorded at fair value on the balance sheet with unrealized gains and losses recorded in Stockholders’ equity as a component of Accumulated other comprehensive income (loss).  Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions and the perceived credit quality of Agency Securities.  Judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity.  See NOTE 8 to the consolidated financial statements (included under Item 1 of this report) for discussion of how Capstead values its residential mortgage investments.

Generally, gains or losses are recognized in earnings only if securities are sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs that is determined to be other-than-temporary, the difference between amortized cost and fair value would be recognized in earnings as a component of Other revenue (expense) if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale.  Other-than-temporary impairment of a mortgage security due to other factors would be recognized in Accumulated other comprehensive income (loss).

•

Accounting for derivative instruments – Derivatives are recorded as assets or liabilities and carried at fair value.  Fair values fluctuate with current and projected changes in interest rates and other factors such as the Company’s and its counterparties’ nonperformance risk.  Judgment is required to develop estimated fair values.

The accounting for changes in fair value of each Derivative held depends on whether it has been designated as an accounting hedge, as well as the type of hedging relationship identified.  To qualify as a cash flow hedge for accounting purposes, at the inception of the hedge relationship the Company must anticipate and document that the hedge relationship will be highly effective and must monitor ongoing effectiveness on at least a quarterly basis.  As long as the hedge relationship remains highly effective, changes in fair value of the Derivative are recorded in Accumulated other comprehensive income (loss).  Changes in fair value of Derivatives not held as accounting hedges, or for which the hedge relationship is deemed to no longer be highly effective and as a result hedge accounting is terminated, are recorded in earnings as a component of Other (expense) income.

The Company uses Derivatives in the form of interest rate swap agreements to hedge the variability in borrowing rates on its secured and unsecured borrowings.  For Derivatives designated as accounting hedges, fixed interest payments and variable interest receipts are recorded as an adjustment to interest expense on the related designated borrowings.  For Derivatives not designated as accounting hedges, fixed interest payments and variable interest receipts are recorded as a component of Other (expense) income.  For Derivatives initially designated as an accounting hedge and subsequently de-designated, any unrealized gain or loss included in Accumulated other comprehensive income (loss) at the time of de-designation is amortized as an adjustment to interest expense on the related borrowings over the remaining term of the Derivatives.   See NOTE 6 to the consolidated financial statements (included under Item 1 of this report) and “Financial Condition – Secured Borrowings” for additional information regarding the Company’s current use of Derivatives and its related risk management policies.

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

For a further discussion of these and other factors that could impact our future results and performance, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission on February 22, 2019.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.    Controls and Procedures

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2019.

PART II. — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors during the quarter ended March 31, 2019 from those previously disclosed in “Risk Factors” under Part I, Item 1A of our 2018 Form 10-K.

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

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: May 1, 2019	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer

Date: May 1, 2019	By:	/s/ LANCE J. PHILLIPS
Lance J. Phillips
Senior Vice President, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)