Form 10-Q
period 2019-06-30
CAPSTEAD MORTGAGE CORP
filed 2019-07-26
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number:  001-08896

CAPSTEAD MORTGAGE CORPORATION

(Exact name of Registrant as specified in its Charter)

Maryland	75-2027937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
8401 North Central Expressway, Suite 800, Dallas, TX	75225-4404
(Address of principal executive offices)	(Zip Code)

(214) 874-2323

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock ($0.01 par value)	CMO	New York Stock Exchange
7.50% Series E Cumulative Redeemable Preferred Stock ($0.10 par value)	CMOPRE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES              NO     ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01par value)	85,606,455 as of July 26, 2019

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2019

ITEM 1.    FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except pledged and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Residential mortgage investments ($11.30 and $11.57 billion pledged at June 30, 2019 and December 31, 2018, respectively)	$11,531,219	$11,965,381
Cash collateral receivable from interest rate swap counterparties	70,873	31,797
Interest rate swap agreements at fair value	2,128	–
Cash and cash equivalents	179,478	60,289
Receivables and other assets	143,405	129,058
	$11,927,103	$12,186,525
Liabilities
Secured borrowings	$10,742,574	$10,979,362
Interest rate swap agreements at fair value	28,284	17,834
Unsecured borrowings	98,342	98,292
Common stock dividend payable	10,605	7,132
Accounts payable and accrued expenses	24,910	24,842
	10,904,715	11,127,462
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
7.50% Cumulative Redeemable Preferred Stock, Series E, 10,329 shares issued and outstanding ($258,226 aggregate liquidation preference) at June 30, 2019 and December 31, 2018	250,946	250,946
Common stock - $0.01 par value; 250,000 shares authorized:
85,549 and 85,277 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	855	853
Paid-in capital	1,176,529	1,174,880
Accumulated deficit	(444,703)	(346,570)
Accumulated other comprehensive income (loss)	38,761	(21,046)
	1,022,388	1,059,063
	$11,927,103	$12,186,525

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Interest income:
Residential mortgage investments	$85,100	$65,202	$168,907	$134,340
Other	600	305	1,022	713
	85,700	65,507	169,929	135,053
Interest expense:
Secured borrowings	(67,945)	(48,241)	(131,724)	(93,262)
Unsecured borrowings	(1,900)	(1,900)	(3,791)	(3,791)
	(69,845)	(50,141)	(135,515)	(97,053)
	15,855	15,366	34,414	38,000
Other (expense) income:
Loss on derivative instruments (net)	(74,842)	–	(96,499)	–
Loss on sale of investments (net)	(1,365)	–	(1,365)	–
Compensation-related expense	(1,972)	(1,560)	(5,581)	(3,608)
Other general and administrative expense	(1,138)	(899)	(2,266)	(2,136)
Miscellaneous other revenue	2	81	91	152
	(79,315)	(2,378)	(105,620)	(5,592)
Net (loss) income	(63,460)	12,988	(71,206)	32,408
Less preferred stock dividends	(4,842)	(4,842)	(9,684)	(9,684)
Net (loss) income to common stockholders:	$(68,302)	$8,146	$(80,890)	$22,724

Net (loss) income per common share:
Basic and diluted	$(0.80)	$0.09	$(0.95)	$0.24

Weighted average common shares outstanding:
Basic	84,934	92,001	84,914	92,709
Diluted	84,934	92,121	84,914	92,810

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Net (loss) income	$(63,460)	$12,988	$(71,206)	$32,408

Other comprehensive income
Amounts related to available-for-sale securities:
Change in net unrealized gains (losses)	48,550	(16,512)	92,026	(60,565)
Amounts related to cash flow hedges:
Change in net unrealized (losses) gains	(6,746)	7,873	(15,297)	38,805
Reclassification adjustment for amounts included in net income	(6,351)	(9,971)	(16,922)	(14,614)
	35,453	(18,610)	59,807	(36,374)
Comprehensive loss	$(28,007)	$(5,622)	$(11,399)	$(3,966)

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2019	$250,946	$856	$1,175,878	$(366,110)	$3,308	$1,064,878
Net loss	–	–	–	(63,460)	–	(63,460)
Change in unrealized gain on mortgage securities, net	–	–	–	–	48,550	48,550
Amounts related to cash flow hedges, net	–	–	–	–	(13,097)	(13,097)
Cash dividends:
Common – $0.12 per share	–	–	–	(10,291)	–	(10,291)
Preferred – $0.47 per share	–	–	–	(4,842)	–	(4,842)
Other additions to capital	–	(1)	651	–	–	650
Balance at June 30, 2019	$250,946	$855	$1,176,529	$(444,703)	$38,761	$1,022,388

Balance at March 31, 2018	$250,946	$925	$1,242,573	$(346,570)	$44,354	$1,192,228
Net income	–	–	–	12,988	–	12,988
Change in unrealized gain on mortgage securities, net	–	–	–	–	(16,512)	(16,512)
Amounts related to cash flow hedges, net	–	–	–	–	(2,098)	(2,098)
Cash dividends:
Common – $0.14 per share	–	–	(4,776)	(8,146)	–	(12,922)
Preferred – $0.47 per share	–	–	–	(4,842)	–	(4,842)
Common stock repurchases	–	(1)	(410)	–	–	(411)
Other additions to capital	–	–	425	–	–	425
Balance at June 30, 2018	$250,946	$924	$1,237,812	$(346,570)	$25,744	$1,168,856

Balance at December 31, 2018	$250,946	$853	$1,174,880	$(346,570)	$(21,046)	$1,059,063
Net loss	–	–	–	(71,206)	–	(71,206)
Change in unrealized gain on mortgage securities, net	–	–	–	–	92,026	92,026
Amounts related to cash flow hedges, net	–	–	–	–	(32,219)	(32,219)
Cash dividends:
Common – $0.20 per share	–	–	–	(17,243)	–	(17,243)
Preferred – $0.94 per share	–	–	–	(9,684)	–	(9,684)
Other additions to capital	–	2	1,649	–	–	1,651
Balance at June 30, 2019	$250,946	$855	$1,176,529	$(444,703)	$38,761	$1,022,388

Balance at December 31, 2017	$250,946	$957	$1,271,425	$(346,570)	$62,118	$1,238,876
Net income	–	–	–	32,408	–	32,408
Change in unrealized gain on mortgage securities, net	–	–	–	–	(60,565)	(60,565)
Amounts related to cash flow hedges, net	–	–	–	–	24,191	24,191
Cash dividends:
Common – $0.30 per share	–	–	(4,940)	(22,724)	–	(27,664)
Preferred – $0.94 per share	–	–	–	(9,684)	–	(9,684)
Common stock repurchases	–	(35)	(29,438)	–	–	(29,473)
Other additions to capital	–	2	765	–	–	767
Balance at June 30, 2018	$250,946	$924	$1,237,812	$(346,570)	$25,744	$1,168,856

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30
	2019	2018
Operating activities:
Net (loss) income	$(71,206)	$32,408
Noncash items:
Amortization of investment premiums	36,399	55,939
Amortization of equity-based awards	1,779	842
Amortization of unrealized gain on de-designated hedges	(9,735)	–
Realized loss on sale of mortgage investments	1,365	–
Unrealized loss on derivative instruments (net)	85,625	–
Other depreciation and amortization	54	53
Net change in receivables, other assets, accounts payable and accrued expenses	16,608	(6,082)
Net cash provided by operating activities	60,889	83,160
Investing activities:
Purchases of residential mortgage investments	(1,538,636)	(1,415,579)
Proceeds from sales of residential mortgage investments	303,991	–
Interest receivable acquired with the purchase of residential mortgage investments	(3,293)	(2,704)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	1,705,959	1,721,856
Redemption of lending counterparty investments	5,000	–
Net cash provided by investing activities	473,021	303,573
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	71,904,683	96,246,580
Principal payments on repurchase arrangements and similar borrowings	(72,141,471)	(96,640,768)
(Decrease) increase in cash collateral receivable from interest rate swap counterparties	(39,076)	8,876
Net (payments on) proceeds from interest rate swap settlements	(115,279)	24,222
Common stock repurchases	–	(29,472)
Other capital stock transactions	(106)	(72)
Dividends paid	(23,472)	(42,603)
Net cash used in financing activities	(414,721)	(433,237)
Net change in cash and cash equivalents	119,189	(46,504)
Cash and cash equivalents at beginning of period	60,289	103,907
Cash and cash equivalents at end of period	$179,478	$57,403

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2019.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Change in Use of Hedge Accounting

On March 1, 2019 the Company discontinued its use of hedge accounting on its interest rate swaps related to Secured borrowings, while retaining hedge accounting for swaps related to Unsecured borrowings. See NOTE 6 for additional information regarding how the Company accounts for its use of derivative instruments (“Derivatives”) and its related risk management policies.

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

	Quarter Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Basic net income (loss) per common share
Numerator for basic net income (loss) per common share:
Net income (loss)	$(63,460)	$12,988	$(71,206)	$32,408
Preferred stock dividends	(4,842)	(4,842)	(9,684)	(9,684)
Earnings participation of unvested equity awards	(25)	(28)	(44)	(60)
	$(68,327)	$8,118	$(80,934)	$22,664
Denominator for basic net income (loss) per common share:
Average number of shares of common stock outstanding	85,559	92,447	85,554	93,153
Average unvested stock awards outstanding	(625)	(446)	(640)	(444)
	84,934	92,001	84,914	92,709
	$(0.80)	$0.09	$(0.95)	$0.24
Diluted net income (loss) per common share
Numerator for diluted net income (loss) per common share	$(68,327)	$8,118	$(80,934)	$22,664
Denominator for diluted net income (loss) per common share:
Denominator for basic net income (loss) per common share	84,934	92,001	84,914	92,709
Net effect of dilutive equity awards	–	120	–	101
	84,934	92,121	84,914	92,810
	$(0.80)	$0.09	$(0.95)	$0.24

Securities that could be potentially dilutive in the future that were not included in the computation of diluted net income (loss) per common share include 947,000 anti-dilutive equity awards excludable under the treasury stock method for the quarter and six months ended June 30, 2019. There were no potentially dilutive securities excluded from the computation of diluted net income (loss) per common share for the quarter and six months ended June 30, 2018.

NOTE 4 — RESIDENTIAL mortgage investments

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (c)
June 30, 2019
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$99	$–	$99	$99	6.50%	6.28%
ARMs	8,567,382	256,716	8,824,098	8,874,384	3.63	2.79
Ginnie Mae ARMs	2,567,649	72,642	2,640,291	2,654,785	3.55	2.90
	11,135,130	329,358	11,464,488	11,529,268	3.61	2.82
Residential mortgage loans:
Fixed-rate	226	1	227	227	7.17	3.23
ARMs	760	4	764	764	3.90	3.84
	986	5	991	991	4.65	3.70
Collateral for structured financings	945	15	960	960	7.99	7.69
	$11,137,061	$329,378	$11,466,439	$11,531,219	3.61	2.82
December 31, 2018
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$126	$–	$126	$126	6.50%	6.23%
ARMs	8,691,794	257,999	8,949,793	8,931,558	3.42	2.28
Ginnie Mae ARMs	2,964,531	75,744	3,040,275	3,031,264	3.30	2.54
	11,656,451	333,743	11,990,194	11,962,948	3.39	2.34
Residential mortgage loans:
Fixed-rate	552	1	553	553	6.80	2.44
ARMs	868	4	872	872	3.91	3.24
	1,420	5	1,425	1,425	5.03	2.95
Collateral for structured financings	991	17	1,008	1,008	7.99	7.43
	$11,658,862	$333,765	$11,992,627	$11,965,381	3.39	2.34

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of June 30, 2019, the average months to roll for the Company’s $5.87 billion (amortized cost basis) in current-reset ARM investments was approximately seven months while the average months to roll for the Company’s $5.59 billion (amortized cost basis) in longer-to-reset ARM investments was approximately 44 months.

During the quarter and six months ended June 30, 2019, the Company sold available-for-sale securities using the specific identification method for proceeds totaling $304.7 million with recognized gross realized gains of $405,000 and gross realized losses of $1.8 million in earnings as a result of those sales. The Company did not sell any securities during the quarter and six months ended June 30, 2018.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
June 30, 2019
Borrowings under repurchase arrangements secured by Agency Securities with maturities of 30 days or less	$11,302,621	$32,824	$10,741,614	2.64%
Similar borrowings secured by collateral for structured financings	960	–	960	7.99
	$11,303,581	$32,824	$10,742,574	2.64
Borrowing rates adjusted for effects of related derivative financial instruments (Derivatives)				2.43

December 31, 2018
Borrowings under repurchase arrangements secured by Agency Securities with maturities of 30 days or less	$4,424,311	$12,287	$4,204,988	2.73%
Borrowings under repurchase arrangements secured by Agency Securities with maturities of 31 to 90 days	7,143,129	19,621	6,773,366	2.68
Similar borrowings secured by collateral for structured financings	1,008	–	1,008	7.99
	$11,568,448	$31,908	$10,979,362	2.70
Borrowing rates adjusted for effects of related Derivatives				2.26

Average secured borrowings outstanding during the indicated periods differed from respective ending balances primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	June 30, 2019		December 31, 2018
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related Derivatives	$11,193,335	2.43%	$11,439,646	2.07%

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

Historically, the Company designated its interest rate swaps related to secured borrowings as hedges for accounting purposes, whereby changes in the swaps’ fair values were recorded in Accumulated other comprehensive income (loss).  The Company discontinued hedge accounting on March 1, 2019 for these swaps and, for GAAP purposes, related changes in the fair value are recorded in the Company’s consolidated statements of operations beginning on that date. Also, for GAAP purposes, related net unrealized gains recorded in Accumulated other comprehensive income (loss) through February 28, 2019 are being recognized as a component of interest expense in the Company’s consolidated statements of operations over the remaining lives of these swaps.

During the quarter and six months ended June 30, 2019, Capstead entered into swap agreements with notional amounts of $2.10 billion and $4.70 billion, respectively, requiring fixed-rate interest payments averaging 2.16% and 2.38%. During the quarter and six months ended June 30, 2019, $1.65 billion and $2.60 billion, respectively, notional amount of swaps requiring fixed-rate interest payments averaging 1.33% and 1.43% matured. The Company also terminated $1.10 billion notional amount of swaps requiring fixed-rate interest payments averaging 2.84% during the quarter and six months ended June 30, 2019.  At June 30, 2019 the Company’s swap positions related to secured borrowings had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Third quarter 2019	$550,000	1.40%
Fourth quarter 2019	700,000	1.72
First quarter 2020	600,000	2.07
Second quarter 2020	600,000	2.68
Third quarter 2020	200,000	1.64
Fourth quarter 2020	200,000	2.04
First quarter 2021	100,000	2.67
Second quarter 2021	800,000	1.95
First quarter 2022	2,500,000	2.54
Second quarter 2022	1,300,000	2.30
	$7,550,000

The Company has three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million and average fixed rates of 4.09% with 20-year payment terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings.  These Derivatives, which are designated as cash flow hedges for accounting purposes, hedge the variability of the underlying contractual rate associated with the floating-rate terms of these long-term borrowings which began on various dates between October 2015 and September 2016.

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

The fair value of exchange-traded swap agreements hedging Secured borrowings is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a significantly reduced fair value amount representing the unsettled fair value of these Derivatives.  Non-exchange traded swap agreements held as cash flow hedges of Unsecured borrowings are reported at fair value calculated excluding accrued interest.  At June 30, 2019, Cash collateral receivable from interest rate swap counterparties includes initial margin for all swap agreements and variation margin for non-exchange traded swap agreements.  Accrued interest for non-exchange traded swap agreements is included in Accounts payable and accrued expenses.

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	June 30	December 31
	Location	2019	2018
Balance sheet-related
Swap agreements in a gain position (an asset) related to: Secured borrowings	(a)	$2,128	$–
Swap agreements in a loss position (a liability) related to
unsecured borrowings	(a)	(28,284)	(17,834)
Related net interest payable	(b)	(392)	(372)
		$(26,548)	$(18,206)

(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.  The amount of unrealized gains, net of unrealized losses, included in Accumulated other comprehensive income (loss) and scheduled to be recognized in the Statements of Operations over the next twelve months primarily in the form of amortization of net unrealized gains on de-designated interest rate swaps and fixed-rate swap payments in excess of current market rates on swaps related to unsecured borrowings totaled $2.9 million at June 30, 2019.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Quarter Ended June 30		Six Months Ended June 30
	Net Income	2019	2018	2019	2018
Income statement-related
Components of Secured borrowings-related effects on interest expense:
Amount of gain reclassified from Accumulated other comprehensive income (loss)		$–	$10,445	$7,891	$15,692
Amortization of unrealized gain, net of unrealized losses on de-designated Derivatives		6,715	–	$9,735	–
	(a)	6,715	10,445	17,626	15,692
Component of Unsecured borrowings-related effects on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income (loss)	(b)	(364)	(474)	(704)	(1,078)
Decrease in interest expense and increase in Net (loss) income as a result of the use of Derivatives		$6,351	$9,971	$16,922	$14,614

Realized and unrealized loss on non-designated Derivatives (net)		$(74,842)	$–	$(96,499)	$–

Other comprehensive income-related
Amount of (loss) gain recognized in Other comprehensive income		$(6,746)	$7,873	$(15,297)	$38,805

(a)	Included in “Interest expense: Secured borrowings” on the face of the Statements of Operations.
(b)	Included in “Interest expense: Unsecured borrowings” on the face of the Statements of Operations.
(c)	Included in “Loss on derivative instruments (net)” on the face of the Statement of Operations.

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

Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (b)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets (a)	Sheet (a)	Sheet	Instruments	Received	Amount
June 30, 2019
Counterparty 4	$2,602	$(474)	$2,128	$–	$–	$2,128
December 31, 2018
Counterparty 4	$26,787	$(26,787)	$–	$–	$–	$–

(a)

Included in gross amounts of recognized assets at June 30, 2019 is the fair value of exchange-traded swap agreements, calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with these swaps at June 30, 2019.

(b)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities (a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
June 30, 2019
Derivatives by counterparty:
Counterparty 1	$28,676	$–	$28,676	$–	$(28,676)	$–
Counterparty 4	96,694	(96,694)	–	–	–	–
	125,370	(96,694)	28,676	–	(28,676)	–
Borrowings under repurchase arrangements (d)	10,749,696	–	10,749,696	(10,749,696)	–	–
	$10,875,066	$(96,694)	$10,778,372	$(10,749,696)	$(28,676)	$–
December 31, 2018
Derivatives by counterparty:
Counterparty 1	$18,205	$–	$18,205	$–	$(18,205)	$–
Counterparty 4	9,718	(9,718)	–	–	–	–
	27,923	(9,718)	18,205	–	(18,205)	–
Borrowings under repurchase arrangements (d)	10,987,329	–	10,987,329	(10,987,329)	–	–
	$11,015,252	$(9,718)	$11,005,534	$(10,987,329)	$(18,205)	$–

(a)

Included in gross amounts of recognized liabilities at June 30, 2019 is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange-traded swap agreements (Counterparty 4), calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swap agreements at June 30, 2019.

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

(d)	Amounts include accrued interest payable of $8.1 million and $9.0 million on borrowings under repurchase arrangements as of June 30, 2019 and December 31, 2018, respectively.

Changes in Accumulated other comprehensive income (loss) by component for the quarter and six months ended June 30, 2019 were as follows (in thousands):

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at March 31, 2019	$(12,922)	$16,230	$3,308
Activity for the quarter ended June 30, 2019:
Other comprehensive income (loss) before reclassifications	(6,746)	48,550	41,804
Amounts reclassified from accumulated other comprehensive income	(6,351)	–	(6,351)
Other comprehensive income (loss)	(13,097)	48,550	35,453
Balance at June 30, 2019	$(26,019)	$64,780	$38,761

Balance at December 31, 2018	$6,200	$(27,246)	$(21,046)
Activity for the six months ended June 30, 2019:
Other comprehensive income (loss) before reclassifications	(15,297)	92,026	76,729
Amounts reclassified from accumulated other comprehensive income	(16,922)	–	(16,922)
Other comprehensive income (loss)	(32,219)	92,026	59,807
Balance at June 30, 2019	$(26,019)	$64,780	$38,761

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

	June 30, 2019		December 31, 2018
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,373	7.88%	$34,354	7.89%
December 2035 ($40,000 face amount)	39,378	7.65	39,359	7.65
September 2036 ($25,000 face amount)	24,591	7.69	24,579	7.69
	$98,342	7.74	$98,292	7.74

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

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

		June 30, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	Level 2	$991	$1,000	$1,425	$1,400
Lending counterparty investments	Level 3	–	–	5,002	5,002
Secured borrowings-related interest rate swap agreements	Level 2	2,128	2,128	–	–
Financial liabilities:
Unsecured borrowings	Level 2	98,342	71,800	98,292	76,600
Unsecured borrowings-related interest rate swap agreements	Level 2	28,284	28,284	17,834	17,834

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
June 30, 2019
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$8,824,098	$78,577	$28,291	$8,874,384
Ginnie Mae	2,640,291	20,499	6,005	2,654,785
Residential mortgage securities classified as held-to-maturity	1,059	3	–	1,062

December 31, 2018
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	8,949,793	56,041	74,276	8,931,558
Ginnie Mae	3,040,275	8,681	17,692	3,031,264
Residential mortgage securities classified as held-to-maturity	1,134	3	–	1,137

	June 30, 2019		December 31, 2018
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$3,326,654	$26,278	$4,736,171	$83,407
Less than one year	1,184,987	8,018	1,475,120	8,561
	$4,511,641	$34,296	$6,211,291	$91,968

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

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments given the resiliency of the financing market for Agency Securities, none of these investments were considered other-than-temporarily impaired at June 30, 2019.

NOTE 9 — EQUITY INCENTIVE PLAN

All equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At June 30, 2019, this plan had 2,919,087 shares of common stock remaining available for future issuances.

Long-term Equity-based Awards – Performance-based Restricted Stock Units (“RSUs”)

RSU activity and related information for the six months ended June 30, 2019 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSU awards outstanding at December 31, 2018	501,858	$9.02
Grants	206,914	6.87
Vestings	(34,135)	8.03
Forfeitures	(135,692)	8.03
Unvested RSU awards outstanding at June 30, 2019	538,945	8.50

During the quarter and six months ended June 30, 2019, the Company recognized in Compensation-related expense $260,000 and $838,000, respectively, related to this program. Unrecognized estimated compensation expense for these awards totaled $1.9 million at June 30, 2019, to be expensed over a weighted average period of 1.5 years (assumes estimated attainment levels for the related performance metrics will be met).

Dividends accrue from the date of grant and will be paid in cash to the extent the units convert into shares of common stock following completion of related performance periods. If these shares do not vest, the related dividends will be forfeited.  Included in Common stock dividends payable at June 30, 2019 are estimated dividends payable pertaining to these awards of $149,000.

Long-term Equity-based Awards – Restricted Stock Awards

Restricted stock award activity for the six months ended June 30, 2019 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2018	461,091	$9.01
Grants	284,655	6.76
Vestings	(99,917)	8.49
Forfeitures	(31,113)	8.29
Unvested stock awards outstanding at June 30, 2019	614,716	8.09

During the quarter and six months ended June 30, 2019, the Company recognized in Compensation-related expense $287,000 and $695,000, respectively, related to amortization of the grant date fair value of employee stock awards.  In addition, during the quarter and six months ended June 30, 2019, the Company recognized in Other general and administrative expense $123,000 and $245,000, respectively, related to amortization of the grant date fair value of director stock awards.  Unrecognized compensation expense for unvested stock awards for employees and directors totaled $2.5 million as of June 30, 2019, to be expensed over a weighted average period of 1.4 years.

Service-based stock awards issued to non-executive employees and to directors receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Stock awards issued to executives defer the payment of dividends accruing between the grant dates and the end of related service periods.  If these awards do not vest, the related accrued dividends will be forfeited. Included in Common stock dividend payable at June 30, 2019 are estimated dividends payable pertaining to these awards totaling $240,000.

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

GAAP net loss for the quarter and six months ended June 30, 2019 was reported at $64 million and $71 million, respectively, or $(0.80) and $(0.95) per diluted common share. The Company reported core earnings of $15 million and $30 million, respectively, or $0.12 and $0.24 per diluted common share for the quarter and six months ended June 30, 2019.  See “Reconciliation of GAAP and non-GAAP Financial Measures” for more information on core earnings. Earnings in 2019 benefited from higher cash yields and lower investment premium amortization while being negatively impacted by higher borrowing costs and lower average outstanding portfolio balances.

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital totaled $1.12 billion at June 30, 2019, consisting of $771 million of common and $251 million of preferred stockholders’ equity (recorded amounts), together with $98 million of unsecured borrowings maturing in 2035 and 2036.  Long-term investment capital decreased $37 million during the first half of 2019 due largely to lower prevailing interest rates. Book value per common share declined to $8.93 per share during the second quarter as increases in portfolio valuations only partially offset decreases in swap valuations.

Capstead’s residential mortgage portfolio decreased $434 million during the first half of 2019 to $11.53 billion at June 30, 2019 as the Company did not replace all of its portfolio runoff and sold $305 million (recorded amount) in ARM securities in order to reduce leverage during the second quarter. Secured borrowings decreased $237 million to $10.74 billion.  Portfolio leverage (secured borrowings divided by long-term investment capital) increased to 9.59 to one at June 30, 2019 from 9.49 to one at December 31, 2018.  Management continuously evaluates portfolio leverage levels in light of changes in market conditions.

Book Value per Common Share

Book value per share (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) as of June 30, 2019 was $8.93, a decrease of $0.50 or 5.2% from March 31, 2019 book value of $9.43, reflecting $1.05 in swap-related market value declines, partially offset by $0.55 in portfolio-related market value increases.

All but $2 million of Capstead’s residential mortgage investments portfolio and all of its Derivatives are recorded at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share. See NOTE 8 to the consolidated financial statements (included under Item 1 of this report) for additional disclosures regarding fair values of financial instruments held or issued by the Company.

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

Residential Mortgage Investments

The following table illustrates Capstead’s portfolio of residential mortgage investments for the quarter and six months ended June 30, 2019 (dollars in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Residential mortgage investments, beginning of period	$12,228,422	$11,965,381
Portfolio acquisitions (principal amount)	531,305	1,502,011
Investment premiums on acquisitions	12,959	36,625
Portfolio runoff (principal amount)	(966,515)	(1,723,069)
Sales of investments (basis)	(305,356)	(305,356)
Investment premium amortization	(18,146)	(36,399)
Decrease in net unrealized gains on securities classified as available-for-sale	48,550	92,026
Residential mortgage investments, end of period	$11,531,219	$11,531,219
Decrease in residential mortgage investments during the indicated periods	$(697,203)	$(434,162)

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at June 30, 2019 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$3,215,686	4.16%	3.79%	1.66%	2.54%	5.00%	6.2
Freddie Mac Agency Securities	1,497,116	4.09	3.92	1.76	1.99	4.87	7.7
Ginnie Mae Agency Securities	1,158,117	3.67	3.43	1.51	1.05	4.59	6.1
Residential mortgage loans	764	3.90	4.65	2.06	1.75	11.09	6.0
(51% of total)	5,871,683	4.05	3.75	1.66	2.10	4.89	6.6
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,865,389	3.06	3.78	1.61	3.46	5.00	43.7
Freddie Mac Agency Securities	1,245,907	3.03	3.81	1.64	3.33	5.07	43.5
Ginnie Mae Agency Securities	1,482,174	3.45	3.42	1.50	1.01	5.01	45.5
(49% of total)	5,593,470	3.16	3.69	1.59	2.78	5.02	44.1
	$11,465,153	3.61	3.72	1.62	2.43	4.95	25.0
Gross WAC (rate paid by borrowers) (c)		4.20

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At June 30, 2019, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 102.96.  This table excludes $1 million in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)

Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments.  As such, it is similar to the cash yield on the portfolio which is calculated using amortized cost basis.  Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date.  Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps.  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 75% of current-reset ARMs were subject to periodic caps averaging 1.78%; 18% were subject to initial caps averaging 2.09%; 6% were subject to lifetime caps averaging 6.23%; and less than 1% were uncapped.  All longer-to-reset ARM securities at June 30, 2019 were subject to initial caps.

(c)

Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

Approximately 18%, or $1.04 billion of the Company’s current-reset ARM securities with average net WACs of 2.83% and fully-indexed WACs of 3.63% will reset in rate for the first time in less than 18 months based on indices in effect at June 30, 2019. After consideration of any applicable initial fixed-rate periods, at June 30, 2019 approximately 92%, 4% and 3% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively, while approximately 1% reset every five years. Approximately 5% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 17 months at June 30, 2019.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

Secured Borrowings and Related Derivatives Held for Hedging Purposes

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

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.5 percent of the fair value of pledged residential mortgage pass-through securities at June 30, 2019.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $586 million of capital at risk with its lending counterparties at June 30, 2019.  The Company did not have capital at risk with any single counterparty exceeding 6% of total stockholders’ equity at June 30, 2019.

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

As of June 30, 2019, the Company’s secured borrowings totaled $10.74 billion with 21 counterparties at average rates of 2.64%, before the effects of currently-paying interest rate swap agreements and 2.43% including the effects of these Derivatives.  The Company typically uses two- and three-year term interest rate swap agreements with variable rate receipts primarily based on three-month LIBOR to help mitigate exposure to rising short-term interest rates.  In June the Company took advantage of declining market interest rates to replace $800 million of longer-term swaps with new two-year contracts at significantly lower rates to the benefit of future earnings.  At quarter-end the Company held $7.55 billion notional amount of these Derivatives with contract expirations occurring at various dates through the second quarter of 2022 and a weighted average expiration of 23 months.

Including the effects of these Derivatives, the Company’s residential mortgage investments and secured borrowings had estimated durations at June 30, 2019 of 13¾ months and 15¼ months for a net duration gap of approximately (1½) months – see “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable Derivatives such as interest rate swap agreements as well as longer-maturity secured borrowings, if available at attractive rates and terms.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead’s investment strategy involves managing an appropriately leveraged portfolio of ARM Agency Securities that management believes can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates.  The potential liquidity inherent in the Company’s unencumbered residential mortgage investments is as important as the actual level of cash and cash equivalents carried on the balance sheet because secured borrowings generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently.  Potential liquidity is affected by, among other factors:

•	current portfolio leverage levels,
•	changes in market value of assets pledged and Derivatives held for hedging purposes as determined by lending and swap counterparties,
•	mortgage prepayment levels,
•	collateral requirements of lending and Derivative counterparties, and
•	general conditions in the commercial banking and mortgage finance industries.

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of June 30, 2019 in comparison with December 31, 2018 (in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Residential mortgage investments	$11,531,219	$10,742,574	$788,645	$266,341
Cash collateral receivable from interest rate swap counterparties, net (c)			44,717	–
Other assets, net of other liabilities			287,368	179,478
Balances as of June 30, 2019:	$11,531,219	$10,742,574	$1,120,730	$445,819	9.59:1

Balances as of December 31, 2018	$11,965,381	$10,979,362	$1,157,355	$501,854	9.49:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
(b)

Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted financing arrangements considering management’s estimate of the fair value of residential mortgage investments held as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.

(c)

Cash collateral receivable from interest rate swap counterparties is presented net of cash collateral payable to interest rate swap counterparties, if applicable, and the fair value of interest rate swap positions as of the indicated date.

In order to efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund borrowing and interest rate swap margin calls under stressed market conditions, including margin calls resulting from monthly principal payments (remitted to the Company 20 to 45 days after any given month-end), as well as reasonably possible declines in the market value of pledged assets and Derivative positions.  Should market conditions deteriorate, management may reduce portfolio leverage and increase liquidity by raising new equity capital, selling mortgage securities and/or curtailing the replacement of portfolio runoff.  Additionally, the Company routinely does business with a large number of lending counterparties, which bolsters financial flexibility to address challenging market conditions and limits exposure to any individual counterparty.

Future levels of portfolio leverage will be dependent on many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”). Potential liquidity declined from year-end primarily as a result of marginally higher leverage employed at June 30, 2019. Management continuously evaluates portfolio leverage levels in light of changes in market conditions.

Reconciliation of GAAP and non-GAAP Financial Measures

Management believes the presentation of core earnings and core earnings per diluted common share, non-GAAP financial measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate the Company’s performance and compare its performance to that of its peers. Prior to March 2019, the Company designated its secured borrowings-related interest rate swap agreements as cash flow hedges for accounting purposes, whereby changes in these Derivatives’ fair values were recorded in Accumulated other comprehensive income (loss). The Company discontinued cash flow hedge accounting on March 1, 2019 for these Derivatives and, for GAAP purposes, related changes in fair value are recorded in the Company’s consolidated statements of operations. Also, for GAAP purposes, related net unrealized gains recorded in Accumulated other comprehensive income (loss) through February 28, 2019 are being recognized as a component of interest expense in the Company’s consolidated statements of operations over the remaining two- to three-year contractual lives of these Derivatives.  Core earnings excludes these GAAP adjustments. The following reconciles GAAP net (loss) income to core earnings and core earnings per common share (dollars in thousands, except per share amounts):

	Quarter Ended June 30				Six Months Ended June 30
	2019		2018		2019		2018
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net (loss) income	$(63,460)	$(0.80)	$12,988	$0.09	$(71,206)	$(0.95)	$32,408	$0.24
Unrealized loss on non-designated Derivatives	59,388	0.70	–	–	85,625	1.01	–	–
Realized loss on termination of non-designated Derivatives	24,202	0.28	–	–	24,202	0.28	–	–
Amortization of unrealized gain, net of unrealized losses on de-designated Derivatives	(6,715)	(0.08)	–	–	(9,735)	(0.12)	–	–
Realized loss on sale of investments	1,365	0.02	–	–	1,365	0.02	–	–
Core earnings	$14,780	$0.12	$12,988	$0.09	$30,251	$0.24	$32,408	$0.24

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

	Quarter Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Total financing spreads	0.34%	0.33%	0.38%	0.44%
Impact of yields on other interest-earning assets (a)	0.01	–	0.01	0.01
Impact of borrowing rates on other interest-paying liabilities (a)	0.05	0.05	0.05	0.05
Impact of amortization of unrealized gain, net of unrealized losses on de-designated Derivatives	(0.24)	–	(0.18)	–
Impact of net interest cash flows on non-designated Derivatives	0.31	–	0.24	–
Financing spreads on residential mortgage investments	0.47	0.38	0.50	0.50
(a)

Other interest-earning assets consist of overnight investments and cash collateral receivable from interest rate swap counterparties. Other interest-paying liabilities consist of unsecured borrowings and, at times, cash collateral payable to interest rate swap counterparties.

RESULTS OF OPERATIONS

	Quarter Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments	$85,100	$65,202	$168,907	$134,340
Related interest expense	(67,945)	(48,241)	(131,724)	(93,262)
	17,155	16,961	37,183	41,078
Other interest income (expense)	(1,300)	(1,595)	(2,769)	(3,078)
	15,855	15,366	34,414	38,000
Other (expense) income:
Loss on derivative instruments (net)	(74,842)	–	(96,499)	–
Loss on sale of investments (net)	(1,365)	–	(1,365)	–
Compensation-related expense	(1,972)	(1,560)	(5,581)	(3,608)
Other general and administrative expense	(1,138)	(899)	(2,266)	(2,136)
Miscellaneous other revenue	2	81	91	152
	(79,315)	(2,378)	(105,620)	(5,592)
Net (loss) income	$(63,460)	$12,988	$(71,206)	$32,408
Net (loss) income per diluted common share	$(0.80)	$0.09	$(0.95)	$0.24
Average diluted shares outstanding	84,934	92,121	84,914	92,810
Core earnings (a)	$14,780	$12,988	$30,251	$32,408
Core earnings per diluted common share (a)	0.12	0.09	0.24	0.24

Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments	2.82%	2.00%	2.79%	2.04%
Other interest-earning assets	2.00	1.69	2.12	1.46
Total average yields	2.81	2.00	2.78	2.03
Average borrowing rates:
Secured borrowings (a)(b)	2.35	1.62	2.29	1.54
Unsecured borrowings	7.73	7.74	7.71	7.72
Total average borrowing rates	2.40	1.67	2.34	1.59
Average total financing spreads	0.34	0.33	0.38	0.44
Average financing spreads on residential mortgage investments (a)	0.47	0.38	0.50	0.50
Average CPR	26.29	23.82	23.45	21.73
Average balance information:
Residential mortgage investments (cost basis)	$12,065	$13,025	$12,117	$13,163
Other interest-earning assets	120	72	96	97
Secured borrowings	11,193	11,915	11,175	12,074
Unsecured borrowings (included in long-term investment capital)	98	98	98	98
Long-term investment capital (“LTIC”)	1,149	1,280	1,156	1,297
Operating costs as a percentage of average LTIC (c)	1.09%	0.77%	1.20%	0.89%
Return on average common equity capital (d)	4.98	3.51	5.14	4.83

(a)	See “Reconciliation of GAAP and non-GAAP Financing Measures” for a reconciliation of these financial measures and the Company’s rationale for using these non-GAAP financial measures.
(b)

Secured borrowing rates exclude the effects of amortization of the net unrealized gains and losses included in Accumulated other comprehensive income (loss) upon de-designation on March 1, 2019 of related Derivatives held for hedging purposes of (0.24)% and (0.18)% and include net interest cash flows from that date on non-designated Derivatives of 0.31% and 0.24% for the quarter and year to date, respectively, to better compare the components of financing spreads on residential mortgage investments with prior periods.

(c)	Excludes the effects of first quarter 2019 adjustments to 2018 incentive compensation accruals totaling $(949,000) due to the Company’s 2018 outperformance relative to its peers.
(d)	Calculated using core earnings less preferred dividends on an annualized basis over average common equity for the period.

Capstead reported a GAAP net loss of $64 million and $71 million or $(0.80) and $(0.95) per diluted common share for the quarter and six months ended June 30, 2019, respectively, compared to net income of $13 million and $32 million or $0.09 and $0.24 per diluted common share for the same periods in 2018.  GAAP net income was negatively impacted during these periods primarily by losses on Derivatives of $75 million and $96 million during the quarter and six months ended June 30, 2019, respectively, due largely to lower prevailing interest rates. Valuation adjustments for secured borrowings-related Derivatives were recorded in Accumulated other comprehensive income (loss) prior to discontinuing hedge accounting on March 1, 2019.

Capstead’s core earnings, a non-GAAP financial measure, totaled $15 million and $30 million or $0.12 and $0.24 per diluted common share for the quarter and six months ended June 30, 2019, respectively, compared to core earnings of $13 million and $32 million or $0.09 and $0.24 per diluted common share for the same periods in 2018.  Core earnings in 2019 were negatively impacted by higher borrowing costs while benefiting from higher cash yields and lower investment premium amortization.

Interest income on residential mortgage investments was higher by $19.9 million and $34.6 million, respectively, for the quarter and six months ended June 30, 2019 compared to the same periods in 2018.  This increase is attributable to $25.0 million and $45.9 million, respectively, in increases related to higher average yields, net of $5.1 million and $11.3 million in decreases related to lower average portfolio balances.

Yields on residential mortgage investments for the quarter and six months ended June 30, 2019 increased 82 and 75 basis points compared to the same periods in 2018, averaging 2.82% and 2.79%, respectively, primarily due to higher cash yields. This was largely due to ARM loan coupon interest rates resetting higher to more current rates and higher coupon interest rates on acquisitions. Yields also benefited from smaller adjustments for investment premium amortization in the first half of 2019 compared to the same period in 2018 as a result of a lower portfolio basis, lower premiums on acquisitions and changes in prepayment estimates.

Interest expense on secured borrowings was higher by $19.7 million and $38.5 million, respectively, for the quarter and six months ended June 30, 2019 compared to the same periods in 2018.  This increase is attributable to $22.8 million and $45.8 million, respectively, in increases related to higher average borrowing rates, net of $3.1 million and $7.3 million in decreases related to lower average borrowings.

Secured borrowing rates adjusted for currently-paying secured borrowings-related Derivatives increased 73 and 75 basis points for the quarter and six months ended June 30, 2019 compared to the same periods in 2018 to average 2.35% and 2.29%, respectively. Market conditions, including four 25 basis point increases in the Federal Funds Rate in 2018, contributed to higher borrowing rates.  Hedging costs were impacted by the expiration of older, lower-rate interest rate swaps and the addition of new higher-rate swaps. Resulting higher rates were partially offset by higher variable rate swap receipts as a result of higher short-term LIBOR rates and the use of more 3-month LIBOR-receive swap agreements. Average fixed-rate swap payment rates were 220 and 211 basis points, respectively, for the quarter and six months ended June 30, 2019 compared to 153 and 143 basis points for the same periods in 2018.  Currently-paying swap balances were higher, averaging $8.05 billion and $7.69 billion, respectively, for the quarter and six months ended June 30, 2019, compared to $6.85 billion and $7.01 billion for the same periods in 2018.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Total operating costs, which include Compensation-related expense and Other general and administrative expense, were higher during the quarter and six months ended June 30, 2019 by $651,000 and $2 million compared to the same periods in 2018. Increases were primarily related to compensation accruals, including $949,000 recorded in March 2019 associated with finalizing program results for 2018.

Excluding the effects of 2018-related accruals, operating costs expressed as an annualized percentage of long-term investment capital averaged 1.09% and 1.20% for the quarter and six months ended June 30, 2019, respectively.

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

The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” illustrates management’s estimate of additional funds potentially available to the Company at June 30, 2019 and the accompanying discussion provides insight into the Company’s perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Secured borrowings totaled $10.74 billion at June 30, 2019, all maturing within 30 days.  Secured borrowings began the year at $10.98 billion and averaged $11.19 billion and $11.18 billion during the quarter and six months ended June 30, 2019, respectively.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses Derivatives supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  At quarter-end the Company held $7.55 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the second quarter of 2022 and a weighted average expiration of 23 months. Additionally, the Company entered into swap agreements effectively locking in lower fixed rates of interest during the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings that mature in 2035 and 2036.  The Company intends to continue to utilize suitable Derivatives such as interest rate swap agreements or other derivatives and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

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

Derivatives and longer-maturity secured borrowings transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  Including the effects of Derivatives held to hedge changes in secured borrowing rates, at June 30, 2019 the Company’s residential mortgage investments and secured borrowings had estimated durations of approximately 13¾ months and 15¼ months for a net duration gap of approximately (1½) months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable interest rate swap agreements or other derivatives and longer-maturity secured borrowings, if available at attractive rates and terms.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related Derivatives at June 30, 2019 and December 31, 2018, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 1.00%	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: (a)
June 30, 2019	2.25-2.50%	2.01%	17.5%	9.0%	(10.4)%	(22.6)%
December 31, 2018	2.25-2.50	2.69	20.9	11.4	(12.7)	(34.4)

Projected percentage change in portfolio and related derivative values: (a)
June 30, 2019	2.25-2.50	2.01	(0.3)	(0.1)	(0.1)	(0.2)
December 31, 2018	2.25-2.50	2.69	0.1	0.1	(0.3)	(0.7)

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

Item 4.    Controls and Procedures

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2019.

PART II. — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors during the six months ended June 30, 2019 from those previously disclosed in “Risk Factors” under Part I, Item 1A of our 2018 Form 10-K.

ITEM 5A. OTHER INFORMATION

On July 24, 2019 the Company’s board of directors, at the recommendation of the compensation committee, approved a new change in control (“CIC”)/severance agreement with Roy S. Kim, Senior Vice President – Asset and Liability Management.  Mr. Kim’s new agreement is identical to his prior agreement other than increasing his CIC and severance payment multiples of base salary, annual incentive compensation and dividend equivalent rights from one and one-half times to two times as those amounts are calculated in the agreement.  A form of this agreement was filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and is herein incorporated by reference.

ITEM 6.    EXHIBITS

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.*
10.02	Amended and Restated 2014 Flexible Incentive Plan.(6)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(7)
10.04	Third Amended and Restated Incentive Bonus Plan.*
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	Form of restricted stock agreement for executive employees. (8)
10.07	2017 Long-Term Performance Unit Award Criteria. (8)
10.08	Form of performance unit agreement for executive employees. (8)
10.09	Form of restricted stock agreement for executive employees. (9)
10.10	2018 Long-Term Performance Unit Award Criteria. (9)
10.11	Form of performance unit agreement for executive employees. (9)
10.12	2019 Annual Incentive Compensation Program. (10)
10.13	Form of restricted stock agreement for executive employees. (10)
10.14	2019 Long-Term Performance Unit Award Criteria. (10)

Exhibit Number	DESCRIPTION
10.15	Form of performance unit agreement for executive employees. (10)
10.16	Sales Agreement, dated December 6, 2017, by and between the Company and the Sales Manager. (11)
10.17	Form of Change in Control/Severance Agreement for executive officers. (12)
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 5, 2017, for the event dated January 3, 2017.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 4, 2018, for the event dated January 3, 2018.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 7, 2019, for the event dated January 3, 2019.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on December 11, 2017, for the event dated December 6, 2017.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2017.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: July 26, 2019	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer

Date: July 26, 2019	By:	/s/ LANCE J. PHILLIPS
Lance J. Phillips
Senior Vice President, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)