Form 10-Q
period 2019-09-30
CAPSTEAD MORTGAGE CORP
filed 2019-10-28
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01par value)	94,606,455 as of October 28, 2019

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

ITEM 1.    FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except pledged and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Residential mortgage investments ($10.84 and $11.57 billion pledged at September 30, 2019 and December 31, 2018, respectively)	$11,235,803	$11,965,381
Cash collateral receivable from derivative counterparties	83,511	31,797
Derivatives at fair value	1,267	–
Cash and cash equivalents	68,204	60,289
Receivables and other assets	145,902	129,058
	$11,534,687	$12,186,525
Liabilities
Secured borrowings	$10,292,924	$10,979,362
Derivatives at fair value	35,515	17,834
Unsecured borrowings	98,367	98,292
Common stock dividend payable	11,702	7,132
Accounts payable and accrued expenses	24,423	24,842
	10,462,931	11,127,462
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
7.50% Cumulative Redeemable Preferred Stock, Series E, 10,329 shares issued and outstanding ($258,226 aggregate liquidation preference) at September 30, 2019 and December 31, 2018	250,946	250,946
Common stock - $0.01 par value; 250,000 shares authorized:
94,606 and 85,277 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	946	853
Paid-in capital	1,251,807	1,174,880
Accumulated deficit	(457,662)	(346,570)
Accumulated other comprehensive income (loss)	25,719	(21,046)
	1,071,756	1,059,063
	$11,534,687	$12,186,525

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Interest income:
Residential mortgage investments	$77,693	$67,649	$246,600	$201,989
Other	1,065	350	2,087	1,063
	78,758	67,999	248,687	203,052
Interest expense:
Secured borrowings	(62,800)	(54,393)	(194,524)	(147,655)
Unsecured borrowings	(1,910)	(1,910)	(5,701)	(5,701)
	(64,710)	(56,303)	(200,225)	(153,356)
	14,048	11,696	48,462	49,696
Other (expense) income:
Loss on derivative instruments (net)	(9,221)	–	(105,720)	–
Loss on sale of investments (net)	–	–	(1,365)	–
Compensation-related expense	(566)	(1,913)	(6,147)	(5,521)
Other general and administrative expense	(1,123)	(1,184)	(3,389)	(3,320)
Miscellaneous other revenue	58	81	149	233
	(10,852)	(3,016)	(116,472)	(8,608)
Net income (loss)	3,196	8,680	(68,010)	41,088
Less preferred stock dividends	(4,842)	(4,842)	(14,526)	(14,526)
Net (loss) income to common stockholders	$(1,646)	$3,838	$(82,536)	$26,562

Net (loss) income per common share:
Basic and diluted	$(0.02)	$0.04	$(0.95)	$0.29

Weighted average common shares outstanding:
Basic	90,945	91,206	86,946	92,202
Diluted	90,945	91,346	86,946	92,317

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Net income (loss)	$3,196	$8,680	$(68,010)	$41,088

Other comprehensive income
Change in net unrealized gains (losses) related to available-for-sale securities	(2,692)	(26,771)	89,334	(87,336)
Amounts related to cash flow hedges:
Change in net unrealized (losses) gains	(7,648)	7,580	(22,945)	46,385
Reclassification adjustment for amounts included in net income (loss)	(2,702)	(11,162)	(19,624)	(25,776)
	(13,042)	(30,353)	46,765	(66,727)
Comprehensive loss	$(9,846)	$(21,673)	$(21,245)	$(25,639)

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2019	$250,946	$855	$1,176,529	$(444,703)	$38,761	$1,022,388
Net income	–	–	–	3,196	–	3,196
Change in unrealized gain on mortgage securities, net	–	–	–	–	(2,692)	(2,692)
Amounts related to cash flow hedges, net	–	–	–	–	(10,350)	(10,350)
Cash dividends:
Common – $0.12 per share	–	–	–	(11,313)	–	(11,313)
Preferred – $0.47 per share	–	–	–	(4,842)	–	(4,842)
Issuance of common stock	–	90	75,012	–	–	75,102
Other additions to capital	–	1	266	–	–	267
Balance at September 30, 2019	$250,946	$946	$1,251,807	$(457,662)	$25,719	$1,071,756

Balance at June 30, 2018	$250,946	$924	$1,237,812	$(346,570)	$25,744	$1,168,856
Net income	–	–	–	8,680	–	8,680
Change in unrealized gain on mortgage securities, net	–	–	–	–	(26,771)	(26,771)
Amounts related to cash flow hedges, net	–	–	–	–	(3,582)	(3,582)
Cash dividends:
Common – $0.11 per share	–	–	(6,203)	(3,838)	–	(10,041)
Preferred – $0.47 per share	–	–	–	(4,842)	–	(4,842)
Common stock repurchases	–	(14)	(11,827)	–	–	(11,841)
Other additions to capital	–	1	633	–	–	634
Balance at September 30, 2018	$250,946	$911	$1,220,415	$(346,570)	$(4,609)	$1,121,093

Balance at December 31, 2018	$250,946	$853	$1,174,880	$(346,570)	$(21,046)	$1,059,063
Net loss	–	–	–	(68,010)	–	(68,010)
Change in unrealized gain on mortgage securities, net	–	–	–	–	89,334	89,334
Amounts related to cash flow hedges, net	–	–	–	–	(42,569)	(42,569)
Cash dividends:
Common – $0.32 per share	–	–	–	(28,557)	–	(28,557)
Preferred – $1.41 per share	–	–	–	(14,525)	–	(14,525)
Issuance of common stock	–	90	75,012	–	–	75,102
Other additions to capital	–	3	1,915	–	–	1,918
Balance at September 30, 2019	$250,946	$946	$1,251,807	$(457,662)	$25,719	$1,071,756

Balance at December 31, 2017	$250,946	$957	$1,271,425	$(346,570)	$62,118	$1,238,876
Net income	–	–	–	41,088	–	41,088
Change in unrealized gain on mortgage securities, net	–	–	–	–	(87,336)	(87,336)
Amounts related to cash flow hedges, net	–	–	–	–	20,609	20,609
Cash dividends:
Common – $0.41 per share	–	–	(11,143)	(26,563)	–	(37,706)
Preferred – $1.41 per share	–	–	–	(14,525)	–	(14,525)
Common stock repurchases	–	(48)	(41,265)	–	–	(41,313)
Other additions to capital	–	2	1,398	–	–	1,400
Balance at September 30, 2018	$250,946	$911	$1,220,415	$(346,570)	$(4,609)	$1,121,093

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30
	2019	2018
Operating activities:
Net (loss) income	$(68,010)	$41,088
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Amortization of investment premiums	55,210	88,293
Amortization of equity-based awards	2,048	1,477
Amortization of unrealized gain on de-designated hedges	(12,854)	–
Loss on sale of mortgage investments	1,365	–
Loss on derivative instruments (net)	124,539	–
Other depreciation and amortization	81	79
Net change in receivables, other assets, accounts payable and accrued expenses	12,193	6,461
Net cash provided by operating activities	114,572	137,398
Investing activities:
Purchases of residential mortgage investments	(2,306,131)	(2,158,970)
Proceeds from sales of residential mortgage investments	303,991	–
Interest receivable acquired with the purchase of residential mortgage investments	(4,695)	(4,167)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	2,744,563	2,739,267
Redemption of lending counterparty investments	5,000	–
Net cash provided by investing activities	742,728	576,130
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	104,814,630	137,810,441
Principal payments on repurchase arrangements and similar borrowings	(105,501,068)	(138,521,532)
(Increase) decrease in cash collateral receivable from derivative counterparties	(51,714)	16,213
Net (payments on) proceeds from derivative settlements	(147,791)	10,906
Common stock repurchases	–	(41,313)
Issuance of common stock	75,195	–
Other capital stock transactions	(106)	(72)
Dividends paid	(38,531)	(60,353)
Net cash used in financing activities	(849,385)	(785,710)
Net change in cash and cash equivalents	7,915	(72,182)
Cash and cash equivalents at beginning of period	60,289	103,907
Cash and cash equivalents at end of period	$68,204	$31,725

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2019.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”) which replaces the incurred loss impairment methodology in current GAAP to a methodology that better reflects expected credit losses.  For financial instruments carried at amortized cost, impairment will be measured as a current estimate of expected lifetime credit losses.  For available-for-sale debt securities in which changes in fair value are recorded in accumulated other comprehensive income, the FASB made targeted improvements eliminating the write-down of available-for-sale securities under the “other-than-temporarily” impaired model with an allowance for credit losses model.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company plans to adopt ASU 2016-13 on January 1, 2020, and expects it to have no material effect on the Company’s results of operations, financial condition and cash flows.

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

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Basic net income (loss) per common share
Numerator for basic net income (loss) per common share:
Net income (loss)	$3,196	$8,680	$(68,010)	$41,088
Preferred stock dividends	(4,842)	(4,842)	(14,526)	(14,526)
Earnings participation of unvested equity awards	(25)	(24)	(69)	(84)
	$(1,671)	$3,814	$(82,605)	$26,478
Denominator for basic net income (loss) per common share:
Average number of shares of common stock outstanding	91,560	91,659	87,578	92,649
Average unvested stock awards outstanding	(615)	(453)	(632)	(447)
	90,945	91,206	86,946	92,202
	$(0.02)	$0.04	$(0.95)	$0.29
Diluted net income (loss) per common share
Numerator for diluted net income (loss) per common share	$(1,671)	$3,814	$(82,605)	$26,478
Denominator for diluted net income (loss) per common share:
Denominator for basic net income (loss) per common share	90,945	91,206	86,946	92,202
Net effect of dilutive equity awards	–	140	–	115
	90,945	91,346	86,946	92,317
	$(0.02)	$0.04	$(0.95)	$0.29

Anti-dilutive securities that could be potentially dilutive in the future that were not included in the computation of diluted net income (loss) per common share include 947,000 equity awards excludable under the treasury stock method for the quarter and nine months ended September 30, 2019. There were no potentially dilutive securities excluded from the computation of diluted net income (loss) per common share for the quarter and nine months ended September 30, 2018.

NOTE 4 — RESIDENTIAL mortgage investments

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (c)
September 30, 2019
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$91	$–	$91	$91	6.50%	6.35%
ARMs	8,388,517	256,961	8,645,478	8,699,076	3.58	2.74
Ginnie Mae ARMs	2,452,955	73,413	2,526,368	2,534,858	3.59	2.81
	10,841,563	330,374	11,171,937	11,234,025	3.58	2.76
Residential mortgage loans:
Fixed-rate	123	–	123	123	4.99	1.84
ARMs	714	3	717	717	3.89	4.45
	837	3	840	840	4.05	4.03
Collateral for structured financings	923	15	938	938	7.99	7.56
	$10,843,323	$330,392	$11,173,715	$11,235,803	3.58	2.76
December 31, 2018
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$126	$–	$126	$126	6.50%	6.23%
ARMs	8,691,794	257,999	8,949,793	8,931,558	3.42	2.28
Ginnie Mae ARMs	2,964,531	75,744	3,040,275	3,031,264	3.30	2.54
	11,656,451	333,743	11,990,194	11,962,948	3.39	2.34
Residential mortgage loans:
Fixed-rate	552	1	553	553	6.80	2.44
ARMs	868	4	872	872	3.91	3.24
	1,420	5	1,425	1,425	5.03	2.95
Collateral for structured financings	991	17	1,008	1,008	7.99	7.43
	$11,658,862	$333,765	$11,992,627	$11,965,381	3.39	2.34

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of September 30, 2019, the average months to roll for the Company’s $5.48 billion (amortized cost basis) in current-reset ARM investments was approximately seven months while the average months to roll for the Company’s $5.69 billion (amortized cost basis) in longer-to-reset ARM investments was approximately 46 months.

During the nine months ended September 30, 2019, the Company sold available-for-sale securities using the specific identification method for proceeds totaling $304.7 million with recognized gross realized gains of $405,000 and gross realized losses of $1.8 million in earnings as a result of those sales. The Company did not sell any securities during the quarter ended September 30, 2019 or during the quarter and nine months ended September 30, 2018.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
September 30, 2019
Borrowings under repurchase arrangements secured by Agency Securities with maturities of 30 days or less	$10,836,662	$31,348	$10,291,986	2.31%
Similar borrowings secured by collateral for structured financings	938	–	938	7.99
	$10,837,600	$31,348	$10,292,924	2.31

December 31, 2018
Borrowings under repurchase arrangements secured by Agency Securities with maturities of 30 days or less:	$4,424,311	$12,287	$4,204,988	2.73%
Borrowings under repurchase arrangements secured by Agency Securities with maturities of 31 to 90 days	7,143,129	19,621	6,773,366	2.68
Similar borrowings secured by collateral for structured financings	1,008	–	1,008	7.99
	$11,568,448	$31,908	$10,979,362	2.70

Average secured borrowings outstanding during the indicated periods differed from respective ending balances primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff as illustrated below (dollars in thousands):

	Quarter Ended
	September 30, 2019		December 31, 2018
	Average Borrowings	Average Rate	Average Borrowings	Average Rate
Average borrowings and rates adjusted for the effects of related derivative financial instruments (“Derivatives”)	$10,481,080	2.40%	$11,439,646	2.07%

NOTE 6 — USE OF DERIVATIVES, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

Capstead’s portfolio of derivative instruments hedge the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day secured borrowings.  The Company attempts to mitigate exposure to higher interest rates primarily by entering into one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements for terms of two and three years. From an economic perspective, this hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the borrowings, leaving the fixed-rate swap payments as the Company’s effective borrowing rate, subject to certain adjustments. Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

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

During the quarter and nine months ended September 30, 2019, Capstead entered into swap agreements with notional amounts of $1.70 billion and $6.40 billion, respectively, requiring fixed-rate interest payments averaging 1.60% and 2.17%. During the quarter and nine months ended September 30, 2019, $550 million and $3.15 billion, respectively, notional amount of swaps requiring fixed-rate interest payments averaging 1.40% and 1.42% matured. The Company also terminated $1.5 billion and $2.60 billion notional amount of swaps requiring fixed-rate interest payments averaging 2.64% and 2.72% during the quarter and nine months ended September 30, 2019.  At September 30, 2019 the Company’s swap positions related to secured borrowings had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Fourth quarter 2019	$700,000	1.72%
First quarter 2020	600,000	2.07
Second quarter 2020	200,000	2.56
Third quarter 2020	200,000	1.64
Fourth quarter 2020	200,000	2.04
Second quarter 2021	800,000	1.95
Third quarter 2021	1,700,000	1.60
First quarter 2022	1,500,000	2.50
Second quarter 2022	1,300,000	2.30
	$7,200,000

During the quarter and nine months ended September 30, 2019, the Company entered into a series of $500 million notional amount three-month  Eurodollar futures contracts with a weighted average rate of 1.62% with maturities through June 2020.

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

Interest rate swap agreements are measured at fair value on a recurring basis primarily using Level 2 Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  Fair value estimates for these Derivatives are calculated using the net discounted future fixed cash payments and the discounted future variable cash receipts which are based on expected future interest rates derived from observable market interest rate curves.  The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining fair value.  In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation.

The fair value of exchange-traded swap agreements hedging Secured borrowings is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a significantly reduced fair value amount representing the unsettled fair value of these Derivatives.  Non-exchange traded swap agreements held as cash flow hedges of Unsecured borrowings are reported at fair value calculated excluding accrued interest.  At September 30, 2019, Cash collateral receivable from derivative counterparties includes initial margin for all swap agreements and variation margin for non-exchange traded swap agreements.  Accrued interest for non-exchange traded swap agreements is included in Accounts payable and accrued expenses.

Eurodollar futures are measured at fair value using Level 1 inputs based on quoted exchange prices on these contracts.

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	September 30	December 31
	Location	2019	2018
Balance sheet-related
Swap agreements in a gain position (an asset) related to secured borrowings	(a)	$492	$–
Eurodollar futures contracts in a gain position	(a)	775	–
Swap agreements in a loss position (a liability) related to
unsecured borrowings	(a)	(35,515)	(17,834)
Related net interest payable	(b)	(916)	(372)
		$(35,164)	$(18,206)

(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.  The amount of unrealized losses, net of unrealized gains, included in Accumulated other comprehensive income (loss) and scheduled to be recognized in the Statements of Operations over the next twelve months primarily in the form of a fixed-rate swap payments in excess of current market rates on swaps related to unsecured borrowings and amortization of net unrealized losses on de-designated interest rate swaps totaled $(409,000) at September 30, 2019.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Quarter Ended September 30		Nine Months Ended September 30
	Net Income	2019	2018	2019	2018
Income statement-related
Components of Secured borrowings-related effects on interest expense:
Amount of gain reclassified from Accumulated other comprehensive income (loss)		$–	$11,585	$7,891	$27,277
Amortization of unrealized gain, net of unrealized losses on de-designated Derivatives		3,120	–	$12,854	–
	(a)	3,120	11,585	20,745	27,277
Component of Unsecured borrowings-related effects on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income (loss)	(b)	(418)	(423)	(1,121)	(1,501)
Decrease in interest expense as a result of the use of Derivatives		$2,702	$11,162	$19,624	$25,776

Realized and unrealized (loss) gain on non-designated Derivatives (net) related to:
Interest rate swap agreements		$(10,262)	$–	$(106,761)	$–
Eurodollar futures		1,041	–	1,041	–
	(c)	$(9,221)	$–	$(105,720)	$–

Other comprehensive income-related
Amount of (loss) gain recognized in Other comprehensive income		$(7,648)	$7,580	$(22,945)	$46,385

(a)	Included in “Interest expense: Secured borrowings” on the face of the Statements of Operations.
(b)	Included in “Interest expense: Unsecured borrowings” on the face of the Statements of Operations.
(c)	Included in “Loss on derivative instruments (net)” on the face of the Statement of Operations.

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

Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (b)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets (a)	Sheet (a)	Sheet	Instruments	Received	Amount
September 30, 2019
Counterparty 4	$5,726	$(4,459)	$1,267	$–	$–	$1,267
December 31, 2018
Counterparty 4	$26,787	$(26,787)	$–	$–	$–	$–

(a)

Included in gross amounts of recognized assets at September 30, 2019 are the fair value of exchange-traded swap agreements, calculated including accrued interest, and the fair value of Eurodollar futures contracts.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swaps at September 30, 2019.

(b)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities (a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
September 30, 2019
Derivatives by counterparty:
Counterparty 1	$36,431	$–	$36,431	$–	$(36,431)	$–
Counterparty 4	77,317	(77,317)	–	–	–	–
	113,748	(77,317)	36,431	–	(36,431)	–
Borrowings under repurchase arrangements (d)	10,299,497	–	10,299,497	(10,299,497)	–	–
	$10,413,245	$(77,317)	$10,335,928	$(10,299,497)	$(36,431)	$–
December 31, 2018
Derivatives by counterparty:
Counterparty 1	$18,205	$–	$18,205	$–	$(18,205)	$–
Counterparty 4	9,718	(9,718)	–	–	–	–
	27,923	(9,718)	18,205	–	(18,205)	–
Borrowings under repurchase arrangements (d)	10,987,329	–	10,987,329	(10,987,329)	–	–
	$11,015,252	$(9,718)	$11,005,534	$(10,987,329)	$(18,205)	$–

(a)

Included in gross amounts of recognized liabilities at September 30, 2019 is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange-traded swap agreements (Counterparty 4), calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swap agreements at September 30, 2019.

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

(d)	Amounts include accrued interest payable of $7.5 million and $9.0 million on borrowings under repurchase arrangements as of September 30, 2019 and December 31, 2018, respectively.

Changes in Accumulated other comprehensive income (loss) by component for the quarter and nine months ended September 30, 2019 were as follows (in thousands):

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at June 30, 2019	$(26,019)	$64,780	$38,761
Activity for the quarter ended September 30, 2019:
Other comprehensive loss before reclassifications	(7,648)	(2,692)	(10,340)
Amounts reclassified from accumulated other comprehensive income	(2,702)	–	(2,702)
Other comprehensive loss	(10,350)	(2,692)	(13,042)
Balance at September 30, 2019	$(36,369)	$62,088	$25,719

Balance at December 31, 2018	$6,200	$(27,246)	$(21,046)
Activity for the nine months ended September 30, 2019:
Other comprehensive loss before reclassifications	(22,945)	89,334	66,389
Amounts reclassified from accumulated other comprehensive income	(19,624)	–	(19,624)
Other comprehensive loss	(42,569)	89,334	46,765
Balance at September 30, 2019	$(36,369)	$62,088	$25,719

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

	September 30, 2019		December 31, 2018
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,383	7.88%	$34,354	7.89%
December 2035 ($40,000 face amount)	39,387	7.64	39,359	7.65
September 2036 ($25,000 face amount)	24,597	7.68	24,579	7.69
	$98,367	7.74	$98,292	7.74

NOTE 8 — CAPITAL TRANSACTIONS

On August 1, 2019 the Company completed a public offering for nine million shares of common stock raising $75 million for a net price of $8.34 after underwriting discounts and offering expenses. The proceeds were deployed into additional agency-guaranteed residential ARM securities and used for general corporate purposes.

NOTE 9 — FAIR VALUE

The fair value of Capstead’s financial assets and liabilities are influenced by changes in, and market expectations for changes in, interest rates and market liquidity conditions, as well as other factors beyond the control of management.  With the exception of the fair value of Eurodollar futures and lending counterparty investments, all fair values were determined using Level 2 Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  Eurodollar futures are derivative contracts for which Level 1 inputs are used to determine fair value. Lending counterparty investments are nonmarketable securities classified as assets for which Level 3 Inputs are used to determine fair value.

Residential mortgage investments, nearly all of which are mortgage securities classified as available-for-sale, are measured at fair value on a recurring basis.  In determining fair value estimates the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for secured borrowings, provided such pricing levels are considered indicative of actual market clearing transactions.  The Company currently bases fair value for Unsecured borrowings on discounted cash flows using Company estimates for market yields.  Excluded from these disclosures are financial instruments for which cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, which are valued using primarily Level 1 measurements, including Cash and cash equivalents, Cash collateral receivable from, or payable to, derivative counterparties, receivables, payables and secured borrowings with initial terms of 120 days or less.  See NOTE 6 for information relative to the valuation of interest rate swap agreements.

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

		September 30, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	Level 2	$840	$900	$1,425	$1,400
Lending counterparty investments	Level 3	–	–	5,002	5,002
Secured borrowings-related interest rate swap agreements	Level 2	492	492	–	–
Eurodollar futures	Level 1	775	775	–	–
Financial liabilities:
Unsecured borrowings	Level 2	98,367	61,600	98,292	76,600
Unsecured borrowings-related interest rate swap agreements	Level 2	35,515	35,515	17,834	17,834

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
September 30, 2019
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$8,645,478	$75,160	$21,562	$8,699,076
Ginnie Mae	2,526,368	15,039	6,549	2,534,858
Residential mortgage securities classified as held-to-maturity	1,028	3	–	1,031

December 31, 2018
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	8,949,793	56,041	74,276	8,931,558
Ginnie Mae	3,040,275	8,681	17,692	3,031,264
Residential mortgage securities classified as held-to-maturity	1,134	3	–	1,137

	September 30, 2019		December 31, 2018
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$2,788,414	$21,568	$4,736,171	$83,407
Less than one year	1,417,713	6,543	1,475,120	8,561
	$4,206,127	$28,111	$6,211,291	$91,968

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

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited.  Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments were considered other-than-temporarily impaired at September 30, 2019.

NOTE 10 — EQUITY INCENTIVE PLAN

All equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At September 30, 2019, this plan had 2,861,645 shares of common stock remaining available for future issuances.

Long-term Equity-based Awards – Performance-based Restricted Stock Units (“RSUs”)

RSU activity and related information for the nine months ended September 30, 2019 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSU awards outstanding at December 31, 2018	501,858	$9.02
Grants	206,914	6.87
Vestings	(34,135)	8.03
Forfeitures	(135,692)	8.03
Unvested RSU awards outstanding at September 30, 2019	538,945	8.50

During the quarter and nine months ended September 30, 2019, the Company recognized in Compensation-related expense $(236,000) and $602,000, respectively, related to this program. Unrecognized estimated compensation expense for these awards totaled $1.1 million at September 30, 2019, to be expensed over a weighted average period of 1.4 years (assumes estimated attainment levels for the related performance metrics will be met).

Dividends accrue from the date of grant and will be paid in cash to the extent the units convert into shares of common stock following completion of the related performance periods. If these shares do not vest, the related dividends will be forfeited.  Included in Common stock dividends payable at September 30, 2019 are estimated dividends payable pertaining to these awards of $109,000.

Long-term Equity-based Awards – Restricted Stock Awards

Restricted stock award activity for the nine months ended September 30, 2019 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2018	461,091	$9.01
Grants	342,097	7.16
Vestings	(157,030)	8.52
Forfeitures	(31,113)	8.29
Unvested stock awards outstanding at September 30, 2019	615,045	8.14

During the quarter and nine months ended September 30, 2019, the Company recognized in Compensation-related expense $376,000 and $1.1 million, respectively, related to amortization of the grant date fair value of employee stock awards.  In addition, during the quarter and nine months ended September 30, 2019, the Company recognized in Other general and administrative expense $129,000 and $374,000, respectively, related to amortization of the grant date fair value of director stock awards.  Unrecognized compensation expense for unvested stock awards for employees and directors totaled $2.6 million as of September 30, 2019, to be expensed over a weighted average period of 1.3 years.

Service-based stock awards issued to non-executive employees and to directors receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Stock awards issued to executives defer the payment of dividends accruing between the grant dates and the end of related service periods.  If these awards do not vest, the related accrued dividends will be forfeited. Included in Common stock dividend payable at September 30, 2019 are estimated dividends payable pertaining to these awards totaling $288,000.

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

Capstead reported for GAAP purposes net income of $3 million and net loss of $68 million, representing losses per diluted common share of $(0.02) and $(0.95) for the quarter and nine months ended September 30, 2019, respectively. The Company reported core earnings of $15 million and $45 million, respectively, or $0.11 and $0.35 per diluted common share for the quarter and nine months ended September 30, 2019.  See “Reconciliation of GAAP and non-GAAP Financial Measures” for more information on core earnings. Earnings in 2019 benefited from higher cash yields and lower investment premium amortization while being negatively impacted by higher borrowing costs and lower average outstanding portfolio balances. Book value per common share declined to $8.60 per share during the nine months ended September 30, 2019 primarily due to decreases in swap valuations and the initial dilution effects of issuing nine million shares of common stock, partially offset by increases in portfolio valuations.

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital totaled $1.17 billion at September 30, 2019, consisting of $821 million of common and $251 million of preferred stockholders’ equity (recorded amounts), together with $98 million of unsecured borrowings maturing in 2035 and 2036.

Capstead’s residential mortgage portfolio decreased $730 million during the first nine months of 2019 to $11.24 billion at September 30, 2019 as the Company did not replace all of its portfolio runoff and sold $305 million (recorded amount) in ARM securities in order to reduce leverage.  Secured borrowings decreased $686 million to $10.29 billion.  Portfolio leverage (secured borrowings divided by long-term investment capital) decreased to 8.80 to one at September 30, 2019 from 9.49 to one at December 31, 2018.  Management continuously evaluates portfolio leverage levels in light of changes in market conditions.

Common Equity Issuance

On August 1, 2019 the Company completed a public offering for nine million shares of common stock raising $75 million for a net price of $8.34 after underwriting discounts and offering expenses. The proceeds were deployed into additional agency-guaranteed residential ARM securities and used for general corporate purposes.

Book Value per Common Share

Book value per share (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) as of September 30, 2019 was $8.60, a decrease of $0.33 or 3.7% from June 30, 2019 book value of $8.93, primarily reflecting $0.23 in derivative-related declines in value, $0.06 in initial dilution related to the issuance of additional common equity and $0.03 in portfolio-related declines in unrealized gains. Book value declined $0.79 or 8.4% from December 31, 2018 book value of $9.39 primarily due to $1.63 in derivative-related declines in value and $0.10 in initial dilution related to the issuance of additional common equity, partially offset by $0.93 in portfolio-related valuation increases.

All but $2 million of Capstead’s residential mortgage investments portfolio and all of its derivatives are recorded at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share. None of the Company’s borrowings are recorded at fair value. See NOTE 8 to the consolidated financial statements (included under Item 1 of this report) for additional disclosures regarding fair values of financial instruments held or issued by the Company.

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

Residential Mortgage Investments

The following table illustrates Capstead’s portfolio of residential mortgage investments for the quarter and nine months ended September 30, 2019 (dollars in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Residential mortgage investments, beginning of period	$11,531,219	$11,965,381
Portfolio acquisitions (principal amount)	747,670	2,249,681
Investment premiums on acquisitions	19,827	56,452
Portfolio runoff (principal amount)	(1,041,410)	(2,764,479)
Sales of investments (basis)	–	(305,356)
Investment premium amortization	(18,811)	(55,210)
(Decrease) increase in net unrealized gains on securities classified as available-for-sale	(2,692)	89,334
Residential mortgage investments, end of period	$11,235,803	$11,235,803
Decrease in residential mortgage investments during the indicated periods	$(295,416)	$(729,578)

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at September 30, 2019 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$2,939,659	4.07%	3.65%	1.68%	2.61%	5.09%	6.2
Freddie Mac Agency Securities	1,420,163	4.03	3.73	1.76	2.04	4.89	7.6
Ginnie Mae Agency Securities	1,117,919	3.71	3.26	1.51	1.05	4.55	6.2
Residential mortgage loans	717	3.89	4.66	2.06	1.76	11.09	5.4
(49% of total)	5,478,458	3.99	3.59	1.66	2.15	4.93	6.6
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,909,176	3.10	3.55	1.60	3.51	5.00	44.5
Freddie Mac Agency Securities	1,376,480	3.10	3.63	1.66	3.71	5.06	49.7
Ginnie Mae Agency Securities	1,408,449	3.49	3.25	1.50	1.00	5.00	45.7
(51% of total)	5,694,105	3.19	3.49	1.59	2.94	5.01	46.0
	$11,172,563	3.58	3.54	1.62	2.55	4.97	26.8
Gross WAC (rate paid by borrowers) (c)		4.18

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At September 30, 2019, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.05.  This table excludes $1 million in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

(b)

Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments, net of servicing and other fees as of the indicated date. Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments.  As such, it is similar to the cash yield on the portfolio which is calculated using amortized cost basis.  Fully indexed WAC represents the weighted average coupon upon one or more resets using interest rate indexes and net margins as of the indicated date.  Average net margins represent the weighted average levels over the underlying indexes that the portfolio can adjust to upon reset, usually subject to initial, periodic and/or lifetime caps on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps.  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 76% of current-reset ARMs were subject to periodic caps averaging 1.78%; 18% were subject to initial caps averaging 2.33%; 6% were subject to lifetime caps averaging 6.24%; and less than 1% were uncapped.  All longer-to-reset ARM securities at September 30, 2019 were subject to initial caps.

(c)

Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

Approximately 18%, or $926 million of the Company’s current-reset ARM securities with average net WACs of 2.79% and fully-indexed WACs of 3.52% will reset in rate for the first time in less than 18 months based on indices in effect at September 30, 2019. After consideration of any applicable initial fixed-rate periods, at September 30, 2019 approximately 92%, 4% and 3% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively, while approximately 1% reset every five years. Approximately 4% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 17 months at September 30, 2019.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

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

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.5 percent of the fair value of pledged residential mortgage pass-through securities at September 30, 2019.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $569 million of capital at risk with its lending counterparties at September 30, 2019.  The Company did not have capital at risk with any single counterparty exceeding 7% of total stockholders’ equity at September 30, 2019.

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

As of September 30, 2019, the Company’s secured borrowings totaled $10.29 billion with 20 counterparties at average rates of 2.31%, before the effects of currently-paying interest rate swap agreements.  The Company typically uses two- and three-year term interest rate swap agreements with variable rate receipts primarily based on three-month LIBOR to help mitigate exposure to rising short-term interest rates.  In June and August, the Company took advantage of declining market interest rates to replace $2.6 billion of longer-term swaps with new two-year contracts at significantly lower rates to the benefit of future earnings. At quarter-end the Company held $7.20 billion notional amount of these derivatives with contract expirations occurring at various dates through the second quarter of 2022 and a weighted average expiration of 23 months.  In addition, at quarter-end the Company held a series of $500 million notional amount three-month Eurodollar futures contracts with a weighted average rate of 1.62% with maturities through June 2020.

Including the effects of these derivatives, the Company’s residential mortgage investments and secured borrowings had estimated durations at September 30, 2019 of 14½ months for a net duration gap of approximately zero months – see “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivatives such as interest rate swap agreements, Eurodollar futures and longer-maturity secured borrowings, if available at attractive rates and terms.

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

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of September 30, 2019 in comparison with December 31, 2018 (dollars in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Residential mortgage investments	$11,235,803	$10,292,924	$942,879	$435,700
Cash collateral receivable from derivative counterparties, net (c)			49,263	–
Other assets, net of other liabilities			177,981	68,204
Balances as of September 30, 2019:	$11,235,803	$10,292,924	$1,170,123	$503,904	8.80:1

Balances as of December 31, 2018	$11,965,381	$10,979,362	$1,157,355	$501,854	9.49:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
(b)

Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted financing arrangements considering management’s estimate of the fair value of residential mortgage investments held as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents.

(c)

Cash collateral receivable from derivative counterparties is presented net of cash collateral payable to derivative counterparties, if applicable, and the fair value of interest rate swap positions as of the indicated date.

In order to efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund borrowing and derivative margin calls under stressed market conditions, including margin calls resulting from monthly principal payments (remitted to the Company 20 to 45 days after any given month-end), as well as reasonably possible declines in the market value of pledged assets and derivative positions.  Should market conditions deteriorate, management may reduce portfolio leverage and increase liquidity by raising new equity capital, selling mortgage securities and/or curtailing the replacement of portfolio runoff.  Additionally, the Company routinely does business with a large number of lending counterparties, which bolsters financial flexibility to address challenging market conditions and limits exposure to any individual counterparty.

In response to significant declines in longer-term interest rates experienced during the year, the Company reduced portfolio leverage by only replacing a portion of portfolio runoff, limited asset sales and by taking a measured approach to deploying new common equity capital raised during the third quarter. Future levels of portfolio leverage will be dependent on many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”). Management continuously evaluates portfolio leverage levels in light of changes in market conditions.

Reconciliation of GAAP and non-GAAP Financial Measures

Management believes the presentation of core earnings and core earnings per diluted common share, non-GAAP financial measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate the Company’s performance and compare its performance to that of its peers. Prior to March 2019, the Company designated its secured borrowings-related interest rate swap agreements as cash flow hedges for accounting purposes, whereby changes in these derivatives’ fair values were recorded in Accumulated other comprehensive income (loss). The Company discontinued cash flow hedge accounting on March 1, 2019 for these derivatives and, for GAAP purposes, related changes in fair value are recorded in the Company’s consolidated statements of operations. Also, for GAAP purposes, related net unrealized gains recorded in Accumulated other comprehensive income (loss) through February 28, 2019 are being recognized as a component of interest expense in the Company’s consolidated statements of operations over the remaining contractual lives of these derivatives.  Core earnings excludes these GAAP adjustments. The following reconciles GAAP net (loss) income to core earnings and core earnings per common share (dollars in thousands, except per share amounts):

	Quarter Ended September 30				Nine Months Ended September 30
	2019		2018		2019		2018
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income (loss)	$3,196	$(0.02)	$8,680	$0.04	$(68,010)	$(0.95)	$41,088	$0.29
Unrealized (gain) loss on non-designated derivative instruments	(16,952)	(0.19)	–	–	68,673	0.79	–	–
Realized loss (net) on termination of derivative instruments	31,673	0.35	–	–	55,875	0.64	–	–
Amortization of unrealized gain, net of unrealized losses on de-designated derivative instruments	(3,119)	(0.03)	–	–	(12,854)	(0.15)	–	–
Realized loss on sale of investments	–	–	–	–	1,365	0.02	–	–
Core earnings	$14,798	$0.11	$8,680	$0.04	$45,049	$0.35	$41,088	$0.29

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

	Quarter Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Total financing spreads	0.31%	0.21%	0.35%	0.37%
Impact of yields on other interest-earning assets (a)	–	–	0.01	–
Impact of borrowing rates on other interest-paying liabilities (a)	0.05	0.05	0.05	0.05
Impact of amortization of unrealized gain, net of unrealized losses on de-designated swap agreements	(0.12)	–	(0.16)	–
Impact of net interest cash flows on non-designated swap agreements	0.21	–	0.23	–
Financing spreads on residential mortgage investments	0.45	0.26	0.48	0.42
(a)

Other interest-earning assets consist of overnight investments and cash collateral receivable from derivative counterparties. Other interest-paying liabilities consist of unsecured borrowings and, at times, cash collateral payable to interest rate swap counterparties.

RESULTS OF OPERATIONS

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments	$77,693	$67,649	$246,600	$201,989
Related interest expense	(62,800)	(54,393)	(194,524)	(147,655)
	14,893	13,256	52,076	54,334
Other interest income (expense)	(845)	(1,560)	(3,614)	(4,638)
	14,048	11,696	48,462	49,696
Other (expense) income:
Loss on derivative instruments (net)	(9,221)	–	(105,720)	–
Loss on sale of investments (net)	–	–	(1,365)	–
Compensation-related expense	(566)	(1,913)	(6,147)	(5,521)
Other general and administrative expense	(1,123)	(1,184)	(3,389)	(3,320)
Miscellaneous other revenue	58	81	149	233
	(10,852)	(3,016)	(116,472)	(8,608)
Net (loss) income	$3,196	$8,680	$(68,010)	$41,088
Net (loss) income per diluted common share	$(0.02)	$0.04	$(0.95)	$0.29
Average diluted shares outstanding	90,945	91,346	86,946	92,317
Core earnings (a)	$14,798	$8,680	$45,049	$41,088
Core earnings per diluted common share (a)	0.11	0.04	0.35	0.29

Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments	2.76%	2.08%	2.78%	2.05%
Other interest-earning assets	2.36	1.91	2.02	1.59
Total average yields	2.75	2.08	2.77	2.05
Average borrowing rates:
Secured borrowings (a)(b)	2.31	1.82	2.30	1.63
Unsecured borrowings	7.77	7.77	7.69	7.74
Total average borrowing rates	2.36	1.87	2.35	1.68
Average total financing spreads	0.31	0.21	0.35	0.37
Average financing spreads on residential mortgage investments (a)	0.45	0.26	0.48	0.42
Average CPR	30.18	25.71	25.69	23.06
Average balance information:
Residential mortgage investments (cost basis)	$11,267	$13,027	$11,830	$13,117
Other interest-earning assets	180	74	113	89
Secured borrowings	10,481	11,958	10,941	12,035
Unsecured borrowings (included in long-term investment capital)	98	98	98	98
Long-term investment capital (“LTIC”)	1,147	1,258	1,153	1,287
Operating costs as a percentage of average LTIC	0.58%	0.98%	1.11%	0.92%
Return on average common equity capital (c)	4.95	1.69	5.08	3.81

(a)	See “Reconciliation of GAAP and non-GAAP Financing Measures” for a reconciliation of these financial measures and the Company’s rationale for using these non-GAAP financial measures.
(b)

Secured borrowing rates exclude the effects of amortization of the net unrealized gains and losses included in Accumulated other comprehensive income (loss) upon de-designation on March 1, 2019 of related derivatives held for hedging purposes of (0.12)% and (0.16)% and include net interest cash flows from that date on non-designated derivatives of 0.21% and 0.23% for the quarter and year to date, respectively, to better compare the components of financing spreads on residential mortgage investments with prior periods.

(c)	Calculated using core earnings less preferred dividends on an annualized basis over average common equity for the period.

Capstead reported for GAAP purposes net income of $3 million and net loss of $68 million, representing losses per diluted common share of $(0.02) and $(0.95) for the quarter and nine months ended September 30, 2019, respectively. This compares to net income of $9 million and $41 million or $0.04 and $0.29 per diluted common share for the same periods in 2018.  GAAP net income was negatively impacted during these periods primarily by losses on derivatives of $9 million and $106 million during the quarter and nine months ended September 30, 2019, respectively, due largely to lower prevailing interest rates. Valuation adjustments for secured borrowings-related derivatives were recorded in Accumulated other comprehensive income (loss) prior to discontinuing hedge accounting on March 1, 2019.

Capstead’s core earnings, a non-GAAP financial measure, totaled $15 million and $45 million or $0.11 and $0.35 per diluted common share for the quarter and nine months ended September 30, 2019, respectively, compared to core earnings of $9 million and $41 million or $0.04 and $0.29 per diluted common share for the same periods in 2018.  Core earnings in 2019 were negatively impacted by higher borrowing rates while benefiting from higher cash yields and lower investment premium amortization.

Interest income on residential mortgage investments was higher by $10.0 million and $44.6 million, respectively, for the quarter and nine months ended September 30, 2019 compared to the same periods in 2018.  This increase is attributable to $20.1 million and $66.0 million, respectively, in increases related to higher average yields, net of $10.0 million and $21.4 million in decreases related to lower average portfolio balances.

Yields on residential mortgage investments for the quarter and nine months ended September 30, 2019 increased 68 and 72 basis points compared to the same periods in 2018, averaging 2.76% and 2.78%, respectively, primarily due to higher cash yields. This was largely due to ARM loan coupon interest rates resetting higher to more current rates and higher coupon interest rates on acquisitions. Yields also benefited from smaller adjustments for investment premium amortization in the first nine months of 2019 compared to the same period in 2018 as a result of a lower portfolio basis, lower premiums on acquisitions and changes in prepayment estimates.

Interest expense on secured borrowings was higher by $8.4 million and $46.9 million, respectively, for the quarter and nine months ended September 30, 2019 compared to the same periods in 2018.  This increase is attributable to $15.7 million and $61.3 million, respectively, in increases related to higher average borrowing rates, net of $7.3 million and $14.4 million in decreases related to lower average borrowings.

Secured borrowing rates, after adjusting for hedging activities, increased 49 and 67 basis points for the quarter and nine months ended September 30, 2019 compared to the same periods in 2018 to average 2.31% and 2.30%, respectively. Market conditions contributed to higher borrowing rates, including four 25 basis point increases in the Federal Funds Rate in 2018 that were partially offset by the effects of a 25 basis point decrease in late July 2019 and, to a lesser extent, another 25 basis point decrease in mid-September 2019. Hedging costs were impacted by the expiration of older, lower-rate interest rate swaps and the addition of new higher-rate swaps. Resulting higher rates were partially offset by higher variable rate swap receipts as a result of higher short-term LIBOR rates and the use of more 3-month LIBOR-receive swap agreements. Average fixed-rate swap payment rates were 214 and 212 basis points, respectively, for the quarter and nine months ended September 30, 2019 compared to 166 and 151 basis points for the same periods in 2018.  Currently-paying swap balances were higher, averaging $7.29 billion and $7.56 billion, respectively, for the quarter and nine months ended September 30, 2019, compared to $6.79 billion and $6.93 billion for the same periods in 2018.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Total operating costs, which include Compensation-related expense and Other general and administrative expense, during the quarter and nine months ended September 30, 2019 were lower by $1 million and higher by $695,000, respectively, compared to the same periods in 2018. The variance during the third quarter of 2019 was primarily related to adjustments to lower short- and long-term compensation accruals. The variance during the nine months was primarily related to $949,000 recorded in March 2019 associated with finalizing program results for 2018.

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

The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” illustrates management’s estimate of additional funds potentially available to the Company at September 30, 2019 and the accompanying discussion provides insight into the Company’s perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Secured borrowings totaled $10.29 billion at September 30, 2019, all maturing within 30 days.  Secured borrowings began the year at $10.98 billion and averaged $10.48 billion and $10.94 billion during the quarter and nine months ended September 30, 2019, respectively.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses derivatives supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  At quarter-end the Company held $7.20 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the second quarter of 2022 and a weighted average expiration of 23 months. In addition, at quarter-end the Company held a series of $500 million notional amount three-month Eurodollar futures contracts with a weighted average rate of 1.62% with maturities through June 2020. Additionally, the Company entered into swap agreements effectively locking in lower fixed rates of interest during the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings that mature in 2035 and 2036.  The Company intends to continue to utilize suitable derivatives such as interest rate swap agreements or other derivatives and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

On August 1, 2019 the Company completed a public offering for nine million shares of common stock raising $75 million for a net price of $8.34 after underwriting discounts and offering expenses. The proceeds were deployed into additional agency-guaranteed residential ARM securities and used for general corporate purposes.

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

Derivatives and longer-maturity secured borrowings transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  Including the effects of derivatives held to hedge changes in secured borrowing rates, at September 30, 2019 the Company’s residential mortgage investments and secured borrowings had estimated durations of approximately 14½ months for a net duration gap of approximately zero months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable interest rate swap agreements or other derivatives and longer-maturity secured borrowings, if available at attractive rates and terms.

Capstead performs sensitivity analyses to estimate the effects that specific interest rate changes can reasonably be expected to have on net interest margins and portfolio values.  All investments, secured borrowings and related derivatives held are included in these analyses.  For net interest margin modeling purposes, the model incorporates management’s assumptions for mortgage prepayment levels for a given interest rate change using market-based estimates of prepayment speeds for the purpose of amortizing investment premiums and reinvesting portfolio runoff.  These assumptions are developed through a combination of historical analysis and expectations for future pricing behavior under normal market conditions unaffected by changes in market liquidity.  For portfolio valuation modeling purposes, a static portfolio is assumed.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivatives at September 30, 2019 and December 31, 2018, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 1.00%	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: (a)
September 30, 2019	1.75-2.00%	1.67%	8.4%	4.1%	(5.0)%	(12.4)%
December 31, 2018	2.25-2.50	2.69	20.9	11.4	(12.7)	(34.4)

Projected percentage change in portfolio and related derivative values: (a)
September 30, 2019	1.75-2.00	1.67	(0.2)	(0.1)	(0.2)	(0.4)
December 31, 2018	2.25-2.50	2.69	0.1	0.1	(0.3)	(0.7)

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

The Company uses derivatives primarily in the form of interest rate swap agreements to hedge the variability in borrowing rates on its secured and unsecured borrowings.  For derivatives designated as accounting hedges, fixed interest payments and variable interest receipts are recorded as an adjustment to interest expense on the related designated borrowings.  For derivatives not designated as accounting hedges, fixed interest payments and variable interest receipts are recorded as a component of Other (expense) income.  For derivatives initially designated as an accounting hedge and subsequently de-designated, any unrealized gain or loss included in Accumulated other comprehensive income (loss) at the time of de-designation is amortized as an adjustment to interest expense on the related borrowings over the remaining term of the derivatives.   See NOTE 6 to the consolidated financial statements (included under Item 1 of this report) and “Financial Condition – Secured Borrowings” for additional information regarding the Company’s current use of derivatives and its related risk management policies.

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

Item 4.    Controls and Procedures

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2019.

PART II. — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors during the nine months ended September 30, 2019 from those previously disclosed in “Risk Factors” under Part I, Item 1A of our 2018 Form 10-K.

ITEM 5A. OTHER INFORMATION

On December 6, 2017, the Company entered into a Sales Agreement (the “Original Agreement”) with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) (the “Sales Manager”), in connection with the issuance and sale of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and shares of the Company’s Series E preferred stock, par value $0.10 per share (the “Series E Preferred Stock”), from time to time through the Sales Manager.  In order to reflect a reorganization in the Sales Manager’s corporate structure, on October 23, 2019, the Company entered into a new Sales Agreement (the “New Agreement”) with San Blas Securities LLC (doing business as Brinson Patrick, a division of San Blas Securities LLC).   The New Agreement reflects the same terms and provisions of the Original Agreement in all material respects.

The foregoing summary is qualified in its entirety by reference to the New Agreement attached hereto as Exhibit 10.18 and incorporated herein by reference.

ITEM 6.    EXHIBITS

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
10.01	Amended and Restated Deferred Compensation Plan.(6)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(7)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(8)
10.04	Third Amended and Restated Incentive Bonus Plan.(6)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	Form of restricted stock agreement for executive employees. (9)
10.07	2017 Long-Term Performance Unit Award Criteria. (9)
10.08	Form of performance unit agreement for executive employees. (9)
10.09	Form of restricted stock agreement for executive employees. (10)
10.10	2018 Long-Term Performance Unit Award Criteria. (10)

Exhibit Number	DESCRIPTION
10.11	Form of performance unit agreement for executive employees. (10)
10.12	2019 Annual Incentive Compensation Program. (11)
10.13	Form of restricted stock agreement for executive employees. (11)
10.14	2019 Long-Term Performance Unit Award Criteria. (11)
10.15	Form of performance unit agreement for executive employees. (11)
10.16	Sales Agreement, dated December 6, 2017, by and between the Company and the Sales Manager. (12)
10.17	Form of Change in Control/Severance Agreement for executive officers. (13)
10.18	Sales Agreement, dated October 23, 2019, by and between the Company and the Sales Manager.*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-08896) for the quarter ended June 30, 2019
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 5, 2017, for the event dated January 3, 2017.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 4, 2018, for the event dated January 3, 2018.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 7, 2019, for the event dated January 3, 2019.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on December 11, 2017, for the event dated December 6, 2017.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2017.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: October 28, 2019	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer

Date: October 28, 2019	By:	/s/ LANCE J. PHILLIPS
Lance J. Phillips
Senior Vice President, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)