Form 10-K
period 2019-12-31
CAPSTEAD MORTGAGE CORP
filed 2020-02-21
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to ______________

Commission File Number:001-08896

CAPSTEAD MORTGAGE CORPORATION

(Exact name of Registrant as specified in its Charter)

Maryland	75-2027937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8401 North Central Expressway, Suite 800, Dallas, TX	75225-4404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (214) 874-2323

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock ($0.01 par value)	CMO	New York Stock Exchange
7.50% Series E Cumulative Redeemable Preferred Stock ($0.10 par value)	CMOPRE	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑ NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO ☑

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☑ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that Registrant was required to submit such files).  YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 28, 2019 the aggregate market value of the common stock held by nonaffiliates, based on the closing sale price of those shares on the New York Stock Exchange reported on June 28, 2019, was $699,445,950

Number of shares of Common Stock outstanding at February 21, 2020:   96,193,693

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the 2020 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

CAPSTEAD MORTGAGE CORPORATION

2019 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Capstead Mortgage Corporation operates as a self-managed real estate investment trust (“REIT”) for federal income tax purposes and is based in Dallas, Texas.  Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.”  Capstead was incorporated in the state of Maryland in 1985 and its common and Series E preferred stock are listed on the New York Stock Exchange under the symbols “CMO” and “CMOPRE,” respectively.

Capstead’s investment strategy involves managing a leveraged portfolio of residential mortgage pass-through securities consisting of relatively short-duration adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae.  Together, these securities are referred to as “Agency Securities,” and are considered to have limited, if any, credit risk.  This strategy differentiates Capstead from its peers because ARM loans underlying its investment portfolio can reset to more current interest rates within a relatively short period of time.  This positions the Company to benefit from a potential recovery in financing spreads that typically contract during periods of rising interest rates and can result in smaller fluctuations in portfolio values compared to portfolios containing a significant amount of longer-duration fixed-rate mortgage securities.  Duration is a common measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.

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

Regulation and Related Matters

Operating as an internally-managed REIT investing in Agency Securities subjects Capstead to various federal tax and regulatory requirements.  For further discussion, see Item 1A of this report, “Risk Factors,” under the captions “Risks Related to Our Status as a REIT and Other Tax Matters” and “Risk Factors Related to Our Corporate Structure,” which is incorporated herein by reference.

Employees

As of December 31, 2019, Capstead had 14 employees.

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

•	the impact of differing levels of leverage employed;
•	liquidity of secondary markets and credit markets, including the availability of financing at reasonable levels and terms to support investing on a leveraged basis;
•	changes in legislation or regulation affecting Agency Securities and similar federal government agencies and related guarantees;
•	the effectiveness of risk management strategies;
•	the availability of suitable qualifying investments from both an investment return and regulatory perspective;
•	the availability of new investment capital;
•	the ability to maintain REIT status;
•	changes in legislation or regulation affecting exemptions for mortgage REITs from regulation under the Investment Company Act of 1940;
•	other changes in legislation or regulation affecting the mortgage and banking industries; and
•	changes in general economic conditions, increases in costs and certain other factors.

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

Risks Related to Our Business

Changes in interest rates, whether increases or decreases, may adversely affect our liquidity, financial condition and earnings.  Our earnings depend primarily on the difference between the interest received on our residential mortgage investments and the interest paid on our secured borrowings, adjusted for the effects of derivative financial instruments held for hedging purposes.  Our investments consist almost exclusively of ARM Agency Securities that generally earn interest at longer-term rates than our borrowings.  Only a portion of coupon interest rates on the ARM loans underlying our securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan. Interest rates on our secured borrowings, which are heavily influenced by federal reserve actions to raise or lower the Fed Funds Rate, that are not effectively fixed through the use of interest rate swap agreements or similar derivatives can rise to levels that may exceed yields on our investments, including in a rising short-term interest rate environment or in an inverted yield curve environment.  This can contribute to lower, or in more extreme circumstances, negative financing spreads and, therefore, adversely affect earnings. During periods of relatively low short term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may adversely affect yields on our ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in our borrowing rates, earnings would be adversely affected.

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

Monetary policy actions by the Federal Reserve could adversely affect our financial condition and earnings.  The Federal Open Market Committee (“FOMC”) assesses realized and expected economic conditions relative to its objectives in determining the timing and size of future adjustments to the target range of the Federal Funds Rate, to which our secured borrowings rates are closely related. We cannot predict with certainty when and to what extent the FOMC may adjust the Federal Funds Rate. These actions could adversely affect our earnings and book value per common share.

Our strategy involves significant leverage, which could adversely affect our liquidity, financial condition and earnings.  We expect our leverage to vary with market conditions and our assessment of the risk and return on our investments. This leverage creates significant risks to our liquidity, financial condition and earnings.

Periods of illiquidity in the mortgage markets may reduce amounts available under secured borrowing arrangements due to declines in the perceived value of related collateral and may reduce the number of counterparties willing to lend to us and/or the amounts individual counterparties are willing to lend, both of which could adversely impact our liquidity, financial condition and earnings.  We finance our portfolio by pledging individual securities as collateral under uncommitted secured borrowing arrangements.  If the perceived market value of the pledged collateral as determined by our lenders declines, we may be subject to margin calls wherein the lender requires us to pledge additional collateral to reestablish the agreed-upon margin percentage.  Because market illiquidity tends to put downward pressure on asset prices, we may be presented with substantial margin calls during such periods.  If we are unable or unwilling to pledge additional collateral, lenders can liquidate the collateral or seek other remedies, potentially under adverse market conditions, resulting in losses.  At such times we may determine that it is prudent to sell assets to improve our ability to pledge sufficient collateral to support our remaining secured borrowings, which could result in losses.  In addition, lower pricing levels for remaining investments will lead to declines in book value per common share.

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

Potential changes in the relationship between the federal government and Fannie Mae and Freddie Mac could adversely affect our liquidity, financial condition and earnings. A significantly reduced or altered role by the federal government or other changes in the guarantees provided by Fannie Mae, Freddie Mac or Ginnie Mae, or their successors could adversely affect the credit profile and pricing of existing holdings and/or future issuances of ARM Agency Securities and whether our strategy of holding a leveraged portfolio of short-duration ARM Agency Securities remains viable, which could adversely affect earnings and book value per common share.

The replacement of LIBOR with an alternative reference rate may adversely affect our liquidity, financial condition and earnings. The Alternative Reference Rates Committee (“ARRC”) selected the Secured Overnight Financing Rate (“SOFR”), an index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as its preferred replacement for LIBOR. SOFR is an observed overnight rate, which differs from LIBOR, which is an estimated forward-looking rate and relies, to some degree, on the expert judgement of submitting panel members. Since SOFR is a secured rate backed by government securities, it does not take into account bank credit risk (as LIBOR does). ARRC has published proposed fallback language for replacing LIBOR for new ARMs and other consumer products and requested for comment a newly-developed spread adjustment methodology to reflect and adjust for the historical differences between SOFR and LIBOR in order to make the spread-adjusted rates comparable in a fair and reasonable way. Most of our ARM portfolio, interest rate swap agreements and our unsecured borrowings use LIBOR as a benchmark interest rate and may need to transition to alternative rates. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions or significant changes in benchmark rates, which could adversely affect our liquidity, financial condition and earnings.

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

Any future offerings of preferred stock or debt securities, which would rank senior to our common stock upon liquidation, and future offerings of equity securities, which could dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidation distributions, may adversely affect the price of our common stock.  We may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities, preferred stock and lenders with respect to our other borrowings will be entitled to our available assets prior to the holders of our common stock. Our preferred stock has a preference on liquidating distributions and dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings.

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

If we fail to qualify as a REIT in any tax year, then:

•

we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct dividends paid to our stockholders in computing taxable income and would be subject to federal income tax on our taxable income at corporate rates, reducing cash available for distribution;

•	we would not be required to make income distributions; and
•	unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our earnings.  We may be subject to certain federal, state and local taxes on our income and assets.  For example, we:

•	will be required to pay tax on any undistributed REIT taxable income; and
•	may operate taxable REIT subsidiaries subject to tax on any taxable income earned.

Complying with REIT requirements may limit our ability to hedge effectively.  The REIT provisions of the Code may limit our ability to hedge our investments and borrowings by limiting our income in each year from unqualified hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of gross income.  In addition, we must limit our aggregate income from nonqualified hedging transactions, from providing certain services, and from other non-qualifying sources to not more than 5% of annual gross income. As a result, we may have to limit our use of advantageous hedging techniques.  This could result in greater risks associated with changes in interest rates than we would otherwise incur.  If we were to fail to satisfy the REIT gross income tests we could lose our REIT status for federal income tax purposes unless the failure was due to reasonable cause and not due to willful neglect, in which case we may have to pay a penalty tax.

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

Complying with REIT requirements may force us to liquidate otherwise attractive investments.  To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, United States government securities and qualified REIT real estate assets.  The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.  In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries.  If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences.  As a result, we may be required to liquidate otherwise attractive investments.

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

Distributions payable by us do not qualify for the reduced tax rates applicable to “qualified dividends.”  The maximum tax rate applicable to income from non-REIT corporate qualified dividends payable to domestic stockholders that are individuals, trusts or estates is currently 20%.  Distributions of ordinary income payable by REITs, however, generally are not eligible for the reduced rates.  For taxable years beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as returns of capital, capital gain or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of REIT stocks.

We may in the future choose to pay dividends in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive.  A publicly traded REIT generally may treat a distribution of its own stock as fulfilling its REIT distribution requirement if each stockholder is permitted to elect to receive its distribution in either cash or stock of the REIT (even where there is a limitation on the percentage of the distribution payable in cash, provided that the limitation is at least 20%), subject to the satisfaction of certain guidelines. If the requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received.  Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including all or a portion of such dividend that is payable in stock. It is uncertain whether and to what extent we will pay dividends in cash and our stock.

Our ownership of and relationship with our TRS will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.  A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Overall, no more than 20% of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation, and in certain circumstances, the ability of our TRSs to deduct net business interest expenses generally may be limited. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

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

The New York Stock Exchange trading symbol for Capstead’s common stock is CMO. As of February 13, 2020, the Company had 936 common stockholders of record and depository companies held shares of common stock for approximately 28,551 beneficial owners.

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on Capstead’s common stock, with the yearly percentage change in the cumulative total return on the Russell 2000 Index and the NAREIT Mortgage REIT Index for the five years ended December 31, 2019 assuming the investment of $100 on December 31, 2014 and the reinvestment of dividends.  The stock price and dividend performance reflected in the graph is not necessarily indicative of future performance.

	Year ended December 31
	2014	2015	2016	2017	2018	2019
Capstead Mortgage Corporation	$100.00	$79.23	$101.74	$93.54	$76.52	$96.35
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
NAREIT Mortgage REIT Index	100.00	91.12	111.95	134.10	130.71	158.60

The Company did not repurchase any shares during the fourth quarter of 2019. The timing, manner, price and amount of any future common and preferred issuances and any common stock repurchases will be made in the open market at the Company’s discretion, subject to economic and market conditions, stock price, compliance with federal securities laws and tax regulations as well as blackout periods associated with the dissemination of important Company-specific news.

See Item 12 of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding securities authorized for issuance under equity compensation plans which is incorporated herein by reference.  Capstead did not issue any unregistered securities during the past three fiscal years.

ITEM 6.	SELECTED FINANCIAL DATA

This table summarizes selected financial information, including key operating data (in thousands, except percentages, ratios and per share data).  For additional information, refer to the audited consolidated financial statements and notes thereto included under Item 8, “Financial Statements and Supplementary Data,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this report.

	As of or for the year ended December 31
	2019	2018	2017	2016	2015
Selected statement of income data:
Interest income on residential mortgage investments	$320,217	$274,891	$232,435	$212,694	$215,989
Related interest expense	(246,212)	(206,976)	(138,757)	(107,653)	(85,521)
	74,005	67,915	93,678	105,041	130,468
Other interest expense (net) (a)	(4,858)	(5,922)	(6,646)	(7,196)	(8,113)
	69,147	61,993	87,032	97,845	122,355
Other revenue (net) (b)	(104,485)	(11,921)	(7,443)	(14,972)	(14,030)
Net (loss) income	$(35,338)	$50,072	$79,589	$82,873	$108,325
Net (loss) income per diluted common share	$(0.62)	$0.34	$0.65	$0.70	$0.97
Average number of diluted shares of common stock outstanding	88,722	91,230	95,843	95,819	95,701
Core earnings (c)	$64,158	$50,072	$79,589	$82,873	$108,325
Core earnings per diluted common share (c)	0.50	0.34	0.65	0.70	0.97
Cash dividends per share of common stock	0.47	0.49	0.80	0.95	1.14

Selected balance sheet data:
Residential mortgage investments	$11,222,182	$11,965,381	$13,454,098	$13,316,282	$14,154,737
Total assets	11,520,001	12,186,525	13,733,449	13,576,876	14,446,366
Secured borrowings	10,275,413	10,979,362	12,331,060	12,145,346	12,958,394
Long-term investment capital (“LTIC”):
Unsecured borrowings	98,392	98,292	98,191	98,090	97,986
Preferred stockholders’ equity	250,946	250,946	250,946	199,059	197,172
Common stockholders’ equity	822,787	808,117	987,930	1,048,628	1,101,152
	$1,172,125	$1,157,355	$1,337,067	$1,345,777	$1,396,310
Book value per common share (unaudited)	$8.62	$9.39	$10.25	$10.85	$11.42

Key operating data: (unaudited)
Portfolio acquisitions (principal amount)	$3,239,372	$2,251,425	$4,103,006	$3,086,706	$3,761,789
Portfolio runoff (principal amount)	3,752,774	3,603,544	3,897,539	3,844,590	3,421,026
Common stock issuances	75,102	–	–	–	–
Common stock repurchases	–	84,594	3,460	–	–
Year-end portfolio leverage ratio (d)	8.77:1	9.49:1	9.22:1	9.02:1	9.28:1
Average total financing spreads	0.41%	0.33%	0.55%	0.64%	0.81%
Average financing spreads on residential mortgage investments (c)	0.53	0.38	0.61	0.72	0.89
Average mortgage prepayment rates, (expressed as constant prepayment rates, or CPRs)	26.62	22.89	23.97	23.20	20.37
Return on average LTIC	6.20	4.59	6.42	6.77	7.91
Return on average common equity capital	5.54	3.38	5.96	6.20	7.86

(a)	Consists principally of interest on unsecured borrowings, net of interest on overnight investments.
(b)

Other revenue (net) in 2019 includes $91 million in losses on derivatives due to declining interest rates following the de-designation of secured borrowings-related derivatives as cash flow hedges for accounting purposes on March 1, 2019.

(c)

See Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Reconciliation of GAAP and non-GAAP Financial Measures” for a reconciliation of these financial measures and the Company’s rationale for using these non-GAAP financial measures.

(d)	Year-end portfolio leverage ratios were calculated by dividing secured borrowings by LTIC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Overview

Capstead operates as a self-managed REIT earning income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting of relatively short-duration ARM Agency Securities, which reset to more current interest rates within a relatively short period of time and are considered to have limited, if any, credit risk.  By investing in ARM Agency Securities, the Company is positioned to benefit from future recoveries in financing spreads that typically contract during periods of rising interest rates and to experience smaller fluctuations in portfolio values compared to leveraged portfolios containing a significant amount of longer-duration fixed-rate mortgage securities.  Duration is a common measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.

Capstead reported for GAAP purposes a net loss of $35 million or $(0.62) per diluted common share in 2019, compared to 2018 earnings of $50 million or $0.34 per diluted common share. The Company reported core earnings of $64 million or $0.50 per diluted common share for the year ended December 31, 2019. See “Reconciliation of GAAP and non-GAAP Financial Measures” for more information on core earnings. The GAAP net loss in 2019 includes $91 million in losses on hedging-related derivatives primarily related to declining interest rates. GAAP and core earnings in 2019 benefited from higher portfolio yields while being negatively impacted by higher borrowing costs and lower average portfolio balances. Book value per common share declined to $8.62 per share at December 31, 2019 primarily due to decreases in swap valuations and the initial dilution effects of issuing nine million shares of common stock, partially offset by increases in portfolio valuations.

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital totaled $1.17 billion at December 31, 2019, consisting of $823 million of common and $251 million of preferred stockholders’ equity together with $98 million of unsecured borrowings maturing in 2035 and 2036.

Capstead’s residential mortgage investments decreased by $743 million to $11.22 billion at December 31, 2019 as the Company did not replace all of its portfolio runoff and sold $305 million (cost basis) in ARM securities largely in response to increases in market volatility and declining interest rates. Secured borrowings decreased $704 million to $10.28 billion. Portfolio leverage (secured borrowings divided by long-term investment capital) decreased to 8.77 to one at December 31, 2019 from 9.49 to one at December 31, 2018.  Management continuously evaluates portfolio leverage levels in light of changes to market conditions.

Common Equity Issuances

On August 1, 2019 the Company completed a public offering for nine million shares of common stock raising $75 million for a net price of $8.34 after underwriting discounts and offering expenses. The proceeds were deployed into additional ARM Agency Securities and used for general corporate purposes.

Subsequent to year-end, Capstead issued 1.4 million shares of common stock through an at-the-market continuous offering program, net of placement fees and other costs, for net proceeds of $11 million. Additional amounts of equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods associated with the dissemination of important Company-specific news.

Book Value per Common Share

Book value per common share (total stockholder’s equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) as of December 31, 2019 was $8.62, a decrease of  $0.77 or 8.2% from December 31, 2018 book value of $9.39, primarily reflecting $1.44 in derivative-related declines in value and $0.10 in initial dilution related to the issuance of additional common equity, partially offset by $0.75 in portfolio-related increases in unrealized gains.

All but $2 million of Capstead’s residential mortgage investments portfolio and all of its derivatives are recorded at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per share of common stock. None of the Company’s borrowings are recorded at fair value. Fair value is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels, among other factors. See NOTE 8 to the Consolidated Financial Statements for additional disclosures regarding fair values of financial instruments held or issued by the Company.

Residential Mortgage Investments

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the indicated periods (in thousands):

	As of and for the year ended December 31
	2019	2018	2017
Residential mortgage investments, beginning of year	$11,965,381	$13,454,098	$13,316,282
Portfolio acquisitions (principal amount)	3,239,372	2,251,425	4,103,006
Investment premiums on acquisitions	76,788	51,231	121,509
Portfolio runoff (principal amount)	(3,752,774)	(3,603,544)	(3,897,539)
Sales of investments (cost basis)	(305,356)	–	–
Investment premium amortization	(73,742)	(115,339)	(128,769)
Change in net unrealized gains on securities classified as available-for-sale	72,513	(72,490)	(60,391)
Residential mortgage investments, end of year	$11,222,182	$11,965,381	$13,454,098
(Decrease) increase in residential mortgage investments	$(743,199)	$(1,488,717)	$137,816

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

By focusing on investing in ARM Agency Securities, changes in fair value caused by changes in interest rates are typically relatively modest compared to changes in fair value of longer-duration fixed-rate assets.  Declines in fair value caused by increases in interest rates are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then-current interest rate environment.  This investment strategy positions the Company to benefit from potential recoveries in financing spreads that typically contract during periods of rising interest rates.

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at December 31, 2019 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (c)	Average Lifetime Caps (c)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$2,834,919	3.85%	3.61%	1.67%	2.70%	5.35%	6.3
Freddie Mac Agency Securities	1,344,964	3.89	3.70	1.75	2.08	5.04	7.4
Ginnie Mae Agency Securities	1,057,561	3.59	3.10	1.51	1.04	4.69	7.0
Residential mortgage loans	530	4.15	4.69	2.09	1.72	11.24	6.3
(47% of total)	5,237,974	3.81	3.53	1.66	2.21	5.14	6.7
Longer-to-reset ARMs:
Fannie Mae Agency Securities	3,045,809	3.08	3.56	1.60	3.72	5.00	46.3
Freddie Mac Agency Securities	1,665,257	3.09	3.64	1.67	3.99	5.04	52.4
Ginnie Mae Agency Securities	1,226,770	3.49	3.09	1.50	1.01	5.01	43.6
(53% of total)	5,937,836	3.16	3.48	1.60	3.24	5.01	47.5
	$11,175,810	3.46	3.51	1.63	2.76	5.07	28.5
Gross WAC (rate paid by borrowers) (d)		4.06

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At December 31, 2019, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.06.  This table excludes $1 million in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

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

(c)

ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps.  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At year-end, 74% of current-reset ARM securities were subject to periodic caps averaging 1.77%; 19% were subject to initial caps averaging 2.60%; 6% were subject to lifetime caps averaging 6.40%; and less than 1% were uncapped.  All longer-to-reset ARM securities at December 31, 2019 were subject to initial caps.

(d)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated date.

ARM securities held by Capstead are backed by mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period.  These coupon interest rate adjustments are usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  After the initial fixed-rate period, if applicable, the coupon interest rates of mortgage loans underlying the Company’s ARM securities typically adjust either (a) annually based on specified margins over the one-year London interbank offered rate (“LIBOR”) or the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”), (b) semiannually based on specified margins over six-month LIBOR, or (c) monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index. Fannie Mae and Freddie Mac have announced they will stop accepting LIBOR-based ARM loans after December 2020 due to the scheduled discontinuation of LIBOR in December 2021. They will begin accepting ARM loans based on the Secured Overnight Financing Rate (“SOFR”) in the near future.  The

Company will continue investing in Agency ARM Securities backed by a variety of indices including new SOFR-based ARM securities.

Approximately 19%, or $974 million of the Company’s current-reset ARM securities with average net WACs of 2.82% and fully-indexed WACs of 3.49% will reset in rate for the first time in less than 18 months based on indices in effect at December 31, 2019. After consideration of any applicable initial fixed-rate periods, at December 31, 2019 approximately 92%, 4% and 3% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively, while approximately 1% reset every five years. At December 31, 2019 approximately 4% of the Company’s portfolio was backed by interest-only loans, with remaining interest-only payment periods averaging 15 months.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

Secured Borrowings and Related Derivatives

Capstead finances its residential mortgage investments by leveraging its long-term investment capital primarily with borrowings under repurchase arrangements with commercial banks and other financial institutions.  The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.6 percent of the fair value of pledged residential mortgage pass-through securities at December 31, 2019.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $574 million of capital at risk with its lending counterparties at December 31, 2019.  The Company did not have capital at risk with any single counterparty exceeding 8% of total stockholders’ equity at December 31, 2019.

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

As of December 31, 2019, the Company’s secured borrowings totaled $10.28 billion with 21 counter-parties at average rates of 2.10%, before the effects of currently-paying interest rate swap agreements.  The Company typically uses two- and three-year term interest rate swap agreements with variable rate receipts primarily based on three-month LIBOR, SOFR or Fed Funds to help mitigate exposure to rising short-term interest rates.  During 2019, the Company took advantage of declining market rates to replace $4.6 billion of longer-term swaps with new two-year contracts at significantly lower rates to the benefit of future earnings. At year-end the Company held $7.40 billion notional amount of portfolio financing-related interest rate swap agreements at fixed rates averaging 1.77%, with contract expirations occurring at various dates through the fourth quarter of 2022 and a weighted average expiration of 20 months. In addition, at year-end the Company held a series of $500 million notional amount three-month Eurodollar futures contracts with a weighted average rate of 1.62% with maturities through June 2020.

Including the effects of these derivatives, the Company’s residential mortgage investments and secured borrowings had estimated durations at December 31, 2019 of 15 and 14¼ months, respectively, for a net duration gap of approximately ¾ months – see “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements, Eurodollar futures and longer-maturity secured borrowings, if available at attractive rates and terms.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2019, Capstead did not have any off-balance sheet arrangements.  The Company’s contractual obligations at December 31, 2019 were as follows (in thousands):

	Payments Due by Period*
	Total	12 Months or Less	13 – 36 Months	37 – 60 Months	>Than 60 Months
Secured borrowings	$10,298,072	$10,297,522	$401	$116	$33
Unsecured borrowings	186,620	5,106	9,971	10,279	161,264
Interest rate swap agreements designated as cash flow hedges of unsecured borrowings	33,552	2,298	4,904	4,595	21,755
Portfolio acquisitions settling subsequent to year-end	65,453	65,453	–	–	–
Corporate office lease	2,430	208	603	622	997
	$10,586,127	$10,370,587	$15,879	$15,612	$184,049
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

•	current portfolio leverage levels,
•	changes in market value of assets pledged and derivatives held for hedging purposes as determined by lending and derivative counterparties,
•	mortgage prepayment levels,
•	availability of borrowings under repurchase arrangements with lending counterparties,
•	collateral requirements of lending and derivative counterparties, and
•	general conditions in the commercial banking and mortgage finance industries.

As of December 31, 2019, the Company’s utilization of its long-term investment capital and its estimated potential liquidity were as follows in comparison with December 31, 2018 (dollars in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Residential mortgage investments	$11,222,182	$10,275,413	$946,769	$431,737
Cash collateral receivable from derivative counterparties, net (c)			37,792	–
Other assets, net of other liabilities			187,564	105,397
Balances as of December 31, 2019:	$11,222,182	$10,275,413	$1,172,125	$537,134	8.77:1

Balances as of December 31, 2018	$11,965,381	$10,979,362	$1,157,355	$501,854	9.49:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
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

Reconciliation of GAAP and non-GAAP Financial Measures

Management believes the presentation of core earnings and core earnings per diluted common share, non-GAAP financial measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate the Company’s performance and compare its performance to that of its peers. Prior to March 2019, the Company designated its secured borrowings-related interest rate swap agreements as cash flow hedges for accounting purposes, whereby changes in these derivatives’ fair values were recorded in Accumulated other comprehensive income (loss). The Company discontinued cash flow hedge accounting on March 1, 2019 for these derivatives and, for GAAP purposes, related changes in fair value are recorded in the Company’s consolidated statements of operations. Also, for GAAP purposes, related net unrealized gains recorded in Accumulated other comprehensive income (loss) through February 28, 2019 are being recognized as a component of interest expense in the Company’s consolidated statements of operations over the remaining contractual lives of these derivatives. Core earnings excludes these GAAP adjustments. The Company’s presentation of core earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations.

The following reconciles GAAP net (loss) income to core earnings and core earnings per common share (dollars in thousands, except per share amounts):

	2019		2018		2017
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net (loss) income	$(35,338)	$(0.62)	$50,072	$0.34	$79,589	$0.65
Unrealized loss on non-designated derivative instruments	17,656	0.20	–	–	–	–
Realized loss on termination of non-designated derivative instruments	95,187	1.07	–	–	–	–
Amortization of unrealized gain, net of unrealized loss on de-designated derivative instruments	(14,712)	(0.17)	–	–	–	–
Realized loss on sale of investments	1,365	0.02	–	–	–	–
Core earnings	$64,158	$0.50	$50,072	$0.34	$79,589	$0.65

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

	2019	2018	2017	2016	2015
Total financing spreads	0.41%	0.33%	0.55%	0.64%	0.81%
Impact of yields on other interest-earning assets*	–	–	0.01	0.02	0.03
Impact of borrowing rates on other interest- paying liabilities*	0.05	0.05	0.05	0.06	0.05
Impact of amortization of unrealized gain, net of unrealized loss on de-designated derivative instruments	(0.14)	–	–	–	–
Impact of net cash flows received on non-designated derivative instruments	0.21	–	–	–	–
Financing spreads on residential mortgage investments	0.53	0.38	0.61	0.72	0.89

*

Other interest-earning assets consist of overnight investments and cash collateral receivable from derivative counterparties. Other interest-paying liabilities consist of unsecured borrowings (at an average borrowing rate of 7.74% for 2019) and cash collateral payable to derivative counterparties.

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

Under IRC 857(b)(9), REIT common dividends declared in the fourth quarter of a calendar year with a record date prior to year-end and a payable date in January of the following year will be included in total distributions in the year declared only to the extent of available earnings and profits.  As a result, such fourth quarter common dividends may be pro-rated between tax years or may not be taxable until the following year.  Capstead’s common dividend declared in the fourth quarter of 2019 will be treated entirely as a 2020 distribution.  Common dividends declared in the fourth quarters of 2018 and 2017 were treated entirely as 2019 and 2018 distributions, respectively. Characterization of common distributions allocable to 2019, 2018 and 2017 tax years were as follows:

	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Ordinary income	$-	-%	$0.38262	63.8%	$0.58703	69.9%
Return of capital	0.40000	100.0	0.21738	36.2	0.25297	30.1
Total	$0.40000	100.0	$0.60000	100.0	$0.84000	100.0

Common distributions characterized as return on capital reduce the tax basis of related shares and are nontaxable to a recipient unless cumulative return of capital distributions received by a recipient exceed tax cost basis, in which case the excess is reportable as capital gain.

REIT preferred dividends are subject to the same spillover provisions under IRC 857(b)(9), although proration between tax years usually results in 100% of such dividends being included in total distributions in the year declared. All preferred dividends allocable to 2018 and 2017 were characterized as ordinary income. However, Capstead did not have earnings and profits to distribute in 2019. Accordingly, preferred dividends declared and paid in 2019 are characterized as a nontaxable return of capital. Further, preferred dividends declared in December of 2019 and payable in January of 2020 will be treated entirely as 2020 distributions.

If in future years the Company realizes gains on sales of assets, a portion of its dividends may be characterized as long-term capital gains, provided such gains exceed available capital loss carryforwards. Any such capital gain distributions would be reported as long-term capital gains and would generally be taxed at lower rates than distributions of ordinary income. Unutilized capital loss carryforwards totaling $17.5 million expired in 2019. At December 31, 2019 the Company had remaining net capital loss carryforwards of $1.3 million that expire after 2024.

At December 31, 2019, the Company had net operating loss (NOL) carryforwards totaling $31 million generated in 2019. Under the provisions of the Tax Cuts and Jobs Act of 2017, NOLs no longer expire, but a taxpayer can only offset up to 80% of its income in any given year with an NOL. The Company expects to fully utilize its NOL.

See the investor relations section of the Company’s website at www.capstead.com for additional dividend characterization information. Due to the complex nature of applicable tax rules, it is recommended that stockholders consult their tax advisors to ensure proper tax treatment of dividends received.

RESULTS OF OPERATIONS

	Year ended December 31
	2019	2018	2017
Income statement data (in thousands, except per share data)
Interest income on residential mortgage investments	$320,217	$274,891	$232,435
Related interest expense	(246,212)	(206,976)	(138,757)
	74,005	67,915	93,678
Other interest income (expense)	(4,858)	(5,922)	(6,646)
	69,147	61,993	87,032
Other (expense) income:
Loss on derivative instruments (net)	(90,578)	–	–
Loss on sale of investments (net)	(1,365)	–	–
Compensation-related expense	(8,197)	(7,759)	(4,915)
Other general and administrative expense	(4,494)	(4,527)	(4,689)
Miscellaneous other revenue	149	365	2,161
	(104,485)	(11,921)	(7,443)
Net (loss) income	$(35,338)	$50,072	$79,589
Net (loss) income per diluted common share	$(0.62)	$0.34	$0.65
Average diluted common shares outstanding	88,722	91,230	95,843
Core earnings (a)	$64,158	$50,072	$79,589
Core earnings per diluted common share (a)	0.50	0.34	0.65

Key operating statistics (dollars in millions)
Average yields:
Residential mortgage investments	2.75%	2.12%	1.73%
Other interest-earning assets	2.10	1.76	0.83
Total average yields	2.75	2.12	1.73
Average borrowing rates:
Secured borrowings (a)(b)	2.22	1.74	1.12
Unsecured borrowings	7.74	7.75	7.76
Total average borrowing rates	2.27	1.79	1.17
Average total financing spreads	0.41	0.33	0.55
Average financing spreads on residential mortgage investments(a)	0.53	0.38	0.61
Average CPR	26.62	22.89	23.97
Average balance information:
Residential mortgage investments (cost basis)	$11,629	$12,947	$13,407
Other interest-earning assets	133	96	116
Secured borrowings	10,753	11,885	12,389
Unsecured borrowings (included in long-term investment capital)	98	98	98
Long-term investment capital (“LTIC”)	1,158	1,258	1,359
Operating costs as a percentage of average LTIC	1.10%	0.98%	0.71%
Return on average common equity capital (c)	5.54	3.38	5.96
(a)	See “Reconciliation of GAAP and non-GAAP Financial Measures” for a reconciliation of these financial measures and the Company’s rationale for using these non-GAAP financial measures.
(b)

Secured borrowing rates exclude the effects of amortization of the net unrealized gains and losses included in Accumulated other comprehensive income (loss) upon de-designation on March 1, 2019 of related derivatives held for hedging purposes of (0.14)% and include net interest cash flows from that date on non-designated derivatives of 0.21% during 2019 to better compare the components of financing spreads on residential mortgage investments with prior periods.

(c)	Calculated using core earnings less preferred dividends on an annualized basis over average common equity for the period.

2019 Compared to 2018

Capstead reported for GAAP purposes a net loss of $35 million or $(0.62) per diluted common share during 2019. This compares to net income of $50 million or $0.34 per diluted common share for 2018. GAAP net income was negatively affected during 2019 primarily by losses on hedging-related derivatives of $91 million due largely to declining interest rates. Valuation adjustments for secured borrowings-related derivatives are recorded in results of operations beginning March 1, 2019 with the discontinuance of hedge accounting. Previously these amounts were recorded in Accumulated other comprehensive income (loss).

Capstead’s core earnings, a non-GAAP financial measure, totaled $64 million or $0.50 per diluted common share during 2019, compared to core earnings of $50 million or $0.34 per diluted common share for 2018.  Core earnings in 2019 benefited from higher cash yields and lower investment premium amortization while being negatively impacted by higher borrowing rates.

Interest income on residential mortgage investments was higher by $45 million in 2019 compared to 2018.  The increase is attributable to $75 million in increases related to higher average yields, net of $30 million in decreases related to lower average portfolio balances during 2019.

Yields on residential mortgage investments were 63 basis points higher, averaging 2.75% during 2019, compared to 2.12% reported for 2018, primarily due to higher cash yields. This was largely due to ARM loan coupon interest rates resetting higher to more current rates and higher coupon interest rates on acquisitions. Yields also benefited from smaller adjustments for investment premium amortization in 2019 compared to 2018 as a result of lower portfolio basis, lower premiums on acquisitions and changes in prepayment estimates.

Interest expense on secured borrowings was higher by $39 million in 2019 compared to 2018. The increase is attributable to $60 million in increases related to higher average borrowing rates, net of $21 million in decreases related to lower average borrowings during 2019.

Secured borrowing rates adjusted for currently-paying interest rate swap agreements held for hedging purposes were 48 basis points higher, averaging 2.22% in 2019, compared to 1.74% reported for 2018.    Market conditions contributed to higher borrowing rates, including four 25 basis point increases in the Federal Funds Rate in 2018 that were partially offset by three 25 basis point decreases since July 2019. Hedging costs were impacted by the expiration of older, lower-rate swaps and the addition of new higher-rate swaps. Resulting higher rates were partially offset by higher variable rate swap receipts as a result of higher average short-term LIBOR rates and the use of more 3-month LIBOR-receive swap agreements. Average fixed-rate swap payments were 2.07% in 2019 compared to 1.56% in 2018. Efforts to reposition the swap portfolio to take advantage of declining market interest rates over the course of 2019 helped mitigate the increase in average fixed rates. Swap balances were higher, averaging $7.46 billion in 2019 compared to $6.75 billion reported for 2018.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Other interest expense (net) during 2019 benefited from a 34 basis point increase in rates on overnight investments and cash collateral receivable from derivative counterparties and $37 million in higher average balances. Borrowing costs on the Company’s $100 million face amount of outstanding unsecured borrowings are effectively fixed utilizing $100 million in swap agreements with matching terms.

Operating costs were higher in 2019 compared to 2018 by $405,000, primarily due to adjustments made to finalize 2018 short-term incentive program results. Capstead remains a highly efficient investment platform, particularly compared to other mortgage REITs. Key components of the Company’s operating efficiency include its internally-managed structure and agency-focused investment strategy.

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

The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” illustrates management’s estimate of additional funds potentially available to the Company at December 31, 2019 and the accompanying discussion provides insight into the Company’s perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Secured borrowings began 2019 at $10.98 billion, averaged $10.75 billion during the year, and ended the year at $10.28 billion, all maturing within 90 days.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses derivatives supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  At year-end the Company held $7.40 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the fourth quarter of 2022 and a weighted average expiration of 20 months. At year-end the Company also held a series of $500 million notional amount three-month Eurodollar futures contracts with a weighted average rate of 1.62% with maturities through June 2020.   Additionally, the Company entered into swap agreements effectively locking in lower fixed rates of interest during the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings that mature in 2035 and 2036.  The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements or other derivatives and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

On August 1, 2019 the Company completed a public offering of common stock raising $75 million. Subsequent to year-end the Company raised $11 million of common equity through an at-the-market continuous offering program.

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

Derivatives and longer-maturity secured borrowings lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  After consideration of derivative positions held to hedge changes in secured borrowing rates, at December 31, 2019 the Company’s residential mortgage investments and secured borrowings had estimated durations of 15 and 14¼ months, for a net duration gap of approximately ¾ months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements or other derivatives and longer-maturity secured borrowings, if available at attractive rates and terms.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivative financial instruments at December 31, 2019 and 2018, subject to the modeling parameters described above.

	Federal Funds Rate	10-Year U.S. Treasury Rate	Down 1.00%	Down 0.50%	Up 0.50%	Up 1.00%
Projected 12-month percentage change in net interest margins: (a)
December 31, 2019	1.50-1.75%	1.92%	1.6%	1.2%	(0.6)%	(3.7)%
December 31, 2018	2.25-2.50%	2.69	20.9	11.4	(12.7)	(34.4)
Projected percentage change in portfolio and related derivative values: (a)
December 31, 2019	1.50-1.75	1.92	(0.1)	-	(0.2)	(0.4)
December 31, 2018	2.25-2.50	2.69	0.1	0.1	(0.3)	(0.7)

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

Generally, gains or losses are recognized in earnings only if securities are sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs that is determined to be other-than-temporary, the difference between amortized cost and fair value would be recognized in earnings as a component of Other (expense) income if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale.  Other-than-temporary impairment of a mortgage security due to other factors would be recognized in Accumulated other comprehensive income (loss).

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

The Company uses derivatives primarily in the form of interest rate swap agreements to hedge the variability in borrowing rates on its secured borrowings and unsecured borrowings.  For derivatives designated as accounting hedges, fixed interest payments and variable interest receipts are recorded as an adjustment to interest expense on the related designated borrowings. For derivatives not designated as accounting hedges, fixed interest payments and variable interest receipts are recorded as a component of Other (expense) income. For derivatives initially designated as an accounting hedge and subsequently de-designated, any unrealized gain or loss included in Accumulated other comprehensive income (loss) at the time of de-designation is amortized as an adjustment to interest expense on the related borrowings over the remaining term of the derivatives.  See “Financial Condition – Residential Mortgage Investments” and NOTE 6 to the Consolidated Financial Statements for additional information regarding the Company’s current use of derivatives and its related risk management policies.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capstead Mortgage Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capstead Mortgage Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Residential mortgage investments – Debt Securities

Description of the Matter

Residential mortgage investments totaled $11.22 billion at December 31, 2019, consisting of Agency Securities classified as available-for-sale.  As explained in Note 2 and Note 8 of the consolidated financial statements, residential mortgage investments are carried at fair value at each reporting date with unrealized gains and losses reported as a separate component of Accumulated other comprehensive income (loss). Fair values are influenced by current and projected changes in interest rates, prepayment expectations, market liquidity conditions and other factors including consideration of recent trading activity for similar investments and pricing levels.

Auditing the Company’s accounting for certain securities within its residential mortgage investments portfolio was complex due to the estimation uncertainty in determining the fair value as these securities, which represent 1.8% of the portfolio of Residential mortgage investments, tend to have higher uncertainty in prepayment expectations, less recent trading activity or variability in pricing levels.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of controls addressing the identified risks related to the Company’s process used in determining the valuation of residential mortgage investments, including management’s review of available third-party pricing data. We also tested management’s controls over the completeness and accuracy of the data used in the valuation.

Our audit procedures included, among others, independently pricing a sample of these securities which involved internally developing fair value estimates using independently derived data for significant assumptions (e.g. prepayment rate and portfolio yield) to compare with management’s determined prices. We involved an internal valuation specialist and third-party data in our procedures. Additionally, we performed analytical procedures, which included a sensitivity analysis to understand the impact of a change in average fair value compared to management’s mark-to-market adjustment for these securities.

/s/ ERNST & YOUNG, LLP

We have served as the Company’s auditor since 1985
Dallas, Texas
February 21, 2020

Consolidated Balance Sheets

(In thousands, except pledged and per share amounts)

	December 31
	2019	2018
Assets
Residential mortgage investments ($10.83 and $11.57 billion pledged at December 31, 2019 and 2018, respectively)	$11,222,182	$11,965,381
Cash collateral receivable from derivative counterparties	65,477	31,797
Derivatives at fair value	1,471	–
Cash and cash equivalents	105,397	60,289
Receivables and other assets	125,474	129,058
	$11,520,001	$12,186,525
Liabilities
Secured borrowings	$10,275,413	$10,979,362
Derivatives at fair value	29,156	17,834
Unsecured borrowings	98,392	98,292
Common stock dividend payable	14,605	7,132
Accounts payable and accrued expenses	28,702	24,842
	10,446,268	11,127,462
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized: 7.50% Cumulative Redeemable Preferred Stock, Series E, 10,329 shares issued and outstanding ($258,226 aggregate liquidation preference) at December 31, 2019 and 2018	250,946	250,946
Common stock - $0.01 par value; 250,000 shares authorized: 94,606 and 85,277 shares issued and outstanding at December 31, 2019 and 2018, respectively	946	853
Paid-in capital	1,252,481	1,174,880
Accumulated deficit	(444,039)	(346,570)
Accumulated other comprehensive income (loss)	13,399	(21,046)
	1,073,733	1,059,063
	$11,520,001	$12,186,525

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31
	2019	2018	2017
Interest income
Residential mortgage investments	$320,217	$274,891	$232,435
Other	2,753	1,689	964
	322,970	276,580	233,399
Interest expense
Secured borrowings	(246,212)	(206,976)	(138,757)
Unsecured borrowings	(7,611)	(7,611)	(7,610)
	(253,823)	(214,587)	(146,367)
Net interest income	69,147	61,993	87,032
Other (expense) income:
Loss on derivative instruments (net)	(90,578)	–	–
Loss on sale of investments (net)	(1,365)	–	–
Compensation-related expense	(8,197)	(7,759)	(4,915)
Other general and administrative expense	(4,494)	(4,527)	(4,689)
Miscellaneous other revenue	149	365	2,161
	(104,485)	(11,921)	(7,443)
Net (loss) income	$(35,338)	$50,072	$79,589
Less preferred stock dividends	(19,368)	(19,368)	(17,442)
Net (loss) income available to common stockholders	$(54,706)	$30,704	$62,147

Basic and diluted net (loss) income per common share	$(0.62)	$0.34	$0.65

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31
	2019	2018	2017
Net (loss) income	$(35,338)	$50,072	$79,589
Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gain or loss	71,148	(72,490)	(60,391)
Reclassification adjustment for amounts included in net (loss) income	1,365	–	–
Amounts related to cash flow hedges:
Change in net unrealized gain or loss	(17,080)	25,716	21,426
Reclassification adjustment for amounts included in net (loss) income	(20,988)	(36,390)	(4,808)
	34,445	(83,164)	(43,773)
Comprehensive (loss) income	$(893)	$(33,092)	$35,816

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2016	$199,059	$960	$1,288,346	$(346,464)	$105,786	$1,247,687
Cumulative effect adjustment - adoption of ASU 2017-12	–	–	–	(105)	105	–
Net income	–	–	–	79,589	–	79,589
Change in unrealized gain on mortgage securities, net	–	–	–	–	(60,391)	(60,391)
Amounts related to cash flow hedges, net	–	–	–	–	16,618	16,618
Cash dividends:
Common – $0.80 per share	–	–	(14,584)	(62,148)	–	(76,732)
Preferred – $1.875 per share	–	–	–	(17,442)	–	(17,442)
Issuance of Series E preferred stock	51,887	–	–	–	–	51,887
Common stock repurchases		(4)	(3,456)			(3,460)
Other additions to capital	–	1	1,119	–	–	1,120
Balance at December 31, 2017	250,946	957	1,271,425	(346,570)	62,118	1,238,876
Net income	–	–	–	50,072	–	50,072
Change in unrealized gain on mortgage securities, net	–	–	–	–	(72,490)	(72,490)
Amounts related to cash flow hedges, net	–	–	–	–	(10,674)	(10,674)
Cash dividends:
Common – $0.49 per share	–	–	(13,759)	(30,704)	–	(44,463)
Preferred – $1.875 per share	–	–	–	(19,368)	–	(19,368)
Common stock repurchases		(107)	(84,487)			(84,594)
Other additions to capital	–	3	1,701	–	–	1,704
Balance at December 31, 2018	250,946	853	1,174,880	(346,570)	(21,046)	1,059,063
Net loss	–	–	–	(35,338)	–	(35,338)
Change in unrealized gain on mortgage securities, net	–	–	–	–	72,513	72,513
Amounts related to cash flow hedges, net	–	–	–	–	(38,068)	(38,068)
Cash dividends:
Common – $0.47 per share	–	–	–	(42,763)	–	(42,763)
Preferred – $1.875 per share	–	–	–	(19,368)	–	(19,368)
Issuance of common stock		90	75,012			75,102
Other additions to capital	–	3	2,589	–	–	2,592
Balance at December 31, 2019	$250,946	$946	$1,252,481	$(444,039)	$13,399	$1,073,733

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31
	2019	2018	2017
Operating activities:
Net (loss) income	$(35,338)	$50,072	$79,589
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Amortization of investment premiums	73,742	115,339	128,769
Amortization of equity-based awards	2,724	1,783	1,404
Amortization of unrealized gain on de-designated hedges	(14,712)	–	–
Loss on sale of mortgage investments	1,365	–	–
Loss on derivative instruments (net)	112,834	–	–
Other depreciation and amortization	109	107	111
Change in measurable hedge ineffectiveness related to interest rate swap agreements designated as cash flow hedges	–	–	36
Net change in receivables, other assets, accounts payable and accrued expenses	13,543	(2,541)	2,167
Net cash provided by operating activities	154,267	164,760	212,076
Investing activities:
Purchases of residential mortgage investments	(3,316,158)	(2,302,656)	(4,224,515)
Proceeds from sales of residential mortgage investments	303,991	–	–
Interest receivable acquired with the purchase of residential mortgage investments	(6,422)	(4,476)	(6,739)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	3,752,449	3,608,325	3,914,865
Redemption of lending counterparty investment	5,000	–	–
Net cash provided by (used in) investing activities	738,860	1,301,193	(316,389)
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	138,721,910	173,854,358	177,916,331
Principal payments on repurchase arrangements and similar borrowings	(139,425,859)	(175,206,052)	(177,730,614)
(Increase) decrease in cash collateral receivable from derivative counterparties	(33,680)	10,709	(12,846)
Net (payments on) proceeds from derivative settlements	(130,802)	(8,734)	27,793
Issuance of preferred stock	–	–	52,051
Common stock repurchases	–	(84,594)	(3,460)
Issuance of common stock	75,195	–	–
Other capital stock transactions	(106)	(72)	(261)
Dividends paid	(54,677)	(75,186)	(97,506)
Net cash (used in) provided by financing activities	(848,019)	(1,509,571)	151,488
Net change in cash and cash equivalents	45,108	(43,618)	47,175
Cash and cash equivalents at beginning of year	60,289	103,907	56,732
Cash and cash equivalents at end of year	$105,397	$60,289	$103,907

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”) which replaces the incurred loss impairment methodology in current GAAP to a methodology that better reflects expected credit losses.  For financial instruments carried at amortized cost, impairment will be measured as a current estimate of expected lifetime credit losses.  For available-for-sale debt securities in which changes in fair value are recorded in accumulated other comprehensive income, the FASB made targeted improvements eliminating the write-down of available-for-sale securities under the “other-than-temporarily” impaired model with an allowance for credit losses model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2020 which, primarily due to the limited credit risk on Agency Securities as discussed in NOTE 1, had no material effect on the Company’s results of operations, financial condition and cash flows.

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

Amortization of investment premiums on financial assets is based in part on estimates of future levels of mortgage prepayments. Estimates are influenced by changes in, and market expectations for changes in, interest rates, market liquidity conditions, actual levels of mortgage prepayments and other factors.  Judgment is required in developing these estimates, however the actual level of mortgage prepayments for a given accounting period is the single largest determinant in amortizing investment premiums.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash on hand and highly liquid investments with original maturities of three months or less when purchased.

Financial Assets

Capstead’s financial assets consist almost exclusively of Agency Securities classified as available-for-sale and carried at fair value with net unrealized gains and losses reported as a separate component of Accumulated other comprehensive income (loss).  Loans classified as held for investment or mortgage securities classified as held-to-maturity are recorded at amortized cost (unpaid principal balance, adjusted for unamortized investment premiums and discounts).  Interest is recorded as income when earned.  Investment premiums and discounts are recognized as adjustments to interest income by the interest method over the expected life of the related financial assets.  Realized gains and losses from any financial asset sales are recorded as a component of Other (expense) income.  The specific identification method is used to determine the cost of financial assets sold.  Financial assets are reviewed for potential impairment at each balance sheet date.  Other-than-temporary impairments of investments in mortgage securities can occur with changes in the Company’s intent or ability to hold the mortgage securities until any declines in fair value are recovered and as a result of adverse changes in the financial condition of the issuer(s) such that a full recovery of cost basis is no longer expected.  The amount of any such other-than-temporary impairment for an investment in a mortgage security is measured by comparing the recorded amount of the security to its fair value.  Other-than-temporary impairment charges would be recorded as a component of Other (expense) income if the impairment results from changes in the Company’s intent or ability to hold the securities.  Should other-than-temporary impairment arise as a result of adverse changes in the financial condition of the issuer(s) without changing the Company’s intent and ability to hold the securities, the credit component of the impairment would be recorded as a component of Other  (expense) income with any remainder recorded as a component of Other comprehensive income (loss).

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

Derivative Financial Instruments (“Derivatives”)

Derivatives used by Capstead for risk management purposes are carried at fair value as assets or liabilities.  The accounting for changes in fair value of Derivatives held depends on whether it has been designated as a hedge for accounting purposes, as well as the type of hedging relationship identified.  Capstead may designate any Derivatives held as cash flow hedges related to a designated portion of its current and anticipated future borrowings.  To qualify as a cash flow hedge, at the inception of the hedge relationship the Company must document that the hedge relationship is anticipated to be highly effective and monitor ongoing effectiveness on at least a quarterly basis.  As long as the hedge relationship remains effective, the change in fair value of the Derivatives are recorded in Accumulated other comprehensive income (loss).  Changes in fair value of Derivatives not held as accounting hedges, if any, or for which the hedge relationship is no longer considered highly effective, are recorded in earnings as a component of Other (expense) income. On March 1, 2019 the Company discontinued its use of hedge accounting on its interest rate swaps related to Secured borrowings, while retaining hedge accounting for swaps related to Unsecured borrowings.

The Company uses Derivatives primarily in the form of interest rate swap agreements to hedge the variability in borrowing rates on its secured and unsecured borrowings. If designated as accounting hedges, related fixed interest payments and variable interest receipts are recorded as an adjustment to interest expense on the related designated borrowings. If not designated as accounting hedges, fixed interest payments and variable interest receipts are recorded as a component of Other (expense) income. For Derivatives initially designated as accounting hedges and subsequently de-designated, unrealized gain or loss included in Accumulated other comprehensive income (loss) at the time of de-designation is amortized as an adjustment to interest expense on the related borrowings over the remaining term of the Derivatives.

Derivatives create exposure to credit risk related to the potential for failure on the part of counterparties to honor their commitments.  In addition, the Company is required to post collateral based on any declines in the market value of the Derivatives.  In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the Derivatives.  To mitigate this risk, the Company uses only well-established commercial banks as counterparties and, pursuant to regulatory changes implemented in 2013, most Derivatives held at December 31, 2019 were entered into through Derivative exchanges established in part to mitigate credit risk.

Cash collateral receivable from derivative counterparties, when present, represents cash remitted to swap counterparties to meet initial and ongoing margin requirements that are based on the fair value of these Derivatives, including related interest receivable or payable under the terms of the agreements.  The Company may also remit mortgage securities to certain of its swap counterparties to meet ongoing margin requirements.  Such mortgage securities, if any, are included in Residential mortgage investments.  Similarly, Cash collateral payable to derivative counterparties, when present, represents cash received from counterparties to meet margin call requirements.  For presentation purposes, the Company does not offset individual counterparty collateral receivables (or payables) with the recorded fair value of related interest rate swap agreements pursuant to master netting arrangements.  In addition, gross unrealized gains on Derivatives (recorded as assets) are stated separately from gross unrealized losses (recorded as liabilities) without regard to counterparty.  Certain cash margin amounts are presented on a net basis against the fair value of related Derivatives.

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

Dividend Classification

The tax and financial reporting classification of dividends can differ primarily as a result of differences between taxable income attributable to a particular tax year and that year’s Net income (loss), the amount and timing of dividends paid relative to taxable income and how such taxable income is allocated to dividends paid.

NOTE 3 — NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net (loss) income, after deducting dividends paid or accrued on preferred stock and allocating earnings to equity awards deemed to be participating securities pursuant to the two-class method, by the average number of shares of common stock outstanding, calculated excluding unvested stock awards.  Participating securities include unvested equity awards that contain non-forfeitable rights to dividends prior to vesting.

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

	Year ended December 31
	2019	2018	2017
Basic net income (loss) per common share
Numerator for basic net income (loss) per common share:
Net (loss) income	$(35,338)	$50,072	$79,589
Preferred stock dividends	(19,368)	(19,368)	(17,442)
Earnings participation of unvested equity awards	(100)	(102)	(150)
	$(54,806)	$30,602	$61,997
Denominator for basic net income (loss) per common share:
Average number of shares of common stock outstanding	89,349	91,565	96,023
Average unvested stock awards outstanding	(627)	(451)	(305)
	88,722	91,114	95,718

	$(0.62)	$0.34	$0.65
Diluted net income (loss) per common share
Numerator for diluted net income (loss) per common share:
Numerator for basic net income (loss) per common share	$(54,806)	$30,602	$61,997
Denominator for diluted net income (loss) per common share:
Denominator for basic net income (loss) per common share	88,722	91,114	95,718
Net effect of dilutive equity awards	-	116	125
	88,722	91,230	95,843

	$(0.62)	$0.34	$0.65

Anti-dilutive securities that could be potentially dilutive in the future that were not included in the computation of diluted net income (loss) per common share include 947,000 equity awards excludable under the treasury stock method for year ended December 31, 2019. There were no potentially dilutive securities excluded from the computation of years ended December 31, 2018 and 2017.

NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics were as follows as of the indicated dates (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
December 31, 2019
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$83	$-	$83	$83	6.50%	6.02%
ARMs	8,628,656	262,293	8,890,949	8,931,789	3.45	2.72
Ginnie Mae ARMs	2,214,447	69,884	2,284,331	2,288,758	3.53	2.85
	10,843,186	332,177	11,175,363	11,220,630	3.46	2.75
Residential mortgage loans:
Fixed-rate	106	1	107	107	4.84	2.42
ARMs	527	3	530	530	4.15	4.02
	633	4	637	637	4.26	3.63
Collateral for structured financings	900	15	915	915	7.99	7.58
	$10,844,719	$332,196	$11,176,915	$11,222,182	3.46	2.75
December 31, 2018
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$126	$-	$126	$126	6.50%	6.01%
ARMs	8,691,794	257,999	8,949,793	8,931,558	3.42	2.09
Ginnie Mae ARMs	2,964,531	75,744	3,040,275	3,031,264	3.30	2.23
	11,656,451	333,743	11,990,194	11,962,948	3.39	2.12
Residential mortgage loans:
Fixed-rate	552	1	553	553	6.80	4.24
ARMs	868	4	872	872	3.91	3.22
	1,420	5	1,425	1,425	5.03	3.58
Collateral for structured financings	991	17	1,008	1,008	7.99	8.55
	$11,658,862	$333,765	$11,992,627	$11,965,381	3.39	2.12

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of December 31, 2019, the average months to roll for the Company’s $5.2 billion (amortized cost basis) in current-reset ARM investments was 6.7 months while the average months to roll for the Company’s $5.9 billion (amortized cost basis) in longer-to-reset ARM investments was 47.5 months.

During 2019, the Company sold available-for-sale securities using the specific identification method for proceeds totaling $304.7 million recognizing gross realized gains of $405,000 and gross realized losses of $1.8 million. The Company did not sell any securities during 2018 or 2017.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
December 31, 2019
Borrowings under repurchase arrangements secured by Agency securities with maturities of 30 days or less	$9,484,275	$27,826	$9,002,527	2.12%
Borrowings under repurchase arrangements secured by Agency securities with maturities of 31 to 90 days	1,344,437	3,742	1,271,971	1.98
Similar borrowings secured by collateral for structured financings	915	–	915	7.99
	$10,829,627	$31,568	$10,275,413	2.10

December 31, 2018
Borrowings under repurchase arrangements secured by Agency securities with maturities of 30 days or less	$4,424,311	$12,287	$4,204,988	2.73%
Borrowings under repurchase arrangements secured by Agency securities with maturities of 31 to 90 days	7,143,129	19,621	6,773,366	2.68
Similar borrowings secured by collateral for structured financings	1,008	–	1,008	7.99
	$11,568,448	$31,908	$10,979,362	2.70

Average secured borrowings outstanding were $10.8 billion and $11.9 billion during 2019 and 2018, respectively. Average secured borrowings outstanding differed from respective year-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff. Interest paid on Secured borrowings, including related Derivative cash flows, totaled $232.3 million, $213.8 million, $136.1 million and million during 2019, 2018, and 2017, respectively.

NOTE 6 — USE OF DERIVATIVES, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

Capstead’s portfolio of Derivatives hedge the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day secured borrowings. The Company attempts to mitigate exposure to higher interest rates primarily by entering into one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements for terms of two and three years. From an economic perspective, this hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the borrowings, leaving the fixed-rate swap payments as the Company’s effective borrowing rate, subject to certain adjustments. Additionally, changes in fair value of these Derivatives tend to offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

Historically, the Company designated its interest rate swaps related to secured borrowings as hedges for accounting purposes, whereby changes in the swaps’ fair values were recorded in Accumulated other comprehensive income (loss).  The Company discontinued hedge accounting on March 1, 2019 for these swaps and, for GAAP purposes, related changes in fair value are recorded in the Company’s consolidated statements of operations beginning on that date. Also, for GAAP purposes, related net unrealized gains recorded in Accumulated other comprehensive income (loss) through February 28, 2019 are being recognized as a component of interest expense in the Company’s consolidated statements of operations over the remaining lives of these swaps.

During 2019 Capstead entered into swap agreements with notional amounts totaling $9.30 billion requiring fixed-rate interest payments averaging 1.98% for two- and three-year periods commencing on various dates between January 2019 and December 2019. During 2019, $3.85 billion notional amount of swaps requiring fixed-rate interest payments averaging 1.47% matured.  The Company also terminated $4.60 billion notional amount of swaps requiring fixed-rate interest payments averaging 2.61% during 2019.  At December 31, 2019, the Company’s portfolio financing-related swap positions had the following characteristics (dollars in thousands):

Period of Contract Expiration	Swap Notional Amounts	Average Fixed Rates
First quarter 2020	$600,000	2.07%
Second quarter 2020	200,000	2.56
Third quarter 2020	200,000	1.64
Fourth quarter 2020	200,000	2.04
Second quarter 2021	800,000	1.95
Third quarter 2021	1,700,000	1.60
Fourth quarter 2021	2,400,000	1.60
Second quarter 2022	800,000	2.25
Fourth quarter 2022	500,000	1.39
	$7,400,000

In August 2019 the Company entered into a series of $500 million notional amount three-month Eurodollar futures contracts with a weighted average rate of 1.62% with maturities through June 2020.

In 2010 the Company entered into forward-starting, three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million and average fixed rates of 4.09% with 20-year payment terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings.  These Derivatives remain designated as cash flow hedges of the variability of the underlying benchmark interest rate associated with the floating-rate terms of these long-term borrowings which began on various dates between October 2015 and September 2016.

Interest rate swap agreements are measured at fair value on a recurring basis primarily using Level Two Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  In determining fair value estimates for swaps, Capstead utilizes the standard methodology of netting the discounted future fixed cash payments and the discounted future variable cash receipts which are based on expected future interest rates derived from observable market interest rate curves. Eurodollar futures are measured at fair value using Level 1 inputs based on quoted exchange prices on these contracts.   The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining fair value.  In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation.

The fair value of exchange-traded swap agreements hedging Secured borrowings is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a fair value amount representing the unsettled fair value of these Derivatives. Non-exchange traded swap agreements held as cash flow hedges of Unsecured borrowings are reported at fair value calculated excluding accrued interest. At December 31, 2019, Cash collateral receivable from derivative counterparties includes initial margin for all Derivatives and variation margin for non-exchange traded Derivatives. Accrued interest for non-exchange traded swap agreements is included in Accounts payable and accrued expenses.

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	December 31
	Location	2019	2018
Balance sheet-related
Swap agreements in a gain position (an asset) related to secured borrowings		$733	$–
Eurodollar futures contracts in a gain position		738	–
Swap agreements in a loss position (a liability) related to unsecured borrowings	(a)	(29,156)	(17,834)
Related net interest payable	(b)	(437)	(372)
		$(28,122)	$(18,206)

(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Year ended December 31
	Net (Loss) Income	2019	2018	2017
Income statement-related
Components of Secured borrowings-related effects on interest expense:
Amount of gain reclassified from Accumulated other comprehensive income (loss)		$7,891	$38,292	$7,686
Amount of unrealized gain, net of unrealized loss on de-designated Derivatives		14,712	–	–
Amount of loss recognized in income		–	–	(360)
	(a)	22,603	38,292	7,326
Component of Unsecured borrowings-related effects on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income (loss)	(b)	(1,616)	(1,902)	(2,878)
Decrease in interest expense as a result of the use of Derivatives		$20,987	$36,390	$4,448

Realized and unrealized (loss) gain on non-designated Derivatives (net) related to:
Interest rate swap agreements		$(91,791)	$–	$–
Eurodollar futures		1,213	–	–
	(c)	$(90,578)	$–	$–

Other comprehensive income-related
Amount of (loss) gain recognized in Other comprehensive income (loss)		$(17,080)	$25,716	$21,531
(a)	Included in “Interest expense: Secured borrowings” on the face of the Statements of Operations.
(b)	Included in “Interest expense: Unsecured borrowings” on the face of the Statements of Operations.
(c)	Included in “Loss on derivative instruments (net)” on the face of the Statement of Operations.

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

Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (b)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets (a)	Sheet (a)	Sheet	Instruments	Received	Amount
December 31, 2019
Counterparty 4	$6,517	$(5,046)	$1,471	$–	$–	$1,471
December 31, 2018
Counterparty 4	$26,787	$(26,787)	$–	$–	$–	$–

(a)

Included in gross amounts of recognized assets at December 31, 2019 is the fair value of exchange-traded swap agreements, calculated including accrued interest and the fair value of Eurodollar futures contracts. Included in gross amounts offset in the balance sheet are variation margin amounts associated with these swaps at December 31, 2019.

(b)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities(a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
December 31, 2019
Derivatives by counterparty:
Counterparty 1	$29,593	$–	$29,593	$–	$(29,593)	$–
Counterparty 4	21,601	(21,601)	–	–	–	–
	51,194	(21,601)	29,593	–	(29,593)	–
Borrowings under repurchase arrangements (d)	10,286,011	–	10,286,011	(10,286,011)	–	–
	$10,337,205	$(21,601)	$10,315,604	$(10,286,011)	$(29,593)	$–
December 31, 2018
Derivatives by counterparty:
Counterparty 1	$18,205	$–	$18,205	$–	$(18,205)	$–
Counterparty 4	9,718	(9,718)	—	—	–	–
	27,923	(9,718)	18,205	—	(18,205)	–
Borrowings under repurchase arrangements (d)	10,987,329	–	10,987,329	(10,987,329)	–	–
	$11,015,252	$(9,718)	$11,005,534	$(10,987,329)	$(18,205)	$–

(a)

Included in gross amounts of recognized liabilities at December 31, 2019 is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange-traded swap agreements (Counterparty 4), calculated including accrued interest. Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swap agreements at December 31, 2019.

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

(d)	Amounts include accrued interest payable of $11.5 million and $9.0 million on borrowings under repurchases arrangements as of December 31, 2019 and December 31, 2018, respectively.

The amount of unrealized losses, net of unrealized gains, included in Accumulated other comprehensive income (loss) scheduled to be recognized in the Statements of Operations over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates on swaps related to unsecured borrowings and amortization of net unrealized losses on de-designated interest rate swaps totaled $2.8 million at December 31, 2019. Changes in Accumulated other comprehensive income (loss) by component for the three years ended December 31, 2019 were as follows (in thousands):

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2016	$151	$105,635	$105,786
Activity for the year ended December 31, 2017:
Other comprehensive income (loss) before reclassifications	21,426	(60,391)	(38,965)
Amounts reclassified from accumulated other comprehensive income	(4,808)	–	(4,808)
Cumulative effect adjustment	105	–	105
Other comprehensive income (loss)	16,723	(60,391)	(43,668)
Balance at December 31, 2017	16,874	45,244	62,118
Activity for the year ended December 31, 2018:
Other comprehensive income (loss) before reclassifications	25,716	(72,490)	(46,774)
Amounts reclassified from accumulated other comprehensive income	(36,390)	–	(36,390)
Other comprehensive loss	(10,674)	(72,490)	(83,164)
Balance at December 31, 2018	6,200	(27,246)	(21,046)
Activity for the year ended December 31, 2019:
Other comprehensive income (loss) before reclassifications	(17,080)	71,148	54,068
Amounts reclassified from accumulated other comprehensive income	(20,988)	1,365	(19,623)
Other comprehensive (loss) income	(38,068)	72,513	34,445
Balance at December 31, 2019	$(31,868)	$45,267	$13,399

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

	December 31, 2019		December 31, 2018
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,392	7.88%	$34,354	7.89%
December 2035 ($40,000 face amount)	39,397	7.64	39,359	7.65
September 2036 ($25,000 face amount)	24,603	7.68	24,579	7.69
	$98,392	7.73	$98,292	7.74

The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option.  Interest paid on Unsecured borrowings, including related Derivative cash flows, totaled $7.5 million during 2019, 2018 and 2017, respectively.

NOTE 8 — FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of Capstead’s financial assets and liabilities are influenced by changes in, and market expectations for changes in, interest rates and market liquidity conditions, as well as other factors beyond the control of management. With the exception of the fair value of Eurodollar futures and lending counterparty investments, all fair values were determined using Level 2 Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). Eurodollar futures are Derivatives for which Level 1 inputs are used to determine fair value. Lending counterparty investments were nonmarketable securities classified as assets for which Level 3 Inputs were used to determine fair value.

Residential mortgage investments, nearly all of which are mortgage securities classified as available-for-sale, are measured at fair value on a recurring basis. In determining fair value estimates the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for secured borrowings, provided such pricing levels are considered indicative of actual market clearing transactions. The Company currently bases fair value for Unsecured borrowings on discounted cash flows using Company estimates for market yields. Excluded from these disclosures are financial instruments for which cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, which are valued using primarily Level 1 measurements, including Cash and cash equivalents, Cash collateral receivable from derivative counterparties, receivables, payables and Secured borrowings with initial terms of 120 days or less. See NOTE 6 for information relative to the valuation of interest rate swap agreements.

The following table presents the fair value for the Company’s financial instruments as of the indicated dates (in thousands):

		December 31, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	Level 2	$637	$650	$1,425	$1,400
Lending counterparty investments	Level 3	–	–	5,002	5,002
Secured borrowings-related interest rate swap agreements	Level 2	733	733	–	–
Eurodollar futures	Level 1	738	738	–	–
Financial liabilities:
Unsecured borrowings	Level 2	98,392	68,100	98,292	76,600
Unsecured borrowings-related interest rate swap agreements	Level 2	29,156	29,156	17,834	17,834

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
December 31, 2019
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$8,890,949	$64,593	$23,753	$8,931,789
Ginnie Mae	2,284,331	11,560	7,133	2,288,758
Residential mortgage securities classified as held-to-maturity	998	2	–	1,000
December 31, 2018
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$8,949,793	$56,041	$74,276	$8,931,558
Ginnie Mae	3,040,275	8,681	17,692	3,031,264
Residential mortgage securities classified as held-to-maturity	1,134	3	–	1,137

	December 31, 2019		December 31, 2018
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position:
One year or greater	$2,590,214	$22,844	$4,736,171	$83,407
Less than one year	1,890,032	8,042	1,475,120	8,561
	$4,480,246	$30,886	$6,211,291	$91,968

Declines in fair value caused by increases in interest rates are typically relatively modest for investments in ARM Agency Securities compared to investments in longer-duration fixed-rate assets. These declines are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then-current interest rate environment.

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value due to credit risk associated with these securities will be limited. Given that (a) any existing unrealized losses on mortgage securities held by the Company are not attributable to credit risk and declines in fair value of ARM securities due to changes in interest rates are generally recoverable in a relatively short period of time, (b) the Company typically holds its investments to maturity, and (c) it is more likely than not that the Company will not be required to sell any of its investments, none of these investments were considered other-than-temporarily impaired at December 31, 2019.

NOTE 9 — INCOME TAXES

Capstead REIT and a subsidiary for which the Company has elected taxable REIT subsidiary status file separate tax returns in U.S. federal and state jurisdictions, where applicable.  Provided Capstead REIT remains qualified as a REIT and all its taxable income is distributed to stockholders within allowable time limits, no income taxes are due on this income.  Accordingly, no provision has been made for income taxes for Capstead REIT.  Taxable income, if any, of the Company’s largely dormant taxable REIT subsidiary is fully taxable and provision is made for any resulting income taxes.  The Company is no longer subject to examination and the related assessment of tax by federal, state, or local tax authorities for years before 2016.

In 2017 the Tax Cuts and Jobs Act (“Tax Act”) was enacted.  Among the significant changes to the Internal Revenue Code, the Tax Act reduces the maximum federal corporate tax rate from 35% to 21% for the tax years after 2017.  Accordingly, the Company’s taxable REIT subsidiary has adjusted the balance of its net deferred tax assets and the corresponding valuation allowance.

For tax years after 2017, the Tax Act repealed the corporate Alternative Minimum Tax (“AMT”).  AMT credit carryforwards became fully utilizable without limitation or, in the absence of regular tax liability, fully refundable over the next four years.  Accordingly, in 2017 the Company’s taxable REIT subsidiary recognized a refund of AMT under the Tax Act in Miscellaneous other revenue (expense) on the Company’s Statements of Operations and recorded a receivable in Receivables and other assets on the Company’s Balance Sheets. In 2018 the Company finalized the recording of the 2017 AMT refund with no change to the 2017 estimated amount.

Additionally, the Tax Act modified the rules for REIT net operating losses (NOL). A REIT NOL carryover can now only offset 80 percent of taxable income for losses arising in years beginning after December 31, 2017. The 80 percent limitation is calculated by multiplying current-year REIT taxable income before the dividends paid deduction by 80 percent. Although there is now an annual NOL limitation, the new rules allow post-2017 NOLs to be carried forward indefinitely.

At December 31, 2019 Capstead REIT has an NOL of $31 million generated in 2019 through the early termination of Derivatives held for hedging purposes. As the NOL was generated after December 31, 2017, it will be subject to the NOL modifications of the Tax Act.

The Company’s effective tax rate differs substantially from statutory federal income tax rates primarily due to the benefit of Capstead REIT’s status as a REIT, along with other items affecting the Company’s effective tax rate as illustrated below for the indicated periods (in thousands):

	Year ended December 31
	2019	2018	2017
Income taxes computed at the federal statutory rate	$6	$10,515	$27,856
Benefit of REIT status	–	(10,512)	(27,854)
Income taxes computed on income of the Company's taxable REIT subsidiary	6	3	2
Alternative minimum tax credit refund receivable	–	–	(1,941)
Change in deferred asset balance due to change in corporate tax rate	–	–	29
Other change in net deferred income tax assets	(6)	(3)	(31)
Income tax (benefit) provision recorded in miscellaneous other revenue (expense)	$–	$–	$(1,941)

No income taxes were paid during 2019, 2018 or 2017.  Capstead REIT had $17.5 million in net capital loss carryforwards that expired at the end of 2019. At December 31, 2019 Capstead has $1.3 million in net capital loss carryforwards.  Significant components of the Company’s taxable REIT subsidiary’s deferred income tax assets and liabilities were as follows as of the indicated dates (in thousands):

	December 31
	2019	2018
Deferred income tax assets:
Alternative minimum tax credit	$–	$–
Net operating loss carryforwards (a)	24	29
Other	10	11
	34	40
Deferred income tax liabilities	–	–
Net deferred tax assets	$34	$40
Valuation allowance (b)	$34	$40

(a)

Excludes $3.5 million in remaining net operating loss carryforwards which expire beginning after 2019.  Should these carryforwards be utilized, they will be excluded for purposes of calculating the Company’s provision for income taxes.  Any such utilization will, however, reduce actual taxes payable. $3.2 million in remaining net operating loss carryforwards expired December 31, 2019.

(b)	Because this subsidiary is not expected to earn significant amounts of taxable income, related net deferred tax assets are fully reserved at December 31, 2019.

NOTE 10 — STOCKHOLDERS’ EQUITY

On August 1, 2019 the Company completed a public offering for nine million shares of common stock raising $75.1 million for a net price of $8.34 per share after underwriting discounts and offering expenses. The proceeds were deployed into additional ARM Agency Securities and used for general corporate purposes.

In January 2019, Capstead’s Board of Directors increased its 2017 common stock repurchase program authorization to $125 million, leaving a remaining repurchase program authorization of approximately $37 million. No shares were repurchased during 2019. Shares repurchased under this program, repurchase price and capital deployed, both presented including program costs were as follows for the indicated periods:

Year Ended December 31,	Shares	Net Repurchase Price	Total Capital Deployed
2018	10,653,000	$7.94	$84,594,000
2017	397,000	8.71	3,460,000

During 2019, 2018 and 2017, additions to common equity capital related to equity-based awards to directors and employees totaled $2.6 million, $1.7 million and $1.1 million, respectively.  See NOTE 11 for further information pertaining to long-term equity-based awards.

In 2013 Capstead completed a public offering of 6.8 million shares ($170.0 million face amount) of its 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference of $25.00 per share.  Shares of the Series E preferred stock are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends.  The Company issued no Series E preferred stock in 2019 or 2018. During 2017 the Company issued 2.1 million shares through an at-the-market continuous offering program for approximately $51.9 million (an average price, after expenses, of $24.77).

NOTE 11 — EQUITY INCENTIVE PLAN

All equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At December 31, 2019, this plan had 2,861,645 shares of common stock remaining available for future issuances.

Long-term equity-based Awards – Performance-based Restricted Stock Units (“RSUs”)

A summary of the Company’s restricted stock unit activity and related information for the year ended December 31, 2019 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSU awards outstanding at December 31, 2018	501,858	$9.02
Grants	206,914	6.87
Vestings	(34,135)	8.03
Forfeitures	(135,692)	8.03
Unvested RSU awards outstanding at December 31, 2019	538,945	8.50

Dividends accrue from the date of grant and will be paid in cash to the extent the units convert into shares of common stock following completion of related performance periods. Unrecognized estimated compensation expense for these awards totaled $915,000 at December 31, 2019, to be expensed over a weighted average period of 1.4 years (assumes estimated attainment levels for the related performance metrics will be met).

Recognized in Compensation-related expense are $771,000, $104,000 and $149,000 related to this program during 2019, 2018 and 2017, respectively.  Included in Common stock dividends payable at December 31, 2019 and 2018 are estimated dividends payable pertaining to these awards of $125,000 and $76,000, respectively.

Long-term equity-based Awards – Stock Awards

Stock award activity for the year ended December 31, 2019 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2018	461,091	$9.01
Grants	342,097	7.16
Vestings	(157,030)	8.52
Forfeitures	(31,113)	8.29
Unvested stock awards outstanding at December 31, 2019	615,045	8.14

During 2019, 2018 and 2017, the Company recognized in Compensation-related expense $1.4 million, $1.2 million and $834,000, respectively, related to amortization of the grant date fair value of employee stock awards.  Included in Common stock dividend payable at December 31, 2019 and 2018 are estimated dividends payable pertaining to these awards totaling $350,000 and $253,000, respectively.  In addition, the Company recognized in Other general and administrative expense $505,000, $450,000 and $421,000 related to amortization of the grant date fair value of director stock awards during 2019, 2018 and 2017, respectively.  Unrecognized compensation expense for unvested stock awards for all employees and directors totaled $2.0 million as of December 31, 2019, to be expensed over a weighted average period of 1.3 years.

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

NOTE 12 — QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly results of operations were as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019
Interest income on residential mortgage investments	$83,807	$85,100	$77,693	$73,617
Related interest expense	(63,779)	(67,945)	(62,800)	(51,688)
	20,028	17,155	14,893	21,929
Other interest income (expense) (a)	(1,469)	(1,300)	(845)	(1,244)
Other (expense) income(b)	(26,305)	(79,315)	(10,852)	11,987
Net (loss) income	$(7,746)	$(63,460)	$3,196	$32,672

Basic net (loss) income per common share	$(0.15)	$(0.80)	$(0.02)	$0.30
Diluted net (loss) income per common share	(0.15)	(0.80)	(0.02)	0.29

Year Ended December 31, 2018
Interest income on residential mortgage investments	$69,138	$65,202	$67,649	$72,902
Related interest expense	(45,021)	(48,241)	(54,393)	(59,321)
	24,117	16,961	13,256	13,581
Other interest income (expense) (a)	(1,483)	(1,595)	(1,560)	(1,284)
Other (expense) income(b)	(3,214)	(2,378)	(3,016)	(3,313)
Net income	$19,420	$12,988	$8,680	$8,984

Basic and diluted net income per common share	$0.16	$0.09	$0.04	$0.05

(a)	Consists principally of interest on unsecured borrowings, overnight investments and cash collateral receivable with interest rate swap counterparties.
(b)

Consists of losses on derivative instruments (net), losses on sales of investments, general and administrative expenses, including compensation-related costs, and miscellaneous other revenue (expense).

NOTE 13 — SUBSEQUENT EVENTS

Subsequent to year-end, Capstead issued 1.4 million shares of common stock through an at-the-market continuous offering program, net of fees and other costs, for net proceeds of $11.3 million. Additional amounts of equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Reports on Corporate Governance and

Report of Independent Registered Public Accounting Firm

Report of Management on Effectiveness of Internal Control Over Financial Reporting

Management of Capstead is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”).  Based on our evaluation under the COSO framework, it is management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Capstead’s independent registered public accounting firm, Ernst & Young, LLP, has issued a report on the Company’s effectiveness of internal control over financial reporting as of December 31, 2019, which is included in this Annual Report.

Report of Management on Evaluation of Disclosure Controls and Procedures

Management of Capstead, with participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of December 31, 2019.  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in Capstead’s internal control over financial reporting as of December 31, 2019, that has materially affected, or is reasonably likely to materially affect, Capstead’s internal control over financial reporting.

Related Certifications by Management

Certifications by the CEO and CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 pertaining to the completeness and fairness of the information contained in Capstead’s annual report on Form 10-K for the year ended December 31, 2019 and the Company’s system of internal controls over financial reporting and disclosure controls and procedures are included as exhibits to the annual report on Form 10-K.  This report, as well as the Company’s other filings with the Securities and Exchange Commission, are available free of charge on the Company’s website at www.capstead.com.

Report of Independent Registered Public Accounting Firm on

Audit of Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of Capstead Mortgage Corporation

Opinion on Internal Control over Financial Reporting

We have audited Capstead Mortgage Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capstead Mortgage Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Capstead Mortgage Corporation as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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
February 21, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to Capstead’s 2020 definitive Proxy Statement under the captions “Proposal One – Election of Directors,” “Board of Directors and Committee Information,” “Stockholder Procedures for Director Candidate Recommendations,” “Executive Officers,” “Audit Committee” and “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the SEC within 120 days of year-end.

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

The information required by this item is incorporated herein by reference to Capstead’s 2020 definitive Proxy Statement under the captions “Board of Directors and Committee Information” and “Executive Compensation,” to be filed with the SEC within 120 days of year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to Capstead’s 2020 definitive Proxy Statement under the captions “Equity Compensation Plans” and “Security Ownership of Management and Certain Beneficial Owners,” to be filed with the SEC within 120 days of year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to Capstead’s 2020 definitive Proxy Statement under the caption “Related Person Transactions,” to be filed with the SEC within 120 days of year-end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to Capstead’s 2020 definitive Proxy Statement under the caption “Proposal Three – Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm,” to be filed with the SEC within 120 days of year-end.

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

3.	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
4.6	Description of Securities.*
10.01	Amended and Restated Deferred Compensation Plan.(6)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(7)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(8)
10.04	Third Amended and Restated Incentive Bonus Plan.(6)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	2018 Annual Incentive Compensation Program. (9)
10.07	Form of restricted stock agreement for executive employees. (9)
10.08	2018 Long-Term Performance Unit Award Criteria. (9)
10.09	Form of performance unit agreement for executive employees. (9)
10.10	2019 Annual Incentive Compensation Program. (10)
10.11	Form of restricted stock agreement for executive employees. (10)
10.12	2019 Long-Term Performance Unit Award Criteria. (10)
10.13	Form of performance unit agreement for executive employees. (10)
10.14	2020 Annual Incentive Compensation Program. (11)
10.15	Form of restricted stock agreement for executive employees. (11)
10.16	2020 Long-Term Performance Unit Award Criteria. (11)
10.17	Form of performance unit agreement for executive employees. (11)

EXHIBIT
NUMBER	DESCRIPTION
10.18	Form of Change in Control/Severance Agreement for executive officers. (12)
10.19	Sales Agreement, dated October 23, 2019, by and between the Company and the Sales Manager. (13)
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-08896) for the quarter ended June 30, 2019.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 4, 2018, for the event dated January 3, 2018.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 7, 2019, for the event dated January 3, 2019.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No.001-08896), filed on January 3, 2020, for the event dated January 2, 2020.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2017.
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-08896) for the quarter ended September 30, 2019.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstead has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: February 21, 2020	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer

Date: February 21, 2020	By:	/s/ LANCE J. PHILLIPS
Lance J. Phillips
Senior Vice President, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ JACK BIEGLER	Chairman and Director	February 19, 2020
Jack Biegler

/s/ JOHN L. BERNARD	Director	February 18, 2020
John L. (Jack) Bernard

/s/ MICHELLE P. GOOLSBY	Director	February 18, 2020
Michelle P. Goolsby

/s/ GARY KEISER	Director	February 18, 2020
Gary Keiser

/s/ CHRISTOPHER W. MAHOWALD	Director	February 19, 2020
Christopher W. Mahowald

/s/ MICHAEL G. O’NEIL	Director	February 18, 2020
Michael G. O’Neil

/s/ PHILLIP A. REINSCH	President, Chief Executive Officer	February 19, 2020
Phillip A. Reinsch	and Director

/s/ MARK S. WHITING	Director	February 19, 2020
Mark S. Whiting