Form 10-Q
period 2020-03-31
CAPSTEAD MORTGAGE CORP
filed 2020-05-05
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01par value)	96,394,713 as of May 5, 2020

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

ITEM 1.    FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except pledged and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Residential mortgage investments ($8.50 and $10.83 billion pledged at March 31, 2020 and December 31, 2019, respectively)	$8,503,171	$11,222,182
Cash collateral receivable from secured borrowing counterparties	359,168	–
Cash collateral receivable from derivative counterparties	95,929	65,477
Derivatives at fair value	–	1,471
Cash and cash equivalents	329,448	105,397
Receivables and other assets	125,127	125,474
	$9,412,843	$11,520,001
Liabilities
Secured borrowings	$8,379,422	$10,275,413
Derivatives at fair value	50,862	29,156
Unsecured borrowings	98,418	98,392
Common stock dividend payable	14,862	14,605
Accounts payable and accrued expenses	25,655	28,702
	8,569,219	10,446,268
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
7.50% Cumulative Redeemable Preferred Stock, Series E, 10,329 shares issued and outstanding ($258,226 aggregate liquidation preference) at March 31, 2020 and December 31, 2019	250,946	250,946
Common stock - $0.01 par value; 250,000 shares authorized:
96,395 and 94,606 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	964	946
Paid-in capital	1,266,045	1,252,481
Accumulated deficit	(668,053)	(444,039)
Accumulated other comprehensive (loss) income	(6,278)	13,399
	843,624	1,073,733
	$9,412,843	$11,520,001

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended
	March 31
	2020	2019
Interest income:
Residential mortgage investments	$69,228	$83,807
Other	399	422
	69,627	84,229
Interest expense:
Secured borrowings	(45,273)	(63,779)
Unsecured borrowings	(1,900)	(1,891)
	(47,173)	(65,670)
	22,454	18,559
Other expense:
Loss on derivative instruments (net)	(155,739)	(21,657)
Loss on sale of investments	(67,820)	–
Compensation-related expense	(2,204)	(3,609)
Other general and administrative expense	(1,202)	(1,128)
Miscellaneous other (expense) revenue	(142)	89
	(227,107)	(26,305)
Net loss	(204,653)	(7,746)
Less preferred stock dividends	(4,842)	(4,842)
Net loss to common stockholders	$(209,495)	$(12,588)

Net loss per common share:
Basic and diluted	$(2.21)	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	94,897	84,894

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Quarter Ended
	March 31
	2020	2019
Net loss	$(204,653)	$(7,746)

Other comprehensive income (loss)
Amounts related to available for sale securities:
Change in net unrealized gain or loss	(65,770)	43,476
Reclassification adjustment for amounts included in net loss	66,864	–
Amounts related to cash flow hedges:
Change in net unrealized gain or loss	(21,251)	(8,551)
Reclassification adjustment for amounts included in net loss	480	(10,571)
	(19,677)	24,354
Comprehensive (loss) income	$(224,330)	$16,608

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	$250,946	$946	$1,252,481	$(444,039)	$13,399	$1,073,733
Net loss	–	–	–	(204,653)	–	(204,653)
Change in unrealized gain on mortgage securities, net	–	–	–	–	1,094	1,094
Amounts related to cash flow hedges, net	–	–	–	–	(20,771)	(20,771)
Cash dividends:
Common – $0.15 per share	–	–	–	(14,519)	–	(14,519)
Preferred – $0.47 per share	–	–	–	(4,842)	–	(4,842)
Issuance of common stock	–	16	12,841	–	–	12,857
Other additions to capital	–	2	723	–	–	725
Balance at March 31, 2020	$250,946	$964	$1,266,045	$(668,053)	$(6,278)	$843,624

Balance at December 31, 2018	$250,946	$853	$1,174,880	$(346,570)	$(21,046)	$1,059,063
Net loss	–	–	–	(7,746)	–	(7,746)
Change in unrealized gain on mortgage securities, net	–	–	–	–	43,476	43,476
Amounts related to cash flow hedges, net	–	–	–	–	(19,122)	(19,122)
Cash dividends:
Common – $0.08 per share	–	–	–	(6,952)	–	(6,952)
Preferred – $0.47 per share	–	–	–	(4,842)	–	(4,842)
Other additions to capital	–	3	998	–	–	1,001
Balance at March 31, 2019	$250,946	$856	$1,175,878	$(366,110)	$3,308	$1,064,878

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Quarter Ended March 31
	2020	2019
Operating activities:
Net loss	$(204,653)	$(7,746)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of investment premiums	20,691	18,253
Amortization of equity-based awards	835	1,109
Amortization of unrealized gain on de-designated hedges	(103)	(3,020)
Loss on sale of mortgage investments	67,820	–
Loss on derivative instruments (net)	156,747	26,237
Other depreciation and amortization	29	27
Net change in receivables, other assets, accounts payable and accrued expenses	(1,872)	12,635
Net cash provided by operating activities	39,494	47,495
Investing activities:
Purchases of residential mortgage investments	(814,547)	(994,371)
Proceeds from sales of residential mortgage investments	2,540,426	–
Interest receivable acquired with the purchase of residential mortgage investments	(1,495)	(2,190)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	902,873	768,168
Redemption of lending counterparty investments	–	5,000
Net cash provided by (used in) investing activities	2,627,257	(223,393)
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	29,271,292	31,034,056
Principal payments on repurchase arrangements and similar borrowings	(31,167,283)	(30,790,967)
Increase in cash collateral receivable from derivative counterparties	(30,452)	(26,394)
Increase in cash collateral receivable from secured borrowing counterparties	(359,168)	–
Net payments on derivative settlements	(150,760)	(56,731)
Issuance of common stock	12,882	–
Other capital stock transactions	(107)	(106)
Dividends paid	(19,104)	(11,816)
Net cash (used in) provided by financing activities	(2,442,700)	148,042
Net change in cash and cash equivalents	224,051	(27,856)
Cash and cash equivalents at beginning of period	105,397	60,289
Cash and cash equivalents at end of period	$329,448	$32,433

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended March 31, 2020 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2020.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”) which replaces the incurred loss impairment methodology in current GAAP with a methodology that better reflects expected credit losses. For financial instruments carried at amortized cost, impairment will be measured as a current estimate of expected lifetime credit losses. For available-for-sale debt securities in which changes in fair value are recorded in accumulated other comprehensive income, the FASB made targeted improvements eliminating the write-down of available-for-sale securities under the “other-than-temporarily” impaired model with an allowance for credit losses model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2020 which had no material effect on the Company’s results of operations, financial condition and cash flows primarily due to the limited, if any, credit risk of Agency Securities.

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

Components of the computation of basic and diluted net income (loss) per common share were as follows for the indicated periods (dollars in thousands, except per share amounts):

	Quarter Ended
	March 31
	2020	2019
Basic net income (loss) per common share
Numerator for basic net income (loss) per common share:
Net loss	$(204,653)	$(7,746)
Preferred stock dividends	(4,842)	(4,842)
Earnings participation of unvested equity awards	(32)	(19)
	$(209,527)	$(12,607)
Denominator for basic net income (loss) per common share:
Average number of shares of common stock outstanding	95,636	85,549
Average unvested stock awards outstanding	(739)	(655)
	94,897	84,894
	$(2.21)	$(0.15)
Diluted net income (loss) per common share
Numerator for diluted net income (loss) per common share	$(209,527)	$(12,607)

Denominator for diluted net income (loss) per common share	94,897	84,894
	$(2.21)	$(0.15)

Anti-dilutive securities that could be potentially dilutive in the future that were not included in the computation of diluted net income (loss) per common share include 920,000 equity awards excludable under the treasury stock method for the quarter ended March 31, 2020. There were 1.2 million potentially dilutive securities excluded from the computation of diluted net income (loss) per common share for the quarter ended March 31, 2019.

NOTE 4 — RESIDENTIAL mortgage investments

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (c)
March 31, 2020
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$74	$–	$74	$74	6.50%	6.32%
ARMs	7,345,360	214,992	7,560,352	7,588,267	3.30	2.77
Ginnie Mae ARMs	875,171	20,735	895,906	913,347	3.64	1.30
	8,220,605	235,727	8,456,332	8,501,688	3.33	2.49
Residential mortgage loans:
Fixed-rate	101	–	101	101	4.84	2.01
ARMs	487	3	490	490	4.15	2.29
	588	3	591	591	4.27	2.24
Collateral for structured financings	878	14	892	892	7.86	7.46
	$8,222,071	$235,744	$8,457,815	$8,503,171	3.33	2.49
December 31, 2019
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$83	$–	$83	$83	6.50%	6.34%
ARMs	8,628,656	262,293	8,890,949	8,931,789	3.45	2.66
Ginnie Mae ARMs	2,214,447	69,884	2,284,331	2,288,758	3.53	2.71
	10,843,186	332,177	11,175,363	11,220,630	3.46	2.67
Residential mortgage loans:
Fixed-rate	106	1	107	107	4.84	2.07
ARMs	527	3	530	530	4.15	3.11
	633	4	637	637	4.26	2.94
Collateral for structured financings	900	15	915	915	7.99	7.51
	$10,844,719	$332,196	$11,176,915	$11,222,182	3.46	2.67

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of March 31, 2020, the average months to roll for the Company’s $3.48 billion (amortized cost basis) in current-reset ARM investments was approximately seven months while the average months to roll for the Company’s $4.98 billion (amortized cost basis) in longer-to-reset ARM investments was approximately 53 months.

During the quarter ended March 31, 2020, the Company sold available-for-sale securities using the specific identification method for proceeds totaling $2.54 billion with no recognized gross realized gains and gross realized losses of $67.8 million. The Company did not sell any securities during the quarter ended March 31, 2019.

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

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  The amount borrowed is generally equal to the fair value of the securities pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.”  Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings. Interest may be paid monthly or at the termination of a borrowing at which time the
Company may enter into a new borrowing at prevailing haircuts and rates with the same lending counterparty or repay that counterparty and negotiate financing with a different lending counterparty.  None of the Company’s lending counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security pay-down factors, lending counterparties typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements.  These actions are referred to as margin calls.  Conversely, in response to increases in fair value of pledged securities, the Company routinely margin calls its lending counterparties in order to have previously pledged collateral returned. Any margin calls funded with cash are included in Cash collateral receivable from secured borrowing counterparties.

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Agency Securities Pledged	Accrued Interest Receivable	Cash Pledged	Borrowings Outstanding	Average Borrowing Rates
March 31, 2020
Borrowings under repurchase arrangements with maturities of 30 days or less	$4,879,606	$13,875	$59,471	$4,654,152	1.08%
Borrowings under repurchase arrangements with maturities of 31 to 90 days	3,517,414	10,818	299,697	3,724,378	1.40
Similar borrowings secured by collateral for structured financings	892	–	–	892	7.86
	$8,497,912	$24,693	$359,168	$8,379,422	1.22

December 31, 2019
Borrowings under repurchase arrangements with maturities of 30 days or less	$9,484,275	$27,826	$–	$9,002,527	2.12%
Borrowings under repurchase arrangements with maturities of 31 to 90 days	1,344,437	3,742	–	1,271,971	1.98
Similar borrowings secured by collateral for structured financings	915	–	–	915	7.99
	$10,829,627	$31,568	$–	$10,275,413	2.10

Average secured borrowings outstanding were $10.3 billion and $11.2 billion during the quarter ended March 31, 2020 and 2019, respectively. Average secured borrowings outstanding during the indicated periods differed from respective ending balances primarily due to sales during the quarter, changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff.

NOTE 6 — USE OF DERIVATIVES, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

Capstead’s portfolio of derivative financial instruments (“Derivatives”) hedge the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day secured borrowings.  The Company attempts to mitigate exposure to higher interest rates primarily by entering into three-month LIBOR- and OIS-indexed, pay-fixed, receive-variable, interest rate swap agreements for terms between eighteen months and three years. From an economic perspective, this hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the borrowings, leaving the fixed-rate swap payments as the Company’s effective borrowing rate, subject to certain adjustments. Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

The Company discontinued hedge accounting in 2019 for its secured borrowings-related interest rate swaps and, for GAAP purposes, related changes in the fair value are recorded in the Company’s consolidated statements of operations beginning on the de-designation date. Also, for GAAP purposes, related net unrealized gains recorded in Accumulated other comprehensive income (loss) through the de-designation date are being recognized as a component of interest expense in the Company’s Consolidated Statements of Operations over the remaining lives of these swaps.

During the quarter ended March 31, 2020, Capstead entered into swap agreements with notional amounts of $2.80 billion requiring fixed-rate interest payments averaging 1.14% for 18- to 36-month periods. Also during the quarter ended March 31, 2020, $600 million notional amount of swaps requiring fixed-rate interest payments averaging 2.07% matured and the Company terminated $5.2 billion notional amount of swaps requiring fixed-rate interest payments averaging 1.67%.  At March 31, 2020 the Company’s swap positions related to secured borrowings had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Second quarter 2020	$200,000	2.56%
Third quarter 2020	200,000	1.64
Fourth quarter 2020	200,000	2.04
Third quarter 2021	2,500,000	1.25
Fourth quarter 2021	900,000	1.61
First quarter 2022	400,000	1.37
	$4,400,000

At March 31, 2020, the Company also held $500 million notional amount three-month Eurodollar futures contracts with a weighted average rate of 1.62% with maturities through June 2020.

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

The fair value of exchange-traded swap agreements hedging Secured borrowings is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a significantly reduced fair value amount representing the unsettled fair value of these Derivatives.  Non-exchange traded swap agreements held as cash flow hedges of Unsecured borrowings are reported at fair value calculated excluding accrued interest.  At March 31, 2020, Cash collateral receivable from derivative counterparties includes initial margin for all swap agreements and variation margin for non-exchange traded swap agreements.  Accrued interest for non-exchange traded swap agreements is included in Accounts payable and accrued expenses.

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	March 31	December 31
	Location	2020	2019
Balance sheet-related
Swap agreements in a gain position (an asset) related to secured borrowings	(a)	$–	$733
Eurodollar futures contracts in a gain position	(a)	–	738
Swap agreements in a loss position (a liability) related to
unsecured borrowings	(a)	(49,824)	(29,156)
Eurodollar futures contracts in a loss position		(1,038)	–
Related net interest payable	(b)	(988)	(437)
		$(51,850)	$(28,122)
(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Quarter Ended March 31
	Net Income	2020	2019
Income statement-related
Components of Secured borrowings-related effects on interest expense:
Amount of gain reclassified from Accumulated other comprehensive income (loss)		$–	$7,891
Amortization of unrealized gain, net of unrealized losses on de-designated Derivatives		103	3,020
	(a)	103	10,911
Component of Unsecured borrowings-related effects on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income (loss)	(b)	(583)	(340)
Decrease in interest expense as a result of the use of Derivatives		$(480)	$10,571

Realized and unrealized loss on non-designated Derivatives (net) related to:
Interest rate swap agreements		$(153,224)	$(21,657)
Eurodollar futures		(2,515)	–
	(c)	$(155,739)	$(21,657)

Other comprehensive income-related
Amount of (loss) gain recognized in Other comprehensive income		$(21,251)	$(8,551)

(a)	Included in “Interest expense: Secured borrowings” on the face of the Consolidated Statements of Operations.
(b)	Included in “Interest expense: Unsecured borrowings” on the face of the Consolidated Statements of Operations.
(c)	Included in “Loss on derivative instruments (net)” on the face of the Consolidated Statement of Operations.

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

Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (b)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets (a)	Sheet (a)	Sheet	Instruments	Received	Amount
March 31, 2020
Counterparty 4	$–	$–	$–	$–	$–	$–
December 31, 2019
Counterparty 4	$6,517	$(5,046)	$1,471	$–	$–	$1,471

(a)

Included in gross amounts of recognized assets at March 31, 2020 are the fair value of exchange-traded swap agreements, calculated including accrued interest, and the fair value of Eurodollar futures contracts.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swaps at March 31, 2020.

(b)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities (a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
March 31, 2020
Derivatives by counterparty:
Counterparty 1	$50,813	$–	$50,813	$–	$(50,813)	$–
Counterparty 4	68,286	(67,248)	1,038	–	(1,038)	–
	119,099	(67,248)	51,851	–	(51,851)	–
Borrowings under repurchase arrangements (d)	8,387,646	–	8,387,646	(8,387,646)	–	–
	$8,506,745	$(67,248)	$8,439,497	$(8,387,646)	$(51,851)	$–
December 31, 2019
Derivatives by counterparty:
Counterparty 1	$29,593	$–	$29,593	$–	$(29,593)	$–
Counterparty 4	21,601	(21,601)	–	–	–	–
	51,194	(21,601)	29,593	–	(29,593)	–
Borrowings under repurchase arrangements (d)	10,286,011	–	10,286,011	(10,286,011)	–	–
	$10,337,205	$(21,601)	$10,315,604	$(10,286,011)	$(29,593)	$–

(a)

Included in gross amounts of recognized liabilities at March 31, 2020 is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange-traded swap agreements (Counterparty 4), calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swap agreements at March 31, 2020.

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

(d)	Amounts include accrued interest payable of $9.1 million and $11.5 million on borrowings under repurchase arrangements as of March 31, 2020 and December 31, 2019, respectively.

The amount of unrealized losses, net of unrealized gains, included in Accumulated other comprehensive income (loss) and scheduled to be recognized in the Consolidated Statements of Operations over the next twelve months primarily in the form of a fixed-rate swap payments in excess of current market rates on swaps related to unsecured borrowings and amortization of net unrealized losses on de-designated interest rate swaps totaled $4.8 million at March 31, 2020. Changes in Accumulated other comprehensive income (loss) by component for the quarter ended March 31, 2020 were as follows (in thousands):

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2019	$(31,868)	$45,267	$13,399
Activity for the quarter ended March 31, 2020:
Other comprehensive loss before reclassifications	(21,251)	(65,770)	(87,021)
Amounts reclassified from accumulated other comprehensive income (loss)	480	66,864	67,344
Other comprehensive loss (income)	(20,771)	1,094	(19,677)
Balance at March 31, 2020	$(52,639)	$46,361	$(6,278)

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

	March 31, 2020		December 31, 2019
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,402	7.88%	$34,392	7.88%
December 2035 ($40,000 face amount)	39,407	7.64	39,397	7.64
September 2036 ($25,000 face amount)	24,609	7.68	24,603	7.68
	$98,418	7.73	$98,392	7.73

NOTE 8 — CAPITAL TRANSACTIONS

During the quarter ended March 31, 2020, the Company issued 1.6 million shares of common stock through an at-the-market continuous offering program at an average price of $8.21, net of fees and other costs, for net proceeds of $12.9 million. Additional amounts of equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods.

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

Residential mortgage investments, nearly all of which are mortgage securities classified as available-for-sale, are measured at fair value on a recurring basis.  In determining fair value estimates the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for secured borrowings, provided such pricing levels are considered indicative of actual market clearing transactions.  The Company currently bases fair value for Unsecured borrowings on discounted cash flows using Company estimates for market yields.  Excluded from these disclosures are financial instruments for which cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, which are valued using primarily Level 1 measurements, including Cash and cash equivalents, Cash collateral receivable from derivative counterparties, Cash collateral receivable from secured borrowings counterparties, receivables, payables and secured borrowings with initial terms of 120 days or less.  See NOTE 6 for information relative to the valuation of interest rate swap agreements.

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

		March 31, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	Level 2	$591	$600	$637	$650
Secured borrowings-related interest rate swap agreements	Level 2	–	–	733	733
Eurodollar futures contracts	Level 1	–	–	738	738
Financial liabilities:
Unsecured borrowings	Level 2	98,418	14,800	98,392	68,100
Unsecured borrowings-related interest rate swap agreements	Level 2	49,824	49,824	29,156	29,156
Eurodollar futures contracts	Level 1	1,038	1,038	–	–

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
March 31, 2020
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$7,560,352	$73,230	$45,315	$7,588,267
Ginnie Mae	895,906	19,084	1,643	913,347
Residential mortgage securities classified as held-to-maturity	966	2	–	968

December 31, 2019
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	8,890,949	64,593	23,753	8,931,789
Ginnie Mae	2,284,331	11,560	7,133	2,288,758
Residential mortgage securities classified as held-to-maturity	998	2	–	1,000

	March 31, 2020		December 31, 2019
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position of one year or greater:
Fannie Mae/Freddie Mac	$1,087,635	22,776	$2,030,192	$17,069
Ginnie Mae	25,016	514	560,022	5,775
Securities in an unrealized loss position less than one year:
Fannie Mae/Freddie Mac	1,800,331	22,539	1,473,144	6,684
Ginnie Mae	65,116	1,129	416,888	1,358
	$2,978,098	$46,958	$4,480,246	$30,886

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value are due to interest rate changes and are not due to credit risk associated with these securities. The unrealized losses on the Company’s investment in ARM Agency Securities were caused by interest rate changes, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. The Company does not intend to sell the investments as of March 31, 2020 and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

NOTE 10 — EQUITY INCENTIVE PLAN

All equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At March 31, 2020, this plan had 2,540,097 shares of common stock remaining available for future issuances.

Long-term Equity-based Awards – Performance-based Restricted Stock Units (“RSUs”)

RSU activity and related information for the quarter ended March 31, 2020 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSU awards outstanding at December 31, 2019	538,945	$8.50
Grants	191,314	8.03
Forfeitures	(148,894)	10.52
Unvested RSU awards outstanding at March 31, 2020	581,365	7.83

During the quarters ended March 31, 2020 and 2019, the Company recognized in Compensation-related expense $270,000 and $578,000, respectively, related to this program. Unrecognized estimated compensation expense for these awards totaled $2.2 million at March 31, 2020, to be expensed over a weighted average period of 1.6 years (assumes estimated attainment levels for the related performance metrics will be met).

Dividends accrue from the date of grant and will be paid in cash to the extent the units convert into shares of common stock following completion of the related performance periods. If these shares do not vest, the related dividends will be forfeited.  Included in Common stock dividends payable at March 31, 2020 are estimated dividends payable pertaining to these awards of $185,000.

Long-term Equity-based Awards – Restricted Stock Awards

Restricted stock award activity for the quarter ended March 31, 2020 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2019	615,045	$8.14
Grants	236,708	7.86
Vestings	(112,306)	10.41
Unvested stock awards outstanding at March 31, 2020	739,447	7.71

During the quarters ended March 31, 2020 and 2019, the Company recognized in Compensation-related expense $433,000 and $408,000, respectively, related to amortization of the grant date fair value of employee stock awards.  In addition, during the quarters ended March 31, 2020 and 2019, the Company recognized in Other general and administrative expense $131,000 and $123,000, respectively, related to amortization of the grant date fair value of director stock awards.  Unrecognized compensation expense for unvested stock awards for employees and directors totaled $3.3 million as of March 31, 2020, to be expensed over a weighted average period of 1.5 years.

Service-based stock awards issued to non-executive employees and to directors receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Stock awards issued to executives defer the payment of dividends accruing between the grant dates and the end of related service periods.  If these awards do not vest, the related accrued dividends will be forfeited. Included in Common stock dividend payable at March 31, 2020 are estimated dividends payable pertaining to these awards totaling $280,000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

Capstead operates as a self-managed REIT earning income from investing in a leveraged portfolio of residential mortgage pass-through securities consisting almost exclusively of short-duration ARM Agency Securities, which reset to more current interest rates within a relatively short period of time and are considered to have limited, if any, credit risk.  See NOTE 1 to the consolidated financial statements (included under Item 1 of this report) for defined terms used in this discussion and analysis.  By investing in short-duration ARM Agency Securities, the Company is positioned to benefit from future recoveries in financing spreads and experience smaller fluctuations in portfolio values compared to leveraged portfolios containing a significant amount of longer-duration ARM or fixed-rate mortgage securities.  Duration is a common measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.

Capstead reported for GAAP purposes a net loss of $205 million representing a loss per diluted common share of $(2.21) for the quarter ended March 31, 2020. The Company reported core earnings of $20 million or $0.16 per diluted common share for the quarter ended March 31, 2020.  See “Reconciliation of GAAP and non-GAAP Financial Measures” for more information on core earnings. The GAAP loss includes $156 million in losses on hedging-related derivatives due primarily to declining interest rates and $68 million in losses on the sale of $2.60 billion (basis) in ARM securities late in the quarter in order to ensure the Company had sufficient flexibility to meet future projected liquidity requirements while maintaining portfolio leverage at comfortable levels given disruptions experienced in the fixed income markets brought on by the novel coronavirus (“COVID-19”) pandemic. At March 31, 2020, the Company has met is liquidity requirements and given current conditions does not expect to make similar sales. GAAP and core earnings in the first quarter of 2020 benefited from lower secured borrowings rates primarily due to a total of 150 basis points in reductions in the Fed Funds rate in March and favorable terms on new interest rate swap agreements entered into during the quarter. These benefits more than offset lower portfolio yields due to lower coupon interest rates on loans underlying the Company’s ARM Agency Securities as well as changes in lifetime prepayment estimates. Book value per common share declined $2.55 per share during the quarter to $6.07 per share at March 31, 2020 primarily due to the derivative- and portfolio-related declines noted above.

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital declined $230 million during the first quarter of 2020 to $942 million at March 31, 2020, consisting of $593 million of common and $251 million of preferred stockholders’ equity (recorded amounts), together with $98 million of unsecured borrowings maturing in 2035 and 2036.

Capstead’s residential mortgage portfolio decreased $2.72 billion during first quarter of 2020 to $8.50 billion at March 31, 2020 due primarily to asset sales and not replacing a portion of the Company’s portfolio runoff. Secured borrowings decreased $1.90 billion to $8.38 billion as a result of lower portfolio balances.  Portfolio leverage (secured borrowings excluding $359 million in cash collateral pledged to secured borrowing counterparties divided by long-term investment capital) decreased to 8.51 to one at March 31, 2020 from 8.77 to one at December 31, 2019.  Management continuously evaluates portfolio leverage levels in light of changes in market conditions.

COVID-19

An unprecedented, near-total shutdown of the U.S. economy beginning in March due to the COVID-19 pandemic heightened fears of extremely high credit default levels and recession, leading to de-risking occurring at all levels of the fixed income markets. Credit asset pricing came under severe pressure destabilizing fixed income markets and leading to lender margin calls, feeding additional selling as levered and even unlevered investors across the spectrum were forced to sell their most liquid positions to raise cash to meet additional margin calls and/or fund redemptions. Investors were already coming under stress due to declining Treasury rates which led to losses on derivatives held for hedging purposes and variation (valuation-based) margin calls.  As the crisis deepened this additional drain on liquidity became more pronounced and included increased initial (base haircut) margin requirements due to heightened market volatility.  The end result was sharply falling asset prices even as market interest rates declined.  As a direct consequence, losses on derivatives were not offset by portfolio valuation gains leading to a significant decline in book value.

Intervention by the Federal Reserve in the form of the buying of fixed-rate Agency Securities late in March helped stabilize this key market sector leading to improved pricing levels for fixed-rate Agency Securities at quarter-end.  While the Federal Reserve has not purchased ARM Agency Securities specifically, these actions also contributed to a more stable operating environment going forward for Capstead, leading to improved pricing levels for ARM Agency Securities subsequent to quarter-end. Looking forward, Capstead expects the lag in ARM pricing relative to fixed rate agency securities will dissipate over time.

The Company’s potential liquidity at March 31, 2020 was $422 million. Throughout this period of volatility Capstead met all of its funding requirements and believes it has ample access to necessary financing through its existing lending counterparties. See “Utilization of Long-term Investment Capital and Potential Liquidity” for further discussion.

The Company implemented portions of its business continuity plan and has not experienced any operational disruption due to its small number of employees who are all able to work remotely. Management will continue to closely monitor the development of the pandemic and adapt its response as necessary to ensure there is no operational disruption during this time.

Recent Common Equity Issuances

During the quarter ended March 31, 2020, Capstead issued 1.6 million shares of common stock through an at-the-market continuous offering program at an average issue price of $8.21, net of fees and other costs, for net proceeds of $12.9 million. Additional amounts of equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods.

Book Value per Common Share

Book value per share (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) as of March 31, 2020 was $6.07 per share, a decrease of $2.55 per share or 30% from December 31, 2019 book value of $8.62 per share, primarily reflecting $1.84 per share in derivative-related declines in value, and $0.69 per share in portfolio-related declines.

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

Residential Mortgage Investments

The following table illustrates Capstead’s portfolio of residential mortgage investments for the quarter ended March 31, 2020 (dollars in thousands):

Residential mortgage investments, beginning of quarter	$11,222,182
Portfolio acquisitions (principal amount)	794,227
Investment premiums on acquisitions	20,320
Portfolio runoff (principal amount)	(912,099)
Sales of investments (basis)	(2,600,857)
Investment premium amortization	(20,691)
Increase in net unrealized gains on securities classified as available-for-sale	89
Residential mortgage investments, end of quarter	$8,503,171
Decrease in residential mortgage investments during the quarter	$(2,719,011)

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

By focusing on investing in short-duration ARM Agency Securities, changes in fair value caused by changes in interest rates are typically relatively modest compared to changes in fair value of longer-duration ARM or fixed-rate assets. This investment strategy positions the Company to benefit from potential recoveries in financing spreads.

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at March 31, 2020 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (c)	Average Lifetime Caps (c)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$2,480,626	3.53%	2.68%	1.65%	2.74%	5.86%	6.4
Freddie Mac Agency Securities	814,484	3.46	2.64	1.74	2.21	5.30	7.6
Ginnie Mae Agency Securities	180,834	3.44	1.72	1.52	1.12	5.38	6.5
Residential mortgage loans	490	4.15	4.69	2.09	1.73	11.24	6.0
(41% of total)	3,476,434	3.50	2.62	1.66	2.53	5.71	6.7
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,799,738	3.13	2.57	1.60	4.03	5.01	52.6
Freddie Mac Agency Securities	1,465,504	3.14	2.66	1.67	4.20	5.04	58.4
Ginnie Mae Agency Securities	715,072	3.69	1.67	1.50	1.00	5.00	46.4
(59% of total)	4,980,314	3.21	2.47	1.61	3.65	5.02	53.4
	$8,456,748	3.33	2.53	1.63	3.19	5.30	34.3
Gross WAC (rate paid by borrowers) (c)		3.96

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At March 31, 2020, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 102.87.  This table excludes $1 million in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

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

(c)

ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps (and floors) with 200 basis point periodic caps (and floors).  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap. Nearly all ARM securities held by the Company have lifetime floors equal to their net margins. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 66% of current-reset ARMs were subject to periodic caps averaging 1.90%; 25% were subject to initial caps averaging 2.84%; 8% were subject to lifetime caps averaging 6.63%; and less than 1% were uncapped.  All longer-to-reset ARM securities at March 31, 2020 were subject to initial caps.

(d)

Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

Approximately 25%, or $834 million of the Company’s current-reset ARM securities with average net WACs of 2.68% and fully-indexed WACs of 2.60% will reset in rate for the first time in less than 18 months based on indices in effect at March 31, 2020. After consideration of any applicable initial fixed-rate periods, at March 31, 2020 approximately 90%, 5% and 3% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively, while approximately 2% reset every five years. Approximately 3% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 15 months at March 31, 2020.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

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

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.59 percent of the fair value of pledged residential mortgage pass-through securities at March 31, 2020.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $493 million of capital at risk with its lending counterparties at March 31, 2020.  The Company did not have capital at risk with any single counterparty exceeding 8% of total stockholders’ equity at March 31, 2020.

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

As of March 31, 2020, the Company’s secured borrowings totaled $8.38 billion with 20 counterparties at average rates of 1.22%, before the effects of currently-paying interest rate swap agreements.  The Company typically uses interest rate swap agreements with terms between 18 and 36 months and variable rate receipts primarily based on three-month LIBOR or Fed Funds to help mitigate exposure to rising short-term interest rates.  In the first quarter of 2020, the Company reduced its swap positions by $3.00 billion notional amount in light of asset sales. At quarter-end the Company held $4.40 billion notional amount of these derivatives at fixed rates averaging 1.44% with contract expirations occurring at various dates through the first quarter of 2022 and a weighted average expiration of 16 months.  In addition, at quarter-end the Company held a series of $500 million notional amount three-month Eurodollar futures contracts with a weighted average rate of 1.62% with maturities through June 2020.

Including the effects of these derivatives, the Company’s residential mortgage investments and secured borrowings had estimated durations at March 31, 2020 of 15 months and nine months, respectively for a net duration gap of approximately six months – see “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivatives such as interest rate swap agreements, Eurodollar futures and longer-maturity secured borrowings, if available at attractive rates and terms.

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

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of March 31, 2020 in comparison with December 31, 2019 (dollars in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage(d)
Residential mortgage investments	$8,503,171	$8,379,422	$123,749	$92,328
Cash collateral receivable from derivative counterparties, net (c)			45,067	–
Other assets, net of other liabilities			773,226	329,448
Balances as of March 31, 2020:	$8,503,171	$8,379,422	$942,042	$421,776	8.51:1

Balances as of December 31, 2019	$11,222,182	$10,275,413	$1,172,125	$537,134	8.77:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
(b)

Potential liquidity is based on maximum amounts of borrowings available under existing uncommitted financing arrangements considering management’s estimate of the fair value of residential mortgage investments held as of the indicated dates adjusted for other sources of liquidity such as cash and cash equivalents and cash collateral pledged to secured borrowing counterparties.

(c)

Cash collateral receivable from derivative counterparties is presented net of cash collateral payable to derivative counterparties, if applicable, and the fair value of interest rate swap positions as of the indicated date.

(d)	Excludes $359 million in cash collateral pledged to secured borrowing counterparties as of March 31, 2020 that was returned in April.

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

In March 2020, volatility spiked in the fixed income and equity markets in general and the mortgage market in particular as a result of the COVID-19 pandemic. Throughout this period of volatility, the Company met all of its funding requirements and believes it has ample access to necessary financing through its existing lending counterparties. In order to ensure sufficient flexibility to meet future projected liquidity requirements while maintaining portfolio leverage at comfortable levels, the Company sold a portion of its portfolio in late March, ceased replacing portfolio runoff and reduced its swap positions. The Company also raised $12.9 million in new common equity capital during February 2020 utilizing its at-the-market continuous issuance program. Future levels of portfolio leverage will be dependent on many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”). After not replacing April portfolio runoff and with book value modestly higher on April 30th, portfolio leverage was estimated to be 7.8 to one. The Company anticipates replacing runoff for May and future months if market conditions allow.

Reconciliation of GAAP and non-GAAP Financial Measures

Management believes the presentation of core earnings and core earnings per common share, both non-GAAP financial measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate the Company’s performance and provide investors management’s view of the Company’s economic performance. The Company defines core earnings as GAAP net income (loss) excluding (a) unrealized (gain) loss on derivative instruments, (b) realized loss (gain) on termination of derivative instruments, (c) amortization of unrealized (gain) loss of derivative instruments held at the time of de-designation, and (d) realized loss (gain) on securities. The following reconciles GAAP net (loss) income and net (loss) income per diluted common share to core earnings and core earnings per common share:

	Quarter Ended March 31
	2020		2019
	Amount	Per Share	Amount	Per Share
Net loss	$(204,653)	$(2.21)	$(7,746)	$(0.15)
Unrealized (gain) loss on non-designated derivative instruments	56,182	0.59	26,237	0.31
Realized loss (net) on termination of derivative instruments	100,565	1.06	–	–
Amortization of unrealized gain, net of unrealized losses on de-designated derivative instruments	(103)	(0.00)	(3,020)	(0.04)
Realized loss on sale of investments	67,820	0.72	–	–
Core earnings	$19,811	$0.16	$15,471	$0.12

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

	Quarter Ended March 31
	2020	2019
Total financing spreads	0.66%	0.42%
Impact of yields on other interest-earning assets (a)	0.02	–
Impact of borrowing rates on other interest-paying liabilities (a)	0.05	0.05
Impact of amortization of unrealized gain, net of unrealized losses on de-designated Derivatives	(0.00)	(0.11)
Impact of net interest cash flows on non-designated Derivatives	0.04	0.16
Financing spreads on residential mortgage investments	0.77	0.52
(a)

Other interest-earning assets consist of overnight investments and cash collateral receivable from derivative counterparties. Other interest-paying liabilities consist of unsecured borrowings and, at times, cash collateral payable to interest rate swap counterparties.

RESULTS OF OPERATIONS

	Quarter Ended
	March 31
	2020	2019
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments	$69,228	$83,807
Related interest expense	(45,273)	(63,779)
	23,955	20,028
Other interest income (expense)	(1,501)	(1,469)
	22,454	18,559
Other expense:
Loss on derivative instruments (net)	(155,739)	(21,657)
Loss on sale of investments (net)	(67,820)	–
Compensation-related expense	(2,204)	(3,609)
Other general and administrative expense	(1,202)	(1,128)
Miscellaneous other (expense) revenue	(142)	89
	(227,107)	(26,305)
Net loss	$(204,653)	$(7,746)
Net loss per diluted common share	$(2.21)	$(0.15)
Average diluted shares outstanding	94,897	84,894
Core earnings (a)	$19,811	$15,471
Core earnings per diluted common share (a)	0.16	0.12

Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments	2.49%	2.75%
Other interest-earning assets	1.14	2.32
Total average yields	2.47	2.75
Average borrowing rates:
Secured borrowings (a)(b)	1.72	2.23
Unsecured borrowings	7.72	7.69
Total average borrowing rates	1.77	2.28
Average total financing spreads	0.66	0.42
Average financing spreads on residential mortgage investments (a)	0.77	0.52
Average CPR	26.71	20.62
Average balance information:
Residential mortgage investments (cost basis)	$11,124	$12,169
Other interest-earning assets	141	72
Secured borrowings	10,338	11,157
Unsecured borrowings (included in long-term investment capital)	98	98
Long-term investment capital (“LTIC”)	1,124	1,162
Operating costs as a percentage of average LTIC	1.22%	1.32%
Return on average common equity capital (c)	7.77	5.33

(a)	See “Reconciliation of GAAP and non-GAAP Financing Measures” for a reconciliation of these financial measures and the Company’s rationale for using these non-GAAP financial measures.
(b)

Secured borrowing rates exclude the effects of amortization of the net unrealized gains and losses included in Accumulated other comprehensive income (loss) upon de-designation in 2019 of related derivatives held for hedging purposes of (0.00)% and (0.11)% and include net interest cash flows from that date on non-designated derivatives of 0.04% and 0.16% for the quarters ended March 31, 2020 and 2019, respectively, to better compare the components of financing spreads on residential mortgage investments with prior periods.

(c)	Calculated using core earnings less preferred dividends on an annualized basis over average common equity for the period.

Capstead reported for GAAP purposes a net loss of $205 million or $(2.21) per diluted common share during the quarter ended March 31, 2020. This compares to a GAAP net loss of $8 million or $(0.15) per diluted common share for the same period in 2019.  GAAP net income was negatively impacted during the quarter primarily by losses on derivatives of $156 million due largely to lower prevailing interest rates and losses on sales of investments of $68 million.

Capstead’s core earnings, a non-GAAP financial measure, totaled $20 million or $0.16 per diluted common share for the quarter ended March 31, 2020, compared to core earnings of $15 million or $0.12 per diluted common share for the same period in 2019.  Core earnings in 2019 benefited from lower borrowing rates while being negatively impacted by lower yields on its residential mortgage investments.

Interest income on residential mortgage investments was lower by $14.6 million for the quarter ended March 31, 2020 compared to the same period in 2019.  This decrease is attributable to $7.7 million in decreases related to lower average yields and $6.9 million in decreases related to lower average portfolio balances.

Yields on residential mortgage investments for the quarter ended March 31, 2020 decreased 26 basis points compared to the same period in 2019, averaging 2.49% primarily due to larger adjustments for investment premium amortization as a result of changes in lifetime prepayment estimates. Yields were also negatively impacted by lower cash yields in the first quarter compared to the same period in 2019 due largely to ARM loan coupon interest rates resetting lower to more current rates. Asset sales in response to the COVID-19 market disruptions had little effect on first quarter 2020 earnings because they occurred late in March.

Interest expense on secured borrowings was lower by $18.5 million for the quarter ended March 31, 2020 compared to the same period in 2019.  This decrease is attributable to $14.1 million in decreases related to lower average borrowing rates and $4.4 million in decreases related to lower average borrowings.

Secured borrowing rates, after adjusting for hedging activities, decreased 51 basis points for the quarter ended March 31, 2020 compared to the same period in 2019 to average 1.72%. Market conditions contributed to lower borrowing rates, including three 25 basis point decreases in the Federal Funds rate in 2019 followed by 150 basis points in rate cuts in March 2020. Average fixed-rate swap payment rates were 162 basis points for the quarter ended March 31, 2020 compared to 201 basis points for the same period in 2019. This decline was largely due to efforts to reposition the swap portfolio to take advantage of declining market interest rates over the course of 2019 and a reduction in swap positions due to asset sales in the first quarter of 2020. Currently-paying swap balances were lower, averaging $7.10 billion for the quarter ended March 31, 2020 compared to $7.30 billion for the same period in 2019.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Total operating costs, which include Compensation-related expense and Other general and administrative expense, during the quarter ended March 31, 2020 were lower by $1.3 million compared to the same period in 2019. The variance was primarily related to $1.4 million in lower incentive compensation expense during the first quarter of 2020.

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

The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” illustrates management’s estimate of additional funds potentially available to the Company at March 31, 2020. The discussion accompanying this table and under “COVID-19” provides insight into the Company’s current liquidity position and perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  After the sale of $2.60 billion (basis) in ARM Agency Securities late in March in response to COVID-19 market disruptions, secured borrowings totaled $8.38 billion at March 31, 2020, all maturing within 90 days.  Secured borrowings began the year at $10.28 billion and averaged $10.34 billion during the quarter ended March 31, 2020.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses derivatives supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  At quarter-end the Company held $4.40 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the first quarter of 2022 and a weighted average expiration of 16 months. In addition, at quarter-end the Company held a series of $500 million notional amount three-month Eurodollar futures contracts with a weighted average rate of 1.62% with maturities through June 2020. The Company also holds swap agreements effectively locking in lower fixed rates of interest during the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings that mature in 2035 and 2036.  The Company intends to continue to utilize suitable derivatives such as interest rate swap agreements or other derivatives and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

During the quarter ended March 31, 2020, Capstead issued 1.6 million shares of common stock through an at-the-market continuous offering program at an average issue price of $8.21, net of fees and other costs, for net proceeds of $12.9 million. Additional amounts of equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods.

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

Derivatives and longer-maturity secured borrowings transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  Including the effects of derivatives held to hedge changes in secured borrowing rates, at March 31, 2020 the Company’s residential mortgage investments and secured borrowings had estimated durations of approximately 15 months and nine months, respectively, for a net duration gap of approximately six months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable interest rate swap agreements or other derivatives and longer-maturity secured borrowings, if available at attractive rates and terms.

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

This model is the primary tool used by management to assess the direction and magnitude of changes in net interest margins and portfolio values resulting solely from changes in interest rates.  Key modeling assumptions include mortgage prepayment speeds, adequate levels of market liquidity, current market conditions, and portfolio leverage levels. A floor of 0.00% is assumed for all pertinent indices except the Federal Funds Rate, which has no floor.  However, it is assumed that borrowing rates cannot decline beyond a floor of 0.15%. These assumptions are inherently uncertain and, as a result, modeling cannot precisely estimate the impact of higher or lower interest rates.  Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, other changes in market conditions, changes in management strategies and other factors.

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivatives at March 31, 2020 and December 31, 2019, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 1.00%	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: (a)(b)
March 31, 2020	0.00-0.25%	0.67%	(32.2)%	(8.4)%	(2.8)%	(4.6)%
December 31, 2019	1.50-1.75	1.92	1.6	1.2	(0.6)	(3.7)

Projected percentage change in portfolio and related derivative values: (a)
March 31, 2020	0.00-0.25	0.67	0.1	0.1	(0.4)	(0.7)
December 31, 2019	1.50-1.75	1.92	(0.1)	0.0	(0.2)	(0.4)

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

(b)

The change in the projected Down 1.00 and 0.50% scenarios at March 31, 2020 compared to December 31, 2019 primarily relates to the change in interest rate environment caused by the 150 basis point declines in the Federal Funds Rate in March 2020. The model assumes a floor on all pertinent market indices of 0.00% except the Federal Funds Rate, which has no floor. However, borrowing rates cannot decline below 0.15%.

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

Generally, gains or losses are recognized in earnings only if securities are sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs, the difference between amortized cost and fair value would be recognized in earnings as a component of Other revenue (expense) if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale.

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

•	liquidity of secondary markets and credit markets, including the availability of financing at reasonable levels and terms to support investing on a leveraged basis;
•	the impact of differing levels of leverage employed;
•	changes in legislation or regulation affecting Agency Securities and similar federal government agencies and related guarantees;
•	deterioration in credit quality and ratings of existing or future issuances of Agency Securities;
•	the effectiveness of risk management strategies;
•	the availability of suitable qualifying investments from both an investment return and regulatory perspective;
•	the availability of new investment capital;
•	the ability to maintain real estate investment trust (“REIT”) status;
•	changes in legislation or regulation affecting exemptions for mortgage REITs from regulation under the Investment Company Act of 1940;
•	negative impacts from the ongoing novel coronavirus (COVID-19) pandemic including on the U.S. or global economy or on our liquidity, financial condition and earnings;
•	other changes in legislation or regulation affecting the mortgage and banking industries; and
•	changes in general economic conditions, increases in costs and other general competitive factors.

In light of the ongoing COVID-19 pandemic, several of the risks and uncertainties described above are more likely to occur and/or the potential impact therefrom is harder to estimate. In particular, the impact of COVID-19 on fluctuations in interest rates and levels of mortgage prepayments, liquidity of secondary markets and credit markets, including the availability of financing at reasonable levels and terms to support investing on a leveraged basis, and changes in general economic conditions, are especially unclear at this time. Given this unprecedented uncertainty, actual results could differ materially from those anticipated or implied in the forward-looking statements included herein. In addition to the above considerations, actual results and liquidity are affected by other risks and uncertainties which could cause actual results to be significantly different from those expressed or implied by any forward-looking statements included herein.  It is not possible to identify all of the risks, uncertainties and other factors that may affect future results.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed herein may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.  Forward-looking statements speak only as of the date the statement is made and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, readers of this document are cautioned not to place undue reliance on any forward-looking statements included herein.

For a further discussion of these and other factors that could impact our future results and performance, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission on February 21, 2020.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.    Controls and Procedures

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2020.

PART II. — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors during the quarter ended March 31, 2020 from those previously disclosed in “Risk Factors” under Part I, Item 1A. of our 2019 Form 10-K, other than set forth below. You should carefully consider the risk factors discussed in our 2019 Form 10-K and below, which could materially affect our business, liquidity, earnings, financial condition and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, liquidity, earnings, financial condition and future prospects.

The COVID-19 pandemic and its economic impact may adversely affect our liquidity, financial condition and earnings.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States. The COVID-19 pandemic is causing significant disruptions and pressure in financial markets. The Federal Reserve has taken a number of actions to support the financial system, including buying agency guaranteed residential and commercial mortgage securities. Additionally, the Fed Funds rate was reduced by 150 basis points. These actions are broadly supportive to the mortgage markets, providing stability and lowering funding costs. However, there is no guarantee that the Federal Reserve attempts to mitigate the economic impact of COVID-19 will be successful in avoiding an adverse impact on our liquidity, financial condition and earnings.

The pandemic may also make financing our operations more difficult or costly. We rely on the use of repurchase agreements and other financings to fund our operations. As a result of the pandemic’s effect on the economy generally, and the mortgage market in particular, our lenders and counterparties may charge higher rates or otherwise make borrowing more costly. Any increases in the cost of financing may have an adverse effect on our earnings. In addition, the significant decrease in economic activity caused by the ongoing pandemic has had and may continue to have a significant adverse effect on the ability of mortgage borrowers to meet their obligations. These difficulties, and the recent declines in interest rates, may also lead to higher rates of refinancing resulting in higher prepayments, which may have an adverse impact on the value of our assets. If the urgent conditions continue or become worse, the negative effects on our results of operations may become more severe.

ITEM 6.    EXHIBITS

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)

Exhibit Number	DESCRIPTION
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
4.6	Description of Securities. (6)
10.01	Amended and Restated Deferred Compensation Plan.(7)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(8)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(9)
10.04	Third Amended and Restated Incentive Bonus Plan.(7)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	Form of restricted stock agreement for executive employees. (10)
10.07	2018 Long-Term Performance Unit Award Criteria. (10)
10.08	Form of performance unit agreement for executive employees. (10)
10.09	2019 Annual Incentive Compensation Program. (11)
10.10	Form of restricted stock agreement for executive employees. (11)
10.11	2019 Long-Term Performance Unit Award Criteria. (11)
10.12	Form of performance unit agreement for executive employees. (11)
10.13	2020 Annual Incentive Compensation Program. (12)
10.14	Form of restricted stock agreement for executive employees. (12)
10.15	2020 Long-Term Performance Unit Award Criteria. (12)
10.16	Form of performance unit agreement for executive employees. (12)
10.17	Form of Change in Control/Severance Agreement for executive officers. (13)
10.18	Sales Agreement, dated October 23, 2019, by and between the Company and the Sales Manager. (14)
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q (No. 001-08896) for the year ended December 31, 2019.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-08896) for the quarter ended June 30, 2019
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 4, 2018, for the event dated January 3, 2018.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 7, 2019, for the event dated January 3, 2019.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No.001-08896), filed on January 3, 2020, for the event dated January 2, 2020.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2017.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-08896) for the quarter ended September 30, 2019.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: May 5, 2020	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer

Date: May 5, 2020	By:	/s/ LANCE J. PHILLIPS
Lance J. Phillips
Senior Vice President, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)