Form 10-Q
period 2020-06-30
CAPSTEAD MORTGAGE CORP
filed 2020-08-04
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01par value)	96,468,729 as of August 4, 2020

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

ITEM 1.    FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except pledged and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Residential mortgage investments ($7.97 and $10.83 billion pledged at June 30, 2020 and December 31, 2019, respectively)	$8,327,900	$11,222,182
Cash collateral receivable from derivative counterparties	103,618	65,477
Derivatives at fair value	–	1,471
Cash and cash equivalents	121,991	105,397
Receivables and other assets	115,062	125,474
	$8,668,571	$11,520,001
Liabilities
Secured borrowings	$7,575,294	$10,275,413
Derivatives at fair value	49,575	29,156
Unsecured borrowings	98,443	98,392
Common stock dividend payable	15,041	14,605
Accounts payable and accrued expenses	17,329	28,702
	7,755,682	10,446,268
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
7.50% Cumulative Redeemable Preferred Stock, Series E, 10,329 shares issued and outstanding ($258,226 aggregate liquidation preference) at June 30, 2020 and December 31, 2019	250,946	250,946
Common stock - $0.01 par value; 250,000 shares authorized:
96,395 and 94,606 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	964	946
Paid-in capital	1,266,976	1,252,481
Accumulated deficit	(664,749)	(444,039)
Accumulated other comprehensive income	58,752	13,399
	912,889	1,073,733
	$8,668,571	$11,520,001

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Interest income:
Residential mortgage investments	$48,133	$85,100	$117,361	$168,907
Other	22	600	421	1,022
	48,155	85,700	117,782	169,929
Interest expense:
Secured borrowings	(13,055)	(67,945)	(58,328)	(131,724)
Unsecured borrowings	(1,900)	(1,900)	(3,800)	(3,791)
	(14,955)	(69,845)	(62,128)	(135,515)
	33,200	15,855	55,654	34,414
Other expense:
Loss on derivative instruments (net)	(6,948)	(74,842)	(162,687)	(96,499)
Loss on sale of investments (net)	–	(1,365)	(67,820)	(1,365)
Compensation-related expense	(2,330)	(1,972)	(4,534)	(5,581)
Other general and administrative expense	(1,219)	(1,138)	(2,421)	(2,266)
Miscellaneous other revenue (expense)	1	2	(141)	91
	(10,496)	(79,315)	(237,603)	(105,620)
Net income (loss)	22,704	(63,460)	(181,949)	(71,206)
Less preferred stock dividends	(4,842)	(4,842)	(9,684)	(9,684)
Net income (loss) to common stockholders	$17,862	$(68,302)	$(191,633)	$(80,890)

Net income (loss) per common share:
Basic and diluted	$0.19	$(0.80)	$(2.01)	$(0.95)

Weighted average common shares outstanding:
Basic	95,655	84,934	95,276	84,914
Diluted	95,887	84,934	95,276	84,914

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Net income (loss)	$22,704	$(63,460)	$(181,949)	$(71,206)

Other comprehensive income
Amounts related to available for sale securities:
Change in net unrealized gain or loss	64,659	47,185	(1,111)	90,661
Reclassification adjustment for amounts included in net income (loss)	–	1,365	66,864	1,365
Amounts related to cash flow hedges:
Change in net unrealized gain or loss	(567)	(6,746)	(21,818)	(15,297)
Reclassification adjustment for amounts included in net income (loss)	938	(6,351)	1,418	(16,922)
	65,030	35,453	45,353	59,807
Comprehensive income (loss)	$87,734	$(28,007)	$(136,596)	$(11,399)

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at March 31, 2020	$250,946	$964	$1,266,045	$(668,053)	$(6,278)	$843,624
Net income	–	–	–	22,704	–	22,704
Change in unrealized gain on mortgage securities, net	–	–	–	–	64,659	64,659
Amounts related to cash flow hedges, net	–	–	–	–	371	371
Cash dividends:
Common – $0.15 per share	–	–	–	(14,558)	–	(14,558)
Preferred – $0.47 per share	–	–	–	(4,842)	–	(4,842)
Other additions to capital	–	–	931	–	–	931
Balance at June 30, 2020	$250,946	$964	$1,266,976	$(664,749)	$58,752	$912,889

Balance at March 31, 2019	$250,946	$856	$1,175,878	$(366,110)	$3,308	$1,064,878
Net loss	–	–	–	(63,460)	–	(63,460)
Change in unrealized gain on mortgage securities, net	–	–	–	–	48,550	48,550
Amounts related to cash flow hedges, net	–	–	–	–	(13,097)	(13,097)
Cash dividends:
Common – $0.12 per share	–	–	–	(10,291)	–	(10,291)
Preferred – $0.47 per share	–	–	–	(4,842)	–	(4,842)
Other additions to capital	–	(1)	651	–	–	650
Balance at June 30, 2019	$250,946	$855	$1,176,529	$(444,703)	$38,761	$1,022,388

Balance at December 31, 2019	$250,946	$946	$1,252,481	$(444,039)	$13,399	$1,073,733
Net loss	–	–	–	(181,949)	–	(181,949)
Change in unrealized gain on mortgage securities, net	–	–	–	–	65,753	65,753
Amounts related to cash flow hedges, net	–	–	–	–	(20,400)	(20,400)
Cash dividends:
Common – $0.30 per share	–	–	–	(29,077)	–	(29,077)
Preferred – $0.94 per share	–	–	–	(9,684)	–	(9,684)
Issuance of common stock	–	16	12,841	–	–	12,857
Other additions to capital	–	2	1,654	–	–	1,656
Balance at June 30, 2020	$250,946	$964	$1,266,976	$(664,749)	$58,752	$912,889

Balance at December 31, 2018	$250,946	$853	$1,174,880	$(346,570)	$(21,046)	$1,059,063
Net loss	–	–	–	(71,206)	–	(71,206)
Change in unrealized gain on mortgage securities, net	–	–	–	–	92,026	92,026
Amounts related to cash flow hedges, net	–	–	–	–	(32,219)	(32,219)
Cash dividends:
Common – $0.20 per share	–	–	–	(17,243)	–	(17,243)
Preferred – $0.94 per share	–	–	–	(9,684)	–	(9,684)
Other additions to capital	–	2	1,649	–	–	1,651
Balance at June 30, 2019	$250,946	$855	$1,176,529	$(444,703)	$38,761	$1,022,388

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30
	2020	2019
Operating activities:
Net loss	$(181,949)	$(71,206)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of investment premiums	36,079	36,399
Amortization of equity-based awards	1,767	1,779
Amortization of unrealized net loss (gain) on de-designated hedges	19	(9,735)
Loss on sale of mortgage investments	67,820	1,365
Loss on derivative instruments (net)	155,835	85,625
Other depreciation and amortization	59	54
Net change in receivables, other assets, accounts payable and accrued expenses	1,479	16,608
Net cash provided by operating activities	81,109	60,889
Investing activities:
Purchases of residential mortgage investments	(1,453,161)	(1,538,636)
Proceeds from sales of residential mortgage investments	2,558,871	303,991
Interest receivable acquired with the purchase of residential mortgage investments	(2,519)	(3,293)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	1,753,877	1,705,959
Redemption of lending counterparty investments	–	5,000
Net cash provided by investing activities	2,857,068	473,021
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	47,502,427	71,904,683
Principal payments on repurchase arrangements and similar borrowings	(50,202,545)	(72,141,471)
Decrease in cash collateral receivable from derivative counterparties	(38,141)	(39,076)
Net payments on derivative settlements	(157,773)	(115,279)
Issuance of common stock	12,882	–
Other capital stock transactions	(108)	(106)
Dividends paid	(38,325)	(23,472)
Net cash used in financing activities	(2,921,583)	(414,721)
Net change in cash and cash equivalents	16,594	119,189
Cash and cash equivalents at beginning of period	105,397	60,289
Cash and cash equivalents at end of period	$121,991	$179,478

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2020.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

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

NOTE 3 — NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income, after deducting dividends paid or accrued on preferred stock and allocating earnings to equity awards deemed to be participating securities pursuant to the two-class method, by the average number of shares of common stock outstanding, calculated excluding unvested equity awards.  Participating securities include unvested equity awards that contain non-forfeitable rights to dividends prior to vesting.

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

Components of the computation of basic and diluted net income (loss) per common share were as follows for the indicated periods (dollars in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Basic net income (loss) per common share
Numerator for basic net income (loss) per common share:
Net income (loss)	$22,704	$(63,460)	$(181,949)	$(71,206)
Preferred stock dividends	(4,842)	(4,842)	(9,684)	(9,684)
Earnings participation of unvested equity awards	(40)	(25)	(64)	(44)
	$17,822	$(68,327)	$(191,697)	$(80,934)
Denominator for basic net income (loss) per common share:
Average number of shares of common stock outstanding	96,395	85,559	96,015	85,554
Average unvested stock awards outstanding	(740)	(625)	(739)	(640)
	95,655	84,934	95,276	84,914
	$0.19	$(0.80)	$(2.01)	$(0.95)
Diluted net income (loss) per common share
Numerator for diluted net income (loss) per common share	$17,822	$(68,327)	$(191,697)	$(80,934)

Denominator for diluted net income (loss) per common share:
Denominator for basic net income (loss) per common share	95,655	84,934	95,276	84,914
Net effect of dilutive equity awards	232	–	–	–
	95,887	84,934	95,276	84,914
	$0.19	$(0.80)	$(2.01)	$(0.95)

Anti-dilutive securities that could be potentially dilutive in the future that were not included in the computation of diluted net income (loss) per common share include 383,000 and 952,000 equity awards excludable under the treasury stock method for the quarter and six months ended June 30, 2020. There were 947,000 potentially dilutive securities excluded from the computation of diluted net income (loss) per common share for the quarter and six months ended June 30, 2019.

NOTE 4 — RESIDENTIAL mortgage investments

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (c)
June 30, 2020
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$66	$–	$66	$66	6.50%	6.29%
ARMs	7,198,558	224,809	7,423,367	7,519,108	3.12	2.31
Ginnie Mae ARMs	772,392	19,668	792,060	807,339	3.60	2.53
	7,971,016	244,477	8,215,493	8,326,513	3.16	2.33
Residential mortgage loans:
Fixed-rate	95	–	95	95	4.84	5.16
ARMs	433	3	436	436	4.17	3.80
	528	3	531	531	4.29	4.03
Collateral for structured financings	842	14	856	856	7.97	7.28
	$7,972,386	$244,494	$8,216,880	$8,327,900	3.16	2.33
December 31, 2019
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$83	$–	$83	$83	6.50%	6.34%
ARMs	8,628,656	262,293	8,890,949	8,931,789	3.45	2.66
Ginnie Mae ARMs	2,214,447	69,884	2,284,331	2,288,758	3.53	2.71
	10,843,186	332,177	11,175,363	11,220,630	3.46	2.67
Residential mortgage loans:
Fixed-rate	106	1	107	107	4.84	2.07
ARMs	527	3	530	530	4.15	3.11
	633	4	637	637	4.26	2.94
Collateral for structured financings	900	15	915	915	7.99	7.51
	$10,844,719	$332,196	$11,176,915	$11,222,182	3.46	2.67

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
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

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of June 30, 2020, the average months to roll for the Company’s $3.26 billion (amortized cost basis) in current-reset ARM investments was approximately six months while the average months to roll for the Company’s $4.96 billion (amortized cost basis) in longer-to-reset ARM investments was approximately 53 months.

In March 2020, the Company sold available-for-sale securities using the specific identification method for proceeds totaling $2.56 billion recognizing no gross realized gains and gross realized losses totaling $67.8 million. Portfolio sales for proceeds totaling $18.4 million that settled during the second quarter of 2020 were entered into in March 2020 and all realized losses associated with these sales were recognized during the first quarter. In May 2019, the Company sold available-for-sale securities using the specific identification method for proceeds totaling $304.7 million recognizing gross realized gains of $405,000 and gross realized losses of $1.8 million.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Agency Securities Pledged	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
June 30, 2020
Borrowings under repurchase arrangements with maturities of 30 days or less	$7,797,998	$19,744	$7,412,866	0.25%
Borrowings under repurchase arrangements with maturities of 31 to 90 days	170,253	443	161,572	0.23
Similar borrowings secured by collateral for structured financings	856	–	856	7.97
	$7,969,107	$20,187	$7,575,294	0.26

December 31, 2019
Borrowings under repurchase arrangements with maturities of 30 days or less	$9,484,275	$27,826	$9,002,527	2.12%
Borrowings under repurchase arrangements with maturities of 31 to 90 days	1,344,437	3,742	1,271,971	1.98
Similar borrowings secured by collateral for structured financings	915	–	915	7.99
	$10,829,627	$31,568	$10,275,413	2.10

Average secured borrowings outstanding were $7.6 billion and $10.2 billion during the quarters ended June 30, 2020 and December 31, 2019, respectively. Average secured borrowings outstanding during the indicated periods differed from respective ending balances primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff.

NOTE 6 — USE OF DERIVATIVES, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

Capstead’s portfolio of derivative financial instruments (“Derivatives”) hedge the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day secured borrowings.  The Company attempts to mitigate exposure to higher interest rates primarily by entering into three-month LIBOR- or OIS-indexed, pay-fixed, receive-variable, interest rate swap agreements for terms between eighteen months and three years. From an economic perspective, this hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the borrowings, leaving the fixed-rate swap payments as the Company’s effective borrowing rate, subject to certain adjustments. Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

The Company discontinued hedge accounting in 2019 for its secured borrowings-related interest rate swaps and, for GAAP purposes, related changes in the fair value are recognized in the Company’s consolidated statements of operations beginning on the de-designation date. Also, for GAAP purposes, related unrealized gains and losses recorded in Accumulated other comprehensive income through the de-designation date are being recognized as a component of interest expense in the Company’s Consolidated Statements of Operations over the remaining lives of these swaps.

During the quarter and six months ended June 30, 2020, Capstead entered into swap agreements with notional amounts of $400 million and $3.20 billion, respectively, requiring fixed-rate interest payments averaging 0.02% and 1.00%. The Company terminated $5.2 billion notional amount of swaps requiring fixed-rate interest payments averaging 1.67% during the six months ended June 30, 2020, all during the first quarter. Also during the quarter and six months ended June 30, 2020, $200 million and $800 million notional amount of swaps requiring fixed-rate interest payments averaging 2.56% and 2.20% matured.  At June 30, 2020 the Company’s swap positions related to secured borrowings had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Third quarter 2020	$200,000	1.64%
Fourth quarter 2020	200,000	2.04
Third quarter 2021	2,500,000	1.25
Fourth quarter 2021	900,000	1.61
First quarter 2022	400,000	1.37
Second quarter 2022	400,000	0.02
	$4,600,000

Subsequent to June 30, 2020, the Company terminated all swaps scheduled to mature in the third and fourth quarters of 2020 and the fourth quarter of 2021 as well as $100 million notional amount scheduled to mature in the third quarter of 2021 totaling $1.4 billion notional amount of swaps requiring fixed-rate interest payments averaging 1.67%.

The Company has three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million and average fixed rates of 4.09% with payment terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings that mature in 2035 and 2036.  These Derivatives, which are designated as cash flow hedges for accounting purposes, hedge the variability of the underlying contractual rate associated with the floating-rate terms of these long-term borrowings.

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

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	June 30	December 31
	Location	2020	2019
Balance sheet-related
Swap agreements in a gain position (an asset) related to secured borrowings	(a)	$–	$733
Eurodollar futures contracts in a gain position	(a)	–	738
Swap agreements in a loss position (a liability) related to
unsecured borrowings	(a)	(49,575)	(29,156)
Related net interest payable	(b)	(559)	(437)
		$(50,134)	$(28,122)
(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Quarter Ended June 30		Six Months Ended June 30
	Net Income	2020	2019	2020	2019
Income statement-related
Components of Secured borrowings-related effects on interest expense:
Amount of gain reclassified from Accumulated other comprehensive income		$–	$–	$–	$7,891
Amortization of unrealized gain, net of unrealized losses on de-designated Derivatives		(122)	6,715	(19)	$9,735
	(a)	(122)	6,715	(19)	17,626
Component of Unsecured borrowings-related effects on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income	(b)	(817)	(364)	(1,399)	(704)
(Increase) decrease in interest expense as a result of the use of Derivatives		$(938)	$6,351	$(1,418)	$16,922

Realized and unrealized loss on non-designated Derivatives (net) related to:
Interest rate swap agreements		$(6,664)	$(74,842)	$(159,888)	$(96,499)
Eurodollar futures		(284)	–	(2,799)	–
	(c)	$(6,948)	$(74,842)	$(162,687)	$(96,499)

Other comprehensive income-related
Amount of loss recognized in Other comprehensive income		$(567)	$(6,746)	$(21,818)	$(15,297)

(a)	Included in “Interest expense: Secured borrowings” on the face of the Consolidated Statements of Operations.
(b)	Included in “Interest expense: Unsecured borrowings” on the face of the Consolidated Statements of Operations.
(c)	Included in “Loss on derivative instruments (net)” on the face of the Consolidated Statement of Operations.

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
June 30, 2020
Counterparty 4	$–	$–	$–	$–	$–	$–
December 31, 2019
Counterparty 4	$6,517	$(5,046)	$1,471	$–	$–	$1,471

(a)

Included in gross amounts of recognized assets at June 30, 2020 are the fair value of exchange-traded swap agreements, calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swaps at June 30, 2020.

(b)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities (a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
June 30, 2020
Derivatives by counterparty:
Counterparty 1	$50,134	$–	$50,134	$–	$(50,134)	$–
Counterparty 4	72,609	(72,609)	–	–	–	–
	122,743	(72,609)	50,134	–	(50,134)	–
Borrowings under repurchase arrangements (d)	7,575,101	–	7,575,101	(7,575,101)	–	–
	$7,697,844	$(72,609)	$7,625,235	$(7,575,101)	$(50,134)	$–
December 31, 2019
Derivatives by counterparty:
Counterparty 1	$29,593	$–	$29,593	$–	$(29,593)	$–
Counterparty 4	21,601	(21,601)	–	–	–	–
	51,194	(21,601)	29,593	–	(29,593)	–
Borrowings under repurchase arrangements (d)	10,286,011	–	10,286,011	(10,286,011)	–	–
	$10,337,205	$(21,601)	$10,315,604	$(10,286,011)	$(29,593)	$–

(a)

Included in gross amounts of recognized liabilities at June 30, 2020 is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange-traded swap agreements (Counterparty 4), calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swap agreements at June 30, 2020.

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

(d)	Amounts include accrued interest payable of $663,000 and $11.5 million on borrowings under repurchase arrangements as of June 30, 2020 and December 31, 2019, respectively.

The amount of unrealized losses, net of unrealized gains, included in Accumulated other comprehensive income (loss) and scheduled to be recognized in the Consolidated Statements of Operations over the next twelve months primarily in the form of a fixed-rate swap payments in excess of current market rates on swaps related to unsecured borrowings and amortization of net unrealized losses on de-designated interest rate swaps totaled $5.6 million at June 30, 2020. Changes in Accumulated other comprehensive income  by component for the quarter and six months ended June 30, 2020 were as follows (in thousands):

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at March 31, 2020	$(52,639)	$46,361	$(6,278)
Activity for the quarter ended June 30, 2020:
Other comprehensive loss (income) before reclassifications	(567)	64,659	64,092
Amounts reclassified from accumulated other comprehensive income	938	—	938
Other comprehensive income	371	64,659	65,030
Balance at June 30, 2020	$(52,268)	$111,020	$58,752

Balance at December 31, 2019	$(31,868)	$45,267	$13,399
Activity for the six months ended June 30, 2020:
Other comprehensive loss before reclassifications	(21,818)	(1,111)	(22,929)
Amounts reclassified from accumulated other comprehensive income	1,418	66,864	68,282
Other comprehensive (loss) income	(20,400)	65,753	45,353
Balance at June 30, 2020	$(52,268)	$111,020	$58,752

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

	June 30, 2020		December 31, 2019
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,412	7.87%	$34,392	7.88%
December 2035 ($40,000 face amount)	39,416	7.64	39,397	7.64
September 2036 ($25,000 face amount)	24,615	7.68	24,603	7.68
	$98,443	7.73	$98,392	7.73

NOTE 8 — CAPITAL TRANSACTIONS

In February 2020, the Company issued 1.6 million shares of common stock through an at-the-market continuous offering program at an average price of $8.21, net of fees and other costs, for net proceeds of $12.9 million. Additional amounts of equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods.

NOTE 9 — FAIR VALUE

The fair value of Capstead’s financial assets and liabilities are influenced by changes in, and market expectations for changes in, interest rates and market liquidity conditions, as well as other factors beyond the control of management.  With the exception of the fair value of Eurodollar futures, all fair values were determined using Level 2 Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  Eurodollar futures are derivative contracts for which Level 1 inputs are used to determine fair value.

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

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

		June 30, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	Level 2	$531	$550	$637	$650
Secured borrowings-related interest rate swap agreements	Level 2	–	–	733	733
Eurodollar futures contracts	Level 1	–	–	738	738
Financial liabilities:
Unsecured borrowings	Level 2	98,443	35,200	98,392	68,100
Unsecured borrowings-related interest rate swap agreements	Level 2	49,575	49,575	29,156	29,156

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
June 30, 2020
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$7,423,367	$110,895	$15,154	$7,519,108
Ginnie Mae	792,060	15,994	715	807,339
Residential mortgage securities classified as held-to-maturity	922	2	–	924

December 31, 2019
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	8,890,949	64,593	23,753	8,931,789
Ginnie Mae	2,284,331	11,560	7,133	2,288,758
Residential mortgage securities classified as held-to-maturity	998	2	–	1,000

	June 30, 2020		December 31, 2019
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position of one year or greater:
Fannie Mae/Freddie Mac	$907,036	$11,184	$2,030,192	$17,069
Ginnie Mae	29,979	390	560,022	5,775
Securities in an unrealized loss position less than one year:
Fannie Mae/Freddie Mac	686,594	3,970	1,473,144	6,684
Ginnie Mae	37,793	325	416,888	1,358
	$1,661,402	$15,869	$4,480,246	$30,886

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value are due to interest rate changes and are not due to credit risk associated with these securities. The unrealized losses on the Company’s investment in ARM Agency Securities were caused by interest rate changes, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. The Company does not intend to sell the investments as of June 30, 2020 and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

NOTE 10 — EQUITY INCENTIVE PLAN

All equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At June 30, 2020, this plan had 2,540,097 shares of common stock remaining available for future issuances.

Long-term Equity-based Awards – Performance-based Restricted Stock Units (“RSUs”)

RSU activity and related information for the six months ended June 30, 2020 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSU awards outstanding at December 31, 2019	538,945	$8.50
Grants	191,314	8.03
Forfeitures	(148,894)	10.52
Unvested RSU awards outstanding at June 30, 2020	581,365	7.83

During the quarter and six months ended June 30, 2020, the Company recognized in Compensation-related expense $368,000 and $638,000, respectively, related to this program. Unrecognized estimated compensation expense for these awards totaled $1.9 million at June 30, 2020, to be expensed over a weighted average period of 1.5 years (assumes estimated attainment levels for the related performance metrics will be met).

Dividends accrue from the date of grant and will be paid in cash to the extent the units convert into shares of common stock following completion of the related performance periods. If these shares do not vest, the related dividends will be forfeited.  Included in Common stock dividends payable at June 30, 2020 are estimated dividends payable pertaining to these awards of $284,000.

Long-term Equity-based Awards – Restricted Stock Awards

Restricted stock award activity for the six months ended June 30, 2020 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2019	615,045	$8.14
Grants	236,708	7.86
Vestings	(112,306)	10.41
Unvested stock awards outstanding at June 30, 2020	739,447	7.71

During the quarter and six months ended June 30, 2020, the Company recognized in Compensation-related expense $433,000 and $866,000, respectively, related to amortization of the grant date fair value of employee stock awards.  In addition, during the quarter and six months ended June 30, 2020, the Company recognized in Other general and administrative expense $131,000 and $263,000, respectively, related to amortization of the grant date fair value of director stock awards.  Unrecognized compensation expense for unvested stock awards for employees and directors totaled $2.8 million as of June 30, 2020, to be expensed over a weighted average period of 1.4 years.

Service-based stock awards issued to non-executive employees and to directors receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Stock awards issued to executives defer the payment of dividends accruing between the grant dates and the end of related service periods.  If these awards do not vest, the related accrued dividends will be forfeited. Included in Common stock dividend payable at June 30, 2020 are estimated dividends payable pertaining to these awards totaling $376,000.

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

Capstead reported for GAAP purposes net income of $23 million and a net loss of $182 million, representing $0.19 and $(2.01) per diluted common share for the quarter and six months ended June 30, 2020, respectively. The Company reported core earnings of $22 million and $42 million, respectively, or $0.18 and $0.34 per diluted common share for the quarter and six months ended June 30, 2020.  See “Reconciliation of GAAP and non-GAAP Financial Measures” for more information on core earnings. The GAAP loss for the six months ended June 30, 2020 includes $163 million in losses on hedging-related derivatives due primarily to declining interest rates and $68 million in losses on the sale of $2.60 billion (basis) in ARM securities late in the first quarter. These sales, together with not replacing portfolio runoff in March and April helped ensure the Company had sufficient flexibility to meet future projected liquidity requirements while maintaining portfolio leverage at comfortable levels given disruptions experienced in the fixed income markets brought on by the novel coronavirus (“COVID-19”) pandemic. The Company resumed replacing runoff in late April. GAAP and core earnings benefited from lower secured borrowings rates primarily due to a total of 150 basis points in reductions in the Fed Funds rate in March and favorable terms on new interest rate swap agreements entered into during the first six months of the year. These benefits more than offset lower portfolio yields due to lower coupon interest rates on loans underlying the Company’s ARM Agency Securities as well as changes in lifetime prepayment estimates.

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital declined $161 million during the first half of 2020 to $1.01 billion at June 30, 2020, consisting of $662 million of common and $251 million of preferred stockholders’ equity (recorded amounts), together with $98 million of unsecured borrowings maturing in 2035 and 2036.

Capstead’s residential mortgage portfolio decreased $2.89 billion during the first half of 2020 to $8.33 billion at June 30, 2020. Secured borrowings decreased $2.7 billion to $7.58 billion as a result of lower portfolio balances.  Portfolio leverage (secured borrowings divided by long-term investment capital) decreased to 7.49 to one at June 30, 2020 from 8.77 to one at December 31, 2019.  Management continuously evaluates portfolio leverage levels in light of changes in market conditions.

COVID-19

An unprecedented, near-total shutdown of the U.S. economy beginning in March due to the COVID-19 pandemic heightened fears of extremely high credit default levels and recession, leading to de-risking occurring at all levels of the fixed income markets. Credit asset pricing came under severe pressure destabilizing fixed income markets and leading to lender margin calls, feeding additional selling as levered and even unlevered investors across the spectrum were forced to sell their most liquid positions to raise cash to meet additional margin calls and/or fund redemptions. Investors were already coming under stress due to declining Treasury rates which led to losses on derivatives held for hedging purposes and variation (valuation-based) margin calls.  As the crisis deepened this additional drain on liquidity became more pronounced and included increased initial (base haircut) margin requirements due to heightened market volatility.  The result at the end of March was sharply falling asset prices even as market interest rates declined.  During this period of extreme volatility, Capstead met all of its funding requirements and maintained sufficient flexibility to meet its liquidity requirements.

Intervention by the Federal Reserve in the form of the buying of fixed-rate Agency Securities since late March helped stabilize this key market sector leading to improved pricing levels for fixed-rate Agency Securities through the second quarter.  While the Federal Reserve has not purchased ARM Agency Securities specifically, these actions also contributed to a more stable operating environment for Capstead, leading to improved pricing levels for ARM Agency Securities.

The Company’s potential liquidity at June 30, 2020 was $500 million and it believes it has ample access to necessary financing through its existing lending counterparties to meet its liquidity needs. See “Utilization of Long-term Investment Capital and Potential Liquidity” for further discussion.

The Company continues to operate portions of its business continuity plan and has not experienced any operational disruption due to its small number of employees who are all able to work remotely. Management will continue to closely monitor the situation and adapt its response as necessary to ensure there are no operational disruptions.

Recent Common Equity Issuances

During February 2020, Capstead issued 1.6 million shares of common stock through an at-the-market continuous offering program at an average issue price of $8.21, net of fees and other costs, for net proceeds of $12.9 million. Additional amounts of equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods.

Book Value per Common Share

Book value per share (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) as of June 30, 2020 was $6.79 per share, an increase of $0.72 per share or 11.8% from March 31, 2020 book value of $6.07 per share, primarily reflecting $0.67 per share in portfolio-related increases in value. Book value declined $1.83 from December 31, 2019 of $8.62 primarily due to derivative-related declines in value.

All but $1 million of Capstead’s residential mortgage investments portfolio and all of its derivatives are recorded at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share. None of the Company’s borrowings are recorded at fair value. See NOTE 9 to the consolidated financial statements (included under Item 1 of this report) for additional disclosures regarding fair values of financial instruments held or issued by the Company.

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

Residential Mortgage Investments

The following table illustrates Capstead’s portfolio of residential mortgage investments for the quarter and six months ended June 30, 2020 (dollars in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Residential mortgage investments, beginning of period	$8,503,171	$11,222,182
Portfolio acquisitions (principal amount)	614,366	1,408,593
Investment premiums on acquisitions	24,249	44,569
Portfolio runoff (principal amount)	(844,722)	(1,756,821)
Sales of investments (basis) (a)	(19,440)	(2,620,297)
Investment premium amortization	(15,388)	(36,079)
Increase in net unrealized gains on securities classified as available-for-sale	65,664	65,753
Residential mortgage investments, end of period	$8,327,900	$8,327,900
Decrease in residential mortgage investments during the indicated periods	$(175,271)	$(2,894,282)
(a)	Portfolio sales that settled during the second quarter of 2020 were entered into during the first quarter and all realized losses associated with these sales were recognized during the first quarter.

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at June 30, 2020 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$2,333,856	3.21%	2.21%	1.65%	2.80%	6.18%	5.9
Freddie Mac Agency Securities	756,755	3.26	2.24	1.76	2.28	5.51	7.5
Ginnie Mae Agency Securities	164,807	3.32	1.69	1.52	1.12	5.53	4.9
Residential mortgage loans	436	4.17	4.69	2.09	1.76	11.25	6.1
(40% of total)	3,255,854	3.23	2.19	1.67	2.59	5.99	6.2
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,769,701	3.05	2.14	1.60	4.09	5.02	52.0
Freddie Mac Agency Securities	1,563,055	3.00	2.21	1.66	4.21	5.03	60.0
Ginnie Mae Agency Securities	627,253	3.68	1.66	1.50	1.00	5.00	43.9
(60% of total)	4,960,009	3.12	2.10	1.61	3.74	5.02	53.5
	$8,215,863	3.16	2.14	1.63	3.29	5.40	34.8
Gross WAC (rate paid by borrowers) (c)		3.79

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At June 30, 2020, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.07.  This table excludes $1 million in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

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

(c)

ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps (and floors) with 200 basis point periodic caps (and floors).  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap. Nearly all ARM securities held by the Company have lifetime floors equal to their net margins. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 67% of current-reset ARMs were subject to periodic caps averaging 1.90%; 24% were subject to initial caps averaging 2.97%; and 8% were subject to lifetime caps averaging 7.01%..  All longer-to-reset ARM securities at June 30, 2020 were subject to initial caps.

(d)

Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

Approximately 24%, or $763 million of the Company’s current-reset ARM securities with average net WACs of 2.70% and fully-indexed WACs of 2.16% will reset in rate for the first time in less than 18 months based on indices in effect at June 30, 2020. After consideration of any applicable initial fixed-rate periods, at June 30, 2020 approximately 90%, 5% and 3% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively, while approximately 2% reset every five years. Approximately 3% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 14 months at June 30, 2020.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

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

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.50 percent of the fair value of pledged residential mortgage pass-through securities at June 30, 2020, relatively consistent with prior year.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $413 million of capital at risk with its lending counterparties at June 30, 2020.  The Company did not have capital at risk with any single counterparty exceeding 6% of total stockholders’ equity at June 30, 2020.

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

As of June 30, 2020, the Company’s secured borrowings totaled $7.58 billion with 19 counterparties at average rates of 0.25%, before the effects of currently-paying interest rate swap agreements.  The Company typically uses interest rate swap agreements with terms between 18 and 36 months and variable rate receipts based on three-month LIBOR or Fed Funds to help mitigate exposure to rising short-term interest rates.  During the first half of 2020, the Company decreased its swap positions by $2.80 billion notional amount. At quarter-end the Company held $4.60 billion notional amount of these derivatives at fixed rates averaging 1.27% with contract expirations occurring at various dates through the second quarter of 2022 and a weighted average expiration of 15 months.

Including the effects of these derivatives, the Company’s residential mortgage investments and secured borrowings had estimated durations at June 30, 2020 of 14 months and nine months, respectively for a net duration gap of approximately five months – see “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivatives such as interest rate swap agreements, Eurodollar futures and longer-maturity secured borrowings, if available at attractive rates and terms.

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

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of June 30, 2020 in comparison with December 31, 2019 (dollars in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Residential mortgage investments	$8,327,900	$7,575,294	$752,606	$377,575
Cash collateral receivable from derivative counterparties, net (c)			54,043	–
Other assets, net of other liabilities			204,683	121,991
Balances as of June 30, 2020:	$8,327,900	$7,575,294	$1,011,332	$499,566	7.49:1

Balances as of December 31, 2019	$11,222,182	$10,275,413	$1,172,125	$537,134	8.77:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
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

The Company’s leverage ratio of 7.49:1 at June 30, 2020 is the result of improved valuations of its existing portfolio, coupled with not fully replacing second quarter portfolio runoff. In light of the volatility experienced in the first quarter, the Company began reinvesting portfolio runoff in late April at attractive levels, replacing all of May and June runoff. The Company expects in the near-term for leverage to remain at or near these levels given current market conditions. Future levels of portfolio leverage will be dependent on many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”).

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

	Quarter Ended June 30				Six Months Ended June 30
	2020		2019		2020		2019
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income (loss)	$22,704	$0.19	$(63,460)	$(0.80)	$(181,949)	$(2.01)	$(71,206)	$(0.95)
Unrealized (gain) loss on non-designated derivative instruments	(2,229)	(0.02)	59,388	0.70	53,953	0.57	85,625	1.01
Realized loss (net) on termination of derivative instruments	1,320	0.01	24,202	0.28	101,885	1.07	24,202	0.28
Amortization of unrealized gain, net of unrealized losses on de-designated derivative instruments	122	0.00	(6,715)	(0.08)	19	0.00	(9,735)	(0.12)
Realized loss on sale of investments	–	–	1,365	0.02	67,820	0.71	1,365	0.02
Core earnings	$21,917	$0.18	$14,780	$0.12	$41,728	$0.34	$30,251	$0.24

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

	Quarter Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Total financing spreads	1.52%	0.34%	1.03%	0.38%
Impact of yields on other interest-earning assets (a)	0.04	0.01	0.02	0.01
Impact of borrowing rates on other interest-paying liabilities (a)	0.09	0.05	0.07	0.05
Impact of amortization of unrealized gain, net of unrealized losses on de-designated Derivatives	0.01	(0.24)	0.00	(0.18)
Impact of net interest cash flows on non-designated Derivatives	(0.41)	0.31	(0.15)	0.24
Financing spreads on residential mortgage investments	1.25	0.47	0.97	0.50
(a)

Other interest-earning assets consist of overnight investments and cash collateral receivable from derivative counterparties. Other interest-paying liabilities consist of unsecured borrowings and, at times, cash collateral payable to interest rate swap counterparties.

RESULTS OF OPERATIONS

	Quarter Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments	$48,133	$85,100	$117,361	$168,907
Related interest expense	(13,055)	(67,945)	(58,328)	(131,724)
	35,078	17,155	59,033	37,183
Other interest income (expense)	(1,878)	(1,300)	(3,379)	(2,769)
	33,200	15,855	55,654	34,414
Other expense:
Loss on derivative instruments (net)	(6,948)	(74,842)	(162,687)	(96,499)
Loss on sale of investments (net)	–	(1,365)	(67,820)	(1,365)
Compensation-related expense	(2,330)	(1,972)	(4,534)	(5,581)
Other general and administrative expense	(1,219)	(1,138)	(2,421)	(2,266)
Miscellaneous other revenue (expense)	1	2	(141)	91
	(10,496)	(79,315)	(237,603)	(105,620)
Net income (loss)	$22,704	$(63,460)	$(181,949)	$(71,206)
Net income (loss) per diluted common share	$0.19	$(0.80)	$(2.01)	$(0.95)
Average diluted shares outstanding	95,887	84,934	95,276	84,914
Core earnings (a)	$21,917	$14,780	$41,728	$30,251
Core earnings per diluted common share (a)	0.18	0.12	0.34	0.24

Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments	2.33%	2.82%	2.42%	2.79%
Other interest-earning assets	0.06	2.00	0.59	2.12
Total average yields	2.29	2.81	2.40	2.78
Average borrowing rates:
Secured borrowings (a)(b)	1.09	2.35	1.45	2.29
Unsecured borrowings	7.72	7.73	7.72	7.71
Total average borrowing rates	1.17	2.40	1.52	2.34
Average total financing spreads	1.52	0.34	1.03	0.38
Average financing spreads on residential mortgage investments(a)	1.25	0.47	0.97	0.50
Average CPR	32.89	26.29	29.80	23.45
Average balance information:
Residential mortgage investments (cost basis)	$8,257	$12,065	$9,691	$12,117
Other interest-earning assets	146	120	144	96
Secured borrowings	7,648	11,193	8,993	11,175
Unsecured borrowings (included in long-term investment capital)	98	98	98	98
Long-term investment capital (“LTIC”)	988	1,149	1,056	1,156
Operating costs as a percentage of average LTIC	1.45%	1.09%	1.32%	1.20%
Return on average common equity capital (c)	10.76	4.98	9.58	5.14

(a)	See “Reconciliation of GAAP and non-GAAP Financing Measures” for a reconciliation of these financial measures and the Company’s rationale for using these non-GAAP financial measures.
(b)

Secured borrowing rates exclude the effects of amortization of the net unrealized gains and losses included in Accumulated other comprehensive income (loss) upon de-designation in 2019 of related derivatives held for hedging purposes of 0.01% and (0.00)% and include net interest cash flows from that date on non-designated derivatives of (0.41)% and (0.15)% for the quarter and six months ended June 30, 2020, respectively, to better compare the components of financing spreads on residential mortgage investments with prior periods.

(c)	Calculated using core earnings less preferred dividends on an annualized basis over average common equity for the period.

Capstead reported for GAAP purposes net income of $23 million and a net loss of $182 million or $0.19 and $(2.01) per diluted common share during the quarter and six months ended June 30, 2020, respectively. This compares to a GAAP net loss of $64 million and $71 million or $(0.80) and $(0.95) per diluted common share for the same periods in 2019.  GAAP net income was negatively impacted primarily in the first quarter by losses on derivatives of $156 million due largely to lower prevailing interest rates and losses on sales of investments of $68 million due to COVID-19 pandemic related disruptions to the fixed income markets.

Capstead’s core earnings, a non-GAAP financial measure, totaled $22 million and $42 million or $0.18 and $0.34 per diluted common share for the quarter and six months ended June 30, 2020, respectively, compared to core earnings of $15 million and $30 million or $0.12 and $0.24 per diluted common share for the same period in 2019.  Core earnings in the first half of 2020 benefited from lower borrowing rates while being partially offset by lower yields on its residential mortgage investments and lower average portfolio balances following asset sales in response to the COVID-19 pandemic in late March.

Interest income on residential mortgage investments was lower by $37 million and $52 million for the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019.  This decrease is attributable to $24 million and $31 million, respectively, in decreases related to lower average portfolio balances and $13 million and $21 million, respectively, in decreases related to lower average yields.

Yields on residential mortgage investments for the quarter and six months ended June 30, 2020 decreased 49 and 37 basis points compared to the same periods in 2019, averaging 2.33% and 2.42%, respectively, primarily due to lower coupon interest rates on loans underlying the Company’s ARM Agency Securities that have reset based on lower prevailing interest rates, as well as lower coupons on acquisitions and other changes in portfolio composition. Yields were also negatively impacted by higher premium amortization compared to the same periods in 2019 due primarily to higher prepayment rates experienced on our portfolio.

Interest expense on secured borrowings was lower by $55 million and $73 million for the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019.  This decrease is attributable to $38 million and $51 million, respectively, in decreases related to lower average borrowing rates and $17 million and $22 million, respectively, in decreases related to lower average borrowings.

Secured borrowing rates, after adjusting for hedging activities, decreased 126 and 84 basis points for the quarter and six months ended June 30, 2020, respectively, compared to the same period in 2019 to average 1.09% and 1.45%. Market conditions contributed to lower borrowing rates, including three 25 basis point decreases in the Federal Funds rate during the last half of 2019 followed by 150 basis points in rate cuts in March 2020. Average fixed-rate swap payment rates were 138 and 153 basis points for the quarter and six months ended June 30, 2020, respectively, compared to 220 and 211 basis points for the same periods in 2019. This decline was largely due to efforts to reposition the swap portfolio to take advantage of declining market interest rates over the course of 2019 and a reduction in swap positions due to asset sales in the first half of 2020. Currently-paying swap balances were lower, averaging $4.37 billion and $5.73 billion for the quarter and six months ended June 30, 2020, respectively, compared to $8.05 billion and $7.69 billion for the same periods in 2019.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Total operating costs, which include Compensation-related expense and Other general and administrative expense, were higher by $439,000 during the quarter ended June 30, 2020 compared to the same period in 2019. For the six months ended June 30, 2020, total operating costs were lower by $891,000 compared to the same period in 2019. The variance between the periods was primarily related to adjustments to short-term incentive compensation in the respective periods.

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

The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” illustrates management’s estimate of additional funds potentially available to the Company at June 30, 2020. The discussion accompanying this table and under “COVID-19” provides insight into the Company’s current liquidity position and perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Secured borrowings totaled $7.58 billion at June 30, 2020, all maturing within 90 days.  Secured borrowings began the year at $10.28 billion and averaged $7.65 billion during the quarter ended June 30, 2020.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses derivatives supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  At quarter-end the Company held $4.60 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the second quarter of 2022 and a weighted average expiration of 15 months. The Company also holds swap agreements effectively locking in lower fixed rates of interest during the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings that mature in 2035 and 2036.  The Company intends to continue to utilize suitable derivatives such as interest rate swap agreements or other derivatives and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

During February 2020, Capstead issued 1.6 million shares of common stock through an at-the-market continuous offering program at an average issue price of $8.21, net of fees and other costs, for net proceeds of $12.9 million. Additional amounts of equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods.

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

Derivatives and longer-maturity secured borrowings transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  Including the effects of derivatives held to hedge changes in secured borrowing rates, at June 30, 2020 the Company’s residential mortgage investments and secured borrowings had estimated durations of approximately 14 months and nine months, respectively, for a net duration gap of approximately five months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable interest rate swap agreements or other derivatives and longer-maturity secured borrowings, if available at attractive rates and terms.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivatives at June 30, 2020 and December 31, 2019, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 1.00%	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: (a)(b)
June 30, 2020	0.00-0.25%	0.66%	(40.6)%	(14.3)%	(0.5)%	(3.6)%
December 31, 2019	1.50-1.75	1.92	1.6	1.2	(0.6)	(3.7)

Projected percentage change in portfolio and related derivative values: (a)
June 30, 2020	0.00-0.25	0.66	0.0	0.1	(0.4)	(0.7)
December 31, 2019	1.50-1.75	1.92	(0.1)	0.0	(0.2)	(0.4)

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

(b)

The change in the projected Down 1.00 and 0.50% scenarios at June 30, 2020 compared to December 31, 2019 primarily relates to the change in interest rate environment caused by the 150 basis point declines in the Federal Funds Rate in March 2020. The model assumes a floor on all pertinent market indices of 0.00% except the Federal Funds Rate, which has no floor. However, borrowing rates cannot decline below 0.15%.

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

Generally, gains or losses are recognized in earnings only if securities are sold; however, if a decline in fair value of a mortgage security below its amortized cost occurs, the difference between amortized cost and fair value would be recognized in earnings as a component of Other income (expense) if the decline was credit-related or it was determined to be more likely than not that the Company will incur a loss via an asset sale.

•

Accounting for derivative instruments – Derivatives are recorded as assets or liabilities and carried at fair value.  Fair values fluctuate with current and projected changes in interest rates and other factors such as the Company’s and its counterparties’ nonperformance risk.  Judgment is required to develop estimated fair values.

The accounting for changes in fair value of each derivative held depends on whether it has been designated as an accounting hedge, as well as the type of hedging relationship identified.  To qualify as a cash flow hedge for accounting purposes, at the inception of the hedge relationship the Company must anticipate and document that the hedge relationship will be highly effective and must monitor ongoing effectiveness on at least a quarterly basis.  As long as the hedge relationship remains highly effective, changes in fair value of the derivative are recorded in Accumulated other comprehensive income.  Changes in fair value of derivatives not held as accounting hedges, or for which the hedge relationship is deemed to no longer be highly effective and as a result hedge accounting is terminated, are recorded in earnings as a component of Other income (expense).

The Company uses derivatives primarily in the form of interest rate swap agreements to hedge the variability in borrowing rates on its secured and unsecured borrowings.  For derivatives designated as accounting hedges, fixed interest payments and variable interest receipts are recorded as an adjustment to interest expense on the related designated borrowings.  For derivatives not designated as accounting hedges, fixed interest payments and variable interest receipts are recorded as a component of Other income (expense).  For derivatives initially designated as an accounting hedge and subsequently de-designated, any unrealized gain or loss included in Accumulated other comprehensive income at the time of de-designation is amortized as an adjustment to interest expense on the related borrowings over the remaining term of the derivatives.   See NOTE 6 to the consolidated financial statements (included under Item 1 of this report) and “Financial Condition – Secured Borrowings” for additional information regarding the Company’s current use of derivatives and its related risk management policies.

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

Item 4.    Controls and Procedures

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2020.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2020.

PART II. — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors during the six months ended June 30, 2020 from those previously disclosed in “Risk Factors” under Part I, Item 1A. of our 2019 Form 10-K and Part II, Item 1A. of our March 2020 Form 10-Q. You should carefully consider the risk factors discussed in our 2019 Form 10-K and March 2020 Form 10-Q, which could materially affect our business, liquidity, earnings, financial condition and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, liquidity, earnings, financial condition and future prospects.

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

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: August 4, 2020	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer

Date: August 4, 2020	By:	/s/ LANCE J. PHILLIPS
Lance J. Phillips
Senior Vice President, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)