Form 10-Q
period 2020-09-30
CAPSTEAD MORTGAGE CORP
filed 2020-11-03
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01par value)	96,480,749 as of November 3, 2020

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

ITEM 1.    FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except pledged and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Residential mortgage investments ($8.06 and $10.83 billion pledged at September 30, 2020 and December 31, 2019, respectively)	$8,274,509	$11,222,182
Cash collateral receivable from derivative counterparties	93,329	65,477
Derivatives at fair value	–	1,471
Cash and cash equivalents	229,788	105,397
Receivables and other assets	141,414	125,474
	$8,739,040	$11,520,001
Liabilities
Secured borrowings	$7,644,830	$10,275,413
Derivatives at fair value	46,529	29,156
Unsecured borrowings	98,468	98,392
Common stock dividend payable	15,158	14,605
Accounts payable and accrued expenses	20,226	28,702
	7,825,211	10,446,268
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
7.50% Cumulative Redeemable Preferred Stock, Series E, 10,329 shares issued and outstanding ($258,226 aggregate liquidation preference) at September 30, 2020 and December 31, 2019	250,946	250,946
Common stock - $0.01 par value; 250,000 shares authorized:
96,481 and 94,606 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	965	946
Paid-in capital	1,267,672	1,252,481
Accumulated deficit	(655,008)	(444,039)
Accumulated other comprehensive income	49,254	13,399
	913,829	1,073,733
	$8,739,040	$11,520,001

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Interest income
Residential mortgage investments	$37,592	$77,693	$154,953	$246,600
Other	20	1,065	441	2,087
	37,612	78,758	155,394	248,687
Interest expense
Secured borrowings	(4,824)	(62,800)	(63,152)	(194,524)
Unsecured borrowings	(1,910)	(1,910)	(5,710)	(5,701)
	(6,734)	(64,710)	(68,862)	(200,225)
	30,878	14,048	86,532	48,462
Other expense
Gain (loss) on derivative instruments (net)	1,510	(9,221)	(161,177)	(105,720)
Loss on sale of investments (net)	–	–	(67,820)	(1,365)
Compensation-related expense	(1,985)	(566)	(6,519)	(6,147)
Other general and administrative expense	(1,321)	(1,123)	(3,742)	(3,389)
Miscellaneous other revenue (expense)	–	58	(141)	149
	(1,796)	(10,852)	(239,399)	(116,472)
Net income (loss)	29,082	3,196	(152,867)	(68,010)
Less preferred stock dividends	(4,842)	(4,842)	(14,526)	(14,526)
Net income (loss) to common stockholders	$24,240	$(1,646)	$(167,393)	$(82,536)

Net income (loss) per common share
Basic and diluted	$0.25	$(0.02)	$(1.76)	$(0.95)

Weighted average common shares outstanding
Basic	95,698	90,945	95,418	86,946
Diluted	96,024	90,945	95,418	86,946

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Net income (loss)	$29,082	$3,196	$(152,867)	$(68,010)

Other comprehensive income
Amounts related to available for sale securities:
Change in net unrealized gain or loss	(12,563)	(2,692)	(13,674)	87,969
Reclassification adjustment for amounts included in net income (loss)	–	–	66,864	1,365
Amounts related to cash flow hedges:
Change in net unrealized gain or loss	2,113	(7,648)	(19,705)	(22,945)
Reclassification adjustment for amounts included in net income (loss)	952	(2,702)	2,370	(19,624)
	(9,498)	(13,042)	35,855	46,765
Comprehensive income (loss)	$19,584	$(9,846)	$(117,012)	$(21,245)

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2020	$250,946	$964	$1,266,976	$(664,749)	$58,752	$912,889
Net income	–	–	–	29,082	–	29,082
Change in unrealized gain on mortgage securities, net	–	–	–	–	(12,563)	(12,563)
Amounts related to cash flow hedges, net	–	–	–	–	3,065	3,065
Cash dividends:
Common – $0.15 per share	–	–	–	(14,499)	–	(14,499)
Preferred – $0.47 per share	–	–	–	(4,842)	–	(4,842)
Other additions to capital	–	1	696	–	–	697
Balance at September 30, 2020	$250,946	$965	$1,267,672	$(655,008)	$49,254	$913,829

Balance at June 30, 2019	$250,946	$855	$1,176,529	$(444,703)	$38,761	$1,022,388
Net income	–	–	–	3,196	–	3,196
Change in unrealized gain on mortgage securities, net	–	–	–	–	(2,692)	(2,692)
Amounts related to cash flow hedges, net	–	–	–	–	(10,350)	(10,350)
Cash dividends:
Common – $0.12 per share	–	–	–	(11,313)	–	(11,313)
Preferred – $0.47 per share	–	–	–	(4,842)	–	(4,842)
Issuance of common stock	–	90	75,012	–	–	75,102
Other additions to capital	–	1	266	–	–	267
Balance at September 30, 2019	$250,946	$946	$1,251,807	$(457,662)	$25,719	$1,071,756

Balance at December 31, 2019	$250,946	$946	$1,252,481	$(444,039)	$13,399	$1,073,733
Net loss	–	–	–	(152,867)	–	(152,867)
Change in unrealized gain on mortgage securities, net	–	–	–	–	53,190	53,190
Amounts related to cash flow hedges, net	–	–	–	–	(17,335)	(17,335)
Cash dividends:
Common – $0.45 per share	–	–	–	(43,577)	–	(43,577)
Preferred – $1.41 per share	–	–	–	(14,525)	–	(14,525)
Issuance of common stock	–	16	12,841	–	–	12,857
Other additions to capital	–	3	2,350	–	–	2,353
Balance at September 30, 2020	$250,946	$965	$1,267,672	$(655,008)	$49,254	$913,829

Balance at December 31, 2018	$250,946	$853	$1,174,880	$(346,570)	$(21,046)	$1,059,063
Net loss	–	–	–	(68,010)	–	(68,010)
Change in unrealized gain on mortgage securities, net	–	–	–	–	89,334	89,334
Amounts related to cash flow hedges, net	–	–	–	–	(42,569)	(42,569)
Cash dividends:
Common – $0.32 per share	–	–	–	(28,557)	–	(28,557)
Preferred – $1.41 per share	–	–	–	(14,525)	–	(14,525)
Issuance of common stock	–	90	75,012	–	–	75,102
Other additions to capital	–	3	1,915	–	–	1,918
Balance at September 30, 2019	$250,946	$946	$1,251,807	$(457,662)	$25,719	$1,071,756

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30
	2020	2019
Operating activities
Net loss	$(152,867)	$(68,010)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of investment premiums	56,135	55,210
Amortization of equity-based awards	2,466	2,048
Amortization of unrealized gain on de-designated hedges	37	(12,854)
Loss on sale of mortgage investments	67,820	1,365
Loss on derivative instruments (net)	146,603	124,539
Other depreciation and amortization	91	81
Net change in receivables, other assets, accounts payable and accrued expenses	(2,892)	12,193
Net cash provided by operating activities	117,393	114,572
Investing activities
Purchases of residential mortgage investments	(2,474,235)	(2,306,131)
Proceeds from sales of residential mortgage investments	2,558,871	303,991
Interest receivable acquired with the purchase of residential mortgage investments	(4,019)	(4,695)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	2,769,631	2,744,563
Redemption of lending counterparty investments	–	5,000
Net cash provided by investing activities	2,850,248	742,728
Financing activities
Proceeds from secured borrowings	64,953,417	104,814,630
Principal payments on secured borrowings	(67,583,999)	(105,501,068)
Decrease in cash collateral receivable from derivative counterparties	(27,852)	(51,714)
Net payments on derivative settlements	(140,042)	(147,791)
Issuance of common stock	12,882	75,195
Other capital stock transactions	(108)	(106)
Dividends paid	(57,548)	(38,531)
Net cash used in financing activities	(2,843,250)	(849,385)
Net change in cash and cash equivalents	124,391	7,915
Cash and cash equivalents at beginning of period	105,397	60,289
Cash and cash equivalents at end of period	$229,788	$68,204

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2020.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”) which replaced the incurred loss impairment methodology in previous GAAP with a methodology that is designed to better reflect expected credit losses. For financial instruments carried at amortized cost, impairment is measured as a current estimate of expected lifetime credit losses. For available-for-sale debt securities in which changes in fair value are recorded in accumulated other comprehensive income, the FASB replaced the write-down of available-for-sale securities under the “other-than-temporarily” impaired model with an allowance for credit losses model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2020 which had no material effect on the Company’s results of operations, financial condition and cash flows primarily due to the limited, if any, credit risk of Agency Securities.

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

Components of the computation of basic and diluted net income (loss) per common share were as follows for the indicated periods (dollars in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Basic net income (loss) per common share
Numerator for basic net income (loss) per common share:
Net income (loss)	$29,082	$3,196	$(152,867)	$(68,010)
Preferred stock dividends	(4,842)	(4,842)	(14,526)	(14,526)
Earnings participation of unvested equity awards	(37)	(25)	(101)	(69)
	$24,203	$(1,671)	$(167,494)	$(82,605)
Denominator for basic net income (loss) per common share:
Average number of shares of common stock outstanding	96,452	91,560	96,162	87,578
Average unvested stock awards outstanding	(754)	(615)	(744)	(632)
	95,698	90,945	95,418	86,946
	$0.25	$(0.02)	$(1.76)	$(0.95)
Diluted net income (loss) per common share
Numerator for diluted net income (loss) per common share	$24,203	$(1,671)	$(167,494)	$(82,605)

Denominator for diluted net income (loss) per common share:
Denominator for basic net income (loss) per common share	95,698	90,945	95,418	86,946
Net effect of dilutive equity awards	326	–	–	–
	96,024	90,945	95,418	86,946
	$0.25	$(0.02)	$(1.76)	$(0.95)

Anti-dilutive securities that could be potentially dilutive in the future that were not included in the computation of diluted net income (loss) per common share include 383,000 and 911,000 equity awards excludable under the treasury stock method for the quarter and nine months ended September 30, 2020. There were 947,000 potentially dilutive securities excluded from the computation of diluted net income (loss) per common share for the quarter and nine months ended September 30, 2019.

NOTE 4 — RESIDENTIAL mortgage investments

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (c)
September 30, 2020
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$56	$–	$56	$56	6.50%	6.26%
ARMs	7,209,369	245,134	7,454,503	7,540,104	2.86	1.82
Ginnie Mae ARMs	700,552	19,621	720,173	733,029	3.48	2.14
	7,909,977	264,755	8,174,732	8,273,189	2.91	1.85
Residential mortgage loans:
Fixed-rate	89	–	89	89	4.84	5.08
ARMs	395	3	398	398	4.16	3.68
	484	3	487	487	4.28	3.92
Collateral for structured financings	819	14	833	833	7.94	7.50
	$7,911,280	$264,772	$8,176,052	$8,274,509	2.91	1.85
December 31, 2019
Agency Securities:
Fannie Mae/Freddie Mac:
Fixed-rate	$83	$–	$83	$83	6.50%	6.34%
ARMs	8,628,656	262,293	8,890,949	8,931,789	3.45	2.66
Ginnie Mae ARMs	2,214,447	69,884	2,284,331	2,288,758	3.53	2.71
	10,843,186	332,177	11,175,363	11,220,630	3.46	2.67
Residential mortgage loans:
Fixed-rate	106	1	107	107	4.84	2.07
ARMs	527	3	530	530	4.15	3.11
	633	4	637	637	4.26	2.94
Collateral for structured financings	900	15	915	915	7.99	7.51
	$10,844,719	$332,196	$11,176,915	$11,222,182	3.46	2.67

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
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

Fixed-rate investments consist of residential mortgage loans and Agency Securities backed by residential mortgage loans with fixed rates of interest. ARMs are adjustable-rate Agency Securities backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period.  After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities typically adjust either annually, semiannually, monthly, or over a rolling twelve month average, based on specified margins over an underlying market index, and are usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of September 30, 2020, the average months to roll for the Company’s $3.01 billion (amortized cost basis) in current-reset ARM investments was approximately six months while the average months to roll for the Company’s $5.17 billion (amortized cost basis) in longer-to-reset ARM investments was approximately 55 months.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Agency Securities Pledged	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
September 30, 2020
Borrowings under repurchase arrangements with maturities of 30 days or less	$6,065,774	$15,052	$5,743,751	0.23%
Borrowings under repurchase arrangements with maturities of 31 to 90 days	1,469,324	3,733	1,400,246	0.23
Borrowings under repurchase arrangements with maturities of greater than 90 days	521,844	1,176	500,000	0.29
Similar borrowings secured by collateral for structured financings	833	–	833	7.94
	$8,057,775	$19,961	$7,644,830	0.24

December 31, 2019
Borrowings under repurchase arrangements with maturities of 30 days or less	$9,484,275	$27,826	$9,002,527	2.12%
Borrowings under repurchase arrangements with maturities of 31 to 90 days	1,344,437	3,742	1,271,971	1.98
Similar borrowings secured by collateral for structured financings	915	–	915	7.99
	$10,829,627	$31,568	$10,275,413	2.10

Average secured borrowings outstanding were $7.45 billion and $10.20 billion during the quarters ended September 30, 2020 and December 31, 2019, respectively. Average secured borrowings outstanding during the indicated periods differed from respective ending balances primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff.

NOTE 6 — USE OF DERIVATIVES, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

Capstead’s portfolio of derivative financial instruments (“Derivatives”) hedge the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day secured borrowings.  The Company attempts to mitigate exposure to higher interest rates typically by entering into three-month London interbank offered rate (“LIBOR”) or OIS-indexed, pay-fixed, receive-variable, interest rate swap agreements for terms between eighteen months and three years. From an economic perspective, this hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a portion of the interest accruing on the borrowings, leaving primarily the fixed-rate swap payments as the Company’s effective borrowing rate. Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

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

During the quarter and nine months ended September 30, 2020, Capstead entered into swap agreements with notional amounts of $1.30 billion and $4.50 billion, respectively, requiring fixed-rate interest payments averaging 0.01% and 0.71%. The Company terminated $1.90 billion and $7.10 billion notional amount of swaps requiring fixed-rate interest payments averaging 1.63% and 1.66% during the quarter and nine months ended September 30, 2020. Also during the nine months ended September 30, 2020, $800 million notional amount of swaps requiring fixed-rate interest payments averaging 2.20% matured.  At September 30, 2020 the Company’s swap positions related to secured borrowings had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Third quarter 2021	$1,900,000	1.15%
First quarter 2022	400,000	1.37
Second quarter 2022	400,000	0.02
Third quarter 2022	1,200,000	0.01
Third quarter 2023	100,000	0.03
	$4,000,000

Subsequent to September 30, 2020, the Company terminated $700 million notional amount of swaps scheduled to mature in the third quarter of 2021 requiring fixed-rate interest payments averaging 1.52%.

The Company has three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million and average fixed rates of 4.09% with payment terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings that mature in 2035 and 2036.  These Derivatives, which are designated as cash flow hedges for accounting purposes, hedge the variability of the underlying contractual rate associated with the floating-rate terms of these long-term borrowings. These Derivatives’ LIBOR-indexed receive rates match the underlying floating-rate terms of the Company’s Unsecured borrowings and therefore any replacement of the LIBOR index on the Derivatives will not have a financial impact because they offset.

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

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	September 30	December 31
	Location	2020	2019
Balance sheet-related
Swap agreements in a gain position (an asset) related to secured borrowings	(a)	$–	$733
Eurodollar futures contracts in a gain position	(a)	–	738
Swap agreements in a loss position (a liability) related to
unsecured borrowings	(a)	(46,529)	(29,156)
Related net interest payable	(b)	(1,100)	(437)
		$(47,629)	$(28,122)
(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Quarter Ended September 30		Nine Months Ended September 30
	Net Income	2020	2019	2020	2019
Income statement-related
Components of Secured borrowings-related effects on interest expense:
Amount of gain reclassified from Accumulated other comprehensive income (loss)		$–	$–	$–	$7,891
Amortization of unrealized gain, net of unrealized losses on de-designated Derivatives		(18)	3,120	(37)	$12,854
	(a)	(18)	3,120	(37)	20,745
Component of Unsecured borrowings-related effects on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income (loss)	(b)	(934)	(418)	(2,333)	(1,121)
(Increase) decrease in interest expense as a result of the use of Derivatives		$(952)	$2,702	$(2,370)	$19,624

Realized and unrealized gain (loss) on non-designated Derivatives (net) related to:
Interest rate swap agreements		$1,510	$(10,262)	$(158,378)	$(106,761)
Eurodollar futures		–	1,041	(2,799)	1,041
	(c)	$1,510	$(9,221)	$(161,177)	$(105,720)

Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income		$2,113	$(7,648)	$(19,705)	$(22,945)

(a)	Included in “Interest expense: Secured borrowings” on the face of the Consolidated Statements of Operations.
(b)	Included in “Interest expense: Unsecured borrowings” on the face of the Consolidated Statements of Operations.
(c)	Included in “Loss on derivative instruments (net)” on the face of the Consolidated Statement of Operations.

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

Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (b)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets (a)	Sheet (a)	Sheet	Instruments	Received	Amount
September 30, 2020
Counterparty 4	$1,107	$(1,107)	$–	$–	$–	$–
December 31, 2019
Counterparty 4	$6,517	$(5,046)	$1,471	$–	$–	$1,471

(a)

Included in gross amounts of recognized assets at September 30, 2020 are the fair value of exchange-traded swap agreements, calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swaps at September 30, 2020.

(b)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities (a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
September 30, 2020
Derivatives by counterparty:
Counterparty 1	$47,629	$–	$47,629	$–	$(47,629)	$–
Counterparty 4	29,655	(29,655)	–	–	–	–
	77,284	(29,655)	47,629	–	(47,629)	–
Borrowings under repurchase arrangements (d)	7,645,701	–	7,645,701	(7,645,701)	–	–
	$7,722,985	$(29,655)	$7,693,330	$(7,645,701)	$(47,629)	$–
December 31, 2019
Derivatives by counterparty:
Counterparty 1	$29,593	$–	$29,593	$–	$(29,593)	$–
Counterparty 4	21,601	(21,601)	–	–	–	–
	51,194	(21,601)	29,593	–	(29,593)	–
Borrowings under repurchase arrangements (d)	10,286,011	–	10,286,011	(10,286,011)	–	–
	$10,337,205	$(21,601)	$10,315,604	$(10,286,011)	$(29,593)	$–

(a)

Included in gross amounts of recognized liabilities at September 30, 2020 is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange-traded swap agreements (Counterparty 4), calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swap agreements at September 30, 2020.

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

(d)	Amounts include accrued interest payable of $1.7 million and $11.5 million on borrowings under repurchase arrangements as of September 30, 2020 and December 31, 2019, respectively.

The amount of unrealized losses, net of unrealized gains, included in Accumulated other comprehensive income (loss) and scheduled to be recognized in the Consolidated Statements of Operations over the next twelve months primarily in the form of a fixed-rate swap payments in excess of current market rates on swaps related to unsecured borrowings and amortization of net unrealized losses on de-designated interest rate swaps totaled $6.1 million at September 30, 2020. Changes in Accumulated other comprehensive income  by component for the quarter and nine months ended September 30, 2020 were as follows (in thousands):

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at June 30, 2020	$(52,268)	$111,020	$58,752
Activity for the quarter ended September 30, 2020:
Other comprehensive loss before reclassifications	2,113	(12,563)	(10,450)
Amounts reclassified from accumulated other comprehensive income (loss)	952	–	952
Other comprehensive loss (income)	3,065	(12,563)	(9,498)
Balance at September 30, 2020	$(49,203)	$98,457	$49,254

Balance at December 31, 2019	$(31,868)	$45,267	$13,399
Activity for the nine months ended September 30, 2020:
Other comprehensive loss before reclassifications	(19,705)	(13,674)	(33,379)
Amounts reclassified from accumulated other comprehensive income	2,370	66,864	69,234
Other comprehensive loss	(17,335)	53,190	35,855
Balance at September 30, 2020	$(49,203)	$98,457	$49,254

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

	September 30, 2020		December 31, 2019
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,421	7.87%	$34,392	7.88%
December 2035 ($40,000 face amount)	39,426	7.64	39,397	7.64
September 2036 ($25,000 face amount)	24,621	7.68	24,603	7.68
	$98,468	7.73	$98,392	7.73

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

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

		September 30, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Residential mortgage loans	Level 2	$487	$500	$637	$650
Secured borrowings-related interest rate swap agreements	Level 2	–	–	733	733
Eurodollar futures contracts	Level 1	–	–	738	738
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	Level 2	500,000	500,050	–	–
Unsecured borrowings	Level 2	98,468	44,500	98,392	68,100
Unsecured borrowings-related interest rate swap agreements	Level 2	46,529	46,529	29,156	29,156

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
September 30, 2020
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$7,454,503	$98,588	$12,987	$7,540,104
Ginnie Mae	720,173	13,307	451	733,029
Residential mortgage securities classified as held-to-maturity	889	2	–	891

December 31, 2019
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	8,890,949	64,593	23,753	8,931,789
Ginnie Mae	2,284,331	11,560	7,133	2,288,758
Residential mortgage securities classified as held-to-maturity	998	2	–	1,000

	September 30, 2020		December 31, 2019
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position of one year or greater:
Fannie Mae/Freddie Mac	$766,235	$9,739	$2,030,192	$17,069
Ginnie Mae	26,214	265	560,022	5,775
Securities in an unrealized loss position less than one year:
Fannie Mae/Freddie Mac	672,510	3,248	1,473,144	6,684
Ginnie Mae	26,997	186	416,888	1,358
	$1,491,956	$13,438	$4,480,246	$30,886

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value are due to interest rate changes and are not due to credit risk associated with these securities. The unrealized losses on the Company’s investment in ARM Agency Securities were caused by interest rate changes, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. The Company does not intend to sell the investments as of September 30, 2020 and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

NOTE 10 — EQUITY INCENTIVE PLAN

All equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At September 30, 2020, this plan had 2,454,061 shares of common stock remaining available for future issuances.

Long-term Equity-based Awards – Performance-based Restricted Stock Units (“RSUs”)

RSU activity and related information for the nine months ended September 30, 2020 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSU awards outstanding at December 31, 2019	538,945	$8.50
Grants	191,314	8.03
Forfeitures	(148,894)	10.52
Unvested RSU awards outstanding at September 30, 2020	581,365	7.83

During the quarter and nine months ended September 30, 2020, the Company recognized in Compensation-related expense $117,000 and $755,000, respectively, related to this program. Unrecognized estimated compensation expense for these awards totaled $1.5 million at September 30, 2020, to be expensed over a weighted average period of 1.4 years (assumes estimated attainment levels for the related performance metrics will be met).

Dividends accrue from the date of grant and will be paid in cash to the extent the units convert into shares of common stock following completion of the related performance periods. If these shares do not vest, the related dividends will be forfeited.  Included in Common stock dividends payable at September 30, 2020 are estimated dividends payable pertaining to these awards of $310,000.

Long-term Equity-based Awards – Restricted Stock Awards

Restricted stock award activity for the nine months ended September 30, 2020 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2019	615,045	$8.14
Grants	322,744	7.39
Vestings	(169,748)	9.98
Unvested stock awards outstanding at September 30, 2020	768,041	7.42

During the quarter and nine months ended September 30, 2020, the Company recognized in Compensation-related expense $433,000 and $1.3 million, respectively, related to amortization of the grant date fair value of employee stock awards.  In addition, during the quarter and nine months ended September 30, 2020, the Company recognized in Other general and administrative expense $149,000 and $412,000, respectively, related to amortization of the grant date fair value of director stock awards.  Unrecognized compensation expense for unvested stock awards for employees and directors totaled $2.7 million as of September 30, 2020, to be expensed over a weighted average period of 1.3 years.

Service-based stock awards issued to non-executive employees and to directors receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Stock awards issued to executives defer the payment of dividends accruing between the grant dates and the end of related service periods.  If these awards do not vest, the related accrued dividends will be forfeited. Included in Common stock dividend payable at September 30, 2020 are estimated dividends payable pertaining to these awards totaling $455,000.

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

Capstead reported for GAAP purposes net income of $29 million, representing $0.25 per diluted common share for the quarter ended September 30, 2020. For the nine months ended September 30, 2020, the Company reported a net loss of $153 million, representing $(1.76) per diluted common share. The Company reported core earnings of $20 million and $62 million, respectively, or $0.16 and $0.49 per diluted common share for the quarter and nine months ended September 30, 2020.  See “Reconciliation of GAAP and non-GAAP Financial Measures” for more information on core earnings. The GAAP loss for the nine months ended September 30, 2020 includes $161 million in losses on hedging-related derivatives due primarily to declining interest rates and $68 million in losses on the sale of $2.62 billion (basis) in ARM securities late in the first quarter. These sales, together with not replacing portfolio runoff in March and April helped ensure the Company had sufficient flexibility to meet future projected liquidity requirements while maintaining portfolio leverage at comfortable levels given disruptions experienced in the fixed income markets brought on by the novel coronavirus (“COVID-19”) pandemic.

The Company resumed replacing runoff in late April. GAAP and core earnings benefited from lower secured borrowings rates primarily due to a total of 150 basis points in reductions in the Fed Funds rate in March and favorable terms on new interest rate swap agreements entered into during the first nine months of the year. These benefits more than offset lower portfolio yields due to lower coupon interest rates on loans underlying the Company’s ARM Agency Securities, higher mortgage prepayment levels as well as changes in lifetime prepayment estimates. Historically low interest rates have led to exceedingly high prepayment speeds across all mortgage products. The Company expects prepayment speeds will remain elevated due to the interest rate market for the remainder of 2020 partially offset by the seasonal impacts of the conclusion of the housing market summer selling season.

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital declined $160 million during the first nine months of 2020 to $1.01 billion at September 30, 2020, consisting of $663 million of common and $251 million of preferred stockholders’ equity (recorded amounts), together with $98 million of unsecured borrowings maturing in 2035 and 2036.

Capstead’s residential mortgage portfolio decreased $2.95 billion during the first nine months of 2020 to $8.27 billion at September 30, 2020. Secured borrowings decreased $2.63 billion to $7.64 billion as a result of lower portfolio balances.  Portfolio leverage (secured borrowings divided by long-term investment capital) decreased to 7.55 to one at September 30, 2020 from 8.77 to one at December 31,

2019.  Management continuously evaluates portfolio leverage levels in light of changes in market conditions.

COVID-19

An unprecedented, near-total shutdown of the U.S. economy beginning in March due to the COVID-19 pandemic heightened fears of extremely high credit default levels and recession, leading to de-risking occurring at all levels of the fixed income markets. Credit asset pricing came under severe pressure destabilizing fixed income markets and leading to lender margin calls, feeding additional selling as levered and even unlevered investors across the spectrum were forced to sell their most liquid positions to raise cash to meet additional margin calls and/or fund redemptions. Investors were already coming under stress due to declining Treasury rates which led to losses on derivatives held for hedging purposes and variation (valuation-based) margin calls.  As the crisis deepened this additional drain on liquidity became more pronounced and included increased initial (base haircut) margin requirements for derivatives due to heightened market volatility.  The result at the end of March was sharply falling asset prices even as market interest rates declined.  During this period of extreme volatility, Capstead met all of its funding requirements and maintained sufficient flexibility to meet its liquidity requirements.

Intervention by the Federal Reserve in the form of the buying of fixed-rate Agency Securities since late March helped stabilize this key market sector leading to improved pricing levels for fixed-rate Agency Securities.  While the Federal Reserve has not purchased ARM Agency Securities specifically, these actions also contributed to a more stable operating environment for Capstead, leading to improved pricing levels for ARM Agency Securities.

The Company’s potential liquidity at September 30, 2020 was $490 million and it believes it has ample access to necessary financing through its existing lending counterparties to meet its liquidity needs. See “Utilization of Long-term Investment Capital and Potential Liquidity” for further discussion.

The Company continues to operate portions of its business continuity plan and has not experienced any operational disruption due to its small number of employees who are all able to work remotely. Management will continue to closely monitor the situation and adapt its response as necessary to avoid any operational disruptions.

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

Book Value per Common Share

Book value per share (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) as of September 30, 2020 was $6.80 per share, an increase of $0.01 per share from June 30, 2020 book value of $6.79 per share. Derivative-related increases in value totaling $0.13 were offset by $0.13 in portfolio-related declines. Book value declined $1.82 from $8.62 as of December 31, 2019 primarily due to derivative-related declines in value throughout the nine months.

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

Residential Mortgage Investments

The following table illustrates Capstead’s portfolio of residential mortgage investments for the quarter and nine months ended September 30, 2020 (dollars in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Residential mortgage investments, beginning of period	$8,327,900	$11,222,182
Portfolio acquisitions (principal amount)	980,740	2,389,333
Investment premiums on acquisitions	40,333	84,902
Portfolio runoff (principal amount)	(1,041,845)	(2,798,666)
Sales of investments (basis)	–	(2,620,297)
Investment premium amortization	(20,056)	(56,135)
(Decrease) increase in net unrealized gains on securities classified as available-for-sale	(12,563)	53,190
Residential mortgage investments, end of period	$8,274,509	$8,274,509
Decrease in residential mortgage investments during the indicated periods	$(53,391)	$(2,947,673)

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at September 30, 2020 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$2,130,244	2.80%	2.09%	1.65%	2.81%	6.63%	5.7
Freddie Mac Agency Securities	689,436	3.00	2.15	1.77	2.26	5.80	7.0
Ginnie Mae Agency Securities	188,406	3.00	1.64	1.51	1.09	5.48	6.1
Residential mortgage loans	398	4.16	4.69	2.10	1.77	11.24	6.0
(37% of total)	3,008,484	2.86	2.07	1.67	2.58	6.37	6.0
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,676,541	2.94	2.04	1.60	4.14	5.02	53.3
Freddie Mac Agency Securities	1,958,282	2.75	2.10	1.66	4.29	5.02	60.8
Ginnie Mae Agency Securities	531,767	3.65	1.62	1.50	1.00	5.00	41.5
(63% of total)	5,166,590	2.94	2.02	1.61	3.87	5.02	54.9
	$8,175,074	2.91	2.04	1.63	3.40	5.52	37.0
Gross WAC (rate paid by borrowers) (c)		3.54

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At September 30, 2020, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.35.  This table excludes approximately $979,000 in fixed-rate agency-guaranteed mortgage pass-through securities, residential mortgage loans and private residential mortgage pass-through securities held as collateral for structured financings.

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

(c)

ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps (and floors) with 200 basis point periodic caps (and floors).  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap. Nearly all ARM securities held by the Company have lifetime floors equal to their net margins. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 73% of current-reset ARMs were subject to periodic caps averaging 1.90%; 18% were subject to initial caps averaging 3.05%; and 9% were subject to lifetime caps averaging 7.37%.  All longer-to-reset ARM securities at September 30, 2020 were subject to initial caps.

(d)

Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

Approximately 18%, or $533 million of the Company’s current-reset ARM securities with average net WACs of 2.69% and fully-indexed WACs of 2.06% will reset in rate for the first time in less than 18 months based on indices in effect at September 30, 2020. After consideration of any applicable initial fixed-rate periods, at September 30, 2020 approximately 91%, 5% and 3% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively, while approximately 1% reset every five years. Approximately 2% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 13 months at September 30, 2020.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

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

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.46 percent of the fair value of pledged residential mortgage pass-through securities at September 30, 2020, relatively consistent with prior year.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $433 million of capital at risk with its lending counterparties at September 30, 2020.  The Company did not have capital at risk with any single counterparty exceeding 6% of total stockholders’ equity at September 30, 2020.

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

As of September 30, 2020, the Company’s secured borrowings totaled $7.64 billion with 19 counterparties at average rates of 0.24%, before the effects of currently-paying interest rate swap agreements.  The Company typically uses interest rate swap agreements with terms between 18 and 36 months and variable rate receipts based on three-month LIBOR or OIS to help mitigate exposure to rising short-term interest rates.  During the first nine months of 2020, the Company decreased its swap positions by $3.40 billion notional amount. At quarter-end the Company held $4.00 billion notional amount of these derivatives at fixed rates averaging 0.69% with contract expirations occurring at various dates through the third quarter of 2023 and a weighted average expiration of 16 months.

Including the effects of these derivatives, the Company’s residential mortgage investments and secured borrowings had estimated durations at September 30, 2020 of 14 months and 10 months, respectively for a net duration gap of approximately four months – see “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivatives such as interest rate swap agreements, Eurodollar futures and longer-maturity secured borrowings, if available at attractive rates and terms.

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

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of September 30, 2020 in comparison with December 31, 2019 (dollars in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Residential mortgage investments	$8,274,509	$7,644,830	$629,679	$260,210
Cash collateral receivable from derivative counterparties, net (c)			46,800	–
Other assets, net of other liabilities			335,818	229,788
Balances as of September 30, 2020:	$8,274,509	$7,644,830	$1,012,297	$489,998	7.55:1

Balances as of December 31, 2019	$11,222,182	$10,275,413	$1,172,125	$537,134	8.77:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
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

In response to significant declines in longer-term interest rates experienced earlier in 2020, the Company reduced portfolio leverage by only replacing a portion of portfolio runoff, selling assets and by taking a measured approach to deploying new common equity capital raised in February. The Company expects in the near-term for leverage to remain at or near these levels given current market conditions. Future levels of portfolio leverage will be dependent on many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”).

Reconciliation of GAAP and non-GAAP Financial Measures

Management believes the presentation of core earnings and core earnings per common share, both non-GAAP financial measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate the Company’s performance and provide investors management’s view of the Company’s economic performance. The Company defines core earnings as GAAP net income (loss) excluding (a) unrealized (gain) loss on derivative instruments, (b) realized loss (gain) on termination of derivative instruments, (c) amortization of unrealized (gain) loss of derivative instruments held at the time of de-designation, and (d) realized loss (gain) on securities. The following reconciles GAAP net income (loss) and net income (loss) per diluted common share to core earnings and core earnings per common share:

	Quarter Ended September 30				Nine Months Ended September 30
	2020		2019		2020		2019
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income (loss)	$29,082	$0.25	$3,196	$(0.02)	$(152,867)	$(1.76)	$(68,010)	$(0.95)
Unrealized (gain) loss on non-designated derivative instruments	(35,419)	(0.37)	(16,952)	(0.19)	18,535	0.20	68,673	0.79
Realized loss (net) on termination of derivative instruments	26,187	0.28	31,673	0.35	128,071	1.34	55,875	0.64
Amortization of unrealized gain, net of unrealized losses on de-designated derivative instruments	18	0.00	(3,119)	(0.03)	37	0.00	(12,854)	(0.15)
Realized loss on sale of investments	–	–	–	–	67,820	0.71	1,365	0.02
Core earnings	$19,868	$0.16	$14,798	$0.11	$61,596	$0.49	$45,049	$0.35

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

	Quarter Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Total financing spreads	1.47%	0.31%	1.16%	0.35%
Impact of yields on other interest-earning assets (a)	0.03	0.00	0.02	0.01
Impact of borrowing rates on other interest-paying liabilities (a)	0.10	0.05	0.08	0.05
Impact of amortization of unrealized gain, net of unrealized losses on de-designated Derivatives	0.00	(0.12)	0.00	(0.16)
Impact of net interest cash flows on non-designated Derivatives	(0.42)	0.21	(0.23)	0.23
Financing spreads on residential mortgage investments	1.18	0.45	1.03	0.48
(a)

Other interest-earning assets consist of overnight investments and cash collateral receivable from derivative counterparties. Other interest-paying liabilities consist of unsecured borrowings and, at times, cash collateral payable to interest rate swap counterparties.

RESULTS OF OPERATIONS

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments	$37,592	$77,693	$154,953	$246,600
Related interest expense	(4,824)	(62,800)	(63,152)	(194,524)
	32,768	14,893	91,801	52,076
Other interest income (expense)	(1,890)	(845)	(5,269)	(3,614)
	30,878	14,048	86,532	48,462
Other expense:
Gain (loss) on derivative instruments (net)	1,510	(9,221)	(161,177)	(105,720)
Loss on sale of investments (net)	–	–	(67,820)	(1,365)
Compensation-related expense	(1,985)	(566)	(6,519)	(6,147)
Other general and administrative expense	(1,321)	(1,123)	(3,742)	(3,389)
Miscellaneous other revenue (expense)	–	58	(141)	149
	(1,796)	(10,852)	(239,399)	(116,472)
Net income (loss)	$29,082	$3,196	$(152,867)	$(68,010)
Net income (loss) per diluted common share	$0.25	$(0.02)	$(1.76)	$(0.95)
Average diluted shares outstanding	96,024	90,945	95,418	86,946
Core earnings (a)	$19,868	$14,798	$61,596	$45,049
Core earnings per diluted common share (a)	0.16	0.11	0.49	0.35

Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments	1.85%	2.76%	2.25%	2.78%
Other interest-earning assets	0.07	2.36	0.43	2.02
Total average yields	1.82	2.75	2.23	2.77
Average borrowing rates:
Secured borrowings (a)(b)	0.67	2.31	1.22	2.30
Unsecured borrowings	7.76	7.77	7.74	7.69
Total average borrowing rates	0.77	2.36	1.30	2.35
Average total financing spreads	1.47	0.31	1.16	0.35
Average financing spreads on residential mortgage investments (a)	1.18	0.45	1.03	0.48
Average CPR	39.97	30.18	33.19	25.69
Average balance information:
Residential mortgage investments (cost basis)	$8,121	$11,267	$9,163	$11,830
Other interest-earning assets	125	180	138	113
Secured borrowings	7,448	10,481	8,474	10,941
Unsecured borrowings (included in long-term investment capital)	98	98	98	98
Long-term investment capital (“LTIC”)	1,018	1,147	1,043	1,153
Operating costs as a percentage of average LTIC	1.29%	0.58%	1.31%	1.11%
Return on average common equity capital (c)	8.94	4.95	9.06	5.08

(a)	See “Reconciliation of GAAP and non-GAAP Financing Measures” for a reconciliation of these financial measures and the Company’s rationale for using these non-GAAP financial measures.
(b)

Secured borrowing rates exclude the effects of amortization of the net unrealized gains and losses included in Accumulated other comprehensive income (loss) upon de-designation in 2019 of related derivatives held for hedging purposes and include net interest cash flows from that date on non-designated derivatives totaling (0.42)% and (0.23)% for the quarter and nine months ended September 30, 2020, respectively, to better compare the components of financing spreads on residential mortgage investments with prior periods.

(c)	Calculated using core earnings less preferred dividends on an annualized basis over average common equity for the period.

Capstead reported for GAAP purposes net income of $29 million representing $0.25 per diluted common share for the quarter ended September 30, 2020. For the nine months ended September 30, 2020, the Company reported a net loss of $153 million, representing $(1.76) per diluted common share. This compares to a GAAP net income of $3 million and a net loss of $68 million or $(0.02) and $(0.95) per diluted common share for the same periods in 2019.  GAAP net income was negatively impacted by losses on derivatives of $161 million due largely to lower prevailing interest rates and losses on sales of investments of $68 million due to COVID-19 pandemic related disruptions to the fixed income markets.

Capstead’s core earnings, a non-GAAP financial measure, totaled $20 million and $62 million or $0.16 and $0.49 per diluted common share for the quarter and nine months ended September 30, 2020, respectively, compared to core earnings of $15 million and $45 million or $0.11 and $0.35 per diluted common share for the same period in 2019.  Core earnings in the first nine months of 2020 benefited from lower borrowing rates while being hampered by lower yields on residential mortgage investments and lower average portfolio balances following asset sales in response to the COVID-19 pandemic in late March.

Interest income on residential mortgage investments was lower by $40 million and $92 million for the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.  This decrease is attributable to $18 million and $50 million, respectively, in decreases related to lower average portfolio balances and $22 million and $42 million, respectively, in decreases related to lower average yields.

Yields on residential mortgage investments for the quarter and nine months ended September 30, 2020 decreased 91 and 53 basis points compared to the same periods in 2019, averaging 1.85% and 2.25%, respectively, primarily due to lower coupon interest rates on loans underlying the Company’s ARM Agency Securities that have reset based on lower prevailing interest rates, as well as lower coupons on acquisitions and other changes in portfolio composition. Yields were also negatively impacted by higher premium amortization compared to the same periods in 2019 due primarily to higher prepayment rates experienced on the portfolio.

Historically low interest rates have led to exceedingly high prepayment speeds across all mortgage products. While ARM securities are priced to incur higher prepayment speeds than fixed rate securities, and fixed rate securities have incurred higher percentage increases than ARM securities over previous levels, the Company’s ARM securities have experienced elevated prepayment speeds ultimately hurting yields on its investments. The Company expects prepayment speeds will remain elevated due to the interest rate market for the remainder of 2020 partially offset by the seasonal impacts of the conclusion of the housing market summer selling season.

Interest expense on secured borrowings was lower by $58 million and $131 million for the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.  This decrease is attributable to $44 million and $94 million, respectively, in decreases related to lower average borrowing rates and $14 million and $37 million, respectively, in decreases related to lower average borrowings.

Secured borrowing rates, after adjusting for hedging activities, decreased 164 and 108 basis points for the quarter and nine months ended September 30, 2020, respectively, compared to the same period in 2019 to average 0.67% and 1.22%. Market conditions contributed to lower borrowing rates, including 75 basis points in decreases to the Federal Funds rate during the last half of 2019 followed by 150 basis points in rate cuts in March 2020. Average fixed-rate swap payment rates were 95 and 137 basis points for the quarter and nine months ended September 30, 2020, respectively, compared to 214 and 212 basis points for the same periods in 2019. This decline was largely due to efforts to reposition the swap portfolio to take advantage of declining market interest rates over the course of 2019 and 2020 and a reduction in swap positions due to asset sales in March 2020. Currently-paying swap balances were lower, averaging

$4.02 billion and $5.16 billion for the quarter and nine months ended September 30, 2020, respectively, compared to $7.29 billion and $7.56 billion for the same periods in 2019.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Total operating costs, which include Compensation-related expense and Other general and administrative expense, were higher by $1.6 million and $725,000 during the quarter and nine months ended September 30, 2020, respectively, compared to the same period in 2019. The variance between the periods was primarily related to adjustments to short- and long-term incentive compensation in the respective periods.

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

The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” illustrates management’s estimate of additional funds potentially available to the Company at September 30, 2020. The discussion accompanying this table and under “COVID-19” provides insight into the Company’s current liquidity position and perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Secured borrowings totaled $7.64 billion at September 30, 2020 with $7.14 billion maturing within 90 days. Secured borrowings began the year at $10.28 billion and averaged $7.45 billion during the quarter ended September 30, 2020.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses derivatives supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  At quarter-end the Company held $4.00 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the third quarter of 2023 and a weighted average expiration of 16 months. The Company also holds swap agreements effectively locking in lower fixed rates of interest during the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings that mature in 2035 and 2036.  Secured borrowings with remaining maturities of greater than six months totaled $500 million at quarter-end with a weighted average remaining maturity of 11 months. The Company intends to continue to utilize suitable derivatives such as interest rate swap agreements or other derivatives and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

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

Derivatives and longer-maturity secured borrowings transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  Including the effects of derivatives held to hedge changes in secured borrowing rates, at September 30, 2020 the Company’s residential mortgage investments and secured borrowings had estimated durations of approximately 14 months and 10 months, respectively, for a net duration gap of approximately four months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable interest rate swap agreements or other derivatives and longer-maturity secured borrowings, if available at attractive rates and terms.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivatives at September 30, 2020 and December 31, 2019, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 1.00%	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: (a)(b)
September 30, 2020	0.00-0.25%	0.69%	(48.6)%	(17.5)%	(0.2)%	(2.9)%
December 31, 2019	1.50-1.75	1.92	1.6	1.2	(0.6)	(3.7)

Projected percentage change in portfolio and related derivative values: (a)
September 30, 2020	0.00-0.25	0.69	0.0	0.1	(0.4)	(0.7)
December 31, 2019	1.50-1.75	1.92	(0.1)	0.0	(0.2)	(0.4)

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

(b)

The change in the projected Down 1.00 and 0.50% scenarios at September 30, 2020 compared to December 31, 2019 primarily relates to the change in interest rate environment caused by the 150 basis point declines in the Federal Funds Rate in March 2020. The model assumes a floor on all pertinent market indices of 0.00% except the Federal Funds Rate, which has no floor. However, borrowing rates cannot decline below 0.15%.

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

For a further discussion of these and other factors that could impact our future results and performance, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2020, as well as our subsequent filings with the SEC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.    Controls and Procedures

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2020.

PART II. — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors during the nine months ended September 30, 2020 from those previously disclosed in “Risk Factors” under Part I, Item 1A. of our 2019 Form 10-K and Part II, Item 1A. of our March 2020 Form 10-Q. You should carefully consider the risk factors discussed in our 2019 Form 10-K and March 2020 Form 10-Q, which could materially affect our business, liquidity, earnings, financial condition and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, liquidity, earnings, financial condition and future prospects.

ITEM 6.    EXHIBITS

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
4.6	Description of Securities. (6)
10.01	Amended and Restated Deferred Compensation Plan.(7)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(8)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(9)
10.04	Third Amended and Restated Incentive Bonus Plan.(7)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	Form of restricted stock agreement for executive employees. (10)
10.07	2018 Long-Term Performance Unit Award Criteria. (10)
10.08	Form of performance unit agreement for executive employees. (10)
10.09	Form of restricted stock agreement for executive employees. (11)
10.10	2019 Long-Term Performance Unit Award Criteria. (11)
10.11	Form of performance unit agreement for executive employees. (11)
10.12	2020 Annual Incentive Compensation Program. (12)
10.13	Form of restricted stock agreement for executive employees. (12)
10.14	2020 Long-Term Performance Unit Award Criteria. (12)
10.15	Form of performance unit agreement for executive employees. (12)
10.16	Form of Change in Control/Severance Agreement for executive officers. (13)
10.17	Sales Agreement, dated October 23, 2019, by and between the Company and the Sales Manager. (14)
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

Exhibit Number	DESCRIPTION
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2019.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-08896) for the quarter ended June 30, 2019
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 4, 2018, for the event dated January 3, 2018.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 7, 2019, for the event dated January 3, 2019.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No.001-08896), filed on January 3, 2020, for the event dated January 2, 2020.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2017.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-08896) for the quarter ended September 30, 2019.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: November 3, 2020	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer

Date: November 3, 2020	By:	/s/ LANCE J. PHILLIPS
Lance J. Phillips
Senior Vice President, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)