Form 10-K
period 2020-12-31
CAPSTEAD MORTGAGE CORP
filed 2021-02-19
CIK 766701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or other such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that Registrant was required to submit such files).  YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☑

At June 30, 2020 the aggregate market value of the common stock held by nonaffiliates, based on the closing sale price of those shares on the New York Stock Exchange reported on June 30, 2020, was $518,208,138

Number of shares of Common Stock outstanding at February 19, 2021:   96,782,617

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the 2021 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

CAPSTEAD MORTGAGE CORPORATION

2020 FORM 10-K ANNUAL REPORT

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

Capstead’s investment strategy involves managing and earning a financing spread on a leveraged portfolio of residential mortgage pass-through securities currently consisting primarily of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae.  Together, these securities are referred to as “Agency Securities,” and are considered to have limited, if any, credit risk.  This strategy differentiates Capstead from its peers because ARM loans underlying its investment portfolio can reset to more current interest rates within a relatively short period of time.  This positions the Company to benefit from a potential recovery in financing spreads that typically contract during periods of rising interest rates and can result in smaller fluctuations in portfolio values compared to portfolios containing a significant amount of fixed-rate mortgage securities.

For further discussion of the Company’s business and financial condition, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Competition

As a residential mortgage REIT that focuses primarily on investing in ARM Agency Securities, Capstead competes for the acquisition of suitable investments with other mortgage REITs, commercial banks, insurance companies, and institutional investors such as private equity funds, mutual funds, pension funds and sovereign wealth funds.  Many of these entities have lower yield requirements as well as greater financial resources and access to capital than the Company.  Increased competition for the acquisition of Agency Securities can result in higher pricing levels for such assets.  In addition, the availability of ARM Agency Securities for purchase in the secondary markets varies substantially with changes in market conditions and ARM origination levels, which have not kept pace with related runoff in recent years.  Although higher pricing levels generally correspond to a higher book value per common share for the Company, higher prices paid for acquisitions can adversely affect portfolio yields and future profitability.

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

Human Capital Resources

As of December 31, 2020, Capstead had 15 employees. The Company believes its employees are among its most important resources and are critical to its continued success. Employees are offered great flexibility to meet personal and family needs. The Company endeavors to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or any other status protected by applicable law. The Company’s basis for hiring, development, training, compensation and advancement at the Company is qualifications, skills, performance and experience. The Company’s compensation program is designed to attract and retain talent and the Company continually assesses and strives to enhance employee satisfaction and engagement. The Company’s employees, many of whom have a long tenure with the Company, are offered regular opportunities to participate in professional development, continuing education, and tuition reimbursement programs.

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

•	liquidity of secondary markets and credit markets, including the availability of financing at reasonable levels and terms to support investing on a leveraged basis;
•	the impact of differing levels of leverage employed;
•	changes in legislation or regulation affecting Agency Securities and similar federal government agencies and related guarantees;
•	deterioration in credit quality and ratings of existing or future issuances of Agency Securities;
•	the effectiveness of risk management strategies;
•	the availability of suitable qualifying investments from both an investment return and regulatory perspective;
•	the availability of new investment capital;
•	our ability to maintain REIT status for U.S. federal income tax purposes;
•	changes in legislation or regulation affecting exemptions for mortgage REITs from regulation under the Investment Company Act of 1940;
•	negative impacts from the ongoing novel coronavirus (“COVID-19”) pandemic including on the U.S. or global economy or on our liquidity, financial condition and earnings;
•	other changes in legislation or regulation affecting the mortgage and banking industries; and
•	changes in general economic conditions, increases in costs and certain other factors.

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

Risks Related to Our Business

Changes in interest rates, whether increases or decreases, may adversely affect our liquidity, financial condition and earnings.  Our earnings depend primarily on the difference between the interest received on our residential mortgage investments and the interest paid on our secured borrowings, adjusted for the effects of derivative financial instruments held for hedging purposes.  Our mortgage investments primarily consist of ARM Agency Securities that generally earn interest at longer-term rates than our borrowings.  Only a portion of coupon interest rates on the ARM loans underlying our securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan. Interest rates on our secured borrowings, which are heavily influenced by federal reserve actions to raise or lower the Fed Funds Rate, that are not effectively fixed through the use of interest rate swap agreements or similar derivatives can rise to levels that may exceed yields on our investments, including in a rising short-term interest rate environment or in an inverted yield curve environment.  This can contribute to lower, or in more extreme circumstances, negative financing spreads and, therefore, adversely affect earnings. During periods of relatively low short term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may adversely affect yields on our ARM securities as the underlying ARM loans reset at lower rates. If declines in these indices exceed declines in our borrowing rates, earnings would be adversely affected.

An increase in prepayments may adversely affect our liquidity, financial condition and earnings.  Prepayment expectations are an essential part of pricing mortgage investments in the marketplace and the speed of prepayments can vary widely from month to month and across individual investments; however prolonged periods of high mortgage prepayments can significantly reduce the expected life of our portfolio.  Therefore, actual yields we realize can be lower due to faster amortization of investment premiums, which can adversely affect earnings.  High levels of mortgage prepayments can also lead to larger than anticipated demands on our liquidity from our lending counterparties.  Additionally, periods of high prepayments can adversely affect pricing for most mortgage investments and, as a result, book value per common share can be adversely affected due to declines in the fair value of our remaining portfolio.

The lack of availability of suitable investments at attractive pricing may adversely affect our earnings.  The pricing of investments is determined by a number of factors including interest rate levels and expectations, market liquidity conditions, and competition among investors for these investments, many of whom have greater financial resources and lower return requirements than us.  We cannot assure investors that we will be able to acquire suitable investments at attractive pricing and in a timely manner to replace portfolio runoff as it occurs or to deploy new capital as it is raised.  Neither can we assure investors that we will maintain the current composition of our investments, consisting primarily of ARM Agency Securities.

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

Our ability to achieve our investment objectives depends on our ability to re-establish or roll maturing secured borrowings on a continuous basis and none of our counterparties are obligated to enter into new borrowing transactions at the conclusion of existing transactions.  During periods of market illiquidity or due to perceived credit deterioration of the collateral pledged or of us, a lender may require that less favorable asset pricing procedures be employed, margin requirements be increased and/or may choose to limit or completely curtail lending to us.  If a counterparty chooses not to roll a maturing borrowing, we must pay off the borrowing, generally with cash available from another secured borrowing arrangement entered into with another counterparty.  If we determine that we do not have sufficient borrowing capacity with our remaining counterparties, we could be forced to sell assets under potentially adverse market conditions, which could result in losses.  An industry-wide reduction in the availability of secured borrowings could adversely affect pricing levels for mortgage investments leading to declines in our liquidity and book value per common share.  Under these conditions, we may determine that it is prudent to sell assets to improve our ability to pledge sufficient collateral to support our remaining borrowings, which could result in losses.  In addition, lower pricing levels for remaining investments will lead to declines in book value per common share.

The COVID-19 pandemic and its economic impact may adversely affect our liquidity, financial condition and earnings. A novel coronavirus (“COVID-19”) pandemic continues to spread throughout the United States and the world. The pandemic has caused significant disruptions and pressure in financial markets. The Federal Reserve has taken a number of actions to support the financial system, including buying agency-guaranteed residential and commercial mortgage securities and reducing the Fed Funds rate by 150 basis points to zero to 25 basis points. These actions are broadly supportive to the mortgage markets, providing stability and lowering funding costs. However, there is no guarantee that the Federal Reserve’s attempts to mitigate the economic impact of COVID-19 will be successful in avoiding an adverse impact on our liquidity, financial condition and earnings.

The significant decrease in economic activity caused by the pandemic has had and may continue to have a significant adverse effect on the ability of mortgage borrowers to meet their obligations. These difficulties, along with the recent declines in interest rates, have led to higher rates of default, forbearance and refinancing resulting in higher prepayments, which have had an adverse impact on yields and could negatively affect the value of our assets. If these conditions continue or become worse, the negative effects on our liquidity, financial condition and earnings may become more severe.

Legislative and additional regulatory actions could adversely affect the availability and/or terms and conditions of secured borrowings and consequently, our liquidity, financial condition and earnings.  The financial system is subject to changes in regulatory capital requirements and other leverage constraints. Any such changes may have a significant impact on the financial markets in general and on our strategy of holding a leveraged portfolio of mortgage investments.  As a result, the availability and/or terms and conditions of secured borrowings could be adversely affected which could adversely affect our liquidity, earnings and book value per common share.

The replacement of LIBOR with an alternative reference rate may adversely affect our liquidity, financial condition and earnings. The Alternative Reference Rates Committee (“ARRC”) selected the Secured Overnight Financing Rate (“SOFR”), an index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as its preferred replacement for LIBOR. SOFR is an observed overnight rate, which differs from LIBOR, which is an estimated forward-looking rate and relies, to some degree, on the expert judgement of submitting panel members. Since SOFR is a secured rate backed by government securities, it does not take into account bank credit risk (as LIBOR does). ARRC has proposed a spread adjustment methodology to reflect and adjust for the historical differences between SOFR and LIBOR in order to make the spread-adjusted rates comparable in a fair and reasonable way. Most of our ARM portfolio, interest rate swap agreements and our unsecured borrowings use LIBOR as a benchmark interest rate and may need to transition to an alternative rate, likely based on SOFR. The transition from LIBOR to an alternative could result in financial market disruptions or significant changes in benchmark rates, adversely affecting our liquidity, financial condition and earnings.

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

We invest in derivative financial instruments such as interest rate swap agreements to mitigate or hedge our interest rate risk, which may adversely affect our liquidity, financial condition and earnings.  We invest in such instruments with the goal of partially offsetting changes in value of our investments as a result of changes in interest rates and achieving more stable borrowing costs over an extended period.  However, these activities may not have the desired beneficial impact on our liquidity, financial condition or earnings.  In addition, counterparties could fail to honor their commitments under the terms of the derivatives or have their credit quality downgraded impairing the value of the derivatives.  In the event of any defaults by counterparties, the Company may have difficulty recovering its cash collateral receivable from its counterparties and may not receive payments provided for under the terms of the derivatives and as a result, the Company may incur losses.

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

Complying with REIT requirements may force us to borrow to make distributions to our stockholders.  As a REIT, we must distribute at least 90% of our annual taxable income (subject to certain adjustments) to our stockholders.  To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income.  In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the federal tax laws.  From time to time, we may generate taxable income greater than our net income for financial reporting purposes, our ability or the ability of our subsidiaries to deduct interest expense from borrowings may be limited under Section 163(j) of the Code or our taxable income may be greater than our cash flow available for distribution to stockholders.  If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax or the 4% excise tax in a particular year.  These alternatives could increase our costs and reduce our long-term investment capital.

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

The New York Stock Exchange trading symbol for Capstead’s common stock is CMO. As of February 11, 2021, the Company had 910 common stockholders of record and depository companies held shares of common stock for approximately 20,426 beneficial owners.

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on Capstead’s common stock, with the yearly percentage change in the cumulative total return on the Russell 2000 Index and the NAREIT Mortgage REIT Index for the five years ended December 31, 2020 assuming the investment of $100 on December 31, 2015 and the reinvestment of dividends.  The stock price and dividend performance reflected in the graph is not necessarily indicative of future performance.

	Year ended December 31
	2015	2016	2017	2018	2019	2020
Capstead Mortgage Corporation	$100.00	$128.53	$118.28	$96.84	$121.93	$99.78
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
NAREIT Mortgage REIT Index	100.00	122.85	147.16	143.45	174.05	141.38

The Company did not repurchase any shares during the fourth quarter of 2020. The timing, manner, price and amount of any future common and preferred issuances and any common stock repurchases will be made in the open market at the Company’s discretion, subject to economic and market conditions, stock price, compliance with federal securities laws and tax regulations as well as blackout periods associated with the dissemination of important Company-specific news.

See Item 12 of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding securities authorized for issuance under equity compensation plans which is incorporated herein by reference.  Capstead did not issue any unregistered securities during the past three fiscal years.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Overview

Capstead operates as a self-managed REIT earning income from investing in a leveraged portfolio of residential mortgage pass-through securities primarily consisting of relatively short-duration ARM Agency Securities, which reset to more current interest rates within a relatively short period of time and are considered to have limited, if any, credit risk.  By investing primarily in ARM Agency Securities, the Company is positioned to benefit from future recoveries in financing spreads that typically contract during periods of rising interest rates and to experience smaller fluctuations in portfolio values compared to leveraged portfolios containing a significant amount of fixed-rate mortgage securities.

Capstead reported for GAAP purposes a net loss of $130 million or $(1.56) per diluted common share in 2020, compared to a 2019 net loss of $35 million or $(0.62) per diluted common share. The Company reported core earnings of $81 million or $0.64 per diluted common share for the year ended December 31, 2020, compared to 2019 core earnings of $64 million or $0.50 per diluted common share. See “Reconciliation of GAAP and non-GAAP Financial Measures” for more information on core earnings.

The GAAP net loss in 2020 includes $160 million in losses on hedging-related derivatives primarily related to declining interest rates and $68 million in losses on the sale of $2.62 billion (basis) in ARM securities late in the first quarter. These sales, together with not fully replacing portfolio runoff during the year helped ensure the Company had sufficient flexibility to meet projected liquidity requirements while maintaining portfolio leverage at comfortable levels given disruptions experienced in the fixed income markets brought on by the COVID-19 pandemic.

Both GAAP and core earnings in 2020 were positively impacted by lower secured borrowings rates primarily due to a total of 150 basis points in reductions in the Fed Funds rate in March and favorable terms on new interest rate swap agreements entered into throughout the year. However, historically low interest rates have led to exceedingly high prepayment speeds across all mortgage products which negatively impacted both GAAP and core earnings in 2020. The Company expects prepayment speeds will remain elevated in 2021.

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting primarily of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital totaled $1.01 billion at December 31, 2020, consisting of $659 million of common and $251 million of preferred stockholders’ equity together with $98 million of unsecured borrowings maturing in 2035 and 2036.

Capstead’s residential mortgage investments decreased $3.28 billion to $7.94 billion at December 31, 2020. Secured borrowings decreased $2.96 billion to $7.32 billion as a result of lower portfolio balances. Portfolio leverage (secured borrowings divided by long-term investment capital) decreased to 7.26 to one at December 31, 2020 from 8.77 to one at December 31, 2019.  Management continuously evaluates portfolio leverage levels in light of changes to market conditions.

COVID-19 Pandemic

An unprecedented, near-total shutdown of the U.S. economy beginning in March due to the COVID-19 pandemic heightened fears of extremely high credit default levels and recession, leading to de-risking occurring at all levels of the fixed income markets. Credit asset pricing came under severe pressure destabilizing fixed income markets and leading to lender margin calls, feeding additional selling as levered and even unlevered investors across the spectrum were forced to sell their most liquid positions to raise cash to meet additional margin calls and/or fund redemptions. Investors were already coming under stress due to declining Treasury rates which led to losses on derivatives held for hedging purposes and variation (valuation-based) margin calls. As the crisis deepened this additional drain on liquidity became more pronounced and included increased initial (base haircut) margin requirements for derivatives due to heightened market volatility. The result was sharply falling asset prices even as market interest rates declined. During this period of extreme volatility, the Company sold a portion of its portfolio late in March and reduced its swap positions in order to ensure it had sufficient flexibility to meet future projected liquidity requirements while maintaining portfolio leverage at comfortable levels.

Intervention by the Federal Reserve beginning in late March in the form of the buying of fixed-rate Agency Securities helped stabilize this key market sector leading to improved pricing levels for fixed-rate Agency Securities. While the Federal Reserve has not purchased ARM Agency Securities specifically, these actions contributed to improved pricing levels for mortgage assets in general and a more stable operating environment for Capstead.

The Company met all of its funding requirements during the year. At December 31, 2020, the Company’s potential liquidity was $524 million and it believes it has ample access to necessary financing through its existing lending counterparties to meet its liquidity needs. See “Utilization of Long-term Investment Capital and Potential Liquidity” for further discussion.

The Company continues to operate portions of its business continuity plan in response to the pandemic and has not experienced any operational disruption due to its small number of employees who are all able to work remotely. Management will continue to closely monitor the situation and adapt its response as necessary to avoid any operational disruptions.

Common Equity Issuances

During February 2020, Capstead issued 1.6 million shares of common stock through an at-the-market continuous offering program at an average issue price of $8.21, net of fees and other costs, for net proceeds of $12.9 million. During 2019 the Company completed a public offering for nine million shares of common stock raising $75 million for a net price of $8.34 after underwriting discounts and offering expenses. Additional amounts of equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods.

Book Value per Common Share

Book value per common share (total stockholder’s equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) as of December 31, 2020 was $6.76, a decrease of $1.86 or 21.6% from December 31, 2019 book value of $8.62, primarily reflecting $1.60 in derivative-related declines in value along with $0.70 of declines related to the $2.62 billion of portfolio sales late in the first quarter. These declines were partially offset by $0.41 in portfolio valuation-related increases.

All of Capstead’s residential mortgage investments portfolio and its derivatives are recorded at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per share of common stock. None of the Company’s borrowings are recorded at fair value. Fair value is impacted by market conditions, including changes in interest rates, and the availability of financing at reasonable rates and leverage levels, among other factors. See NOTE 8 to the Consolidated Financial Statements for additional disclosures regarding fair values of financial instruments held or issued by the Company.

Residential Mortgage Investments

The following table illustrates the progression of Capstead’s portfolio of residential mortgage investments for the indicated periods (in thousands):

	As of and for the year ended December 31
	2020	2019	2018
Residential mortgage investments, beginning of year	$11,220,630	$11,962,948	$13,450,793
Portfolio acquisitions (principal amount)	3,061,142	3,239,372	2,251,425
Investment premiums on acquisitions	112,200	76,788	51,231
Portfolio runoff (principal amount)	(3,797,847)	(3,751,895)	(3,602,678)
Sales of investments (cost basis)	(2,620,297)	(305,356)	–
Investment premium amortization	(77,560)	(73,740)	(115,333)
Change in net unrealized gains on securities classified as available-for-sale	39,284	72,513	(72,490)
Residential mortgage investments, end of year	$7,937,552	$11,220,630	$11,962,948
Decrease in residential mortgage investments	$(3,283,078)	$(742,318)	$(1,487,845)

Capstead’s investment strategy focuses on managing a portfolio of residential mortgage investments primarily consisting of ARM Agency Securities.  Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed by Fannie Mae and Freddie Mac, which are government-sponsored enterprises, or Ginnie Mae, which is an agency of the federal government.  Federal government support for Fannie Mae and Freddie Mac has largely alleviated market concerns regarding the ability of Fannie Mae and Freddie Mac to fulfill their guarantee obligations.

By focusing primarily on investing in ARM Agency Securities, changes in fair value caused by changes in interest rates are typically relatively modest compared to changes in fair value of longer-duration fixed-rate assets.  Declines in fair value caused by increases in interest rates are generally recoverable in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then-current interest rate environment.  This investment strategy positions the Company to benefit from potential recoveries in financing spreads that typically contract during periods of rising interest rates.

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at December 31, 2020 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$2,034,759	2.48%	1.98%	1.65%	2.84%	6.92%	5.9
Freddie Mac Agency Securities	653,411	2.72	2.07	1.77	2.22	6.08	7.6
Ginnie Mae Agency Securities	169,632	2.70	1.62	1.51	1.09	5.80	6.3
(36% of total)	2,857,802	2.55	1.98	1.67	2.59	6.66	6.3
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,462,143	2.86	1.95	1.60	4.24	5.03	54.8
Freddie Mac Agency Securities	2,085,258	2.62	1.99	1.65	4.19	5.03	61.7
Ginnie Mae Agency Securities	447,798	3.65	1.60	1.50	1.00	5.00	38.6
(64% of total)	4,995,199	2.83	1.93	1.61	3.93	5.03	56.2
	$7,853,001	2.73	1.95	1.63	3.44	5.62	38.1
Gross WAC (rate paid by borrowers) (c)		3.36

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At December 31, 2020, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.57.

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

ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps.  Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap.  For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At year-end, 74% of current-reset ARM securities were subject to periodic caps averaging 1.90%; 18% were subject to initial caps averaging 3.04%; 8% were subject to lifetime caps averaging 7.67%.. All longer-to-reset ARM securities at December 31, 2020 were subject to initial caps.

(c)	Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated date.

ARM securities held by Capstead are backed by mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period.  These coupon interest rate adjustments are usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  After the initial fixed-rate period, if applicable, the coupon interest rates of mortgage loans underlying the Company’s ARM securities typically adjust either (a) annually based on specified margins over the one-year London interbank offered rate (“LIBOR”) or the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”), (b) semiannually based on specified margins over six-month LIBOR, or (c) monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index. Fannie Mae and Freddie Mac began accepting ARM loans based on the Secured Overnight Financing Rate (“SOFR”) in August 2020 and stopped accepting LIBOR-based ARM loans after December 2020 due to the scheduled discontinuation of LIBOR in December 2021.  The Company expects to continue investing in Agency ARM Securities backed by a variety of indices including new SOFR-based ARM securities.

Approximately 22% of the Company’s current-reset ARM securities are scheduled to reset in rate within three months, 33% are scheduled to reset in rate between four and six months, and 40% are scheduled to reset in rate between seven and 12 months. Approximately 18%, or $490 million of the Company’s current-reset ARM securities with average net WACs of 2.72% and fully-indexed WACs of 1.97% will reset in rate for the first time in less than 18 months based on indices in effect at December 31, 2020. After consideration of any applicable initial fixed-rate periods, at December 31, 2020 approximately 90%, 5% and 3% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively, while approximately 2% reset every five years. At December 31, 2020 approximately 2% of the Company’s portfolio was backed by interest-only loans, with remaining interest-only payment periods averaging 11 months.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

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

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.4 percent of the fair value of pledged residential mortgage pass-through securities at December 31, 2020.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $410 million of capital at risk with its lending counterparties at December 31, 2020.  The Company did not have capital at risk with any single counterparty exceeding 6% of total stockholders’ equity at December 31, 2020.

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

As of December 31, 2020, the Company’s secured borrowings totaled $7.32 billion with 19 counterparties at average rates of 0.21%, before the effects of currently-paying interest rate swap agreements.  The Company typically uses two- and three-year term interest rate swap agreements with variable rate receipts primarily based on SOFR (previously LIBOR) or Fed Funds to help mitigate exposure to rising short-term interest rates.  During 2020, the Company took advantage of declining market rates to replace $9.4 billion of longer-term swaps with new two- and three-year contracts at significantly lower rates to the benefit of future earnings. At year-end the Company held $2.97 billion notional amount of portfolio financing-related interest rate swap agreements at fixed rates averaging 0.04%, with contract expirations occurring at various dates through the fourth quarter of 2023 and a weighted average expiration of 22 months.

Including the effects of these derivatives, the Company’s residential mortgage investments and secured borrowings had estimated durations at December 31, 2020 of 14 and 10½ months, respectively, for a net duration gap of approximately 3½ months – see “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements, Eurodollar futures and longer-maturity secured borrowings, if available at attractive rates and terms.

Utilization of Long-term Investment Capital and Potential Liquidity

Capstead’s investment strategy involves managing an appropriately leveraged portfolio of primarily ARM Agency Securities that management believes can produce attractive risk-adjusted returns over the long term, while reducing, but not eliminating, sensitivity to changes in interest rates.  The potential liquidity inherent in the Company’s unencumbered residential mortgage investments is as important as the actual level of cash and cash equivalents carried on the balance sheet because secured borrowings generally can be increased or decreased on a daily basis to meet cash flow requirements and otherwise manage capital resources efficiently.  Potential liquidity is affected by, among other factors:

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

As of December 31, 2020, the Company’s utilization of its long-term investment capital and its estimated potential liquidity were as follows in comparison with December 31, 2019 (dollars in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Residential mortgage investments	$7,937,552	$7,319,083	$618,469	$266,857
Cash collateral receivable from derivative counterparties, net (c)			32,927	–
Other assets, net of other liabilities			357,260	257,180
Balances as of December 31, 2020:	$7,937,552	$7,319,083	$1,008,656	$524,037	7.26:1

Balances as of December 31, 2019	$11,220,630	$10,274,498	$1,172,125	$537,134	8.77:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
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

In order to efficiently manage its liquidity and capital resources, Capstead attempts to maintain sufficient liquidity reserves to fund borrowing and derivative margin calls under stressed market conditions, including margin calls resulting from monthly principal payments (remitted to the Company 20 to 45 days after any given month-end), as well as reasonably possible declines in the market value of pledged assets and derivative positions.  Should market conditions deteriorate, management may reduce portfolio leverage and increase liquidity by raising new equity capital, selling mortgage securities and/or curtailing the replacement of portfolio runoff.  Additionally, the Company routinely does business with a large number of lending counterparties, which bolsters financial flexibility to address challenging market conditions and limits exposure to any individual counterparty. As of December 31, 2020, Capstead did not have any off-balance sheet arrangements.

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

Reconciliation of GAAP and non-GAAP Financial Measures

Management believes the presentation of core earnings and core earnings per common share, both non-GAAP financial measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate the Company’s performance and provides investors with management’s view of the Company’s economic performance. The Company defines core earnings as GAAP net income (loss) excluding (a) unrealized gains or losses on derivative instruments, (b) realized gains or losses on termination of derivative instruments, (c) amortization of unrealized gains or losses of derivative instruments held at the time of de-designation, and (d) realized gains or losses on securities. The Company’s presentation of core earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations.

The following reconciles GAAP net (loss) income and net (loss) income per diluted common share to core earnings and core earnings per common share (dollars in thousands, except per share amounts):

	2020		2019		2018
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net (loss) income	$(129,573)	$(1.56)	$(35,338)	$(0.62)	$50,072	$0.34
Unrealized (gain) loss on non-designated derivative instruments	(7,455)	(0.08)	17,656	0.20	–	–
Realized loss on termination of non-designated derivative instruments	149,942	1.57	95,187	1.07	–	–
Amortization of unrealized gain, net of unrealized losses on de-designated derivative instruments	529	0.00	(14,712)	(0.17)	–	–
Realized loss on sale of investments	67,820	0.71	1,365	0.02	—	—
Core earnings	$81,263	$0.64	$64,158	$0.50	$50,072	$0.34

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

	2020	2019	2018	2017	2016
Total financing spreads	1.16%	0.41%	0.33%	0.55%	0.64%
Impact of yields on other interest-earning assets*	0.03	0.00	0.00	0.01	0.02
Impact of borrowing rates on other interest- paying liabilities*	0.08	0.05	0.05	0.05	0.06
Impact of amortization of unrealized gain, net of unrealized losses on de-designated derivative instruments	0.00	(0.14)	–	–	–
Impact of net cash flows received on non-designated derivative instruments	(0.20)	0.21	–	–	–
Financing spreads on residential mortgage investments	1.07	0.53	0.38	0.61	0.72

*

Other interest-earning assets consist of overnight investments and cash collateral receivable from derivative counterparties. Other interest-paying liabilities consist of unsecured borrowings and, at times, cash collateral payable to derivative counterparties.

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

Under IRC 857(b)(9), REIT common dividends declared in the fourth quarter of a calendar year with a record date prior to year-end and a payable date in January of the following year will be included in total distributions in the year declared only to the extent of available earnings and profits.  As a result, such fourth quarter common dividends may be pro-rated between tax years or may not be taxable until the following year.  Capstead’s common dividend declared in the fourth quarter of 2020 will be treated entirely as a 2021 distribution.  Common dividends declared in the fourth quarters of 2019 and 2018 were treated entirely as 2020 and 2019 distributions, respectively. Characterization of common distributions allocable to 2020, 2019 and 2018 tax years were as follows:

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Ordinary income	$-	-%	$-	-%	$0.38262	63.8%
Return of capital	0.60000	100.0	0.40000	100.0	0.21738	36.2
Total	$0.60000	100.0	$0.40000	100.0	$0.60000	100.0

Common distributions characterized as return on capital reduce the tax basis of related shares and are nontaxable to a recipient unless cumulative return of capital distributions received by a recipient exceed tax cost basis, in which case the excess is reportable as capital gain.

REIT preferred dividends are subject to the same spillover provisions under IRC 857(b)(9), although proration between tax years usually results in 100% of such dividends being included in total distributions in the year declared. All preferred dividends allocable to 2018 were characterized as ordinary income. However, Capstead did not have earnings and profits to distribute in 2019 and 2020. Accordingly, preferred dividends declared and paid in 2019 and 2020 are characterized as a nontaxable return of capital. Further, preferred dividends declared in December of 2019 and 2020 and payable in January of 2020 and 2021 will be treated entirely as 2020 and 2021 distributions, respectively.

If in future years the Company realizes gains on sales of assets, a portion of its dividends may be characterized as long-term capital gains, provided such gains exceed available capital loss carryforwards. Any such capital gain distributions would be reported as long-term capital gains and would generally be taxed at lower rates than distributions of ordinary income. Unutilized capital loss carryforwards totaling $17.5 million expired in 2019. At December 31, 2020 the Company had remaining net capital loss carryforwards of $1.3 million that expire after 2024 and $66.9 million that expire after 2025.

At December 31, 2020, the Company had net operating loss (NOL) carryforwards totaling $13 million generated in 2019 and $77 million generated in 2020. Under the provisions of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), NOLs no longer expire, but a taxpayer can only offset up to 80% of its income in any given year with an NOL. Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) of 2020, the 80% limitation is deferred to tax years starting after December 31, 2020. For tax years beginning before January 1, 2021, a taxpayer can offset 100% of its income in any given year with an NOL.

See the investor relations section of the Company’s website at www.capstead.com for additional dividend characterization information. Due to the complex nature of applicable tax rules, it is recommended that stockholders consult their tax advisors to ensure proper tax treatment of dividends received.

RESULTS OF OPERATIONS

	Year ended December 31
	2020	2019	2018
Income statement data: (in thousands, except per share data)
Interest income on residential mortgage investments	$186,261	$320,109	$274,733
Related interest expense	(67,891)	(246,140)	(206,881)
	118,370	73,969	67,852
Other interest income (expense)	(7,146)	(4,822)	(5,859)
	111,224	69,147	61,993
Other (expense) income:
Loss on derivative instruments (net)	(159,547)	(90,578)	–
Loss on sale of investments (net)	(67,820)	(1,365)	–
Compensation-related expense	(8,278)	(8,197)	(7,759)
Other general and administrative expense	(5,011)	(4,494)	(4,527)
Miscellaneous other revenue	(141)	149	365
	(240,797)	(104,485)	(11,921)
Net (loss) income	$(129,573)	$(35,338)	$50,072
Net (loss) income per diluted common share	$(1.56)	$(0.62)	$0.34
Average diluted common shares outstanding	95,492	88,722	91,230
Core earnings (a)	$81,263	$64,158	$50,072
Core earnings per diluted common share (a)	0.64	0.50	0.34

Key operating statistics: (dollars in millions)
Average yields:
Residential mortgage investments	2.10%	2.75%	2.12%
Other interest-earning assets	0.35	2.10	1.76
Total average yields	2.07	2.75	2.12
Average borrowing rates:
Secured borrowings (a)(b)	1.03	2.22	1.74
Unsecured borrowings	7.74	7.74	7.75
Total average borrowing rates	1.11	2.27	1.79
Average total financing spreads	1.16	0.41	0.33
Average financing spreads on residential mortgage investments(a)	1.07	0.53	0.38
Average CPR	34.56	26.62	22.89
Average balance information:
Residential mortgage investments (cost basis)	$8,888	$11,627	$12,944
Other interest-earning assets	135	135	99
Secured borrowings	8,205	10,752	11,884
Unsecured borrowings (included in long-term investment capital)	98	98	98
Long-term investment capital (“LTIC”)	1,036	1,158	1,258
Operating costs as a percentage of average LTIC	1.28%	1.10%	0.98%
Return on average common equity capital (c)	9.01	5.54	3.38
(a)	See “Reconciliation of GAAP and non-GAAP Financial Measures” for a reconciliation of these financial measures and the Company’s rationale for using these non-GAAP financial measures.
(b)

To better compare the components of financing spreads on residential mortgage investments with prior periods, secured borrowing rates exclude the effects of amortization of the net unrealized gains and losses included in Accumulated other comprehensive income (loss) upon de-designation on March 1, 2019 of related derivatives held for hedging purpose of 0.00% and (0.14)%, and include net interest cash flows from that date on non-designated derivatives of (0.20)% and 0.21% during 2020 and 2019, respectively.

(c)	Calculated using core earnings less preferred dividends on an annualized basis over average common equity for the period.

2020 Compared to 2019

Capstead reported for GAAP purposes a net loss of $130 million or $(1.56) per diluted common share during 2020. This compares to a net loss of $35 million or $(0.62) per diluted common share for 2019. GAAP net loss was negatively affected during 2020 primarily by losses on hedging-related derivatives of $160 million due largely to lower prevailing interest rates and losses on sales of investments of $68 million due to COVID-19 pandemic related disruptions to the fixed income markets.

Capstead’s core earnings, a non-GAAP financial measure, totaled $81 million or $0.64 per diluted common share during 2020, compared to core earnings of $64 million or $0.50 per diluted common share for 2019.  Core earnings in 2020 benefited from lower borrowing rates while being hampered by lower yields on residential mortgage investments and lower average portfolio balances following asset sales in response to the COVID-19 pandemic in late March.

Interest income on residential mortgage investments was lower by $134 million in 2020 compared to 2019.  The decrease is attributable to $67 million in decreases related to lower average yields and $67 million in decreases related to lower average portfolio balances during 2020.

Yields on residential mortgage investments were 65 basis points lower, averaging 2.10% during 2020, compared to 2.75% reported for 2019, primarily due to lower coupon interest rates on loans underlying the Company’s ARM Agency Securities that have reset based on lower prevailing interest rates, as well as lower coupons on acquisitions and other changes in portfolio composition. Yields were also negatively impacted by higher premium amortization compared to 2019 due primarily to higher prepayment rates experienced on the portfolio.

Historically low interest rates have led to exceedingly high prepayment speeds across all mortgage products as homeowners have taken advantage of this opportunity to refinance their mortgage loans. While ARM securities are priced to incur higher prepayment speeds than fixed rate securities, and fixed rate securities have incurred higher percentage increases than ARM securities over previous levels, the Company’s ARM securities have experienced elevated prepayment speeds ultimately hurting yields on its investments. The Company expects prepayment speeds will remain elevated due to the interest rate environment in 2021.

Interest expense on secured borrowings was lower by $178 million in 2020 compared to 2019. The decrease is attributable to $130 million in decreases related to lower average borrowing rates and $48 million in decreases related to lower average borrowings during 2020.

Secured borrowing rates, after adjusting for hedging activities, decreased 119 basis points to average 1.03% in 2020, compared to 2.22% reported for 2019. Market conditions contributed to lower borrowing rates, including 75 basis points in decreases to the Federal Funds rate during the last half of 2019 followed by 150 basis points in rate cuts in March 2020. Average fixed-rate swap payments were 1.19% in 2020 compared to 2.07% in 2019. This decline was due to efforts to reposition the swap portfolio to take advantage of declining market interest rates and maturing high-cost swap positions over the course of 2019 and 2020, as well as a reduction in swap positions due to asset sales in March 2020. Swap balances were lower, averaging $4.75 billion in 2020 compared to $7.46 billion reported for 2019. Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Other interest expense (net) during 2020 was lower due to a 175 basis point decrease in rates on overnight investments and cash collateral receivable from derivative counterparties. Borrowing costs on the Company’s $100 million face amount of outstanding unsecured borrowings are effectively fixed utilizing swap agreements with matching terms.

Operating costs of $13 million were higher in 2020 compared to 2019 by $598,000, primarily due to higher long-term incentive program accruals. Capstead remains a highly efficient investment platform, particularly compared to other mortgage REITs. Key components of the Company’s operating efficiency include its internally-managed structure and agency-focused investment strategy.

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

The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” illustrates management’s estimate of additional funds potentially available to the Company at December 31, 2020. The discussion accompanying this table and under “COVID-19 Pandemic” provides insight into the Company’s current liquidity position and perspective on what level of portfolio leverage to employ under current market conditions. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

Future borrowings are dependent upon the willingness of lenders to participate in the financing of mortgage investments, lender collateral requirements and the lenders’ determination of the fair value of the investments pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Secured borrowings began 2020 at $10.28 billion, averaged $8.21 billion during the year, and ended the year at $7.32 billion, with $6.82 billion maturing within 90 days and $500 million maturing within 12 months.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses derivatives supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  At year-end the Company held $3.0 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the fourth quarter of 2023 and a weighted average expiration of 22 months. At December 31, 2020, the Company expects to have no net cash obligations related to secured borrowings-related interest rate swap agreements after considering the variable-rate payments owed to the Company under the agreements’ terms based on market interest rate expectations as of year-end. Additionally, the Company entered into swap agreements effectively locking in lower fixed rates of interest during the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings that mature in 2035 and 2036.  The Company’s cash obligation on these borrowings and related swap agreements is $7 million annually until maturity. The Company intends to continue to utilize suitable derivative financial instruments such as interest rate swap agreements or other derivatives and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

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

Interest Rate Risk

Because Capstead’s residential mortgage investments consist almost entirely of Agency Securities, which are considered to have limited, if any, credit risk, interest rate risk is the primary market risk faced by the Company.  Interest rate risk is highly sensitive to a number of factors, including economic conditions, government fiscal policy, central bank monetary policy and banking regulation.  By focusing primarily on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to fixed-rate portfolios.  These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then-current interest rate environment.  This strategy also positions the Company to benefit from future recoveries in financing spreads that typically contract during periods of rising interest rates.

Derivatives and longer-maturity secured borrowings lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  After consideration of derivative positions held to hedge changes in secured borrowing rates, at December 31, 2020 the Company’s residential mortgage investments and secured borrowings had estimated durations of 14 and 10½ months, for a net duration gap of approximately 3½ months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements or other derivatives and longer-maturity secured borrowings, if available at attractive rates and terms.

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

This model is the primary tool used by management to assess the direction and magnitude of changes in net interest margins and portfolio values resulting solely from changes in interest rates.  Key modeling assumptions include mortgage prepayment speeds, adequate levels of market liquidity, current market conditions, index floors and portfolio leverage levels. These assumptions are inherently uncertain and, as a result, modeling cannot precisely estimate the impact of higher or lower interest rates.  Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, other changes in market conditions, changes in management strategies and other factors.

The following table reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivative financial instruments at December 31, 2020 and 2019, subject to the modeling parameters described above.

	Federal Funds Rate	10-Year U.S. Treasury Rate	Down 1.00%	Down 0.50%	Up 0.50%	Up 1.00%
Projected 12-month percentage change in net interest margins: (a)(b)
December 31, 2020	0.00-0.25%	0.92%	11.3%	5.0%	(3.4)%	(9.0)%
December 31, 2019	1.50-1.75	1.92	1.6	1.2	(0.6)	(3.7)
Projected percentage change in portfolio and related derivative values: (a)
December 31, 2020	0.00-0.25	0.92	(0.1)	-	(0.4)	(0.7)
December 31, 2019	1.50-1.75	1.92	(0.1)	-	(0.2)	(0.4)

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

(b)

The change in the projected Down 1.00 and 0.50% scenarios at December 31, 2020 compared to December 31, 2019 primarily relates to the significant declines seen in interest rates during 2020. The model assumes a floor on all pertinent market indices of 0.00% except the Federal Funds rate and borrowing rates, which have no assumed floor.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capstead Mortgage Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capstead Mortgage Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Residential mortgage investments – Debt Securities

Description of the Matter

Residential mortgage investments totaled $7.94 billion at December 31, 2020, consisting of Agency Securities classified as available-for-sale.  As explained in Note 2 and Note 8 of the consolidated financial statements, residential mortgage investments are carried at fair value at each reporting date with unrealized gains and losses reported as a separate component of Accumulated other comprehensive income (loss). Fair values are influenced by current and projected changes in interest rates, prepayment expectations, market liquidity conditions and other factors including consideration of recent trading activity for similar investments and pricing levels.

Auditing the Company’s accounting for certain securities within its residential mortgage investments portfolio was complex due to the estimation uncertainty in determining the fair value as these securities, which represent 1.95% of the portfolio of Residential mortgage investments, tend to have higher uncertainty in prepayment expectations, less recent trading activity or variability in pricing levels.

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
February 19, 2021

Consolidated Balance Sheets

(In thousands, except pledged and per share amounts)

	December 31
	2020	2019
Assets
Residential mortgage investments ($7.71 and $10.83 billion pledged at December 31, 2020 and 2019, respectively)	$7,937,552	$11,220,630
Cash collateral receivable from derivative counterparties	74,411	65,477
Derivatives at fair value	–	1,471
Cash and cash equivalents	257,180	105,397
Receivables and other assets	136,107	127,026
	$8,405,250	$11,520,001
Liabilities
Secured borrowings	$7,319,083	$10,274,498
Derivatives at fair value	41,484	29,156
Unsecured borrowings	98,493	98,392
Common stock dividend payable	15,281	14,605
Accounts payable and accrued expenses	20,746	29,617
	7,495,087	10,446,268
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized: 7.50% Cumulative Redeemable Preferred Stock, Series E, 10,329 shares issued and outstanding ($258,226 aggregate liquidation preference) at December 31, 2020 and 2019	250,946	250,946
Common stock - $0.01 par value; 250,000 shares authorized: 96,481 and 94,606 shares issued and outstanding at December 31, 2020 and 2019, respectively	965	946
Paid-in capital	1,268,439	1,252,481
Accumulated deficit	(651,071)	(444,039)
Accumulated other comprehensive income	40,884	13,399
	910,163	1,073,733
	$8,405,250	$11,520,001

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31
	2020	2019	2018
Interest income
Residential mortgage investments	$186,261	$320,109	$274,733
Other	474	2,789	1,752
	186,735	322,898	276,485
Interest expense
Secured borrowings	(67,891)	(246,140)	(206,881)
Unsecured borrowings	(7,620)	(7,611)	(7,611)
	(75,511)	(253,751)	(214,492)
Net interest income	111,224	69,147	61,993
Other (expense) income:
Loss on derivative instruments (net)	(159,547)	(90,578)	–
Loss on sale of investments (net)	(67,820)	(1,365)	–
Compensation-related expense	(8,278)	(8,197)	(7,759)
Other general and administrative expense	(5,011)	(4,494)	(4,527)
Miscellaneous other (expense) revenue	(141)	149	365
	(240,797)	(104,485)	(11,921)
Net (loss) income	(129,573)	(35,338)	50,072
Less preferred stock dividends	(19,368)	(19,368)	(19,368)
Net (loss) income available to common stockholders	$(148,941)	$(54,706)	$30,704

Basic and diluted net (loss) income per common share	$(1.56)	$(0.62)	$0.34

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31
	2020	2019	2018
Net (loss) income	$(129,573)	$(35,338)	$50,072
Other comprehensive income (loss)
Amounts related to available-for-sale securities:
Change in net unrealized gain or loss	(27,580)	71,148	(72,490)
Reclassification adjustment for amounts included in net (loss) income	66,864	1,365	–
Amounts related to cash flow hedges:
Change in net unrealized gain or loss	(15,621)	(17,080)	25,716
Reclassification adjustment for amounts included in net (loss) income	3,822	(20,988)	(36,390)
	27,485	34,445	(83,164)
Comprehensive loss	$(102,088)	$(893)	$(33,092)

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2017	250,946	957	1,271,425	(346,570)	62,118	1,238,876
Net income	–	–	–	50,072	–	50,072
Change in unrealized gain on mortgage securities, net	–	–	–	–	(72,490)	(72,490)
Amounts related to cash flow hedges, net	–	–	–	–	(10,674)	(10,674)
Cash dividends:
Common – $0.49 per share	–	–	(13,759)	(30,704)	–	(44,463)
Preferred – $1.875 per share	–	–	–	(19,368)	–	(19,368)
Common stock repurchases	–	(107)	(84,487)	–	–	(84,594)
Other additions to capital	–	3	1,701	–	–	1,704
Balance at December 31, 2018	250,946	853	1,174,880	(346,570)	(21,046)	1,059,063
Net loss	–	–	–	(35,338)	–	(35,338)
Change in unrealized gain on mortgage securities, net	–	–	–	–	72,513	72,513
Amounts related to cash flow hedges, net	–	–	–	–	(38,068)	(38,068)
Cash dividends:
Common – $0.47 per share	–	–	–	(42,763)	–	(42,763)
Preferred – $1.875 per share	–	–	–	(19,368)	–	(19,368)
Issuance of common stock	–	90	75,012	–	–	75,102
Other additions to capital	–	3	2,589	–	–	2,592
Balance at December 31, 2019	$250,946	$946	$1,252,481	$(444,039)	$13,399	$1,073,733
Net loss	–	–	–	(129,573)	–	(129,573)
Change in unrealized gain on mortgage securities, net	–	–	–	–	39,284	39,284
Amounts related to cash flow hedges, net	–	–	–	–	(11,799)	(11,799)
Cash dividends:
Common – $0.60 per share	–	–	–	(58,091)	–	(58,091)
Preferred – $1.875 per share	–	–	–	(19,368)	–	(19,368)
Issuance of common stock	–	16	12,841	–	–	12,857
Other additions to capital	–	3	3,117	–	–	3,120
Balance at December 31, 2020	$250,946	$965	$1,268,439	$(651,071)	$40,884	$910,163

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31
	2020	2019	2018
Operating activities:
Net (loss) income	$(129,573)	$(35,338)	$50,072
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Amortization of investment premiums	77,560	73,740	115,333
Amortization of equity-based awards	3,234	2,724	1,783
Amortization of unrealized loss (gain) on de-designated hedges	529	(14,712)	–
Loss on sale of mortgage investments	67,820	1,365	–
Loss on derivative instruments (net)	142,483	112,834	–
Other depreciation and amortization	124	110	110
Net change in receivables, other assets, accounts payable and accrued expenses	(3,834)	14,331	(2,102)
Net cash provided by operating activities	158,343	155,054	165,196
Investing activities:
Purchases of residential mortgage investments	(3,173,342)	(3,316,158)	(2,302,656)
Proceeds from sales of residential mortgage investments	2,558,871	303,991	–
Interest receivable acquired with the purchase of residential mortgage investments	(5,024)	(6,422)	(4,476)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	3,772,086	3,751,570	3,607,459
Redemption of lending counterparty investment	–	5,000	–
Net cash provided by investing activities	3,152,591	737,981	1,300,327
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	82,969,163	138,721,910	173,854,358
Principal payments on repurchase arrangements and similar borrowings	(85,924,578)	(139,425,767)	(175,205,622)
(Increase) decrease in cash collateral receivable from interest rate swap counterparties	(8,934)	(33,680)	10,709
Net payments on interest rate swap settlements	(130,793)	(130,802)	(8,734)
Common stock repurchases	–	–	(84,594)
Issuance of common stock	12,882	75,195	–
Other capital stock transactions	(108)	(106)	(72)
Dividends paid	(76,783)	(54,677)	(75,186)
Net cash used in financing activities	(3,159,151)	(847,927)	(1,509,141)
Net change in cash and cash equivalents	151,783	45,108	(43,618)
Cash and cash equivalents at beginning of year	105,397	60,289	103,907
Cash and cash equivalents at end of year	$257,180	$105,397	$60,289

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1 — BUSINESS

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas.  Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.”  Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities currently consisting primarily of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae, Freddie Mac, or by an agency of the federal government, Ginnie Mae. Together, these securities are referred to as “Agency Securities” and are considered to have limited, if any, credit risk.

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

Recent Accounting Pronouncements

In June 2016, Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”) was issued which replaced the incurred loss impairment methodology in previous GAAP with a methodology that is designed to better reflect expected credit losses. For financial instruments carried at amortized cost, impairment is measured as a current estimate of expected lifetime credit losses. For available-for-sale debt securities in which changes in fair value are recorded in accumulated other comprehensive income, the write-down of available-for-sale securities under the “other-than-temporarily” impaired model was replaced with an allowance for credit losses model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2020 which had no material effect on the Company’s results of operations, financial condition and cash flows primarily due to the limited, if any, credit risk of Agency Securities.

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

Financial Assets

Capstead’s financial assets consist of Agency Securities classified as available-for-sale and carried at fair value with net unrealized gains and losses reported as a separate component of Accumulated other comprehensive income.  Interest is recorded as income when earned.  Investment premiums and discounts are recognized as adjustments to interest income by the interest method over the expected life of the related financial assets.  Realized gains and losses from any financial asset sales are recorded as a component of Other (expense) income.  The specific identification method is used to determine the cost of financial assets sold. Financial assets are reviewed for potential impairment at each balance sheet date.  Impairments of investments in mortgage securities can occur with changes in the Company’s intent or ability to hold the mortgage securities until any declines in fair value are recovered and as a result of adverse changes in the financial condition of the issuer(s) such that a full recovery of cost basis is no longer expected.  The amount of any such impairment is measured by comparing the recorded amount of the security to its fair value.  If the decline in fair value is credit-related, an allowance for credit losses would be recognized in earnings as a component of Other (expense) income. If it was determined to be more likely than not that the Company will incur a loss via an asset sale, the difference between amortized cost and fair value would be recognized in earnings as a component of Other (expense) income.

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

The Company uses Derivatives primarily in the form of interest rate swap agreements to hedge the variability in borrowing rates on its secured and unsecured borrowings. If designated as accounting hedges, related fixed interest payments and variable interest receipts are recorded as an adjustment to interest expense on the related designated borrowings. If not designated as accounting hedges, fixed interest payments and variable interest receipts are recorded as a component of Other (expense) income. For Derivatives initially designated as accounting hedges and subsequently de-designated, unrealized gain or loss included in Accumulated other comprehensive income at the time of de-designation is amortized as an adjustment to interest expense on the related borrowings over the remaining term of the Derivatives.

Derivatives create exposure to credit risk related to the potential for failure on the part of counterparties to honor their commitments.  In addition, the Company is required to post collateral primarily based on any declines in the market value of the Derivatives.  In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the Derivatives.  Pursuant to regulatory changes implemented in 2013, most Derivatives held at December 31, 2020 were entered into through Derivative exchanges established in part to mitigate credit risk.

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

Long-term Incentive Compensation

Capstead provides its employees and its directors with long-term incentive compensation in the form of equity-based awards.  Equity-based compensation costs are initially measured at the estimated fair value of the awards on the grant date developed using appropriate valuation methodologies.  Valuation methodologies used and subsequent expense recognition is dependent upon each award’s service and performance conditions, the latter also referred to as performance metrics. Capstead has elected not to estimate future award forfeitures when valuing equity-based awards and adjusts compensation costs as actual forfeitures occur.

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

Income Taxes

Capstead Mortgage Corporation and its qualified REIT subsidiaries have elected to be taxed as a REIT.  As a result, Capstead is not taxed on taxable income distributed to stockholders if certain REIT qualification tests are met.  Capstead’s policy is to distribute 100% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Internal Revenue Code (the “Code”), which may extend into the subsequent taxable year.  The Company may find it advantageous from time to time to elect taxable REIT subsidiary status for certain of its subsidiaries in which case taxable income of any such subsidiary would be subject to federal and, where applicable, state or local income taxes.  Any such income taxes are accounted for using the liability method.  Related deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company has not recognized any liabilities for unrecognized tax benefits using a “more likely than not” threshold for the recognition and measurement of the financial statement effects of tax positions taken on a tax return filing.  Should any such liabilities be recognized in future periods, the Company will record related interest and penalties in Other general and administrative expense.

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

Diluted net income (loss) per common share is computed by dividing the numerator used to compute basic net income (loss) per common share by the denominator used to compute basic net income (loss) per common share, further adjusted for the dilutive effect, if any, of equity awards and shares of preferred stock when and if convertible into shares of common stock.  Shares of the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock are contingently convertible into shares of common stock only upon the occurrence of a change in control and subject to the conditions set forth in our charter and therefore are not considered dilutive securities absent such an occurrence.  Any unvested equity awards that are deemed participating securities are included in the calculation of diluted net income (loss) per common share, if dilutive, under either the two-class method or the treasury stock method, depending upon which method produces the more dilutive result.  The following table illustrates the computation of basic and diluted net income (loss) per common share for the indicated periods (dollars in thousands, except per share amounts).

	Year ended December 31
	2020	2019	2018
Basic net income (loss) per common share
Numerator for basic net income (loss) per common share:
Net (loss) income	$(129,573)	$(35,338)	$50,072
Preferred stock dividends	(19,368)	(19,368)	(19,368)
Earnings participation of unvested equity awards	(137)	(100)	(102)
	$(149,078)	$(54,806)	$30,602
Denominator for basic net income (loss) per common share:
Average number of shares of common stock outstanding	96,242	89,349	91,565
Average unvested stock awards outstanding	(750)	(627)	(451)
	95,492	88,722	91,114

	$(1.56)	$(0.62)	$0.34
Diluted net income (loss) per common share
Numerator for basic net income (loss) per common share	$(149,078)	$(54,806)	$30,602

Denominator for basic net income (loss) per common share	95,492	88,722	91,114
Net effect of dilutive equity awards	-	-	116
	95,492	88,722	91,230

	$(1.56)	$(0.62)	$0.34

Anti-dilutive securities that could be potentially dilutive in the future that were not included in the computation of diluted net income (loss) per common share include equity awards for 902,000 and 947,000 shares of common stock excludable under the treasury stock method for years ended December 31, 2020 and 2019, respectively. There were no potentially dilutive securities excluded from the computation of year ended December 31, 2018.

NOTE 4 — RESIDENTIAL MORTGAGE INVESTMENTS

Residential mortgage investments classified by collateral type and interest rate characteristics were as follows as of the indicated dates (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (b)
December 31, 2020
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$6,982,650	$252,921	$7,235,571	$7,310,089	2.67%	2.14%
Ginnie Mae ARMs	599,726	17,704	617,430	627,463	3.39	1.80
	$7,582,376	$270,625	$7,853,001	$7,937,552	2.73	2.10

December 31, 2019
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$8,628,739	$262,293	$8,891,032	$8,931,872	3.45%	2.72%
Ginnie Mae ARMs	2,214,447	69,884	2,284,331	2,288,758	3.53	2.85
	$10,843,186	$332,177	$11,175,363	$11,220,630	3.46	2.75

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
(b)

Net WAC, or weighted average coupon, is the weighted average interest rate of the mortgage loans underlying the indicated investments net of servicing and other fees as of the indicated balance sheet date.  Net WAC is expressed as a percentage calculated on an annualized basis on the unpaid principal balances of the mortgage loans underlying these investments.

(c)

Average yield is presented for the year then ended, and is based on the cash component of interest income expressed as a percentage on average amortized cost basis (the “cash yield”) less the effects of amortizing investment premiums.  Investment premium amortization is determined using the interest method and incorporates actual and anticipated future mortgage prepayments.

Agency Securities are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed. The maturity of Agency Securities is directly affected by prepayments of principal on the underlying mortgage loans.  Consequently, actual maturities will be significantly shorter than the portfolio’s weighted average contractual maturity of 292 months.

Capstead’s ARM Agency Securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period.  After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities typically either (i) adjust annually based on specified margins over the one-year London interbank offered rate (“LIBOR”) or the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”), (ii) adjust semiannually based on specified margins over six-month LIBOR, or (iii) adjust monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.

Capstead classifies its ARM investments based on average number of months until coupon reset (“months to roll”).  Months to roll is an indicator of asset duration which is a measure of market price sensitivity to interest rate movements.  A shorter duration generally indicates less interest rate risk.  Current-reset ARM investments have months to roll of less than 18 months while longer-to-reset ARM investments have months to roll of 18 months or greater.  As of December 31, 2020, the average months to roll for the Company’s $2.9 billion (amortized cost basis) in current-reset ARM investments was 6.3 months while the average months to roll for the Company’s $5.0 billion (amortized cost basis) in longer-to-reset ARM investments was 56.2 months.

During 2020 and 2019, the Company sold available-for-sale securities using the specific identification method for proceeds totaling $2.56 billion and $304.7 million recognizing zero and $405,000 in gross realized gains and $67.8 million and $1.8 million in gross realized losses. The Company did not sell any securities during 2018.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
December 31, 2020
Borrowings under repurchase arrangements secured by Agency securities with maturities of 30 days or less	$5,249,989	$12,597	$4,972,181	0.21%
Borrowings under repurchase arrangements secured by Agency securities with maturities of 31 to 90 days	1,939,034	4,225	1,846,902	0.20
Borrowings under repurchase arrangements secured by Agency securities with maturities greater than 90 days	522,969	1,167	500,000	0.29
	$7,711,992	$17,989	$7,319,083	0.21

December 31, 2019
Borrowings under repurchase arrangements secured by Agency securities with maturities of 30 days or less	$9,484,275	$27,826	$9,002,527	2.12%
Borrowings under repurchase arrangements secured by Agency securities with maturities of 31 to 90 days	1,344,437	3,742	1,271,971	1.98
	$10,828,712	$31,568	$10,274,498	2.10

Average secured borrowings outstanding were $8.21 billion and $10.8 billion during 2020 and 2019, respectively. Average secured borrowings outstanding differed from respective year-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales. Interest paid on Secured borrowings, including related Derivative cash flows, totaled $105.0 million, $232.2 million, $213.7 million and million during 2020, 2019, and 2018, respectively.

NOTE 6 — USE OF DERIVATIVES, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

Capstead’s portfolio of Derivatives hedge the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day secured borrowings. The Company attempts to mitigate exposure to higher interest rates primarily by entering into pay-fixed, receive-variable, interest rate swap agreements for terms between eighteen months and three years. From an economic perspective, this hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the borrowings, leaving the fixed-rate swap payments as the Company’s effective borrowing rate, subject to certain adjustments. Additionally, changes in fair value of these Derivatives tend to offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

The Company discontinued hedge accounting in March 2019 for its secured borrowings-related interest rate swaps and, for GAAP purposes, related changes in fair value are recorded in the Company’s consolidated statements of operations beginning on the de-designation date. Also, for GAAP purposes related net unrealized gains recorded in Accumulated other comprehensive income through the de-designation date are being recognized as a component of interest expense in the Company’s consolidated statements of operations over the contractual terms of these swaps.

During 2020 Capstead entered into swap agreements with notional amounts totaling $5.77 billion requiring fixed-rate interest payments averaging 0.57% for periods between eighteen months and three years commencing on various dates between January 2020 and December 2020. During 2020, $800 million notional amount of swaps requiring fixed-rate interest payments averaging 2.20% matured.  The Company also terminated $9.40 billion notional amount of swaps requiring fixed-rate interest payments averaging 1.54% during 2020. At December 31, 2020, the Company’s portfolio financing-related swap positions, all of which were either SOFR- or OIS-indexed, had the following characteristics (dollars in thousands):

Period of Contract Expiration	Swap Notional Amounts	Average Fixed Rates
Second quarter 2022	$400,000	0.02%
Third quarter 2022	1,200,000	0.01
Fourth quarter 2022	900,000	0.07
Third quarter 2023	100,000	0.03
Fourth quarter 2023	374,500	0.09
	$2,974,500

The Company has three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million and average fixed rates of 4.09% with 20-year payment terms coinciding with the floating-rate terms of the Company’s Unsecured borrowings that mature in 2035 and 2036. These Derivatives, which are designated as cash flow hedges for accounting purposes, hedge the variability of the underlying benchmark interest rate associated with the floating-rate terms of these long-term borrowings. These Derivatives’ LIBOR-indexed receive rates match the underlying floating-rate terms of the Company’s Unsecured borrowings and therefore the eventual replacement of the LIBOR index on these Derivatives is not expected to have any financial impact.

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

The fair value of exchange-traded swap agreements hedging Secured borrowings is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a fair value amount representing the unsettled fair value of these Derivatives. Non-exchange traded swap agreements held as cash flow hedges of Unsecured borrowings are reported at fair value calculated excluding accrued interest. At December 31, 2020, Cash collateral receivable from derivative counterparties includes initial margin for all Derivatives and variation margin for non-exchange traded Derivatives. Accrued interest for non-exchange traded swap agreements is included in Accounts payable and accrued expenses.

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	December 31
	Location	2020	2019
Balance sheet-related
Swap agreements in a gain position (an asset) related to secured borrowings	(a)	$–	$733
Eurodollar futures contracts in a gain position	(a)	–	738
Swap agreements in a loss position (a liability) related to unsecured borrowings	(a)	(41,484)	(29,156)
Related net interest payable	(b)	(597)	(437)
		$(42,081)	$(28,122)

(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Year ended December 31
	Net (Loss) Income	2020	2019	2018
Income statement-related
Components of Secured borrowings-related effects on interest expense:
Amount of gain reclassified from Accumulated other comprehensive income		$–	$7,891	$38,292
Amount of unrealized gain, net of unrealized losses on de-designated Derivatives		(529)	14,712	–
	(a)	(529)	22,603	38,292
Component of Unsecured borrowings-related effects on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income	(b)	(3,293)	(1,616)	(1,902)
(Increase) decrease in interest expense as a result of the use of Derivatives		$(3,822)	$20,987	$36,390

Realized and unrealized (loss) gain on non-designated Derivatives (net) related to:
Interest rate swap agreements		$(156,748)	$(91,791)	$–
Eurodollar futures		(2,799)	1,213	–
	(c)	$(159,547)	$(90,578)	$–

Other comprehensive income-related
Amount of (loss) gain recognized in Other comprehensive income (loss)		$(15,621)	$(17,080)	$25,716
(a)	Included in “Interest expense: Secured borrowings” on the face of the Statements of Operations.
(b)	Included in “Interest expense: Unsecured borrowings” on the face of the Statements of Operations.
(c)	Included in “Loss on derivative instruments (net)” on the face of the Statement of Operations.

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

Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (b)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets (a)	Sheet (a)	Sheet	Instruments	Received	Amount
December 31, 2020
Counterparty 4	$2,673	$(2,673)	$–	$–	$–	$–
December 31, 2019
Counterparty 4	$6,517	$(5,046)	$1,471	$–	$–	$1,471

(a)

Included in gross amounts of recognized assets at December 31, 2020 is the fair value of exchange-traded swap agreements, calculated including accrued interest. Included in gross amounts offset in the balance sheet are variation margin amounts associated with these swaps at December 31, 2020.

(b)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities(a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
December 31, 2020
Derivatives by counterparty:
Counterparty 1	$42,082	$–	$42,082	$–	$(42,082)	$–
Counterparty 4	257	(257)	–	–	–	–
	42,339	(257)	42,082	–	(42,082)	–
Borrowings under repurchase arrangements (d)	7,320,090	–	7,320,090	(7,320,090)	–	–
	$7,362,429	$(257)	$7,362,172	$(7,320,090)	$(42,082)	$–
December 31, 2019
Derivatives by counterparty:
Counterparty 1	$29,593	$–	$29,593	$–	$(29,593)	$–
Counterparty 4	21,601	(21,601)	—	—	–	–
	51,194	(21,601)	29,593	—	(29,593)	–
Borrowings under repurchase arrangements (d)	10,286,011	–	10,286,011	(10,286,011)	–	–
	$10,337,205	$(21,601)	$10,315,604	$(10,286,011)	$(29,593)	$–

(a)

Included in gross amounts of recognized liabilities at December 31, 2020 is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange-traded swap agreements (Counterparty 4), calculated including accrued interest. Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swap agreements at December 31, 2020.

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

(d)	Amounts include accrued interest payable of $1.0 million and $11.5 million on borrowings under repurchases arrangements as of December 31, 2020 and December 31, 2019, respectively.

The amount of unrealized losses, net of unrealized gains, included in Accumulated other comprehensive income scheduled to be recognized in the Statements of Operations over the next twelve months primarily in the form of fixed-rate swap payments in excess of current market rates on swaps related to unsecured borrowings and amortization of net unrealized losses on de-designated interest rate swaps totaled $6.1 million at December 31, 2020. Changes in Accumulated other comprehensive income by component for the three years ended December 31, 2020 were as follows (in thousands):

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2017	$16,874	$45,244	$62,118
Activity for the year ended December 31, 2018:
Other comprehensive income (loss) before reclassifications	25,716	(72,490)	(46,774)
Amounts reclassified from accumulated other comprehensive income	(36,390)	–	(36,390)
Other comprehensive loss	(10,674)	(72,490)	(83,164)
Balance at December 31, 2018	6,200	(27,246)	(21,046)
Activity for the year ended December 31, 2019:
Other comprehensive (loss) income before reclassifications	(17,080)	71,148	54,068
Amounts reclassified from accumulated other comprehensive income	(20,988)	1,365	(19,623)
Other comprehensive (loss) income	(38,068)	72,513	34,445
Balance at December 31, 2019	(31,868)	45,267	13,399
Activity for the year ended December 31, 2020:
Other comprehensive loss before reclassifications	(15,621)	(27,580)	(43,201)
Amounts reclassified from accumulated other comprehensive income	3,822	66,864	70,686
Other comprehensive (loss) income	(11,799)	39,284	27,485
Balance at December 31, 2020	$(43,667)	$84,551	$40,884

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

	December 31, 2020		December 31, 2019
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,431	7.87%	$34,392	7.88%
December 2035 ($40,000 face amount)	39,435	7.64	39,397	7.64
September 2036 ($25,000 face amount)	24,627	7.68	24,603	7.68
	$98,493	7.73	$98,392	7.73

The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option.  Interest paid on Unsecured borrowings, including related Derivative cash flows, totaled $7.5 million during 2020, 2019 and 2018, respectively.

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

Residential mortgage investments, all of which are mortgage securities classified as available-for-sale, are measured at fair value on a recurring basis. In determining fair value estimates the Company considers recent trading activity for similar investments and pricing levels indicated by lenders in connection with designating collateral for secured borrowings, provided such pricing levels are considered indicative of actual market clearing transactions. The Company currently bases fair value for Unsecured borrowings on discounted cash flows using Company estimates for market yields. Excluded from these disclosures are financial instruments for which cost basis is deemed to approximate fair value due primarily to the short duration of these instruments, which are valued using primarily Level 1 measurements, including Cash and cash equivalents, Cash collateral receivable from derivative counterparties, receivables, payables and Secured borrowings with initial terms of 120 days or less. See NOTE 6 for information relative to the valuation of interest rate swap agreements.

The following table presents the fair value for the Company’s financial instruments as of the indicated dates (in thousands):

		December 31, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Secured borrowings-related interest rate swap agreements	Level 2	$–	$–	$733	$733
Eurodollar futures	Level 1	–	–	738	738
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	Level 2	500,000	500,100	–	–
Unsecured borrowings	Level 2	98,493	59,900	98,392	68,100
Unsecured borrowings-related interest rate swap agreements	Level 2	41,484	41,484	29,156	29,156

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
December 31, 2020
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$7,235,571	$87,158	$12,640	$7,310,089
Ginnie Mae	617,430	10,541	508	627,463
December 31, 2019
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	8,890,949	64,593	23,753	8,931,789
Ginnie Mae	2,284,331	11,560	7,133	2,288,758

	December 31, 2020		December 31, 2019
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position of one year or greater:
Fannie Mae/Freddie Mac	$690,227	$9,533	$2,030,192	$17,069
Ginnie Mae	27,462	285	560,022	5,775
Securities in an unrealized loss position of less than one year:
Fannie Mae/Freddie Mac	583,870	3,107	1,473,144	6,684
Ginnie Mae	41,527	223	416,888	1,358
	$1,343,086	$13,148	$4,480,246	$30,886

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value are due to interest rate changes and are not due to credit risk associated with these securities. The unrealized losses on the Company’s investment in Agency Securities were caused by interest rate changes, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. The Company does not intend to sell the investments as of December 31, 2020 and it is not more likely than not that the Company will be required to sell the investments before recovering their related amortized cost bases.

NOTE 9 — INCOME TAXES

Capstead and a subsidiary for which the Company has elected taxable REIT subsidiary status file separate tax returns in U.S. federal and state jurisdictions, where applicable.  Provided Capstead remains qualified as a REIT and all its taxable income is distributed to stockholders within allowable time limits, no income taxes are due on this income.  Accordingly, no provision has been made for income taxes for Capstead.  Taxable income, if any, of the Company’s largely dormant taxable REIT subsidiary is fully taxable and provision is made for any resulting income taxes.  The Company is no longer subject to examination and the related assessment of tax by federal, state, or local tax authorities for years before 2017.

 For tax years after 2017, the Tax Cuts and Jobs Act (“Tax Act”) repealed the corporate Alternative Minimum Tax (“AMT”).  AMT credit carryforwards became fully utilizable without limitation or, in the absence of regular tax liability, fully refundable over the ensuing four years.  Accordingly, in 2017 the Company’s taxable REIT subsidiary recognized a refund of AMT under the Tax Act and recorded a receivable in Receivables and other assets, which was collected in full in 2020 under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) of 2020.

Additionally, the CARES Act modified the rules for REIT net operating losses (“NOL”). A REIT NOL carryover can now only offset 80% of taxable income for losses arising in years beginning after December 31, 2020. The 80% limitation is calculated by multiplying current-year REIT taxable income before the dividends paid deduction by 80%. For tax years beginning before January 1, 2021, a taxpayer can offset 100% of its income in any given year with an NOL.  Although there will be an annual NOL limitation for tax years starting after December 31, 2020, the Tax Act allows post-2017 NOLs to be carried forward indefinitely. At December 31, 2020 Capstead had an NOL of $90 million that does not expire.

The Company’s effective tax rate differs substantially from statutory federal income tax rates primarily due to the benefit of Capstead’s status as a REIT, along with other items affecting the Company’s effective tax rate as illustrated below for the indicated periods (in thousands):

	Year ended December 31
	2020	2019	2018
Income taxes computed at the federal statutory rate	$2	$6	$10,515
Benefit of REIT status	–	-	(10,512)
Income taxes computed on income of the Company's taxable REIT subsidiary	2	6	3
Other change in net deferred income tax assets	(2)	(6)	(3)
Income tax (benefit) provision recorded in miscellaneous other revenue (expense)	$–	$–	$–

No income taxes were paid during 2020, 2019 or 2018.  Capstead had $17.5 million in net capital loss carryforwards that expired at the end of 2019. At December 31, 2020 Capstead has $68.2 million in net capital loss carryforwards that if unused, expire at the end of 2025.  Significant components of the Company’s taxable REIT subsidiary’s deferred income tax assets and liabilities were as follows as of the indicated dates (in thousands):

	December 31
	2020	2019
Deferred income tax assets:
Net operating loss carryforwards (a)	$71	$24
Other	9	10
	80	34
Deferred income tax liabilities	–	–
Net deferred tax assets	$80	$34
Valuation allowance (b)	$80	$34

(a)	The increase in net operating loss carryforward from 2019 to 2020 is due to a carryforward correction noted in reconciliation against filed tax returns.
(b)	Because this subsidiary is not expected to earn significant amounts of taxable income, related net deferred tax assets are fully reserved at December 31, 2020.

NOTE 10 — STOCKHOLDERS’ EQUITY

In February 2020, the Company issued 1.6 million shares of common stock through an at-the-market continuous offering program at an average price of $8.21, net of fees and other costs, for net proceeds of $12.9 million. On August 1, 2019 the Company completed a public offering for nine million shares of common stock raising $75.1 million at a net price of $8.34 per share after underwriting discounts and offering expenses. The proceeds were deployed into additional ARM Agency Securities and used for general corporate purposes. Additional amounts of equity capital may be raised in the future under continuous offering programs or by other means, subject to market conditions, compliance with federal securities laws and blackout periods.

In 2019 Capstead’s Board of Directors increased its 2017 common stock repurchase program authorization to $125 million, leaving a remaining repurchase program authorization of approximately $37 million. The Company did not repurchase shares in 2020 or 2019. During 2018, the Company repurchased 10.7 million shares for an average net repurchase price of $7.94 for a total capital deployment of $84.6 million.

During 2020, 2019 and 2018, additions to common equity capital related to equity-based awards to directors and employees totaled $3.1 million, $2.6 million and $1.7 million, respectively.  See NOTE 11 for further information pertaining to long-term equity-based awards.

At December 31, 2020 and 2019, the Company had issued and outstanding 10.3 million shares of its 7.50% Series E Cumulative Redeemable Preferred Stock. Shares of the Series E preferred stock are redeemable at the Company’s option for $25.00 per share, plus any accumulated and unpaid dividends and have a liquidation preference of $25.00 per share.  The Company issued no Series E preferred stock in 2020, 2019 or 2018.

NOTE 11 — EQUITY INCENTIVE PLAN

All equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At December 31, 2020, this plan had 2,454,061 shares of common stock remaining available for future issuances.

Long-term equity-based Awards – Performance-based Restricted Stock Units (“RSUs”)

A summary of the Company’s restricted stock unit activity and related information for the year ended December 31, 2020 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSU awards outstanding at December 31, 2019	538,945	$8.50
Grants	191,314	8.03
Forfeitures	(148,894)	10.52
Unvested RSU awards outstanding at December 31, 2020	581,365	7.83

Dividends accrue from the date of grant and will be paid in cash to the extent the units convert into shares of common stock following completion of related performance periods. Unrecognized estimated compensation expense for these awards totaled $1.3 million at December 31, 2020, to be expensed over a weighted average period of 1.4 years (assumes estimated attainment levels for the related performance metrics will be met).

Recognized in Compensation-related expense are $932,000, $771,000 and $104,000 related to this program during 2020, 2019 and 2018, respectively.  Included in Common stock dividends payable at

December 31, 2020 and 2019 are estimated dividends payable pertaining to these awards of $354,000 and $125,000, respectively.

Long-term equity-based Awards – Stock Awards

Stock award activity for the year ended December 31, 2020 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2019	615,045	$8.14
Grants	322,744	7.39
Vestings	(169,748)	9.98
Unvested stock awards outstanding at December 31, 2020	768,041	7.42

During 2020, 2019 and 2018, the Company recognized in Compensation-related expense $1.7 million, $1.4 million and $1.2 million, respectively, related to amortization of the grant date fair value of employee stock awards.  In addition, the Company recognized in Other general and administrative expense $570,000, $505,000 and $450,000 related to amortization of the grant date fair value of director stock awards during 2020, 2019 and 2018, respectively.  Unrecognized compensation expense for unvested stock awards totaled $2.1 million as of December 31, 2020, to be expensed over a weighted average period of 1.3 years.

Service-based stock awards issued to directors and to non-executive employees receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Stock awards issued to executives defer the payment of dividends accruing between the grant dates and the end of related performance or service periods.  If these awards do not vest, the related accrued dividends will be forfeited. Included in Common stock dividend payable at December 31, 2020 and 2019 are estimated dividends payable pertaining to these awards totaling $533,000 and $350,000, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Reports on Corporate Governance and

Report of Independent Registered Public Accounting Firm

Report of Management on Effectiveness of Internal Control Over Financial Reporting

Management of Capstead is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”).  Based on our evaluation under the COSO framework, it is management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Capstead’s independent registered public accounting firm, Ernst & Young, LLP, has issued a report on the Company’s effectiveness of internal control over financial reporting as of December 31, 2020, which is included in this Annual Report.

Report of Management on Evaluation of Disclosure Controls and Procedures

Management of Capstead, with participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of December 31, 2020.  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in Capstead’s internal control over financial reporting as of December 31, 2020, that has materially affected, or is reasonably likely to materially affect, Capstead’s internal control over financial reporting.

Related Certifications by Management

Certifications by the CEO and CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 pertaining to the completeness and fairness of the information contained in Capstead’s annual report on Form 10-K for the year ended December 31, 2020 and the Company’s system of internal controls over financial reporting and disclosure controls and procedures are included as exhibits to the annual report on Form 10-K.  This report, as well as the Company’s other filings with the Securities and Exchange Commission, are available free of charge on the Company’s website at www.capstead.com.

Report of Independent Registered Public Accounting Firm on

Audit of Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of Capstead Mortgage Corporation

Opinion on Internal Control over Financial Reporting

We have audited Capstead Mortgage Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capstead Mortgage Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Capstead Mortgage Corporation as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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
February 19, 2021

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to Capstead’s 2021 definitive Proxy Statement under the captions “Proposal One – Election of Directors,” “Board of Directors and Committee Information,” “Stockholder Procedures for Director Candidate Recommendations,” “Executive Officers,” “Audit Committee” and “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the SEC within 120 days of year-end.

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

The information required by this item is incorporated herein by reference to Capstead’s 2021 definitive Proxy Statement under the captions “Board of Directors and Committee Information” and “Executive Compensation,” to be filed with the SEC within 120 days of year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to Capstead’s 2021 definitive Proxy Statement under the captions “Equity Compensation Plans” and “Security Ownership of Management and Certain Beneficial Owners,” to be filed with the SEC within 120 days of year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to Capstead’s 2021 definitive Proxy Statement under the caption “Related Person Transactions,” to be filed with the SEC within 120 days of year-end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to Capstead’s 2021 definitive Proxy Statement under the caption “Proposal Three – Ratification of the Appointment of Ernst & Young LLP as Our Independent Registered Public Accounting Firm,” to be filed with the SEC within 120 days of year-end.

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

3.	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
4.6	Description of Securities.(6)
10.01	Amended and Restated Deferred Compensation Plan.(7)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(8)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(9)
10.04	Third Amended and Restated Incentive Bonus Plan.(7)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	2018 Long-Term Performance Unit Award Criteria. (10)
10.07	Form of performance unit agreement for executive employees. (10)
10.08	2019 Annual Incentive Compensation Program. (11)
10.09	Form of restricted stock agreement for executive employees. (11)
10.10	2019 Long-Term Performance Unit Award Criteria. (11)
10.11	Form of performance unit agreement for executive employees. (11)
10.12	2020 Annual Incentive Compensation Program. (12)
10.13	Form of restricted stock agreement for executive employees. (12)
10.14	2020 Long-Term Performance Unit Award Criteria. (12)
10.15	Form of performance unit agreement for executive employees. (12)
10.16	2021 Annual Incentive Compensation Program. (13)
10.17	Form of restricted stock agreement for executive employees. (13)
10.18	2021 Long-Term Performance Unit Award Criteria. (13)
10.19	Form of performance unit agreement for executive employees. (13)

EXHIBIT
NUMBER	DESCRIPTION
10.20	Form of Change in Control/Severance Agreement for executive officers. (14)
10.21	Form of Equity Distribution Agreement, dated January 12, 2021. (15)
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2019.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-08896) for the quarter ended June 30, 2019.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 4, 2018, for the event dated January 3, 2018.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 7, 2019, for the event dated January 3, 2019.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No.001-08896), filed on January 3, 2020, for the event dated January 2, 2020.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No.001-08896), filed on January 12, 2021, for the event dated January 8, 2021.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2017.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 12, 2021, for the event dated January 12, 2021.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstead has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: February 19, 2021	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer

Date: February 19, 2021	By:	/s/ LANCE J. PHILLIPS
Lance J. Phillips
Senior Vice President, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ PAT AUGUSTINE	Director	February 16, 2021
Pat Augustine

/s/ JACK BIEGLER	Director	February 16, 2021
Jack Biegler

/s/ MICHELLE P. GOOLSBY	Director	February 16, 2021
Michelle P. Goolsby

/s/ GARY KEISER	Director	February 16, 2021
Gary Keiser

/s/ CHRISTOPHER W. MAHOWALD	Chairman and Director	February 16, 2021
Christopher W. Mahowald

/s/ MICHAEL G. O’NEIL	Director	February 16, 2021
Michael G. O’Neil

/s/ PHILLIP A. REINSCH	President, Chief Executive Officer	February 18, 2021
Phillip A. Reinsch	and Director

/s/ MARK S. WHITING	Director	February 16, 2021
Mark S. Whiting