Form 10-Q
period 2021-03-31
CAPSTEAD MORTGAGE CORP
filed 2021-05-04
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01par value)	96,847,910 as of May 4, 2021

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

ITEM 1.    FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except pledged and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Residential mortgage investments ($7.16 and $7.71 billion pledged at March 31, 2021 and December 31, 2020, respectively)	$7,405,411	$7,937,552
Cash collateral receivable from derivative counterparties	61,796	74,411
Derivatives at fair value	151	–
Cash and cash equivalents	259,233	257,180
Receivables and other assets	143,295	136,107
	$7,869,886	$8,405,250
Liabilities
Secured borrowings	$6,805,061	$7,319,083
Derivatives at fair value	27,223	41,484
Unsecured borrowings	98,519	98,493
Common stock dividend payable	15,173	15,281
Accounts payable and accrued expenses	20,217	20,746
	6,966,193	7,495,087
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
7.50% Cumulative Redeemable Preferred Stock, Series E, 10,329 shares issued and outstanding ($258,226 aggregate liquidation preference) at March 31, 2021 and December 31, 2020	250,946	250,946
Common stock - $0.01 par value; 250,000 shares authorized:
96,848 and 96,481 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	968	965
Paid-in capital	1,269,021	1,268,439
Accumulated deficit	(651,551)	(651,071)
Accumulated other comprehensive income	34,309	40,884
	903,693	910,163
	$7,869,886	$8,405,250

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended
	March 31
	2021	2020
Interest income
Residential mortgage investments	$26,165	$69,207
Other	13	403
	26,178	69,610
Interest expense
Secured borrowings	(4,172)	(45,256)
Unsecured borrowings	(1,891)	(1,900)
	(6,063)	(47,156)
	20,115	22,454
Other (expense) income
Gain (loss) on derivative instruments (net)	2,382	(155,739)
Loss on sale of investments (net)	–	(67,820)
Compensation-related expense	(2,092)	(2,204)
Other general and administrative expense	(1,465)	(1,202)
Miscellaneous other revenue (expense)	2	(142)
	(1,173)	(227,107)
Net income (loss)	18,942	(204,653)
Less preferred stock dividends	(4,842)	(4,842)
Net income (loss) to common stockholders	$14,100	$(209,495)

Net income (loss) per common share
Basic and diluted	$0.15	$(2.21)

Weighted average common shares outstanding
Basic	95,894	94,897
Diluted	96,230	94,897

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Quarter Ended
	March 31
	2021	2020
Net income (loss)	$18,942	$(204,653)

Other comprehensive income (loss)
Amounts related to available for sale securities:
Change in net unrealized gain or loss	(21,483)	(65,770)
Reclassification adjustment for amounts included in net income (loss)	–	66,864
Amounts related to cash flow hedges:
Change in net unrealized gain or loss	13,292	(21,251)
Reclassification adjustment for amounts included in net income (loss)	1,616	480
	(6,575)	(19,677)
Comprehensive income (loss)	$12,367	$(224,330)

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2020	$250,946	$965	$1,268,439	$(651,071)	$40,884	$910,163
Net income	–	–	–	18,942	–	18,942
Change in unrealized gain on mortgage securities, net	–	–	–	–	(21,483)	(21,483)
Amounts related to cash flow hedges, net	–	–	–	–	14,908	14,908
Cash dividends:
Common – $0.15 per share	–	–	–	(14,580)	–	(14,580)
Preferred – $0.47 per share	–	–	–	(4,842)	–	(4,842)
Issuance of common stock	–	–	–	–	–	-
Other additions to capital	–	3	582	–	–	585
Balance at March 31, 2021	$250,946	$968	$1,269,021	$(651,551)	$34,309	$903,693

Balance at December 31, 2019	$250,946	$946	$1,252,481	$(444,039)	$13,399	$1,073,733
Net loss	–	–	–	(204,653)	–	(204,653)
Change in unrealized gain on mortgage securities, net	–	–	–	–	1,094	1,094
Amounts related to cash flow hedges, net	–	–	–	–	(20,771)	(20,771)
Cash dividends:
Common – $0.12 per share	–	–	–	(14,519)	–	(14,519)
Preferred – $0.47 per share	–	–	–	(4,842)	–	(4,842)
Issuance of common stock	–	16	12,841	–	–	12,857
Other additions to capital	–	2	723	–	–	725
Balance at March 31, 2020	$250,946	$964	$1,266,045	$(668,053)	$(6,278)	$843,624

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31
	2021	2020
Operating activities
Net income (loss)	$18,942	$(204,653)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization of investment premiums	20,887	20,691
Amortization of equity-based awards	706	835
Amortization of unrealized loss (gain) on de-designated hedges	646	(103)
Loss on sale of mortgage investments	–	67,820
(Gain) loss on derivative instruments (net)	(2,228)	156,747
Other depreciation and amortization	30	29
Net change in receivables, other assets, accounts payable and accrued expenses	2,394	(1,872)
Net cash provided by operating activities	41,377	39,494
Investing activities
Purchases of residential mortgage investments	(404,224)	(814,547)
Proceeds from sales of residential mortgage investments	–	2,540,426
Interest receivable acquired with the purchase of residential mortgage investments	(652)	(1,495)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	884,482	902,873
Net cash provided by investing activities	479,606	2,627,257
Financing activities
Proceeds from repurchase arrangements and similar borrowings	13,609,509	29,271,292
Principal payments on repurchase arrangements and similar borrowings	(14,123,531)	(31,167,283)
Decrease (increase) in cash collateral receivable from derivative counterparties	12,615	(30,452)
Increase in cash collateral receivable from secured borrowing counterparties	–	(359,168)
Net receipts from (payments on) derivative settlements	2,125	(150,760)
Issuance of common stock	–	12,882
Other capital stock transactions	(104)	(107)
Dividends paid	(19,544)	(19,104)
Net cash used in financing activities	(518,930)	(2,442,700)
Net change in cash and cash equivalents	2,053	224,051
Cash and cash equivalents at beginning of period	257,180	105,397
Cash and cash equivalents at end of period	$259,233	$329,448

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE 1 — BUSINESS

Capstead Mortgage Corporation operates as a self-managed real estate investment trust for federal income tax purposes (a “REIT”) and is based in Dallas, Texas.  Unless the context otherwise indicates, Capstead Mortgage Corporation, together with its subsidiaries, is referred to as “Capstead” or the “Company.”  Capstead earns income from investing in a leveraged portfolio of residential mortgage pass-through securities currently consisting primarily of adjustable-rate mortgage (“ARM”) securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae, Freddie Mac, or by an agency of the federal government, Ginnie Mae.  Together these securities are referred to as “Agency Securities” and are considered to have limited, if any, credit risk.

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended March 31, 2021 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2021.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

Components of the computation of basic and diluted net income (loss) per common share were as follows for the indicated periods (dollars in thousands, except per share amounts):

	Quarter Ended
	March 31
	2021	2020
Basic net income (loss) per common share
Numerator for basic net income (loss) per common share:
Net income (loss)	$18,942	$(204,653)
Preferred stock dividends	(4,842)	(4,842)
Earnings participation of unvested equity awards	(36)	(32)
	$14,064	$(209,527)
Denominator for basic net income (loss) per common share:
Average number of shares of common stock outstanding	96,793	95,636
Average unvested stock awards outstanding	(899)	(739)
	95,894	94,897
	$0.15	$(2.21)
Diluted net income (loss) per common share
Numerator for diluted net income (loss) per common share	$14,064	$(209,527)

Denominator for diluted net income (loss) per common share:
Denominator for basic net income (loss) per common share	95,894	94,897
Net effect of dilutive equity awards	336	–
	96,230	94,897
	$0.15	$(2.21)

Anti-dilutive securities that could be potentially dilutive in the future that were not included in the computation of diluted net income (loss) per common share include 80,000 equity awards excludable under the treasury stock method for the quarter ended March 31, 2021. There were 920,000 potentially dilutive securities excluded from the computation of diluted net income (loss) per common share for the quarter ended March 31, 2020.

NOTE 4 — RESIDENTIAL mortgage investments

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (c)
March 31, 2021
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$6,538,592	$250,015	$6,788,607	$6,843,364	2.56%	1.40%
Ginnie Mae ARMs	537,617	16,119	553,736	562,047	3.25	1.16
	$7,076,209	$266,134	$7,342,343	$7,405,411	2.61	1.38

December 31, 2020
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$6,982,650	$252,921	$7,235,571	$7,310,089	2.67%	1.51%
Ginnie Mae ARMs	599,726	17,704	617,430	627,463	3.39	2.05
	$7,582,376	$270,625	$7,853,001	$7,937,552	2.73	1.55

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
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

As of March 31, 2021, the average months to roll for the Company’s $2.97 billion (amortized cost basis) in current-reset ARM investments was approximately seven months while the average months to roll for the Company’s $4.37 billion (amortized cost basis) in longer-to-reset ARM investments was approximately 55 months.

The Company did not sell any securities during the quarter ended March 31, 2021.  In March 2020, the Company sold available-for-sale securities using the specific identification method for proceeds totaling $2.56 billion recognizing no gross realized gains and gross realized losses totaling $67.8 million.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Agency Securities Pledged	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
March 31, 2021
Borrowings under repurchase arrangements with maturities of 30 days or less	$6,420,936	$14,801	$6,095,509	0.16%
Borrowings under repurchase arrangements with maturities of 31 to 90 days	217,480	464	209,552	0.16
Borrowings under repurchase arrangements with maturities of greater than 90 days	520,869	1,132	500,000	0.29
	$7,159,285	$16,397	$6,805,061	0.17

December 31, 2020
Borrowings under repurchase arrangements with maturities of 30 days or less	$5,249,989	$12,597	$4,972,181	0.21%
Borrowings under repurchase arrangements with maturities of 31 to 90 days	1,939,034	4,225	1,846,902	0.20
Borrowings under repurchase arrangements with maturities of greater than 90 days	522,969	1,167	500,000	0.29
	$7,711,992	$17,989	$7,319,083	0.21

Average secured borrowings outstanding were $6.9 billion and $10.3 billion during the quarters ended March 31, 2021 and 2020, respectively. Average secured borrowings outstanding during the indicated periods differed from respective ending balances primarily due to sales in March 2020, changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff.

NOTE 6 — USE OF DERIVATIVES, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

Capstead’s portfolio of derivative financial instruments (“Derivatives”) hedge the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day secured borrowings.  The Company attempts to mitigate exposure to higher interest rates primarily by entering into SOFR- and OIS-indexed, pay-fixed, receive-variable, interest rate swap agreements for terms between eighteen months and three years. From an economic perspective, this hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a portion of the interest accruing on the borrowings, leaving primarily the fixed-rate swap payments as the Company’s effective borrowing rate. Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

During the quarter ended March 31, 2021, Capstead entered into swap agreements with notional amounts totaling $250 million requiring fixed-rate interest payments averaging 0.26%. No swap agreements matured during the quarter ended March 31, 2021. At March 31, 2021 the Company’s swap positions related to secured borrowings had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Second quarter 2022	$400,000	0.02%
Third quarter 2022	1,200,000	0.01
Fourth quarter 2022	900,000	0.07
First quarter 2023	50,000	0.13
Third quarter 2023	100,000	0.03
Fourth quarter 2023	374,500	0.09
First quarter 2024	150,000	0.28
Second quarter 2024	50,000	0.34
	$3,224,500

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

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	March 31	December 31
	Location	2021	2020
Balance sheet-related
Swap agreements in a gain position (an asset) related to secured borrowings	(a)	$151	$–
Swap agreements in a loss position (a liability) related to
unsecured borrowings	(a)	(27,223)	(41,484)
Related net interest payable	(b)	(1,105)	(597)
		$(28,177)	$(42,081)
(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.
	Location of Gain or (Loss) Recognized in	Quarter Ended March 31
	Net Income	2021	2020
Income statement-related
Component of Secured borrowings-related effects on interest expense:
Amortization of unrealized gain, net of unrealized losses on de-designated Derivatives		$(647)	$103
	(a)	(647)	103
Component of Unsecured borrowings-related effects on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income (loss)	(b)	(969)	(583)
Decrease in interest expense as a result of the use of Derivatives		$(1,616)	$(480)

Realized and unrealized gain (loss) on non-designated Derivatives (net) related to:
Interest rate swap agreements		$2,382	$(153,224)
Eurodollar futures		–	(2,515)
	(c)	$2,382	$(155,739)

Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive income		$13,292	$(21,251)

(a)	Included in “Interest expense: Secured borrowings” on the face of the Consolidated Statements of Operations.

(b)	Included in “Interest expense: Unsecured borrowings” on the face of the Consolidated Statements of Operations.
(c)	Included in “Loss on derivative instruments (net)” on the face of the Consolidated Statement of Operations.

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

Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (b)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets (a)	Sheet (a)	Sheet	Instruments	Received	Amount
March 31, 2021
Counterparty 4	$4,949	$(4,798)	$151	$–	$–	$151
December 31, 2020
Counterparty 4	$2,673	$(2,673)	$–	$–	$–	$–

(a)

Included in gross amounts of recognized assets at March 31, 2021 are the fair value of exchange-traded swap agreements, calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swaps at March 31, 2021.

(b)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities (a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
March 31, 2021
Derivatives by counterparty:
Counterparty 1	$28,329	$–	$28,329	$–	$(28,329)	$–
Counterparty 4	81	(81)	–	–	–	–
	28,410	(81)	28,329	–	(28,329)	–
Borrowings under repurchase arrangements (d)	6,806,138	–	6,806,138	(6,806,138)	–	–
	$6,834,548	$(81)	$6,834,467	$(6,806,138)	$(28,329)	$–
December 31, 2020
Derivatives by counterparty:
Counterparty 1	$42,082	$–	$42,082	$–	$(42,082)	$–
Counterparty 4	257	(257)	–	–	–	–
	42,339	(257)	42,082	–	(42,082)	–
Borrowings under repurchase arrangements (d)	7,320,090	–	7,320,090	(7,320,090)	–	–
	$7,362,429	$(257)	$7,362,172	$(7,320,090)	$(42,082)	$–

(a)

Included in gross amounts of recognized liabilities at March 31, 2021 is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange-traded swap agreements (Counterparty 4), calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swap agreements at March 31, 2021.

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

(d)	Amounts include accrued interest payable of $1.1 million and $1.0 million on borrowings under repurchase arrangements as of March 31, 2021 and December 31, 2020, respectively.

The amount of unrealized losses, net of unrealized gains, included in Accumulated other comprehensive income (loss) and scheduled to be recognized in the Consolidated Statements of Operations over the next twelve months primarily in the form of a fixed-rate swap payments in excess of current market rates on swaps related to unsecured borrowings and amortization of net unrealized losses on de-designated interest rate swaps totaled $5.4 million at March 31, 2021. Changes in Accumulated other comprehensive income  by component for the quarter ended March 31, 2021 were as follows (in thousands):

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2020	$(43,667)	$84,551	$40,884
Activity for the quarter ended March 31, 2021:
Other comprehensive income (loss) before reclassifications	13,292	(21,483)	(8,191)
Amounts reclassified from accumulated other comprehensive income (loss)	1,616	–	1,616
Other comprehensive income (loss)	14,908	(21,483)	(6,575)
Balance at March 31, 2021	$(28,759)	$63,068	$34,309

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

	March 31, 2021		December 31, 2020
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,441	7.87%	$34,431	7.87%
December 2035 ($40,000 face amount)	39,445	7.63	39,435	7.64
September 2036 ($25,000 face amount)	24,633	7.67	24,627	7.68
	$98,519	7.72	$98,493	7.73

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

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

		March 31, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Secured borrowings-related interest rate swap agreements	Level 2	$151	$151	$–	$–
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	Level 2	500,000	500,300	500,000	500,100
Unsecured borrowings	Level 2	98,519	75,800	98,493	59,900
Unsecured borrowings-related interest rate swap agreements	Level 2	27,223	27,223	41,484	41,484

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
March 31, 2021
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$6,788,607	$72,845	$18,088	$6,843,364
Ginnie Mae	553,736	8,894	583	562,047

December 31, 2020
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	7,235,571	87,158	12,640	7,310,089
Ginnie Mae	617,430	10,541	508	627,463

	March 31, 2021		December 31, 2020
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position of one year or greater:
Fannie Mae/Freddie Mac	$478,686	$7,519	$690,227	$9,533
Ginnie Mae	41,173	424	27,462	285
Securities in an unrealized loss position less than one year:
Fannie Mae/Freddie Mac	1,470,536	10,569	583,870	3,107
Ginnie Mae	44,442	160	41,527	223
	$2,034,837	$18,672	$1,343,086	$13,148

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value are due to interest rate changes and are not due to credit risk associated with these securities. The unrealized losses on the Company’s investment in ARM Agency Securities were caused by interest rate changes, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. The Company does not intend to sell the investments as of March 31, 2021 and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

NOTE 9 — EQUITY INCENTIVE PLAN

All equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At March 31, 2021, this plan had 1,878,295 shares of common stock remaining available for future issuances.

Long-term Equity-based Awards – Performance-based Restricted Stock Units (“RSUs”)

RSU activity and related information for the quarter ended March 31, 2021 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSU awards outstanding at December 31, 2020	581,365	$7.83
Grants	267,573	5.86
Forfeitures	(111,897)	8.71
Vestings	(71,240)	8.71
Unvested RSU awards outstanding at March 31, 2021	665,801	6.80

During the quarters ended March 31, 2021 and 2020, the Company recognized in Compensation-related expense $139,000 and $270,000, respectively, related to RSU awards. Unrecognized estimated compensation expense for these awards totaled $2.5 million at March 31, 2021, to be expensed over a weighted average period of 1.6 years (assumes estimated attainment levels for the related performance metrics will be met).

Dividends accrue from the date of grant and will be paid in cash to the extent the units convert into shares of common stock following completion of the related performance periods. If these shares do not vest, the related dividends will be forfeited.  Included in Common stock dividends payable at March 31, 2021 are estimated dividends payable pertaining to these awards of $310,000.

Long-term Equity-based Awards – Restricted Stock Awards

Restricted stock award activity for the quarter ended March 31, 2021 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2020	768,041	$7.42
Grants	335,654	5.67
Forfeitures	(21,145)	6.76
Vestings	(173,734)	8.60
Unvested stock awards outstanding at March 31, 2021	908,816	6.57

During the quarters ended March 31, 2021 and 2020, the Company recognized in Compensation-related expense $410,000 and $433,000, respectively, related to amortization of the grant date fair value of employee stock awards.  In addition, during the quarters ended March 31, 2021 and 2020, the Company recognized in Other general and administrative expense $158,000 and $131,000, respectively, related to amortization of the grant date fair value of director stock awards.  Unrecognized compensation expense for unvested stock awards for employees and directors totaled $3.3 million as of March 31, 2021, to be expensed over a weighted average period of 1.5 years.

Service-based stock awards issued to non-executive employees and to directors receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Stock awards issued to executives defer the payment of dividends accruing between the grant dates and the end of related service periods.  If these awards do not vest, the related accrued dividends will be forfeited. Included in Common stock dividend payable at March 31, 2021 are estimated dividends payable pertaining to these awards totaling $436,000.

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

Capstead reported for GAAP purposes net income of $19 million, representing $0.15 per diluted common share for the quarter ended March 31, 2021. The Company reported core earnings of $17 million or $0.13 per diluted common share for the quarter ended March 31, 2021.  See “Reconciliation of GAAP and non-GAAP Financial Measures” for more information on core earnings.

GAAP and core earnings benefited from lower secured borrowings rates primarily due to the continued impact of the 150 basis points in reductions in the Fed Funds rate in March 2020 and favorable terms on new interest rate swap agreements entered into throughout 2020. These benefits more than offset lower portfolio yields due to lower coupon interest rates on loans underlying the Company’s ARM Agency Securities and higher investment premium amortization due to higher mortgage prepayment levels as well as changes in lifetime prepayment estimates. Historically low interest rates have led to exceedingly high prepayment speeds across all mortgage products. The Company expects mortgage prepayment rates to peak as the second quarter progresses due in large part to increases in prevailing fixed-rate mortgage rates of nearly 50 basis points since year-end. If longer-term interest rates continue increasing, further declines in prepayments can be expected.

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital declined $6 million during the first quarter of 2021 to $1.00 billion at March 31, 2021, consisting of $653 million of common and $251 million of preferred stockholders’ equity (recorded amounts), together with $99 million of unsecured borrowings maturing in 2035 and 2036.

Capstead’s residential mortgage portfolio decreased $532 million during the first quarter of 2021 to $7.41 billion at March 31, 2021. Secured borrowings decreased $514 million to $6.81 billion as a result of lower portfolio balances.  Portfolio leverage (secured borrowings divided by long-term investment capital) decreased to 6.79 to one at March 31, 2021 from 7.26 to one at December 31, 2020.  Management continuously evaluates portfolio leverage levels in light of changes in market conditions.

COVID-19 Pandemic

The near-total shutdown of the U.S. economy in March 2020 due to the COVID-19 pandemic and resulting destabilization of the fixed income markets led to widespread portfolio liquidations and losses for the mortgage REIT industry. During this period of extreme volatility, the Company sold a portion of its portfolio late in March 2020 and reduced its swap positions in order to ensure it had sufficient flexibility to meet future projected liquidity requirements while maintaining portfolio leverage at comfortable levels. During the crisis, the Company met all of its funding requirements. Intervention by the Federal Reserve beginning in March 2020 in the form of the buying of fixed-rate Agency Securities helped stabilize this key market sector leading to improved pricing levels for fixed-rate Agency Securities.  While the Federal Reserve has not purchased ARM Agency Securities specifically, these actions contributed to improved pricing levels for mortgage assets in general and stabilized the operating environment for market participants including Capstead.

The Company’s potential liquidity at March 31, 2021 was $540 million and it believes it has ample access to necessary financing through its existing lending counterparties to meet its liquidity needs. See “Utilization of Long-term Investment Capital and Potential Liquidity” for further discussion.

The Company continues to operate portions of its business continuity plan in response to the pandemic and has not experienced any operational disruption due to its small number of employees who are all able to work remotely. Management will continue to closely monitor the situation and adapt its response as necessary to avoid any operational disruptions.

Book Value per Common Share

Book value per share (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) as of March 31, 2021 was $6.66 per share, a decrease of $0.10 per share or 1.4% from December 31, 2020 book value of $6.76 per share, primarily reflecting $0.22 in portfolio-related declines in value and $0.05 of declines related to capital activity, partially offset by derivative-related increases in value totaling $0.17.

All of Capstead’s residential mortgage investments portfolio and all of its derivatives are recorded at fair value on the Company’s balance sheet and are therefore included in the calculation of book value per common share. None of the Company’s borrowings are recorded at fair value. See NOTE 8 to the consolidated financial statements (included under Item 1 of this report) for additional disclosures regarding fair values of financial instruments held or issued by the Company.

Residential Mortgage Investments

The following table illustrates Capstead’s portfolio of residential mortgage investments for the quarter ended March 31, 2021 (dollars in thousands):

Residential mortgage investments, beginning of period	$7,937,552
Portfolio acquisitions (principal amount)	387,830
Investment premiums on acquisitions	16,394
Portfolio runoff (principal amount)	(893,995)
Investment premium amortization	(20,887)
Decrease in net unrealized gains on securities classified as available-for-sale	(21,483)
Residential mortgage investments, end of period	$7,405,411
Decrease in residential mortgage investments during the period	$(532,141)

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at March 31, 2021 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$2,097,018	2.29%	1.91%	1.65%	2.88%	6.97%	6.8
Freddie Mac Agency Securities	718,627	2.52	2.01	1.74	2.14	6.11	8.2
Ginnie Mae Agency Securities	157,481	2.47	1.59	1.51	1.09	6.05	6.2
(40% of total)	2,973,126	2.35	1.92	1.66	2.61	6.71	7.1
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,027,618	2.84	1.92	1.60	4.33	5.04	56.1
Freddie Mac Agency Securities	1,945,344	2.58	1.95	1.65	4.28	5.03	58.7
Ginnie Mae Agency Securities	396,255	3.56	1.57	1.50	1.00	5.00	34.9
(60% of total)	4,369,217	2.79	1.90	1.61	4.01	5.03	55.4
	$7,342,343	2.61	1.91	1.63	3.44	5.71	35.9
Gross WAC (rate paid by borrowers) (c)		3.25

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At March 31, 2021, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.76.

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

ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap. Nearly all ARM securities held by the Company have lifetime floors equal to their net margins. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 73% of current-reset ARMs were subject to periodic caps averaging 1.91%; 19% were subject to initial caps averaging 3.14%; and 8% were subject to lifetime caps averaging 7.92%.  All longer-to-reset ARM securities at March 31, 2021 were subject to initial caps.

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

Approximately 17% of the Company’s current-reset ARM securities are scheduled to reset in rate within three months, 38% are scheduled to reset in rate between four and six months, 31% are scheduled to reset in rate between seven and 12 months, and 14% are scheduled to reset in rate between 13 and 18 months.  The Company’s current-reset ARM securities include $556 million (approximately 19% of the total current-reset ARM securities, with average net WACs of 2.77% and fully-indexed WACs of 1.93%) that will reset in rate for the first time in less than 18 months based on indices in effect at March 31, 2021. After consideration of any applicable initial fixed-rate periods, at March 31, 2021 approximately 90%, 5% and 3% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively, while approximately 2% reset every five years. Approximately 2% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 10 months at March 31, 2021.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

Secured Borrowings and Related Derivatives Held for Hedging Purposes

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting of borrowings under repurchase arrangements with commercial banks and other financial institutions that involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financings.  The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.3% of the fair value of pledged residential mortgage pass-through securities at March 31, 2021, relatively consistent with prior year.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $369 million of capital at risk with its lending counterparties at March 31, 2021.  The Company did not have capital at risk with any single counterparty exceeding 5% of total stockholders’ equity at March 31, 2021.

Secured borrowing rates are fixed based on prevailing rates corresponding to the terms of the borrowings. Interest may be paid monthly or at the termination of a borrowing at which time the Company may enter into a new borrowing at prevailing haircuts and rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.  When the fair value of pledged securities declines due to changes in market conditions or the publishing of monthly security pay-down factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.  Conversely, if collateral fair values increase, lenders are required to release collateral back to the Company pursuant to Company-issued margin calls.

As of March 31, 2021, the Company’s secured borrowings totaled $6.81 billion with 19 counterparties at average rates of 0.17%, before the effects of currently-paying interest rate swap agreements.  The Company typically uses interest rate swap agreements with terms between 18 and 36 months and variable rate receipts based on SOFR (previously LIBOR) or Fed Funds to help mitigate exposure to rising short-term interest rates.  During the first quarter of 2021, the Company increased its swap positions by $250 million notional amount. At quarter-end the Company held $3.22 billion notional amount of these derivatives at fixed rates averaging 0.06% with contract expirations occurring at various dates through the second quarter of 2024 and a weighted average expiration of 20 months.

Including the effects of these derivatives, the Company’s residential mortgage investments and secured borrowings had estimated durations at March 31, 2021 of 13 months and 9¾ months, respectively, for a net duration gap of approximately 3¼ months – see “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements, Eurodollar futures and longer-maturity secured borrowings, if available at attractive rates and terms.

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

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of March 31, 2021 in comparison with December 31, 2020 (dollars in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Residential mortgage investments	$7,405,411	$6,805,061	$600,350	$280,797
Cash collateral receivable from derivative counterparties, net (c)			34,724	–
Other assets, net of other liabilities			367,138	259,233
Balances as of March 31, 2021:	$7,405,411	$6,805,061	$1,002,212	$540,030	6.79:1

Balances as of December 31, 2020	$7,937,552	$7,319,083	$1,008,656	$524,037	7.26:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
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

In response to pricing and ARM supply pressures in the first quarter the Company reduced portfolio leverage by only replacing a portion of portfolio runoff. Future levels of portfolio leverage will be dependent on many factors, including the size and composition of the Company’s investment portfolio (see “Liquidity and Capital Resources”).

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

The following reconciles GAAP net income (loss) and net income (loss) per diluted common share to core earnings and core earnings per common share:

	Quarter Ended March 31
	2021		2020
	Amount	Per Share	Amount	Per Share
Net income (loss)	$18,942	$0.15	$(204,653)	$(2.21)
Unrealized (gain) loss on non-designated derivative instruments	(2,228)	(0.02)	56,182	0.59
Realized loss on termination of derivative instruments	–	–	100,565	1.06
Amortization of unrealized gain, net of unrealized losses on de-designated derivative instruments	646	0.00	(103)	(0.00)
Realized loss on sale of investments	–	–	67,820	0.72
Core earnings	$17,360	$0.13	$19,811	$0.16

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

	Quarter Ended March 31
	2021	2020
Total financing spreads	1.01%	0.66%
Impact of yields on other interest-earning assets (a)	0.02	0.02
Impact of borrowing rates on other interest-paying liabilities (a)	0.11	0.05
Impact of amortization of unrealized gain, net of unrealized losses on de-designated Derivatives	0.04	(0.00)
Impact of net interest cash flows on non-designated Derivatives	0.00	0.04
Financing spreads on residential mortgage investments	1.18	0.77
(a)

Other interest-earning assets consist of overnight investments and cash collateral receivable from derivative counterparties. Other interest-paying liabilities consist of unsecured borrowings and, at times, cash collateral payable to interest rate swap counterparties.

RESULTS OF OPERATIONS

	Quarter Ended
	March 31
	2021	2020
Income statement data (in thousands, except per share data)
Interest income on residential mortgage investments	$26,165	$69,207
Related interest expense	(4,172)	(45,256)
	21,993	23,951
Other interest income (expense)	(1,878)	(1,497)
	20,115	22,454
Other (expense) income:
Gain (loss) on derivative instruments (net)	2,382	(155,739)
Loss on sale of investments (net)	–	(67,820)
Compensation-related expense	(2,092)	(2,204)
Other general and administrative expense	(1,465)	(1,202)
Miscellaneous other revenue (expense)	2	(142)
	(1,173)	(227,107)
Net income (loss)	$18,942	$(204,653)
Net income (loss) per diluted common share	$0.15	$(2.21)
Average diluted shares outstanding	96,230	94,897
Core earnings (a)	$17,360	$19,811
Core earnings per diluted common share (a)	0.13	0.16

Key operating statistics (dollars in millions)
Average yields:
Residential mortgage investments	1.38%	2.49%
Other interest-earning assets	0.04	1.14
Total average yields	1.36	2.47
Average borrowing rates:
Secured borrowings (a)(b)	0.20	1.72
Unsecured borrowings	7.68	7.72
Total average borrowing rates	0.35	1.77
Average total financing spreads	1.01	0.66
Average financing spreads on residential mortgage investments (a)	1.18	0.77
Average CPR	37.12	26.71
Average balance information:
Residential mortgage investments (cost basis)	$7,579	$11,123
Other interest-earning assets	123	141
Secured borrowings	6,884	10,337
Unsecured borrowings (included in long-term investment capital)	99	98
Long-term investment capital (“LTIC”)	1,010	1,124
Operating costs as a percentage of average LTIC	1.43%	1.22%
Return on average common equity capital (c)	7.68	7.77

(a)	See “Reconciliation of GAAP and non-GAAP Financing Measures” for a reconciliation of these financial measures and the Company’s rationale for using these non-GAAP financial measures.
(b)

To better compare the components of financing spreads on residential mortgage investments with prior periods, secured borrowing rates exclude the effects of amortization of the net unrealized gains and losses included in Accumulated other comprehensive income (loss) upon de-designation of related derivatives held for hedging purposes of 0.04% and (0.00)%, and include net interest cash flows on non-designated derivatives totaling 0.00% and 0.04% for the quarters ended March 31, 2021 and 2020, respectively.

(c)	Calculated using core earnings less preferred dividends on an annualized basis over average common equity for the period.

Capstead reported for GAAP purposes net income of $19 million representing $0.15 per diluted common share for the quarter ended March 31, 2021. This compares to a GAAP net loss of $205 million representing $(2.21) per diluted common share for the same period in 2020.  GAAP net income was positively impacted by gains on derivatives of $2 million due to entering into more favorable swap agreements during 2020, as well as $156 million of derivative losses due to declining interest rates and losses on sales of investments of $68 million recognized during the same period in 2020.

Capstead’s core earnings, a non-GAAP financial measure, totaled $17 million or $0.13 per diluted common share for the quarter ended March 31, 2021 compared to core earnings of $20 million or $0.16 per diluted common share for the same period in 2020.  Core earnings in the first quarter of 2021 benefited from lower borrowing rates while being negatively impacted by lower yields on residential mortgage investments and lower average portfolio balances.

Interest income on residential mortgage investments was lower by $43 million for the quarter ended March 31, 2021 compared to the same period in 2020.  Lower average yields drove $25 million of the decrease while lower average portfolio balances drove the remaining $18 million.

Yields on residential mortgage investments averaged 1.38% for the quarter ended March 31, 2021, a decrease of 111 basis points compared to the same period in 2020, primarily due to lower coupon interest rates on loans underlying the Company’s ARM Agency Securities that have reset based on lower prevailing interest rates, as well as lower coupons on acquisitions and other changes in portfolio composition. Yields were also negatively impacted by higher premium amortization compared to the same period in 2020 due primarily to higher prepayment rates experienced on the portfolio and changes in prepayment estimates.

Historically low interest rates have led to exceedingly high prepayment speeds across all mortgage products. While ARM securities are priced to incur higher prepayment speeds than fixed rate securities, and fixed rate securities have incurred higher percentage increases than ARM securities over previous levels, the Company’s ARM securities have experienced elevated prepayment speeds ultimately hurting yields on its investments. The Company expects mortgage prepayment rates to peak as the second quarter progresses due in large part to increases in prevailing fixed-rate mortgage rates of nearly 50 basis points since year-end. If longer-term interest rates continue increasing, further declines in prepayments can be expected.

Interest expense on secured borrowings was lower by $41 million for the quarter ended March 31, 2021 compared to the same period in 2020.  This decrease is attributable to $30 million in decreases related to lower average borrowing rates and $11 million in decreases related to lower average borrowings.

Secured borrowing rates, after adjusting for hedging activities, decreased 152 basis points for the quarter ended March 31, 2021 compared to the same period in 2020 to average 0.20%. Market conditions contributed to lower borrowing rates, including 150 basis points in reductions to the Federal Funds rate in March 2020. Average fixed-rate swap payment rates were four basis points for the quarter ended March 31, 2021 compared to 162 basis points for the same period in 2020. This decline was largely due to efforts to reposition the swap portfolio to take advantage of declining market interest rates in 2020. Currently-paying swap notional amounts were lower, averaging $2.99 billion for the quarter ended March 31, 2021 compared to $7.10 billion for the same period in 2020.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Total operating costs, which include Compensation-related expense and Other general and administrative expense, were higher by $150,000 during the quarter ended March 31, 2021 compared to the same period in 2020.

liquidity and capital resources

Capstead’s primary sources of funds are secured borrowings and monthly principal and interest payments on its investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales. The timing, manner, price and amount of any future common and preferred issuances and any common or preferred stock repurchases will be made in the open market at the Company’s discretion, subject to economic and market conditions, stock price, compliance with federal securities laws and tax regulations as well as blackout periods associated with the dissemination of important Company-specific news.

The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” illustrates management’s estimate of additional funds potentially available to the Company at March 31, 2021. The discussion accompanying this table and under “COVID-19 Pandemic” provides insight into the Company’s current liquidity position and perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead finances its residential mortgage investments by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Secured borrowings totaled $6.81 billion at March 31, 2021 with $6.31 billion maturing within 90 days. Secured borrowings began the year at $7.32 billion and averaged $6.88 billion during the quarter ended March 31, 2021.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses derivatives supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  At quarter-end the Company held $3.22 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the second quarter of 2024 and a weighted average expiration of 20 months. The Company also holds swap agreements effectively locking in fixed rates of interest during the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings that mature in 2035 and 2036. The Company intends to continue to utilize suitable derivatives such as interest rate swap agreements or other derivatives and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

Interest Rate Risk

Because Capstead’s residential mortgage investments consist almost entirely of Agency Securities, which are considered to have limited, if any, credit risk, interest rate risk is the primary market risk faced by the Company.  Interest rate risk is highly sensitive to a number of factors, including economic conditions, government fiscal policy, central bank monetary policy and banking regulation.  By focusing on investing in relatively short-duration ARM Agency Securities, declines in fair value caused by increases in interest rates are typically relatively modest compared to investments in longer-duration fixed-rate assets.  These declines can be recovered in a relatively short period of time as coupon interest rates on the underlying mortgage loans reset to rates more reflective of the then-current interest rate environment.  This strategy also positions the Company to benefit from future recoveries in financing spreads that typically contract during periods of rising interest rates.

Derivatives and longer-maturity secured borrowings transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  Including the effects of derivatives held to hedge changes in secured borrowing rates, at March 31, 2021 the Company’s residential mortgage investments and secured borrowings had estimated durations of approximately 13 months and 9¾ months, respectively, for a net duration gap of approximately 3¼ months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable interest rate swap agreements or other derivatives and longer-maturity secured borrowings, if available at attractive rates and terms.

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

This model is the primary tool used by management to assess the direction and magnitude of changes in net interest margins and portfolio values resulting solely from changes in interest rates.  Key modeling assumptions include mortgage prepayment speeds, adequate levels of market liquidity, current market conditions, index floors, and portfolio leverage levels. These assumptions are inherently uncertain and, as a result, modeling cannot precisely estimate the impact of higher or lower interest rates.  Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, other changes in market conditions, changes in management strategies and other factors.

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivatives at March 31, 2021 and December 31, 2020, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 1.00%	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: (a)(b)
March 31, 2021	0.00-0.25%	1.74%	10.0%	4.4%	(2.4)%	(7.0)%
December 31, 2020	0.00-0.25	0.92	11.3	5.0	(3.4)	(9.0)

Projected percentage change in portfolio and related derivative values: (a)
March 31, 2021	0.00-0.25	1.74	(0.2)	0.0	(0.4)	(0.5)
December 31, 2020	0.00-0.25	0.92	(0.1)	0.0	(0.4)	(0.7)

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

(b)	The model assumes a floor on all pertinent market indices of 0.00% except the Federal Funds rate and borrowing rates, which have no assumed floor.

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

•	liquidity of secondary markets and credit markets, including the availability of financing at reasonable levels and terms to support investing on a leveraged basis;
•	the impact of differing levels of leverage employed;
•	changes in legislation or regulation affecting Agency Securities and similar federal government agencies and related guarantees;
•	changes in our strategy, operation or business model;
•	deterioration in credit quality and ratings of existing or future issuances of Agency Securities;
•	the effectiveness of risk management strategies;
•	the availability of suitable qualifying investments from both an investment return and regulatory perspective;
•	the availability of new investment capital;
•	the ability to maintain real estate investment trust (“REIT”) status for U.S. federal income tax purposes;
•	changes in legislation or regulation affecting exemptions for mortgage REITs from regulation under the Investment Company Act of 1940;
•	negative impacts from the ongoing novel coronavirus (COVID-19) pandemic including on the U.S. or global economy or on our liquidity, financial condition and earnings;
•	other changes in legislation or regulation affecting the mortgage and banking industries; and
•	changes in general economic conditions, increases in costs and other general competitive factors.

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

For a further discussion of these and other factors that could impact our future results and performance, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2021, as well as our subsequent filings with the SEC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.    Controls and Procedures

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2021.

PART II. — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors during the first quarter ended March 31, 2021 from those previously disclosed in “Risk Factors” under Part I, Item 1A. of our 2020 Form 10-K. You should carefully consider the risk factors discussed in our 2020 Form 10-K, which could materially affect our business, liquidity, earnings, financial condition and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, liquidity, earnings, financial condition and future prospects.

ITEM 6.    EXHIBITS

Exhibit Number	DESCRIPTION

3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(1)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(2)
4.3	Junior Subordinated Indenture dated September 26, 2005.(5)
4.4	Indenture dated December 15, 2005.(5)
4.5	Indenture dated September 11, 2006.(5)
4.6	Description of Securities. (6)
10.01	Amended and Restated Deferred Compensation Plan.(7)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(8)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(9)
10.04	Third Amended and Restated Incentive Bonus Plan.(7)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(5)
10.06	Form of restricted stock agreement for executive employees. (10)
10.07	2019 Long-Term Performance Unit Award Criteria. (10)
10.08	Form of performance unit agreement for executive employees. (10)
10.09	Form of restricted stock agreement for executive employees. (11)
10.10	2020 Long-Term Performance Unit Award Criteria. (11)
10.11	Form of performance unit agreement for executive employees. (11)
10.12	2021 Annual Incentive Compensation Program. (12)
10.13	Form of restricted stock agreement for executive employees. (12)
10.14	2021 Long-Term Performance Unit Award Criteria. (12)
10.15	Form of performance unit agreement for executive employees. (12)
10.16	Form of Change in Control/Severance Agreement for executive officers. (13)
10.17	Form of Equity Distribution Agreement, dated January 12, 2021. (14)
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

Exhibit Number	DESCRIPTION
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(2)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2019.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-08896) for the quarter ended June 30, 2019
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 7, 2019, for the event dated January 3, 2019.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No.001-08896), filed on January 3, 2020, for the event dated January 2, 2020.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No.001-08896), filed on January 12, 2021, for the event dated January 8, 2021.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2017.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896) filed on January 12, 2021, for the event dated January 12, 2021.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: May 4, 2021	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer

Date: May 4, 2021	By:	/s/ LANCE J. PHILLIPS
Lance J. Phillips
Senior Vice President, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)