Form 10-Q
period 2021-06-30
CAPSTEAD MORTGAGE CORP
filed 2021-08-03
CIK 766701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01par value)	96,875,560 as of August 3, 2021

CAPSTEAD MORTGAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

ITEM 1.    FINANCIAL STATEMENTS

PART I. — FINANCIAL INFORMATION

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except pledged and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Residential mortgage investments ($7.14 and $7.71 billion pledged at June 30, 2021 and December 31, 2020, respectively)	$7,429,792	$7,937,552
Cash collateral receivable from derivative counterparties	78,161	74,411
Cash and cash equivalents	207,392	257,180
Receivables and other assets	134,316	136,107
	$7,849,661	$8,405,250
Liabilities
Secured borrowings	$6,809,883	$7,319,083
Derivatives at fair value	33,335	41,484
Unsecured borrowings	98,544	98,493
Common stock dividend payable	15,289	15,281
Accounts payable and accrued expenses	19,597	20,746
	6,976,648	7,495,087
Stockholders’ equity
Preferred stock - $0.10 par value; 100,000 shares authorized:
7.50% Cumulative Redeemable Preferred Stock, Series E, 10,329 shares issued and outstanding ($258,226 aggregate liquidation preference) at June 30, 2021 and December 31, 2020	250,946	250,946
Common stock - $0.01 par value; 250,000 shares authorized:
96,848 and 96,481 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	968	965
Paid-in capital	1,269,599	1,268,439
Accumulated deficit	(655,406)	(651,071)
Accumulated other comprehensive income	6,906	40,884
	873,013	910,163
	$7,849,661	$8,405,250

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Interest income
Residential mortgage investments	$20,776	$48,111	$46,941	$117,318
Other	12	28	25	431
	20,788	48,139	46,966	117,749
Interest expense
Secured borrowings	(2,826)	(13,039)	(6,998)	(58,295)
Unsecured borrowings	(1,900)	(1,900)	(3,791)	(3,800)
	(4,726)	(14,939)	(10,789)	(62,095)
	16,062	33,200	36,177	55,654
Other (expense) income
Gain (loss) on derivative instruments (net)	2,100	(6,948)	4,482	(162,687)
Loss on sale of investments (net)	–	–	–	(67,820)
Compensation-related expense	(1,861)	(2,330)	(3,953)	(4,534)
Other general and administrative expense	(772)	(1,219)	(2,237)	(2,421)
Miscellaneous other revenue (expense)	–	1	2	(141)
	(533)	(10,496)	(1,706)	(237,603)
Net income (loss)	15,529	22,704	34,471	(181,949)
Less preferred stock dividends	(4,842)	(4,842)	(9,684)	(9,684)
Net income (loss) to common stockholders	$10,687	$17,862	$24,787	$(191,633)

Net income (loss) per common share
Basic and diluted	$0.11	$0.19	$0.26	$(2.01)

Weighted average common shares outstanding:
Basic	95,995	95,655	95,945	95,276
Diluted	96,454	95,887	96,342	95,276

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Net income (loss)	$15,529	$22,704	$34,471	$(181,949)

Other comprehensive (loss) income
Amounts related to available for sale securities:
Change in net unrealized gain or loss	(21,881)	64,659	(43,364)	(1,111)
Reclassification adjustment for amounts included in net income (loss)	–	–	–	66,864
Amounts related to cash flow hedges:
Change in net unrealized gain or loss	(7,088)	(567)	6,204	(21,818)
Reclassification adjustment for amounts included in net income (loss)	1,566	938	3,182	1,418
	(27,403)	65,030	(33,978)	45,353
Comprehensive (loss) income	$(11,874)	$87,734	$493	$(136,596)

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at March 31, 2021	$250,946	$968	$1,269,021	$(651,551)	$34,309	$903,693
Net income	–	–	–	15,529	–	15,529
Change in unrealized gain on mortgage securities, net	–	–	–	–	(21,881)	(21,881)
Amounts related to cash flow hedges, net	–	–	–	–	(5,522)	(5,522)
Cash dividends:
Common – $0.15 per share	–	–	–	(14,542)	–	(14,542)
Preferred – $0.47 per share	–	–	–	(4,842)	–	(4,842)
Other additions to capital	–	–	578	–	–	578
Balance at June 30, 2021	$250,946	$968	$1,269,599	$(655,406)	$6,906	$873,013

Balance at March 31, 2020	$250,946	$964	$1,266,045	$(668,053)	$(6,278)	$843,624
Net income	–	–	–	22,704	–	22,704
Change in unrealized gain on mortgage securities, net	–	–	–	–	64,659	64,659
Amounts related to cash flow hedges, net	–	–	–	–	371	371
Cash dividends:
Common – $0.15 per share	–	–	–	(14,558)	–	(14,558)
Preferred – $0.47 per share	–	–	–	(4,842)	–	(4,842)
Other additions to capital	–	–	931	–	–	931
Balance at June 30, 2020	$250,946	$964	$1,266,976	$(664,749)	$58,752	$912,889

Balance at December 31, 2020	$250,946	$965	$1,268,439	$(651,071)	$40,884	$910,163
Net income	–	–	–	34,471	–	34,471
Change in unrealized gain on mortgage securities, net	–	–	–	–	(43,364)	(43,364)
Amounts related to cash flow hedges, net	–	–	–	–	9,386	9,386
Cash dividends:
Common – $0.30 per share	–	–	–	(29,122)	–	(29,122)
Preferred – $0.94 per share	–	–	–	(9,684)	–	(9,684)
Other additions to capital	–	3	1,160	–	–	1,163
Balance at June 30, 2021	$250,946	$968	$1,269,599	$(655,406)	$6,906	$873,013

Balance at December 31, 2019	$250,946	$946	$1,252,481	$(444,039)	$13,399	$1,073,733
Net loss	–	–	–	(181,949)	–	(181,949)
Change in unrealized gain on mortgage securities, net	–	–	–	–	65,753	65,753
Amounts related to cash flow hedges, net	–	–	–	–	(20,400)	(20,400)
Cash dividends:
Common – $0.30 per share	–	–	–	(29,077)	–	(29,077)
Preferred – $0.94 per share	–	–	–	(9,684)	–	(9,684)
Issuance of common stock	–	16	12,841	–	–	12,857
Other additions to capital	–	2	1,654	–	–	1,656
Balance at June 30, 2020	$250,946	$964	$1,266,976	$(664,749)	$58,752	$912,889

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30
	2021	2020
Operating activities:
Net income (loss)	$34,471	$(181,949)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization of investment premiums	43,298	36,079
Amortization of equity-based awards	1,285	1,767
Amortization of unrealized loss (net) on de-designated hedges	1,237	19
Loss on sale of mortgage investments	–	67,820
(Gain) loss on derivative instruments (net)	(4,514)	155,835
Other depreciation and amortization	66	59
Net change in receivables, other assets, accounts payable and accrued expenses	3,971	1,479
Net cash provided by operating activities	79,814	81,109
Investing activities:
Purchases of residential mortgage investments	(1,411,055)	(1,453,161)
Proceeds from sales of residential mortgage investments	–	2,558,871
Interest receivable acquired with the purchase of residential mortgage investments	(1,815)	(2,519)
Principal collections on residential mortgage investments, including changes in mortgage securities principal remittance receivable	1,830,673	1,753,877
Net cash provided by investing activities	417,803	2,857,068
Financing activities:
Proceeds from repurchase arrangements and similar borrowings	31,565,784	47,502,427
Principal payments on repurchase arrangements and similar borrowings	(32,074,984)	(50,202,545)
Increase in cash collateral receivable from derivative counterparties	(3,750)	(38,141)
Net receipts from (payments on) derivative settlements	4,461	(157,773)
Issuance of common stock	–	12,882
Other capital stock transactions	(104)	(108)
Dividends paid	(38,812)	(38,325)
Net cash used in financing activities	(547,405)	(2,921,583)
Net change in cash and cash equivalents	(49,788)	16,594
Cash and cash equivalents at beginning of period	257,180	105,397
Cash and cash equivalents at end of period	$207,392	$121,991

See accompanying notes to consolidated financial statements.

CAPSTEAD MORTGAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 2 — BASIS OF PRESENTATION

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2021.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

Diluted net income (loss) per common share is computed by dividing the numerator used to compute basic net income (loss) per common share by the denominator used to compute basic net income (loss) per common share, further adjusted for the dilutive effect, if any, of equity awards and shares of preferred stock when and if convertible into shares of common stock.  Shares of the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock are contingently convertible into shares of common stock only under certain circumstances associated with the occurrence of a change in control and therefore are not considered dilutive securities absent such circumstances.  Any unvested equity awards that are deemed participating securities are included in the calculation of diluted net income (loss) per common share, if dilutive, under either the two-class method or the treasury stock method, depending upon which method produces the more dilutive result.

Components of the computation of basic and diluted net income (loss) per common share were as follows for the indicated periods (dollars in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Basic net income (loss) per common share
Numerator for basic net income (loss) per common share:
Net income (loss)	$15,529	$22,704	$34,471	$(181,949)
Preferred stock dividends	(4,842)	(4,842)	(9,684)	(9,684)
Earnings participation of unvested equity awards	(24)	(40)	(60)	(64)
	$10,663	$17,822	$24,727	$(191,697)
Denominator for basic net income (loss) per common share:
Average number of shares of common stock outstanding	96,848	96,395	96,821	96,015
Average unvested stock awards outstanding	(853)	(740)	(876)	(739)
	95,995	95,655	95,945	95,276
	$0.11	$0.19	$0.26	$(2.01)
Diluted net income (loss) per common share
Numerator for diluted net income (loss) per common share	$10,663	$17,822	$24,727	$(191,697)

Denominator for diluted net income (loss) per common share:
Denominator for basic net income (loss) per common share	95,995	95,655	95,945	95,276
Net effect of dilutive equity awards	459	232	397	–
	96,454	95,887	96,342	95,276
	$0.11	$0.19	$0.26	$(2.01)

There were no potentially dilutive securities excluded from the computation of diluted net income (loss) per common share for the quarter and six months ended June 30, 2021. There were 383,000 and 952,000 potentially dilutive securities excluded from the computation of diluted net income (loss) per common share for the quarter and six months ended June 30, 2020, respectively.

NOTE 4 — RESIDENTIAL mortgage investments

Residential mortgage investments classified by collateral type and interest rate characteristics as of the indicated dates were as follows (dollars in thousands):

	Unpaid Principal Balance	Investment Premiums	Amortized Cost Basis	Carrying Amount (a)	Net WAC (b)	Average Yield (c)
June 30, 2021
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$6,663,751	$262,349	$6,926,100	$6,961,924	2.42%	1.12%
Ginnie Mae ARMs	448,420	14,085	462,505	467,868	3.19	1.40
	$7,112,171	$276,434	$7,388,605	$7,429,792	2.47	1.14

December 31, 2020
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$6,982,650	$252,921	$7,235,571	$7,310,089	2.67%	1.51%
Ginnie Mae ARMs	599,726	17,704	617,430	627,463	3.39	2.05
	$7,582,376	$270,625	$7,853,001	$7,937,552	2.73	1.55

(a)	Includes unrealized gains and losses for residential mortgage investments classified as available-for-sale.
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

Capstead’s ARM Agency Securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period.  After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities typically either (i) adjust annually based on specified margins over the one-year London interbank offered rate (“LIBOR”) or the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”), (ii) adjust semiannually based on specified margins over six-month LIBOR or the six-month Secured Overnight Financing Rate (“SOFR”), or (iii) adjust monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.

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

As of June 30, 2021, the average months to roll for the Company’s $2.94 billion (amortized cost basis) in current-reset ARM investments was approximately seven months while the average months to roll for the Company’s $4.45 billion (amortized cost basis) in longer-to-reset ARM investments was approximately 62 months.

The Company did not sell any securities during the quarter and six months ended June 30, 2021.  In March 2020, the Company sold available-for-sale securities using the specific identification method for proceeds totaling $2.56 billion recognizing no gross realized gains and gross realized losses totaling $67.8 million.

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

Secured borrowings (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Agency Securities Pledged	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
June 30, 2021
Borrowings under repurchase arrangements with maturities of 30 days or less	$6,616,872	$13,407	$6,309,883	0.10%
Borrowings under repurchase arrangements with maturities of 31 to 90 days	519,707	1,022	500,000	0.29
	$7,136,579	$14,429	$6,809,883	0.12

December 31, 2020
Borrowings under repurchase arrangements with maturities of 30 days or less	$5,249,989	$12,597	$4,972,181	0.21%
Borrowings under repurchase arrangements with maturities of 31 to 90 days	1,939,034	4,225	1,846,902	0.20
Borrowings under repurchase arrangements with maturities of greater than 90 days	522,969	1,167	500,000	0.29
	$7,711,992	$17,989	$7,319,083	0.21

Average secured borrowings outstanding were $6.6 billion and $7.4 billion during the quarters ended June 30, 2021 and December 31, 2020, respectively. Average secured borrowings outstanding during the indicated periods differed from respective ending balances due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff.

NOTE 6 — USE OF DERIVATIVES, OFFSETTING DISCLOSURES AND CHANGES IN OTHER COMPREHENSIVE INCOME BY COMPONENT

Capstead’s portfolio of derivative financial instruments (“Derivatives”) hedge the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day secured borrowings.  The Company attempts to mitigate exposure to higher interest rates primarily by entering into Overnight Index Swap (“OIS”)- and SOFR-indexed, pay-fixed, receive-variable, interest rate swap agreements for terms between eighteen months and three years. From an economic perspective, this hedge relationship establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements offset a portion of the interest accruing on the borrowings, leaving primarily the fixed-rate swap payments as the Company’s effective borrowing rate. Additionally, changes in fair value of these Derivatives tend to partially offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.

During the quarter and six months ended June 30, 2021, Capstead entered into swap agreements with notional amounts totaling $1.03 billion and $1.28 billion, respectively, requiring fixed-rate interest payments averaging 0.29%. No swap agreements matured during the quarter and six months ended June 30, 2021. At June 30, 2021 the Company’s swap positions related to secured borrowings had the following characteristics (dollars in thousands):

Period of Contract Expiration	Notional Amount	Average Fixed-Rate Payment Requirement
Second quarter 2022	$400,000	0.02%
Third quarter 2022	1,200,000	0.01
Fourth quarter 2022	900,000	0.07
First quarter 2023	50,000	0.13
Second quarter 2023	350,000	0.20
Third quarter 2023	100,000	0.03
Fourth quarter 2023	374,500	0.09
First quarter 2024	150,000	0.28
Second quarter 2024	725,000	0.34
	$4,249,500

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

The following tables include fair value and other related disclosures regarding all Derivatives held as of and for the indicated periods (in thousands):

	Balance Sheet	June 30	December 31
	Location	2021	2020
Balance sheet-related
Swap agreements in a loss position (a liability) related to
unsecured borrowings	(a)	$(33,335)	$(41,484)
Related net interest payable	(b)	(603)	(597)
		$(33,938)	$(42,081)
(a)

The fair value of Derivatives with unrealized gains are aggregated and recorded as an asset on the face of the Balance Sheets separately from the fair value of Derivatives with unrealized losses that are recorded as a liability.

(b)	Included in “Accounts payable and accrued expenses” on the face of the Balance Sheets.

	Location of Gain or (Loss) Recognized in	Quarter Ended June 30		Six Months Ended June 30
	Net Income	2021	2020	2021	2020
Income statement-related
Component of Secured borrowings-related effects on interest expense:
Amortization of unrealized gain, net of unrealized losses on de-designated Derivatives		$(591)	$(122)	$(1,237)	$(19)
	(a)	(591)	(122)	(1,237)	(19)
Component of Unsecured borrowings-related effects on interest expense:
Amount of loss reclassified from Accumulated other comprehensive income	(b)	(975)	(816)	(1,945)	(1,399)
Decrease in interest expense as a result of the use of Derivatives		$(1,566)	$(938)	$(3,182)	$(1,418)

Realized and unrealized gain (loss) on non-designated Derivatives (net) related to:
Interest rate swap agreements		$2,100	$(6,664)	$4,482	$(159,888)
Eurodollar futures		–	(284)	–	(2,799)
	(c)	$2,100	$(6,948)	$4,482	$(162,687)

Other comprehensive income-related
Amount of gain (loss) recognized in Other comprehensive (loss) income		$(7,088)	$(567)	$6,204	$(21,818)

(a)	Included in “Interest expense: Secured borrowings” on the face of the Consolidated Statements of Operations.
(b)	Included in “Interest expense: Unsecured borrowings” on the face of the Consolidated Statements of Operations.
(c)	Included in “Loss on derivative instruments (net)” on the face of the Consolidated Statement of Operations.

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

Offsetting of Derivative Assets
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Assets	in the Balance Sheet (b)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Assets (a)	Sheet (a)	Sheet	Instruments	Received	Amount
June 30, 2021
Counterparty 4	$6,873	$(6,873)	$–	$–	$–	$–
December 31, 2020
Counterparty 4	$2,673	$(2,673)	$–	$–	$–	$–

(a)

Included in gross amounts of recognized assets is the fair value of exchange-traded swap agreements, calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swaps at June 30, 2021.

(b)

Amounts presented are limited to recognized liabilities and cash collateral received associated with the indicated counterparty sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.

	Offsetting of Financial Liabilities and Derivative Liabilities
		Gross	Net Amounts	Gross Amounts Not Offset
	Gross	Amounts	of Liabilities	in the Balance Sheet (c)
	Amounts of	Offset in	Presented in		Cash
	Recognized	the Balance	the Balance	Financial	Collateral	Net
	Liabilities (a)	Sheet (a)	Sheet (b)	Instruments	Pledged	Amount
June 30, 2021
Derivatives by counterparty:
Counterparty 1	$33,938	$–	$33,938	$–	$(33,938)	$–
Counterparty 4	88	(88)	–	–	–	–
	34,026	(88)	33,938	–	(33,938)	–
Borrowings under repurchase arrangements (d)	6,810,348	–	6,810,348	(6,810,348)	–	–
	$6,844,374	$(88)	$6,844,286	$(6,810,348)	$(33,938)	$–
December 31, 2020
Derivatives by counterparty:
Counterparty 1	$42,082	$–	$42,082	$–	$(42,082)	$–
Counterparty 4	257	(257)	–	–	–	–
	42,339	(257)	42,082	–	(42,082)	–
Borrowings under repurchase arrangements (d)	7,320,090	–	7,320,090	(7,320,090)	–	–
	$7,362,429	$(257)	$7,362,172	$(7,320,090)	$(42,082)	$–

(a)

Included in gross amounts of recognized liabilities is the fair value of non-exchange traded swap agreements (Counterparty 1) and exchange-traded swap agreements (Counterparty 4), calculated including accrued interest.  Included in gross amounts offset in the balance sheet are variation margin amounts associated with exchange-traded swap agreements at June 30, 2021.

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

(d)

Amounts include accrued interest payable of $465,000 and $1.0 million on borrowings under repurchase arrangements as of June 30, 2021 and December 31, 2020, respectively.

The amount of unrealized losses, net of unrealized gains, included in Accumulated other comprehensive income and scheduled to be recognized in the Consolidated Statements of Operations over the next twelve months primarily in the form of a fixed-rate swap payments in excess of current market rates on swaps related to unsecured borrowings and amortization of net unrealized losses on de-designated interest rate swaps totaled $4.8 million at June 30, 2021. Changes in Accumulated other comprehensive income  by component for the quarter and six months ended June 30, 2021 were as follows (in thousands):

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at March 31, 2021	$(28,759)	$63,068	$34,309
Activity for the quarter ended June 30, 2021:
Other comprehensive loss before reclassifications	(7,088)	(21,881)	(28,969)
Amounts reclassified from accumulated other comprehensive income	1,566	–	1,566
Other comprehensive loss	(5,522)	(21,881)	(27,403)
Balance at June 30, 2021	$(34,281)	$41,187	$6,906

Balance at December 31, 2020	$(43,667)	$84,551	$40,884
Activity for the six months ended June 30, 2021:
Other comprehensive income (loss) before reclassifications	6,204	(43,364)	(37,160)
Amounts reclassified from accumulated other comprehensive income	3,182	–	3,182
Other comprehensive income (loss)	9,386	(43,364)	(33,978)
Balance at June 30, 2021	$(34,281)	$41,187	$6,906

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

	June 30, 2021		December 31, 2020
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,450	7.86%	$34,431	7.87%
December 2035 ($40,000 face amount)	39,455	7.63	39,435	7.64
September 2036 ($25,000 face amount)	24,639	7.67	24,627	7.68
	$98,544	7.72	$98,493	7.73

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

Fair value-related disclosures for financial instruments other than debt securities were as follows as of the indicated dates (in thousands):

		June 30, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Secured borrowings with initial terms of greater than 120 days	Level 2	$500,000	$500,100	$500,000	$500,100
Unsecured borrowings	Level 2	98,544	74,200	98,493	59,900
Unsecured borrowings-related interest rate swap agreements	Level 2	33,335	33,335	41,484	41,484

Fair value-related disclosures for debt securities were as follows as of the indicated dates (in thousands):

	Amortized	Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
June 30, 2021
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	$6,926,100	$57,710	$21,886	$6,961,924
Ginnie Mae	462,505	6,009	646	467,868

December 31, 2020
Agency Securities classified as available-for-sale:
Fannie Mae/Freddie Mac	7,235,571	87,158	12,640	7,310,089
Ginnie Mae	617,430	10,541	508	627,463

	June 30, 2021		December 31, 2020
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in an unrealized loss position of one year or greater:
Fannie Mae/Freddie Mac	$266,867	$3,478	$690,227	$9,533
Ginnie Mae	36,923	373	27,462	285
Securities in an unrealized loss position less than one year:
Fannie Mae/Freddie Mac	2,529,952	18,408	583,870	3,107
Ginnie Mae	55,522	273	41,527	223
	$2,889,264	$22,532	$1,343,086	$13,148

From a credit risk perspective, federal government support for Fannie Mae and Freddie Mac helps ensure that fluctuations in value are due to interest rate changes and are not due to credit risk associated with these securities. The unrealized losses on the Company’s investment in ARM Agency Securities were caused by interest rate changes, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. The Company does not intend to sell the investments as of June 30, 2021 and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

NOTE 9 — EQUITY INCENTIVE PLAN

All equity-based awards and other long-term incentive awards are made pursuant to the Company’s Amended and Restated 2014 Flexible Incentive Plan that was approved by stockholders in May 2014.  At June 30, 2021, this plan had 1,878,295 shares of common stock remaining available for future issuances.

Long-term Equity-based Awards – Performance-based Restricted Stock Units (“RSUs”)

RSU activity and related information for the six months ended June 30, 2021 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSU awards outstanding at December 31, 2020	581,365	$7.83
Grants	267,573	5.86
Forfeitures	(111,897)	8.71
Vestings	(71,240)	8.71
Unvested RSU awards outstanding at June 30, 2021	665,801	6.80

During the quarter and six months ended June 30, 2021, the Company recognized in Compensation-related expense $19,000 and $157,000, respectively, related to RSU awards. Unrecognized estimated compensation expense for these awards totaled $1.9 million at June 30, 2021, to be expensed over a weighted average period of 1.5 years (assumes estimated attainment levels for the related performance metrics will be met).

Dividends accrue from the date of grant and will be paid in cash to the extent the units convert into shares of common stock following completion of the related performance periods. If these shares do not vest, the related dividends will be forfeited.  Included in Common stock dividends payable at June 30, 2021 are estimated dividends payable pertaining to these awards of $325,000.

Long-term Equity-based Awards – Restricted Stock Awards

Restricted stock award activity for the six months ended June 30, 2021 is summarized below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested stock awards outstanding at December 31, 2020	768,041	$7.42
Grants	335,654	5.67
Forfeitures	(21,145)	6.76
Vestings	(259,770)	7.77
Unvested stock awards outstanding at June 30, 2021	822,780	6.61

During the quarter and six months ended June 30, 2021, the Company recognized in Compensation-related expense $455,000 and $866,000, respectively, related to amortization of the grant date fair value of employee stock awards.  In addition, during the quarter and six months ended June 30, 2021, the Company recognized in Other general and administrative expense $105,000 and $263,000, respectively, related to amortization of the grant date fair value of director stock awards.  Unrecognized compensation expense for unvested stock awards for employees and directors totaled $2.8 million as of June 30, 2021, to be expensed over a weighted average period of 1.4 years.

Service-based stock awards issued to non-executive employees and to directors receive dividends on a current basis without risk of forfeiture if the related awards do not vest.  Stock awards issued to executives defer the payment of dividends accruing between the grant dates and the end of related service periods.  If these awards do not vest, the related accrued dividends will be forfeited. Included in Common stock dividend payable at June 30, 2021 are estimated dividends payable pertaining to these awards totaling $536,000.

NOTE 10 — SUBSEQUENT EVENTS

On July 25, 2021, the Company, Benefit Street Partners Realty Trust, Inc., a Maryland corporation (“BSPRT”), Rodeo Sub I, LLC, a Maryland limited liability company and a wholly-owned subsidiary of BSPRT (“Merger Sub”), and Benefit Street Partners L.L.C., a Delaware limited liability company (“Parent Manager”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). Under the terms and subject to the conditions set forth in the Merger Agreement, the Company will merge with and into Merger Sub, with Merger Sub remaining as a wholly-owned subsidiary of BSPRT (such transaction, the “Merger”). The Merger is expected to be completed in the fourth quarter of 2021.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s common stock will be converted into the right to receive: from BSPRT, (A) a number of shares of BSPRT’s common stock, $0.01 par value per share (which will be renamed Class A common stock) (“BSPRT Common Stock”) equal to the quotient (rounded to the nearest one ten-thousandth) determined by dividing (i) the Company’s adjusted book value per share by (ii) BSPRT’s adjusted book value per share (the “Per Share Stock Consideration”), and (B) a cash amount equal to the product of (rounding to the nearest cent) (x) the Company’s adjusted book value per share multiplied by 15.75%, multiplied by (y) 22.5%, without any interest thereon (the “Per Share Cash Consideration” and together with the Per Share Stock Consideration, the “Per Common Share BSPRT Consideration”); and from the Parent Manager, a cash amount equal to the product of (rounding to the nearest cent) (A) the Company’s adjusted book value per share multiplied by 15.75%, multiplied by (B) 77.5%, without any interest thereon (together with the Per Common Share BSPRT Consideration, the “Total Per Common Share Consideration”).

In addition, each outstanding share of the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock, $0.10 par value per share, will be converted into the right to receive one newly-issued 7.50% Series E Cumulative Redeemable Preferred Share, $0.01 par value per share, of BSPRT (the “BSPRT Series E Preferred Stock”). Cash will be paid in lieu of any fractional shares of BSPRT Common Stock that would otherwise have been received as a result of the Merger. Adjusted book value per share equals the respective company’s total consolidated common stockholders’ equity as of the last day of the month immediately preceding the month in which the closing conditions to the Merger are reasonably expected to be satisfied (other than those conditions that by their nature are to be satisfied at the closing), less, in the case of BSPRT, the aggregate Per Share Cash Consideration, divided by each respective company’s common stock issued and outstanding (excluding, in the case of the Company, any cancelled shares), plus, in the case of the Company, any shares of its common stock issuable upon the conversion of outstanding performance units immediately prior to the Effective Time, after giving pro forma effect to any additional dividends or other distributions on shares of the respective company’s common stock that are declared or are anticipated to be declared for which the record date is or will be prior to the Effective Time.

Under the Merger Agreement, each of the Company and BSPRT will pay a special dividend to their respective stockholders in cash on the last business day prior to the closing of the Merger, with a record date that is three business days before the payment date. Any dividends paid by the Company with respect to the Company’s common stock prior to the closing of the Merger will not exceed the Company’s core earnings for the quarter (or portion thereof) in which such dividend is declared, plus an additional amount, if any, necessary so that the aggregate dividend payable is equal to the minimum amount to avoid adverse tax consequences.

The obligation of each party to consummate the Merger is subject to a number of conditions, including, among others, (a) the approval of the Merger and the other transactions contemplated by the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of the Company’s common stock entitled to vote on the Merger (the “the Company Stockholder Approval”), (b) the registration and listing on the New York Stock Exchange of the shares of BSPRT Common Stock and BSPRT Series E Preferred Stock that will be issued in connection with the Merger, (c) the respective representations and warranties of the parties being true and correct, subject to the materiality standards contained in the Merger Agreement, (d) each party’s compliance in all material respects with their respective covenants and agreements set forth in the Merger Agreement, (e) the absence of a material adverse effect with respect to either the Company or BSPRT, (f) provision by each party’s counsel of a tax opinion that the other party has been organized and operated in conformity with the requirements for qualification and taxation as a REIT, (g) BSPRT has completed a reverse stock split and reclassification of its stock pursuant to the terms of the Merger Agreement, (h) BSPRT taking such actions as necessary to adopt a share repurchase program and (i) the delivery of certain documents and certificates. The obligations of the parties to consummate the Merger are not subject to any financing condition or the receipt of any financing by BSPRT or the Parent Manager.

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

Capstead reported for GAAP purposes net income of $16 million and $34 million representing $0.11 and $0.26 per diluted common share for the quarter and six months ended June 30, 2021, respectively. The Company reported core earnings of $14 million and $31 million or $0.09 and $0.22 per diluted common share for the quarter and six months ended June 30, 2021, respectively.  See “Reconciliation of GAAP and non-GAAP Financial Measures” for more information on core earnings.

For the six months ended June 30, 2021, GAAP and core earnings benefited from lower rates on secured borrowings primarily due to the continued impact of 150 basis points in reductions in the Fed Funds rate in March 2020 and favorable terms on new interest rate swap agreements entered into since then. These benefits were more than offset by lower portfolio yields due to lower coupon interest rates on loans underlying the Company’s ARM Agency Securities and higher investment premium amortization primarily due to higher mortgage prepayment levels. Core earnings were also negatively impacted by lower average portfolio balances during the first half of 2021. The Company expects mortgage prepayment rates to remain elevated through the summer selling season before receding during the fourth quarter of 2021.

Capstead finances its residential mortgage investments by leveraging its long-term investment capital with secured borrowings consisting of borrowings under repurchase arrangements with commercial banks and other financial institutions.  Long-term investment capital declined $37 million during the first half of 2021 to $972 million at June 30, 2021, consisting of $622 million of common and $251 million of preferred stockholders’ equity (recorded amounts), together with $99 million of unsecured borrowings maturing in 2035 and 2036.

Capstead’s residential mortgage portfolio decreased $508 million during the first half of 2021 to $7.43 billion at June 30, 2021. Secured borrowings decreased $509 million to $6.81 billion as a result of lower portfolio balances.  Portfolio leverage (secured borrowings divided by long-term investment capital) decreased to 7.01 to one at June 30, 2021 from 7.26 to one at December 31, 2020. In response to pricing and ARM supply pressures in the latter half of 2020 into the second quarter of 2021, the Company reduced portfolio leverage by only replacing a portion of portfolio runoff.

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

The Company’s potential liquidity at June 30, 2021 was $510 million and it believes it has ample access to necessary financing through its existing lending counterparties to meet its liquidity needs. See “Utilization of Long-term Investment Capital and Potential Liquidity” for further discussion.

The Company continues to operate portions of its business continuity plan in response to the pandemic and has not experienced any operational disruption due to its small number of employees who are all able to work remotely. Management will continue to closely monitor the situation and adapt its response as necessary to avoid any operational disruptions.

Book Value per Common Share

Book value per share (total stockholders’ equity, less liquidation preferences for outstanding shares of preferred stock, divided by outstanding shares of common stock) as of June 30, 2021 was $6.35 per share, a decrease of $0.31 per share or 4.8% from March 31, 2021 book value of $6.66 per share, primarily reflecting $0.23 in portfolio-related declines in value, $0.04 in dividends distributed in excess of GAAP net income and $0.04 in derivative-related decreases.

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

Residential Mortgage Investments

The following table illustrates Capstead’s portfolio of residential mortgage investments for the quarter and six months ended June 30, 2021 (dollars in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Residential mortgage investments, beginning of period	$7,405,411	$7,937,552
Portfolio acquisitions (principal amount)	974,119	1,361,949
Investment premiums on acquisitions	32,712	49,106
Portfolio runoff (principal amount)	(938,158)	(1,832,153)
Investment premium amortization	(22,411)	(43,298)
Decrease in net unrealized gains on securities classified as available-for-sale	(21,881)	(43,364)
Residential mortgage investments, end of period	$7,429,792	$7,429,792
Increase (decrease) in residential mortgage investments during the period	$24,381	$(507,760)

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

Capstead classifies its ARM securities based on the average length of time until the loans underlying each security reset to more current rates (“months-to-roll”) (less than 18 months for “current-reset” ARM securities, and 18 months or greater for “longer-to-reset” ARM securities).  The Company’s ARM holdings featured the following characteristics at June 30, 2021 (dollars in thousands):

ARM Type	Amortized Cost Basis (a)	Net WAC (b)	Fully Indexed WAC (b)	Average Net Margins (b)	Average Periodic Caps (b)	Average Lifetime Caps (b)	Months To Roll
Current-reset ARMs:
Fannie Mae Agency Securities	$2,045,314	2.19%	1.87%	1.64%	2.90%	6.99%	6.6
Freddie Mac Agency Securities	744,207	2.37	1.96	1.73	2.09	6.18	8.3
Ginnie Mae Agency Securities	153,647	2.38	1.59	1.51	1.09	6.08	5.2
(40% of total)	2,943,168	2.24	1.88	1.66	2.60	6.74	7.0
Longer-to-reset ARMs:
Fannie Mae Agency Securities	2,031,208	2.68	2.36	1.67	4.43	5.04	62.7
Freddie Mac Agency Securities	2,105,371	2.42	2.58	1.75	4.45	5.02	65.4
Ginnie Mae Agency Securities	308,858	3.59	1.57	1.50	1.00	5.00	32.5
(60% of total)	4,445,437	2.62	2.41	1.69	4.20	5.03	61.9
	$7,388,605	2.47	2.20	1.68	3.56	5.71	40.1
Gross WAC (rate paid by borrowers) (c)		3.11

(a)

Amortized cost basis represents the Company’s investment (unpaid principal balance plus unamortized investment premiums) before unrealized gains and losses.  At June 30, 2021, the ratio of amortized cost basis to unpaid principal balance for the Company’s ARM holdings was 103.89.

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

ARM securities with initial fixed-rate periods of five years or longer typically have either 200 or 500 basis point initial caps with 200 basis point periodic caps. Additionally, certain ARM securities held by the Company are subject only to lifetime caps or are not subject to a cap. Nearly all ARM securities held by the Company have lifetime floors equal to their net margins. For presentation purposes, average periodic caps in the table above reflect initial caps until after an ARM security has reached its initial reset date and lifetime caps, less the current net WAC, for ARM securities subject only to lifetime caps.  At quarter-end, 73% of current-reset ARMs were subject to periodic caps averaging 1.91%; 20% were subject to initial caps averaging 3.13%; and 7% were subject to lifetime caps averaging 8.05%.  All longer-to-reset ARM securities at June 30, 2021 were subject to initial caps.

(c)

Gross WAC is the weighted average interest rate of the mortgage loans underlying the indicated investments, including servicing and other fees paid by borrowers, as of the indicated balance sheet date.

ARM securities held by Capstead are backed by mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period.  These coupon interest rate adjustments are usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.  After the initial fixed-rate period, if applicable, the coupon interest rates of mortgage loans underlying the Company’s ARM securities typically adjust either (a) annually based on specified margins over the one-year London interbank offered rate (“LIBOR”) or the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”), (b) semiannually based on specified margins over six-month LIBOR or the six-month Secured Overnight Financing Rate (“SOFR”), or (c) monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index. Fannie Mae and Freddie Mac began accepting ARM loans based on SOFR in August 2020 and stopped accepting LIBOR-based ARM loans after December 2020 due to the scheduled discontinuation of LIBOR in December 2021.  The Company expects to continue investing in Agency ARM Securities backed by a variety of indices including SOFR-based ARM securities.

Approximately 14% of the Company’s current-reset ARM securities are scheduled to reset in rate within three months, 44% are scheduled to reset in rate between four and six months, 27% are scheduled to reset in rate between seven and 12 months, and 15% are scheduled to reset in rate between 13 and 18 months.  The Company’s current-reset ARM securities include $572 million (approximately 20% of the total current-reset ARM securities, with average net WACs of 2.78% and fully-indexed WACs of 1.89%) that will reset in rate for the first time in less than 18 months based on indices in effect at June 30, 2021. After consideration of any applicable initial fixed-rate periods, at June 30, 2021 approximately 81%, 14% and 3% of the Company’s ARM securities were backed by mortgage loans that reset annually, semi-annually and monthly, respectively, while approximately 2% reset every five years. Approximately 2% of the Company’s ARM securities were backed by interest-only loans, with remaining interest-only payment periods averaging 10 months at June 30, 2021.  All percentages are based on averages of the characteristics of mortgage loans underlying each security and calculated using unpaid principal balances as of the indicated date.

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

The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  None of the Company’s counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings. Collateral requirements in excess of amounts borrowed (referred to as “haircuts”) averaged 4.3% of the fair value of pledged residential mortgage pass-through securities at June 30, 2021, relatively consistent with prior year.  After considering haircuts and related interest receivable on the collateral, as well as interest payable on these borrowings, the Company had $341 million of capital at risk with its lending counterparties at June 30, 2021.  The Company did not have capital at risk with any single counterparty exceeding 5% of total stockholders’ equity at June 30, 2021.

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

As of June 30, 2021, the Company’s secured borrowings totaled $6.81 billion with 19 counterparties at average rates of 0.12%, before the effects of currently-paying interest rate swap agreements.  The Company typically uses interest rate swap agreements with terms between 18 and 36 months and variable rate receipts based on SOFR or Fed Funds to help mitigate exposure to rising short-term interest rates.  During the first half of 2021, the Company increased its swap positions by $1.28 billion notional amount. At quarter-end the Company held $4.25 billion notional amount of these derivatives at fixed rates averaging 0.11% with contract expirations occurring at various dates through the second quarter of 2024 and a weighted average expiration of 21 months.

Including the effects of these derivatives, the Company’s residential mortgage investments and secured borrowings had estimated durations at June 30, 2021 of 14¾ months and 12¾ months, respectively, for a net duration gap of approximately two months – see “Interest Rate Risk” for further information about the Company’s sensitivity to changes in market interest rates.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable derivative financial instruments such as interest rate swap agreements, Eurodollar futures and longer-maturity secured borrowings, if available at attractive rates and terms.

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

Capstead’s utilization of its long-term investment capital and its estimated potential liquidity were as follows as of June 30, 2021 in comparison with December 31, 2020 (dollars in thousands):

	Investments (a)	Secured Borrowings	Capital Employed	Potential Liquidity (b)	Portfolio Leverage
Residential mortgage investments	$7,429,792	$6,809,883	$619,909	$302,567
Cash collateral receivable from derivative counterparties, net (c)			44,826	–
Other assets, net of other liabilities			306,822	207,392
Balances as of June 30, 2021:	$7,429,792	$6,809,883	$971,557	$509,959	7.01:1

Balances as of December 31, 2020	$7,937,552	$7,319,083	$1,008,656	$524,037	7.26:1

(a)	Investments are stated at balance sheet carrying amounts, which generally reflect estimated fair value as of the indicated dates.
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

The following reconciles GAAP net income (loss) and net income (loss) per diluted common share to core earnings and core earnings per common share:

	Quarter Ended June 30				Six Months Ended June 30
	2021		2020		2021		2020
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income (loss)	$15,529	$0.11	$22,704	$0.19	$34,471	$0.26	$(181,949)	$(2.01)
Unrealized (gain) loss on non-designated derivative instruments	(2,286)	(0.02)	(2,229)	(0.02)	(4,514)	(0.05)	53,953	0.57
Realized loss on termination of derivative instruments	–	–	1,320	0.01	—	–	101,885	1.07
Amortization of unrealized gain, net of unrealized losses on de-designated derivative instruments	591	0.00	122	0.00	1,237	0.01	19	0.00
Realized loss on sale of investments	–	–	–	–	–	–	67,820	0.71
Core earnings	$13,834	$0.09	$21,917	$0.18	$31,194	$0.22	$41,728	$0.34

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

	Quarter Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Total financing spreads	0.84%	1.52%	0.93%	1.03%
Impact of yields on other interest-earning assets (a)	0.02	0.04	0.02	0.02
Impact of borrowing rates on other interest-paying liabilities (a)	0.11	0.09	0.11	0.07
Impact of amortization of unrealized gain, net of unrealized losses on de-designated Derivatives	0.03	0.01	0.03	0.00
Impact of net interest cash flows on non-designated Derivatives	(0.01)	(0.41)	(0.00)	(0.15)
Financing spreads on residential mortgage investments	0.99	1.25	1.09	0.97
(a)

Other interest-earning assets consist of overnight investments and cash collateral receivable from derivative counterparties. Other interest-paying liabilities consist of unsecured borrowings and, at times, cash collateral payable to interest rate swap counterparties.

RESULTS OF OPERATIONS

	Quarter Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Income statement data (in thousands, except per share data)
Interest income on residential mortgage investments	$20,776	$48,111	$46,941	$117,318
Related interest expense	(2,826)	(13,039)	(6,998)	(58,295)
	17,950	35,072	39,943	59,023
Other interest income (expense)	(1,888)	(1,872)	(3,766)	(3,369)
	16,062	33,200	36,177	55,654
Other (expense) income:
Gain (loss) on derivative instruments (net)	2,100	(6,948)	4,482	(162,687)
Loss on sale of investments (net)	–	–	–	(67,820)
Compensation-related expense	(1,861)	(2,330)	(3,953)	(4,534)
Other general and administrative expense	(772)	(1,219)	(2,237)	(2,421)
Miscellaneous other revenue (expense)	–	1	2	(141)
	(533)	(10,496)	(1,706)	(237,603)
Net income (loss)	$15,529	$22,704	$34,471	$(181,949)
Net income (loss) per diluted common share	$0.11	$0.19	$0.26	$(2.01)
Average diluted shares outstanding	96,454	95,887	96,342	95,276
Core earnings (a)	$13,834	$21,917	$31,194	$41,728
Core earnings per diluted common share (a)	0.09	0.18	0.22	0.34

Key operating statistics (dollars in millions)
Average yields:
Residential mortgage investments	1.14%	2.33%	1.26%	2.42%
Other interest-earning assets	0.05	0.06	0.05	0.59
Total average yields	1.12	2.29	1.24	2.40
Average borrowing rates:
Secured borrowings (a)(b)	0.15	1.09	0.17	1.45
Unsecured borrowings	7.71	7.72	7.70	7.72
Total average borrowing rates	0.28	1.17	0.32	1.52
Average total financing spreads	0.84	1.52	0.93	1.03
Average financing spreads on residential mortgage investments (a)	0.99	1.25	1.09	0.97
Average CPR	40.19	32.89	38.65	29.80
Average balance information:
Residential mortgage investments (cost basis)	$7,291	$8,257	$7,434	$9,691
Other interest-earning assets	104	146	113	144
Secured borrowings	6,601	7,648	6,742	8,993
Unsecured borrowings (included in long-term investment capital)	99	98	99	98
Long-term investment capital (“LTIC”)	997	988	1,003	1,056
Operating costs as a percentage of average LTIC	1.06%	1.45%	1.24%	1.32%
Return on average common equity capital (c)	5.57	10.76	6.63	9.58

(a)	See “Reconciliation of GAAP and non-GAAP Financing Measures” for a reconciliation of these financial measures and the Company’s rationale for using these non-GAAP financial measures.
(b)

To better compare the components of financing spreads on residential mortgage investments with prior periods, secured borrowing rates exclude the effects of amortization of the net unrealized gains and losses included in Accumulated other comprehensive income upon de-designation of related derivatives held for hedging purposes of 0.03% and 0.03%, and include net interest cash flows on non-designated derivatives totaling (0.01)% and (0.00)% for the quarter and six months ended June 30, 2021, respectively.

(c)	Calculated using core earnings less preferred dividends on an annualized basis over average common equity for the period.

Capstead reported for GAAP purposes net income of $16 million and $34 million representing $0.11 and $0.26 per diluted common share for the quarter and six months ended June 30, 2021, respectively. This compares to a GAAP net income of $23 million and net loss of $182 million representing $0.19 and $(2.01) per diluted common share for the same periods in 2020. GAAP net income benefited from lower borrowing rates by $9 million while being negatively impacted by lower yields on residential mortgage investments by $22 million and lower average portfolio balance by $5 million during the quarter ended June 30, 2021 compared to the same period in 2020. The difference in GAAP net income (loss) for the six months ended June 30, 2021 was due to $156 million of hedging-related derivative losses and $68 million of losses on sales of investments that were recognized during the same period in 2020.

Capstead’s core earnings, a non-GAAP financial measure, totaled $14 million and $31 million or $0.09 and $0.22 per diluted common share for the quarter and six months ended June 30, 2021, respectively, compared to core earnings of $22 million and $42 million or $0.18 and $0.34 per diluted common share for the same periods in 2020.  Core earnings in the first half of 2021 benefited from lower borrowing rates while being negatively impacted by lower yields on residential mortgage investments and lower average portfolio balances.

Interest income on residential mortgage investments was lower by $27 million and $70 million for the quarter and six months ended June 30, 2021, respectively, compared to the same period in 2020.  Lower average yields drove $22 million and $47 million, respectively, of the decreases while lower average portfolio balances drove the remaining $5 million and $23 million, respectively.

Yields on residential mortgage investments averaged 1.14% and 1.26% for the quarter and six months ended June 30, 2021, respectively, a decrease of 119 basis points and 116 basis points compared to the same periods in 2020. This is primarily due to lower coupon interest rates on loans underlying the Company’s ARM Agency Securities that have reset based on lower prevailing interest rates, as well as lower coupons on acquisitions and other changes in portfolio composition. Yields were also negatively impacted by higher premium amortization compared to the same periods in 2020 due primarily to higher levels of mortgage prepayments experienced on the portfolio.

Historically low interest rates have led to high prepayments across all mortgage products. While ARM securities are priced to incur higher prepayments than fixed rate securities, and fixed rate securities have incurred higher percentage increases than ARM securities over previous levels since March 2020, the Company’s ARM securities have experienced elevated prepayments negatively affecting yields. The Company expects mortgage prepayment rates to remain elevated through the summer selling season before receding during the fourth quarter of 2021.

Interest expense on secured borrowings was lower by $10 million and $51 million for the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020.  This decrease is attributable to $9 million and $39 million, respectively, in decreases related to lower average borrowing rates and $1 million and $12 million, respectively, in decreases related to lower average borrowings.

Secured borrowing rates, after adjusting for hedging activities, decreased 94 basis points and 128 basis points for the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020 to average 0.15% and 0.17%. Market conditions contributed to lower borrowing rates, including 150 basis points in reductions to the Federal Funds rate in March 2020. Average fixed-rate swap payment rates were eight and six basis points for the quarter and six months ended June 30, 2021, respectively, compared to 138 and 153 basis points for the same periods in 2020. This decline was due to lower available two- and three-year swap rates in 2021 as well as efforts in 2020 to reposition the swap portfolio to take advantage of declining market interest rates. Currently-paying swap notional amounts were lower, averaging $3.47 billion and $3.23 billion for the quarter and six months ended June 30, 2021, respectively, compared to $4.37 billion and $5.73 billion for the same periods in 2020.  Future secured borrowing rates will be dependent on market conditions, including overall levels of market interest rates as well as the availability of longer-maturity borrowings and interest rate swap agreements at attractive rates.

Total operating costs, which include Compensation-related expense and Other general and administrative expense, were lower by $916,000 and $765,000 during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

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

The Company generally uses its liquidity to pay down secured borrowings to reduce borrowing costs and otherwise efficiently manage its long-term investment capital.  Because the level of these borrowings can generally be adjusted on a daily basis, the Company’s potential liquidity inherent in its unencumbered residential mortgage investments is as important as the level of cash and cash equivalents carried on the balance sheet.  The table included under “Utilization of Long-term Investment Capital and Potential Liquidity” illustrates management’s estimate of additional funds potentially available to the Company at June 30, 2021. The discussion accompanying this table and under “COVID-19 Pandemic” provides insight into the Company’s current liquidity position and perspective on what level of portfolio leverage to employ under current market conditions.  The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for the Company’s continued qualification as a REIT.

Capstead finances its residential mortgage investments by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such borrowing is initiated or renewed.

Future borrowings are dependent upon the willingness of lenders to participate in the financing of Agency Securities, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.  None of the Company’s borrowing counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of existing borrowings.  Secured borrowings totaled $6.81 billion at June 30, 2021, all maturing within 90 days. Secured borrowings began the year at $7.32 billion and averaged $6.60 billion during the quarter ended June 30, 2021.  Average secured borrowings can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, the Company uses derivatives supplemented with longer-maturity secured borrowings when available at attractive rates and terms.  At quarter-end the Company held $4.25 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the second quarter of 2024 and a weighted average expiration of 21 months. The Company also holds swap agreements effectively locking in fixed rates of interest during the 20-year floating rate terms of the Company’s $100 million face amount of unsecured borrowings that mature in 2035 and 2036. The Company intends to continue to utilize suitable derivatives such as interest rate swap agreements or other derivatives and longer-maturity secured borrowings to manage interest rate risk when available at attractive rates and terms.

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

Derivatives and longer-maturity secured borrowings transactions lengthen the effective duration of the Company’s secured borrowings to more closely match the duration of its portfolio of residential mortgage investments.  Including the effects of derivatives held to hedge changes in secured borrowing rates, at June 30, 2021 the Company’s residential mortgage investments and secured borrowings had estimated durations of approximately 14¾ months and 12¾ months, respectively, for a net duration gap of approximately two months.  The Company intends to continue to manage interest rate risk associated with holding and financing its residential mortgage investments by utilizing suitable interest rate swap agreements or other derivatives and longer-maturity secured borrowings, if available at attractive rates and terms.

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

The table below reflects the estimated impact of instantaneous parallel shifts in the yield curve on net interest margins and the fair value of Capstead’s portfolio of residential mortgage investments and related derivatives at June 30, 2021 and December 31, 2020, subject to the modeling parameters described above.

	Federal Funds Rate	10-year U.S. Treasury Rate	Down 1.00%	Down 0.50%	Up 0.50%	Up 1.00%

Projected 12-month percentage change in net interest margins: (a)(b)
June 30, 2021	0.00-0.25%	1.47%	6.7%	2.6%	(1.2)%	(3.2)%
December 31, 2020	0.00-0.25	0.92	11.3	5.0	(3.4)	(9.0)

Projected percentage change in portfolio and related derivative values: (a)
June 30, 2021	0.00-0.25	1.47	(0.3)	0.0	(0.2)	(0.4)
December 31, 2020	0.00-0.25	0.92	(0.1)	0.0	(0.4)	(0.7)

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

•	liquidity of secondary markets and credit markets, including the availability of financing at reasonable levels and terms to support investing on a leveraged basis;
•	the impact of differing levels of leverage employed;
•	changes in legislation or regulation affecting Agency Securities and similar federal government agencies and related guarantees;
•	changes in our strategy, operation or business model;
•	our ability to complete the merger with Benefit Street Partners Realty Trust, Inc.;
•	deterioration in credit quality and ratings of existing or future issuances of Agency Securities;
•	the effectiveness of risk management strategies;
•	the availability of suitable qualifying investments from both an investment return and regulatory perspective;
•	the availability of new investment capital;
•	the ability to maintain real estate investment trust (“REIT”) status for U.S. federal income tax purposes;
•	changes in legislation or regulation affecting exemptions for mortgage REITs from regulation under the Investment Company Act of 1940;
•	negative impacts from the ongoing novel coronavirus (COVID-19) pandemic including on the U.S. or global economy or on our liquidity, financial condition and earnings;
•	other changes in legislation or regulation affecting the mortgage and banking industries; and
•	changes in general economic conditions, increases in costs and other general competitive factors.

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

Item 4.    Controls and Procedures

As of June 30, 2021, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2021.

PART II. — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors during the six months ended June 30, 2021 from those previously disclosed in “Risk Factors” under Part I, Item 1A. of our 2020 Form 10-K, other than set forth below. You should carefully consider the risk factors discussed in our 2020 Form 10-K and below, which could materially affect our business, liquidity, earnings, financial condition and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, liquidity, earnings, financial condition and future prospects.

The recently announced merger with Benefit Street Partners Realty Trust, Inc. may not be completed, which could adversely affect our business operations and stock price and subject us to a number of risks.

On July 26, 2021, the Company announced its entry into a definitive Agreement and Plan of Merger with Benefit Street Partners Realty Trust, Inc. The completion of the merger is subject to a number of conditions, including the approval by a majority of the outstanding shares of common stock of the Company.  If the merger is not completed for any reason, we would remain liable for significant transaction costs, including, in certain circumstances, termination fees of up to $26.7 million, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of a completed merger. For these and other reasons, a failed merger could adversely affect our financial condition and results of operations. Furthermore, if we do not complete the merger, the market price of our common stock may decline significantly from the current market price and our current stockholders will not enjoy the benefits of holding stock in the combined company. Certain costs associated with the merger have already been incurred or may be payable even if the merger is not completed.

Further, a failed transaction may result in negative publicity or a negative impression of us in the investment community. And any disruptions to our business resulting from the announcement and pendency of the merger, including any adverse changes in our relationships with our employees could continue or accelerate in the event of a failed transaction.

ITEM 6.    EXHIBITS

Exhibit Number	DESCRIPTION

2.1	Agreement and Plan of Merger, dated July 25, 2021, by and among Capstead Mortgage Corporation, Benefit Street Partners Realty Trust, Inc., Rodeo Sub I, LLC and Benefit Street Partners LLC.(1)
3.1	Charter, including Articles of Incorporation, Articles Supplementary for each series of preferred shares no longer outstanding and all other amendments to such Articles of Incorporation.(2)
3.2	Articles Supplementary classifying and designating the Registrant’s 7.50% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.10 per share.(3)
3.3	Amended and Restated Bylaws.(4)
3.4	Amendment to the Amended and Restated Bylaws of Capstead Mortgage Corporation, dated July 25, 2021.(1)
4.1	Specimen of Common Stock Certificate.(5)
4.2	Specimen of stock certificate evidencing the 7.50% Series E Cumulative Redeemable Preferred Stock of the Registrant, liquidation preference $25.00 per share, par value $0.10 per share.(3)
4.3	Junior Subordinated Indenture dated September 26, 2005.(6)
4.4	Indenture dated December 15, 2005.(6)
4.5	Indenture dated September 11, 2006.(6)
4.6	Description of Securities. (7)
10.01	Amended and Restated Deferred Compensation Plan.(8)
10.02	Amended and Restated 2014 Flexible Incentive Plan.(9)
10.03	Amendment No. 1 to the Amended and Restated 2014 Flexible Incentive Plan.(10)
10.04	Third Amended and Restated Incentive Bonus Plan.(8)
10.05	Form of nonqualified stock option and stock award agreements for non-employee directors.(6)
10.06	Form of restricted stock agreement for executive employees. (11)
10.07	2019 Long-Term Performance Unit Award Criteria. (11)
10.08	Form of performance unit agreement for executive employees. (11)
10.09	Form of restricted stock agreement for executive employees. (12)
10.10	2020 Long-Term Performance Unit Award Criteria. (12)
10.11	Form of performance unit agreement for executive employees. (12)
10.12	2021 Annual Incentive Compensation Program. (13)
10.13	Form of restricted stock agreement for executive employees. (13)
10.14	2021 Long-Term Performance Unit Award Criteria. (13)
10.15	Form of performance unit agreement for executive employees. (13)
10.16	Form of Change in Control/Severance Agreement for executive officers. (14)
10.17	Form of Equity Distribution Agreement, dated January 12, 2021. (15)
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

Exhibit Number	DESCRIPTION
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on July 26, 2021, for the event dated July 25, 2021.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A (No. 001-08896) for the year ended December 31, 2012.
(3)	Incorporated by reference to the Registrant’s Registration of Certain Classes of Securities on Form 8-A (No. 001-08896) dated May 13, 2013.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 3, 2014, for the event dated January 29, 2014.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63358) dated June 19, 2001.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2011.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2019.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 001-08896) for the quarter ended June 30, 2019
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on May 30, 2014, for the event dated May 28, 2014.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on February 20, 2015, for the event dated February 20, 2015.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 7, 2019, for the event dated January 3, 2019.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No.001-08896), filed on January 3, 2020, for the event dated January 2, 2020.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No.001-08896), filed on January 12, 2021, for the event dated January 8, 2021.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 001-08896) for the year ended December 31, 2017.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-08896), filed on January 12, 2021, for the event dated January 12, 2021.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTEAD MORTGAGE CORPORATION Registrant

Date: August 3, 2021	By:	/s/ PHILLIP A. REINSCH
Phillip A. Reinsch
President and Chief Executive Officer

Date: August 3, 2021	By:	/s/ LANCE J. PHILLIPS
Lance J. Phillips
Senior Vice President, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)